Form 10-Q
period 1995-04-29
STAPLES INC
filed 1995-06-12
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    April 29, 1995
                                ------------------------------------------------

Commission File Number:            0-17586
                        --------------------------------------------------------



                                 STAPLES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              04-2896127
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              100 Pennsylvania Avenue, Framingham, MA  01701-9328
              ---------------------------------------------------
              (Address of principal executive office and zip code)


                                  508-370-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                     ----        ----


The registrant had 63,326,203 shares of Common Stock, par value $.0006, outstanding as of May 31, 1995.

                                  FORM  10-Q

                                 STAPLES, INC.

                                 APRIL 29, 1995




                               TABLE OF CONTENTS

                                                                            Page

Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . .       3

Consolidated Statements of Income   . . . . . . . . . . . . . . . . . .       4

Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . .       5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .       6

Management's Discussion and Analysis of Financial
      Condition and Results of Operations   . . . . . . . . . . . . . .      7-9

Part II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                         STAPLES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       April 29,
                                                                                          1995                 January 28,
                                                                                      (Unaudited)                  1995
                                                                                      -----------              -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................        $41,897                  $41,810
  Short-term investments..........................................................         29,553                   29,204
  Merchandise inventories.........................................................        511,388                  463,493
  Receivables, net of allowances of $1,006 and $908, respectively.................         88,092                   75,910
  Deferred income taxes...........................................................         21,758                   19,360
  Prepaid expenses and other current assets.......................................         16,710                    9,956
                                                                                       ----------               ----------
    TOTAL CURRENT ASSETS..........................................................        709,398                  639,733

PROPERTY AND EQUIPMENT:
  Land and building...............................................................         18,703                   18,482
  Leasehold improvements..........................................................        133,693                  124,000
  Equipment.......................................................................        101,773                   97,139
  Furniture and fixtures..........................................................         57,320                   53,325
                                                                                       ----------               ----------
    TOTAL PROPERTY AND EQUIPMENT..................................................        311,489                  292,946
  Less accumulated depreciation and amortization..................................         90,141                   80,301
                                                                                       ----------               ----------
    NET PROPERTY AND EQUIPMENT....................................................        221,348                  212,645

OTHER ASSETS:
  Lease acquisition costs, net of amortization....................................         40,786                   41,470
  Investment in affiliates........................................................         29,529                   23,733
  Goodwill, net of amortization...................................................         67,592                   70,144
  Deferred income taxes...........................................................         14,576                   14,086
  Other...........................................................................          6,276                    6,643
                                                                                       ----------               ----------
    TOTAL OTHER ASSETS............................................................        158,759                  156,076
                                                                                       ----------               ----------
                                                                                       $1,089,505               $1,008,454
                                                                                       ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................       $245,502                 $212,341
  Accrued expenses and other current liabilities..................................        110,677                  131,740
  Debt maturing within one year...................................................          6,456                    6,257
                                                                                       ----------               ----------
    TOTAL CURRENT LIABILITIES.....................................................        362,635                  350,338

LONG-TERM DEBT ...................................................................        185,361                  134,387
OTHER LONG-TERM OBLIGATIONS.......................................................         24,796                   23,739
CONVERTIBLE DEBENTURES............................................................        115,000                  115,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
   5,000,000 shares; no shares issued ............................................
  Common stock, $.0006 par value-authorized
   200,000,000 shares; issued
    63,170,816 shares at April 29, 1995 and
    62,810,186 shares at January 28, 1995.........................................             37                       36
  Additional paid-in capital......................................................        320,301                  314,544
  Cumulative foreign currency translation adjustments.............................            774                   (2,205)
  Unrealized gain (loss) on short-term investments................................             16                      (93)
  Retained earnings ..............................................................         80,931                   73,054
  Less: 16,704 shares of treasury stock, at cost..................................           (346)                    (346)
                                                                                       ----------               ----------
    TOTAL STOCKHOLDERS' EQUITY....................................................        401,713                  384,990
                                                                                       ----------               ----------
                                                                                       $1,089,505               $1,008,454
                                                                                       ==========               ==========


  See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      (Unaudited)
                                                                     13 Weeks Ended
                                                           ----------------------------------
                                                             April 29,              April 30,
                                                                1995                  1994
                                                           --------------          ----------

Sales...................................................       $668,795              $397,530
Cost of goods sold and occupancy costs..................        518,413               310,109
                                                             ----------            ----------
    GROSS PROFIT........................................        150,382                87,421

Operating Expenses:
  Operating and selling.................................        106,117                63,753
  Pre-opening...........................................            962                   737
  General and administrative............................         23,281                14,236
  Amortization of goodwill..............................            372                     0
                                                             ----------            ----------
    TOTAL OPERATING EXPENSES............................        130,732                78,726
                                                             ----------            ----------

    OPERATING INCOME....................................         19,650                 8,695

Other income (expense):
  Interest expense, net.................................         (3,921)                 (857)
  Gain on sale of investment............................              0                 1,149
  Merger  related expense ..............................              0                (2,150)
  Other ................................................            (65)                  844
                                                             ----------            ----------
    TOTAL OTHER INCOME (EXPENSE)........................         (3,986)               (1,014)
                                                             ----------            ----------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES.......................         15,664                 7,681
 Equity in loss of affiliates...........................         (2,752)               (2,346)
                                                             ----------            ----------

   INCOME BEFORE INCOME TAXES...........................         12,912                 5,335
Income taxes............................................          5,035                 2,050
                                                             ----------            ----------
   NET INCOME...........................................         $7,877                $3,285
                                                             ==========            ==========

NET INCOME PER COMMON SHARE.............................          $0.12                 $0.05
                                                             ==========            ==========

Number of shares used in computing net
     income per common share............................     65,440,598            60,469,101
                                                             ==========            ==========




See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           (Unaudited)
                                                                                          13 Weeks Ended
                                                                                  ------------------------------
                                                                                  April 29,            April 30,
                                                                                    1995                 1994
- - ----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income .............................................................           $7,877               $3,285
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization........................................           10,894                6,066
    Equity in loss of affiliates.........................................            2,752                2,346
    (Increase) decrease in assets:
       Merchandise inventories ..........................................          (45,513)             (33,149)
       Receivables ......................................................          (12,033)               1,314
       Prepaid expenses and other assets.................................           (2,129)              (7,226)
    Increase in accounts payable, accrued
       expenses and other current liabilities............................            8,081               36,868
    Increase in other long-term obligations..............................            1,044                  759
                                                                                  --------              -------
                                                                                   (36,904)               6,978
                                                                                  --------              -------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................          (29,027)              10,263

INVESTING ACTIVITIES:
 Acquisition of property and equipment...................................          (17,412)             (11,485)
 Proceeds from sales and maturities of short-term investments............                0                  353
 Purchase of short-term investments......................................             (349)                   0
 Investment in affiliates................................................           (7,244)              (4,432)
 Acquisition of lease rights.............................................              (37)                (354)
 Other ..................................................................             (266)                   0
                                                                                  --------              -------
 NET CASH USED IN INVESTING ACTIVITIES...................................          (25,308)             (15,918)

FINANCING ACTIVITIES:
 Proceeds from sale of capital stock.....................................            2,858                  680
 Proceeds from borrowings................................................          465,000                    0
 Payments on borrowings..................................................         (414,346)              (1,012)
                                                                                  --------              -------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................           53,512                 (332)

 Effect of exchange rate changes on cash.................................              910                    0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................                87               (5,987)
Cash and cash equivalents at beginning of period.........................           41,810               37,976
                                                                                  --------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................          $41,897              $31,989
                                                                                  ========              =======



See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1  -  Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated April 27, 1995 for the year ended January 28, 1995.


Note 2 - Computation of Earnings Per Share

Average common and common equivalent shares utilized in computing earnings per share include approximately 2,477,000 and 1,566,000 shares for the quarters ended April 29, 1995 and April 30, 1994, respectively, as a result of applying the treasury stock method to outstanding stock options. The number of shares used in the earnings per share computation for the quarter ended April 30, 1994 as previously reported has been retroactively adjusted to reflect the three-for-two split of the Company's common stock in October, 1994.

                         STAPLES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Sales.   Sales increased 68% to $668,795,000 in the quarter ended April 29,
1995 from $397,530,000 in the quarter ended April 30, 1994. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. In addition, the quarter ended April 29, 1995 includes the results of The Business Depot, Ltd., D.A. MacIsaac, Inc. and Philadelphia Stationers, Inc., which were acquired under the purchase method of accounting during the year ended January 28, 1995; due to the date of acquisition, the results for these companies are not included in the consolidated results for the quarter ended April 30, 1994. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended April 29, 1995 increased 23% over the quarter ended April 30, 1994. The Company had 368 stores open as of April 29, 1995 compared to 244 stores as of April 30, 1994 and 350 stores open as of January 28, 1995.

Gross Profit.   Gross profit as a percentage of sales was 22.5% for the three month period ended April 29, 1995 as compared to 22.0% for the same period last year. The increase in gross profit rate is primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, as well as improved buying costs. This increase was partially offset by a decrease in merchandise margin rate, as sales of computers and other capital goods items, which generate a lower margin rate than other categories, increased as a percentage of total sales for the quarter ended April 29, 1995 versus the prior year. Total computer sales constituted approximately 5% of total Company sales during the quarter ended April 29, 1995.

Operating and Selling Expenses.   Operating and selling expenses, which consist
primarily of payroll and advertising expenses, decreased slightly as a percentage of sales in the three months ended April 29, 1995 to 15.9% as compared to 16.0% for the same period in the prior year. The decrease is primarily due to the increased leveraging of fixed store payroll expense as comparable store sales have increased. The improvements in store payroll have been partially offset by costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service.

While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores. During periods when new store openings as a percentage of the base are lower, store operating and selling expenses as a percentage of sales may decrease. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of saturating markets results in some new stores attracting sales away from existing stores. This also has the effect of detracting from the expected leveraging of the fixed cost component.

Pre-opening Expenses.   Pre-opening expenses relating to new store openings,
which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $52,000 per store for the three months ended April 29, 1995, as compared to $56,000 per store for the same period in the prior year.

General and Administrative Expenses.   General and administrative expenses for
the three months ended April 29, 1995 decreased as a percentage of sales to 3.5% as compared to 3.6% for the same period in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses, and was offset in part by the relatively higher general and administrative expenses associated with the contract stationer acquisitions during fiscal 1994. The Company expects general and administrative expenses to increase as the Company continues to expand; however, these expenditures are expected to continue to decrease as a percentage of sales.

Interest Expense, Net.   Net interest expense for the three months ended April
29, 1995 was $3,921,000 as compared to $857,000 for the same period in the prior year. The increase in net interest expense is primarily due to increased borrowings under the Company's revolving credit facility which funded the planned increase in store inventories, the acquisition of fixed assets for new stores opened, and additional investments in joint venture affiliates.

Gain on Sale of Investment.   During the three months ended April 30, 1994, the
Company received $1,149,000 from an escrow account established upon the sale of its investment in a contract stationer during the year ended January 29, 1994, which represents the resolution of a contingency related to the sale.

Merger Related Expense.   During the three months ended April 30, 1994 the
Company charged $2,150,000 to expense for certain nonrecurring costs incurred in connection with acquisitions of contract stationers related primarily to investment banking, legal and accounting fees .

Other Income. Other income for the quarter ended April 30, 1994 primarily relates to fees charged for administrative services performed by the Company for its joint venture affiliates. The decrease in the quarter ended April 29, 1995 is due to the contractual reduction of these fees as the affiliates perform more of their own administrative functions.

Equity in Loss of Affiliates.   The Company's equity in loss of affiliates
increased to $2,752,000 for the three months ended April 29, 1995 as compared to $2,346,000 for the same period in the prior year, primarily due to the closure of one store in the Company's German joint venture, which required a charge to cover the costs of inventory writedowns, write-off of fixed assets, and lease termination.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 29, 1995, cash, cash equivalents and short-term investments increased by $87,000. This increase was primarily due to increased net borrowings of $50,654,000 from the Company's revolving line of credit, offset by a use of $29,027,000 from operating activities (including a $45,513,000 increase in merchandise inventories to improve in-stock positions), acquisitions of property, plant and equipment of $17,412,000, and investment in joint venture affiliates of $7,244,000.

The Company opened 18 stores during the quarter ended April 29, 1995, and expects to open approximately 69 additional stores in the last three quarters of fiscal year 1995. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,200,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $83,000,000 for store openings during this period. The Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On February 14, 1995, the Company replaced its existing revolving credit and term loan facility with a new five-year revolving credit and term loan facility with a syndicate of banks providing for financing of up to $300,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of April 29, 1995, available amounts outstanding under the revolving credit facility totaled $135,000,000; total cash, short-term investments and available revolving credit amounts totaled $206,450,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next twelve months. However, the Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings dependent upon market conditions, or through an additional commercial bank debt arrangement.

                         PART II  --  OTHER INFORMATION


Items    1 - 5  -  Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

A.         Exhibits.

       10.1 Form of Agreement Not To Compete signed by executive officers of the Company.

       10.2 Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company.

       10.3 Severance Benefits Agreement dated May 17, 1995 between the Company and Jack C. Bingleman.

       10.4 Severance Benefits Agreement dated May 15, 1995 between the Company and James E. Flavin.

       10.5 Severance Benefits Agreement dated June 4, 1995 between the Company and Robert S. Fried.

       10.6 Severance Benefits Agreement dated May 15, 1995 between the Company and Martin E. Hanaka.

       10.7 Severance Benefits Agreement dated June 2, 1995 between the Company and Todd J. Krasnow.

       10.8 Severance Benefits Agreement dated May 17, 1995 between the Company and Louis R. Pepi.

       10.9 Severance Benefits Agreement dated May 18, 1995 between the Company and Ronald L. Sargent.

      10.10 Severance Benefits Agreement dated June 7, 1995 between the Company and Thomas G. Stemberg.

      10.11 Severance Benefits Agreement dated May 31, 1995 between the Company and Evan Stern.

      10.12 Severance Benefits Agreement dated May 31, 1995 between the Company and Joseph S. Vassalluzzo.

      10.13 Severance Benefits Agreement dated May 22, 1995 between the Company and John B. Wilson.

B.         Reports on Form 8-K.

           None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 12, 1995
      -------------------              /s/   John B. Wilson
                                       ----------------------------
                                       John B. Wilson
                                       Executive Vice President -
                                          Finance and Strategy and
                                          Chief Financial Officer