Form 10-Q
period 1995-07-29
STAPLES INC
filed 1995-09-07
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q



     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  July 29, 1995
                                    -----------------------------------
     Commission File Number:      0-17586
                            -------------------------------------------


                                 STAPLES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                          04-2896127
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


               100 Pennsylvania Avenue, Framingham, MA 01701-9328
              ----------------------------------------------------
              (Address of principal executive office and zip code)


                                  508-370-8500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X      No
                  ----------    ----------


     The registrant had 104,708,453 shares of Common Stock, par value $.0006, outstanding as of August 29, 1995.

                                   FORM 10-Q

                                 STAPLES, INC.

                                 JULY 29, 1995




                               TABLE OF CONTENTS

                                                                Page
     Consolidated Balance Sheets ...............................  3

     Consolidated Statements of Income .........................  4

     Consolidated Statements of Cash Flows......................  5

     Notes to Consolidated Financial Statements.................  6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................... 7-9

     Part II....................................................  10

     Signature..................................................  11


                        STAPLES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     July 29,
                                                                       1995              January 28,
                                                                    (Unaudited)             1995
                                                                   -------------        -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................      $   29,922          $   41,810
  Short-term investments.......................................          20,967              29,204
  Merchandise inventories......................................         571,466             463,493
  Receivables, net.............................................         109,280              75,910
  Prepaid expenses and other current assets....................          33,299              29,316
                                                                     ----------          ----------
    TOTAL CURRENT ASSETS.......................................         764,934             639,733

PROPERTY AND EQUIPMENT:
  Land and building............................................          18,713              18,482
  Leasehold improvements.......................................         142,758             124,000
  Equipment....................................................         121,159              97,139
  Furniture and fixtures.......................................          61,012              53,325
                                                                     ----------          ----------
    TOTAL PROPERTY AND EQUIPMENT...............................         343,642             292,946
  Less accumulated depreciation and amortization...............         102,560              80,301
                                                                     ----------          ----------
    NET PROPERTY AND EQUIPMENT.................................         241,082             212,645

OTHER ASSETS:
  Lease acquisition costs, net of amortization.................          40,794              41,470
  Investment in affiliates.....................................          29,091              23,733
  Goodwill, net of amortization................................          75,874              70,144
  Other........................................................          20,558              20,729
                                                                     ----------          ----------
    TOTAL OTHER ASSETS.........................................         166,317             156,076
                                                                     ----------          ----------
                                                                     $1,172,333          $1,008,454
                                                                     ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.............................................      $  260,473          $  212,341
  Accrued expenses and other current liabilities...............         112,448             131,740
  Debt maturing within one year................................           8,036               6,257
                                                                     ----------          ----------
    TOTAL CURRENT LIABILITIES..................................         380,957             350,338

LONG-TERM DEBT.................................................         224,330             134,387
OTHER LONG-TERM OBLIGATIONS....................................          25,751              23,739
CONVERTIBLE DEBENTURES.........................................               0             115,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized 5,000,000 shares;
   no shares issued............................................
  Common stock, $.0006 par value-authorized 200,000,000 shares;
   issued 104,660,058 shares at July 29, 1995 and 94,240,655
   shares at January 28, 1995 (Note A).........................              63                  54
  Additional paid-in capital...................................         451,361             314,544
  Cumulative foreign currency translation adjustments..........             (51)             (2,205)
  Unrealized gain (loss) on short-term investments.............              42                 (93)
  Retained earnings............................................          90,226              73,036
  Less: 24,948 shares of treasury stock, at cost...............            (346)               (346)
                                                                     ----------          ----------
    TOTAL STOCKHOLDERS' EQUITY.................................         541,295             384,990
                                                                     ----------          ----------
                                                                     $1,172,333          $1,008,454
                                                                     ==========          ==========

See notes to consolidated financial statements.

Note A - The effect of the three-for-two stock split effected as a stock dividend and distributed on July 24, 1995, has been retroactively reflected in the number of shares of common stock outstanding as of July 29, 1995 and January 28, 1995. See Note 2 to the Notes to the Consolidated Financial Statements.

                         STAPLES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               (Unaudited)                   (Unaudited)
                                                             13 Weeks Ended                 26 Weeks Ended
                                                       --------------------------      ----------------------------
                                                        July 29,        July 30,        July 29,         July 30,
                                                          1995            1994            1995             1994
                                                        ---------        --------       ----------        ---------
Sales.............................................      $604,975         $385,820       $1,273,770         $783,350
Cost of goods sold and occupancy costs............       465,501          295,227          983,914          605,336
                                                     -----------       ----------       ----------       ----------
    GROSS PROFIT..................................       139,474           90,593          289,856          178,014

Operating expenses:
  Operating and selling...........................        92,889           63,132          199,006          126,885
  Pre-opening.....................................         1,094            1,259            2,056            1,996
  General and administrative......................        23,198           16,290           46,479           30,526
  Amortization of goodwill........................           472                0              844                0
                                                     -----------       ----------       ----------       ----------
    TOTAL OPERATING EXPENSES......................       117,653           80,681          248,385          159,407
                                                     -----------       ----------       ----------       ----------
    OPERATING INCOME .............................        21,821            9,912           41,471           18,607

Other income (expense):
  Interest expense, net...........................        (4,769)          (1,417)          (8,690)          (2,274)
  Gain on sale of investment......................             0                0                0            1,149
  Merger related expense  ........................             0                0                0           (2,150)
  Other ..........................................            80              688               15            1,532
                                                     -----------       ----------       ----------       ----------
    TOTAL OTHER INCOME (EXPENSE)..................        (4,689)            (729)          (8,675)          (1,743)
                                                     -----------       ----------       ----------       ----------
    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES.................        17,132            9,183           32,796           16,864
 Equity in loss of affiliates.....................        (2,572)          (3,745)          (5,324)          (6,091)
                                                     -----------       ----------       ----------       ----------
   INCOME BEFORE INCOME TAXES.....................        14,560            5,438           27,472           10,773
Income tax expense ...............................         5,541            2,155           10,576            4,205
                                                     -----------       ----------       ----------       ----------
   NET INCOME ....................................        $9,019           $3,283          $16,896           $6,568
                                                     ===========       ==========       ==========       ==========
Net income per common share.......................         $0.09            $0.04            $0.17            $0.07
                                                     ===========       ==========       ==========       ==========
Number of shares used in computing
   net income per common share....................   101,360,445       91,424,250       99,759,975       91,064,250
                                                     ===========       ==========       ==========       ==========


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           (Unaudited)
                                                                          26 Weeks Ended
                                                                   -----------------------------
                                                                     July 29,         July 30,
                                                                      1995              1994
                                                                   ------------      -----------
Operating Activities:
  Net income ..................................................     $  16,896         $   6,568
  Adjustments to reconcile net income to net cash
     used in operating activities:
  Depreciation and amortization................................        24,521            12,955
  Equity in loss of affiliates.................................         5,324             6,091
  Increase in assets:
    Merchandise inventories ...................................      (105,542)          (85,663)
    Receivables ...............................................       (33,179)          (10,257)
    Prepaid expenses and other assets..........................        (9,496)          (13,136)
  Increase in accounts payable, accrued
   expenses and other current liabilities......................        26,771            30,456
  Increase in other long-term obligations......................         1,940             1,532
                                                                    ---------         ---------
                                                                      (89,661)          (58,022)
                                                                    ---------         ---------
 NET CASH USED IN OPERATING ACTIVITIES.........................       (72,765)          (51,454)

INVESTING ACTIVITIES:
 Acquisition of property and equipment.........................       (49,680)          (36,973)
 Proceeds from sales and maturities of short-term investments..         8,135            11,452
 Purchase of short-term investments............................          (349)                0
 Investment in affiliates......................................        (9,634)           (7,637)
 Acquisition of lease rights...................................          (805)          (10,335)
 Other ........................................................         2,657            (1,145)
                                                                    ---------         ---------
 NET CASH USED IN INVESTING ACTIVITIES.........................       (49,676)          (44,638)

FINANCING ACTIVITIES:
 Proceeds from sale of capital stock...........................        19,193             2,569
 Proceeds from borrowings......................................       972,500           269,000
 Payments on borrowings........................................      (881,222)         (208,838)
                                                                    ---------         ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES.....................       110,471            62,731

 Effect of exchange rate changes on cash.......................            82                 0

NET DECREASE IN CASH AND CASH EQUIVALENTS......................       (11,888)          (33,361)
Cash and cash equivalents at beginning of period...............        41,810            37,976
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................     $  29,922         $   4,615
                                                                    =========         =========



See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of Presentation
------------------------------

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

Note 2 - Computation of Earnings Per Share
------------------------------------------

On June 29, 1995, the Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a 50% dividend. This distribution was made on July 24, 1995 and was payable to shareholders of record as of July 14, 1995. The consolidated financial statements have been retroactively restated to give effect to this stock split.

Average common and common equivalent shares utilized in computing earnings per share include approximately 3,303,000 and 2,219,000 shares for the quarters ended July 29, 1995 and July 30, 1994, respectively, as a result of applying the treasury stock method to outstanding stock options. The number of shares used in the earnings per share computation for the quarter ended July 30, 1994 as previously reported has been retroactively adjusted to reflect the three-for-two split of the Company's common stock in October, 1994 and July, 1995.

Note 3 - Conversion of Convertible Debentures
---------------------------------------------

By June 30, 1995, all of the Company's $115,000,000 of 5% Convertible Subordinated Debentures due on November 1, 1999, other than Debentures in an aggregate amount of $184,000, were converted into 8,611,200 shares of common stock at a conversion price of $13.33 per share. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest. The remaining $184,000 of Debentures were redeemed on July 10, 1995 for a total redemption price of $192,359. The Company sold 9,200 shares pursuant to a standby underwriting agreement to fund the purchase price. There was no impact on the calculation of earnings per share for the three and six months ended July 29, 1995 from the conversion.

                         STAPLES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Sales. Sales increased 57% to $604,975,000 in the quarter ended July 29, 1995 from $385,820,000 in the quarter ended July 30, 1994 and increased 63% to $1,273,770,000 for the six months ended July 29, 1995 compared to $783,350,000 for the six months ended July 30, 1994. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. In addition, the three and six months ended July 29, 1995 include the results of The Business Depot, Ltd. ("Business Depot"), D.A. MacIsaac, Inc. and Philadelphia Stationers, Inc., which were acquired under the purchase method of accounting during the year ended January 28, 1995. The three months ended July 29, 1995 includes the acquisition of Macauley's Business Resources, Inc., which was acquired under the purchase method of accounting. Due to the date of acquisition, the results for these companies are not included in the consolidated results for the three and six months ended July 30, 1994. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended July 29, 1995 increased 18% over the quarter ended July 30, 1994, and increased 20% for the six months ended July 29, 1995 versus the six months ended July 30, 1994. Comparable sales for the Company's contract stationers increased 31% for the three months ended July 29, 1995 versus the three months ended July 30, 1994 (comparable sales data is not available for the six months ended July 29, 1995 versus July 30, 1994 because the Company first entered this business segment in the first quarter of fiscal 1994). The Company had 386 stores open as of July 29, 1995 compared to 269 stores as of July 30, 1994 and 350 stores open as of January 28, 1995.

Gross Profit. Gross profit as a percentage of sales was 23.0% and 22.8% for the three and six month periods ended July 29, 1995, respectively as compared to 23.5% and 22.7% for the same periods in the prior year. The decrease in the three months ended July 29, 1995 was primarily due to a decrease in merchandise margin rate, as sales of computers and other capital goods items, which generate a lower margin rate than other categories, increased as a percentage of total sales for the three months ended July 29, 1995 versus the prior year. Total computer sales constituted approximately 5.4% of total store and delivery hub sales during the three months ended July 29, 1995 versus 3.4% of sales in the prior year. The increase in gross profit rate for the six months ended July 29, 1995 was primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, as well as to improved product costs from vendors as a result of increased purchase volumes.

Operating and Selling Expenses. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, decreased as a percentage of sales in the three and six months ended July 29, 1995 to 15.4% and 15.6%, respectively, as compared to 16.4% and 16.2% for the same periods in the prior year. The decrease is primarily due to the increased leveraging of fixed store payroll expenses and other store operating costs as comparable store sales have increased. The improvements in store payroll have been partially offset by costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service.

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

Pre-opening Expenses. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $53,000 and $52,000 per store for the three and six months ended July 29, 1995, as compared to $48,000 and $51,000 per store for the same period in the prior year.

General and Administrative Expenses. General and administrative expenses for the three and six months ended July 29, 1995 decreased as a percentage of sales to 3.8% and 3.7%, respectively, as compared to 4.2% and 3.9% for the same periods in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses, and was offset in part by the relatively higher general and administrative expenses associated with the contract stationer acquisitions during fiscal 1994 and 1995. The Company expects general and administrative expenses to increase as the Company continues to expand; however, these expenditures are expected to continue to decrease as a percentage of sales.

Interest Expense, Net. Net interest expense for the three and six months ended July 29, 1995 was $4,769,000 and $8,690,000, respectively, as compared to $1,417,000 and $2,274,000 for the same periods in the prior year. The increase in net interest expense is primarily due to increased borrowings under the Company's revolving credit facility which funded the planned increase in store inventories related to new store openings, expanded product assortments, and improvements in in-stock levels, the acquisition of fixed assets for new stores opened and remodeled, and additional investments in joint venture affiliates.

Other Income. Other income for the three and six months ended July 30, 1994 primarily relates to fees charged for administrative services performed by the Company for its joint venture affiliates. The decrease in other income for the three and six months ended July 29, 1995 is due to the contractual reduction of these fees as the affiliates perform more of their own administrative functions.

Equity in Loss of Affiliates. The Company's equity in loss of affiliates decreased to $2,572,000 and $5,324,000 for the three and six months ended July 29, 1995 as compared to $3,745,000 and $6,091,000 for the same periods in the prior year, primarily due to the improved results in the European joint ventures in the current year. In addition, the results of Business Depot are fully included in the consolidated results in fiscal 1995 due to the current 100% ownership of Business Depot by the Company; for the six months ended July 30, 1994, Business Depot was accounted for under the equity method due to the Company's 42% ownership, which resulted in the Company's share of losses from operations of Business Depot being included in Equity in Loss of Affiliates. The Company's German affiliate, MAXI-Papier-Markt GmbH, is currently considering closing certain stores; this decision, which is expected to be finalized in the quarter ended October 28, 1995, could result in a one-time charge for the Company of between $2,000,000 and $3,000,000 based upon current estimates. The Company's joint ventures in Europe are at an early stage of development and there can be no assurance that they will become profitable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended July 29, 1995, cash, cash equivalents and short-term investments decreased by $20,125,000. This decrease was attributable to $49,680,000 in capital expenditures primarily incurred in connection with the opening of 36 new stores and the remodel program, and an increase in merchandise inventories of $105,542,000 as part of the Company's new store growth as well as plans to improve in-stock levels, the increase in capital goods and stocking for the back to school season. This decrease was partially offset by cash flow from financing activities of $110,471,000 which primarily represents the net borrowings from the Company's outstanding revolving credit facility.

The Company opened 18 and 36 stores in North America during the three and six months ended July 29, 1995, and expects to open approximately 56 additional stores in the last two quarters of fiscal year 1995. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $78,400,000 for store openings during this period. The Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On February 14, 1995, the Company replaced its existing revolving credit and term loan facility with a new five-year revolving credit and term loan facility with a syndicate of banks providing for financing of up to $300,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of July 29, 1995, borrowing availability under the revolving credit facility totaled $97,500,000; total cash, short-term investments and available revolving credit amounts totaled $148,400,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for approximately the next twelve months. However, the Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings dependent upon market conditions, or through an additional commercial bank debt arrangement.

                          PART II -- OTHER INFORMATION


Items  1-3, 5 - Not applicable.
-------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
At the 1995 Annual Meeting of Stockholders (the ""Annual Meeting'') held on June 29, 1995, the following matters were acted upon by the stockholders of the
Company:

1. The election of W. Lawrence Heisey, Martin Trust and Paul F. Walsh as Class 1 directors of the Company.

2. The ratification of the selection of Ernst & Young as the Company's independent auditors for the current fiscal year.

The number of shares of common stock outstanding and entitled to a vote at the Annual Meeting was 87,782,567. The results of the voting on each of matters presented to stockholders' at the Annual Meeting are presented below:

                                           Number of Shares of Common Stock Represented By
                                         -------------------------------------------------------
                                                                                        Broker
                                         Votes For       Votes Against   Abstentions   Non-Votes
                                         ---------       -------------   -----------   ---------
1.  Election of directors:
      W. Lawrence Heisey                 86,598,732           N/A            N/A          N/A
      Martin Trust                       77,952,095           N/A            N/A          N/A
      Paul F. Walsh                      86,607,411           N/A            N/A          N/A

2.  Ratification of Independent
      Auditors                           87,658,722         54,858         68,987         N/A


Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

A. Exhibits.
   None.

B. Reports on Form 8-K.
   None.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   September 7, 1995                  /S/ John B. Wilson
        -----------------                  ---------------------------
                                           John B. Wilson
                                           Executive Vice President -
                                             Finance and Strategy and
                                             Chief Financial Officer