Form 10-Q
period 1995-10-28
STAPLES INC
filed 1995-12-11
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    October 28, 1995
                                -----------------------------------------------

Commission File Number:            0-17586
                        -------------------------------------------------------


                                 STAPLES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-2896127
------------------------------------                         -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


              100 Pennsylvania Avenue, Framingham, MA  01701-9328
              ---------------------------------------------------
              (Address of principal executive office and zip code)


                                  508-370-8500
                    -------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

The registrant had 104,932,095 shares of Common Stock, par value $.0006, outstanding as of November 30, 1995.

                                   FORM 10-Q

                                 STAPLES, INC.

                               OCTOBER 28, 1995




                               TABLE OF CONTENTS
                               -----------------
                                                                                  Page
                                                                                  ----
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . .      3

Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . .      4

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . .      5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .    6-7

Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . . .   8-10

Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         STAPLES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           October 28,
                                                                              1995                      January 28,
                                                                           (Unaudited)                     1995
                                                                           -------------               -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................     $   71,849                 $   41,810
  Short-term investments................................................         20,404                     29,204
  Merchandise inventories...............................................        702,637                    463,493
  Receivables, net......................................................        129,760                     75,910
  Prepaid expenses and other current assets.............................         35,649                     29,316
                                                                             ----------                 ----------
     TOTAL CURRENT ASSETS...............................................        960,299                    639,733

PROPERTY AND EQUIPMENT:
  Land and buildings....................................................         20,201                     18,482
  Leasehold improvements................................................        158,567                    124,000
  Equipment.............................................................        130,215                     97,139
  Furniture and fixtures................................................         69,225                     53,325
                                                                             ----------                 ----------
     TOTAL PROPERTY AND EQUIPMENT.......................................        378,208                    292,946
  Less accumulated depreciation and amortization........................        115,317                     80,301
                                                                             ----------                 ----------
     NET PROPERTY AND EQUIPMENT.........................................        262,891                    212,645

OTHER ASSETS:
  Lease acquisition costs, net of amortization..........................         40,176                     41,470
  Investment in affiliates..............................................         26,337                     23,733
  Goodwill, net of amortization.........................................         78,540                     70,144
  Other.................................................................         29,872                     20,729
                                                                             ----------                 ----------
     TOTAL OTHER ASSETS.................................................        174,925                    156,076
                                                                             ----------                 ----------
                                                                             $1,398,115                 $1,008,454
                                                                             ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................................     $  338,298                 $  212,341
  Accrued expenses and other current liabilities........................        139,054                    131,740
  Debt maturing within one year.........................................          8,012                      6,257
                                                                             ----------                 ----------
     TOTAL CURRENT LIABILITIES..........................................        485,364                    350,338

LONG-TERM DEBT .........................................................         20,568                    134,387
OTHER LONG-TERM OBLIGATIONS.............................................         26,991                     23,739
CONVERTIBLE DEBENTURES..................................................        300,000                    115,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
  5,000,000 shares; no shares issued ...................................              0                          0
  Common stock, $.0006 par value-authorized
  200,000,000 shares; issued
  104,915,729 shares at October 28, 1995 and
  94,240,655 shares at January 28, 1995 ................................             63                         54
  Additional paid-in capital............................................        453,466                    314,544
  Cumulative foreign currency translation adjustments...................           (204)                    (2,205)
  Unrealized gain (loss) on short-term investments......................             43                        (93)
  Retained earnings ....................................................        112,170                     73,036
  Less: 24,948 shares of treasury stock, at cost........................           (346)                      (346)
                                                                             ----------                 ----------
         TOTAL STOCKHOLDERS' EQUITY.....................................        565,192                    384,990
                                                                             ----------                 ----------
                                                                             $1,398,115                 $1,008,454
                                                                             ==========                 ==========

  See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             (Unaudited)                            (Unaudited)
                                                           13 Weeks Ended                          39 Weeks Ended
                                                    -------------------------------        ----------------------------------
                                                     October 28,        October 29,         October 28,           October 29,
                                                        1995              1994                 1995                  1994
                                                    ------------       ------------        ------------           -----------
Sales.............................................  $    818,756       $    552,096        $  2,092,526           $ 1,335,446
Cost of goods sold and occupancy costs............       627,293            424,681           1,611,207             1,030,017
                                                    ------------       ------------        ------------           -----------
    GROSS PROFIT..................................       191,463            127,415             481,319               305,429

Operating expenses:
  Operating and selling...........................       118,031             83,296             317,037               210,181
  Pre-opening.....................................         2,057              1,891               4,113                 3,887
  General and administrative......................        25,648             17,402              72,127                47,928
  Amortization of goodwill........................           548                301               1,392                   301
                                                    ------------       ------------        ------------           -----------
    TOTAL OPERATING EXPENSES......................       146,284            102,890             394,669               262,297
                                                    ------------       ------------        ------------           -----------

    OPERATING INCOME .............................        45,179             24,525              86,650                43,132

Other income (expense):
  Interest expense, net...........................        (3,324)            (2,481)            (12,014)               (4,755)
  Gain on sale of investment......................             0                  0                   0                 1,149
  Merger  related expense ........................             0                  0                   0                (2,150)
  Other ..........................................            57                396                  72                 1,928
                                                    ------------       ------------        ------------           -----------
    TOTAL OTHER INCOME (EXPENSE)..................        (3,267)            (2,085)            (11,942)               (3,828)
                                                    ------------       ------------        ------------           -----------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES.................        41,912             22,440              74,708                39,304
 Equity in loss of affiliates.....................        (6,230)            (3,281)            (11,554)               (9,372)
                                                    ------------       ------------        ------------           -----------

   INCOME BEFORE INCOME TAXES.....................        35,682             19,159              63,154                29,932
Income tax expense ...............................        13,738              7,170              24,314                11,375
                                                    ------------       ------------        ------------           -----------
   NET INCOME ....................................  $     21,944       $     11,989        $     38,840           $    18,557
                                                    ============       ============        ============           ===========

Net income per common share.......................  $       0.20       $       0.12        $       0.36           $      0.20
                                                    ============       ============        ============           ===========

Number of shares used in computing net
     income per common share......................   109,322,627        103,748,498         107,812,910            92,417,114
                                                    ============       ============        ============           ===========


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           (Unaudited)
                                                                                          39 Weeks Ended
                                                                                    -------------------------------
                                                                                     October 28,       October 29,
                                                                                       1995               1994
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income .....................................................................    $    38,840       $  18,557
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization.................................................         36,834          20,610
   Equity in loss of affiliates..................................................         11,554           9,372
   Gain on sale of investment....................................................              0          (1,149)
   Increase in assets:
     Merchandise inventories ....................................................       (234,062)       (158,295)
     Receivables ................................................................        (49,272)         (3,871)
     Prepaid expenses and other assets...........................................         (5,611)         (7,385)
   Increase in accounts payable, accrued
     expenses and other current liabilities......................................        120,603         108,526
   Increase in other long-term obligations.......................................          2,901           1,676
                                                                                     -----------       ---------
                                                                                        (117,053)        (30,516)
                                                                                     -----------       ---------
 NET CASH USED IN OPERATING ACTIVITIES...........................................        (78,213)        (11,959)

INVESTING ACTIVITIES:
 Acquisition of property and equipment...........................................        (81,381)        (57,185)
 Acquisition of businesses, net of cash acquired.................................              0         (45,124)
 Proceeds from sales and maturities of short-term investments....................          9,135          38,984
 Purchase of short-term investments..............................................           (349)              0
 Proceeds from sale of other investments.........................................              0           1,149
 Investment in affiliates........................................................        (13,390)        (11,934)
 Acquisition of lease rights.....................................................           (959)        (10,438)
 Other ..........................................................................          2,384            (839)
                                                                                     -----------       ---------
 NET CASH USED IN INVESTING ACTIVITIES...........................................        (84,560)        (85,387)

FINANCING ACTIVITIES:
 Proceeds from sale of capital stock.............................................         13,006          48,920
 Proceeds from convertible debentures, net of deferred costs.....................        292,348               0
 Proceeds from borrowings........................................................      1,174,531         462,070
 Payments on borrowings..........................................................     (1,287,064)       (433,537)
                                                                                     -----------       ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................        192,821          77,453

 Effect of exchange rate changes on cash.........................................             (9)              0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................         30,039         (19,893)
Cash and cash equivalents at beginning of period.................................         41,810          37,976
                                                                                     -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................    $    71,849       $  18,083
                                                                                     ===========       =========

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1  -  Basis of Presentation
--------------------------------

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated April 27, 1995 for the year ended January 28, 1995.

Note 2 - Computation of Earnings Per Share
------------------------------------------

On June 29, 1995, the Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a 50% dividend. This distribution was made on July 24, 1995 and was payable to shareholders of record as of July 14, 1995. The consolidated financial statements have been retroactively restated to give effect to this stock split. The number of shares used in the earnings per share computation for the three months and nine months ended October 29, 1994 as previously reported has also been retroactively adjusted to reflect this stock split.

Average common and common equivalent shares used in computing earnings per share include approximately 4,552,000 and 2,072,000 shares for the quarters ended October 28, 1995 and October 29, 1994, respectively, as a result of applying the treasury stock method to outstanding stock options. In addition, the number of shares used in the calculation for the quarter ended October 29, 1994 assumed conversion of the $115,000,000 of 5% Convertible Subordinated Debentures (the "5% Debentures") into 8,625,000 shares of common stock. Therefore, in calculating earnings per share for that period, the interest expense and amortization of deferred issuance costs related to the 5% Debentures, net of tax effect, is added back to net income.

Note 3 - Conversion of 5% Convertible Debentures
------------------------------------------------

By June 30, 1995, all of the Company's 5% Debentures, other than Debentures in an aggregate amount of $184,000, were converted into 8,611,200 shares of common stock at a conversion price of $13.33 per share. The total principal amount converted was credited to common stock and additional paid-in-capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest. The remaining $184,000 of the 5% Debentures were redeemed on July 10, 1995 for a total redemption price of $192,359. The Company sold 13,800 shares pursuant to a standby underwriting agreement to fund the purchase price. There was no impact on the calculation of earnings per share for the three and nine months ended October 28, 1995 from the conversion.

Note 4 - Issuance of New Convertible Debentures
-----------------------------------------------

On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"), which are convertible, at the option of the holder, into Common Stock at a conversion price of $33 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998 or in the event of certain developments involving U.S. withholding taxes or certification requirements. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity.

                         STAPLES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

SALES.   Sales increased 48% to $818,756,000 in the quarter ended October 28,
1995 from $552,096,000 in the quarter ended October 29, 1994 and increased 57% to $2,092,526,000 for the nine months ended October 28, 1995 compared to $1,335,446,000 for the nine months ended October 29, 1994. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. In addition, the three and nine months ended October 28, 1995 include the results of a number of companies acquired by the Company under the purchase method of accounting, since the beginning of fiscal 1994, including The Business Depot, Ltd. ("Business Depot"), D.A. MacIsaac, Inc., Philadelphia Stationers, Inc., and Macauley's Business Resources, Inc. Due to the dates of acquisition, the results for these companies are not fully included in the consolidated results for the three and nine months ended October 29, 1994. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended October 28, 1995 increased 22% over the quarter ended October 29, 1994, and increased 21% for the nine months ended October 28, 1995 versus the nine months ended October 29, 1994. Comparable sales for the Company's contract stationers increased 32% for the three months ended October 28, 1995 versus the three months ended October 29, 1994 (comparable sales data is not available for the nine months ended October 28, 1995 versus October 29, 1994 because the Company first entered this business segment in the first quarter of fiscal
1994). The Company had 417 stores open as of October 28, 1995 compared to 338 stores as of October 29, 1994 and 350 stores open as of January 28, 1995.

GROSS PROFIT.   Gross profit as a percentage of sales was 23.4% and 23.0% for the three and nine month periods ended October 28, 1995, respectively, as compared to 23.1% and 22.9% for the same periods in the prior year. The increase in gross profit rate for the three and nine months ended October 28, 1995 was primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, as well as to improved product costs from vendors as a result of increased purchase volumes. This was partially offset by a decrease in merchandise margin rate, as sales of computers and other capital goods items, which generate a lower margin rate than other categories, increased as a percentage of total sales for the three and nine months ended October 28, 1995 versus the prior year. Total computer sales constituted approximately 8.1% of total store and delivery hub sales during the three months ended October 28, 1995 versus 5.6% of sales in the same period of the prior year.

OPERATING AND SELLING EXPENSES.   Operating and selling expenses, which consist
of payroll, advertising and other store operating costs, decreased as a percentage of sales in the three and nine months ended October 28, 1995 to 14.4% and 15.2%, respectively, as compared to 15.1% and 15.7% for the same periods in the prior year. The decrease is primarily due to the increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased. The improvements in store payroll have been partially offset by increased advertising and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service.

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

PRE-OPENING EXPENSES.   Pre-opening expenses relating to new store openings,
which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $51,000 and $53,000 per store for the three and nine months ended October 28, 1995, as compared to $57,000 and $53,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses for
the three and nine months ended October 28, 1995 decreased as a percentage of sales to 3.1% and 3.4%, respectively, as compared to 3.2% and 3.6% for the same periods in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses, and was offset in part by the relatively higher general and administrative expenses associated with the contract stationer acquisitions during fiscal 1994 and 1995. The Company expects general and administrative expenses to increase as the Company continues to expand; however, these expenditures are expected to continue to decrease as a percentage of sales.

INTEREST EXPENSE, NET.   Net interest expense for the three and nine months
ended October 28, 1995 was $3,324,000 and $12,014,000, respectively, as compared to $2,481,000 and $4,755,000 for the same periods in the prior year. The increase in net interest expense is primarily due to increased borrowings under the Company's revolving credit facility which funded the planned increase in store inventories related to new store openings, expanded product assortments, and improvements in in-stock levels, the acquisition of fixed assets for new stores opened and remodeled, and additional investments in joint venture affiliates.

OTHER INCOME. Other income for the three and nine months ended October 29, 1994 primarily relates to fees charged for administrative services performed by the Company for its joint venture affiliates. The decrease in other income for the three and nine months ended October 28, 1995 is due to the contractual reduction of these fees as the affiliates perform more of their own administrative functions.

EQUITY IN LOSS OF AFFILIATES.   The Company's equity in loss of  affiliates
increased to $6,230,000 and $11,554,000 for the three and nine months ended October 28, 1995 as compared to $3,281,000 and $9,372,000 for the same periods in the prior year, primarily due to a store closure charge of approximately $2,500,000 taken by the Company's German affiliate, MAXI-Papier-Markt GmbH, in the three months ended October 28, 1995. This was partially offset by the results of Business Depot being fully included in the consolidated results in fiscal 1995 due to the current 100% ownership of Business Depot by the Company; prior to the acquisition on August 26, 1994, Business Depot was accounted for under the equity method due to the Company's 42% ownership, which resulted in the Company's share of losses from operations of Business Depot being included in Equity in Loss of Affiliates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended October 28, 1995, cash, cash equivalents and short-term investments increased by $21,239,000. This increase was attributable to cash flow from financing activities of $192,821,000, which primarily represents proceeds of $292,348,000 from the issuance of the 4 1/2% Convertible Debentures offset by repayments of the Company's outstanding revolving credit facility. This was partially offset by $81,381,000 in capital expenditures primarily incurred in connection with the opening of 67 new stores and the remodel program, and cash used in operating activities of $78,213,000, which primarily reflects increases in merchandise inventories related to new store openings, expanded product assortments, and improvements in in-stock levels.

The Company opened 31 and 67 stores in North America during the three and nine months ended October 28, 1995, and expects to open over 20 additional stores in the last quarter of fiscal 1995. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $28,000,000 for store openings during this period. The Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On October 25, 1995, the Company reduced its commitment on its five-year revolving credit and term loan facility with a syndicate of banks, established on February 14, 1995, from $300 million to provide for financing of up to $225,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of October 28, 1995, borrowing availability under the revolving credit facility totaled $225,000,000; total cash, short-term investments and available revolving credit amounts totaled $317,253,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next eighteen months. However, the Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt offerings dependent upon market conditions, or through additional commercial bank debt arrangements.

                         PART II  --  OTHER INFORMATION


Items  1-5  -  Not applicable.
------------------------------

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

A.    Exhibits.

      10.1 Staples, Inc. Indenture dated October 5, 1995 for the $300,000,000 4 1/2% Convertible Subordinated Debentures due October 1, 2000.

B.    Reports on Form 8-K.

      The Company filed the following report on Form 8-K during the fiscal quarter ended October 28, 1995:

      1. Report on Form 8-K filed September 12, 1995, reporting a proposed offering of a new issue of $265 million of 4 1/2 % Convertible Subordinated Debentures due October 1, 2000.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     December 11, 1995                /s/  John B. Wilson
     -------------------------           ----------------------------
                                         John B. Wilson
                                         Executive Vice President -
                                          Finance and Strategy and
                                          Chief Financial Officer