Form 10-K405
period 1996-02-03
STAPLES INC
filed 1996-04-11
CIK 791519

                                     FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

            | | Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                              Commission File Number
   February 3, 1996                                           0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                04-2896127
- ------------------------                                    -------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


              One Research Drive, Westboro, Massachusetts 01581
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  508-370-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0006 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                            |X| Yes     | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on February 3, 1996 as reported by Nasdaq, was approximately $2.1 billion. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Registrant had 158,453,382 shares of Common Stock outstanding as of February 29, 1996, after giving effect to the three-for-two split of the Company's common stock in March, 1996.


                       Documents Incorporated By Reference


      Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:


      Portions of the Proxy Statement for the
          1996 Annual Meeting of Shareholders                  Part III

                                     PART I
                                     ------

ITEM 1.  BUSINESS
- -----------------

    Staples, Inc. ("the Company") pioneered the office supplies superstore concept in 1986 and is a leading office supplies distributor with a total of 443 retail stores located in the United States and Canada as of February 3, 1996, in addition to a direct mail delivery business and contract stationer operations.

    The Company's executive offices are located at One Research Drive, Westboro, Massachusetts 01581 (telephone: (508) 370-8500). The Company was organized in November 1985.

BUSINESS STRATEGY

    The Company views the office products market as comprised of four principal end-user groups: consumers and home offices; small businesses and organizations with fewer than 50 office workers; medium-size businesses and organizations with more than 50 office workers; and large businesses with more than 1,000 office workers. For the first several years of its operations, the Company's business consisted solely of its retail superstores, which target the first two and, to a lesser extent, the third of these end-user groups. Beginning in fiscal 1990 the Company began to address small and medium-size businesses more effectively by increasingly emphasizing its delivery business. Since the end of fiscal 1993, the Company, through a number of acquisitions, has entered the contract stationer business, which targets medium- and large-size businesses. The Company now effectively addresses all four major end-user groups. In addition to increasing and diversifying its available market opportunities, the Company's decision to address all four major end-user groups is resulting in a number of important business synergies for the Company, including increased buying power, enhanced efficiencies in distribution and advertising, increased awareness of the Staples name, and improved capacity to leverage certain general and administrative functions.

    The Company's strategy is focused on the following:

NORTH AMERICAN SUPERSTORES

    Staples' superstores are the core business of the Company, generating a substantial majority of its sales and profits. The target customers of the Company's superstores are primarily small businesses, home offices and consumers.

    Suburban Superstores. Most of the Company's superstores are located in suburban markets, primarily on the East Coast, West Coast and in portions of the Southeast and Midwest regions of the United States, in both major metropolitan markets and smaller outlying markets. The Company's strategy for its suburban superstores focuses on four key objectives: (i) providing superior customer value through a combination of broad product selection, everyday low prices, superior customer service and convenient locations; (ii) saturating targeted suburban markets with its stores and achieving market share leadership in most of the major markets where it competes; (iii) maintaining operating costs at the lowest level that is consistent with providing quality merchandise and service (thereby enabling the Company to provide low prices to its customers); and (iv) providing superior customer service, including sales consulting and a "user friendly" shopping environment.

    The Company believes that its strategy of saturating its major metropolitan markets with superstores results in a number of advantages for the Company. First, it enhances customer awareness of the Staples name within these markets. Second, it makes shopping at Staples superstores more convenient for its customers, which the Company believes is a significant criterion in the customer's choice of office products superstores. Third, it enables the Company to take advantage of economic efficiencies in management, advertising and distribution for the stores within a market.

Business Depot. In June 1991, the Company made its initial investment in The Business Depot, Ltd. ("Business Depot"), which was founded by Jack Bingleman (who currently serves as President- North American Superstores of the Company) as a joint venture with Staples and a number of other investors to operate a chain of office products superstores in Canada. In August 1994, the Company exercised its option to acquire, for a purchase price of approximately $33.4 million, the 58% of the outstanding shares of Business Depot not then owned by the Company. As of February 3, 1996, Business Depot operated 65 office product superstores. Business Depot superstores operate under the names "Business Depot", "Bureau en Gros" (in Quebec) and "Staples- The Office Superstore" (in Western Canada), and offer a product selection similar to the Company's U.S. suburban superstores in a slightly larger store format.

    Express Stores. To increase its attractiveness to downtown businesses, the Company has developed and refined a prototype for a downtown store, which operates under the name "Staples Express". Staples Express stores average approximately 9,000 square feet in size, or approximately 40% the size of the current suburban prototype superstore, and generally stock about 5,300 items, which represents a more focused assortment of products than that offered at its larger superstores.

CONTRACT AND COMMERCIAL

    The Company's Contract and Commercial division is comprised of two principal business operations: the Company's mail order operations, which operate under the name Staples Direct, and the Company's contract stationer business, which operates under the names Staples National Advantage and Staples Business Advantage. The contract stationer operations enable the Company to better address the medium and large-size business segment of the office products market.

    Staples Direct. In fiscal 1990, the Company introduced Staples Direct, which the Company believes has increased its access to small and medium-size businesses that prefer to have their office products delivered. Staples Direct offers a broad product assortment and everyday low prices similar to the Company's suburban superstores, with the added convenience of telephone ordering and free next-day delivery for orders over $50. Delivery orders are shipped from either the Company's East Coast or West Coast delivery distribution centers, and are distributed through small, dedicated delivery hubs in each of the Company's major markets. The Company markets Staples Direct through both direct mail catalogs and a sales force primarily focused on new accounts. In some markets, the Company also delivers products directly from its retail stores.

    Staples Business Advantage and Staples National Advantage. The Company's contract stationer operations are focused on serving the needs of medium- to large-size businesses. These customers typically expect more services than a traditional mail order business provides, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. The Company's contract stationer business is divided into two segments. Staples National Advantage, which was established in February 1994 through the acquisition of National Office Supply Company, Inc., is a nationwide contract stationer business which focuses on selling to large multi-regional corporations. Staples Business Advantage focuses on selling to medium- and large-size regional companies. The Company has established this business through a number of acquisitions of regional contract stationers, including Spectrum Office Products Inc., based in Rochester, New York, in March 1994; D.A. MacIsaac, Inc., based outside of Boston, in August 1994; Philadelphia Stationers, Inc., based in Philadelphia, in December 1994; and Macauley's Business Resources, Inc., based outside of Detroit, in June 1995. Additionally, during 1995 the Company introduced Staples Business Advantage into the New York and Washington D.C. metropolitan markets. The Company may make additional acquisitions of contract stationers in order to fill in or expand the markets currently served by its contract stationer business and to increase the synergies realized in the areas of purchasing, distribution and management information systems. The Company is also seeking to enhance the operations of its contract stationer business by migrating to a common product line and catalog, broadening the offerings of capital goods, introducing a retail convenience card and consolidating distribution and administrative functions.

INTERNATIONAL

    The Company believes that foreign markets may provide additional growth opportunities for the latter part of the 1990s. The Company has approached these markets to date through joint ventures in order to take advantage of local operating expertise and reduce the risk associated with entering these new markets.

    The Company's first international joint venture was in Canada with Business Depot, in which the Company made its initial investment in 1991. The Company is also a partner in two overseas office products superstore joint ventures. In the United Kingdom, the Company and Kingfisher plc, a British retailer, are equal partners in Staples UK, which was formed in 1992. Staples UK operated 26 stores as of February 3, 1996. In Germany, the Company owns a joint venture interest in MAXI-Papier-MARKT GmbH ("MAXI-Papier"); MAXI-Papier operated 15 stores as of February 3, 1996. The Company's joint ventures in Europe are at an early stage of development, and there can be no assurance that they will become profitable.

STRATEGIC INITIATIVES

    In addition to pursuing its growth strategy, since fiscal 1993 the Company has been focusing on the following five strategic priorities, with the objective of enhancing its position as a leading office products supplier:

    Profitably Increase Retail Sales Per Store. The Company is devoting significant resources and efforts to profitably increase its retail sales per store. Initiatives in this regard include: significantly increased marketing and advertising, including television advertising, which has increased the Company's exposure to households and small businesses; expanded product selection across all key product categories; improved sales capabilities related to capital goods (such as copiers, fax machines, computers and furniture); improved in-stock positions; improved customer service; increased staffing levels and personnel training; and expanded size, improved shopability and signage of the prototype superstore. Another key element of this strategy is the Company's store remodel program, pursuant to which the Company has remodeled over 100 existing stores as of February 3, 1996. This program has improved store layout, lighting, signage and the overall shopping environment, and will conform existing stores to the new prototype to the maximum extent possible.

    Profitably Increase Delivery Sales Per Store. The Company is implementing a number of actions to profitably increase its delivery sales per store. These actions include: broadening the product offerings available for delivery; expanding the distribution of catalogs; increasing the number of direct sales representatives; providing open account invoicing to large accounts; and increasing distribution capacity. The Company believes that its delivery operations are also benefiting from the increased marketing and advertising undertaken in connection with its store sales growth strategy. These initiatives have helped produce significant increases in total delivery sales and in delivery sales per store since the beginning of fiscal 1994.

    Continue Aggressive and Diversified Store Growth Strategy. After opening 41 stores in fiscal 1992 and 56 stores in fiscal 1993, the Company significantly accelerated its store growth by opening 90 new stores in fiscal 1994 and 94 in fiscal 1995. Furthermore, in fiscal 1996 the Company intends to open approximately 120 stores in North America. The Company's store growth strategy follows a three-pronged approach: continuing the saturation of its suburban store network in its existing markets, allowing the Company to take advantage of economies of scale in marketing, distribution and supervision costs; entering smaller markets, within existing and new geographic areas, which offers some of the economies of scale discussed above as well as lower operating costs and a better competitive environment; and entering two or more major new markets per year, such as the northern California area and Michigan, where the Company opened stores for the first time in fiscal 1995. The Company believes that its centralized distribution strategy facilitates its aggressive store growth by enabling the Company to operate smaller stores than would otherwise be required, thus reducing the cost of both opening and operating new stores, while providing the same or better product selection as a larger, direct store delivery competitive store.

    The Company has further diversified its store growth strategy by acquiring in August 1994 the remaining 58% of the outstanding shares of Business Depot that it did not then own, which gave the Company a significant presence in Canada. Business Depot operated 65 stores as of February 3, 1996.

    Reduce Costs Everywhere. The Company is maintaining its historical focus on being a low-cost operator and is pursuing several initiatives to reduce costs as a percentage of sales. The Company continues to add experienced personnel to its buying team and has implemented enhancements in its replenishment software. The Company has also utilized purchasing information obtained from some of its newly-acquired businesses to compare product cost data and is aggressively pursuing opportunities to take advantage of the combined purchasing power of its various business units, as well as cross-utilizing the most effective purchasing practices throughout its business operations. The Company also believes that its future expansion will enable it to leverage certain fixed costs in store operations, distribution and administration.

    Improve Customer Service. The Company has increased staffing levels in stores and delivery operations and made other investments to provide better customer service and become a more customer-oriented business. During 1995, the Company initiated a corporate-wide CARE program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way". It has also implemented a "mystery shopper program" in which outside representatives evaluate customer service multiple times per year per store. Additionally, the Company is planning to further increase its commitment to training and product knowledge among its sales associates and will implement several technological advancements to improve training, customer service and ease of shopping.

PRODUCTS AND PURCHASING

Products
- --------
    The Company's current prototype stocks over 7,000 brand name office products in each retail location, including office supplies, business machines, computers and related products, office furniture, and other business-related products. The Company tailors its product mix to meet the needs of its customers by regularly evaluating sales and profit performance for each of its stock keeping units. In order to minimize unit costs and selling prices, the Company sells most products in multi-unit packages. The lot sizes are designed to be large enough to be cost effective without being burdensome to the Company's small business customers.

    The Company guarantees low prices to its customers and will not only match competitive prices but also pay 150% of the difference if competitive price levels are lower. The Company's products are sold at prices which generally are up to 30% to 70% below manufacturer suggested list prices. The Company continuously compares its pricing against other discount office supply stores, local stationers, nearby wholesale clubs, consumer electronics retailers and national mail order stationers to ensure that the strategy of maintaining everyday low prices is achieved.

    The Company also offers its customers an array of services. Customers may place orders by telephone for delivery or for customer pickup. Customers may pay with MasterCard, Visa, American Express, Discover, or Staples private label credit card, in addition to check or cash. The Company also offers customers an option to lease business machines and computers through a third party lessor with varying terms. The Company also offers high-speed and self-service copying, overnight mailing, faxing and other print services for its customers. The Company has a return policy that entitles customers to return goods in original packaging within 30 days after the date of sale for a full refund.

    The Company's Contract and Commercial division carries many of the same products that are sold in the retail stores. Catalogs mailed to customers typically contain approximately 5,000 in-stock products, with an additional 21,000 products available from wholesalers. Standard commercial credit terms are utilized for customers serviced by the Company's contract stationers, with unique pricing and billing services being available to each customer.


    The following table shows sales by each major product line as a percentage of total sales for the periods indicated:

                                                    Fiscal Year Ended
                                          -------------------------------------
                                          February 3,  January 28,  January 29,
                                             1996         1995         1994
                                          ----------   ----------   -----------

Office supplies, services
 and other supplies.......................   52.4%        53.7%         59.0%
Equipment and business machines...........   19.6         21.7          20.4
Computers and related products............   19.8         16.2          12.9
Office furniture..........................    8.2          8.4           7.7



Purchasing and Vendor Selection
- -------------------------------

    Staples selects its vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition. The Company believes that it is able to pursue this purchasing strategy with great effectiveness and at very attractive costs in large part because of its centralized distribution facilities. Through its distribution centers, the Company can purchase in truckload quantities a smaller range of attractively priced high quality products from multiple vendors and thereby achieve the lowest possbile costs in each product category. The Company purchases the majority of its products in full truckload quantities and minimizes freight costs through backhauls and negotiated freight rates.

    The Company offers several hundred private label items including copy paper, staplers, and a variety of fastening supplies. The Company is able to procure quality private label products at lower cost than brand name products, without sacrificing quality.

    Currently, the Company purchases products from several hundred active vendors. Management believes that competitive sources of supply are available for substantially all products it carries. The Company's buying and merchandising staff centrally performs all product purchasing and merchandise shelf and display planning for stores with the assistance of integrated computer systems.

DISTRIBUTION

    The Company operates centrally located distribution centers on the East and West Coasts to service the majority of its replenishment and delivery requirements for its U.S. stores and Staples Direct. The acquired contract stationers utilize additional distribution centers that fulfill the unique needs of their customers. Most products are shipped from the Company's suppliers to the distribution centers for reshipment to Staples stores and delivery hubs, or directly shipped to customers. The distribution centers employ computerized selection, just-in-time replenishment procedures and material handling equipment that help to minimize overall Company inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce costs. Furniture and other bulky items are shipped, typically in full truckload quantities, from the Company's suppliers primarily to the Company's bulk distribution centers in Connecticut and California. These bulk distribution centers process and ticket furniture, bulky items and high volume items. Products generally are delivered to Staples stores within 48 hours after the Company's automated replenishment system generates an order for the product based on daily point of sale information.

    The Company believes that its distribution centers provide it with significant labor, merchandise and inventory shrinkage savings by centralizing receiving and handling functions and by enabling the Company to purchase in full truckloads from suppliers. The Company believes that the reduction in the number of purchase orders and invoices processed has resulted in significant administrative cost savings. The Company's centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

    Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced and the Company is able to operate smaller gross square footage stores than would otherwise be required. Smaller store size reduces the Company's rental costs in the expensive markets in which it currently operates and allows the Company improved flexibility in locating stores more closely to its target customers.

MARKETING STRATEGY

      The Company pursues a variety of marketing strategies to attract and retain target customers. These strategies include the use of broad-based media advertising such as radio, television and newspaper circulars as well as catalogs and a sophisticated direct marketing system. In addition, the Company markets to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. The Company changes its level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows the Company to optimize the effectiveness and efficiency of its marketing expenditures.

      Through its store and catalog direct marketing system, the Company tracks the buying habits of many of its customers, measures the response rate to various catalog marketing and promotional efforts and responds to changes in purchasing patterns and customer demands. The customer database for the Company's direct marketing system is derived from a variety of sources, including Staples private label charge cards, Staples tax-exempt customer cards, and Staples delivery orders.

      In 1995, the Company expanded its use of television advertising. This television advertising is designed to improve the Company's awareness and penetration levels for both the household and business customer segments. In addition, the Company changed the use of its direct marketing system by creating a "Dividend" program which rewards the top store and catalog customers with rebates and other benefits.

STORE OPERATIONS AND TRAINING

Store Operations
- ----------------

    The Company strives to be the lowest cost operator of office products stores servicing its targeted customers. Staples has sought to create stores that appeal to its target customers for their broad selection, everyday low prices, convenience, shopability and helpful service.

    Staples retail stores display inventory according to a plan-o-gram that designates graphically the place each item in each section of the store is displayed and specifies the quantity in which each inventory item is to be stocked. Related items are typically grouped together for customer convenience. Store layouts are as uniform as the various facilities allow, so that products destined for stores can be picked at the distribution center to match store aisles. Store employees, therefore, are able to place products received from the distribution center directly onto the shelf without cumbersome store-level receiving, double-handling or, in general, price marking.

    Staples' computer systems calculate replenishment points and target inventory levels for each stock keeping unit by store based on its rate of sale and variability in rate of sale. Sales and inventory levels are tracked by stock keeping unit at each store through the Company's point-of-sale system and are transmitted nightly to the Company's host computer, which in turn generates reorders from the distribution center so that inventory arrives at Staples stores on a just-in-time basis.

    Stores are brightly lit and products are attractively displayed. Employees are available to consult on purchases, particularly in the Company's furniture, business machines and computer sections, where customers often need assistance in decision-making. Recently, to provide enhanced business services, product depth and capital goods sales, the Company expanded the size of its new prototype to over 23,000 square feet. Where possible, the Company will expand existing stores to fit the new format. The Company's stores typically are open 85 hours (seven days) per week.

    The Company has continued to increase staffing levels at its retail stores and delivery operations to improve customer service. Much of the increase in staffing targets sales of capital goods such as fax machines, copiers, furniture and computers. In addition, the Company has continued to increase its efforts to improve its in-stock position as well as expand the product depth in certain key categories in order to best serve its customers.

Associates and Associate Training
- ---------------------------------

    The Company places great importance on recruiting, training and providing the proper incentives for quality store level personnel. The Company has focused on building its store management organization from within. The Company recruits actively on college campuses and also hires talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates. A majority of the Company's store managers have been trained in the Company's management development program.

      Management considers customer relations and its associates' knowledge of office products and office-related capital goods to be significant to its marketing approach and its ability to maintain customer satisfaction. New management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and telemarketing employees prepare for new assignments by studying training modules, including written manuals, video instruction and self-testing, which are prepared by the Company and others. These associates are trained in a number of areas, including, where appropriate, sales techniques, management techniques and product knowledge.

    The Company offers full-time associates the opportunity to acquire equity in the Company through an employee stock purchase plan, and also grants stock options to certain of its associates as an incentive to attract and retain such associates.

    As of February 3, 1996, the Company employed 10,332 full-time and 11,800 part-time employees.

EXPANSION STRATEGY

    The Company's expansion strategy involves the establishment of a strong market position by saturating each major market with a full network of stores and focusing growth in those markets where products can be cost effectively replenished through its distribution centers. The Company believes that networks of stores in a metropolitan market enhance profitability by leveraging marketing costs, distribution expense and supervision costs.

      The Company currently plans to open approximately 120 stores in the United States and Canada in fiscal 1996. The Company's growth strategy calls for continued expansion of market share along both the East Coast and West Coast as well as portions of the Southeast and Midwest regions of the United States. Additionally, the Company plans to expand into 2 or more major new markets per year as well as numerous smaller markets.

    In determining where to open new stores, the Company evaluates the concentration of small and medium-sized businesses and organizations, the number of home offices, household income levels and the availability of quality real estate locations, competitive factors and other factors. Ideally, stores are located on high-traffic arteries convenient to the targeted businesses, with parking adequate to support high sales volumes. While most of its stores have been located in conventional strip shopping centers, the Company has also successfully converted non-retail properties to Staples stores. Although the Company often leases second-use properties, it has also entered into ground leases where it plans to build a store or arranged to have landlords construct free-standing buildings to its specifications. In addition, the Company has on numerous occasions acquired lease rights from prior tenants. The Company believes that this flexibility in selecting sites will prove helpful as it seeks to locate additional stores in the difficult real estate markets in which it operates.

    During 1991, the Company entered the international arena with its investment in Business Depot, a Canadian office superstore company. During 1992, the Company expanded its international presence, increasing its interest in Business Depot and entering Germany and the United Kingdom through joint ventures.

    The Company may from time to time in the future expand into other international markets. The Company's international expansion is based on its belief that there is a significant growth opportunity for office products stores in these markets. To date, the Company's participation in foreign markets has been accomplished by means of investments in joint ventures with locally based companies.

COMPETITION

    The Company competes with a variety of retailers, dealers and distributors in the highly competitive office products market. The Company believes that its customers choose among suppliers on the basis of price, breadth of selection, service and convenience.

    The Company's target customers have historically been serviced by traditional office products dealers. The Company believes it competes favorably against these dealers because it generally offers larger discounts off catalog list prices than these dealers. In addition, the Company believes that its broad product line, depth of in-stock inventory and extended store hours offer competitive advantages.

    The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy, and product selection, such as Office Depot and OfficeMax. The Company believes that in the future it will face increased competition as the Company and these chains continue to expand their operations. No assurances can be given that the increased competition will not have an adverse effect on the Company.

    The Company also competes with mail order stationers. The Company reviews the prices charged by certain large mail order stationers and establishes prices which it believes are below such prices. The Company believes that it benefits by providing its customers the opportunity to examine products in the store and to acquire products immediately. To a lesser extent, the Company competes with wholesale clubs, mass merchandisers and consumer electronics retailers, whose office products selection is typically narrower than that of the Company. While the Company's prices are comparable to nearby wholesale clubs, they are usually significantly below those of most mass merchandisers.

    Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices and thereby reduce its gross margin and profitability.

TRADEMARKS

    The Company has registered the marks "Staples" and "Staples- The Office Superstore" on the Principal Register of the United States Patent and Trademark Office.

ITEM 2.  PROPERTIES
- -------------------

    As of February 3, 1996 the Company operated 443 superstores in 24 states, the District of Columbia and 8 provinces in Canada. The following table sets forth the locations of the Company's superstores.


               STATE/PROVINCE                     NUMBER OF STORES
               --------------                     ----------------
               Arizona                                 12
               California                              80
               Connecticut                             20
               Delaware                                 4
               Florida                                 14
               Illinois                                 3
               Indiana                                  3
               Kentucky                                 2
               Maine                                    5
               Maryland                                19
               Massachusetts                           30
               Michigan                                17
               New Hampshire                            7
               New Jersey                              38
               New York                                53
               North Carolina                           2
               Ohio                                     9
               Pennsylvania                            29
               Rhode Island                             2
               South Carolina                           4
               Utah                                     1
               Vermont                                  2
               Virginia                                19
               Washington DC                            2
               West Virginia                            1

               Alberta                                  8
               British Columbia                         3
               Manitoba                                 3
               Newfoundland                             1
               Nova Scotia                              3
               Ontario                                 34
               Quebec                                  12
               Saskatchewan                             1


    All of the existing stores are leased or subleased by the Company with initial lease terms expiring between 1996 and 2020. In most instances, the Company has renewal options at increased rents. Leases for 155 of the existing stores provide for contingent rent based upon sales.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

    On December 16, 1992, certain former common stockholders of Office Mart Holdings Corp. ("WORKplace") brought suit against WORKplace, the Company and certain former directors of WORKplace alleging that they were deprived of full consideration for their shares in connection with the acquisition of WORKplace by the Company. The Company and its special counsel in this matter are vigorously defending against the suit. Moreover, under the terms of the acquisition agreement, the Company is entitled to indemnification for some or all of any damages that may be assessed the Company in this suit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended February 3, 1996.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------------------------------------

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SPLS".

    At February 3, 1996, the number of holders of record of the Company's Common Stock was 6,235.

    The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the Nasdaq National Market, as reported by Nasdaq, retroactively adjusted for the three-for-two stock splits in March, 1996, July, 1995 and October, 1994.

       Fiscal Year Ended January 28, 1995       High              Low
       ----------------------------------       ----              ---
               First Quarter                  $ 9.33              7.19
               Second Quarter                   9.03              7.15
               Third Quarter                   10.67              7.03
               Fourth Quarter                  11.11              8.78

       Fiscal Year Ended February 3, 1996
       ----------------------------------

               First Quarter                  $12.89            $10.50
               Second Quarter                  15.33             10.17
               Third Quarter                   19.17             14.17
               Fourth Quarter                  18.67             13.17

    The Company has never paid a cash dividend on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit agreement restricts the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

    The information required by this Item is attached as Appendix A.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

    The information required by this Item is attached as Appendix B.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

    The information required by this Item is attached as Appendix C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

    Not Applicable.


                                    PART III
                                    --------

    The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

    The information required by this Item will appear under the heading "Election of Directors - Directors and Executive Officers of the Company" in the Company's Proxy Statement, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

    The information required by this Item will appear under the headings "Election of Directors - Director Compensation"; - "Executive Compensation; Employment Contracts, Termination of Employment and Change in Control Agreements with Senior Executives"; and "- Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

    The information required by this Item will appear under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

    The information required by this item will appear under the heading "Election of Directors - Compensation Committee Interlocks and Insider Participation"; and "Certain Transactions" in the Company's Proxy Statement, which sections are incorporated herein by reference.


                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a) Index to Consolidated Financial Statements.

    1. FINANCIAL STATEMENTS. The following financial statements and schedules of Staples, Inc. are included as APPENDIX C of this Report:

         Consolidated Balance Sheets - February 3, 1996 and January 28, 1995. Consolidated Statements of Income - Fiscal years ended February 3,
          1996, January 28, 1995, and January 29, 1994.
         Consolidated Statements of Stockholders' Equity - Fiscal years ended
          February 3, 1996, January 28, 1995, and January 29, 1994. Consolidated Statements of Cash Flows - Fiscal years ended February 3,
          1996, January 28, 1995, and January 29, 1994.
         Notes to Consolidated Financial Statements.

    2.   Financial Statement Schedules
         -----------------------------

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

    3. EXHIBITS. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.


(b) Reports on Form 8-K.

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 1996.

                                  Staples, Inc.


                                  By: /s/Thomas G. Stemberg
                                      -----------------------------------------
                                      Thomas G. Stemberg, Chairman of the Board
                                      and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


        Signature                                          Capacity
        ---------                                          --------

    /s/Thomas G. Stemberg                Chairman of the Board and Chief
- -------------------------------          Executive Officer (Principal Executive
    Thomas G. Stemberg                   Officer)and Director


    /s/Mary Elizabeth Burton             Director
- -------------------------------
    Mary Elizabeth Burton


    /s/W. Lawrence Heisey                Director
- -------------------------------
    W. Lawrence Heisey


    /s/Leo Kahn                          Director
- -------------------------------
    Leo Kahn


    /s/David G. Lubrano                  Director
- -------------------------------
    David G. Lubrano


    /s/Rowland T. Moriarty               Director
- -------------------------------
    Rowland T. Moriarty


                                         Director
- -------------------------------
    Robert C. Nakasone




       Signature                        Capacity
      ----------                        --------


                                        Director
- -------------------------------
    W. Mitt Romney


                                        Director
- -------------------------------
    Martin Trust

                                        Director
- -------------------------------
    Paul F. Walsh

                                        Director
- -------------------------------
    James L. Moody, Jr.

    /s/John B. Wilson                   Executive Vice President - Finance and
- -------------------------------         Strategy and Chief Financial Officer
    John B. Wilson                      (Principal Financial Officer)


    /s/James Flavin                     Senior Vice President - Finance
- -------------------------------         (Principal Accounting Officer)
    James Flavin

                                                                     APPENDIX A
                                                                     ----------



Item 6. Selected Financial Data
- -------------------------------


                            FINANCIAL HIGHLIGHTS (1)
             (Dollar Amounts in Thousands, Except Per Share Amounts)


                                                                           Fiscal Year Ended
                                                 ----------------------------------------------------------------------
                                                  February 3,    January 28,    January 29,    January 30,   February 1,
                                                     1996         1995 (2)      1994 (3)        1993 (4)      1992 (5)
                                                  (53 weeks)     (52 weeks)     (52 weeks)     (52 weeks)    (53 weeks)
                                                 --------------------------    -----------     ----------    -----------

STATEMENT OF INCOME DATA:
Sales......................................      $3,068,061     $2,000,149     $1,308,634     $1,041,636     $762,838
Gross profit...............................         701,878        465,789        295,624        234,469      167,511
Operating income ..........................         147,813         81,727         37,685         37,457       21,043
Income before extraordinary credit.........          73,705         39,940         19,452         18,318        2,208
Net income ................................          73,705         39,940         19,452         18,318        3,408
Earnings per common share before
     extraordinary credit  ................      $      .46     $      .28     $      .14     $      .14     $    .02
Earnings per common share  ................      $      .46     $      .28     $      .14     $      .14     $    .03
Dividends  ................................             ---            ---            ---            ---          ---

SELECTED OPERATING DATA (AT PERIOD END):
Stores open................................             443            350            230            174          133

BALANCE SHEET DATA:
Working capital............................      $  504,330     $  289,395     $  214,326     $  234,686     $130,283
Total assets...............................       1,402,775      1,008,454        650,756        545,207      357,164
Total long-term debt, less current portion          343,647        249,387        123,592        121,353       83,535
Stockholders' equity.......................         611,416        384,990        287,207        256,321      157,768

- ----------

(1) On June 23, 1992, February 23, 1994 and March 7, 1994, the Company acquired Office Mart Holdings Corp. ("Office Mart"), National Office Supply Company, Inc. ("National"), and Spectrum Office Products, Inc. ("Spectrum"), respectively. These transactions have been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of Office Mart, National and Spectrum, for all periods presented. Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in March, 1996, July, 1995, October, 1994, December, 1993 and July, 1991. See Note E of Notes to Consolidated Financial Statements.

(2) Results of operations for this period include a $2,150,000 charge relating to professional fees incurred for contract stationer acquisitions and a $1,149,000 gain on the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $.01.

(3) Results of operations for this period include a $7,600,000 charge relating to the revision of the Company's computer merchandise strategy, a $4,771,000 charge relating to nonrecurring merger expenses resulting from the acquisitions of National and Spectrum, and a gain of $8,430,000 resulting from the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $.02.


(4) Results of operations include expenses related to the Office Mart merger (primarily consulting, legal, and accounting fees) of $1,200,000 which had the effect of reducing net income per share by $.01.

(5) Results of operations for this period include $5,914,000 of merger-related expenses incurred by Office Mart relating primarily to the restructuring of the WORKplace stores and inventory mix to coincide with that of the Company and severance costs. These costs had the effect of reducing net income per share by $.07.


Item 7.                                                             APPENDIX B
- -------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                of Financial Condition and Results of Operations



RESULTS OF OPERATIONS
 ................................................................................
COMPARISON OF FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994


     GENERAL. During the year ended February 3, 1996, the Company purchased Macauley's Business Resources, Inc. ("Macauley's"), a contract stationer. During the year ended January 28, 1995, the Company acquired four contract stationers. The acquisitions accounted for as purchases were D.A. MacIsaac, Inc. ("MacIsaac") and Philadelphia Stationers, Inc. ("Philadelphia"), while the acquisitions accounted for on the pooling of interests method were National Office Supply Company, Inc. ("National") and Spectrum Office Products, Inc. ("Spectrum"). In addition, the Company purchased the remaining 58% of outstanding shares it did not already own of The Business Depot, Ltd. ("Business Depot"), a retail office products chain in Canada, on August 26, 1994. The accompanying financial statements include the results of operations of Macauley's, Philadelphia, Business Depot and MacIsaac from the dates of acquisition, which were June 1995 for Macauley's, December 1994 for Philadelphia and August 1994 for Business Depot and MacIsaac. The Company accounted for the results of Business Depot under the equity method prior to August 26, 1994. The historical financial statements for all years presented include the results of operations of National and Spectrum due to the pooling of interests accounting treatment for these acquisitions.

     The fiscal year ended February 3, 1996 consisted of 53 weeks, while the fiscal years ended January 28, 1995 and January 29, 1994 consisted of 52 weeks. All per share amounts have been restated to give effect to the three-for-two split of the Company's common stock in March, 1996.

     SALES. Sales increased 53% to $3,068,061,000 in the fiscal year ended February 3, 1996 from $2,000,149,000 in the fiscal year ended January 28, 1995; 3% of the increase resulted from the additional week in the year ended February 3, 1996. Sales also increased 53% in the fiscal year ended January 28, 1995 from sales of $1,308,634,000 in the fiscal year ended January 29, 1994. The growth in each year was attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. Comparable store and delivery hub sales (which represents a comparison of sales between corresponding full months in the periods compared) for the fiscal year ended February 3, 1996 increased 20% over the fiscal year ended January 28, 1995; comparable sales in the contract stationer segment increased 35% over the year ended January 28, 1995. Comparable sales for the year ended January 28, 1995 increased 23% over the year ended January 29, 1994. As of February 3, 1996, January 28, 1995 and January 29, 1994, the Company had 443, 350 and 230 open stores, respectively.

     GROSS PROFIT. Gross profit was 22.9%, 23.3% and 22.6% of sales for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively. The decrease in gross profit rate for the year ended February 3, 1996 primarily resulted from a change in product mix as a result of increased volumes in lower margin items such as computers. This decrease was partially offset by purchasing efficiencies gained through enhanced vendor volume rebate programs and the leveraging of fixed occupancy and distribution costs over a greater sales base. The increase in gross profit rate for the year ended January 28, 1995 was primarily due to improvements in merchandise margin, which was a result of significantly reduced purchasing costs achieved through the combination of the best buying practices of the acquired contract stationers with those already in place at the Company.

     OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 14.5%, 15.4% and 15.0% of sales for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively. The decrease as a percentage of sales for the year ended February 3, 1996 was primarily due to the leveraging of store payroll and fixed store operating expenses over a larger sales base. The Company was able to leverage total operating expenses while implementing several initiatives such as remodeling over 100 stores during the year, substantially increasing television advertising, and making several other investments to improve customer service. The increase as a percentage of sales for the year ended January 28, 1995 over the previous year was primarily due to planned increases in television and radio advertising in addition to increases in store labor, signage and resets designed to improve customer service in the stores.

     While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. During periods when new store openings as a percentage of the total store base are lower, store operating and selling expenses as a percentage of sales may decrease. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of saturating markets results in some new stores attracting sales away from existing stores. This also has the effect of detracting from the expected leveraging of the fixed cost component.

     PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $58,000, $56,000 and $51,000 per store for the stores opened in the years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales were 3.3%, 3.5% and 3.9% in the years ended February 3, 1996, January 28, 1995 and January 29, 1994 respectively. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. The acquisitions of contract stationers, which historically operated with much higher overhead as a percentage of sales, has offset, in part, this leveraging. The Company has continued to make significant investments in its information systems staffing and infrastructure, which the Company believes will reduce costs in future years, without increasing total general and administrative expenses as a percentage of sales. The Company expects general and administrative expenses to decrease as a percentage of sales in the future, as these expenses are expected to increase more slowly than revenues. The Company has consolidated certain general and administrative functions at the recently acquired contract stationers which should further reduce these expenses as a percentage of sales.

     INTEREST EXPENSE, NET. Net interest expense totaled $15,924,000, $8,389,000, and $4,853,000 in the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 respectively. The increase in the years ended February 3, 1996 and January 28, 1995 was primarily due to increased borrowings under the Company's revolving credit facilities to fund the planned increase in store inventories, which enhanced the product assortment and in-stock levels; to fund the acquisition of property, plant and equipment for new stores opened; and to fund increased investments in joint venture affiliates.

     OTHER INCOME. Other income primarily relates to fees charged for administrative services performed by the Company for its international affiliates, which included Business Depot, Staples UK and MAXI-Papier-Markt GmbH ("MAXI"). This income totaled $109,000, $2,736,000, and $5,054,000 in the years ended February 3, 1996, January 28, 1995 and January 29, 1994 respectively. The decrease in the years ended February 3, 1996 and January 28, 1995 was primarily due to the full consolidation of Business Depot subsequent to August 26, 1994 which resulted in the elimination of this income in the Company's consolidated results, as well as a contractual reduction in the fees charged by the Company as the affiliates perform more of their own administrative functions.

     EQUITY IN LOSS OF AFFILIATES. Equity in loss of affiliates is comprised of the Company's share of the losses incurred by Business Depot (before the Company's acquisition of the remaining 58% of the outstanding shares it did not already own), MAXI, and Staples UK. The Company's investments in MAXI and Staples UK are accounted for using the equity method; Business Depot was accounted for under the equity method until August 26, 1994. Equity in loss of affiliates totaled $12,153,000, $11,168,000, and $9,193,000 in the years ended February 3, 1996, January 28, 1995 and January 29, 1994 respectively. The increase in the equity in loss for the years ended February 3, 1996 and January 28, 1995 was primarily due to the increase in the number of new stores opened by the affiliates. The initial investments in overhead, labor and advertising, combined with the fact that the new stores typically generate lower sales than mature stores, cause these stores to be unprofitable initially. In addition, during the year ended February 3, 1996 MAXI recorded a store closure charge, of which the Company's equity share was approximately $2,500,000. The Company's joint ventures in Europe are at an early stage of development and there can be no assurance that they will become profitable.

     INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 38.5% for the fiscal year ended February 3, 1996, as compared to 37.5% for the fiscal year ended January 28, 1995 and 39.9% for the fiscal year ended January 29, 1994. The increase in rate in the year ended February 3, 1996 was principally due to a decrease in federal targeted jobs credits resulting from the expiration of the federal targeted jobs tax credit program on December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES
 ................................................................................

     The Company has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the years ended February 3, 1996 and January 28, 1995, the Company also utilized its revolving credit facility to support its various growth initiatives.

     The Company opened 94 stores, 70 stores and 56 stores in the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively (excluding stores acquired), and closed one store in the year ended February 3, 1996. As the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the acquired contract stationers are made under regular credit terms, which requires that the Company carry its own receivables from these sales. The Company has also utilized capital equipment financings to fund current working capital requirements.

     As of February 3, 1996, cash, cash equivalents, and short-term investments totaled $110,815,000, an increase of $39,801,000 from the January 28, 1995 balance of $71,014,000. The increase was primarily due to the issuance of the 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually ("the 4 1/2% Debentures"), which generated proceeds of $291,032,000 after deducting the costs related to issuance. Primary cash uses included an increase in inventory of $177,509,000 to enhance the product assortment and in-stock levels, acquisition of property and equipment of $116,295,000 for new stores and other corporate uses, and increased investments in joint venture affiliates of $22,088,000; these uses were partially offset by an increase in accounts payable and accrued expenses of $57,999,000, which financed a portion of the increase in inventory.

     The Company expects to open approximately 120 stores during fiscal 1996. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $168,000,000 for store openings during this period. The Company will continue to make investments in information systems, distribution centers and delivery hubs to improve operational efficiencies, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

     By June 30, 1995, all of the Company's $115,000,000 of 5% Convertible Subordinated Debentures due on November 1, 1999 ("the 5% Debentures"), other than 5% Debentures in an aggregate amount of $184,000, were converted into 12,916,800 shares of common stock at a conversion price of $8.89 per share. The total principal amount converted was credited to common stock and additional paid-in-capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest. The remaining $184,000 of 5% Debentures were redeemed on July 10, 1995 for a total redemption price of $192,359. The Company sold 20,700 shares pursuant to a standby underwriting agreement to fund the purchase price.

     On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Debentures, which are convertible, at the option of the holder, into Common Stock at a conversion price of $22 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity.

     On October 25, 1995, after completing the $300,000,000 Debenture offering, the Company's existing credit facility was amended to provide for financing of up to $225,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of February 3, 1996, borrowings pursuant to the revolving credit facility totaled $25,000,000. Total cash, short-term investments and available revolving credit amounts totaled $310,815,000 as of February 3, 1996.

     The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next twelve months. The Company is actively exploring alternative, low-cost sources of debt to supplement its revolving credit line and provide for additional liquidity. In addition, the Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings dependent upon market conditions, or through an additional commercial bank debt arrangement.


INFLATION AND SEASONALITY

     While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation in the future. The Company believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.


FUTURE OPERATING RESULTS

     The future operating results of the Company may be affected by a number of factors, including without limitation the following:

     The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot and OfficeMax. Moreover, the Company believes that it will face increased competition from such chains in the future as both the Company and these chains continue to expand their operations. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's major competitors were to seek to gain or retain market share by reducing prices, the Company may be compelled to reduce its prices and thereby reduce its gross margin and profitability.

     An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 94 stores in the United States and Canada in fiscal 1995 and plans to open approximately 120 new stores in fiscal 1996. There can be no assurance that the Company will be able to locate and obtain favorable store locations or leases, hire, train and integrate employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the saturation of its suburban store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores, particularly as the Company enters new markets in which it has less experience or faces more competition.

     The Company has experienced and may experience in the future fluctuations in its quarterly operating results. Factors such as the number of new store openings (pre-opening expenses are expensed as incurred, and newer stores are less profitable than mature stores), the extent to which new stores "cannibalize" sales of existing stores, the mix of products sold, pricing actions of competitors, the level of advertising and promotional expenses, seasonality, and one-time charges associated with acquisitions or other events could contribute to this quarterly variability. In addition, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's net income.

     The Company's business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, the Company has consummated a number of significant acquisitions in the last few years, and may make additional acquisitions in the future. This internal growth, together with the acquisitions made by the Company, have placed significant demand on the management and operational systems of the Company. To manage its growth effectively, the Company will be required to continue to upgrade its operational and financial systems, expand its management team and increase and manage its employee base.

     The Company has a presence in international markets through joint ventures with locally-based companies in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to similar risks as its North American stores in addition to a number of additional inherent risks, including lack of complete operating control and foreign currency fluctuations.

     The Company currently expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next 12 months. However, there can be no assurance that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. There also can be no assurance that the additional funds required by the Company, whether within the next 12 months or thereafter, will be available to the Company on satisfactory terms.

                                                                     APPENDIX C
                                                                     ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    FINANCIAL STATEMENTS.                                                                      PAGE
    --------------------                                                                       ----

    Report of Independent Auditors .............................................................C-2

    Consolidated Balance Sheets - February 3, 1996 and January 28, 1995.........................C-3

    Consolidated Statements of Income - Fiscal years ended February 3, 1996,
     January 28, 1995, and January 29, 1994.....................................................C-4

    Consolidated  Statements of Stockholders'  Equity - Fiscal years ended February 3, 1996,
     January 28, 1995, and January 29, 1994.....................................................C-5

    Consolidated Statements of Cash Flows - Fiscal years ended February 3, 1996,
     January 28, 1995, and January 29, 1994.....................................................C-6

    Notes to Consolidated Financial Statements..................................................C-7

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.




ERNST & YOUNG LLP
Boston, Massachusetts
March 5, 1996

                         STAPLES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                             February 3,            January 28,
                                                                1996                    1995
                                                             -----------           ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................          $98,130              $41,810
  Short-term investments...............................           12,685               29,204
  Merchandise inventories..............................          644,514              463,493
  Receivables, net.....................................          122,453               75,910
  Deferred income taxes................................           32,222               19,360
  Prepaid expenses and other current assets............           15,867                9,956
                                                              ----------           ----------
    TOTAL CURRENT ASSETS...............................          925,871              639,733

PROPERTY AND EQUIPMENT:
  Land and buildings...................................           24,364               18,482
  Leasehold improvements...............................          168,588              124,000
  Equipment............................................          144,857               97,139
  Furniture and fixtures...............................           75,182               53,325
                                                              ----------           ----------
    TOTAL PROPERTY AND EQUIPMENT.......................          412,991              292,946
  Less accumulated depreciation and amortization.......          120,496               80,301
                                                              ----------           ----------
    NET PROPERTY AND EQUIPMENT.........................          292,495              212,645

OTHER ASSETS:
  Lease acquisition costs, net of amortization.........           40,338               41,470
  Investment in affiliates.............................           32,940               23,733
  Goodwill, net of amortization........................           80,361               70,144
  Deferred income taxes................................           18,385               14,086
  Other................................................           12,385                6,643
                                                              ----------           ----------
    TOTAL OTHER ASSETS................................           184,409              156,076
                                                              ----------           ----------
                                                              $1,402,775           $1,008,454
                                                              ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................         $273,633             $212,341
  Accrued expenses and other current liabilities.......          139,641              131,740
  Debt maturing within one year........................            8,267                6,257
                                                              ----------           ----------
    TOTAL CURRENT LIABILITIES.........................           421,541              350,338

LONG-TERM DEBT .......................................            43,647              134,387
OTHER LONG-TERM OBLIGATIONS...........................            26,171               23,739
CONVERTIBLE DEBENTURES................................           300,000              115,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
   5,000,000 shares; no shares issued ................                 0                    0
  Common stock, $.0006 par value-authorized 200,000,000
   shares; issued 158,366,604 shares at February 3, 1996
   and 141,360,982 shares at January 28, 1995..........               95                   85
  Additional paid-in capital...........................          466,684              314,544
  Cumulative foreign currency translation adjustments...          (2,054)              (2,205)
  Unrealized gain (loss) on short-term investments, net of tax        32                  (93)
  Retained earnings ...................................          147,005               73,005
  Less: 37,398 shares of treasury stock, at cost .........          (346)                (346)
                                                              ----------           ----------
    TOTAL STOCKHOLDERS' EQUITY........................           611,416              384,990
                                                              ----------           ----------
                                                              $1,402,775           $1,008,454
                                                              ==========           ==========


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                                      ---------------------------------------------

                                                       FEBRUARY 3,     JANUARY 28,      JANUARY 29,
                                                          1996            1995             1994
                                                      ------------    ------------     ------------

Sales........................................           $3,068,061      $2,000,149       $1,308,634
Cost of goods sold and occupancy costs.......            2,366,183       1,534,360        1,013,010
                                                        ----------      ----------       ----------
    GROSS PROFIT..............................             701,878         465,789          295,624

OPERATING EXPENSES:
  Operating and selling.......................             446,324         308,456          196,132
  Pre-opening.................................               5,607           4,858            2,870
  General and administrative..................             100,167          69,992           51,337
  Amortization of goodwill....................               1,967             756                0
  Special charge- revised computer strategy...                   0               0            7,600
                                                        ----------      ----------       ----------
    TOTAL OPERATING EXPENSES..................             554,065         384,062          257,939
                                                        ----------      ----------       ----------
    OPERATING INCOME .........................             147,813          81,727           37,685

OTHER INCOME (EXPENSE):
  Interest expense, net.......................             (15,924)         (8,389)          (4,853)
  Gain on sale of investment..................                   0           1,149            8,430
  Merger-related charges......................                   0          (2,150)          (4,771)
  Other income................................                 109           2,736            5,054
                                                        ----------      ----------       ----------
    TOTAL OTHER INCOME (EXPENSE)..............             (15,815)         (6,654)           3,860
                                                        ----------      ----------       ----------

    INCOME BEFORE EQUITY IN LOSS OF AFFILIATES
         AND INCOME TAXES.....................             131,998          75,073           41,545
Equity in loss of affiliates..................             (12,153)        (11,168)          (9,193)
                                                        ----------      ----------       ----------

   INCOME BEFORE INCOME TAXES.................             119,845          63,905           32,352
Income tax expense............................              46,140          23,965           12,900
                                                        ----------      ----------       ----------
    NET INCOME................................          $   73,705      $   39,940       $   19,452
                                                        ==========      ==========       ==========

    Earnings per common share.................          $     0.46      $     0.28       $     0.14
                                                        ==========      ==========       ==========

    Number of shares used in computing
           earnings per common share..........         162,077,996     140,261,342      134,296,371
                                                       ===========     ===========      ===========


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 Fiscal Year Ended
                                                                       --------------------------------------
                                                                        February 3,   January 28,  January 29,
                                                                           1996         1995          1994
- ------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income ........................................................    $73,705      $39,940       $19,452
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization....................................     43,551       28,683        22,615
     Special charge-revised computer strategy.........................          0            0         7,600
     Equity in loss of affiliates.....................................     12,153       11,168         9,193
     Gain on sale of investment.......................................          0       (1,149)       (8,430)
     Deferred income taxes benefit....................................    (13,211)      (5,850)      (15,450)
     Change in assets and liabilities, net of effects
       of purchase of other companies:
       Increase in merchandise inventories ...........................   (177,509)    (172,038)      (23,371)
       (Increase) decrease in receivables ............................    (42,129)       2,831       (10,256)
       (Increase) decrease in prepaid expenses
          and other current assets....................................      1,570          615        (2,805)
       Increase in accounts payable, accrued
          expenses and other current liabilities......................     57,999       92,866        63,866
       Increase (decrease) in other long-term obligations.............      2,094       (1,330)        5,334
                                                                       ----------   ----------   -----------
                                                                         (115,482)     (44,204)       48,296
                                                                       ----------   ----------   -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................    (41,777)      (4,264)       67,748

INVESTING ACTIVITIES:
   Acquisition of property and equipment..............................   (116,295)     (64,663)      (56,348)
   Acquisition of businesses, net of cash acquired....................          0      (58,712)            0
   Proceeds from sales and maturities of short-term investments.......     16,519       43,338        22,913
   Purchase of short-term investments.................................          0            0       (60,473)
   Proceeds from sale of other investments............................          0        1,149        12,664
   Investment in affiliates...........................................    (22,088)     (18,840)      (23,840)
   Loans to affiliate.................................................          0            0       (12,203)
   Acquisition of lease rights........................................     (2,044)     (10,654)       (1,507)
   Other .............................................................      2,914       (1,773)        1,000
                                                                       ----------   ----------   -----------
   NET CASH USED IN INVESTING ACTIVITIES..............................   (120,994)    (110,155)     (117,794)

FINANCING ACTIVITIES:
   Proceeds from sale of capital stock................................     16,964       54,488        11,132
   Proceeds from convertible debentures, net of issuance costs........    291,032            0             0
   Proceeds from borrowings...........................................  1,224,883      777,124        29,596
   Payments on borrowings............................................. (1,313,930)    (713,228)      (30,360)
   Purchases of treasury stock........................................          0         (346)            0
                                                                      -----------   ----------   -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES..........................    218,949      118,038        10,368

   Effect of exchange rate changes on cash............................        142          215             0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     56,320        3,834       (39,678)
Cash and cash equivalents at beginning of period......................     41,810       37,976        77,654
                                                                      -----------   ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................    $98,130      $41,810       $37,976
                                                                      ===========   ==========   ===========


See notes to consolidated financial statements.

                        STAPLES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLAR AMOUNTS IN THOUSANDS)

         FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995
                             AND JANUARY 29, 1994

                                                                            CUMULATIVE       UNREALIZED
                                                             ADDITIONAL   FOREIGN CURRENCY      GAIN
                                                               PAID-IN      TRANSLATION      (LOSS) ON     RETAINED    TREASURY
                                               COMMON STOCK    CAPITAL      ADJUSTMENTS      INVESTMENTS   EARNINGS    STOCK
                                               ------------  ----------   ----------------   -----------   ---------   --------

BALANCES AT JANUARY 30, 1993................       $85        $245,426         $(1,076)                     $ 11,888
Issuance of common stock for
    stock options exercised.................                     8,234
Contribution of common stock
    to Employee Stock Ownership Plan........                       600
Sale of common stock under
    Employee Stock Purchase Plan............                     2,298
Adjustment to conform fiscal
     year of National Office Supply
     Company, Inc. .........................                                                                   1,725
Translation adjustments.....................                                    (1,423)
Net income for the year.....................                                                                  19,452
                                                   ---        --------         -------          ----        --------     -----
BALANCES AT JANUARY 29, 1994................       $85        $256,558         $(2,499)                     $ 33,065
Issuance of common stock for
    stock options exercised.................                     7,615
Contribution of common stock
    to Employees' 401(K) Savings Plan.......                       452
Sale of common stock under
    Employee Stock Purchase Plan............                     2,965
Issuance of common stock
    for acquisitions........................                    46,954
Unrealized loss on short-term
    investments, net of tax.................                                                    $(93)
Repurchase of shares
    for treasury............................                                                                             $(346)
Translation adjustments.....................                                       294
Net income for the year.....................                                                                  39,940
                                                   ---        --------         -------          ----        --------     -----
BALANCES AT JANUARY 28, 1995................       $85        $314,544         $(2,205)         $(93)       $ 73,005     $(346)
Issuance of common stock for
    stock options exercised.................         1          11,323
Tax benefit on exercise of options..........                    11,394
Contribution of common stock
    to Employees' 401(K) Savings Plan.......                     1,257
Sale of common stock under
    Employee Stock Purchase Plan............                     5,641
Conversion of debt to equity................         8         114,049
Unrealized gain on short-term
    investments, net of tax.................                                                     125
Translation adjustments.....................                                       151
Issuance of common stock for
    acquisitions and other transactions.....         1           8,476                                           295
Net income for the year.....................                                                                  73,705
                                                   ---        --------         -------          ----        --------     -----

BALANCES AT FEBRUARY 3, 1996................       $95        $466,684         $(2,054)         $ 32        $147,005     $(346)
                                                   ===        ========         =======          ====        ========     =====

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------------------------------------------------

     NATURE OF OPERATIONS: Staples, Inc. and subsidiaries ("the Company") operates a chain of office supply stores and contract stationer/delivery warehouses throughout the United States and Canada. The Company is also an investor in two joint venture affiliates in Europe which operate similar office supply businesses.

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect the impact of the three-for-two stock split effected in the form of a 50% stock dividend declared by the Board of Directors on March 5, 1996 and distributed on March 25, 1996 (see Note E).

     FISCAL YEAR: The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1995, 1994, and 1993 consisted of the 53 weeks ended February 3, 1996, and the 52 weeks ended January 28, 1995 and January 29, 1994, respectively.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH EQUIVALENTS:   The Company considers all highly liquid investments
with an original maturity of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS: Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities must be classified as one of the following: held to maturity, trading, or available for sale. The Company's securities are classified as available for sale and consist principally of high-grade state and municipal securities having an original maturity of more than three months. The investments are carried at fair value, with the unrealized holding gains and losses reported as a component of the Company's stockholders' equity. The cost of securities sold is based on the specific identification method. The adoption of Statement 115 did not have a material effect on the Company's financial position. No individual issue in the portfolio constitutes greater than one percent of the total assets of the Company.

     MERCHANDISE INVENTORIES:   Merchandise inventories are valued at the lower
of weighted average cost or market.

     RECEIVABLES: Receivables relate principally to amounts due from vendors under various incentive and promotional programs and trade receivables financed under regular commercial credit terms. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersions across many industries and geographic regions.

     INTEREST RATE CAPS: During the year ended January 28, 1995, the Company entered into four interest-rate cap agreements to reduce the impact of increases in interest rates on its floating-rate debt. All of the agreements expired during the year ended February 3, 1996, and no additional agreements were entered into by the Company.

     PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost.
Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the estimated useful lives of the assets or the terms of the respective leases. Depreciation and amortization periods are as follows:
               Buildings                      40 years
               Leasehold improvements         10 years or term of lease
               Furniture and fixtures         5 to 10 years
               Equipment                      3 to 10 years


     LEASE ACQUISITION COSTS: Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 3, 1996 and January 28, 1995 totaled $12,032,000 and $8,856,000 respectively.

     INVESTMENT IN AFFILIATES: Prior to August 26, 1994, investment in affiliates represents cash invested by the Company in foreign affiliates in Canada, Germany and the United Kingdom, which are accounted for under the equity method. These investments have been reduced by the Company's cumulative equity in losses generated by these affiliates and the cumulative foreign currency translation adjustments. On August 26, 1994, the Company acquired the remaining 58% of the outstanding shares of The Business Depot, Ltd. ("Business Depot") not already owned. Results of operations for Business Depot have been consolidated in the accompanying financial statements since the date of acquisition.

     GOODWILL: Goodwill arising from business acquisitions is amortized on a straight-line basis over 40 years. Accumulated amortization was $3,606,000 and $1,553,000 as of February 3, 1996 and January 28, 1995, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

     PRE-OPENING COSTS: Pre-opening costs, which consist primarily of salaries, supplies, marketing and occupancy costs, are charged to expense as incurred.

     PRIVATE LABEL CREDIT CARD RECEIVABLES: The Company offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, the Company is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are non-recourse to the Company.

     FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's Canadian subsidiary (Business Depot) are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in the Company's European affiliates accounted for under the equity method are recorded in a separate section of stockholders' equity titled "Cumulative foreign currency translation adjustments". Note that each of these foreign entities uses the local currency as the functional currency in its individual financial statements.

     EARNINGS PER SHARE: Earnings per share, as presented in the Statements of Income, is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. See Note K for the computation of earnings per share for the year ended February 3, 1996.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("Statement 107"), the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

         - The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value;

         - The fair values of short-term investments and the 4 1/2% Convertible Subordinated Debentures are based on quoted market prices;

         - The carrying amounts of the Company's debt approximates fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     NEW ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company will adopt Statement 121 in the first quarter of fiscal year 1996 and, based on current circumstances, does not believe adoption will have a significant effect on the financial statements.

In October 1995, the Financial Accounting Standard Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). This Statement addresses the financial accounting and reporting standards for stock-based employee compensation plans. The Company plans to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. The Company will adopt the new disclosure requirements of Statement 123 in the first quarter of fiscal year 1996.

     RECLASSIFICATIONS:   Certain reclassifications were made to prior year
statements to conform to the current year presentation.

NOTE B   INVESTMENTS
- --------------------

The following is a summary of available-for-sale investments as of February 3, 1996 and January 28, 1995 (in thousands):


FEBRUARY 3, 1996                          Gross         Gross
- ----------------                       Unrealized    Unrealized    Estimated
                            Cost          Gains        Losses      Fair Value
                            ----          -----        ------      ----------
Debt securities           $12,603          $82           $0         $12,685
                          =======          ===           ==         =======


JANUARY 28, 1995                          Gross         Gross
- ----------------                       Unrealized    Unrealized    Estimated
                            Cost          Gains        Losses      Fair Value
                            ----          -----        ------      ----------
Debt securities           $29,354           $5           $155        $29,204
                          =======           ==           ====        =======

There were no sales of securities during the year ended February 3, 1996; the reduction in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of stockholders' equity totaled $125,000 in the year ended February 3, 1996.

The amortized cost and estimated fair value of debt and marketable equity securities at February 3, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                                           Estimated
                                           Cost           Fair Value
                                           ----           ----------
Due in one year or less                  $ 9,254           $ 9,285
Due after one year through two years       3,349             3,400
                                         -------           -------
                                         $12,603           $12,685
                                         =======           =======



NOTE C LONG-TERM DEBT AND CREDIT AGREEMENT
- ------------------------------------------

Long-term debt consists of the following (in thousands):

                                                               February 3,      January 28,
                                                                  1996             1995
                                                               ----------       ----------
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 5% to 16%;
   collateralized by the related equipment ..................     $26,914         $ 27,644
Revolving lines of credit ...................................      25,000          113,000
                                                                  -------         --------
                                                                  $51,914         $140,644
                                                                  -------         --------
Less current portion ........................................       8,267            6,257
                                                                  -------         --------
                                                                  $43,647         $134,387
                                                                  =======         ========


Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

                  Fiscal year:                        Total
                  1996.............................  $ 8,267
                  1997.............................    7,209
                  1998.............................    6,860
                  1999.............................    3,571
                  2000.............................    1,005
                  Thereafter.......................   25,002
                                                     -------
                                                     $51,914
                                                     =======

Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $34,239,000. Future minimum lease payments of $24,619,000, excluding $3,536,000 of interest, are included in aggregate annual maturities shown above. The Company entered into capital lease agreements totaling $5,994,000 and $13,284,000 during the fiscal years ended February 3, 1996 and January 28, 1995, respectively.

Credit Agreement:

On October 25, 1995, the Company's existing credit facility was amended to provide for financing of up to $225,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either lead bank's base rate plus 0.25%, or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends.

Interest paid by the Company totaled $11,946,000, $11,788,000 and $8,192,000 for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

NOTE D  CONVERTIBLE DEBENTURES

By June 30, 1995, all of the Company's $115,000,000 of 5% Convertible Subordinated Debentures due November 1, 1999 (the "5% Debentures"), other than 5% Debentures in an aggregate amount of $184,000, were converted into 12,916,800 shares of common stock at a conversion price of $8.89 per share. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest. The remaining $184,000 of the 5% Debentures were redeemed on July 10, 1995 for a total redemption price of $192,359. The Company sold 20,700 shares pursuant to a standby underwriting agreement to fund the purchase price.

On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"), which are convertible, at the option of the holder, into Common Stock at a conversion price of $22 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998 or in the event of certain developments involving U.S. withholding taxes or certification requirements. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity. The fair value of the 4 1/2% Debentures at February 3, 1996, based upon quoted market prices, totaled $308,250,000.

NOTE E   STOCKHOLDERS' EQUITY

On March 5, 1996, June 29, 1995, October 3, 1994 and November 18, 1993, the Board of Directors approved three-for-two splits of the Company's common stock to be effected in the form of 50% stock dividends. The dividends were distributed on March 25, 1996 to shareholders of record as of March 15, 1996, July 24, 1995 to shareholders of record as of July 14, 1995, October 28, 1994 to shareholders of record as of October 14, 1994, and December 13, 1993 to shareholders of record as of November 29, 1993, respectively. The consolidated financial statements have been retroactively restated to give effect to these stock splits.

At February 3, 1996, 37,829,525 shares of common stock were reserved for issuance under the Company's stock option, employee stock ownership, employee stock purchase and director stock option plans. An additional 13,636,364 shares of common stock are reserved for issuance upon conversion of the Company's
4 1/2% Debentures.

NOTE F   EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company has two stock option plans, the 1987 Stock Option Plan and the 1992 Equity Incentive Plan (formerly the 1992 Stock Option Plan), pursuant to which the Company may grant to management and key employees incentive and nonqualified options to purchase up to 34,066,400 shares of common stock. This amount includes the approval of an amendment to the Company's 1992 Equity Incentive Plan by the shareholders of the Company on June 30, 1994 which increased the number of shares of common stock authorized for issuance under this plan to 21,600,000. The exercise price of options granted under the plans may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Most options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while certain options are exercisable in their entirety three years after the grant date. All options expire ten years after the grant date.

Director Stock Option Plan

The Company's 1990 Director Stock Option Plan provides for the grant of options for up to 1,063,125 shares of common stock to non-employee directors. The exercise price of options granted are equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable in equal amounts over the four years and expire ten years from the date of grant.


Information with respect to options granted under the above plans are as follows:

                                                   Number of     Exercise Price
                                                    Shares           Per Share
                                                    ------           ---------
Outstanding at January 30, 1993 ................  13,916,172      $ .01 -  7.70
     Granted ...................................   5,568,942       5.53 -  7.16
     Exercised .................................  (1,963,044)       .01 -  6.81
     Canceled ..................................  (2,175,600)       .14 -  7.70
                                                  ----------      -------------

Outstanding at January 29, 1994 ................  15,346,470      $ .01 -  7.70
     Granted ...................................   8,055,993       7.85 - 11.00
     Exercised .................................  (1,500,818)       .01 -  7.70
     Canceled ..................................    (629,332)       .01 - 10.22
                                                  ----------      -------------

Outstanding at January 28, 1995 ................  21,272,313      $ .01 - 11.00
     Granted ...................................   3,648,540      10.50 - 18.83
     Exercised .................................  (2,410,004)       .01 -  9.11
     Canceled ..................................  (1,523,925)       .79 - 18.67
                                                  ----------      -------------

Outstanding at February 3, 1996.................  20,986,924      $ .01 - 18.83
                                                  ==========      =============


Options to purchase 7,924,682 shares were exercisable at February 3, 1996.


EMPLOYEES' 401(K) SAVINGS PLAN

Under the Company's Employees' 401(K) Savings Plan (the "401(K) Plan"), the Company may contribute up to a total of 1,012,500 shares of common stock to the 401(K) Plan. The 401(K) Plan is available to all employees of the Company who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions, with additional contributions made at the discretion of the Board of Directors. In connection with this plan the Company charged $1,633,000 to expense for the fiscal year ended February 3, 1996.

EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan provides for a total of up to 1,687,500 shares of the Company's common stock which may be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

NOTE G  INCOME TAXES
- --------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of the Company's deferred tax assets and liabilities as of February 3, 1996, and January 28, 1995, are as follows (in thousands):

                                                  February 3,     January 28,
                                                     1996            1995
                                                  ----------      ----------
  Deferred Tax Assets:
     Inventory...............................       $21,149          $12,452
     Deferred rent...........................         4,890            6,065
     Acquired Business Depot NOL's...........         4,766            4,766
     Other net operating loss carryforwards..         6,259            2,556
     Insurance...............................         5,789            5,022
     Other - net.............................        13,793            8,504
                                                    -------          -------
     Total Deferred Tax Assets...............        56,646           39,365
                                                    -------          -------

  Deferred Tax Liabilities:
     Depreciation............................        (1,274)          (1,495)
     Other - net.............................        (2,138)            (815)
                                                    -------          -------
     Total Deferred Tax Liabilities..........        (3,412)          (2,310)
                                                    -------          -------
  Total Valuation Allowance..................        (2,627)          (3,609)
                                                    -------          -------

  Net Deferred Tax Assets....................       $50,607          $33,446
                                                    =======          =======

Pursuant to Statement 109, "Accounting for Income Taxes", deferred tax assets of $4,000,000 and $4,766,000 attributable to businesses acquired during the fiscal years ended February 3, 1996 and January 28, 1995, respectively, were allocated directly to reduce goodwill generated by these acquisitions.


The provision for income taxes consists of the following (in thousands):

                                                  Fiscal Year Ended
                                   ---------------------------------------------
                                   February 3,       January 28,     January 29,
                                      1996              1995            1994
                                   ----------        ----------      -----------
Current tax expense:
   Federal........................    $45,916           $24,015         $23,800
   State..........................     14,144             6,500           5,250
                                      -------           -------         -------
                                       60,060            30,515          29,050

Deferred tax benefit..............    (13,211)           (5,850)        (15,450)
Tax benefit of loss carryforward..       (709)             (700)           (700)
                                      -------           -------         -------
Total.............................    $46,140           $23,965         $12,900
                                      =======           =======         =======



A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                   Fiscal Year Ended
                                     --------------------------------------------
                                     February 3,      January 28,      January 29,
                                        1996             1995             1994
                                     ----------       ----------       ----------
Federal statutory rate ...........     35.0%            35.0%            35.0%
State taxes, net of federal benefit     6.3%             6.4%             6.4%
Tax exempt interest ..............     (0.6%)           (1.5%)           (3.2%)
Tax benefit of loss carryforward .     (0.6%)           (1.1%)           (2.2%)
Federal tax credits ..............     (0.9%)           (2.4%)           (0.9%)
Other ............................     (0.7%)            1.1%             4.8%
                                       -----            -----            -----
Effective tax rate ...............     38.5%            37.5%            39.9%
                                       =====            =====            =====



Income tax payments were $44,518,000, $25,936,000, and $12,996,000, during fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

The Company has net operating loss carryforwards of approximately $2,200,000 generated by Office Mart Holdings Corp. and Macauley's Business Resources, Inc. prior to being acquired by the Company. These losses expire between the years 2005 and 2008 and are subject to an annual limitation as a result of a stock ownership change. Business Depot has net operating loss carryforwards of approximately $27,000,000 which expire between 1997 and 2003.


NOTE H  LEASES
- --------------

The Company leases certain retail and support facilities under long-term noncancellable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and require the Company to pay real estate taxes in excess of specified amounts and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

Other long-term obligations at February 3, 1996 include $23,239,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line method over the respective terms of the leases.


Future minimum lease commitments for retail and support facilities (including lease commitments for 65 retail stores not yet opened at February 3, 1996) under noncancellable operating leases are due as follows (in thousands):


                Fiscal year:
                1996 ............................. $  119,130
                1997 .............................    123,995
                1998 .............................    120,760
                1999 .............................    117,385
                2000 .............................    112,777
                Thereafter .......................    680,156
                                                   ----------
                                                   $1,274,203
                                                   ==========


     Rent expense approximated $105,125,000, $78,562,000, and $55,096,000, for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

NOTE I  SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES
- -------------------------------------------------------------

The Company has equity interests in two affiliated companies in Germany and the United Kingdom. The following is a summary of the significant financial information on a combined 100% basis of affiliated companies accounted for on the equity method.

                                    |------ 12 Months Ended -------|
                                    February 3,          January 28,
                                       1996                 1995
                                    ----------           ----------
                                            (in thousands)
   Current assets                    $ 52,298             $ 41,980
   Other assets                        33,125               23,356
   Current liabilities                 29,542               29,611
   Other liabilities                   15,094                9,950
   Shareholders' equity                40,787               25,774
   Net sales                          154,626               89,210
   Gross profit                        44,655               26,913
   Net loss before income taxes       (24,306)             (18,106)


The Company's share of loss for the unconsolidated affiliated companies for the fiscal years ended February 3, 1996 and January 28, 1995 was $12,153,000 and $11,168,000 (including the equity share of losses for the results of Business Depot prior to August 26, 1994), respectively.


NOTE J    QUARTERLY SUMMARY (UNAUDITED)

                                               First            Second          Third           Fourth
                                              Quarter          Quarter         Quarter         Quarter
                                            ----------       ----------       ---------       ----------
                                                        (In thousands, except per share amounts)

Fiscal Year Ended February 3, 1996
- ----------------------------------
   Sales .................................    $668,795         $604,975        $818,756        $975,535
   Gross Profit ..........................     150,383          139,472         191,463         220,560
   Net income ............................       7,878            9,018          21,944          34,865
   Earnings per common share (1) .........         .05              .06             .13             .21
   Number of shares used in computing
     earnings per common share ...........     147,242          152,040         163,985         163,154

Fiscal Year Ended January 28, 1995
- ----------------------------------
   Sales .................................    $397,530         $385,820        $552,096        $664,703
   Gross Profit ..........................      87,421           90,593         127,415         160,360
   Net income ............................       3,285            3,283          11,989          21,383
   Earnings per common share (1) .........         .02              .02             .08 (2)         .14(2)
   Number of shares used in computing
    earnings per common share ............     136,056          137,136         155,622         158,030

- ----------

(1)  Earnings per common share has been retroactively adjusted to reflect the three-for-two stock splits effected in the form of a 50% stock dividend distributed in March, 1996, July, 1995 and October, 1994 (see Note E).

(2)  Earnings per common share is calculated considering the $115,000 of 5% Convertible Subordinated Debentures as
      common stock equivalents for the quarters ended October 29, 1994, and January 28, 1995.  The 5%
      Debentures are not considered in the calculation of the earnings per common share for the other quarters listed above as the effect is antidilutive.


NOTE K - COMPUTATION OF EARNINGS PER COMMON SHARE


The computation of earnings per common share for the fiscal year ended February
3, 1996 is as follows (amounts in thousands, except for per share data):

Net income..........................          $ 73,705
Add: interest expense on 5% Debentures,
   net of tax.......................             1,580 (1)
                                              --------
Adjusted net income for earnings per
   common share computation.........          $ 75,285
                                              ========
Number of shares used in computing
   earnings per common share........           162,078 (1)
                                              ========
Earnings per common share, as reported        $    .46
                                              ========

- ----------

(1) The 5% Debentures were substantially converted into common stock on June 30, 1995 (see Note D). For the computation of earnings per common share, this conversion of 12,937,500 shares is assumed to have occurred at the beginning of the fiscal year (January 29, 1995), and is included in the weighted average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 5% Debentures and incurred by the Company through June 30, 1995, net of tax, is added back to reported net income to compute earnings per common share for the fiscal year ended February 3, 1996.

NOTE L  BUSINESS COMBINATIONS
- -----------------------------

During the year ended February 3, 1996, the Company purchased Macauley's Business Resources, Inc. ("Macauley's"), a contract stationer. During the year ended January 28, 1995, the Company acquired four contract stationers. The acquisitions accounted for as purchases were D.A. MacIsaac, Inc. ("MacIsaac") and Philadelphia Stationers, Inc. ("Philadelphia"), while the acquisitions accounted for on the pooling of interests method were National Office Supply Company, Inc. ("National"), and Spectrum Office Products, Inc. ("Spectrum"). In addition, the Company acquired the remaining 58% of outstanding shares it did not already own of Business Depot, a retail office products chain in Canada, on August 26, 1994. The accompanying financial statements include the results of operations of Macauley's, Philadelphia, Business Depot and MacIsaac from the dates of acquisition, which were June 1995 for Macauley's, December 1994 for Philadelphia and August 1994 for Business Depot and MacIsaac. The Company accounted for the results of Business Depot under the equity method prior to August 26, 1994. The historical financial statements for all years presented have been restated to include National and Spectrum following the pooling of interests method of accounting.


Separate results of operations of the Company, National and Spectrum for the periods prior to the restatement are as follows (in thousands):

                                                       January 29, 1994
                                                           (52 weeks)
                                                       ----------------
Net Sales:
   Staples...........................................     $1,121,781
   National..........................................        137,055
   Spectrum..........................................         49,798
                                                          ----------
                                                          $1,308,634
                                                          ==========
Net Income (Loss):
   Staples...........................................     $   25,353
   National..........................................         (3,109)
   Spectrum..........................................         (2,792)
                                                          ----------
                                                          $   19,452
                                                          ==========



On August 26, 1994, the Company acquired the remaining 58% of the outstanding shares of Business Depot that the Company did not already own. The cash price of approximately $33,000,000 was generated through an offering of 5,703,750 shares of the Company's common stock in August, 1994. Business Depot generated sales of approximately $203,000,000 and a pre-tax loss of approximately $3,000,000 for the twelve months ended January 28, 1995; the results of operations for the period subsequent to August 26, 1994 were fully consolidated in the Company's statement of income for the year ended January 28, 1995.

The Company also made a number of smaller acquisitions during the fiscal year ended February 3, 1996 that were not material to its business or results of operations.



                                  EXHIBIT INDEX
                                  -------------



  EXHIBIT                        DESCRIPTION OF EXHIBIT
  -------                        ----------------------


  3.1 (1)   --Restated Certificate of Incorporation of the Company, as amended
  3.2       --Amended and Restated By-laws of the Company
  4.1 (2)   --Staples, Inc. Indenture dated October 5, 1995 for the $300,000,000
              4 1/2% Convertible Subordinated Debentures due October 1, 2000
  4.2 (3)   --Rights Agreement, dated as of February 3, 1994, between the Company and The First National Bank of Boston
*10.1 (4)   --1990 Director Stock Option Plan, as amended
*10.2 (5)   --1992 Equity Incentive Plan, as amended
*10.3       --Bonus plans for twelve months ending February 1, 1997
*10.4 (6)   --Employment Agreement dated March 7, 1994 between the Company and Henry P. Epstein
 10.5 (7)   --Agreement and Plan of Merger dated May 29, 1992 among the
              Company, Staples Acquisition Corp., Office Mart Holdings Corp.,
              and Office Mart Inc., as amended
 10.6 (8)   --Amended and Restated Revolving Credit and Term Loan
              Agreement dated May 25, 1994 between the Company and The First
              National Bank of Boston, and the banks named therein, (the "Credit Agreement")
              as amended and restated as of February 14, 1995
 10.7       --Amendment Agreement No. 1, dated as of September 28, 1995, to the Credit Agreement
*10.8 (9)   --Form of Agreement Not To Compete signed by executive officers of the Company
*10.9 (9)   --Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
*10.10      --Form of Severance Benefits Agreement signed by executive officers of the Company
 21.1       --Subsidiaries of the Company
 23.1       --Consent of Ernst & Young LLP, Independent Auditors
 27.1       --Financial Data Schedule

- ----------
   * Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

  (1) Incorporated by reference to Registration Statement on Form S-3 (File No. 33-82360).

  (2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

  (3) Incorporated by reference from Current Report on Form 8-K dated February 3, 1994.


  (4) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

  (5) Incorporated by reference from the Registration Statement on Form S-8 (File No. 33-81284).

  (6) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.

  (7) Incorporated by reference from the Current Report on Form 8-K dated June 23, 1992, as amended.

  (8) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

  (9) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.