Form 10-Q
period 1996-05-04
STAPLES INC
filed 1996-06-11
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    May 4, 1996

Commission File Number:            0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       04-2896127
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         Identification No.)

                    One Research Drive, Westborough, MA 01581
              (Address of principal executive office and zip code)

                                  508-370-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                               No

The registrant had 159,550,351 shares of Common Stock, par value $.0006, outstanding as of May 28, 1996.

                                    FORM 10-Q

                                  STAPLES, INC.

                                   MAY 4, 1996

                                TABLE OF CONTENTS

                                                                                                          Page
Consolidated Balance Sheets ............................................................................    3

Consolidated Statements of Income ......................................................................    4

Consolidated Statements of Cash Flows ..................................................................    5

Notes to Consolidated Financial Statements .............................................................    6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations .............................................................    7-11

Part II ................................................................................................    12

Signature ..............................................................................................    13

                         STAPLES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                             May 4,
                                                              1996         February 3,
                                                           (Unaudited)        1996
                                                           -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................      $93,258         $98,130
  Short-term investments.................................        5,606          12,685
  Merchandise inventories................................      697,519         644,514
  Receivables, net.......................................      138,167         122,453
  Prepaid expenses and other current assets..............       68,353          48,089
                                                            ----------      ----------
      TOTAL CURRENT ASSETS...............................    1,002,903         925,871

PROPERTY AND EQUIPMENT:
  Land and buildings.....................................       28,283          24,364
  Leasehold improvements.................................      185,359         168,588
  Equipment..............................................      148,011         144,857
  Furniture and fixtures.................................       88,169          75,182
                                                            ----------      ----------
      TOTAL PROPERTY AND EQUIPMENT.......................      449,822         412,991
  Less accumulated depreciation and amortization.........      137,955         120,496
                                                            ----------      ----------
      NET PROPERTY AND EQUIPMENT.........................      311,867         292,495

OTHER ASSETS:
  Lease acquisition costs, net of amortization...........       39,552          40,338
  Investment in affiliates...............................       31,861          32,940
  Goodwill, net of amortization..........................       82,694          80,361
  Other..................................................       37,439          30,770
                                                            ----------      ----------
      TOTAL OTHER ASSETS.................................      191,546         184,409
                                                            ----------      ----------
                                                            $1,506,316      $1,402,775
                                                            ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.......................................     $326,381        $273,633
  Accrued expenses and other current liabilities.........      143,716         139,641
  Debt maturing within one year..........................       16,951           8,267
                                                            ----------      ----------
      TOTAL CURRENT LIABILITIES..........................      487,048         421,541

LONG-TERM DEBT...........................................       58,825          43,647
OTHER LONG-TERM OBLIGATIONS..............................       29,963          26,171
CONVERTIBLE DEBENTURES...................................      300,000         300,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
  5,000,000 shares; no shares issued.....................            0               0
  Common stock, $.0006 par value-authorized
  200,000,000 shares; issued
  159,510,270 shares at May 4, 1996 and
  158,366,604 shares at February 3, 1996.................           96              95
  Additional paid-in capital.............................      472,840         466,684
  Cumulative foreign currency translation adjustments....       (1,914)         (2,054)
  Unrealized gain on short-term investments..............           28              32
  Retained earnings......................................      159,776         147,005
  Less: 37,398 shares of treasury stock, at cost.........         (346)           (346)
                                                            ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY.........................      630,480         611,416
                                                            ----------      ----------
                                                            $1,506,316      $1,402,775
                                                            ==========      ==========


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             (Unaudited)
                                                                             13 Weeks Ended
                                                                    --------------------------------
                                                                        May 4,          April 29,
                                                                         1996             1995
                                                                    --------------   ---------------
Sales.........................................................        $916,800          $668,795
Cost of goods sold and occupancy costs........................         708,227           518,413
                                                                    --------------   ---------------
    GROSS PROFIT..............................................         208,573           150,382

Operating expenses:
  Operating and selling.......................................         146,697           106,117
  Pre-opening.................................................           1,788               962
  General and administrative..................................          30,629            23,281
  Amortization of goodwill....................................             560               372
                                                                    --------------   ---------------
    TOTAL OPERATING EXPENSES..................................         179,674           130,732
                                                                    --------------   ---------------

    OPERATING INCOME .........................................          28,899            19,650

  Interest and other expense, net.............................          (4,028)           (3,986)
                                                                    --------------   ---------------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES.............................          24,871            15,664
 Equity in loss of affiliates.................................          (3,714)           (2,752)
                                                                    --------------   ---------------

   INCOME BEFORE INCOME TAXES.................................          21,157            12,912
Income tax expense ...........................................           8,145             5,035
                                                                    --------------   ---------------
   NET INCOME ................................................         $13,012            $7,877
                                                                    ==============   ===============

Net income per common share...................................           $0.08             $0.05
                                                                    ==============   ===============
Number of shares used in computing net
     income per common share.............................          165,438,542       147,241,346
                                                                 =================  ================

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                (Unaudited)
                                                                                13 Weeks Ended
                                                                       --------------------------------
                                                                           May 4,          April 29,
                                                                            1996             1995
                                                                       --------------   ---------------
OPERATING ACTIVITIES:
 Net income ........................................................      $13,012           $7,877
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization.....................................       18,846           10,894
  Equity in loss of affiliates......................................        3,714            2,752
  Increase in assets:
   Merchandise inventories .........................................      (53,283)         (45,513)
   Receivables .....................................................      (15,744)         (12,033)
   Prepaid expenses and other assets................................      (29,856)          (2,129)
  Increase in accounts payable, accrued
   expenses and other current liabilities...........................       57,399            8,081
  Increase in other long-term obligations...........................        3,808            1,044
                                                                       --------------   ---------------
                                                                          (15,116)         (36,904)
                                                                       --------------   ---------------
 NET CASH USED IN OPERATING ACTIVITIES..............................       (2,104)         (29,027)

INVESTING ACTIVITIES:
 Acquisition of property and equipment..............................      (37,052)         (17,412)
 Proceeds from sales and maturities of short-term investments.......        7,078                0
 Investment in affiliates...........................................       (3,069)          (7,244)
 Other .............................................................        1,684             (652)
                                                                       --------------   ---------------
 NET CASH USED IN INVESTING ACTIVITIES..............................      (31,359)         (25,308)

FINANCING ACTIVITIES:
 Proceeds from sale of capital stock................................        4,798            2,858
 Proceeds from borrowings...........................................       38,704          465,000
 Payments on borrowings.............................................      (14,823)        (414,346)
                                                                       --------------   ---------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES..........................       28,679           53,512

 Effect of exchange rate changes on cash............................          (88)             910
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................       (4,872)              87
Cash and cash equivalents at beginning of period....................       98,130           41,810
                                                                       --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................      $93,258          $41,897
                                                                       ==============   ===============

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated
April 11, 1996 for the year ended February 3, 1996.

Note 2 - Computation of Earnings Per Share

On June 29, 1995, and March 5, 1996 the Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a 50% dividend. These distributions were made on July 24, 1995 and March 25, 1996, respectively, and were payable to shareholders of record as of July 14, 1995 and March 15, 1996, respectively. The number of shares used in the earnings per share computation for the quarter ended April 29, 1995 as previously reported has been retroactively adjusted to reflect these stock splits.

Average common and common equivalent shares used in computing earnings per share include approximately 6,586,000 and 5,573,000 shares for the quarters ended May 4, 1996 and April 29, 1995, respectively, as a result of applying the treasury stock method to outstanding stock options.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales. Sales increased 37% to $916,800,000 in the quarter ended May 4, 1996 from $668,795,000 in the quarter ended April 29, 1995. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales through both internal growth and acquisitions in the delivery and contract stationer segments. In addition, the quarter ended May 4, 1996 includes the results of operations of Macauley's Business Resources, Inc. ("Macauley's"), which was acquired under the purchase method of accounting during the year ended February 3, 1996. Due to the date of acquisition, the results of operations of Macauley's are not included in the consolidated results for the quarter ended April 29, 1995. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended May 4, 1996 increased 18% over the quarter ended April 29, 1995. Comparable sales for the Company's contract stationer business segment increased 18% for the quarter ended May 4, 1996 versus the quarter ended April 29, 1995. The Company had 473 stores open as of May 4, 1996 compared to 368 stores as of April 29,1995 and 443 stores open as of February 3, 1996.

Gross Profit. Gross profit as a percentage of sales was 22.8% for the three months ended May 4, 1996 as compared to 22.5% for the same period in the prior year. The increase in gross profit rate for the three months ended May 4, 1996 was primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, improved margins in the delivery business segment as well as lower product costs from vendors as a result of increased purchase volume discounts. This was partially offset by a decrease in merchandise margin rate in the retail segment, as sales of computers and other capital goods items, which generate a lower margin rate than other categories, increased as a percentage of total sales for the three months ended May 4, 1996 versus the prior year. Total computer sales constituted approximately 8% of total store and delivery hub sales during the three months ended May 4, 1996 versus 6% of sales in the same period of the prior year.

Operating and Selling Expenses. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, increased as a percentage of sales in the three months ended May 4, 1996 to 16.0%, as compared to 15.9% for the same period in the prior year. The increase is primarily due to increased advertising as well as increased costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service. This increase was partially offset by increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased.

While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores. During periods when new store openings as a percentage of the base are higher, store operating and selling expenses as a percentage of sales may increase. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of saturating markets results in some new stores attracting sales away from existing stores. This also has the effect of detracting from the expected leveraging of the fixed cost component.

Pre-opening Expenses. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $60,000 per store for the three months ended May 4, 1996 as compared to $52,000 per store for the same period in the prior year.

General and Administrative Expenses. General and administrative expenses for the three months ended May 4, 1996 decreased as a percentage of sales to 3.3% as compared to 3.5% for the same period in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. The acquisitions of contract stationers, which historically operated with much higher overhead as a percentage of sales, has partially offset this leveraging. The Company has continued to make significant investments in its information systems staffing and infrastructure, which the Company believes will reduce costs in future years, without increasing total general and administrative expenses as a percentage of sales. The Company expects general and administrative expenses to decrease as a percentage of sales in the future, as these expenses are expected to increase more slowly than revenues. The Company has consolidated certain general and administrative functions at the recently acquired contract stationers which should further reduce these expenses as a percentage of sales.

Interest and Other Expense, Net. Net interest and other expense for the three months ended May 4, 1996 was $4,028,000 as compared to $3,986,000 for the same period in the prior year. The increase in net interest expense is primarily due to the issuance of $300,000,000 of 4 1/2% Convertible Subordinated Debentures on October 5, 1995 which funded the increase in store inventories related to new store openings, expanded product assortments, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and additional investments in joint venture affiliates.

Equity in Loss of Affiliates. The Company's equity in loss of affiliates increased to $3,714,000 for the three months ended May 4, 1996 as compared to $2,752,000 for the same period in the prior year. The increase in the equity in loss of affiliates is primarily due to the increase in the number of open stores from 30 as of April 29, 1995 to 47 as of May 4, 1996. The initial investments in overhead, labor and advertising, combined with the fact that new stores typically generate lower sales than mature stores, cause new stores to be unprofitable initially. The Company's joint ventures in Europe are at an early stage of development and there can be no assurance that they will become profitable.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 4, 1996, cash and cash equivalents decreased by $4,872,000. This decrease was attributable to cash used in investing activities of $31,359,000, which includes capital expenditures of $37,052,000 primarily incurred in connection with the opening of 30 new stores, and cash used in operating activities of $2,104,000, which primarily reflects increases in merchandise inventories related to new store openings, expanded product assortments, and improvements in in-stock levels. This was partially offset by cash flow from financing activities of $28,679,000 which primarily represents borrowing under the existing revolving credit and term loan facility.

The Company opened 30 stores in North America during the three months ended May 4, 1996, and expects to open approximately 90 additional stores in the last three quarters of fiscal 1996. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $126,000,000 for store openings during this period. In addition, the Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On October 25, 1995, the Company reduced its commitment on its five-year revolving credit and term loan facility with a syndicate of banks, established on February 14, 1995, from $300,000,000 to $225,000,000. Borrowings made pursuant to this facility bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of May 4, 1996, borrowing availability under the revolving credit facility totaled $203,000,000; total cash, short-term investments and available revolving credit amounts totaled $301,864,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for at least the remainder of the fiscal year. The Company is currently in negotiations to increase its borrowing capability under its revolving credit facility and is actively exploring implementation of an asset-backed borrowing facility, which the Company expects will fund its recurring operational cash needs through the end of fiscal 1997. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt offerings dependent upon market conditions, or through additional commercial bank debt arrangements.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains a number of forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

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

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 94 stores in the United States and Canada in fiscal 1995 and plans to open approximately 120 new stores in fiscal 1996. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire, train and integrate employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the saturation of its suburban store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores, particularly as the Company enters new markets in which it has less experience or faces more competition.

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

The Company has a presence in international markets through joint ventures with locally-based companies in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its North American stores in addition to a number of risks inherent to these joint ventures, including lack of complete operating control and foreign currency fluctuations.

The Company currently expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for at least the remainder of the fiscal year. However, there can be no assurance that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. There also can be no assurance that the additional funds required by the Company, whether within the next twelve months or thereafter, will be available to the Company on satisfactory terms.

                          PART II -- OTHER INFORMATION

Items             1-6  -  Not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     June 11, 1996             /s/   James E. Flavin
       --------------------         ----------------------
                                    James E. Flavin
                                    Senior Vice President-
                                     Corporate Controller
                                     and Chief Accounting
                                     Officer