Form 10-Q
period 1996-08-03
STAPLES INC
filed 1996-09-12
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 3, 1996
                               -------------------------------------------------

Commission File Number:           0-17586
                       ---------------------------------------------------------


                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                               04-2896127
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    One Research Drive, Westborough, MA 01581
                    -----------------------------------------
              (Address of principal executive office and zip code)


                                  508-370-8500
                  -----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    ------

The registrant had 160,772,891 shares of Common Stock, par value $.0006, outstanding as of August 31, 1996.

                                    FORM 10-Q

                                  STAPLES, INC.

                                 AUGUST 3, 1996


                                TABLE OF CONTENTS
                                                                     Page
                                                                     ----

Consolidated Balance Sheets ......................................     3

Consolidated Statements of Income ................................     4

Consolidated Statements of Cash Flows ............................     5

Notes to Consolidated Financial Statements .......................     6

Management's Discussion and Analysis of Financial
       Condition and Results of Operations .......................   7-11

Part II ..........................................................  12-13

Signature ........................................................    14



                        STAPLES, INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 August 3,
                                                                   1996       February 3,
                                                                (Unaudited)      1996
                                                                -----------   -----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .............................      $45,190        $98,130
      Short-term investments ................................        2,540         12,685
      Merchandise inventories ...............................      764,364        644,514
      Receivables, net ......................................      191,102        122,453
      Prepaid expenses and other current assets .............       65,901         48,089
                                                                ----------     ----------
           TOTAL CURRENT ASSETS .............................    1,069,097        925,871

PROPERTY AND EQUIPMENT:
      Land and buildings ....................................       32,695         24,364
      Leasehold improvements ................................      210,970        168,588
      Equipment .............................................      171,749        144,857
      Furniture and fixtures ................................       92,237         75,182
                                                                ----------     ----------
           TOTAL PROPERTY AND EQUIPMENT .....................      507,651        412,991
      Less accumulated depreciation and amortization ........      151,846        120,496
                                                                ----------     ----------
           NET PROPERTY AND EQUIPMENT .......................      355,805        292,495

OTHER ASSETS:
      Lease acquisition costs, net of amortization ..........       42,648         40,338
      Investment in affiliates ..............................       37,530         32,940
      Goodwill, net of amortization .........................       82,118         80,361
      Other .................................................       38,138         30,770
                                                                ----------     ----------
           TOTAL OTHER ASSETS ...............................      200,434        184,409
                                                                ----------     ----------
                                                                $1,625,336     $1,402,775
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ......................................     $388,324       $273,633
      Accrued expenses and other current liabilities ........      132,742        139,641
      Debt maturing within one year .........................        7,414          8,267
                                                                ----------     ----------
           TOTAL CURRENT LIABILITIES ........................      528,480        421,541

LONG-TERM DEBT ..............................................      113,521         43,647
OTHER LONG-TERM OBLIGATIONS .................................       31,556         26,171
CONVERTIBLE DEBENTURES ......................................      300,000        300,000
STOCKHOLDERS' EQUITY:
      Preferred stock, $ 01 par value-authorized
      5,000,000 shares; no shares issued ....................            0              0
      Common stock, $ 0006 par value-authorized
      500,000,000 shares; issued
      160,485,634 shares at August 3, 1996 and
      158,366,604 shares at February 3, 1996 ................           96             95
      Additional paid-in capital ............................      479,233        466,684
      Cumulative foreign currency translation adjustments ...       (1,607)        (2,054)
      Unrealized gain on short-term investments .............           22             32
      Retained earnings .....................................      174,381        147,005
      Less: 37,398 shares of treasury stock, at cost ........         (346)          (346)
                                                                ----------     ----------
               TOTAL STOCKHOLDERS' EQUITY ...................      651,779        611,416
                                                                ----------     ----------
                                                                $1,625,336     $1,402,775
                                                                ==========     ==========

See notes to consolidated financial statements.

                       STAPLES, INC   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      (Unaudited)                       (Unaudited)
                                                                    13 Weeks Ended                     26 Weeks Ended
                                                               ---------------------------       ---------------------------
                                                                August 3,        July 29,         August 3,        July 29,
                                                                  1996            1995              1996            1995
                                                               -----------     -----------       -----------     -----------
Sales .................................................           $808,056        $604,975        $1,724,856      $1,273,770
Cost of goods sold and occupancy costs ................            616,985         465,501         1,325,212         983,914
                                                               -----------     -----------       -----------     -----------
    GROSS PROFIT ......................................            191,071         139,474           399,644         289,856

Operating expenses:
  Operating and selling ...............................            125,401          92,889           272,098         199,006
  Pre-opening .........................................              3,302           1,094             5,090           2,056
  General and administrative ..........................             28,851          23,198            59,480          46,479
  Amortization of goodwill ............................                576             472             1,136             844
                                                               -----------     -----------       -----------     -----------
    TOTAL OPERATING EXPENSES ..........................            158,130         117,653           337,804         248,385
                                                               -----------     -----------       -----------     -----------

    OPERATING INCOME ..................................             32,941          21,821            61,840          41,471

  Interest and other expense, net .....................             (5,165)         (4,689)           (9,193)         (8,675)
                                                               -----------     -----------       -----------     -----------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES .....................             27,776          17,132            52,647          32,796
 Equity in loss of affiliates .........................             (4,028)         (2,572)           (7,742)         (5,324)
                                                               -----------     -----------       -----------     -----------

   INCOME BEFORE INCOME TAXES .........................             23,748          14,560            44,905          27,472
Income tax expense ....................................              9,143           5,541            17,288          10,576
                                                               -----------     -----------       -----------     -----------
   NET INCOME .........................................            $14,605          $9,019           $27,617         $16,896
                                                               ===========     ===========       ===========     ===========


Net income per common share ...........................              $0.09           $0.06             $0.17           $0.11
                                                               ===========     ===========       ===========     ===========

Number of shares used in computing net
     income per common share ..........................        166,407,289     152,040,668       165,922,915     149,639,963
                                                               ===========     ===========       ===========     ===========

See notes to consolidated financial statements

                        STAPLES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    (Unaudited)
                                                                                   26 Weeks Ended
                                                                               -----------------------
                                                                               August 3,       July 29,
                                                                                 1996             1995
- ------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income ..........................................................      $27,617         $16,896
    Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation and amortization ....................................       34,093          24,521
       Equity in loss of affiliates .....................................        7,742           5,324
       Increase in assets:
          Merchandise inventories .......................................     (119,763)       (105,542)
          Receivables ...................................................      (68,637)        (33,179)
          Deferred tax assets ...........................................      (19,712)         (6,499)
          Prepaid expenses and other assets .............................       (8,359)         (2,997)
       Increase in accounts payable, accrued
          expenses and other current liabilities ........................      107,648          26,771
       Increase in other long-term obligations ..........................        5,378           1,940
                                                                               -------         -------
                                                                               (61,610)        (89,661)
                                                                               -------         -------
    NET CASH USED IN OPERATING ACTIVITIES ...............................      (33,993)        (72,765)

INVESTING ACTIVITIES:
    Acquisition of property and equipment ...............................      (94,599)        (49,680)
    Proceeds from sales and maturities of short-term investments ........       10,144           8,135
    Purchase of short-term investments ..................................            0            (349)
    Investment in affiliates ............................................      (11,887)         (9,634)
    Acquisition of lease rights .........................................       (3,922)           (805)
    Other ...............................................................        1,578           2,657
                                                                               -------         -------
    NET CASH USED IN INVESTING ACTIVITIES ...............................      (98,686)        (49,676)

FINANCING ACTIVITIES:
    Proceeds from sale of capital stock .................................       10,726          19,193
    Proceeds from borrowings ............................................      112,496         972,500
    Payments on borrowings ..............................................      (43,480)       (881,222)
                                                                               -------         -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................       79,742         110,471

    Effect of exchange rate changes on cash .............................           (3)             82

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................      (52,940)        (11,888)
Cash and cash equivalents at beginning of period ........................       98,130          41,810
                                                                               -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $45,190         $29,922
                                                                               =======         =======

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  -  Basis of Presentation
- --------------------------------

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

Note 2 - Computation of Earnings Per Share
- ------------------------------------------

On March 5, 1996 the Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a 50% dividend. This distribution was made on March 25, 1996 and was payable to shareholders of record as of March 15, 1996. The number of shares used in the earnings per share computation for the three and six months ended July 29, 1995, as previously reported, has been retroactively adjusted to reflect the three-for-two split of the Company's common stock in March, 1996.

Average common and common equivalent shares used in computing earnings per share include approximately 6,554,000 and 4,955,000 shares for the quarters ended August 3, 1996 and July 29, 1995, respectively, as a result of applying the treasury stock method to outstanding stock options.

Note 3 - Subsequent Event
- -------------------------

On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Office Depot, Inc. ("Office Depot"). Office Depot operates over 500 retail office supply stores in the US and Canada, a national delivery and contract stationer business, and joint ventures or licensed operations in seven countries, and had revenues of $5.3 billion for the year ended December 30, 1995. The transaction is intended to be a tax-free exchange of shares pursuant to which the stockholders of Office Depot will receive 1.14 shares of the Company's common stock for each outstanding share they own. The merger will be accounted for as a pooling of interests and is subject to various closing conditions, including the approval of the stockholders of both companies and required regulatory approvals. In connection with the merger, the Company granted to Office Depot, and Office Depot granted to the Company mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

SALES. Sales increased 34% to $808,056,000 in the quarter ended August 3, 1996 from $604,975,000 in the quarter ended July 29, 1995 and increased 35% to $1,724,856,000 for the six months ended August 3, 1996 compared to $1,273,770,000 for the six months ended July 29, 1995. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales through both internal growth and acquisitions in the delivery and contract stationer segments. In addition, the three and six months ended August 3, 1996 includes the results of operations of Macauley's Business Resources, Inc. ("Macauley's"), which was acquired under the purchase method of accounting during the year ended February 3, 1996. Due to the date of acquisition, only one month of Macauley's results of operations are included in the consolidated results for the quarter ended July 29, 1995. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended August 3, 1996 increased 16% over the quarter ended July 29, 1995, and increased 17% for the six months ended August 3, 1996 versus the six months ended July 29, 1995. Comparable sales for the Company's contract stationer business segment increased 18% for the quarter ended August 3, 1996 versus the quarter ended July 29, 1995 and increased 20% for the six months ended August 3, 1996 versus the six months ended July 29, 1995. The Company had 511 stores open as of August 3, 1996 compared to 386 stores as of July 29,1995 and 443 stores open as of February 3, 1996; this total includes 69 new stores opened and one store closed during the six months ended August 3, 1996.

GROSS PROFIT. Gross profit as a percentage of sales was 23.6% and 23.2% for the three and six months ended August 3, 1996 as compared to 23.1% and 22.8% for the same periods in the prior year. The increase in gross profit rate for the three and six months ended August 3, 1996 was primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, improved margins in the delivery business segment as well as lower product costs from vendors as a result of increased purchase volume discounts. This was partially offset by a decrease in merchandise margin rate in the retail segment, as sales of computers and other capital goods items, which generate a lower margin rate than other categories, increased as a percentage of total sales for the three and six months ended August 3, 1996 versus the prior year. Total computer sales constituted approximately 6% of total store and delivery hub sales during the three months ended August 3, 1996 versus 5% of sales in the same period of the prior year, and increased to 7% of total store and delivery hub sales during the six months ended August 3, 1996 versus 6% in the prior year period.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, increased as a percentage of sales in the three and six months ended August 3, 1996 to 15.5% and 15.8%, respectively, as compared to 15.4% and 15.6% for the same periods in the prior year. The increase is primarily due to increased advertising as well as increased costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service. This increase was partially offset by increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased.

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

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $85,000 and $74,000 for the three and six months ended August 3, 1996, respectively, as compared to $53,000 and $52,000 per store for the same periods in the prior year. The increase is due primarily to increased marketing expenses as well as higher costs incurred in the initial shipment of product from the distribution centers to new stores.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and six months ended August 3, 1996 decreased as a percentage of sales to 3.6% and 3.4%, respectively, as compared to 3.8% and 3.7% for the same periods in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. The acquisitions of contract stationers, which historically operated with much higher overhead as a percentage of sales, has partially offset this leveraging. The Company has continued to make significant investments in its information systems staffing and infrastructure, which the Company believes will reduce costs in future years, without increasing total general and administrative expenses as a percentage of sales. The Company expects general and administrative expenses to decrease as a percentage of sales in the future, as these expenses are expected to increase more slowly than revenues.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and six months ended August 3, 1996 was $5,165,000 and $9,193,000 as compared to $4,689,000 and $8,675,000 for the same periods in the prior year. The increase in net interest expense is primarily due to increased borrowings which funded the increase in store inventories related to new store openings, expanded product assortments, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and additional investments in joint venture affiliates.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates increased to $4,028,000 and $7,742,000 for the three and six months ended August 3, 1996 as compared to $2,572,000 and $5,324,000 for the same periods in the prior year. The increase in the equity in loss of affiliates is primarily due to the increased losses generated by Staples UK, the Company's joint venture in England, as sales and profitability have been lower than projected. The Company's joint ventures in Europe are at an early stage of development and there can be no assurance that they will become profitable.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the six months ended August 3, 1996, cash and cash equivalents decreased by $52,940,000. This decrease was attributable to cash used in investing activities of $98,686,000, which includes capital expenditures of $94,599,000 primarily incurred in connection with the opening of 69 new stores, and cash used in operating activities of $33,993,000, which primarily reflects increases in merchandise inventories (related to new store openings, expanded product assortments, improvements in in-stock levels, and the increased stocking to prepare for the expected sales to be generated by the back to school season) and increased accounts receivable. This was partially offset by cash flow from financing activities of $79,742,000 which primarily represents borrowing under the existing revolving credit and term loan facility.

The Company opened 39 and 69 stores in North America during the three and six months ended August 3, 1996, and expects to open approximately 50 additional stores in the last two quarters of fiscal 1996. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $70,000,000 for store openings during this period. In addition, the Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On July 10, 1996, the Company amended and restated its commitment on its five-year revolving credit facility with a syndicate of banks, originally established on May 25, 1994, from $225,000,000 to $350,000,000. Borrowings made pursuant to this facility bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of August 3, 1996, borrowing availability under the revolving credit facility totaled $273,500,000; total cash, short-term investments, available revolving credit amounts, and uncommitted facilities totaled $351,200,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for at least the remainder of the fiscal year. The Company is actively exploring implementation of an asset-backed borrowing facility, which the Company expects will fund a portion of its recurring operational cash needs through the end of fiscal 1997. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt offerings, dependent upon market conditions, or through additional commercial bank debt arrangements.

FUTURE OPERATING RESULTS
- ------------------------

This quarterly report on Form 10-Q contains a number of forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot and OfficeMax. The Company also competes with mail order stationers, wholesale clubs, mass merchandisers and consumer electronics retailers. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's major competitors were to seek to gain or retain market share by reducing prices, the Company may be compelled to reduce its prices and thereby reduce its gross margin and profitability.

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

                          PART II -- OTHER INFORMATION

Items 1-3, 5 - Not applicable.
- -----------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

At the 1996 Annual Meeting of Stockholders (the "Annual Meeting") held on May 23, 1996, the following matters were acted upon by the stockholders of the
Company:

1. The election of Mary E. Burton, Rowland T. Moriarty, W. Mitt Romney, and Martin E. Hanaka as directors of the Company.

2. The approval of amendments to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of common stock of the Company to 500,000,000.

3. The approval of amendments to the 1994 Employee Stock Purchase Plan to increase the number of shares of common stock covered by the Purchase Plan to 3,937,500 and to increase the number of six-month offerings under the Purchase Plan to eight, the last of which would expire on October 31, 1998.

4. The ratification of the selection of Ernst & Young as the Company's independent auditors for the current fiscal year.

The number of shares of common stock outstanding and entitled to a vote at the Annual Meeting was 159,243,287. The results of the voting on each of the matters presented to stockholders' at the Annual Meeting are presented below:

                                                    Number of Shares of Common Stock Represented By
                                                    -----------------------------------------------
                                                                                               Broker
                                                 Votes For    Votes Against    Abstentions    Non-Votes
                                                 ---------    -------------    -----------    ---------
1.  Election of directors:
     Mary E. Burton                             134,479,753        N/A             N/A           N/A
     Rowland T. Moriarty                        133,629,831        N/A             N/A           N/A
     W. Mitt Romney                             134,576,897        N/A             N/A           N/A
     Martin E. Hanaka                           134,514,769        N/A             N/A           N/A

2.  Approval of Amendments
     to Certificate of Incorporation            108,308,722    29,720,793        121,710          0

3. Approval of Amendments
     to 1994 Employee Stock
    Purchase Plan                               134,589,162     2,890,847        242,822       428,394

4.  Ratification of Independent
     Auditors                                   137,218,372      844,474          88,379         N/A

A description of the matters voted on by stockholders is contained in the Company's definitive Proxy Statement for the Annual Meeting, which is on file with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K.
- -----------------------------------------

A.   Exhibits.

     10.1 Staples, Inc. Second Amended and Restated Revolving Credit Agreement dated as of May 25, 1994 and amended and restated as of July 10, 1996.

B.   Reports on Form 8K.

     None.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 13, 1996                          /s/   Thomas G. Stemberg
       ------------------                         --------------------------
                                                  Thomas G. Stemberg
                                                  Chairman of the Board and
                                                  Chief Executive Officer