Form 10-Q/A
period 1996-08-03
STAPLES INC
filed 1996-09-23
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                         COMMISSION FILE NUMBER 0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 04-2896127
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                    ONE RESEARCH DRIVE, WESTBOROUGH, MA 01581
          (Address of principal executive offices, including zip code)

                                 (508) 370-8500
              (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES   X       NO
                            -----        -----

THE REGISTRANT HAD 160,772,891 SHARES OF COMMON STOCK PAR VALUE $.0006, OUTSTANDING AS OF AUGUST 31, 1996.

                                  STAPLES, INC.

                               FORM 10-Q/A REPORT
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                TABLE OF CONTENTS
                                -----------------

                                                            PAGE
                                                            ----
PART II - OTHER INFORMATION

SIGNATURES                                                    4

EXHIBIT INDEX                                                 5

                                  STAPLES, INC.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             The exhibits listed in the Exhibit Index as part of or included in this report.

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  STAPLES, INC.
                                                  (Registrant)



Date: September 23, 1996                          By: /s/ John J. Mahoney
     --------------------------              --------------------------
                                                  John J. Mahoney
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                  STAPLES, INC.

                               FORM 10-Q/A REPORT
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.         DESCRIPTION                                PAGE
- ----------          -----------                                ----

3.1                 Registrant's Restated Certificate of
                    Incorporation

10.1*               Staples, Inc. Second Amended and
                    Restated Revolving Credit
                    Agreement dated as of May 25, 1994
                    and amended and restated as of
                    July 10, 1996.


- ------------------------
*Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 1996 and incorporated herein by reference.