Form 10-Q
period 1996-11-02
STAPLES INC
filed 1996-12-13
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  November 2, 1996
                               -------------------------------------------------

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

The registrant had 160,996,628 shares of Common Stock, par value $.0006, outstanding as of December 2, 1996.

                                   FORM 10-Q

                                  STAPLES, INC.

                                NOVEMBER 2, 1996




                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

Consolidated Balance Sheets ..............................................    3

Consolidated Statements of Income ........................................    4

Consolidated Statements of Cash Flows ....................................    5

Notes to Consolidated Financial Statements ...............................    6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................  7-11

Part II ..................................................................   12

Signature ................................................................   13

                         STAPLES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                November 2,
                                                                   1996           February 3,
                                                                (Unaudited)          1996
                                                                -----------       -----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .........................       $   68,270        $   98,130
      Short-term investments ............................            8,165            12,685
      Merchandise inventories ...........................          817,423           644,514
      Receivables, net ..................................          219,452           122,453
      Prepaid expenses and other current assets .........           72,039            48,089
                                                                ----------        ----------
           TOTAL CURRENT ASSETS .........................        1,185,349           925,871

PROPERTY AND EQUIPMENT:
      Land and buildings ................................           36,987            24,364
      Leasehold improvements ............................          240,364           168,588
      Equipment .........................................          187,548           144,857
      Furniture and fixtures ............................          102,443            75,182
                                                                ----------        ----------
           TOTAL PROPERTY AND EQUIPMENT .................          567,342           412,991
      Less accumulated depreciation and amortization ....          167,886           120,496
                                                                ----------        ----------
           NET PROPERTY AND EQUIPMENT ...................          399,456           292,495

OTHER ASSETS:
      Lease acquisition costs, net of amortization ......           41,622            40,338
      Investment in affiliates ..........................           33,518            32,940
      Goodwill, net of amortization .....................           81,884            80,361
      Other .............................................           41,785            30,770
                                                                ----------        ----------
           TOTAL OTHER ASSETS ...........................          198,809           184,409
                                                                ----------        ----------
                                                                $1,783,614        $1,402,775
                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..................................       $  439,188        $  273,633
      Accrued expenses and other current liabilities ....          171,608           139,641
      Debt maturing within one year .....................            7,520             8,267
                                                                ----------        ----------
           TOTAL CURRENT LIABILITIES ....................          618,316           421,541

LONG-TERM DEBT ..........................................          139,599            43,647
OTHER LONG-TERM OBLIGATIONS .............................           33,528            26,171
CONVERTIBLE DEBENTURES ..................................          300,000           300,000
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value-authorized
      5,000,000 shares; no shares issued ................                0                 0
      Common stock, $.0006 par value-authorized
      500,000,000 shares; issued
      160,981,721 shares at November 2, 1996 and
      158,366,604 shares at February 3, 1996 ............               97                95
      Additional paid-in capital ........................          483,941           466,684
      Cumulative foreign currency translation adjustments            2,156            (2,054)
      Unrealized gain on short-term investments .........               21                32
      Retained earnings .................................          206,302           147,005
      Less: 39,433 shares of treasury stock, at cost ....             (346)             (346)
                                                                ----------        ----------
               TOTAL STOCKHOLDERS' EQUITY ...............          692,171           611,416
                                                                ----------        ----------
                                                                $1,783,614        $1,402,775
                                                                ==========        ==========

      See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED STATEMENTS OF INCOME
                                              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                   (Unaudited)                             (Unaudited)
                                                                  13 Weeks Ended                         39 Weeks Ended
                                                          -----------------------------         -------------------------------
                                                          November 2,       October 28,         November 2,         October 28,
                                                             1996              1995                1996                1995
                                                          -----------       -----------         -----------         -----------
Sales ............................................         $1,078,820          $818,756          $2,803,676          $2,092,526
Cost of goods sold and occupancy costs ...........            821,378           627,293           2,146,590           1,611,207
                                                           ----------          --------          ----------          ----------
    GROSS PROFIT .................................            257,442           191,463             657,086             481,319

Operating expenses:
  Operating and selling ..........................            158,663           118,031             430,761             317,037
  Pre-opening ....................................              2,700             2,057               7,790               4,113
  General and administrative .....................             34,693            25,648              94,173              72,127
  Amortization of goodwill .......................                577               548               1,713               1,392
                                                           ----------          --------          ----------          ----------
    TOTAL OPERATING EXPENSES .....................            196,633           146,284             534,437             394,669
                                                           ----------          --------          ----------          ----------

    OPERATING INCOME .............................             60,809            45,179             122,649              86,650

  Interest and other expense, net ................             (5,384)           (3,267)            (14,577)            (11,942)
                                                           ----------          --------          ----------          ----------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ................             55,425            41,912             108,072              74,708
 Equity in loss of affiliates ....................             (3,520)           (6,230)            (11,262)            (11,554)
                                                           ----------          --------          ----------          ----------

   INCOME BEFORE INCOME TAXES ....................             51,905            35,682              96,810              63,154
Income tax expense ...............................             19,984            13,738              37,272              24,314
                                                           ----------          --------          ----------          ----------
   NET INCOME ....................................         $   31,921          $ 21,944          $   59,538          $   38,840
                                                           ==========          ========          ==========          ==========


Net income per common share ......................         $     0.19          $   0.13          $     0.36          $     0.24
                                                           ==========          ========          ==========          ==========

Number of shares used in computing net
     income per common share ...................          167,374,906       163,983,941         166,406,912         161,719,365
                                                          ===========       ===========         ===========         ===========

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLAR AMOUNTS IN THOUSANDS)
                                                                             (Unaudited)
                                                                            39 Weeks Ended
                                                                     ----------------------------
                                                                     November 2,      October 28,
                                                                        1996             1995
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income .................................................      $  59,538       $    38,840
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization ...........................         51,288            36,834
       Equity in loss of affiliates ............................         11,262            11,554
       Net increase in deferred tax assets .....................        (21,977)           (6,383)
       (Increase)/decrease in assets:
          Merchandise inventories ..............................       (170,394)         (234,062)
          Receivables ..........................................        (96,662)          (49,272)
          Prepaid expenses and other assets ....................        (11,986)            3,449
       Increase in accounts payable, accrued
          expenses and other current liabilities ...............        191,618           119,956
       Increase in other long-term obligations .................          4,091               871
                                                                      ---------       -----------
                                                                        (42,760)         (117,053)
                                                                      ---------       -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........         16,778           (78,213)

INVESTING ACTIVITIES:
    Acquisition of property and equipment ......................       (152,497)          (81,381)
    Proceeds from sales and maturities of short-term investments         10,144             9,135
    Purchase of short-term investments .........................         (4,607)             (349)
    Investment in affiliates ...................................        (10,368)          (13,390)
    Acquisition of lease rights ................................         (3,734)             (959)
    Other ......................................................          4,321             2,384
                                                                      ---------       -----------
    NET CASH USED IN INVESTING ACTIVITIES ......................       (156,741)          (84,560)

FINANCING ACTIVITIES:
    Proceeds from sale of capital stock ........................         14,227            13,006
    Proceeds from convertible debentures, net of deferred costs               0           292,348
    Proceeds from borrowings ...................................        316,476         1,174,531
    Payments on borrowings .....................................       (221,395)       (1,287,064)
                                                                      ---------       -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..................        109,308           192,821

    Effect of exchange rate changes on cash ....................            795                (9)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........        (29,860)           30,039
Cash and cash equivalents at beginning of period ...............         98,130            41,810
                                                                      ---------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................      $  68,270       $    71,849
                                                                      =========       ===========

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

Note 2 - Computation of Earnings Per Share
------------------------------------------

On March 5, 1996 the Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a 50% dividend. This distribution was made on March 25, 1996 and was payable to shareholders of record as of March 15, 1996. The number of shares used in the earnings per share computation for the three and nine months ended October 28, 1995, as previously reported, has been retroactively adjusted to reflect the three-for-two split of the Company's common stock in March, 1996.

Average common and common equivalent shares used in computing earnings per share include approximately 6,626,000 and 6,828,000 shares for the quarters ended November 2, 1996 and October 28, 1995, respectively, as a result of applying the treasury stock method to outstanding stock options.

Note 3 - Plan of Merger With Office Depot, Inc.
-----------------------------------------------

On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Office Depot, Inc. ("Office Depot"). Office Depot operates over 500 retail office supply stores in the US and Canada, a national delivery and contract stationer business, and joint ventures or licensed operations in seven countries, and had revenues of $5.3 billion for the year ended December 30, 1995. The transaction is intended to be a tax-free exchange of shares pursuant to which the stockholders of Office Depot will receive 1.14 shares of the Company's common stock for each outstanding share they own. The merger will be accounted for as a pooling of interests and is subject to various closing conditions, including the approval of the stockholders of both companies and required regulatory approvals. In connection with the merger, the Company granted to Office Depot, and Office Depot granted to the Company, mutual options to purchase up to 19.9% of the outstanding stock of the other company under certain conditions.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

SALES. Sales increased 32% to $1,078,820,000 in the quarter ended November 2, 1996 from $818,756,000 in the quarter ended October 28, 1995 and increased 34% to $2,803,676,000 for the nine months ended November 2, 1996 compared to $2,092,526,000 for the nine months ended October 28, 1995. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales through both internal growth and acquisitions in the delivery and contract stationer segments. Comparable store and delivery hub sales (which represent a comparison of sales between corresponding full months in the periods compared) for the quarter ended November 2, 1996 increased 12% over the quarter ended October 28, 1995, and increased 15% for the nine months ended November 2, 1996 versus the nine months ended October 28, 1995. Comparable sales for the Company's contract stationer business segment increased 19% for the quarter ended November 2, 1996 versus the quarter ended October 28, 1995 and increased 19% for the nine months ended November 2, 1996 versus the nine months ended October 28, 1995. The Company had 550 stores open as of November 2, 1996 compared to 417 stores as of October
28, 1995 and 443 stores open as of February 3, 1996; this total includes 108 new stores opened and one store closed during the nine months ended November 2, 1996.

GROSS PROFIT. Gross profit as a percentage of sales was 23.9% and 23.4% for the three and nine months ended November 2, 1996 as compared to 23.4% and 23.0% for the same periods in the prior year. The increase in gross profit rate for the three and nine months ended November 2, 1996 was primarily due to the leveraging of fixed distribution center costs over a larger sales base, improved margins in the delivery business segment as well as lower product costs from vendors as a result of increased purchase volume discounts. During the nine months ended November 2, 1996, this was partially offset by decreases in the merchandise margin rates in the retail segment, as sales of computer hardware (CPU's and laptops), which generate a lower margin rate than other categories, increased to 8% of total sales for the nine months ended November 2, 1996 versus 7% in the prior year. Total computer hardware sales constituted approximately 8% of total store and delivery hub sales during the three months ended November 2, 1996 and October 28, 1995.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating and selling costs, increased as a percentage of sales in the three and nine months ended November 2, 1996 to 14.7% and 15.4%, respectively, as compared to 14.4% and 15.2% for the same periods in the prior year. The increase is primarily due to increased advertising as well as increases in store labor and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service.

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

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $69,000 and $72,000 for the three and nine months ended November 2, 1996, respectively, as compared to $51,000 and $53,000 per store for the same periods in the prior year. The increase is due primarily to increased marketing expenses as well as higher costs incurred in the initial shipment of product from the distribution centers to new stores.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended November 2, 1996 increased as a percentage of sales to 3.2% from 3.1% in the prior year. For the nine month periods ended November 2, 1996 and October 28, 1995, general and administrative expenses were 3.4% of sales. The increase for the three months ended November 2, 1996 is primarily due to significant investments in the Company's information systems staffing and infrastructure, which the Company believes will reduce costs in future years. This is partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended November 2, 1996 was $5,384,000 and $14,577,000, respectively, as compared to $3,267,000 and $11,942,000 for the same periods in the prior year. The increase in net interest expense is primarily due to increased borrowings which funded the increase in store inventories related to new store openings, expanded product assortments, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and additional investments in joint venture affiliates.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates decreased to $3,520,000 and $11,262,000 for the three and nine months ended November 2, 1996 as compared to $6,230,000 and $11,554,000 for the same periods in the prior year. The three and nine months ended October 28,1995 include a store closure charge of approximately $2,500,000 taken by the Company's German affiliate, MAXI-Papier-Markt GmbH. The increase (excluding the store closure charge) in the equity in loss of affiliates for the nine months ended November 2, 1996 is primarily due to the increased losses generated by Staples UK, the Company's joint venture in England, as sales and profitability have been lower than projected. The Company's joint ventures in Europe are at an early stage of development and there can be no assurance that they will become profitable.

On December 11, 1996, the Company signed a definitive agreement to acquire from Kingfisher PLC its interests in the two European joint ventures. As a result of the acquisition, the Company's ownership interest of Staples UK will increase to 100% and its ownership of MAXI-Papier-Markt-GmbH will increase to approximately 90%. The transactions will be accounted for as purchases and are expected to close in the second quarter of fiscal 1997. Subsequent to the acquisition, the Company's financial statements will reflect the consolidated results of these entities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended November 2, 1996, cash and cash equivalents decreased by $29,860,000. This decrease was attributable to cash used in investing activities of $156,741,000, which includes capital expenditures of $152,497,000 primarily incurred in connection with the opening of 108 new stores. This was partially offset by cash provided by operating activities of $16,778,000, which primarily reflects net income and increases in accounts payable and accrued liabilities partially offset by increases in merchandise inventories and accounts receivable, and cash flow from financing activities of $109,308,000 which primarily represents borrowing under the existing revolving credit and term loan facility.

The Company opened 39 and 108 stores in North America during the three and nine months ended November 2, 1996, and expects to open approximately 6 additional stores in the last quarter of fiscal 1996. Management estimates that the Company's cash requirements, including pre-opening expenses, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $8,400,000 for store openings during this period. In addition, the Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

On July 10, 1996, the Company amended and restated its five-year revolving credit facility with a syndicate of banks, originally established on May 25, 1994, which increased available borrowings from $225,000,000 to $350,000,000. Borrowings made pursuant to this facility bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based on certain defined ratios, or a competitive bid rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of November 2, 1996, borrowing availability under the revolving credit facility totaled $246,000,000; total cash, short-term investments and available revolving credit amounts totaled $322,435,000.

The Company expects that its current cash and cash equivalents, funds anticipated to be generated from operations, and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for at least the next twelve months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through one or a combination of public or private debt offerings, dependent upon market conditions, or through additional commercial bank debt arrangements.

FUTURE OPERATING RESULTS
------------------------

This quarterly report on Form 10-Q contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot and OfficeMax. The Company also competes with independent dealers, contract stationers, mail order stationers, wholesale clubs, mass merchandisers, consumer electronics retailers, computer superstores and manufacturers. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business. In addition, if any of the Company's major competitors were to seek to gain or retain market share by reducing prices, the Company may be compelled to reduce its prices and thereby reduce its gross margin and profitability.

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 94 stores in the United States and Canada in fiscal 1995 and plans to open approximately 114 new stores in fiscal 1996. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire, train and integrate employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its suburban store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores, particularly as the Company enters new markets in which it has less experience or faces more competition.

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

The Company has a presence in international markets through joint ventures with locally-based companies in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its North American stores in addition to a number of risks inherent to these joint ventures, including lack of complete operating control, local customs, competitive conditions and foreign currency fluctuations.

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

                          PART II -- OTHER INFORMATION


Items 1-5 - Not applicable.
---------------------------


Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

A. Exhibits

   10.1 Agreement and Plan of Merger dated as of September 4, 1996 among Staples, Inc., Marlin Acquisition Corp. and Office Depot, Inc. (incorporated by reference from the Company's current report on Form 8-K dated September 4,
   1996).

B. Reports on Form 8-K.

   The Company filed the following report on Form 8-K during the fiscal quarter ended November 2, 1996:

   1. Report on Form 8-K dated September 4, 1996, reporting the Agreement and Plan of Merger among Staples, Inc., Marlin Acquisition Corp. and Office Depot, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 13, 1996                              /s/ John Mahoney
      -----------------                             ----------------------------
                                                    John Mahoney
                                                    Executive Vice President and
                                                    Chief Financial Officer