Form 10-K
period 1997-02-01
STAPLES INC
filed 1997-04-30
CIK 791519

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                               Commission File Number
    February 1, 1997                                           0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                 04-2896127
------------------------                                    -------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


              One Research Drive, Westborough, Massachusetts 01581
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X] Yes     [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                          [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on February 28, 1997 as reported by Nasdaq, was approximately $2.7 billion. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant had 162,301,897 shares of Common Stock outstanding as of February 28, 1997.


                       Documents Incorporated By Reference


     No documents (other than exhibits) have been incorporated by reference to this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

     Staples, Inc. ("the Company") pioneered the office supplies superstore concept in 1986 and is a leading office supplies distributor with a total of 557 retail stores located in the United States and Canada as of February 1, 1997, in addition to a direct mail delivery business and contract stationer operations.

     The Company's executive offices are located at One Research Drive, Westborough, Massachusetts 01581 (Telephone: (508) 370-8500). The Company was organized in November 1985.

BUSINESS STRATEGY

     The Company views the office products market as comprised of four principal end-user groups: consumers and home offices; small businesses and organizations with fewer than 50 office workers; medium-size businesses and organizations with more than 50 office workers; and large businesses with more than 1,000 office workers. The Company effectively addresses all four major end-user groups. In addition to increasing and diversifying its available market opportunities, the Company's decision to address all four major end-user groups is resulting in a number of important business synergies for the Company, including increased buying power, enhanced efficiencies in distribution and advertising, increased awareness of the Staples name, and improved capacity to leverage certain general and administrative functions.

     The Company's strategy is focused on the following:

NORTH AMERICAN SUPERSTORES

     Staples' superstores are the core business of the Company, generating a substantial majority of its sales and profits.

     SUBURBAN SUPERSTORES. Most of the Company's superstores are located in suburban markets, primarily on the East Coast, West Coast and in portions of the Southeast and Midwest regions of the United States and in Canada, in both major metropolitan markets and smaller outlying markets. The Company's strategy for its suburban superstores focuses on four key objectives: (i) providing superior customer value through a combination of broad product selection, everyday low prices, superior customer service and convenient locations; (ii) increasing its presence in targeted metropolitan markets by adding new superstores and achieving economies of scale in most of the major metropolitan markets where it competes; (iii) maintaining operating costs at the lowest level that is consistent with providing quality merchandise and service (thereby enabling the Company to provide low prices to its customers); and (iv) providing superior customer service, including sales consulting and a "user friendly" shopping environment.

     The Company believes that its strategy of continuing to add new superstores in its major metropolitan markets results in a number of advantages for the Company. First, it enhances customer awareness of the Staples name within these markets. Second, it makes shopping at Staples superstores more convenient for its customers, which the Company believes is a significant criterion in the customer's choice of office products superstores. Third, it enables the Company to take advantage of economic efficiencies in management, advertising and distribution for the stores within a market.

     EXPRESS STORES. To increase its attractiveness to downtown businesses, the Company has developed and refined a prototype for a downtown store, which operates under the name "Staples Express". Staples Express stores average approximately 9,000 square feet in size, and generally stock about 5,600 items, which represents a more focused assortment of products than that offered at its larger superstores.

CONTRACT AND COMMERCIAL

     The Company's Contract and Commercial division is comprised of two principal business operations: the Company's mail order operations, which operate under the name Staples Direct, and the Company's contract stationer business, which operates under the names Staples National Advantage and Staples Business Advantage.

     STAPLES DIRECT. In fiscal 1990, the Company introduced Staples Direct, which the Company believes has increased its access to small- and medium-size businesses that prefer to have their office products delivered. Staples Direct offers a broad product assortment and everyday low prices similar to the Company's suburban superstores, with the added convenience of telephone ordering and free next-day delivery for orders over $50. Delivery orders are shipped from either the Company's East Coast or West Coast delivery distribution centers, and are distributed through small, dedicated delivery hubs in each of the Company's major markets. The Company markets Staples Direct through both direct mail catalogs and a sales force primarily focused on new accounts. In some markets, the Company also delivers products directly from its retail stores.

     STAPLES BUSINESS ADVANTAGE AND STAPLES NATIONAL ADVANTAGE. The Company's contract stationer operations are focused on serving the needs of customers that expect more services than a traditional mail order business provides, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Staples' contract stationer business is divided into two segments. Staples National Advantage, which was established in February 1994 through the acquisition of National Office Supply Company, Inc., is a nationwide contract stationer business which focuses on selling to large multi-regional corporations. Staples Business Advantage focuses on selling to medium- and large-size regional companies and has the flexibility to handle smaller accounts. Staples has established this business through a number of acquisitions of regional contract stationers, as well as the introduction of Staples Business Advantage into the New York and Washington D.C. metropolitan markets. The Company may make additional acquisitions of contract stationers in order to fill in or expand the markets currently served by its contract stationer business and to increase the synergies realized in the areas of purchasing, distribution and management information systems. The Company is also seeking to enhance the operations of its contract stationer business by migrating to a common product line and catalog, broadening the offerings of capital goods, introducing a retail convenience card and consolidating distribution and administrative functions.

INTERNATIONAL

     The Company believes that foreign markets may provide additional growth opportunities. The Company approached these markets through joint ventures in order to take advantage of local operating expertise and reduce the risk associated with entering these new markets.

     The Company's first international joint venture was in Canada with Business Depot, in which the Company made its initial investment in 1991. In 1994, Business Depot became a wholly-owned subsidiary of the Company. The Company is also a partner in two overseas office products superstore joint ventures. In the United Kingdom, the Company and Kingfisher plc, a British retailer ("Kingfisher"), are equal partners in Staples UK which was formed in 1992. Staples UK operated 34 stores as of February 1, 1997. In Germany, Staples owns a joint venture interest in MAXI-Papier-MARKT GmbH ("MAXI-Papier"); MAXI-Papier operated 16 stores as of February 1, 1997. On December 11, 1996, the Company and Kingfisher entered into a definitive agreement pursuant to which the Company will acquire Kingfisher's interest in Staples UK and MAXI-Papier (which will increase the Company's ownership interest in Staples UK to 100% and in MAXI-Papier to approximately 91%). These acquisitions are expected to close in May 1997. In fiscal 1997, Staples UK plans to open 6 stores and MAXI-Papier plans to open 3 stores. There can be no assurance that the Company's joint ventures will become profitable.

STRATEGIC INITIATIVES

     In addition to pursuing its growth strategy, since fiscal 1993 the Company has been focusing on the following five strategic priorities, with the objective of enhancing its position as a leading office products supplier:

     PROFITABLY INCREASE RETAIL SALES PER STORE. The Company is devoting significant resources and efforts to profitably increase its retail sales per store. Initiatives in this regard include: significantly increased marketing and advertising, including television advertising, which has increased the Company's exposure to households and small businesses; expanded product selection across all key product categories; improved sales capabilities related to capital goods (such as copiers, fax machines, computers and furniture); improved in-stock positions; improved customer service; increased staffing levels and personnel training; and expanded size and improved shopability and signage of the prototype superstore. Another key element of this strategy is the Company's store remodel program, pursuant to which Staples has remodeled over 180 existing stores as of February 1, 1997. This program has improved store layout, lighting, signage and the overall shopping environment, and will conform existing stores to the new prototype to the maximum extent possible.

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

     CONTINUE AGGRESSIVE AND DIVERSIFIED STORE GROWTH STRATEGY. After opening 41 stores in fiscal 1992 and 56 stores in fiscal 1993, the Company significantly accelerated its store growth by opening 90 new stores in fiscal 1994, 94 in fiscal 1995 and 115 in fiscal 1996. In fiscal 1997 the Company intends to open approximately 120 stores in North America. The Company's store growth strategy follows a three-pronged approach: continuing the growth of its suburban store network in its existing markets; entering smaller markets, within both existing and new geographic areas; and entering major new markets each year. The Company believes that its centralized distribution strategy facilitates its aggressive store growth by enabling the Company to operate smaller stores than would otherwise be required, thus reducing the cost of both opening and operating new stores, while providing the same or better product selection as a larger, competitive store.

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

     IMPROVE CUSTOMER SERVICE. The Company has increased staffing levels in stores and delivery operations and made other investments to provide better customer service and become a more customer-oriented business. During 1995, the Company initiated a corporate-wide CARE program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way". It has also implemented a "mystery shopper program" in which outside representatives evaluate customer service multiple times per year per store. Additionally, the Company is continuing to increase its commitment to training and product knowledge among its sales associates and is implementing several technological advancements to improve training, customer service and ease of shopping.

PRODUCTS AND PURCHASING

Products
--------

     The Company's current prototype stocks over 8,000 brand name and private label office products in each retail location, including office supplies, business machines, computers and related products, office furniture, and other business-related products. The Company tailors its product mix to meet the needs of its customers by regularly evaluating sales and profit performance for each of its stock keeping units. In order to minimize unit costs and selling prices, the Company sells most products in multi-unit packages. The lot sizes are designed to be large enough to be cost effective without being burdensome to the Company's small business customers.

     The Company guarantees low prices to its customers and will not only match competitive prices but will also pay 150% of the difference if competitive price levels are lower. The Company's products are sold at prices which generally are up to 30% to 70% below manufacturer suggested list prices. The Company continuously compares its pricing against other discount office supply stores, local stationers, nearby warehouse clubs, mass merchants, consumer electronics retailers and national mail order stationers to ensure that the strategy of maintaining everyday low prices is achieved.

     The Company also offers its customers an array of services. Customers may place orders by telephone for delivery or for customer pickup. Customers may pay with MasterCard, Visa, American Express, Discover, or Staples private label credit card, in addition to check or cash. The Company also offers customers an option to lease business machines and computers through a third party lessor with varying terms. The Company also offers high-speed and self-service copying, overnight mailing, faxing and other print services for its customers. The Company has a return policy that entitles customers to return all goods, except computers, laptops and printers, in original packaging within 30 days after the date of sale for a full refund; computers, laptops and printers must be returned within 14 days to obtain a full refund.

     The Company's Contract and Commercial division carries many of the same products that are sold in the retail stores. Commercial catalogs mailed to customers typically contain approximately 5,000 in-stock products; through the special orders catalog, commercial offers an additional 20,000 items. The contract catalog typically offers 6,000 in-stock products utilized by customers serviced by the Company's contract stationers, with unique pricing and billing services being available to each customer.

     The following table shows sales by each major product line as a percentage of total sales for the periods indicated:

                                                                           Fiscal Year Ended
                                                             -----------------------------------------------
                                                             February 1,       February 3,       January 28,
                                                                 1997              1996              1995
                                                             -----------       -----------       -----------

Office supplies, services and other supplies...........          46.4%            52.4%              53.7%
Equipment and business machines........................          22.7             19.6               21.7
Computers and related products.........................          21.6             19.8               16.2
Office furniture.......................................           9.3              8.2                8.4

Purchasing and Vendor Selection
-------------------------------

     Staples selects its vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition. The Company believes that it is able to pursue this purchasing strategy with great effectiveness and at very attractive costs in large part because of its centralized distribution facilities. The Company can purchase in truckload quantities a smaller range of attractively priced high quality products from multiple vendors and thereby achieve substantial cost savings in each product category. The Company purchases the majority of its products in full truckload quantities and minimizes freight costs through backhauls and negotiated freight rates.

     The Company offers several hundred private label items including copy paper, staplers, envelopes, mailing and shipping supplies, and a variety of fastening supplies. Through its industry leading global product sourcing program, the Company is able to procure quality private label products at lower cost than brand name products, without sacrificing quality.

     Currently, the Company purchases products from several hundred active vendors. Management believes that competitive sources of supply are available for substantially all products it carries. The Company's buying and merchandising staff centrally performs all product purchasing and merchandise shelf and display planning for stores with the assistance of integrated computer systems.

DISTRIBUTION

     The Company operates centrally located distribution centers on the East and West Coasts to service the majority of its replenishment and delivery requirements for its U.S. stores and Staples Direct. The contract stationers utilize additional distribution centers that fulfill the unique needs of their customers. Most products are shipped from the Company's suppliers to the distribution centers for reshipment to Staples stores and delivery hubs, or directly shipped to customers. The distribution centers employ computerized selection, just-in-time replenishment procedures and material handling equipment that help to minimize overall Company inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce costs. Furniture and other bulky items are shipped, typically in full truckload quantities, from the Company's suppliers primarily to the Company's bulk distribution centers in Connecticut, Maryland and California. These bulk distribution centers process and ticket furniture, bulky items and high volume items. Products generally are delivered to Staples stores within 48 hours after the Company's automated replenishment system generates an order for the product based on daily point of sale information.

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

     The Company has recently enhanced its distribution center network through the construction of an 840,000 square foot facility in Hagerstown, Maryland. The state of the art facility, which went into service in March 1997, will service over 400 stores in the Mid-Atlantic, Southern and Midwestern regions of the country once in full operation.

MARKETING STRATEGY

     The Company pursues a variety of marketing strategies to attract and retain target customers. These strategies include the use of broad-based media advertising such as radio, television, newspaper circulars and print advertising as well as catalogs and a sophisticated direct marketing system. In addition, the Company markets to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. The Company changes its level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows the Company to optimize the effectiveness and efficiency of its marketing expenditures.

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

     In 1996, the Company maintained a strong television presence based upon the success of its expanded 1995 campaign. This television advertising is designed to improve the Company's name recognition and penetration levels for both the household and business customer segments. In addition, the Company expanded its print advertising campaign in markets identified as having high incremental sales potential and developed additional print programs to support key product categories. Finally, the Company continued to build its loyalty program and top customer database in 1996 through the expansion of its "Dividends" program, which rewards the top store and catalog customers with rebates and a variety of other benefits.

STORE OPERATIONS AND TRAINING

Store Operations
----------------

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

     Stores are brightly lit and products are attractively displayed. Employees are available to consult on purchases, particularly in the Company's furniture, business machines and computer sections, where customers often need assistance in decision-making. Recently, to provide enhanced business services, product depth and capital goods sales, the Company expanded the size of its new prototype store to 24,000 square feet. Where possible, the Company will expand existing stores to fit the new format. The Company's stores typically are open 85 hours (seven days) per week.

     The Company has invested in training and development programs to upgrade staff selling skills and improve customer service at its retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers. In addition, the Company has continued to increase its efforts to improve its in-stock position as well as expand the product depth in certain key categories in order to best serve its customers.


Associates and Associate Training
---------------------------------

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

     The Company offers full time associates the opportunity to acquire equity in the Company through an employee-stock purchase plan, and also grants stock options to certain of its associates as an incentive to attract and retain such associates.

     As of February 1, 1997, the Company employed 12,473 full-time and 12,521 part-time employees.

EXPANSION STRATEGY

     The Company's expansion strategy involves the establishment of a strong market position by increasing its presence in targeted metropolitan markets by operating a full network of stores, entering small markets and focusing growth in those markets where products can be cost effectively replenished through its distribution centers. The Company believes that networks of stores in a metropolitan market enhance profitability by leveraging marketing costs, distribution expense and supervision costs.

     The Company currently plans to open approximately 120 stores in the United States and Canada in fiscal 1997. Approximately nine store openings are planned for the UK and Germany in fiscal 1997. The Company's growth strategy calls for continuing to increase its presence along both the East Coast and West Coast as well as portions of the Southeast and Midwest regions of the United States. Additionally, the Company plans to expand into one or more major new markets per year as well as numerous smaller markets.

     In determining where to open new stores, the Company evaluates the concentration of small and medium-sized businesses and organizations, the number of home offices, household income levels and the availability of quality real estate locations, competitive factors and other factors. Ideally, stores are located on high-traffic arteries convenient to the targeted businesses and consumers, with parking adequate to support high sales volumes. While most of its stores have been located in conventional strip shopping centers, the Company has also successfully converted non-retail properties to Staples stores. Although the Company often leases second-use properties, it has also entered into ground leases where it plans to build a store or arranged to have landlords construct free-standing buildings to its specifications. In addition, the Company has on numerous occasions acquired lease rights from prior tenants. The Company believes that this flexibility in selecting sites will prove helpful as it seeks to locate additional stores in the difficult real estate markets in which it operates.

COMPETITION

     The Company competes with a variety of retailers, dealers and distributors in the highly competitive office products market. The Company believes that its customers choose among suppliers on the basis of price, breadth of selection, service and convenience.

     The Company's target customers have historically been serviced by traditional office products dealers. The Company believes it has competed favorably against these dealers in the past because it generally offered larger discounts off catalog list prices than these dealers. In addition, the Company believes that its broad product line, depth of in-stock inventory and extended store hours offer competitive advantages. Recently, however, some of such dealers have lowered prices and increased their service levels to become more competitive with discount retailers.

     The Company also competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy, and product selection, including Office Depot and OfficeMax, as well as mass merchants, such as Wal-Mart, warehouse clubs, such as Sam's, BJ's and Price/Costco, computer and electronics superstores, such as CompUSA, Circuit City and Best Buy, and other discount retailers. In addition, the Company's retail stores, as well as its delivery and contract business, compete with numerous mail order firms (such as Viking and Quill), contract stationer business (such as Corporate Express and US Office Products) and direct manufacturers (such as Dell). Such competitors have increased their presence in the Company's markets in recent years. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on the Company's business.

TRADEMARKS

     The Company has registered the marks "Staples" and "Staples- The Office Superstore" on the Principal Register of the United States Patent and Trademark Office as well as in the UK.

SUBSEQUENT EVENTS

     On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Marlin Acquisition Corp., a wholly-owned subsidiary of the Company ("Marlin"), and Office Depot, Inc. ("Office Depot") pursuant to which Marlin is to be merged with and into Office Depot and Office Depot is to become a wholly-owned subsidiary of Staples (the "Merger"). On March 10, 1997, the Federal Trade Commission announced that it would seek to enjoin the Merger and subsequently filed a motion for a preliminary injunction in Federal District Court. Staples and Office Depot intend to oppose the injunction. The Merger is structured as a tax-free exchange of shares in which the stockholders of Office Depot would receive 1.14 shares of the Company's common stock for each outstanding share of common stock of Office Depot they own. The Merger would be accounted for as a pooling of interests. Office Depot operates over 500 retail office supply stores in the US and Canada, a national delivery and contract stationer business, and joint ventures or licensed operations in seven countries, and had revenues of $6.1 billion for the year ended December 28, 1996. The information set forth in this Annual Report on Form 10-K describes the Company without giving effect to the Merger.

ITEM 2. PROPERTIES
------------------

     As of February 1, 1997 the Company operated 557 superstores in 30 states, the District of Columbia and 9 provinces in Canada. The Company also operates 36 distribution centers. The following table sets forth the locations of the Company's facilities.

                      NUMBER                                      NUMBER
STATE/PROVINCE       OF STORES         STATE/PROVINCE           OF STORES
--------------       ---------         --------------           ---------
Arizona                 13
California              95             Canada
Connecticut             23             ------
Delaware                 4             Alberta                      10
Florida                 19             British Columbia              7
Iowa                     4             Manitoba                      3
Illinois                 6             New Brunswick                 1
Indiana                  5             Newfoundland                  1
Kentucky                 5             Nova Scotia                   2
Maine                    5             Ontario                      39
Maryland                22             Quebec                       19
Massachusetts           34             Saskatchewan                  2
Michigan                26
Missouri                 1                                       NUMBER OF
Montana                  1             STATE/PROVINCE       DISTRIBUTION CENTERS
New Hampshire           10             --------------       --------------------
New Jersey              38             California                    6
New York                61             Colorado                      1
North Carolina           7             Connecticut                   4
Ohio                    13             Delaware                      2
Oregon                   2             Florida                       2
Pennsylvania            40             Georgia                       1
Rhode Island             2             Illinois                      1
South Carolina           4             Maryland                      3
Tennessee                3             Massachusetts                 4
Utah                     3             Michigan                      1
Vermont                  2             New Jersey                    2
Virginia                20             New York                      2
Washington               2             Ohio                          1
Washington DC            2             Pennsylvania                  2
West Virginia            1             Texas                         2
                                       Washington                    1

                                       Canada
                                       ------
                                       Ontario                       1




     Most of the existing stores are leased or subleased by the Company with initial lease terms expiring between 1997 and 2023. In most instances, the Company has renewal options at increased rents. Leases for 168 of the existing stores provide for contingent rent based upon sales.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Marlin and Office Depot pursuant to which Marlin is to be merged with and into Office Depot and Office Depot is to become a wholly-owned subsidiary of Staples. On March 10, 1997, the Federal Trade Commission announced that it would seek to enjoin the Merger and subsequently filed a motion for a preliminary injunction in Federal District Court. Staples and Office Depot intend to oppose the injunction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended February 1, 1997.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SPLS".

     At February 1, 1997, the number of holders of record of the Company's Common Stock was 9,134.

     The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the Nasdaq National Market, as reported by Nasdaq, retroactively adjusted for the three-for-two stock splits in March, 1996 and July, 1995.

          Fiscal Year Ended February 3, 1996                     High           Low
          ----------------------------------                    ------        ------
                      First Quarter                             $12.89        $10.17
                      Second Quarter                             15.67         10.17
                      Third Quarter                              19.42         13.92
                      Fourth Quarter                             18.83         12.58

          Fiscal Year Ended February 1, 1997
          ----------------------------------
                      First Quarter                             $21.63        $16.00
                      Second Quarter                             21.50         14.38
                      Third Quarter                              22.63         16.88
                      Fourth Quarter                             22.00         17.13


     The Company has never paid a cash dividend on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit agreement restricts the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The information required by this Item is attached as Appendix A.
                                                          ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The information required by this Item is attached as Appendix B.
                                                          ----------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The information required by this Item is attached as Appendix C.
                                                          ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not Applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

CLASS 3 DIRECTORS HOLDING OFFICE FOR TERM EXPIRING AT THE 1997 ANNUAL MEETING:

     LEO KAHN, age 80, is a co-founder of Staples and has been a Director since January 1986. He has been a partner in United Properties Group, a real estate partnership, since April 1985, and since November 1996 he has been Chief Executive Officer of Nature's Heartland, a food retailer. Mr. Kahn is a Director of Cambridge Soundworks, Inc.

     ROBERT C. NAKASONE, age 49, has been a Director since January 1986. Mr. Nakasone has served as President and Chief Operating Officer of Toys "R" Us, Inc., a retail store chain, since January 1994. From January 1989 to January 1994, Mr. Nakasone served as Vice Chairman and President of Worldwide Toy Stores of Toys "R" Us. Mr. Nakasone is a Director of Toys "R" Us.

     THOMAS G. STEMBERG, age 48, is a co-founder of Staples and has been a Director since January 1986. Mr. Stemberg has served as Staples' Chairman of the Board of Directors and Chief Executive Officer since February 1988. Mr. Stemberg is a Director of PETsMART, Inc.

CLASS 1 DIRECTORS HOLDING OFFICE FOR TERM EXPIRING AT THE 1998 ANNUAL MEETING:

     W. LAWRENCE HEISEY, age 66, has been a Director since November 1994. Mr. Heisey has served as Chairman Emeritus of Harlequin Enterprises Limited of Toronto, Canada, a publishing company, since May 1990 and was a Director of The Business Depot, Ltd. prior to its acquisition by Staples in August 1994.

     JAMES L. MOODY, JR., age 65, has been a Director since September 1995. Mr. Moody has served as Chairman of the Board of Hannaford Bros. Co., a food retailer, since May 1992. Mr. Moody is also a Director of UNUM Corporation, IDEXX Laboratories, Inc. and Penobscot Shoe Co. and is a Trustee of the Colonial Group mutual funds.

     MARTIN TRUST, age 62, has been a Director since June 1987. Mr. Trust has served as President and Chief Executive Officer of Mast Industries, Inc., a contract manufacturer, importer and wholesaler of women's apparel, and wholly-owned subsidiary of The Limited, Inc., since 1970. Mr. Trust is a Director of The Limited, Inc.

     PAUL F. WALSH, age 47, has been a Director since December 1990. Mr. Walsh has served as President and Chief Executive Officer of Wright Express Corporation, an information and financial services company, since February 1995. From January 1990 to February 1995, Mr. Walsh was Chairman of BancOne Diversified Services Corporation, a financial services company. Mr. Walsh is a Director of Intelligent Controls, Inc.

CLASS 2 DIRECTORS HOLDING OFFICE FOR TERM EXPIRING AT THE 1999 ANNUAL MEETING:

     MARY ELIZABETH BURTON, age 45, has been a Director since June 1993. Ms. Burton has served as Chief Executive Officer of BB Capital, Inc., an investment company, since June 1994. From June 1992 to June of 1994, she was Chairman and Chief Executive Officer of Supertans, Inc., a chain of tanning salons. Ms. Burton is a director of Gantos, Inc.

     MARTIN E. HANAKA, age 47, has served as President and Chief Operating Officer of Staples since August 1994. From October 1992 to August 1994, he was President and Chief Operating Officer and Executive Vice President of Lechmere, Inc. Prior to joining Lechmere, Inc., he was with Sears Roebuck & Co. where, commencing 1990, he served in various capacities, including Vice President-Brand Central, Region Manager - Mid-South and General Manager-Sears Travel. Mr. Hanaka is a Director of Wilmar Industries, Inc.

     ROWLAND T. MORIARTY, age 50, has been a Director since March 1986. Mr. Moriarty has been Chairman and Chief Executive Officer of Cubex Corporation, a consulting company, since September 1992. He was a professor at Harvard Business School from September 1982 to September 1992. Mr. Moriarty is a Director of Capital American Financial Corporation.

     W. MITT ROMNEY, age 50, has been a Director since January 1986. Since May 1992, Mr. Romney has been the Chief Executive Officer of Bain Capital, Inc., a firm which manages certain venture capital funds. Mr. Romney has been a general partner and the managing partner of each of Bain Capital Partners and Bain Venture Capital, both general partners of venture capital limited partnerships, since September 1984 and October 1987, respectively. Mr. Romney served as Chief Executive Officer of Bain & Company, Inc., a management consulting firm, from 1991 to 1993, and now serves as a director of such firm. Mr. Romney is a Director of Marriott International, Inc. and The Sports Authority, Inc.

EXECUTIVE OFFICERS.

     In addition to Messrs. Stemberg and Hanaka, the following are the executive officers of Staples:

     JOHN C. BINGLEMAN, age 54, has served as President - North American Superstores since August 1994. He was President of The Business Depot, Ltd. from its founding in 1990 until its acquisition by Staples in August 1994.

     HENRY P. EPSTEIN, age 61, has served as Vice President - Contract Development & Operations since April 1994. Mr. Epstein was the Chairman of Spectrum Office Products Inc. from April 1970 until its acquisition by Staples in March 1994.

     JAMES E. FLAVIN, age 54, has served as Senior Vice President - Finance and Corporate Controller since February 1995. Prior to joining Staples, Mr. Flavin was with Filene's in various capacities, most recently as Senior Vice President Finance & MIS of the Filene's Division of May Department Stores Co.

     RICHARD GENTRY, age 47, has served as Executive Vice President - Merchandising since February 1996. Prior to joining Staples, Mr. Gentry was with Lechmere, Inc. where he served as Executive Vice President Merchandising from 1993 to 1995 and Senior Vice President Merchandising from 1990 to 1993.

     SUSAN S. HOYT, age 53, has served as Executive Vice President - Human Resources since July 1996. Prior to joining Staples, Ms. Hoyt was with Dayton Hudson Department Stores in Minneapolis, MN where she served as Executive Vice President of Store Operations from 1993 to 1996, and prior to that as Senior Vice President of Human Resources from 1991 to 1993.

     TODD J. KRASNOW, age 39, has served as Executive Vice President - Small Business since March 1996. Previously he served as Executive Vice President - Sales & Marketing from April 1994 to March 1996. He served as Senior Vice President - Sales & Marketing from November 1993 until April 1994, and from May 1992 until November 1993, he served as Senior Vice President - Joint Ventures. Prior to holding that position, Mr. Krasnow was Vice President - Marketing & Systems, California Operations from April 1990 until May 1992.

     JEFFREY LEVITAN, age 42, has served as Senior Vice President - Strategic Planning and Business Development since August 1996. From 1988 to 1996, Mr. Levitan was with The Boston Consulting Group where he served as a strategic management consultant.

     JOHN J. MAHONEY, age 45, has served as Executive Vice President and Chief Financial Officer since September 1996. From June 1996 to August 1996, Mr. Mahoney was Executive Vice President and Chief Financial Officer at Hill, Holliday, Connors, Cosmopulos. Prior to joining Hill, Holliday, he was a partner with Ernst & Young LLP, where he served in various capacities in its accounting and auditing groups from 1975 to June 1996.

     RONALD L. SARGENT, age 41, has served as President - Staples Contract & Commercial since June 1994. From September 1991 until June 1994 he served as Vice President - Staples Direct and Executive Vice President - Contract & Commercial.

     EVAN P. STERN, age 55, has served as President of Staples National Advantage since July 1995. From November 1994 to July 1995, he was President of National Office Supply Company, Inc. which became a subsidiary of Staples in February 1994. Prior to that, he served as President and Chief Operating Officer of National Office Supply Company, Inc.

     JOSEPH S. VASSALLUZZO, age 49, has served as President - Staples Realty since September 1996. Mr. Vassalluzzo joined Staples in September 1989 and served as Executive Vice President - Growth & Development until April 1993. From April 1993 until November 1993, he served as Executive Vice President - Growth and Support Services and from November 1993 to September 1996 he served as Executive Vice President - Global Growth & Development.

     Staples' Chairman of the Board of Directors is elected by the Board of Directors for a one-year term and serves at the discretion of the Board. All other executive officers of Staples are appointed by the Board of Directors and serve at the Board's discretion. No family relationships exist between any of the executive officers or Directors of Staples.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     In July 1996, Thomas G. Stemberg filed a late Form 5 reflecting a change in the status of his indirect ownership of certain shares held by The Thomas G. Stemberg Family Trust due to his resignation as Trustee as of November 15, 1995, and a gift of shares to the Trust on December 14, 1995.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION

     The following table sets forth certain information concerning the compensation for each of the last three fiscal years of Staples' Chief Executive Officer and Staples' four other most highly compensated executive officers during the fiscal year ended February 1, 1997 (the "Senior Executives").



                                                     SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                   ANNUAL COMPENSATION (1)            COMPENSATION AWARDS
                                   -----------------------            -------------------

                                                                    RESTRICTED
     NAME AND        FISCAL                                           STOCK                        ALL OTHER
PRINCIPAL POSITION    YEAR          SALARY         BONUS (2)          AWARDS         OPTIONS     COMPENSATION (3)
------------------    ----          ------         ---------          ------         -------     ----------------

Thomas G. Stemberg    1996         $447,917        $414,315        $1,216,875(4)     160,000
  Chairman and CEO    1995          422,916         280,730                          213,750
                      1994          349,167         300,888                          480,937           1,324

Martin E. Hanaka      1996         $420,833        $313,038        $1,106,250(5)     210,000
  President and COO   1995          372,916         198,162                          150,000
                      1994          163,333         241,175 (6)                      365,622

John C. Bingleman     1996         $356,609 (7)    $243,065        $  774,375(8)     115,000
 President - North    1995          327,892 (9)     120,015                          103,500          20,905(10)
  American            1994           99,191         144,846                          300,375
  Superstores

Ronald L. Sargent     1996         $302,775        $208,257        $  774,375(11)    115,000
  President - Staples 1995          241,250         183,597                           74,250
  Contract &          1994          184,583         161,582                          168,750
  Commercial

Joseph S.             1996         $312,500        $193,347        $  553,125(12)     70,000
Vassalluzzo           1995          283,333         125,503                           37,500
  President -         1994          247,083         186,849                           84,375           1,086
  Staples Realty


(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive for each year shown.

(2) Except as noted below, represents amounts paid under Staples' executive bonus plan for the relevant fiscal year.

(3) Except as noted below, represents the full dollar amount of insurance premiums paid by Staples with respect to life insurance for the benefit of the Senior Executive.

(4) On October 1, 1996, Mr. Stemberg was awarded 55,000 PARS shares with a per share value of $22.125. As of February 1, 1997 the restricted shares owned by Mr. Stemberg had a total value of $1,127,500. See "Performance Accelerated Restricted Stock Awards."

(5) On October 1, 1996, Mr. Hanaka was awarded 50,000 PARS shares with a per share value of $22.125. As of February 1, 1997 the restricted shares owned by Mr. Hanaka had a total value of $1,025,000. See "Performance Accelerated Restricted Stock Awards."

(6) Mr. Hanaka joined Staples in August 1994. Bonus payment for 1994 was calculated based on the full year results, and Mr. Hanaka's annualized salary of $350,000 pursuant to his offer of employment.

(7) Includes payments of $25,993 paid to Mr. Bingleman by Staples' Canadian subsidiary, The Business Depot, Ltd.

(8) On October 1, 1996, Mr. Bingleman was awarded 35,000 PARS shares with a per share value of $22.125. As of February 1, 1997 the restricted shares owned by Mr. Bingleman had a total value of $717,500. See "Performance Accelerated Restricted Stock Awards."

(9) Includes payments of $25,530 paid to Mr. Bingleman by Staples' Canadian subsidiary, The Business Depot, Ltd.

(10) Includes $20,905 for reimbursement of relocation expenses.

(11) On October 1, 1996, Mr. Sargent was awarded 35,000 PARS shares with a per share value of $22.125. As of February 1, 1997 the restricted shares owned by Mr. Sargent had a total value of $717,500. See "Performance Accelerated Restricted Stock Awards."

(12) On October 1, 1996, Mr. Vassalluzzo was awarded 25,000 PARS shares with a per share value of $22.125. As of February 1, 1997 the restricted shares owned by Mr. Vassalluzzo had a total value of $512,500. See "Performance Accelerated Restricted Stock Awards."



PERFORMANCE ACCELERATED RESTRICTED STOCK AWARDS ("PARS")

     In order to maintain Staples' high risk-high reward philosophy, the Compensation Committee adopted a PARS plan (the "Plan") for certain key executives. Under the Plan, shares of Staples Common Stock are granted to executives in consideration for services. The shares are "restricted" in that they may not be sold or transferred to the executive until they "vest." Staples PARS issued in fiscal 1996 will vest on February 1, 2002 subject to acceleration upon achievement of certain pre-determined earnings per share ("EPS") growth targets over the next two to five fiscal years. EPS growth targets are determined by the Compensation Committee and approved by the Board of Directors each year for grants under the Plan in that year. Once the PARS have vested, they become "unrestricted" and may be freely sold or transferred. Generally the PARS are forfeited if the executive's employment with Staples terminates prior to vesting.

OPTIONS GRANTS

     The following table sets forth certain information concerning grants of stock options during the fiscal year ended February 1, 1997 for each of the Senior Executives.


                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                                          -----------------

                                         PERCENT OF                                 POTENTIAL REALIZABLE VALUE AT
                                            TOTAL                                 ASSUMED ANNUAL RATE OF STOCK PRICE
                                           OPTIONS                                 APPRECIATION FOR OPTION TERM (3)
                           NUMBER OF     GRANTED TO     EXERCISE                   --------------------------------
                            OPTIONS     EMPLOYEES IN    PRICE PER    EXPIRATION
          NAME             GRANTED(1)    FISCAL YEAR    SHARE (2)       DATE       0%          5%            10%
          ----             ----------    -----------    ---------       ----       --          --            ---

Thomas G. Stemberg           160,000        4.38%         $20.63       8/27/06     $0      $2,076,000     $5,258,400

Martin E. Hanaka             210,000        5.75%         $20.63       8/27/06     $0      $2,724,750     $6,901,650

John C. Bingleman             60,000        1.64%         $17.42       2/26/06     $0      $  657,198     $1,665,798
                              55,000        1.51%         $20.63       8/27/06     $0      $  713,625     $1,807,575

Ronald L. Sargent             60,000        1.64%         $17.42       2/26/06     $0      $  657,198     $1,665,798
                              55,000        1.51%         $20.63       8/27/06     $0      $  713,625     $1,807,575

Joseph S. Vassalluzzo         70,000        1.92%         $20.63       8/27/06     $0      $  908,250     $2,300,550
--------------

(1) Each of the options granted becomes exercisable in full on the third anniversary of the date of grant, provided that the optionee continues to be employed by Staples on such date. The exercisability of the options is accelerated under certain circumstances. See "Employment Contracts, Termination of Employment and Change-in-Control Agreements with Senior Executives."

(2) The exercise price is equal to the fair market value per share of Common Stock on the date of grant.

(3) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holders' continued employment through the option period, and the date on which the options are exercised.


OPTION EXERCISES AND HOLDINGS


     The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended February 1, 1997 by each of the Senior Executives and the number and value of unexercised options held by each of the Senior Executives on February 1, 1997.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR END
                                                     FISCAL YEAR-END OPTION VALUES

                               NO. OF                          NO. OF SHARES OF COMMON
                              SHARES OF                           STOCK UNDERLYING           VALUE OF UNEXERCISED
                            COMMON STOCK                       UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                              ACQUIRED          VALUE              FISCAL YEAR END           FISCAL YEAR END (2)
           NAME              ON EXERCISE     REALIZED (1)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
           ----              -----------     ------------     -------------------------   -------------------------

Thomas G. Stemberg              329,064        $3,535,393        2,328,750/955,937          $32,259,934/$7,545,129

Martin E. Hanaka                      0        $        0                0/725,622                   $0/$4,743,173

John C. Bingleman                     0        $        0          112,500/406,375           $1,406,250/$2,620,804

Ronald L. Sargent                37,000        $  641,719          258,730/343,657           $3,858,595/$2,358,457

Joseph S. Vassalluzzo            90,000        $1,523,835          507,207/267,813           $8,018,849/$2,194,533


-----------------

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.

(2) Based on the fair market value of the Common Stock on February 1, 1997 ($20.50 per share), less the option exercise price.

COMPENSATION OF DIRECTORS.

     Each non-employee Director receives a fee of $1,000 for each Board of Directors meeting attended and $300 for each Committee meeting attended. All Directors are reimbursed for certain company-related travel expenses.

     The 1990 Director Stock Option Plan of Staples (the "Director Plan") provides for the annual grant of an option to purchase 5,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant, to each non-employee Director who attends during a fiscal year at least 75% of the total number of Board of Directors meetings held while he or she was a Director (excluding meetings held by telephone conference on less than seven days notice) and meetings of committees of the Board of Directors on which he or she then served during the fiscal year. The Director Plan provides for a pro rata reduction in the number of shares subject to the option granted to a Director for the fiscal year in which he or she was initially elected to the Board based on the number of Board meetings held during the fiscal year prior to his or her election to the Board. With respect to the fiscal year ended February 1, 1997, on March 6, 1997 each of Ms. Burton and Messrs. Heisey, Kahn, Moody, Moriarty, Nakasone, Romney, Trust and Walsh was granted an option to purchase 5,000 shares of Common Stock at an exercise price of $24.375 per share.

     All stock options granted under the Director Plan become exercisable on a cumulative basis in four equal annual installments, commencing on the first anniversary of the date of grant. In the event of a "Change in Control" of Staples (as defined in the Director Plan), all options outstanding under the Director Plan automatically become exercisable in full, unless the Board of Directors expressly determines that the "Change in Control" provisions of the Director Plan should not be triggered. Options outstanding under the Director Plan will not become exercisable in full in the event of the closing of the proposed merger transaction with Office Depot, Inc. An optionee generally may exercise an option granted under the Director Plan, to the extent exercisable, only while he or she is a Director of Staples and for up to six months thereafter. Unexercised options expire ten years after the date of grant.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
AGREEMENTS.

     Staples has entered into Severance Benefit Agreements (the "Severance Agreements") with the Senior Executives. Under the Severance Agreements, which expire May 31, 2000, the Senior Executives would be entitled to continuation of salary and other benefits for (i) 18 months in the case of Messrs. Stemberg and Hanaka, and (ii) 12 months in the case of Messrs. Bingleman, Sargent and Vassalluzzo, following termination of employment by Staples without cause (or "constructive discharge" as provided in the Severance Agreements). Each Senior Executive would receive such benefits for an additional period of 6 months if such termination occurred within two years following a "change in control" of Staples (as defined in the Severance Agreements). A change in control of Staples also results in an acceleration of the exercisability of certain options held by Senior Executives pursuant to the terms of such options. Consummation of the proposed transaction with Office Depot, Inc. would constitute a change in control of Staples pursuant to the terms of the Severance Agreements and such options.

     Pursuant to their Severance Agreements, the exercisability of certain options to purchase shares granted to Mr. Hanaka on August 15, 1994 and Mr. Bingleman on June 30, 1994 accelerates if such Senior Executive's employment is terminated without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     Messrs. Heisey and Nakasone, non-employee Directors of Staples, served on the Compensation Committee for the entire fiscal year ended February 1, 1997. Mr. Kahn, a non-employee Director, served on the Compensation Committee until May 23, 1996, at which time Mr.

Trust, also a non-employee Director, was appointed to the Compensation Committee. Decisions relating to executive officer stock option grants and awards are made by the Executive Officer Equity Incentive Subcommittee consisting of Mr. Trust and Mr. Heisey.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth the beneficial ownership of Staples' Common Stock as of February 28, 1997 (i) by each person who is known by Staples to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each Director, (iii) by each of the Senior Executives named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and (iv) by all current Directors and executive officers as a group:

                                       BENEFICIAL OWNERSHIP OF COMMON STOCK


                                                                      NUMBER OF
                                                                        SHARES                PERCENTAGE OF
                                                                     BENEFICIALLY          OUTSTANDING COMMON
BENEFICIAL OWNER                                                       OWNED (1)                STOCK (2)
----------------                                                       ---------                ---------

5% Stockholders
---------------

FMR Corp. (3)                                                          21,424,469                13.2%
82 Devonshire Street
Boston, MA  02109

Putnam Investments, Inc. (4)                                            8,741,974                 5.4%
One Post Office Square
Boston, MA 02109

Directors
---------

Thomas G. Stemberg (5)                                                  3,605,153                 2.2%
Martin Trust (6)                                                        1,967,264                 1.2%
Leo Kahn (7)                                                              724,509                  *
Robert C. Nakasone (8)                                                    307,850                  *
Rowland T. Moriarty (9)                                                   268,142                  *
W. Mitt Romney (10)                                                       182,841                  *
Paul F. Walsh (11)                                                        128,996                  *
Martin E. Hanaka                                                           56,622                  *
Mary Elizabeth Burton (12)                                                 52,696                  *
W. Lawrence Heisey (13)                                                    19,123                  *
James L. Moody, Jr. (14)                                                   14,625                  *

Other Senior Executives
-----------------------

John C. Bingleman (15)                                                    156,143                  *
Ronald L. Sargent (16)                                                    323,205                  *
Joseph S. Vassalluzzo (17)                                                539,254                  *
All current Directors and Executive Officers as a group                10,271,171                 6.3%
(22 persons) (18)

-----------------

* Less than 1%

(1) Each person has sole investment and voting power with respect to the shares indicated, except as otherwise noted. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership. Each of the persons or group of persons listed is deemed to beneficially own shares issuable upon the exercise of stock options that are exercisable within 60 days after February 28, 1997 ("Presently Exercisable Options") and any shares issuable upon conversion of the Company's 4-1/2% Convertible Subordinated Debentures due 2000 (the "Debentures") held by the person or entity in question.

(2) Number of shares deemed outstanding includes 162,301,897 shares outstanding as of February 28, 1997, any shares subject to Presently Exercisable Options held by the person or entity in question, and any shares issuable upon conversion of the Debentures held by the person or entity in question.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 1997. Includes 376,359 shares issuable upon conversion of the Debentures.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 31, 1997.

(5) Includes 310,674 shares owned by the Thomas G. Stemberg 1995 Trust, and 2,530 shares owned by Mr. Stemberg's wife. Also includes 2,328,750 shares subject to Presently Exercisable Options.

(6) Includes 1,850,931 shares owned by Trust Investments, Inc., with which Mr. Trust is affiliated. Mr. Trust has shared investment and voting control of these shares. Also includes 7,593 shares held by Mr. Trust's wife. Also includes 58,123 shares subject to Presently Exercisable Options.

(7) Includes 75,000 shares owned by Mr. Kahn's wife. Also includes 83,434 shares subject to Presently Exercisable Options.

(8)  Includes 83,434 shares subject to Presently Exercisable Options.

(9) Includes 28,012 shares held by trusts for the benefit of Mr. Moriarty's children and 21,429 shares owned by Cubex Corporation, of which Mr. Moriarty is Chairman and Chief Executive Officer. Mr. Moriarty is not a trustee of the trusts for the benefit of his children. Also includes 83,434 shares subject to Presently Exercisable Options.

(10) Includes 77,810 shares subject to Presently Exercisable Options. Also includes 86,694 shares subject to Presently Exercisable Options granted to Bain & Co., Inc., of which Mr. Romney is a director.

(11) Includes 121,403 shares subject to Presently Exercisable Options.

(12) Includes 52,696 shares subject to Presently Exercisable Options.

(13) Includes 14,061 shares subject to Presently Exercisable Options.

(14) Includes 4,500 shares subject to Presently Exercisable Options.

(15) Includes 112,500 shares subject to Presently Exercisable Options.

(16) Includes 279,824 shares subject to Presently Exercisable Options.

(17) Includes 507,207 shares subject to Presently Exercisable Options.

(18) Includes 4,565,703 shares subject to Presently Exercisable Options.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     In connection with Staples' acquisition of the stock of National Office Supply Company, Inc. ("NOS"), Staples acquired leases in Chicago, Illinois and Hackensack, New Jersey between NOS and certain partnerships of which Evan Stern is a partner. Annual rental payments in 1996 were $532,432 and $680,000, respectively. In addition, through Staples' acquisition of Spectrum Office Products Inc. ("Spectrum"), Staples acquired a lease of its facility in Rochester, New York with a partnership of which Henry Epstein is partner. Rental payments in fiscal 1996 amounted to $576,514.72. As a result of such acquisition, Staples also holds the mortgage note of such partnership on the property pursuant to which the partnership paid Staples $80,987 in 1996. Each of the above transactions was entered into prior to the acquisition of such companies by Staples.

     Staples has a policy that transactions and loans, if any, between Staples and its officers, Directors and affiliates will be on terms no less favorable to Staples than could be obtained from unrelated third parties and will be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors. In addition, this policy mandates that Staples may make loans to such officers, Directors and affiliates for bona fide business purposes only. In accordance with Staples' policy, each of the above transactions was approved by both the Board of Directors and the disinterested members of the Board of Directors. Staples believes that the terms of the above arrangements are no less favorable than could be obtained from unrelated third parties.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Index to Consolidated Financial Statements.

     1.   FINANCIAL STATEMENTS. The following financial statements and schedules
          --------------------
          of Staples, Inc. are included as APPENDIX C of this Report:
                                           ----------
          Consolidated Balance Sheets - February 1, 1997 and February 3, 1996. Consolidated Statements of Income - Fiscal years ended
             February 1, 1997, February 3, 1996, and January 28, 1995. Consolidated Statements of Stockholders' Equity - Fiscal years ended
             February 1, 1997, February 3, 1996, and January 28, 1995. Consolidated Statements of Cash Flows - Fiscal years ended
             February 1, 1997, February 3, 1996, and January 28, 1995.
          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules
          -----------------------------

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

     3.   EXHIBITS. The exhibits which are filed with this report or which are
          ---------
          incorporated herein by reference are set forth in the Exhibit Index on page E-1.

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1997.


                               Staples, Inc.


                                   By: /s/ Thomas G. Stemberg
                                   ---------------------------------------------
                                   Thomas G. Stemberg, Chairman of the Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


           Signature                                         Capacity
           ---------                                         --------


      /s/ Thomas G. Stemberg                 Chairman of the Board and Chief Executive Officer
      ------------------------               (Principal Executive Officer) and Director
      Thomas G. Stemberg

      /s/ Mary Elizabeth Burton              Director
      ------------------------
      Mary Elizabeth Burton


      /s/ W. Lawrence Heisey                 Director
      ------------------------
      W. Lawrence Heisey


      /s/ Leo Kahn                           Director
      ------------------------
      Leo Kahn


      /s/ Martin E. Hanaka                   Director
      ------------------------
      Martin E. Hanaka


      /s/ James L. Moody, Jr.                Director
      ------------------------
      James L. Moody


      /s/ Rowland T. Moriarty                Director
      ------------------------
      Rowland T. Moriarty



                               SIGNATURES - CONT'D



           Signature                                         Capacity
           ---------                                         --------




      /s/ Robert C. Nakasone                                 Director
      ------------------------
      Robert C. Nakasone


      /s/ W. Mitt Romney                                     Director
      ------------------------
      W. Mitt Romney


      /s/ Martin Trust                                       Director
      ------------------------
      Martin Trust


      /s/ Paul F. Walsh                                      Director
      ------------------------
      Paul F. Walsh


      /s/ John J. Mahoney                                    Executive Vice President - Finance
      ------------------------                               and Chief Financial Officer (Principal Financial
      John J. Mahoney                                        Officer)


      /s/ James E. Flavin                                    Senior Vice President-Finance
      ------------------------                               (Principal Accounting Officer)
      James E. Flavin


Item 6. Selected Financial Data
-------------------------------

                                                      FINANCIAL HIGHLIGHTS (1)
                                      (Dollar Amounts in Thousands, Except Per Share Amounts)


                                                                             Fiscal Year Ended
                                              ---------------------------------------------------------------------------------
                                              February 1,       February 3,      January 28,      January 29,       January 30,
                                                 1997              1996           1995 (2)         1994 (3)          1993 (4)
                                              (52 weeks)        (53 weeks)       (52 weeks)       (52 weeks)        (52 weeks)
                                              -----------       -----------      -----------      -----------       -----------
STATEMENT OF INCOME DATA:
Sales ....................................    $3,967,665        $3,068,061        $2,000,149      $1,308,634        $1,041,636
Gross profit .............................       944,386           701,878           465,789         295,624           234,469
Operating income .........................       204,001           147,813            81,727          37,685            37,457
Net income ...............................       106,420            73,705            39,940          19,452            18,318
Earnings per common share ................    $     0.64        $     0.46        $     0.28      $     0.14        $     0.14
Dividends.................................            --                --                --              --                --


SELECTED OPERATING DATA (AT PERIOD END):
Stores open ..............................           557               443               350             230               174


BALANCE SHEET DATA:
Working capital ..........................    $  548,793        $  504,330        $  289,395      $  214,326        $  234,686
Total assets .............................     1,787,752         1,402,775         1,008,454         650,756           545,207
Total long-term debt, less current portion       391,342           343,647           249,387         123,592           121,353
Stockholders' equity .....................       761,686           611,416           384,990         287,207           256,321

(1) On February 23, 1994 and March 7, 1994, the Company acquired National Office Supply Company, Inc. ("National"), and Spectrum Office Products, Inc. ("Spectrum"), respectively. These transactions have been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of National and Spectrum, for all periods presented. Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in March, 1996, July, 1995, October, 1994, and December, 1993. See Note F of Notes to Consolidated Financial Statements.

(2) Results of operations for this period include a $2,150,000 charge relating to professional fees incurred for contract stationer acquisitions and a $1,149,000 gain on the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $0.01.

(3) Results of operations for this period include a $7,600,000 charge relating to the revision of the Company's computer merchandise strategy, a $4,771,000 charge relating to nonrecurring merger expenses resulting from the acquisitions of National and Spectrum, and a gain of $8,430,000 resulting from the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $0.02.

(4) Results of operations include expenses related to the Office Mart merger (primarily consulting, legal, and accounting fees) of $1,200,000 which had the effect of reducing net income per share by $0.01.

Item 7.                                                              APPENDIX  B
-------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
 ................................................................................
COMPARISON OF FISCAL YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996, AND
JANUARY 28, 1995

     GENERAL. The fiscal years ended February 1, 1997 and January 28, 1995 consisted of 52 weeks, while the fiscal year ended February 3, 1996 consisted of 53 weeks.

     SALES. Sales increased 29% to $3,967,665,000 in the fiscal year ended February 1, 1997 from $3,068,061,000 in the fiscal year ended February 3, 1996; excluding the additional week in the fiscal year ended February 3, 1996, sales increased 32%. Sales increased 53% in the fiscal year ended February 3, 1996 from sales of $2,000,149,000 in the fiscal year ended January 28, 1995; 3% of the increase resulted from the additional week in the year ended February 3, 1996. The growth in each year was attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. Comparable store and delivery hub sales for the fiscal year ended February 1, 1997 increased 14% over the fiscal year ended February 3, 1996; comparable sales in the contract stationer segment increased 17% over the year ended February 3, 1996. Comparable store and delivery hub sales for the year ended February 3, 1996 increased 20% over the year ended January 28, 1995; comparable sales in the contract stationer segment increased 35% over the year ended January 28, 1995. As of February 1, 1997, February 3, 1996, and January 28, 1995, the Company had 557, 443, and 350 open stores, respectively.

     GROSS PROFIT. Gross profit was 23.8%, 22.9%, and 23.3% of sales for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. The increase in gross profit for the year ended February 1, 1997 was primarily due to the leveraging of fixed distribution center costs over a larger sales base, improved margins in the delivery business segment as well as lower product costs from vendors as a result of increased purchase discounts. This was partially offset by decreases in the merchandise margin rates in the retail segment, as sales of computer hardware (CPU's and laptops), which generate a lower margin rate than other categories, increased to 7.7% of total sales for the year ended February 1, 1997 versus 7.5% in the prior year. The decrease in gross profit rate for the year ended February 3, 1996 from the year ended January 28, 1995 primarily resulted from a change in product mix as a result of increased volumes in lower margin items such as computers. This decrease was partially offset by purchasing efficiencies gained through enhanced vendor volume rebate programs and the leveraging of fixed occupancy and distribution costs over a greater sales base.

     OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.0%, 14.5%, and 15.4% of sales for the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The increase as a percentage of sales for the year ended February 1, 1997 was primarily due to increased advertising as well as increases in store labor and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service. The decrease as a percentage of sales for the year ended February 3, 1996 from the year ended January 28, 1995 was primarily due to the leveraging of store payroll and fixed store operating expenses over a larger sales base.

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

     PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and, therefore, fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $72,000, $58,000, and $56,000 per store for the stores opened in the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The increase is due primarily to increased marketing expenses as well as higher costs incurred in the initial shipment of product from the distribution centers to new stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales were 3.4%, 3.3%, and 3.5% in the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The increase as a percentage of sales for the year ended February 1, 1997 is primarily due to significant investments in the Company's information systems staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years. The decrease as a percentage of sales for the year ended February 3, 1996 from the year ended January 28, 1995 was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business.

     INTEREST EXPENSE, NET. Net interest expense totaled $20,064,000, $15,924,000, and $8,389,000 in the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The increase in the years ended February 1, 1997 and February 3, 1996 was primarily due to increased borrowings which funded the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; continued investments in the information systems and distribution center infrastructure; and additional investments in joint venture affiliates.

     OTHER INCOME. Other income primarily relates to fees charged for administrative services performed by the Company for its international affiliates, which included Business Depot, Staples UK, and MAXI-Papier-Markt GmbH ("MAXI"). This income totaled $177,000, $109,000, and $2,736,000, in the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The decrease in the years ended February 1, 1997 and February 3, 1996 was primarily due to the consolidation of Business Depot subsequent to August 26, 1994 which resulted in the elimination of this income in the Company's consolidated results, as well as a contractual reduction in the fees charged by the Company as the affiliates perform more of their own administrative functions.

     EQUITY IN LOSS OF AFFILIATES. Equity in loss of affiliates is comprised of the Company's share of the losses incurred by Business Depot (before the Company's acquisition in August, 1995 of the remaining 58% of the outstanding shares it did not already own), MAXI, and Staples UK. The Company's investments in MAXI and Staples UK are accounted for using the equity method; Business Depot was accounted for under the equity method until August 26, 1994. Equity in loss of affiliates totaled $11,073,000, $12,153,000, and $11,168,000, in the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The decrease in the equity loss of affiliates for the year ended February 1, 1997 was due primarily to a store closure charge recorded by MAXI during the year ended February 3, 1996 of which the Company's equity share was approximately $2,500,000. This was offset in the year ended February 1, 1997 by increased losses generated by Staples UK, the Company's joint venture in England. The increase in the equity in loss for the year ended February 3, 1996 from the year ended January 28, 1995 was primarily due to the increase in the number of new stores opened by the affiliates as well as the store closure charge recorded by MAXI during the year ended February 3, 1996. The initial investments in overhead, labor and advertising, combined with the fact that the new stores typically generate lower sales than mature stores, cause these stores to be unprofitable initially. There can be no assurance that the Company's joint ventures will become profitable.

     On December 11, 1996, the Company signed a definitive agreement to acquire from Kingfisher PLC its interests in the two European joint ventures. As a result of the acquisition, the Company's ownership interest of Staples UK will increase to 100% and its ownership of MAXI-Papier-Markt-GmbH will increase to approximately 91%. The transactions will be accounted for as purchases and are expected to close in the second quarter of fiscal 1997. Subsequent to the acquisitions, the Company's financial statements will reflect the consolidated results of these entities.

     INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 38.5% for the fiscal years ended February 1, 1997 and February 3, 1996, as compared to 37.5% for the fiscal year ended January 28, 1995. The increase in rate in the years ended February 1, 1997 and February 3, 1996 was principally due to a decrease in federal targeted jobs credits resulting from the expiration of the federal targeted jobs tax credit program on December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
 ................................................................................

     The Company has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the years ended February 1, 1997, February 3, 1996 and January 28, 1995, the Company also utilized its revolving credit facility to support its various growth initiatives.

     The Company opened 115 stores, 94 stores, and 90 stores in the years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively, and closed one store in each of the years ended February 1, 1997 and February 3, 1996. As the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment are made under regular credit terms, which requires that the Company carry its own receivables from these sales. The Company has also utilized capital equipment financings to fund current working capital requirements.

     As of February 1, 1997, cash, cash equivalents, and short-term investments totaled $106,129,000, a decrease of $4,686,000 from the February 3, 1996 balance of $110,815,000. The principal uses of cash during 1997 consisted of an increase in inventory of $167,479,000 related to new store openings, expanded product assortment, and improvements in in-stock levels; acquisition of property and equipment of $199,614,000 for new stores, the construction of the Hagerstown distribution center, and other corporate uses; and increased investments in joint venture affiliates of $18,629,000; these uses were partially offset by an increase in accounts payable and accrued expenses of $179,108,000 which financed a portion of the increase in inventory.

     The Company expects to open approximately 120 stores during fiscal 1997. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $175,000,000 for store openings during this period. The Company will also expend $57,000,000 to complete the acquisition of Staples UK and MAXI. In addition, the Company will continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies, and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company will meet these cash requirements through a combination of operating cash flow and borrowings from its existing revolving line of credit.

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

     On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures (the "4 1/2% Debentures"), which are convertible, at the option of the holder, into Common Stock at a conversion price of $22 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity.

     On July 10, 1996, the Company amended and restated its five-year revolving credit facility with a syndicate of banks originally established on May 25, 1994, which increased available borrowings from $225,000,000 to $350,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25% or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of February 1, 1997, borrowings pursuant to the revolving credit facility totaled $54,500,000. Total cash, short-term investments and available revolving credit amounts totaled $431,629,000 as of February 1, 1997.

     The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.


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


FUTURE OPERATING RESULTS

     The future operating results of the Company may be affected by a number of factors, including without limitation the following:

     The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot and OfficeMax. The Company also competes with independent dealers, contract stationers, mail order stationers, warehouse clubs, mass merchandisers, consumer electronics retailers, computer superstores and manufacturers, and other discount retailers. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business.

     An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 115 stores in the United States and Canada in fiscal 1996 and plans to open approximately 120 new stores in fiscal 1997. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its suburban store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

     The Company has experienced and may experience in the future fluctuations in its quarterly operating results. Moreover, there can be no assurance that Staples will continue to realize the earnings growth experienced over recent years, or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors' expectations. Factors such as the number of new store openings (pre-opening expenses are expensed as incurred, and newer stores are less profitable than mature stores), the extent to which new stores "cannibalize" sales of existing stores, the mix of products sold, pricing actions of competitors, the level of advertising and promotional expenses, seasonality, and one-time charges associated with acquisitions or other events could contribute to this quarterly variability. In addition, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in the Company's net income.

     The Company's business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, the Company has consummated a number of significant acquisitions in the last few years, and may make additional acquisitions in the future (including the pending acquisition of Office Depot). This internal growth, together with the acquisitions made by the Company, have placed significant demand on the management and operational systems of the Company. To manage its growth effectively, the Company will be required to continue to upgrade its operational and financial systems, expand its management team and increase and manage its employee base.

     The Company has a presence in international markets through joint ventures with locally-based companies in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its North American stores, in addition to a number of additional risks inherent in foreign operations, including lack of complete operating control, local customs and competitive conditions and foreign currency fluctuations. Staples' foreign operations are currently unprofitable, and there can be no assurance that they will become profitable.

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

                                                                      APPENDIX C
                                                                      ----------


                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS.                                                                                     Page
---------------------                                                                                     ----

Report of Independent Auditors .................................................................          C-2

Consolidated Balance Sheets - February 1, 1997 and February 3, 1996 ............................          C-3

Consolidated Statements of Income - Fiscal years ended February 1, 1997,
   February 3, 1996, and January 28, 1995.......................................................          C-4

Consolidated Statements of Stockholders' Equity - Fiscal years ended February 1, 1997,
   February 3, 1996, and January 28, 1995.......................................................          C-5

Consolidated Statements of Cash Flows - Fiscal years ended February 1, 1997,
   February 3, 1996, and January 28, 1995.......................................................          C-6

Notes to Consolidated Financial Statements......................................................          C-7


REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 1, 1997 and February 3, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
-----------------------------
ERNST & YOUNG LLP



Boston, Massachusetts
March 3, 1997, except for
Note B, as to which
the date is April 22, 1997

                         STAPLES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     February 1,        February 3,
                                                                        1997               1996
                                                                    ------------        -----------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents .........................          $   98,143           $   98,130
       Short-term investments ............................               7,986               12,685
       Merchandise inventories ...........................             813,661              644,514
       Receivables, net ..................................             167,072              122,453
       Deferred income taxes .............................              31,202               32,222
       Prepaid expenses and other current assets .........              33,284               15,867
                                                                    ----------           ----------
           TOTAL CURRENT ASSETS ..........................           1,151,348              925,871

PROPERTY AND EQUIPMENT:
       Land and buildings ................................              73,070               24,364
       Leasehold improvements ............................             231,604              168,588
       Equipment .........................................             197,258              144,857
       Furniture and fixtures ............................             111,967               75,182
                                                                    ----------           ----------
           TOTAL PROPERTY AND EQUIPMENT ..................             613,899              412,991
       Less accumulated depreciation and amortization ....             171,042              120,496
                                                                    ----------           ----------
           NET PROPERTY AND EQUIPMENT ....................             442,857              292,495

OTHER ASSETS:
       Lease acquisition costs, net of amortization ......              42,552               40,338
       Investment in affiliates ..........................              40,542               32,940
       Goodwill, net of amortization .....................              81,306               80,361
       Deferred income taxes .............................              16,708               18,385
       Other .............................................              12,439               12,385
                                                                    ----------           ----------
           TOTAL OTHER ASSETS ............................             193,547              184,409
                                                                    ----------           ----------
                                                                    $1,787,752           $1,402,775
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable ..................................          $  421,051           $  273,633
       Accrued expenses and other current liabilities ....             174,284              139,641
       Debt maturing within one year .....................               7,220                8,267
                                                                    ----------           ----------
           TOTAL CURRENT LIABILITIES .....................             602,555              421,541

LONG-TERM DEBT ...........................................              91,342               43,647
OTHER LONG-TERM OBLIGATIONS ..............................              32,169               26,171
CONVERTIBLE DEBENTURES ...................................             300,000              300,000
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value-authorized
       5,000,000 shares; no shares issued ................                   0                    0
       Common stock, $.0006 par value-authorized
       500,000,000 shares; issued
       162,277,375 shares at February 1, 1997 and
       158,366,604 shares at February 3, 1996 ............                  98                   95
       Additional paid-in capital ........................             508,868              466,684
       Cumulative foreign currency translation adjustments                (128)              (2,054)
       Unrealized gain on short-term investments .........                  11                   32
       Retained earnings .................................             253,183              147,005
       Less: 39,433 shares of treasury stock, at cost ....                (346)                (346)
                                                                    ----------           ----------
           TOTAL STOCKHOLDERS' EQUITY ....................             761,686              611,416
                                                                    ----------           ----------
                                                                    $1,787,752           $1,402,775
                                                                    ==========           ==========

       See notes to consolidated financial statements.



                         STAPLES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             FISCAL YEAR ENDED
                                                        ----------------------------------------------------------
                                                         FEBRUARY 1,            FEBRUARY 3,            JANUARY 28,
                                                            1997                   1996                   1995
                                                        ------------           ------------           ------------

Sales ........................................          $  3,967,665           $  3,068,061           $  2,000,149
Cost of goods sold and occupancy costs .......             3,023,279              2,366,183              1,534,360
                                                        ------------           ------------           ------------
    GROSS PROFIT .............................               944,386                701,878                465,789

OPERATING EXPENSES:
  Operating and selling ......................               594,978                446,324                308,456
  Pre-opening ................................                 8,299                  5,607                  4,858
  General and administrative .................               134,817                100,167                 69,992
  Amortization of goodwill ...................                 2,291                  1,967                    756
                                                        ------------           ------------           ------------
    TOTAL OPERATING EXPENSES .................               740,385                554,065                384,062
                                                        ------------           ------------           ------------
    OPERATING INCOME .........................               204,001                147,813                 81,727

Other income (expense):
  Interest expense, net ......................               (20,064)               (15,924)                (8,389)
  Gain on sale of investment .................                     0                      0                  1,149
  Merger-related charges .....................                     0                      0                 (2,150)
  Other income ...............................                   177                    109                  2,736
                                                        ------------           ------------           ------------
    TOTAL OTHER INCOME (EXPENSE) .............               (19,887)               (15,815)                (6,654)
                                                        ------------           ------------           ------------

    INCOME BEFORE EQUITY IN LOSS OF AFFILIATES
         AND INCOME TAXES ....................               184,114                131,998                 75,073
Equity in loss of affiliates .................               (11,073)               (12,153)               (11,168)
                                                        ------------           ------------           ------------

   INCOME BEFORE INCOME TAXES ................               173,041                119,845                 63,905
Income tax expense ...........................                66,621                 46,140                 23,965
                                                        ------------           ------------           ------------
    NET INCOME ...............................          $    106,420           $     73,705           $     39,940
                                                        ============           ============           ============

    Earnings per common share ................          $       0.64           $       0.46           $       0.28
                                                        ============           ============           ============

    Number of shares used in computing
           earnings per common share .........           166,624,927            162,077,996            140,261,342
                                                        ============           ============           ============



See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996
                                                        AND JANUARY 28, 1995

                                                                           CUMULATIVE        UNREALIZED
                                                              ADDITIONAL   FOREIGN CURRENCY  GAIN            RETAINED
                                                              PAID-IN      TRANSLATION       (LOSS} ON       EARNINGS     TREASURY
                                                COMMON STOCK  CAPITAL      ADJUSTMENTS       INVESTMENTS     (DEFICIT)      STOCK
                                                ------------  -------      -----------       -----------     ---------    --------

 BALANCES AT JANUARY 29, 1994 .................    $85         $256,558      $(2,499)                         $ 33,065
 Issuance of common stock for
  stock options exercised .....................                   7,615
 Contribution of common stock
   to Employees' 401(K)
   Savings Plan ...............................                     452
 Sale of common stock under
   Employee Stock Purchase Plan ...............                   2,965
 Issuance of common stock
  for acquisitions ............................                  46,954
 Unrealized loss on short-term
  investments, net of tax .....................                                                 $(93)
 Repurchase of shares
  for treasury ................................                                                                             $(346)
Translation adjustments .......................                                  294
Net income for the year .......................                                                                 39,940
                                                   ---         --------      -------            ----          --------      -----
BALANCES AT JANUARY 28, 1995 ..................    $85         $314,544      $(2,205)           $(93)         $ 73,005      $(346)
Issuance of common stock for
  stock options exercised .....................      1           11,323
Tax benefit on exercise of options ............                  11,394
Contribution of common stock
  to Employees' 401(K)
  Savings Plan ................................                   1,257
Sate of common stock under
  Employee Stock Purchase Plan ................                   5,641
Conversion of debt to equity ..................      8          114,049
Unrealized gain on short-term
  investments, net of tax .....................                                                  125
Translation adjustments .......................                                  151
Issuance of common stock
  for acquisitions and other transactions .....      1            8,476                                            295
Net income for the year .......................                                                                 73,705
                                                   ---         --------      -------            ----          --------      -----
BALANCES AT FEBRUARY 3, 1996 ..................    $95         $466,684      $(2,054)           $ 32          $147,005      $(346)
Issuance of common stock for
  stock options exercised .....................      3           13,726
Tax benefit on exercise of options ............                  16,773
Contribution of common stock
  to Employees' 401(K)
  Savings Plan ................................                   1,998
Sale of common stock under
  Employee Stock Purchase Plan ................                   8,980
Issuance of Performance Accelerated
  Restricted Stock ............................                     532
Unrealized loss on short-term
  Investments, net on tax .....................                                                  (21)
Translation adjustments .......................                                1,926
Issuance of common stock
  for acquisitions and other transactions .....                     175                                           (242)
Net income for the year .......................                                                                106,420
                                                   ---         --------      -------            ----          --------      -----
BALANCES AT FEBRUARY 1, 1997 ..................    $98         $508,868      $  (128)           $ 11          $253,183      $(346)
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

                         STAPLES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           Fiscal Year Ended
                                                                        -------------------------------------------------------
                                                                         February 1,           February 3,           January 28,
                                                                             1997                 1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income .................................................          $   106,420           $    73,705           $    39,940
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ............................               55,948                43,551                28,683
    Expense from 401(K) and PARS stock contribution ..........                2,715                 1,633                   945
    Equity in loss of affiliates .............................               11,073                12,153                11,168
    Gain on sale of investment ...............................                                                           (1,149)
    Deferred income taxes (benefit)/expense ..................                3,137               (13,211)               (5,850)
    Change in assets and liabilities, net of
      effects of purchase of other companies:
      Increase in merchandise inventories ....................             (167,479)             (177,509)             (172,038)
      (Increase) decrease in receivables .....................              (44,523)              (42,129)                2,831
      (Increase) decrease in prepaid expenses
         and other current assets ............................               (4,349)                1,570                   615
      Increase in accounts payable, accrued
         expenses and other current liabilities ..............              179,108                57,999                92,866
      Increase (decrease) in other long-term obligations .....                5,883                 2,094                (1,330)
                                                                        -----------           -----------           -----------
                                                                             41,513              (113,849)              (43,259)
                                                                        -----------           -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........              147,933               (40,144)               (3,319)

INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................             (199,614)             (116,295)              (64,663)
  Acquisition of businesses, net of cash acquired ............                                                          (58,712)
  Proceeds from sales and maturities of short-term investments                8,800                16,519                43,338
  Purchase of short-term investments .........................               (4,600)
  Proceeds from sale of other investments ....................                                                            1,149
  Investment in affiliates ...................................              (18,629)              (22,088)              (18,840)
  Acquisition of lease rights ................................               (5,534)               (2,044)              (10,654)
  Other ......................................................                2,669                 1,281                (2,718)
                                                                        -----------           -----------           -----------
  NET CASH USED IN INVESTING ACTIVITIES ......................             (216,908)             (122,627)             (111,100)

FINANCING ACTIVITIES:
  Proceeds from sale of capital stock ........................               21,773                16,964                54,488
  Proceeds from convertible debentures, net of deferred costs                                     291,032
  Proceeds from borrowings ...................................            1,171,025             1,224,883               777,124
  Payments on borrowings .....................................           (1,124,453)           (1,313,930)             (713,228)
  Purchases of treasury stock ................................                                                             (346)
                                                                        -----------           -----------           -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES ..................               68,345               218,949               118,038

  Effect of exchange rate changes on cash ....................                  643                   142                   215

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................                   13                56,320                 3,834
Cash and cash equivalents at beginning of period .............               98,130                41,810                37,976
                                                                        -----------           -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................          $    98,143           $    98,130           $    41,810
                                                                        ===========           ===========           ===========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

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

     FISCAL YEAR: The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1996, 1995 and 1994, consisted of the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996, and the 52 weeks ended January 28, 1995, respectively.

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

     ADVERTISING: The Company expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. At February 1, 1997, direct catalog production costs included in prepaid and other assets totaled $4,321,000. Total advertising and marketing expense was $189,109,000, $120,288,000 and $73,034,000 for the years ending February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

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

        Buildings                                     40 years
        Leasehold improvements                        10 years or term of lease
        Furniture and fixtures                        5 to 10 years
        Equipment                                     3 to 10 years

     LEASE ACQUISITION COSTS: Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 1, 1997 and February 3, 1996 totaled $15,432,000 and $12,032,000, respectively.

     INVESTMENT IN AFFILIATES: Investment in affiliates represents cash invested by the Company in foreign affiliates in Germany and the United Kingdom, which are accounted for under the equity method. These investments have been reduced by the Company's cumulative equity in losses generated by these affiliates and the cumulative foreign currency translation adjustments.

     GOODWILL: Goodwill arising from business acquisitions is amortized on a straight-line basis over 40 years. Accumulated amortization was $5,897,000 and $3,606,000 as of February 1, 1997 and February 3, 1996, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

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

     FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's Canadian subsidiary, The Business Depot Ltd. ("Business Depot"), are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in the Company's European affiliates accounted for under the equity method, are recorded in a separate section of stockholders' equity titled "Cumulative foreign currency translation adjustments".

     STOCK OPTION PLANS: In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

     EARNINGS PER SHARE: Earnings per share, as presented in the Statements of Income, is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. See Note L for the computation of earnings per share for the years ended February 1, 1997, February 3, 1996 and January 28, 1995.

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

     LONG -LIVED ASSETS: In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. The Company has evaluated all long-lived assets and determined that no impairment exists at February 1, 1997. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

NOTE B MERGER WITH OFFICE DEPOT
-------------------------------

On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Marlin Acquisition Corp., a wholly-owned subsidiary of the Company ("Marlin"), and Office Depot, Inc. ("Office Depot") pursuant to which Marlin is to be merged with and into Office Depot and Office Depot is to become a wholly-owned subsidiary of Staples (the "Merger"). On March 10, 1997, the Federal Trade Commission announced that it would seek to enjoin the Merger and subsequently filed a motion for a preliminary injunction in Federal District Court. Staples and Office Depot intend to oppose the injunction. The Merger is structured as a tax-free exchange of shares in which the stockholders of Office Depot would receive 1.14 shares of the Company's common stock for each outstanding share of common stock of Office Depot they own. The Merger would be accounted for as a pooling of interests. Office Depot operates over 500 retail office supply stores in the US and Canada, a national delivery and contract stationer business, and joint ventures or licensed operations in seven countries, and had revenues of $6.1 billion for the year ended December 28, 1996.

The unaudited pro forma sales and net income of Office Depot for the year ended
December 28, 1996 combined with Staples for the year ended February 3, 1997 are as follows:

       Sales                                             $10,036,263
       Net Income                                           $235,462

NOTE C INVESTMENTS
-------------------

The following is a summary of available-for-sale investments as of February 1, 1997 and February 3, 1996 (in thousands):

February 1, 1997                                              Gross                Gross
----------------                                            Unrealized           Unrealized           Estimated
                                            Cost              Gains               Losses             Fair Value
                                            ----              -----               ------             ----------
Debt securities                           $ 7,968              18                     0                $ 7,986
                                          =======              ==                     =                =======


February 3, 1996                                              Gross                Gross
----------------                                           Unrealized           Unrealized            Estimated
                                            Cost              Gains               Losses             Fair Value
                                            ----              -----               ------             ----------
Debt securities                           $12,603              82                     0                $12,685
                                          =======              ==                     =                =======

During the year ended February 1, 1997, debt securities with a fair value at the date of sale of $3,000,000 were sold. There were no gross realized gains or losses on the sale. The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of stockholders' equity totaled a decrease of $21,000 and an increase of $125,000 for the years ended February 1, 1997 and February 3, 1997, respectively.

The amortized cost and estimated fair value of debt and marketable equity securities at February 1, 1997, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                                                                         Estimated
                                                                  Cost                   Fair Value
                                                                  ----                   ----------
Due in one year or less                                          $2,154                    $2,154
Due after one year through two years                              5,814                     5,832
                                                                 ------                    ------
                                                                 $7,968                    $7,986
                                                                 ======                    ======

NOTE D LONG-TERM DEBT AND CREDIT AGREEMENT
-------------------------------------------

Long-term debt consists of the following (in thousands):
                                                                               February 1,             February 3,
                                                                                  1997                   1996
                                                                               -----------             -----------
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 16%;
     collateralized by the related equipment ..........................         $19,062                  $26,914
Note payable with a fixed rate of 6.16%................................          25,000                        0
Revolving lines of credit .............................................          54,500                   25,000
                                                                                -------                  -------

                                                                                $98,562                  $51,914
                                                                                -------                  -------
Less current portion ..................................................           7,220                    8,267
                                                                                -------                  -------
                                                                                $91,342                  $43,647
                                                                                =======                  =======

Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

          Fiscal year:                                          Total
                                                                -----
          1997............................................     $ 7,220
          1998............................................      30,941
          1999............................................       2,575
          2000............................................       1,274
          2001............................................         409
          Thereafter......................................      56,143
                                                               -------
                                                               $98,562
                                                               =======

Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $29,262,000. Future minimum lease payments of $15,007,000, excluding $1,207,000 of interest, are included in aggregate annual maturities shown above. The Company entered into capital lease agreements totaling $2,733,000 and $5,994,000 during the fiscal years ended February 1, 1997 and February 3, 1996, respectively.

Credit Agreement:

On July 10, 1996, the Company amended and restated its five year revolving credit facility with a syndicate of banks increasing available borrowings from $225,000,000 to $350,000,000. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, or a competitive bid rate. Borrowings outstanding at February 14, 1998 automatically convert into a term loan, payable in eight installments due on the last day of each calendar quarter. Term loan borrowings bear interest at either the lead bank's base rate plus 0.25%, or the Eurodollar lending rate plus 0.25%. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of February 1, 1997, the Company had $54,500,000 outstanding under its revolving credit agreement.

Interest paid by the Company totaled $19,626,000, $11,946,000 and $11,788,000 for the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. Capitalized interest related to the construction of a distribution center in Hagerstown, Maryland totaled $611,000 in the year ended February 1, 1997.

Interest Rate Swaps:

During fiscal 1996 the Company entered into a binding interest rate swap agreement to reduce the impact of increases in interest rates on a portion of its floating-rate debt. The risk to the Company from this swap agreement is that the financial institution that is counterparty to this agreement fails to perform its obligation under the agreement, which would cause the interest rate on the notional amount under this agreement to reflect current market rates rather than the contractual fixed rate. The agreement is with a major financial institution which is expected to fully perform under the terms of the agreement, which mitigates this off-balance sheet risk. At February 1, 1997 the Company had one interest rate swap outstanding. The agreement binds the Company to pay a fixed rate of 5.65% on $25,000,000 of the Company's floating rate debt. In return the Company will receive payments based on a floating rate on $25,000,000 of the Company's floating rate debt. The floating rate equals the 3-month LIBOR in effect at any one of the quarterly reset dates. Unless certain conditions are met, the agreement will terminate on August 7, 1998. If the 3-month LIBOR is equal to or greater than 6.75% on any one of the quarterly reset dates, the agreement terminates and the obligation of the Company and the counterparty are extinguished. The fair market value of the swap agreement as of February 1, 1997 approximates the carrying value based on quoted market prices.


NOTE E CONVERTIBLE DEBENTURES
-----------------------------

By June 30, 1995, all of the Company's $115,000,000 of 5% Convertible Subordinated Debentures due November 1, 1999 (the "5% Debentures"), were converted into 12,937,500 shares of common stock at a conversion price of $8.89 per share. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest.

On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"), which are convertible, at the option of the holder, into Common Stock at a conversion price of $22 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998 or in the event of certain developments involving U.S. withholding taxes or certification requirements. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity. The fair value of the 4 1/2% Debentures at February 1, 1997, based upon quoted market prices, totaled $337,875,000.

NOTE F STOCKHOLDERS' EQUITY
---------------------------

On March 5, 1996, June 29, 1995, and October 3, 1994, the Board of Directors approved three-for-two splits of the Company's common stock to be effected in the form of 50% stock dividends. The dividends were distributed on March 25, 1996 to shareholders of record as of March 15, 1996, July 24, 1995 to shareholders of record as of July 14, 1995 and October 28, 1994 to shareholders of record as of October 14, 1994, respectively. The consolidated financial statements have been retroactively restated to give effect to these stock splits.

At February 1, 1997, 40,079,525 shares of common stock were reserved for issuance under the Company's stock option, employee stock ownership, employee stock purchase and director stock option plans. An additional 13,636,364 shares of common stock are reserved for issuance upon conversion of the Company's 4 1/2% Debentures.

NOTE G EMPLOYEE BENEFIT PLANS
-----------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan provides for a total of up to 3,937,500 shares of the Company's common stock which may be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

STOCK OPTION PLANS

The Company has two stock option plans, the 1987 Stock Option Plan ("1987 Plan") and the 1992 Equity Incentive Plan ("1992 Plan") pursuant to which the Company may grant to management and key employees incentive and nonqualified options to purchase up to 34,066,400 shares of common stock and PARS. This amount includes the approval of an amendment to the Company's 1992 Equity Incentive Plan by the shareholders of the Company on June 30, 1994 which increased the number of shares of common stock authorized for issuance under this plan to 21,600,000. In connection with the merger to Office Depot, the Company has requested shareholder approval to increase the number of shares under the plan to 39,000,000. The exercise price of options granted under the plans may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

The Company's 1990 Director Stock Option Plan ("Director's Plan") provides for the grant of options for up to 1,063,125 shares of common stock to non-employee directors. The exercise price of options granted are equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted -average assumptions for 1995 and 1996: risk-free interest rates ranging from 5.57% to 6.12%; volatility factor of the expected market price of the Company's common stock of .30; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the 1992 Plan and 2.0 to 5.0 years for the Director's Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of Statement 123's disclosure requirements, the Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights which was estimated by taking the difference between the employees' purchase price and the closing price on the date the shares were purchased. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                  February 1,       February 3,
                                                      1997              1996
                                                  -----------       -----------

Pro forma net income                                 $99,123           $69,687
Pro forma earnings per share                           $0.59             $0.43

Because Statement 123 is applicable only to options granted subsequent to January 28, 1995 its pro forma effect will not be fully reflected until 1997.

Information with respect to options granted under the above plans are as follows:


                                                             Weighted Average
                                          Number of           Exercise Price
                                            Shares               Per Share
                                         -----------         ----------------

Outstanding at January 29, 1994           15,346,470              $ 5.07
        Granted ...............            8,055,993                8.48
        Exercised .............           (1,500,818)               2.60
        Canceled ..............             (629,332)               5.97
                                          ----------              ------

Outstanding at January 28, 1995           21,272,313              $ 5.93
       Granted ................            3,648,540               15.69
       Exercised ..............           (2,410,004)               4.90
       Canceled ...............           (1,523,925)               7.97
                                          ----------              ------

Outstanding at February 3, 1996           20,986,924              $ 7.39
       Granted ................            3,187,527               19.84
       Exercised ..............           (2,729,130)               5.15
       Canceled ...............           (1,047,608)              11.01
                                          ----------              ------

Outstanding at February 1, 1997           20,397,713              $ 9.58
                                          ==========              ======

The weighted average fair values of options granted during the years ended February 1, 1997 and February 3, 1996 were $5.72 and $5.58, respectively. Exercise prices for the options outstanding as of February 1, 1997 ranged from $0.01 to $22.13.

Options to purchase 7,696,494 shares were exercisable at February 1, 1997.

PERFORMANCE ACCELERATED RESTRICTED STOCK ("PARS")

PARS are shares of the Company's Common Stock granted outright to employees without cost to the employee. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee until they vest, generally after the end of five or six years. Such vesting date may accelerate if the Company achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves the Company prior to the vesting date for any reason, the PARS shares will be forfeited by the employee and will be returned to the Company. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares.

PARS issued in fiscal year 1996, which totaled 388,740 shares, will initially vest on February 1, 2002. The vesting date of such PARS will accelerate such that they will vest 100% on May 1 in 1998, 1999, 2000, or 2001 upon attainment of certain compound annual earnings per share targets in the prior fiscal year.

In connection with the issuance of the PARS, the Company included $532,000 in compensation expense for the fiscal year ended February 1, 1997.

EMPLOYEES' 401(K) SAVINGS PLAN

Under the Company's Employees' 401(K) Savings Plan (the "401(K) Plan"), the Company may contribute up to a total of 1,012,500 shares of common stock to the 401(K) Plan. The 401(K)

Plan is available to all employees of the Company who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions, with additional contributions made at the discretion of the Board of Directors. In connection with this plan the Company included $2,183,000 and $1,633,000 in expense for the fiscal years ended February 1, 1997 and February 3, 1996, respectively.

NOTE H INCOME TAXES
-------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of the Company's deferred tax assets and liabilities as of February 1, 1997 and February 3, 1996, are as follows (in thousands):

                                                   February 1,    February 3,
                                                      1997           1996
                                                   -----------    -----------
Deferred Tax Assets:
    Inventory ............................          $ 22,597       $ 21,149
    Deferred rent ........................             7,566          4,890
    Acquired Business Depot NOL's ........                 0          4,766
    Other net operating loss carryforwards             5,206          6,259
    Insurance ............................             5,756          5,789
    Other - net ..........................            10,165         13,793
                                                    --------       --------
    Total Deferred Tax Assets ............            51,290         56,646
                                                    --------       --------
Deferred Tax Liabilities:
    Depreciation .........................               498         (1,274)
    Other - net ..........................            (2,212)        (2,138)
                                                    --------       --------
    Total Deferred Tax Liabilities .......            (1,714)        (3,412)
                                                    --------       --------
Total Valuation Allowance ................            (1,666)        (2,627)
                                                    --------       --------
Net Deferred Tax Assets ..................          $ 47,910       $ 50,607
                                                    ========       ========

Deferred tax assets of approximately $440,000 and $4,000,000 attributable to businesses acquired during the fiscal years ended February 1, 1997 and February 3, 1996, respectively, were allocated directly to reduce goodwill generated by these acquisitions.

For financial reporting purposes, income before taxes includes the following components:

                                                Fiscal Year Ended
                                  ----------------------------------------------
                                  February 1,       February 3,      January 28,
                                     1997               1996            1995
                                  -----------       -----------      -----------
Pretax income:
               United States        $149,322          $124,487          $62,640
               Foreign                23,719            (4,642)           1,265
                                    --------          --------          -------
                                    $173,041          $119,845          $63,905
                                    ========          ========          =======


The provision for income taxes consists of the following (in thousands):


                                                      Fiscal Year Ended
                                       ------------------------------------------------
                                       February 1,       February 3,        January 28,
                                          1997              1996               1995
                                       -----------       -----------        -----------
Current tax expense:
    Federal ..................          $ 51,147          $ 45,207           $ 23,315
    State ....................            12,337            14,144              6,500
                                        --------          --------           --------
                                          63,484            59,351             29,815

Deferred tax expense (benefit)             3,137           (13,211)            (5,850)
                                        --------          --------           --------

Total ........................          $ 66,621          $ 46,140           $ 23,965
                                        ========          ========           ========

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                         Fiscal Year Ended
                                             -------------------------------------------
                                             February 1,    February 3,      January 28,
                                               1997            1996             1995
                                             -----------    -----------      -----------
Federal statutory rate ............            35.0%           35.0%           35.0%
State taxes, net of federal benefit             6.3%            6.3%            6.4%
Tax exempt interest ...............            (0.4%)          (0.6%)          (1.5%)
Tax benefit of loss carryforward ..            (0.2%)          (0.6%)          (1.1%)
Federal tax credits ...............             0.0%           (0.9%)          (2.4%)
Other .............................            (2.2%)          (0.7%)           1.1%
                                               ----            ----            ----
Effective tax rate ................            38.5%           38.5%           37.5%
                                               ====            ====            ====

Income tax payments were $45,925,276, $44,518,000, and $25,936,000, during fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively. The Company has net operating loss carryforwards of approximately $500,000 generated by Macauley's Business Resources, Inc. prior to being acquired by the Company. These losses expire between the years 2007 and 2008 and are subject to an annual limitation as a result of a stock ownership change. Business Depot has net operating loss carryforwards of approximately $11,000,000 which expire between 2002 and 2003.

NOTE I LEASES AND OTHER OFF- BALANCE SHEET COMMITMENTS
------------------------------------------------------

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

Other long-term obligations at February 1, 1997 include $29,824,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line method over the respective terms of the leases.

Future minimum lease commitments for retail and support facilities (including lease commitments for 75 retail stores not yet opened at February 1, 1997) under noncancellable operating leases are due as follows (in thousands):


       Fiscal year:
       1997 ............................................   $  159,323
       1998 ............................................      159,673
       1999 ............................................      156,152
       2000 ............................................      150,910
       2001 ............................................      146,071
       Thereafter ......................................      910,922
                                                           ----------
                                                           $1,683,051
                                                           ==========

Rent expense approximated $136,049,000, $105,125,000, and $78,562,000, for the
fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

Letters of credit are issued by the Company during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 1, 1997, the Company had available open letters of credit totaling $13,300,000.

NOTE J SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES
------------------------------------------------------------

The Company has equity interests in two affiliated companies in Germany and the United Kingdom. On December 11, 1996, the Company and Kingfisher entered into a definitive agreement pursuant to which the Company will acquire Kingfisher's interest in Staples UK and MAXI-Papier (which will increase the Company's ownership interest in Staples UK to 100% and in MAXI-Papier to approximately 91%) for $57,000,000. These acquisitions are expected to close in May 1997. The following is a summary of the significant financial information on a combined 100% basis of affiliated companies accounted for on the equity method.

                                                     |-----------------------12 Months Ended ----------------------|
                                                        February 1,             February 3,             January 28,
                                                           1997                    1996                    1995
                                                        -----------             -----------             -----------
                                                                               (in thousands)
     Current assets                                      $64,858                  $52,298                  $41,980
     Other assets                                         32,538                   33,125                   23,356
     Current liabilities                                  32,683                   29,542                   29,612
     Other liabilities                                     8,550                   15,094                    9,950
     Shareholders' equity                                 56,163                   40,787                   25,774
     Net sales                                           230,845                  154,626                   89,210
     Gross profit                                         68,500                   44,655                   26,913
     Net loss before income taxes                        (22,961)                 (24,306)                 (18,106)

The Company's share of loss for the unconsolidated affiliated companies for the fiscal years ended February 1, 1997 and February 3, 1996 was $11,073,000 and $12,153,000, respectively.

NOTE K QUARTERLY SUMMARY(UNAUDITED)
-----------------------------------

                                                   First            Second         Third          Fourth
                                                  Quarter          Quarter        Quarter         Quarter
                                                  -------          -------        -------         -------
                                                         (In thousands, except per share amounts)

Fiscal Year Ended February 1, 1997
----------------------------------
   Sales..................................        $916,800          $808,056      $1,078,820     $1,163,989
   Gross Profit...........................         208,573           191,071         257,442        287,300
   Net income.............................          13,012            14,605          31,921         46,882
   Earnings per common share..............            0.08              0.09            0.19           0.28
   Number of shares used in computing
     earnings per common share............         165,439           166,407         167,375        167,279

Fiscal Year Ended February 3, 1996
----------------------------------
   Sales..................................        $668,795          $604,975        $818,756       $975,535
   Gross Profit...........................         150,383           139,472         191,463        220,560
   Net income.............................           7,878             9,018          21,944         34,865
   Earnings per common share (1) .........            0.05              0.06            0.13           0.21
   Number of shares used in computing
     earnings per common share............         147,242           152,040         163,985        163,154

(1) Earnings per common share has been retroactively adjusted to reflect the three-for-two stock splits effected in the form of a 50% stock dividend distributed in March, 1996 and July, 1995 (see Note F).

NOTE L - COMPUTATION OF EARNINGS PER COMMON SHARE
-------------------------------------------------

The computation of earnings per common share for the fiscal years ended February
1, 1997, February 3, 1996 and January 28, 1995 is as follows (amounts in thousands, except for per share data):

                                                February 1,       February 3,          January 28,
                                                   1997              1996                 1995
                                                -----------       -----------          -----------
Net income ............................          $106,420          $ 73,705             $ 39,940

Add: interest expense on 5% Debentures,
        net of tax ....................                 0             1,580(1)                 0
                                                 --------          --------             --------

Adjusted net income for earnings per
        common share computation ......          $106,420          $ 75,285             $ 39,940
                                                 ========          ========             ========

Number of shares used in computing
        earnings per common share .....           166,625           162,078(1)           140,261
                                                 ========          ========             ========

Earnings per common share, as
        reported ......................              0.64          $   0.46             $   0.28
                                                 ========          ========             ========

(1) The 5% Debentures were substantially converted into common stock on June 30, 1995 (see Note E). For the computation of earnings per common share, this conversion of 12,937,500 shares is assumed to have occurred at the beginning of the fiscal year (January 29, 1995), and is included in the weighted average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 5% Debentures and incurred by the Company through June 30, 1995, net of tax, is added back to reported net income to compute earnings per common share for the fiscal year ended February 3, 1996.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                             DESCRIPTION OF EXHIBIT                                                 PAGE
-------                             ----------------------                                                 ----

        3.1 (1)   --Restated Certificate of Incorporation of the Company                                    --
        3.2 (2)   --Amended and Restated By-laws of the Company
        4.1 (3)   --Staples, Inc. Indenture dated October 5, 1995 for the $300,000,000
                    4 1/2% Convertible Subordinated Debentures due October 1, 2000
        4.2 (4)   --Rights Agreement, dated as of February 3, 1994, between the Company and The First National Bank of Boston
      *10.1 (5)   --1990 Director Stock Option Plan, as amended
      *10.2 (6)   --1992 Equity Incentive Plan, as amended
      *10.3       --Bonus plans for twelve months ending January 31, 1998
      *10.4 (7)   --Employment Agreement dated March 7, 1994 between the Company and Henry P. Epstein
       10.5 (8)   --Second Amended and Restated Revolving Credit Agreement
                    dated May 25, 1994 between the Company and The First National
                    Bank of Boston, and the banks named therein, (the "Credit Agreement")
                    as amended and restated as of July 10, 1996
      *10.6 (9)   --Form of Agreement Not To Compete signed by executive officers of the Company
      *10.7 (9)   --Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
      *10.8 (2)   --Form of Severance Benefits Agreement signed by executive officers of the Company
       10.9 (10)  --Agreement and Plan of Merger dated as of September 4, 1996 among the Company, Marlin Acquisition Corp. and Office Depot, Inc., as amended
       21.1       --Subsidiaries of the Company
       23.1       --Consent of Ernst & Young LLP
       27.1       --Financial Data Schedule
       -----------

     * Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

     (1) Incorporated by reference from Quarterly Report on Form 10-Q/A for the quarter ended August 3, 1996.

     (2) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

     (3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                                       E-1

     (4) Incorporated by reference from Current Report on Form 8-K dated February 3, 1994.

     (5) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

     (6) Incorporated by reference from the Registration Statement on Form S-8 (File No. 33-81284).

     (7) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.

     (8) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended August 3, 1996.

     (9) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

     (10) Incorporated by reference from the Registration Statement on Form S-4(File No. 333-15853).