Form 10-Q
period 1997-05-03
STAPLES INC
filed 1997-06-13
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    May 3, 1997
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

The registrant had 162,718,483 shares of Common Stock, par value $.0006, outstanding as of May 30, 1997.

                                    FORM 10-Q

                                  STAPLES, INC.

                                   MAY 3, 1997




                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----

Consolidated Balance Sheets ...........................................     3

Consolidated Statements of Income .....................................     4

Consolidated Statements of Cash Flows .................................     5

Notes to Consolidated Financial Statements ............................     6-7

Management's Discussion and Analysis of Financial
       Condition and Results of Operations ............................     8-12

Part II ...............................................................    13

Signature .............................................................    14

                         STAPLES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 May 3,
                                                                 1997          February 1,
                                                              (Unaudited)         1997
                                                              ----------       ----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .........................     $  166,795       $   98,143
      Short-term investments ............................          4,863            7,986
      Merchandise inventories ...........................        828,450          813,661
      Receivables, net ..................................        173,932          167,072
      Prepaid expenses and other current assets .........         61,042           64,486
                                                              ----------       ----------
           TOTAL CURRENT ASSETS .........................      1,235,082        1,151,348

PROPERTY AND EQUIPMENT:
      Land and buildings ................................         82,059           73,070
      Leasehold improvements ............................        241,605          231,604
      Equipment .........................................        205,449          197,258
      Furniture and fixtures ............................        119,390          111,967
                                                              ----------       ----------
           TOTAL PROPERTY AND EQUIPMENT .................        648,503          613,899
      Less accumulated depreciation and amortization ....        188,074          171,042
                                                              ----------       ----------
           NET PROPERTY AND EQUIPMENT ...................        460,429          442,857

OTHER ASSETS:
      Lease acquisition costs, net of amortization ......         41,937           42,552
      Investment in affiliates ..........................         36,034           40,542
      Goodwill, net of amortization .....................         84,235           81,306
      Other .............................................         31,593           29,147
                                                              ----------       ----------
           TOTAL OTHER ASSETS ...........................        193,799          193,547
                                                              ----------       ----------
                                                              $1,889,310       $1,787,752
                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..................................     $  454,618       $  421,051
      Accrued expenses and other current liabilities ....        166,768          174,284
      Debt maturing within one year .....................          6,276            7,220
                                                              ----------       ----------
           TOTAL CURRENT LIABILITIES ....................        627,662          602,555

LONG-TERM DEBT ..........................................        156,576           91,342
OTHER LONG-TERM OBLIGATIONS .............................         34,295           32,169
CONVERTIBLE DEBENTURES ..................................        300,000          300,000
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value-authorized
      5,000,000 shares; no shares issued ................              0                0
      Common stock, $.0006 par value-authorized
      500,000,000 shares; issued
      162,618,125 shares at May 3, 1997 and
      162,277,375 shares at February 1, 1997 ............             99               98
      Additional paid-in capital ........................        512,363          508,868
      Cumulative foreign currency translation
      adjustments .......................................         (2,921)            (128)
      Unrealized gain/(loss) on short-term investments ..             (7)              11
      Retained earnings .................................        261,589          253,183
      Less: 39,433 shares of treasury stock, at cost ....           (346)            (346)
                                                              ----------       ----------
               TOTAL STOCKHOLDERS' EQUITY ...............        770,777          761,686
                                                              ----------       ----------
                                                              $1,889,310       $1,787,752
                                                              ==========       ==========

      See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                     (Unaudited)
                                                    13 Weeks Ended
                                           -------------------------------
                                               May 3,            May 4,
                                               1997               1996
                                           ------------       ------------

Sales ................................     $  1,154,994       $    916,800
Cost of goods sold and occupancy
   costs .............................          886,239            708,227
                                           ------------       ------------
    GROSS PROFIT .....................          268,755            208,573

Operating expenses:
  Operating and selling ..............          184,794            146,697
  Pre-opening ........................            2,862              1,788
  General and administrative .........           36,012             30,629
  Amortization of goodwill ...........              572                560
                                           ------------       ------------
    TOTAL OPERATING EXPENSES .........          224,240            179,674
                                           ------------       ------------

    OPERATING INCOME .................           44,515             28,899

Other income (expense):
  Interest and other expense, net ....           (4,219)            (4,028)
  Merger-related costs ...............          (20,562)                 0
                                           ------------       ------------
    TOTAL OTHER INCOME (EXPENSE) .....          (24,781)            (4,028)

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ....           19,734             24,871
 Equity in gain/(loss) of
   affiliates ........................           (5,953)            (3,714)
                                           ------------       ------------

   INCOME BEFORE INCOME TAXES ........           13,781             21,157
Income tax expense ...................            5,375              8,145
                                           ------------       ------------
   NET INCOME ........................     $      8,406       $     13,012
                                           ============       ============


Net income per common share ..........     $       0.05       $       0.08
                                           ============       ============

Number of shares used in computing net
   income per common share ...........      168,166,378        165,438,542
                                           ============       ============


   See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)

                                                                           (Unaudited)
                                                                          13 Weeks Ended
                                                                     -----------------------
                                                                       May 3,        May 4,
                                                                        1997          1996
--------------------------------------------------------------------------------------------
Operating Activities:
    Net income .................................................     $   8,406      $ 13,012
    Adjustments to reconcile net income to net cash provided by/
       (used in) operating activities:
       Depreciation and amortization ...........................        18,889        18,846
       Equity in loss of affiliates ............................         5,953         3,714
       Net increase in deferred tax assets .....................        (3,456)      (16,764)
       (Increase)/decrease in assets:
          Merchandise inventories ..............................       (16,760)      (53,283)
          Receivables ..........................................        (7,023)      (15,744)
          Prepaid expenses and other assets ....................           862       (13,092)
       Increase in accounts payable, accrued
          expenses and other current liabilities ...............        29,786        57,399
       Increase in other long-term obligations .................         2,276         3,808
                                                                     ---------      --------
                                                                        30,527       (15,116)
                                                                     ---------      --------
    Net cash provided by/(used in) operating activities ........        38,933        (2,104)

Investing Activities:
    Acquisition of property and equipment ......................       (36,174)      (37,052)
    Proceeds from sales and maturities of short-term investments         3,123         7,078
    Investment in affiliates ...................................        (1,670)       (3,069)
    Acquisition of lease rights ................................          (375)            0
    Other ......................................................        (1,991)        1,684
                                                                     ---------      --------
    Net cash used in investing activities ......................       (37,087)      (31,359)

Financing Activities:
    Proceeds from sale of capital stock ........................         3,513         4,798
    Proceeds from borrowings ...................................       365,627        38,704
    Payments on borrowings .....................................      (301,261)      (14,823)
                                                                     ---------      --------
    Net cash provided by financing activities ..................        67,879        28,679

    Effect of exchange rate changes on cash ....................        (1,073)          (88)

Net increase/(decrease) in cash and cash equivalents ...........        68,652        (4,872)
Cash and cash equivalents at beginning of period ...............        98,143        98,130
                                                                     ---------      --------
Cash and cash equivalents at end of period .....................     $ 166,795      $ 93,258
                                                                     =========      ========


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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated April 25, 1997 for the year ended February 1, 1997.

Note 2 - Computation of Earnings Per Share
------------------------------------------

Average common and common equivalent shares used in computing earnings per share include approximately 5,752,000 and 6,586,000 shares for the quarters ended May 3, 1997 and May 4, 1996, respectively, as a result of applying the treasury stock method to outstanding stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which must be adopted in the fourth quarter ended January 31, 1998. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods. The new requirements exclude the dilutive effect of stock options.

Note 3 - Plan of Merger with Office Depot, Inc.
-----------------------------------------------

On September 4, 1996, the Company entered into an Agreement and Plan of Merger with Marlin Acquisition Corp., a wholly-owned subsidiary of the Company ("Marlin"), and Office Depot, Inc. ("Office Depot") pursuant to which Marlin is to be merged with and into Office Depot and Office Depot is to become a wholly-owned subsidiary of Staples (the "Merger"). On March 10, 1997, the Federal Trade Commission announced that it would seek to enjoin the Merger and subsequently filed a motion for a preliminary injunction in Federal District Court. Staples and Office Depot are opposing the motion for a preliminary injunction. The United States District Court for the District of Columbia held a five-day hearing, from May 19, 1997 through May 23, 1997 with respect to the preliminary injunction motion.

The Court has indicated that it expects to issue a ruling on that motion. The Merger is structured as a tax-free exchange of shares in which the stockholders of Office Depot would receive 1.14 shares of the Company's common stock for each outstanding share of common stock of Office Depot they own. The Merger would be accounted for as a pooling of interests. Office Depot operates over 500 retail office supply stores in the US and Canada, a national delivery and contract stationer business, and joint ventures or licensed operations in seven countries, and had revenues of $6.1 billion for the year ended December 28, 1996.

The Company charged to expense in the quarter ended May 3, 1997, merger costs totaling $20,562,000. These costs relate primarily to legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the pending merger with Office Depot.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

SALES. Sales increased 26% to $1,154,994,000 in the quarter ended May 3, 1997 from $916,800,000 in the quarter ended May 4, 1996. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. Comparable store and delivery hub sales for the quarter ended May 3, 1997 increased 9% over the quarter ended May 4, 1996; comparable sales in the contract stationer segment increased 13% for the quarter ended May 3, 1997 versus the quarter ended May 4, 1996. The Company had 599 stores open as of May 3, 1997 compared to 473 stores as of May 4, 1996 and 557 stores open as of February 1, 1997.

GROSS PROFIT. Gross profit as a percentage of sales was 23.3% for the three months ended May 3, 1997 as compared to 22.8% for the same period in the prior year. The increase in gross profit rate for the three months ended May 3, 1997 was primarily due to the leveraging of fixed occupancy and distribution center costs over a larger sales base, improved margins in the delivery business segment as well as lower product costs from vendors as a result of increased purchase discounts. This was partially offset by decreases in the merchandise margin rates in the retail store segment, due to price reductions as well as an increase in the sales of computer hardware (CPU's and laptops), which generate a lower margin rate than other categories, from 8.3% of sales for the three months ended May 4, 1996 to 8.4% of sales for the three months ended May 3, 1997.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, were 16.0% of sales for both the three months ended May 3, 1997 and the three months ended May 4, 1996. Increases as a percentage of sales for the quarter ended May 3, 1997 in advertising, in store labor and in costs incurred for the Company's store remodel program, in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service, were offset by increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased.

While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. During periods when new store openings as a percentage of the base are higher, store operating and selling expenses as a percentage of sales may increase. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of continuing to add stores to many existing markets can result in some new stores attracting sales away from existing stores.

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings.

Pre-opening expenses averaged $67,000 per store for the three months ended May 3, 1997 as compared to $60,000 per store for the same period in the prior year. The increase is due primarily to increased marketing expenses as well as higher costs incurred in the initial shipment of product from the distribution centers to new stores.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 3, 1997 decreased as a percentage of sales to 3.1% as compared to 3.3% for the same period in the prior year. This decrease was primarily due to the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. This was partially offset by investments in the Company's information systems staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three months ended May 3, 1997 was $4,219,000 as compared to $4,028,000 for the same period in the prior year. The interest expense relates primarily to borrowings which funded the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

MERGER-RELATED COSTS. The Company charged to expense in the quarter ended May 3, 1997 certain nonrecurring costs consisting primarily of legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the pending merger with Office Depot, Inc.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates increased to $5,953,000 for the three months ended May 3, 1997 as compared to $3,714,000 for the same period in the prior year. The increase is primarily due to the increase in the number of open stores from 47 as of May 4, 1996 to 56 as of May 3, 1997. The initial investments in overhead, labor and advertising, combined with the fact that new stores typically generate lower sales than mature stores, cause new stores to be unprofitable initially. There can be no assurance that the Company's joint ventures will become profitable.

On May 6, 1997 and May 7, 1997, the Company acquired from Kingfisher PLC its interests in the two European joint ventures, Staples UK and MAXI-Papier-Markt-GmbH ("MAXI"), respectively. As a result of the acquisition, the Company's ownership interest of Staples UK increased to 100% and its ownership of MAXI increased to approximately 92%. The transactions are being accounted for as purchases and the consolidated results of these entities will be reflected in the Company's financial statements in the second quarter of fiscal 1997. As of May 3, 1997, Staples UK and MAXI operated 40 and 16 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended May 3, 1997, cash and cash equivalents increased by $68,652,000. The principal sources of cash consisted of cash provided by financing activities of $67,879,000 which primarily represents an increase in the borrowings under the existing revolving credit and term loan facility and cash provided by operations of $38,933,000. The borrowings were primarily in anticipation of the acquisition of Staples UK and MAXI for $57,000,000 on May 6 and 7, 1997, respectively. The cash provided by operations primarily represents increases in accounts payable and accrued expenses of $29,786,000 which financed the increase in merchandise inventory related to new store openings and expanded product assortments. This was partially offset by cash used in investing activities of $37,087,000, which includes capital expenditures of $36,174,000 primarily incurred in connection with the opening of 43 new stores.

The Company opened 43 stores and closed one store in North America during the three months ended May 3, 1997, and expects to open approximately 75 additional stores in the last three quarters of fiscal 1997. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $105,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of operating cash flow and borrowings from its existing revolving line of credit.

The Company maintains a five-year revolving credit facility, effective through July 2001, with a syndicate of banks which provides up to $350,000,000 of borrowings. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of May 3, 1997, borrowings pursuant to the revolving credit facility totaled $123,000,000. Total cash, short-term investments and available revolving credit amounts totaled $429,000,000 as of May 3, 1997.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for at least the next twelve months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through additional commercial bank debt arrangements.

The discussion in this section relates to the Company's liquidity situation and needs without giving effect to the pending merger with Office Depot, Inc.

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

The Company has a presence in international markets through its recently acquired joint ventures in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its North American stores, in addition to a number of risks inherent in foreign operations, including local customs and competitive conditions, and foreign currency fluctuations. Staples' foreign operations are currently unprofitable, and there can be no assurance that they will become profitable.

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

A.   Exhibits
     3.1  By-laws, as amended and restated.

B.   Reports on Form 8-K.
     None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     June 13, 1997                        /s/ John J. Mahoney
       ------------------                      ----------------------------
                                               John J. Mahoney
                                               Executive Vice President and
                                                 Chief Financial Officer