Form 10-Q
period 1997-08-02
STAPLES INC
filed 1997-09-12
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 2, 1997
                                ------------------------------------------------

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


                    One Research Drive, Westborough, MA 01581
              ----------------------------------------------------
              (Address of principal executive office and zip code)


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


The registrant had 163,778,780 shares of Common Stock, par value $.0006, outstanding as of August 29, 1997.

                                    FORM 10-Q

                                  STAPLES, INC.

                                 AUGUST 2, 1997




                                TABLE OF CONTENTS
                                -----------------

                                                                        Page
                                                                        ----

Consolidated Balance Sheets ........................................     3

Consolidated Statements of Income ..................................     4

Consolidated Statements of Cash Flows ..............................     5

Notes to Consolidated Financial Statements .........................     6-7

Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..........................     8-12

Part II ............................................................    13-14

Signature ..........................................................    15

                         STAPLES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           August 2,
                                                                             1997                  February 1,
                                                                          (Unaudited)                  1997
                                                                          -----------              -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ......................................     $   99,170                $   98,143
     Short-term investments .........................................          2,169                     7,986
     Merchandise inventories ........................................      1,012,623                   813,661
     Receivables, net ...............................................        173,812                   167,072
     Prepaid expenses and other current assets ......................         68,395                    64,486
                                                                          ----------                ----------
         TOTAL CURRENT ASSETS .......................................      1,356,169                 1,151,348

PROPERTY AND EQUIPMENT:
      Land and buildings ............................................         91,446                    73,070
      Leasehold improvements ........................................        265,907                   231,604
      Equipment .....................................................        226,375                   197,258
      Furniture and fixtures ........................................        146,603                   111,967
                                                                          ----------                ----------
         TOTAL PROPERTY AND EQUIPMENT ...............................        730,331                   613,899
      Less accumulated depreciation and amortization ................        221,696                   171,042
                                                                          ----------                ----------
         NET PROPERTY AND EQUIPMENT .................................        508,635                   442,857

OTHER ASSETS:
      Lease acquisition costs, net of amortization ..................         45,071                    42,552
      Investment in affiliates ......................................              0                    40,542
      Goodwill, net of amortization .................................        140,526                    81,306
      Other .........................................................         37,691                    29,147
                                                                          ----------                ----------
         TOTAL OTHER ASSETS .........................................        223,288                   193,547
                                                                          ----------                ----------
                                                                          $2,088,092                $1,787,752
                                                                          ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..............................................     $  549,731                $  421,051
      Accrued expenses and other current liabilities ................        204,542                   174,284
      Debt maturing within one year .................................         40,799                     7,220
                                                                          ----------                ----------
         TOTAL CURRENT LIABILITIES ..................................        795,072                   602,555

LONG-TERM DEBT ......................................................        159,696                    91,342
OTHER LONG-TERM OBLIGATIONS .........................................         35,422                    32,169
CONVERTIBLE DEBENTURES ..............................................        300,000                   300,000
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value-authorized
      5,000,000 shares; no shares issued ............................              0                         0
      Common stock, $.0006 par value-authorized
      500,000,000 shares; issued
      163,640,376 shares at August 2, 1997 and
      162,277,375 shares at February 1, 1997 ........................            100                        98
      Additional paid-in capital ....................................        525,409                   508,868
      Cumulative foreign currency translation adjustments ...........         (3,842)                     (128)
      Unrealized gain/(loss) on short-term investments ..............              7                        11
      Retained earnings .............................................        276,392                   253,183
      Less: 39,433 shares of treasury stock, at cost ................           (346)                     (346)
      Minority interest .............................................            182                         0
                                                                          ----------                ----------
         TOTAL STOCKHOLDERS' EQUITY .................................        797,902                   761,686
                                                                          ----------                ----------
                                                                          $2,088,092                $1,787,752
                                                                          ==========                ==========

      See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                  (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (Unaudited)                            (Unaudited)
                                                                13 Weeks Ended                         26 Weeks Ended
                                                       --------------------------------        --------------------------------
                                                         August 2,           August 3,           August 2,           August 3,
                                                           1997                1996                1997                1996
                                                       ------------        ------------        ------------        ------------

Sales ..........................................       $  1,061,867        $    808,056        $  2,216,861        $  1,724,856
Cost of goods sold and occupancy costs .........            806,355             616,985           1,692,594           1,325,212
                                                       ------------        ------------        ------------        ------------
    GROSS PROFIT ...............................            255,512             191,071             524,267             399,644

Operating expenses:
  Operating and selling ........................            168,364             125,401             353,158             272,098
  Pre-opening ..................................              2,316               3,302               5,178               5,090
  General and administrative ...................             44,596              28,851              80,608              59,480
  Amortization of goodwill .....................              1,049                 576               1,621               1,136
                                                       ------------        ------------        ------------        ------------
    TOTAL OPERATING EXPENSES ...................            216,325             158,130             440,565             337,804
                                                       ------------        ------------        ------------        ------------

    OPERATING INCOME ...........................             39,187              32,941              83,702              61,840

Other income (expense):
  Interest and other expense, net ..............             (6,217)             (5,165)            (10,436)             (9,193)
  Merger-related costs .........................             (9,103)                  0             (29,665)                  0
                                                       ------------        ------------        ------------        ------------
    TOTAL OTHER INCOME (EXPENSE) ...............            (15,320)             (5,165)            (40,101)             (9,193)

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ..............             23,867              27,776              43,601              52,647
Equity in gain/(loss) of affiliates ............                  0              (4,028)             (5,953)             (7,742)
                                                       ------------        ------------        ------------        ------------

    INCOME BEFORE INCOME TAXES .................             23,867              23,748              37,648              44,905
Income tax expense .............................              9,120               9,143              14,495              17,288
                                                       ------------        ------------        ------------        ------------
    NET INCOME BEFORE MINORITY INTEREST ........             14,747              14,605              23,153              27,617
    Minority interest ..........................                 56                   0                  56                   0
                                                       ------------        ------------        ------------        ------------
    NET INCOME .................................       $     14,803        $     14,605        $     23,209        $     27,617
                                                       ============        ============        ============        ============


Net income per common share ....................       $       0.09        $       0.09        $       0.14        $       0.17
                                                       ============        ============        ============        ============

Number of shares used in computing net
    income per common share ....................        168,688,530         166,407,289         168,427,454         165,922,915
                                                       ============        ============        ============        ============


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                (Unaudited)
                                                                                              26 Weeks Ended
                                                                                     ---------------------------------
                                                                                     August 2,               August 3,
                                                                                       1997                    1996
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income .................................................................     $  23,209               $  27,617
    Adjustments to reconcile net income to net cash provided by/
       (used in) operating activities:
       Minority interest .......................................................           (56)                      0
       Depreciation and amortization ...........................................        42,086                  34,093
       Equity in loss of affiliates ............................................         5,953                   7,742
       Net increase in deferred tax assets .....................................       (10,665)                (19,712)
       (Increase)/decrease in assets:
         Merchandise inventories ...............................................      (140,973)               (119,763)
         Receivables ...........................................................         2,835                 (68,637)
         Prepaid expenses and other assets .....................................        (1,171)                 (8,359)
       Increase in accounts payable, accrued
         expenses and other current liabilities ................................       130,784                 107,648
       Increase in other long-term obligations .................................         3,418                   5,378
                                                                                     ---------               ---------
                                                                                        32,211                 (61,610)
                                                                                     ---------               ---------
    NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES ........................        55,420                 (33,993)

INVESTING ACTIVITIES:
    Acquisition of property and equipment ......................................       (77,219)                (94,599)
    Proceeds from sales and maturities of short-term investments ...............         5,817                  10,144
    Acquisition of businesses, net of cash acquired ............................       (77,808)                      0
    Investment in affiliates ...................................................        (1,606)                (11,887)
    Acquisition of lease rights ................................................        (2,402)                 (3,922)
    Other ......................................................................         1,910                   1,578
                                                                                     ---------               ---------
    NET CASH USED IN INVESTING ACTIVITIES ......................................      (151,308)                (98,686)

FINANCING ACTIVITIES:
    Proceeds from sale of capital stock ........................................        11,563                  10,726
    Proceeds from borrowings ...................................................       762,698                 112,496
    Payments on borrowings .....................................................      (676,619)                (43,480)
                                                                                     ---------               ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................        97,642                  79,742

    Effect of exchange rate changes on cash ....................................          (727)                     (3)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........................         1,027                 (52,940)
Cash and cash equivalents at beginning of period ...............................        98,143                  98,130
                                                                                     ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $  99,170               $  45,190
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

Note 2 - Computation of Earnings Per Share
------------------------------------------

Average common and common equivalent shares used in computing earnings per share include approximately 5,535,000 and 6,554,000 shares for the quarters ended August 2, 1997 and August 3, 1996, respectively, as a result of applying the treasury stock method to outstanding stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which must be adopted in the fourth quarter ending January 31, 1998. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the second quarter ending August 2, 1997 and August 3, 1996 is not expected to be material.

Note 3 - Acquisitions
---------------------

On May 6, 1997 and May 7, 1997, the Company acquired from Kingfisher PLC its interests in Staples UK and MAXI-Papier-Markt-GmbH ("Maxi"). As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Maxi increased to approximately 93%. Staples UK and Maxi operate a chain of office products superstores in the UK and Germany, respectively. The cash purchase price of approximately $57 million was generated through additional borrowings under the Company's existing revolving credit and term loan facility. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the results of operations of Staples UK and Maxi have been included in the Company's consolidated financial statements from May 6, 1997 and May 7, 1997, respectively. Unaudited pro forma net income and earnings per share presents the combined results of operations as if the acquisitions happened as of the beginning of fiscal year 1997 and

1996. Unaudited pro forma net income is $19,548,000 and earnings per share is $0.12 and $22,884,000 and $0.14 for the six months ended August 2, 1997 and August 3, 1996, respectively. The excess of the purchase price has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

Note 4 - Recent Developments
----------------------------

On July 2, 1997, after an unfavorable ruling by the United States District Court, Staples announced that it had terminated its Agreement and Plan of Merger with Office Depot, Inc. ("Office Depot").

The Company charged to expense in the three and six months ended August 2, 1997, merger costs of $9,103,000 and $29,665,000, respectively. These costs relate primarily to legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the proposed merger with Office Depot. Excluding the merger costs, earnings per share would have been $0.12 and $0.25 for the three and six months ended August 2, 1997, respectively.

Note 5 - Subsequent Event
-------------------------

On August 12, 1997, the Company issued $200,000,000 of senior notes (the "Notes") maturing on August 15, 2007 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Notes are unsecured and unsubordinated obligations of the Company and are not redeemable by the Company prior to their stated maturity.

Note 6 - New Accounting Pronouncements
--------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") effective fiscal year 1998. Statement 130 requires comprehensive income items recorded in stockholders' equity to be shown in a separate financial statement. Statement 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". It establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. The Company has not determined the effects, if any, that Statement 130 and Statement 131 will have on the consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

SALES. Sales increased 31% to $1,061,867,000 in the quarter ended August 2, 1997 from $808,056,000 in the quarter ended August 3, 1996 and increased 29% to $2,216,861,000 for the six months ended August 2, 1997 compared to $1,724,856,000 for the six months ended August 3, 1996. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and in the delivery and contract stationer segments, and the consolidation of the sales of Staples UK and Maxi. Comparable store and delivery hub sales for the quarter ended August 2, 1997 increased 11% over the quarter ended August 3, 1996, and increased 10% for the six months ended August 2, 1997 versus the six months ended August 3, 1996. Comparable sales in the contract stationer segment increased 14% for the quarter ended August 2, 1997 versus the quarter ended August 3, 1996 and increased 13% for the six months ended August 2, 1997 versus the six months ended August 3, 1996. The Company had 682 stores open as of August 2, 1997 compared to 511 stores as of August 3, 1996 and 557 stores open as of February 1, 1997; this total includes 27 stores opened during the three months ended August 2, 1997 and 70 stores opened and one store closed during the six months ended August 2, 1997; 56 stores were acquired in the UK and Germany as a result of the acquisitions of Staples UK and Maxi, respectively, in the three months ended August 2, 1997.

GROSS PROFIT. Gross profit as a percentage of sales was 24.1% and 23.6% for the three and six months ended August 2, 1997 as compared to 23.6% and 23.2% for the same periods in the prior year. The increase in gross profit rate for the three and six months ended August 2, 1997 was primarily due to improved margins in the retail and delivery business segments due to lower product costs from vendors as a result of increased purchase discounts and changes in product mix as well as the leveraging of distribution center and delivery costs over a larger sales base. This was partially offset by decreases in the margin rates in the retail store segment, due to price reductions as well as an increase in the sales of computer CPU's (which generate a lower margin rate than other categories) from 6.1% and 7.3% of sales to 6.3% and 7.4% of sales for the three and six months ended August 3, 1996 and August 2, 1997, respectively.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, increased as a percentage of sales in the three and six months ended August 2, 1997 to 15.9%, as compared to 15.5% and 15.8% for the same periods in the prior year. The increase is primarily due to the acquisitions of Staples UK and Maxi, which have higher costs as a percentage of sales, as well as increased store labor and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and to enhance customer service. This increase was partially offset by increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased.

Staples UK and Maxi store expenses are higher as a result of their earlier stage of development. While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. During periods when new store openings as a percentage of the base are higher, store operating and selling expenses as a percentage of sales may increase. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales.

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $86,000 and $74,000 per store for the three and six months ended August 2, 1997, respectively, as compared to $85,000 and $74,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and six months ended August 2, 1997 increased as a percentage of sales to 4.2% and 3.6%, respectively, as compared to 3.6% and 3.4% for the same periods in the prior year. This increase was primarily due to the acquisitions of Staples UK and Maxi, which have higher costs as a percentage of sales; as their store base matures overhead expenses should decrease as a percentage of sales. This was partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. In addition, the Company has made investments in the Company's information systems staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and six months ended August 2, 1997 was $6,217,000 and $10,436,000 as compared to $5,165,000 and $9,193,000 for the same periods in the prior year. The interest expense relates primarily to increased borrowings which funded the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

MERGER-RELATED COSTS. The Company charged to expense in the three and six months ended August 2, 1997 certain non-recurring costs consisting primarily of legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the proposed merger with Office Depot, Inc.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates was $5,953,000 for the six months ended August 2, 1997 as compared to $4,028,000 and $7,742,000 for the three and six months ended August 3, 1996. The Company recorded no equity in loss of affiliates for the three months ended August 2, 1997. This is due to the acquisition of Staples UK and Maxi on May 6, 1997 and May 7, 1997, in which the Company acquired from Kingfisher PLC its interests in the two European joint ventures. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Maxi increased to approximately 93%. The transactions were accounted for as purchases and the consolidated results of these entities are reflected in the Company's financial statements for the three months ended August 2, 1997. Prior to the acquisitions, Staples UK and Maxi were accounted for under the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. As of August 2, 1997, Staples UK and Maxi operated 40 and 16 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended August 2, 1997, cash and cash equivalents increased by $1,027,000. The principal sources of cash consisted of cash provided by financing activities of $97,642,000, which primarily represents an increase in the borrowings under the existing revolving credit and term loan facility and cash provided by operations of $55,420,000. The borrowings were primarily for the acquisitions of Staples UK and Maxi for a total of $57,000,000 on May 6 and 7, 1997, respectively. The increase in accounts payable and accrued expenses financed the increase in merchandise inventory related to new store openings and expanded product assortments, while the remaining cash was generated from operations. This was offset by cash used in investing activities of $151,308,000, which includes capital expenditures of $77,219,000 primarily incurred in connection with the opening of 70 new stores and cash used in the acquisition of Staples UK and Maxi, net of cash acquired, of $77,808,000.

The Company expects to open approximately 60 stores in the last two quarters of fiscal 1997. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $84,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

The Company issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Company's Notes will be used for repayment of indebtedness under the Company's revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

The Company also maintains a revolving credit facility, effective through July 2001, with a syndicate of banks which provides up to $350,000,000 of borrowings. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of August 2, 1997, borrowings pursuant to the revolving credit facility totaled $149,895,000. Total cash, short-term investments and available revolving credit amounts totaled $337,400,000 as of August 2, 1997.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve to eighteen months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through additional commercial bank debt arrangements.

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

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 115 stores in the United States and Canada in fiscal 1996 and plans to open approximately 130 new stores in fiscal 1997. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

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

The Company currently expects that its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other operating cash needs for the next twelve to eighteen months. However, there can be no assurance that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. There also can be no assurance that the additional funds required by the Company, whether within the next eighteen months or thereafter, will be available to the Company on satisfactory terms.

                          PART II -- OTHER INFORMATION


Items 1-3, 5 - Not applicable.
------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Special Meeting of Stockholders (the "Special Meeting") held on June 18, 1997, the following matters were acted upon by the stockholders of the Company:

1. The approval of the issuance of shares of Common Stock, $.0006 per share, of the Company (the "Common Stock"), pursuant to the Agreement and Plan of Merger dated as of September 4, 1996, as amended on January 17, 1997 and May 27, 1997 (as amended, the "Merger Agreement"), among the Company, Marlin Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("Marlin"), and Office Depot, Inc., a Delaware corporation ("Office Depot"), pursuant to which, among other things, (a) Marlin would be merged with and into Office Depot, which would be the surviving corporation, and Office Depot would become a wholly-owned subsidiary of the Company and (b) each outstanding share of common stock, par value $.01 per share, of Office Depot would be converted into the right to receive 1.14 shares of Common Stock.

2. The approval of an amendment to the Company's 1992 Equity Incentive Plan increasing the number of shares issuable thereunder from 21,600,000 to 39,000,000.

The number of shares of Common Stock outstanding and entitled to vote at the Special Meeting was 162,084,342. The results of the voting on each of the matters presented to the stockholders at the Special Meeting are presented below:

                                         Number of Shares of Common Stock Represented By
                                         -----------------------------------------------

                                    Votes            Votes                                Broker
         Matter                      For            Against             Abstentions      Non-Votes
         ------                  -----------        -------             -----------      ---------

1.  Approval of Issuance
    of Common Stock
    pursuant to the Merger
    Agreement                    124,036,485         823,114              421,266           N/A

2.  Approval of Amendment
    to 1992 Equity Incentive
    Plan                          84,118,027      40,514,025              648,813           N/A

A description of the matters voted on by the stockholders is contained in the Company's Registration Statement on Form S-4, which is on file with the Securities and Exchange Commission.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------

A.  Exhibits

      10.1 Indentures dated as of August 12, 1997 between Staples, Inc. and The Chase Manhattan Bank, as Trustee, regarding Senior Debt Securities and Subordinated Debt Securities.
      12.1  Computation of Ratio of Earnings to Fixed Charges.

B.  Reports on Form 8-K.

    The Company filed the following reports on Form 8-K during the fiscal quarter ended August 2, 1997.

    1. Report on Form 8-K dated May 27, 1997, reporting Amendment No. 2 dated as of May 27, 1997 to Agreement and Plan of Merger dated September 4, 1996 by and among Staples, Inc., Marlin Acquisition Corp., and Office Depot, Inc.

    2. Report on Form 8-K dated June 26, 1997, reporting June 26, 1997 agreement between Staples, Inc. and Office Depot, Inc. that neither party would exercise its right to terminate the Agreement and Plan of Merger prior to July 15, 1997 without written consent of the other party.

    3. Report on Form 8-K dated July 2, 1997, reporting the Termination Agreement between Staples, Inc. and Office Depot, Inc.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 12, 1997                    /s/ John J. Mahoney
       ------------------                    ------------------------------
                                             John J. Mahoney
                                             Executive Vice President and
                                               Chief Financial Officer