Form 10-Q/A
period 1997-08-02
STAPLES INC
filed 1997-09-16
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          Amendment on Form 10-Q/A to
                         Quarterly Report on FORM 10-Q



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

A.  Exhibits

      10.1  Indentures dated as of August 12, 1997 between Staples, Inc. and
            The Chase Manhattan Bank, as Trustee, regarding Senior Debt
            Securities and Subordinated Debt Securities.
      12.1  Computation of Ratio of Earnings to Fixed Charges.
      27    Financial Data Schedule.

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





Date:  September 16, 1997                    /s/ John J. Mahoney
       ------------------                    ------------------------------
                                             John J. Mahoney
                                             Executive Vice President and
                                               Chief Financial Officer