Form 10-Q
period 1997-11-01
STAPLES INC
filed 1997-12-12
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 1, 1997
                               ------------------------------------------------

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

The registrant had 166,747,813 shares of Common Stock, par value $.0006, outstanding as of November 29, 1997.

                                    FORM 10-Q

                                  STAPLES, INC.

                                NOVEMBER 1, 1997




                                TABLE OF CONTENTS
                                -----------------

                                                                          PAGE

Consolidated Balance Sheets ..........................................     3

Consolidated Statements of Income ....................................     4

Consolidated Statements of Cash Flows ................................     5

Notes to Consolidated Financial Statements ...........................     6-7

Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...........................     8-12

Part II ..............................................................    13

Signature ............................................................    14

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                November 1,
                                                                    1997           February 1,
                                                                (Unaudited)           1997
                                                                -----------        -----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .........................       $   227,603        $    98,143
      Short-term investments ............................               761              7,986
      Merchandise inventories ...........................         1,050,205            813,661
      Receivables, net ..................................           216,139            167,072
      Prepaid expenses and other current assets .........            63,087             64,486
                                                                -----------        -----------
           TOTAL CURRENT ASSETS .........................         1,557,795          1,151,348

PROPERTY AND EQUIPMENT:
      Land and buildings ................................           113,163             73,070
      Leasehold improvements ............................           276,052            231,604
      Equipment .........................................           245,079            197,258
      Furniture and fixtures ............................           158,222            111,967
                                                                -----------        -----------
           TOTAL PROPERTY AND EQUIPMENT .................           792,516            613,899
      Less accumulated depreciation and amortization ....           241,109            171,042
                                                                -----------        -----------
           NET PROPERTY AND EQUIPMENT ...................           551,407            442,857

OTHER ASSETS:
      Lease acquisition costs, net of amortization ......            44,212             42,552
      Investment in affiliates ..........................                 0             40,542
      Goodwill, net of amortization .....................           139,860             81,306
      Other .............................................            39,600             29,147
                                                                -----------        -----------
           TOTAL OTHER ASSETS ...........................           223,672            193,547
                                                                -----------        -----------
                                                                $ 2,332,874        $ 1,787,752
                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable ..................................       $   626,818        $   421,051
      Accrued expenses and other current liabilities ....           253,317            174,284
      Debt maturing within one year .....................            43,096              7,220
                                                                -----------        -----------
           TOTAL CURRENT LIABILITIES ....................           923,231            602,555

LONG-TERM DEBT ..........................................           210,174             91,342
OTHER LONG-TERM OBLIGATIONS .............................            37,139             32,169
CONVERTIBLE DEBENTURES ..................................           300,000            300,000
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value-authorized
      5,000,000 shares; no shares issued ................                 0                  0
      Common stock, $.0006 par value-authorized
      500,000,000 shares; issued
      166,553,799 shares at November 2, 1997 and
      162,277,375 shares at February 1, 1997 ............               102                 98
      Additional paid-in capital ........................           547,166            508,868
      Cumulative foreign currency translation adjustments            (4,611)              (128)
      Unrealized gain/(loss) on short-term investments ..                 9                 11
      Retained earnings .................................           319,852            253,183
      Less: 39,433 shares of treasury stock, at cost ....              (346)              (346)
      Minority interest .................................               158                  0
                                                                -----------        -----------
               TOTAL STOCKHOLDERS' EQUITY ...............           862,330            761,686
                                                                -----------        -----------
                                                                $ 2,332,874        $ 1,787,752
                                                                ===========        ===========

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                      (Unaudited)                           (Unaudited)
                                                     13 Weeks Ended                        39 Weeks Ended
                                             ------------------------------        ------------------------------
                                             November 1,        November 2,        November 1,        November 2,
                                                1997               1996               1997               1996
                                            -----------        -----------        -----------        -----------
Sales ....................................   $ 1,414,224        $ 1,078,820        $ 3,631,085        $ 2,803,676
Cost of goods sold and occupancy costs ...     1,070,402            821,378          2,762,996          2,146,590
                                             -----------        -----------        -----------        -----------
    GROSS PROFIT .........................       343,822            257,442            868,089            657,086

Operating expenses:
  Operating and selling ..................       214,464            158,663            567,622            430,761
  Pre-opening ............................         2,773              2,700              7,951              7,790
  General and administrative .............        48,468             34,693            129,076             94,173
  Amortization of goodwill ...............         1,008                577              2,629              1,713
                                             -----------        -----------        -----------        -----------
    TOTAL OPERATING EXPENSES .............       266,713            196,633            707,278            534,437
                                             -----------        -----------        -----------        -----------

    OPERATING INCOME .....................        77,109             60,809            160,811            122,649

Other income (expense):
  Interest and other expense, net ........        (6,466)            (5,384)           (16,902)           (14,577)
  Merger-related costs ...................             0                  0            (29,665)                 0
                                             -----------        -----------        -----------        -----------
    TOTAL OTHER INCOME (EXPENSE) .........        (6,466)            (5,384)           (46,567)           (14,577)

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ........        70,643             55,425            114,244            108,072
 Equity in gain/(loss) of affiliates .....             0             (3,520)            (5,953)           (11,262)
                                             -----------        -----------        -----------        -----------

   INCOME BEFORE INCOME TAXES ............        70,643             51,905            108,291             96,810
Income tax expense .......................        27,198             19,984             41,692             37,272
                                             -----------        -----------        -----------        -----------
   NET INCOME BEFORE MINORITY INTEREST            43,445             31,921             66,599             59,538
  Minority interest ......................            15                  0                 70                  0
                                             -----------        -----------        -----------        -----------
   NET INCOME ............................   $    43,460        $    31,921        $    66,669        $    59,538
                                             ===========        ===========        ===========        ===========


Net income per common share ..............   $      0.26        $      0.19        $      0.39        $      0.36
                                             ===========        ===========        ===========        ===========

Number of shares used in computing net
     income per common share .............   170,412,000        167,374,906        169,089,000        166,406,912
                                             ===========        ===========        ===========        ===========


                 See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                               (Unaudited)
                                                                             39 Weeks Ended
                                                                       ----------------------------
                                                                       November 1,      November 2,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income .................................................       $  66,669        $  59,538
    Adjustments to reconcile net income to net cash provided by/
       (used in) operating activities:
       Minority interest .......................................             (66)               0
       Depreciation and amortization ...........................          63,526           51,288
       Equity in loss of affiliates ............................           5,953           11,262
       Net increase in deferred tax assets .....................          (8,025)         (21,977)
       (Increase)/decrease in assets:
          Merchandise inventories ..............................        (179,470)        (170,394)
          Receivables ..........................................         (39,454)         (96,662)
          Prepaid expenses and other assets ....................            (694)         (11,986)
       Increase in accounts payable, accrued
          expenses and other current liabilities ...............         259,293          191,618
       Increase in other long-term obligations .................           5,294            4,091
                                                                       ---------        ---------
                                                                         106,357          (42,760)
                                                                       ---------        ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ..................         173,026           16,778

INVESTING ACTIVITIES:
    Acquisition of property and equipment ......................        (139,826)        (152,497)
    Proceeds from sales and maturities of short-term
      investments ..............................................          12,570           10,144
    Purchase of short-term investments..........................          (5,345)          (4,607)
    Acquisition of businesses, net of cash acquired.............         (77,808)               0
    Investment in affiliates ...................................          (1,140)         (10,368)
    Acquisition of lease rights ................................          (2,533)          (3,734)
    Other ......................................................           5,682            4,321
                                                                       ---------        ---------
    NET CASH USED IN INVESTING ACTIVITIES ......................        (208,400)        (156,741)

FINANCING ACTIVITIES:
    Proceeds from sale of capital stock ........................          28,242           14,227
    Proceeds from borrowings ...................................         798,394          316,476
    Payments on borrowings .....................................        (659,719)        (221,395)
                                                                       ---------        ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..................         166,917          109,308

    Effect of exchange rate changes on cash ....................          (2,083)             795

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ...........         129,460          (29,860)
Cash and cash equivalents at beginning of period ...............          98,143           98,130
                                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................       $ 227,603        $  68,270
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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

Average common and common equivalent shares used in computing earnings per share include approximately 5,481,000 and 6,626,000 shares for the quarters ended November 1, 1997 and November 2, 1996, respectively, as a result of applying the treasury stock method to outstanding stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which must be adopted in the fourth quarter ending January 31, 1998. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ending November 1, 1997 and November 2, 1996 is not material.

NOTE 3 - ACQUISITIONS

On May 6, 1997 and May 7, 1997, the Company acquired from Kingfisher PLC its interests in Staples UK and MAXI-Papier-Markt-GmbH ("Maxi"). As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Maxi increased to approximately 93%. Staples UK and Maxi operate a chain of office products superstores in the UK and Germany, respectively. The aggregate cash purchase price of approximately $57 million was generated through additional borrowings under the Company's existing revolving credit. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the results of operations of Staples UK and Maxi have been included in the Company's consolidated financial statements from May 6, 1997 and May 7, 1997, respectively. Unaudited pro forma net income and earnings per share, assuming the acquisitions had been consummated as of the beginning of fiscal year 1996, were $63,008,000 and $0.37, respectively, for the nine months ended November 1, 1997, and $52,612,000 and $0.32, respectively, for the nine months ended November 2, 1996. The excess of the purchase price over the fair market value of the acquired assets has been recorded as goodwill and is being amortized on a straight line basis over 40 years.

NOTE 4 - RECENT DEVELOPMENTS

On July 2, 1997, after an unfavorable ruling by the United States District Court, Staples announced that it had terminated its Agreement and Plan of Merger with Office Depot, Inc. ("Office Depot").

The Company charged to expense merger costs of $29,665,000 for the nine months ended November 1, 1997. These costs relate primarily to legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the proposed merger with Office Depot. Excluding the merger costs, earnings per share would have been $0.50 for the nine months ended November 1, 1997.

NOTE 5 - SUBSEQUENT EVENT

On November 13, 1997, the Company entered into a new $350,000,000 five-year revolving credit agreement with a syndicate of banks. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, one-half of one percent (1/2%) per annum above the Federal Funds Effective Rate, or the LIBOR rate plus a percentage spread based upon certain defined ratios and the Company's debt rating.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") effective fiscal year 1998. Statement 130 requires comprehensive income items recorded in stockholders' equity to be shown in a separate financial statement. Statement 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. The Company has not determined the effects, if any, that Statement 130 and Statement 131 will have on its consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES. Sales increased 31% to $1,414,224,000 in the quarter ended November 1, 1997 from $1,078,820,000 in the quarter ended November 2, 1996 and increased 30% to $3,631,085,000 for the nine months ended November 1, 1997 compared to $2,803,676,000 for the nine months ended November 2, 1996. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and in the delivery and contract stationer segments, and the consolidation of the sales of Staples UK and Maxi. Comparable store and delivery hub sales for the quarter ended November 1, 1997 increased 10% over the quarter ended November 2, 1996, and increased 10% for the nine months ended November 1, 1997 versus the nine months ended November 2, 1996. Comparable sales in the contract stationer segment increased 13% for the quarter ended November 1, 1997 versus the quarter ended November 2, 1996 and increased 13% for the nine months ended November 1, 1997 versus the nine months ended November 2, 1996. The Company had 720 stores open as of November 1, 1997 compared to 550 stores as of November 2, 1996 and 557 stores open as of February 1, 1997. The November 1, 1997 total includes 38 stores opened during the three months ended November 1, 1997 and 108 stores opened and one store closed during the nine months ended November 1, 1997; and 56 stores that were acquired in the UK and Germany as a result of the acquisitions of Staples UK and Maxi, in the nine months ended November 1, 1997.

GROSS PROFIT. Gross profit as a percentage of sales was 24.3% and 23.9% for the three and nine months ended November 1, 1997, respectively, as compared to 23.9% and 23.4%, respectively, for the same periods in the prior year. The increase in gross profit rate for the three and nine months ended November 1, 1997 was primarily due to improved margins in the retail and delivery business segments due to lower product costs from vendors as a result of increased purchase discounts and changes in product mix as well as the leveraging of distribution center and delivery costs over a larger sales base. This was partially offset by decreases in the margin rates in the retail store segment, due to price reductions as well as an increase in the sales of computer hardware (which generate a lower margin rate than other categories) from 7.9% and 7.5% of sales for the three and nine months ended November 2, 1996, to 9.9% and 7.7% of sales for the three and nine months ended November 1, 1997, respectively.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, increased as a percentage of sales in the three and nine months ended November 1, 1997 to 15.2% and 15.6% respectively, as compared to 14.7% and 15.4% for the same periods in the prior year. The increase is primarily due to the acquisitions of Staples UK and Maxi, which have higher costs as a percentage of sales, as well as planned increases in advertising and circulars. This increase was partially offset by increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased.

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

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $73,000 and $74,000, respectively, per store for the three and nine months ended November 1, 1997, respectively, as compared to $69,000 and $72,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and nine months ended November 1, 1997 increased as a percentage of sales to 3.4% and 3.6%, respectively, as compared to 3.2% and 3.4%, respectively, for the same periods in the prior year. This increase was primarily due to the acquisitions of Staples UK and Maxi, which have higher costs as a percentage of sales; as their store base matures overhead expenses should decrease as a percentage of sales. This increase was partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business. In addition, the Company has made investments in the Company's information systems staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended November 1, 1997 was $6,466,000 and $16,902,000 as compared to $5,384,000 and $14,577,000, respectively, for the same periods in the prior year. The interest expense relates primarily to increased borrowings which funded the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

MERGER-RELATED COSTS. The Company charged to expense in the nine months ended November 1, 1997 certain non-recurring costs consisting primarily of legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the proposed merger with Office Depot, Inc.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates was $5,953,000 for the nine months ended November 1, 1997 as compared to $3,520,000 and $11,262,000, respectively, for the three and nine months ended November 2, 1996. The Company recorded no equity in loss of affiliates for the three months ended November 1, 1997, due to the acquisition of Staples UK and Maxi on May 6, 1997 and May 7, 1997. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Maxi increased to approximately 93%. The transactions were accounted for as purchases and the consolidated results of these entities are reflected in the Company's financial statements since the date of acquisitions. Prior to the acquisitions, Staples UK and Maxi were accounted for under the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. As of November 1, 1997, Staples UK and Maxi operated 40 and 17 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 1, 1997, cash and cash equivalents increased by $129,460,000. The principal sources of cash consisted of cash provided by financing activities of $166,917,000, which primarily represents an increase in the borrowings under the existing revolving credit facility and cash provided by operations of $173,026,000. The borrowings were primarily for the acquisitions of Staples UK and Maxi for a total of $57,000,000 on May 6 and 7, 1997, respectively. The increase in accounts payable and accrued expenses financed the increase in merchandise inventory related to new store openings and expanded product assortments, while the remaining cash was generated from operations. This was offset by cash used in investing activities of $208,400,000, which includes capital expenditures of $139,826,000 primarily incurred in connection with the opening of 108 new stores and cash used in the acquisition of Staples UK and Maxi, net of cash acquired, of $77,808,000.

The Company expects to open approximately twenty-two stores in the last quarter of fiscal 1997. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $30,800,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

The Company issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Company's Notes were used for repayment of indebtedness under the Company's revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Effective November 13, 1997, the Company entered into a new revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of borrowings. This agreement includes, among other conditions and covenants, certain restrictive covenants including net worth maintenance, minimum interest coverage and limitations on indebtedness, sales of assets, and dividends. As of November 1, 1997, borrowings under the prior revolving credit facility totaled $10,435,000. Total cash, short-term investments and available revolving credit amounts totaled $612,422,000 as of November 1, 1997.

The Company expects that its current cash and cash equivalents and funds available under its revolving credit will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve to eighteen months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through additional commercial bank debt arrangements.

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

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 115 stores in the United States and Canada in fiscal 1996 and 108 stores in the first nine months of fiscal year 1997 and plans to continue this aggressive store opening schedule in fiscal year 1998. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

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

The Company has a presence in international markets through its recently acquired operations in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its US stores, in addition to a number of risks inherent in foreign operations, including local customs and competitive conditions, and foreign currency fluctuations. Staples' foreign operations are currently unprofitable, and there can be no assurance that they will become profitable.

The Company currently expects that its current cash and cash equivalents and funds available under its revolving credit and will be sufficient to fund its planned store openings and other operating cash needs for the next twelve to eighteen months. However, there can be no assurance that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. There also can be no assurance that the additional funds required by the Company, whether within the next eighteen months or thereafter, will be available to the Company on satisfactory terms.

                          PART II -- OTHER INFORMATION


ITEMS 1-3, 5 - NOT APPLICABLE.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1997 Annual Meeting of Stockholders (the "Annual Meeting") held on August 26, 1997, the following matters were acted upon by the stockholders of the
Company:

1. The election of Basil L. Anderson, Robert C. Nakasone and Thomas G. Stemberg as directors of the Company.

2. The ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

The number of shares of common stock outstanding and entitled to a vote at the Annual Meeting was 163,396,187. The results of the voting on each of the matters presented to the stockholders at the Annual Meeting are presented below:

                                        Number of Shares of Common Stock Represented By
                                        -----------------------------------------------

                                                                                           Broker
                                     Votes For         Votes Against    Abstentions      Non-votes
                                     ---------         -------------    -----------      ---------
1.   Election of directors:
     Basil L. Anderson              147,269,583             N/A              N/A            N/A
     Robert C. Nakasone             147,252,590             N/A              N/A            N/A
     Thomas G. Stemberg             147,275,680             N/A              N/A            N/A

2.   Ratification of
     Independent Auditors           147,098,625           161,339          711,792          N/A

A description of the matters voted on by stockholders is contained in the Company's definitive Proxy Statement for the Annual Meeting, which is on file with the Securities and Exchange Commission.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits

      10.1  Revolving Credit Agreement dated November 13, 1997.
      12.1  Computation of Ratio of Earnings to Fixed Charges.
      27    Financial Data Schedule.

B.  Reports on Form 8-K.

      None.
                                     Page 13

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    December 12, 1997                         /s/ John J. Mahoney
       --------------------                        -------------------
                                                   John J. Mahoney
                                                   Executive Vice President and
                                                   Chief Administrative Officer