Form 10-K
period 1998-01-31
STAPLES INC
filed 1998-04-17
CIK 791519

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission File Number
    January 31, 1998                                               0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                04-2896127
------------------------                                      ----------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

              One Research Drive, Westborough, Massachusetts 01581
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  508-370-8500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0006 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                              |X| Yes     |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on February 28, 1998 as reported by Nasdaq, was approximately $4.7 billion. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The registrant had 252,154,564 shares of Common Stock outstanding as of February 28, 1998.


                       Documents Incorporated By Reference


     Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

     Portions of the Proxy Statement for the 1998 Annual               Part III
     Meeting of Stockholders

     This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results. "

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     Staples, Inc. ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor with a total of 742 retail stores located in the United States, Canada, the United Kingdom and Germany as of January 31, 1998, in addition to a catalog business and contract stationer operations. The Company's executive offices are located at One Research Drive, Westborough, Massachusetts 01581 (telephone: (508) 370-8500). The Company was organized in November 1985 and is incorporated in the State of Delaware.

BUSINESS STRATEGY

     The Company views the office products market as a large diversified market for office supplies and equipment, business machines and computers, and various business services. Although there are no clear demarcations among segments, the Company targets four principal end-user groups: consumers and home offices; small businesses and organizations with fewer than 50 office workers; medium-size businesses and organizations with more than 50 office workers; and large businesses with more than 1,000 office workers. The Company's ability to address all four major end-user groups increases and diversifies its available market opportunities, increases awareness of the Staples name among customers in all four end-user groups (who often shop across distribution channels) and allows the Company to enjoy a number of important economies of scale. These include increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage certain general and administrative functions.

     The Company effectively reaches different sectors of the office products market through different channels of distribution designed to be convenient to each targeted market sector. Specifically, in-store operations seek to address the retail needs of customers, while the Company's Contract and Commercial division focuses on customers who desire delivery of their office products and other specialized services.

NORTH AMERICAN SUPERSTORES

     Staples' North American retail operations, consisting of 685 stores as of January 31, 1998, are the core business of the Company, generating a substantial majority of its sales and profits. The Company's retail operations focus on serving the needs of customers primarily in the consumer, home office and small business segments of the office products market.

     Superstores. The Company's North American superstores are located in 32 states, the District of Columbia and nine Canadian provinces in both major metropolitan markets and smaller outlying markets. The Company's current superstore prototype is approximately 24,000 square feet and offers about 8,000 different stock keeping units ("SKUs"). The Company's strategy for its North American superstores focuses on four key objectives: (i) providing superior customer value through a combination of broad product selection, everyday low prices, outstanding customer service and convenient locations; (ii) increasing the Company's presence in targeted markets by adding new superstores and achieving economies of scale in most of the major markets where it competes;
(iii) reducing operating costs to the lowest level consistent with providing quality merchandise and service; and (iv) offering a comfortable, easy to shop store environment with skilled sales associates available to assist the customer.

     Express Stores. In select urban markets, the Company operates a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores give the Company the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment. Staples Express stores range from approximately 6,000 to 10,000 square feet in size, and generally stock about 6,000 different SKUs.

CONTRACT AND COMMERCIAL

     The Company's Contract and Commercial division is comprised of two principal operations: the Company's catalog business, operating under the name "Staples Direct", and the Company's contract stationer business, operating under the names "Staples National Advantage" and "Staples Business Advantage".

     Staples Direct. Launched in 1990, Staples Direct, the Company's direct mail catalog business, reaches all targeted segments of the office products market seeking the convenience of telephone ordering and free next day delivery for orders over $50. Delivery orders are shipped from the Company's delivery distribution centers and are distributed through dedicated delivery hubs. In some markets, the Company also delivers products directly from its retail stores. The Company markets Staples Direct through both direct mail catalogs and a sales force primarily focused on generating new accounts. The Company recently expanded Staples Direct into and has begun catalog operations in Canada, United Kingdom and Germany.

     Staples National Advantage and Staples Business Advantage. The Company's contract stationer operations focus primarily on serving the needs of medium- to large-size businesses that sometimes may seek more services than are provided by a traditional retail or mail order business, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. The Company's contract stationer business is divided into two segments. Staples National Advantage, which was established in February 1994 through the acquisition of National Office Supply Company, Inc., is a nationwide contract stationer business focused on selling to large multi-regional businesses. Staples Business Advantage focuses on selling to medium- and large-size regional companies and has the flexibility to handle smaller accounts. The Company initially established this business through acquisitions of regional contract stationers, and more recently has entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage.

INTERNATIONAL

     The Company believes that foreign markets provide additional growth opportunities. In 1991, the Company established its first international joint venture, "Business Depot", in Canada. Business Depot became a wholly-owned subsidiary of the Company in 1994 and operates as part of the Company's North American Superstores and Contract and Commercial divisions. The Company also became a partner in two overseas office products superstore joint ventures operating in the United Kingdom under the name "Staples UK" and in Germany under the name "MAXI-Papier-Markt-GmbH" ("MAXI-Papier"). In May 1997, the Company increased its ownership interest in the Staples UK operations to 100% and in MAXI-Papier to approximately 92%. As of January 31, 1998, Staples UK operated 40 stores and MAXI-Papier operated 17 stores. MAXI-Papier recently began operating the German stores under the Staples brand name.

STRATEGIC INITIATIVES

     The Company is focusing on numerous strategic priorities, with the objective of enhancing its position as a leading office products supplier.

     Profitably Increase Retail Sales Per Store. The Company is devoting significant resources and efforts to profitably increase its retail sales per store. Initiatives in this regard include: expanding product selection across all key product categories; improving sales capabilities related to capital goods (such as copiers, fax machines, computers and furniture); enhancing business services; improving in-stock positions; improving customer service; increasing staffing levels and personnel training; expanding store size; and improving shopability and signage. Another key element of this strategy is the Company's ongoing store remodeling program. This continuing remodeling program incorporates the Company's improved Concept 97 store layout, lighting, signage and the overall shopping environment, and will conform existing stores to the new prototype to the maximum extent practicable.

     Continue Rapid Growth in Staples Direct. The Company is implementing a number of actions to profitably grow its delivery business. These actions include: broadening the product offerings available for delivery; offering specialized, more focused marketing; expanding the distribution areas of catalogs; increasing the number of direct sales representatives; providing open account invoicing to large accounts; and increasing distribution capacity. The Company believes that Staples Direct's operations are also benefiting from the increased marketing and advertising undertaken in connection with its store sales growth strategy.

     Continue Store Growth and Strengthen Infrastructure. The Company is continuing its store growth program. In fiscal year 1997, the Company opened 129 new stores in North America and one new store in Europe. In fiscal 1998, the Company intends to open approximately 155 stores in North America and 15 stores in Europe. The Company's store growth strategy follows a three-pronged approach: continuing the growth of its store network in existing markets; entering smaller markets, within both existing and new geographic areas; and entering major new markets. The Company believes that its centralized distribution strategy facilitates its aggressive store growth by enabling the Company to operate smaller stores than would otherwise be required, thus reducing the cost of both opening and operating new stores, while providing the same or better product selection as a larger, competitive store. To support this commitment, the Company is taking steps to strengthen its infrastructure, including its distribution capabilities.

     Improve Productivity. The Company maintains its historical focus on being a low cost operator and believes that it has significant opportunities to reduce costs as a percentage of sales. The Company believes that its future expansion will enable it to leverage certain fixed costs in store operations, marketing, distribution and administration. The Company is also seeking to enhance productivity through improvements in operating practices. The Company continually evaluates the productivity of its retail space and changes assortments, layouts and adjacencies as appropriate. The Contract and Commercial division also seeks to improve the efficiency and productivity of its distribution network.

     Improve Customer Service. The Company has increased staffing levels in stores and delivery operations and made other investments to provide better customer service. Starting in 1995, the Company initiated a corporate-wide CARE program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way". The Company also expanded its "mystery shopper program" in which outside representatives evaluate customer service multiple times per year per store and has tied a portion of incentive compensation to achievement of customer satisfaction goals.

PRODUCTS AND PURCHASING

PRODUCTS

     The Company's current North American superstore prototype stocks over 8,000 brand name and private label office products in each retail location, including office supplies, business machines, computers and related products, office furniture, and other business-related products. The Company tailors its product mix to meet the needs of its customers by regularly evaluating sales and profit performance for each of its SKUs. In order to minimize unit costs and selling prices, the Company sells most products in multi-unit packages. The lot sizes are designed to be large enough to be cost effective without being burdensome to the Company's small business customers.

     The Company guarantees low prices to its customers and will not only match competitive prices but will also pay 55% of the price difference (up to $55) as a credit towards future purchases. The Company continuously compares its pricing against other discount office supply stores, local stationers, nearby warehouse clubs, mass merchants, computer superstores, consumer electronics retailers and mail order stationers to ensure that the strategy of maintaining everyday low prices is achieved.

     The Company also offers its customers an array of services. Customers may place orders by telephone for delivery or for customer pickup. Customers may pay with MasterCard, Visa, American Express, Discover, or Staples private label credit card, in addition to check or cash. The Company also offers customers an option to lease business machines and computers through a third party lessor with varying terms. The Company offers high-speed and self-service copying, overnight mailing, faxing and other print services for its customers. The Company's return policy entitles customers to return all goods, except computers, printers and software, in original packaging within 30 days after the date of sale for a full refund; computers and printers must be returned within 14 days to obtain a full refund. Software packages must be unopened to obtain a full refund within 30 days; open packages will be exchanged only for the same title.

     The Company's Contract and Commercial division carries many of the same products that are sold in the retail stores. Staples Direct catalogs typically contain approximately 5,000 in-stock products; through a special orders catalog, customers are offered an additional 20,000 items. The contract stationer catalog typically offers approximately 6,000 products with unique pricing, billing and other services available to each customer.

     The following table shows sales by each major product line as a percentage of total sales for the periods indicated:

                                                                   Fiscal Year Ended
                                               ----------------------------------------------------------
                                               January 31, 1998     February 1, 1997     February 3, 1996
                                               ----------------------------------------------------------
Office supplies, services and other supplies        44.7%                46.4%                52.4%
Equipment and business machines                     24.0                 22.7                 19.6
Computers and related products                      22.7                 21.6                 19.8
Office furniture                                     8.6                  9.3                  8.2

PURCHASING AND VENDOR SELECTION

     Staples selects its vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition. The Company believes it is able to pursue this purchasing strategy with great effectiveness and at very attractive costs in large part because of its centralized distribution facilities. The Company can purchase in truckload quantities attractively priced high quality products from multiple vendors and thereby achieve substantial cost savings in each product category.

     The Company offers several hundred private label items including copy paper, staplers, envelopes, mailing and shipping supplies, a variety of fastening supplies, chairs, computer accessories, calculators and diskettes. Through its global product sourcing program, the Company is able to procure private label products at lower cost than brand name products, without sacrificing quality.

     Currently, the Company purchases products from several hundred active vendors worldwide. Management believes that competitive sources of supply are available for substantially all products it carries. The Company's buying and merchandising staff centrally performs all product purchasing and merchandise planning for stores with the assistance of integrated computer systems.


DISTRIBUTION

     The Company operates centrally located distribution centers on the East and West coasts to service the majority of its replenishment and delivery requirements for its U.S. retail and catalog operations. The Company's contract stationer operations also utilize additional distribution centers that fulfill the unique needs of their customers. Most products are shipped from the Company's suppliers to the distribution centers for reshipment to Staples stores and delivery hubs, or are directly shipped to customers. The distribution centers employ computerized selection, just-in-time replenishment procedures and material handling equipment that help to minimize overall Company inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce cost. Products generally are delivered to Staples stores within 48 hours after the Company's automated replenishment system generates an order for the product based on daily point of sale information.

     The Company believes its distribution centers provide it with significant labor, merchandise and inventory shrinkage savings by centralizing receiving and handling functions and by enabling the Company to purchase in full truckloads from suppliers. The Company believes that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. The Company's centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

     Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced and the Company operates smaller gross square footage stores than would otherwise be required. Smaller store size reduces the Company's rental costs in the expensive markets in which it currently operates and allows the Company improved flexibility in locating stores more closely to its target customers.

     The Company continues to enhance its distribution network to support its retail stores. The Company recently opened two new distribution centers:
Hagerstown, Maryland (840,000 sq. ft.) in March 1997 and Killingly, Connecticut (310,000 sq. ft.) in January, 1998. In addition, the Company expects to open a 520,000 sq. ft. facility in Rialto, California in early 1999. These 3 new facilities are expected to replace a network of approximately 11 distribution centers formerly used to support U.S. retail operations.

MARKETING STRATEGY

     The Company pursues a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as radio, television, newspaper circulars and print advertising as well as catalogs and a sophisticated direct marketing system. In addition, the Company markets to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. The Company changes its level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows the Company to optimize the effectiveness and efficiency of its marketing expenditures.

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

     In 1997, the Company continued to invest in its nationally recognized television campaign and began to supplement its spot television schedule with network ads. This television advertising is designed to raise awareness of Staples and penetration levels for both the household and business customer segments across the country. In addition, the Company expanded its print advertising campaign in markets identified as having high incremental sales potential and developed additional print programs to support key product categories. The Company also entered into a naming rights agreement with L.A. Arena Company, LLC, which is designing a new state of the art entertainment complex in downtown Los Angeles. This agreement provides the Company with marketing, promotional and signage rights, community-based programs and various amenities in the STAPLES Center for the next 20 years. Finally, the Company continued to build and refine its loyalty program and top customer database in 1997 through its "Dividends" program, which rewards the top store and catalog customers with volume based rebates and a variety of other benefits.

STORE OPERATIONS AND TRAINING

STORE OPERATIONS

     The Company strives to be the lowest cost operator of office products stores servicing its targeted customers. Staples seeks to create stores that appeal to its target customers for their broad selection, everyday low prices, convenience, shopability and helpful service. The Company's stores typically are open 91 hours (seven days) per week; minor variations exist in the European operations.

     Staples retail stores display inventory according to a plan-o-gram that designates graphically the place each item in each section of the store is displayed and specifies the quantity to be stocked. Related items are typically grouped together for customer convenience. Store layouts are as uniform as the various facilities allow, so that products destined for stores can be picked at the distribution center to match store aisles.

     Staples' computer systems replenish inventory levels for each SKU by store based on its rate of sale and variability in rate of sale. Sales and inventory levels are tracked by SKU at each store through the Company's point-of-sale system and are transmitted nightly to the Company's host computer. Reorders from the distribution center are processed so that inventory arrives at Staples stores on a just-in-time basis.

     Stores are brightly lit and products are attractively displayed. Employees are available to consult on purchases, particularly in the Company's furniture, business machines and computer sections, where customers often need assistance in decision-making. A new store layout design was approved for all new stores and remodels in July, 1997. The new design, Concept 97, emphasizes technology sales, service and computer upgrades through the Staples Tech Center. Also included are enhanced product assortments in furniture, paper and office supplies. In the services category, Concept 97 promotes the new Staples Copy Center with enhanced services and, where market conditions warrant, expanded copy centers ranging from 1,300 square feet to 2,500 square feet. The Company will continue to rollout Concept 97 to all new stores and to varying degrees on future remodels. The Company's current store prototype is approximately 24,000 square feet, which allows for enhanced business services, product depth and capital goods sales. Where possible, the Company has expanded existing stores to fit the new format.

     The Company has continued to make an investment in computer-based, multi-media training programs to upgrade staff selling skills and improve customer service at its retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers. Additionally, the Company continues to increase its efforts to improve its in-stock position as well as expand the product depth in certain key categories in order to best serve its customers.

ASSOCIATES AND ASSOCIATE TRAINING

     The Company places great importance on recruiting, training and providing the proper incentives for quality store level personnel. This includes building its store management organization from within. The Company recruits actively on college campuses and also hires talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates. A majority of the Company's store managers have been trained in the Company's management development program.

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

     The Company offers eligible associates the opportunity to acquire equity in the Company through an employee stock purchase plan, and also grants stock options and restricted stock to certain of its associates as an incentive to attract and retain such associates.

     As of January 31, 1998, the Company employed 16,213 full-time and 16,073 part-time employees.


EXPANSION STRATEGY

     The Company's expansion strategy involves the establishment of a strong market position by increasing its presence in targeted metropolitan markets by operating a full network of stores, entering small markets and focusing growth in those markets where products can be cost effectively replenished through its distribution centers. The Company believes that a network of stores in a metropolitan market enhances profitability by leveraging marketing costs, distribution expense and supervision costs.

     The Company currently plans to open approximately 155 stores in North America in fiscal 1998. Approximately 15 store openings are planned for the UK and Germany in fiscal 1998. The Company's growth strategy calls for continuing to increase its presence along both the East and West coasts of the United States as well as portions of the Southeast and Midwest regions. Additionally, the Company plans to expand into one or more major new markets per year as well as numerous smaller markets.

     In determining where to open new stores, the Company evaluates the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competitive factors and other factors. Ideally, stores are located on high-traffic arteries convenient to the targeted businesses and consumers, with parking adequate to support high sales volumes. While most of its stores have been located in conventional strip shopping centers, the Company has also successfully converted non-retail properties to Staples stores. Although the Company often leases second-use properties, it has also entered into ground leases where it plans to build a store or arranged to have landlords construct free-standing buildings to its specifications. In addition, the Company has on numerous occasions acquired lease rights from prior tenants. The Company believes that this flexibility in selecting sites will prove helpful as it seeks to locate additional stores in the difficult real estate markets in which it operates.


COMPETITION

     The Company competes with a variety of retailers, dealers and distributors in the highly competitive office products market. The Company believes its customers choose among suppliers on the basis of price, breadth of selection, service and convenience.

     The Company's target customers have historically been serviced by traditional office products dealers. The Company believes it has competed favorably against these dealers in the past because it generally offered larger discounts off catalog list prices than these dealers. In addition, the Company believes that its broad product line, depth of in-stock inventory and extended store hours offer it competitive advantages. Recently, however, some traditional office product dealers have lowered prices and increased their service levels to become more competitive with discount retailers.

     The Company also competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy, and product selection, including Office Depot, OfficeMax, and Office World as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, the Company's retail stores, as well as its delivery and contract business, compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Such competitors have increased their presence in the Company's markets in recent years. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on the Company's business.


TRADEMARKS

     The Company has registered the marks "Staples" and "Staples- The Office Superstore" on the Principal Register of the United States Patent and Trademark Office and the mark "Staples" in Canada, the United Kingdom and Germany.


ITEM 2.  PROPERTIES

     As of January 31, 1998 the Company operated 742 superstores in 32 states, the District of Columbia, 9 provinces in Canada, 9 regions in the United Kingdom and 5 states in Germany. The Company also operates 34 distribution centers. The following table sets forth the locations of the Company's facilities.

                           NUMBER                                       NUMBER
STATE/PROVINCE/REGION    OF STORES      STATE/PROVINCE/REGION         OF STORES
---------------------    ---------      ---------------------         ---------
UNITED STATES                           UNITED KINGDOM
Arizona                       15        South West                        2
California                   112        South East                        5
Connecticut                   27        London                            5
Delaware                       4        Wales                             3
Florida                       21        East Anglia                       5
Idaho                          3        Midlands                          7
Iowa                          10        North West                        4
Illinois                       8        North East                        7
Indiana                       11        North                             2
Kentucky                       6
Maine                          7        GERMANY
Maryland                      24        Hamburg                           7
Massachusetts                 36        Schleswig-Holstein                1
Michigan                      28        Niedersachsen                     3
Missouri                       1        Bremen                            2
Montana                        2        Nordrhein-Westpfalen              4
New Hampshire                 11
New Jersey                    42                                      NUMBER OF
New York                      66        STATE/PROVINCE/REGION   DISTRIBUTION CENTERS
North Carolina                10        ---------------------   --------------------
Ohio                          24        UNITED STATES
Oregon                         6        California                        6
Pennsylvania                  49        Colorado                          1
Rhode Island                   2        Connecticut                       3
South Carolina                 8        Delaware                          1
Tennessee                      5        Florida                           2
Utah                           7        Georgia                           1
Vermont                        4        Illinois                          1
Virginia                      24        Maryland                          3
Washington                     3        Massachusetts                     4
Washington DC                  2        Michigan                          1
West Virginia                  2        New Jersey                        2
Wisconsin                      2        New York                          3
                                        Pennsylvania                      2
CANADA                                  Texas                             1
Alberta                        10       Washington                        1
British Columbia               11
Manitoba                        4       CANADA
New Brunswick                   3       Ontario                           1
Newfoundland                    2
Nova Scotia                     3       GERMANY
Ontario                        47       Schleswig-Holstein                1
Quebec                         21
Saskatchewan                    2

     Most of the existing stores are leased by the Company with initial lease terms expiring between 1998 and 2023. In most instances, the Company has renewal options at increased rents. Leases for 171 of the existing stores provide for contingent rent based upon sales.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended January 31, 1998.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SPLS".

     At January 31, 1998, the number of holders of record of the Company's Common Stock was 10,403.

     The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the Nasdaq National Market, as reported by Nasdaq, retroactively adjusted for the three-for-two stock split in January, 1998.

FISCAL YEAR ENDED FEBRUARY 1, 1997                HIGH                    LOW
----------------------------------              --------                -----
            First Quarter                       $14.42                  $10.67
            Second Quarter                       14.33                    9.59
            Third Quarter                        15.09                   11.25
            Fourth Quarter                       14.67                   11.42

FISCAL YEAR ENDED JANUARY 31, 1998
            First Quarter                       $17.58                  $11.75
            Second Quarter                       17.50                   12.83
            Third Quarter                        19.50                   15.33
            Fourth Quarter                       20.08                   15.88

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is attached as part of APPENDIX B.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The information required by this Item is attached as part of APPENDIX B.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is attached as APPENDIX C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III
                                    --------

     The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will appear under the headings "Election of Directors" and "Directors and Executive Officers of Staples" in the Company's Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will appear under the heading "Directors and Executive Officers of Staples - Executive Compensation" in the Company's Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will appear under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear under the heading "Directors and Executive Officers of Staples - Executive Compensation" in the Company's Proxy Statement, which sections are incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Consolidated Financial Statements.

     1. FINANCIAL STATEMENTS. The following financial statements and schedules of Staples, Inc. are included as APPENDIX C of this Report:

          Consolidated Balance Sheets - January 31, 1998 and February 1, 1997. Consolidated Statements of Income - Fiscal years ended January 31,
            1998, February 1, 1997, and February 3, 1996.
          Consolidated Statements of Stockholders' Equity - Fiscal years ended
            January 31, 1998, February 1, 1997, and February 3, 1996. Consolidated Statements of Cash Flows - Fiscal years ended January 31,
            1998,  February 1, 1997,  and February 3, 1996.
          Notes to Consolidated Financial Statements.

     2.   FINANCIAL STATEMENT SCHEDULES

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

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 1998.

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

     Signature                                Capacity
     ---------                                --------

/s/ Thomas G. Stemberg         Chairman of the Board and Chief Executive Officer
----------------------------   (Principal Executive Officer) and Director
Thomas G. Stemberg


/s/ Basil L. Anderson          Director
----------------------------
Basil L. Anderson


/s/ Mary Elizabeth Burton      Director
----------------------------
Mary Elizabeth Burton


/s/ W. Lawrence Heisey         Director
----------------------------
W. Lawrence Heisey


/s/ James L. Moody, Jr.        Director
----------------------------
James L. Moody, Jr.


/s/ Rowland T. Moriarty        Director
----------------------------
Rowland T. Moriarty


/s/ Robert C. Nakasone         Director
----------------------------
Robert C. Nakasone


/s/ W. Mitt Romney             Director
----------------------------
W. Mitt Romney

     Signature                                Capacity
     ---------                                --------


/s/ Martin Trust               Director
----------------------------
Martin Trust


/s/ Paul F. Walsh              Director
----------------------------
Paul F. Walsh


/s/ John J. Mahoney            Executive Vice President, Chief Administrative
----------------------------   Officer and Chief Financial Officer (Principal
John J. Mahoney                Financial Officer)



/s/ Robert K. Mayerson         Senior Vice President and Corporate Controller
----------------------------   (Principal Accounting Officer)
Robert K. Mayerson

                                                                      APPENDIX A

                            FINANCIAL HIGHLIGHTS (1)
             (Dollar Amounts in thousands, Except Per Share Amounts)


                                                                               Fiscal Year Ended
                                               ----------------------------------------------------------------------------------
                                               January 31,       February 1,      February 3,       January 28,       January 29,
                                                1998 (2)            1997             1996            1995 (3)          1994 (4)
                                               (52 weeks)        (52 weeks)       (53 weeks)        (52 weeks)        (52 weeks)
                                               ----------        ----------       ----------        ----------        ----------
STATEMENT OF INCOME DATA:
 Sales                                         $5,181,035        $3,967,665        $3,068,061        $2,000,149        1,308,634
 Gross profit                                   1,246,863           944,386           701,878           465,789          295,624
 Operating income                                 271,460           204,001           147,813            81,727           37,685
 Net income                                       130,949           106,420            73,705            39,940           19,452
 Earnings per common share                     $     0.53        $     0.44        $     0.32        $     0.19        $    0.10
 Earnings per common share -
  assuming dilution                            $     0.51        $     0.43        $     0.31        $     0.19        $    0.10
 Dividends                                           --                --                --                --               --

SELECTED OPERATING DATA (AT PERIOD END):
 Stores open                                          742               557               443               350              230

BALANCE SHEET DATA:
 Working capital                                  725,413           548,793           504,330           289,395          214,326
 Total assets                                   2,454,510         1,787,752         1,402,775         1,008,454          650,756
 Total long-term debt, less current portion       508,876           391,342           343,647           249,387          123,592
 Stockholders' equity                             967,611           761,686           611,416           384,990          287,207


(1) On February 23, 1994 and March 7, 1994, the Company acquired National Office Supply Company, Inc. ("National"), and Spectrum Office Products, Inc. ("Spectrum"), respectively. These transactions have been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of National and Spectrum, for all periods presented. Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in January, 1998, March, 1996, July, 1995, and October, 1994. See Note E of Notes to Consolidated Financial Statements.

(2) Results of operations for this period include a $29,665,000 charge relating to costs incurred in connection with the proposed merger with Office Depot, Inc. This item had the effect of reducing earnings per common share and earnings per common share - assuming dilution by $0.08 and $0.07, respectively.

(3) Results of operations for this period include a $2,150,000 charge relating to professional fees incurred for contract stationer acquisitions and a $1,149,000 gain on the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $0.01.

(4) Results of operations for this period include a $7,600,000 charge relating to the revision of the Company's computer merchandise strategy, a $4,771,000 charge relating to nonrecurring merger expenses resulting from the acquisitions of National and Spectrum, and a gain of $8,430,000 resulting from the sale of the Company's investment in a contract stationer. The net of these items had the effect of reducing net income per share by $0.02.

ITEM 7.                                                              APPENDIX  B


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
 ................................................................................
COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND
FEBRUARY 3, 1996

     GENERAL. During the fiscal year ended January 31, 1998, the Company acquired Kingfisher PLC interests in Staples UK and MAXI-Papier-Markt-GmbH ("MAXI-Papier"). Staples UK and MAXI-Papier operate a chain of office products superstores in the UK and Germany, respectively. As a result of these acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership interest in MAXI-Papier increased to approximately 92%. The cash purchase price of approximately $57 million was generated through additional borrowings under the Company's existing revolving credit facility. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the results of operations of Staples UK and MAXI-Papier have been included in the Company's consolidated financial statements since May, 1997. The excess of the purchase price has been recorded as goodwill and is being amortized on a straight line basis over 40 years. Prior to May 1997, the operating results of Staples UK and MAXI-Papier were accounted for under the equity method.

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). For further discussion of earnings per share and the impact of FAS 128, see the Notes to the Consolidated Financial Statements beginning on Page C-7.

     The fiscal years ended January 31, 1998 and February 1, 1997 consisted of 52 weeks, while the fiscal year ended February 3, 1996 consisted of 53 weeks.

     SALES. Sales increased 31% to $5,181,035,000 in the fiscal year ended January 31, 1998 from $3,967,665,000 in the fiscal year ended February 1, 1997. Sales increased 29% in the fiscal year ended February 1, 1997 from $3,068,061,000 in the fiscal year ended February 3, 1996; excluding the additional week in the fiscal year ended February 3, 1996, sales increased 32%. The growth in each year was attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in the delivery and contract stationer segments. In addition, sales for the fiscal year ended January 31, 1998 include the consolidation of Staples UK and MAXI-Papier. Comparable store and delivery hub sales for the fiscal year ended January 31, 1998 increased 10% over the fiscal year ended February 1, 1997; comparable sales in the contract stationer segment increased 12% over the year ended February 1, 1997. Comparable store and delivery hub sales for the year ended February 1, 1997 increased 14% over the year ended February 3, 1996; comparable sales in the contract stationer segment increased 17% over the year ended February 3, 1996. As of January 31, 1998, February 1, 1997, and February 3, 1996, the Company had 742, 557, and 443 open stores, respectively. The January 31, 1998 total includes 130 stores opened and one store closed during the twelve months ended January 31, 1998 and 56 stores that were acquired in the UK and Germany as a result of the acquisitions of Staples UK and MAXI-Papier.

     GROSS PROFIT. Gross profit was 24.1%, 23.8%, and 22.9% of sales for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The increase in gross profit rate for the years ended January 31, 1998 and February 1, 1997 was primarily due to improved margins in the retail and delivery business segments due to lower product costs from vendors as a result of increased purchase discounts and changes in product mix, as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. This was partially offset by decreases in the margin rates in the retail store segment due to price reductions as well as an increase in the sales of computer hardware (CPU's and laptops), which generate a lower margin rate than other categories, to 8.4% of total sales for the year ended January 31, 1998 from 7.7% in the year ended February 1, 1997 and 7.5% in the year ended February 3, 1996.

     OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating costs, were 15.1%, 15.0%, and 14.5% of sales for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The increase as a percentage of sales for the years ended January 31, 1998 and February 1, 1997 was primarily due to planned increases in advertising and circulars as well as increases in store labor and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service. In addition, operating and selling expenses for the year ended January 31, 1998 include the results of Staples UK and MAXI-Papier, which have higher costs as a percentage of sales due to their early stage of development. These increases were partially offset by reduced costs resulting from the Company's ability to leverage fixed store payroll expenses and other fixed store operating costs as store sales have increased.

     Staples UK and MAXI-Papier store expenses are higher than most other Staples stores as a result of their earlier stage of development. While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. During periods when new store openings as a percentage of the base are higher, store operating and selling expenses as a percentage of sales may increase. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of continuing to add stores to many existing markets can result in some new stores attracting sales away from existing stores.

     PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $73,000, $72,000, and $58,000 per store for the stores opened in the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The increase from the fiscal year ended February 3, 1996 was due primarily to increased marketing expenses as well as higher costs incurred in the initial shipment of products from the distribution centers to new stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales were 3.5%, 3.4%, and 3.3% in the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The increase as a percentage of sales for the fiscal years ended January 31, 1998 and February 1, 1997 was primarily due to significant investments in the Company's information systems' staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years. In addition, general and administrative expenses for the fiscal year ended January 31, 1998 include the results of Staples UK and MAXI-Papier, which have higher general and administrative costs as a percentage of sales; as their store base matures overhead expenses should decrease as a percentage of sales. This overall increase in general and administrative costs were partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business.

     INTEREST AND OTHER EXPENSE, NET. Net interest expense totaled $23,053,000, $19,887,000, and $15,815,000 in the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The increase in the fiscal years ended January 31, 1998 and February 1, 1997 was primarily due to increased borrowings, which funded: the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; continued investments in the information systems and distribution center infrastructure; and additional investments in Staples UK and MAXI-Papier as well as the purchase of them during the fiscal year ended January 31, 1998.

     MERGER-RELATED COSTS. During the fiscal year ended January 31, 1998, the Company charged to expense certain non-recurring costs consisting primarily of legal, accounting, transaction related costs, such as filing fees, and consulting fees incurred in connection with the proposed merger with Office Depot, Inc.

     EQUITY IN LOSS OF AFFILIATES. Equity in Loss of Affiliates is comprised of the Company's share of the losses incurred by Staples UK and MAXI-Papier before the Company's acquisition of these entities in May, 1997. Prior to the acquisitions, the Company's investments in Staples UK and MAXI-Papier were accounted for using the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. Equity in Loss of Affiliates totaled $5,953,000, $11,073,000, and $12,153,000, in the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The decrease in the Equity in Loss of Affiliates for the fiscal year ended January 31, 1998 was due to the acquisition of Staples UK and MAXI-Papier on May 6, 1997 and May 7, 1997. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of MAXI-Papier increased to approximately 92%. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the results of operations of Staples UK and MAXI-Papier have been included in the Company's consolidated financial statements since the respective acquisition dates.

     INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 38.5% for each of the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

LIQUIDITY AND CAPITAL RESOURCES
 ................................................................................

     The Company traditionally uses a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, the Company also utilized its revolving credit facility to support its various growth initiatives.

     The Company opened 130 stores, 115 stores, and 94 stores in the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively, and closed one store in each of these fiscal years. In addition, in the fiscal year ended January 31, 1998, 56 stores were added as a result of the acquisition of Staples UK and MAXI-Papier. As the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment are made under regular credit terms, which requires that the Company carry its own receivables from these sales. The Company also utilized capital equipment financings to fund current working capital requirements.

     As of January 31, 1998, cash, cash equivalents, and short-term investments totaled $357,904,000, an increase of $251,775,000 from the February 1, 1997 balance of $106,129,000. The principal sources of funds were primarily cash from operations, an increase in accounts payable and accrued expenses of $320,527,000, which financed the increase in merchandise inventory of $227,037,000 related to new store openings, expanded product assortment and improvements in in-stock levels; and cash provided by financing activities of $182,851,000 due primarily to the issuance of $200,000,000 of senior notes on August 12, 1997. These sources were partially offset by the acquisition of property and equipment of $183,133,000 and cash used in the acquisition of Staples UK and MAXI-Papier, net of cash acquired, of $79,325,000.

     The Company expects to open approximately 170 stores during fiscal 1998. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (excluding store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $238,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of operating cash flow and borrowings from its existing revolving line of credit.

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

     Effective November 13, 1997 the Company entered into a new revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness, sales of assets, and dividends. As of January 31, 1998, no borrowings were outstanding under the revolving credit agreement. MAXI-Papier also has a revolving credit facility under which $8,746,000 was outstanding as January 31, 1998. Total cash, short-term investments and available revolving credit amounts totaled $733,916,000 as of January 31, 1998.

     The Company expects that its current cash and cash equivalents and funds available under its revolving credit will be sufficient to fund its planned store openings and other recurring operational cash needs for at least the next twelve to eighteen months. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through additional commercial bank debt arrangement.


INFLATION AND SEASONALITY

     While inflation or deflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that the Company's business will not be affected by inflation or deflation in the future. The Company believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.


FUTURE OPERATING RESULTS

     Factors that could affect the Company's future operating results include, without limitation, the following:

     The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot, OfficeMax, and Office World as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, the Company's retail stores, as well as its delivery and contract business, compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Such competitors have increased their presence in the Company's market in recent years. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business.

     An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 130 stores in the United States, Canada and Europe in fiscal 1997 and plans to open approximately 170 new stores in fiscal 1998. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

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

     The Company has a presence in international markets in Canada and through its recently acquired operations in Germany and the United Kingdom, and may seek to expand into other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its U.S. stores, in addition to a number of additional risks inherent in foreign operations, including local customs and competitive conditions, and foreign currency fluctuations. Staples' European operations are currently unprofitable, and there can be no assurance that they will become profitable.

     The Company currently expects that its current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other operating cash needs for at least the next twelve to eighteen months. However, there can be no assurance that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. There also can be no assurance that the additional funds required by the Company, whether within the next twelve to eighteen months or thereafter, will be available to the Company on satisfactory terms.

YEAR 2000

     The Company has conducted a comprehensive review of its internal computer systems and applications to identify those that might be affected by the year 2000 issue and has developed an implementation plan to resolve the year 2000 issue. The Company is in the process of correcting or replacing those systems and applications which are not currently year 2000 compliant. The Company believes it will be able to modify or replace its affected systems and applications in time to avoid any material detrimental impact on its operations.

     The Company will incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the year 2000 issue. The preliminary expense estimate for year 2000 corrective and replacement activities ranges from $15 to $20 million, a portion of which would have been incurred as part of normal system and application upgrades.

     It is anticipated that all year 2000 compliance efforts will be complete by mid fiscal year 1999, including testing. However, if such modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material impact on the operations of the Company. The Company is also working to ensure that products purchased at Staples, as well as services utilized by Staples, will be year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company does not use these derivative instruments for trading purposes. The Company initiated a risk management control process to monitor the foreign exchange and interest rate risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. The Company does not believe that the potential exposure is significant in light of the size of the Company and its business. In addition, the foreign exchange rate can move in the Company's favor. Recent experience has demonstrated that gains on certain days are offset by losses on other days. Therefore, the Company does not expect to incur material losses.

     This risk management discussion and the effects of are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analytical methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                                                                      APPENDIX C

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements.                                                           Page
---------------------                                                           ----

Report of Independent Auditors .................................................C-2

Consolidated Balance Sheets - January 31, 1998 and February 1, 1997 ............C-3

Consolidated Statements of Income - Fiscal years ended January 31, 1998,
   February 1, 1997, and February 3, 1996.......................................C-4

Consolidated Statements of Stockholders' Equity - Fiscal years ended
   January 31, 1998, February 1, 1997, and February 3, 1996.....................C-5

Consolidated Statements of Cash Flows - Fiscal years ended January 31, 1998,
   February 1, 1997, and February 3, 1996.......................................C-6

Notes to Consolidated Financial Statements......................................C-7

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 31, 1998 and February 1, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
----------------------
ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 1998
except for Note L,
as to which the date
is April 7, 1998

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             January 31,      February 1,
                                                                1998             1997
                                                             -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................   $  355,238       $   98,143
  Short-term investments .................................        2,666            7,986
  Merchandise inventories ................................    1,092,410          813,661
  Receivables, net .......................................      151,885          167,072
  Deferred income taxes ..................................       33,108           31,202
  Prepaid expenses and other current assets ..............       31,026           33,284
                                                             ----------       ----------
      TOTAL CURRENT ASSETS ...............................    1,666,333        1,151,348

PROPERTY AND EQUIPMENT:
  Land and buildings .....................................      117,858           73,070
  Leasehold improvements .................................      288,213          231,604
  Equipment ..............................................      257,116          197,258
  Furniture and fixtures .................................      168,411          111,967
                                                             ----------       ----------
      TOTAL PROPERTY AND EQUIPMENT .......................      831,598          613,899
  Less accumulated depreciation and amortization .........      257,627          171,042
                                                             ----------       ----------
      NET PROPERTY AND EQUIPMENT .........................      573,971          442,857

OTHER ASSETS:
  Lease acquisition costs, net of amortization ...........       43,244           42,552
  Investment in affiliates ...............................                        40,542
  Goodwill, net of amortization ..........................      139,753           81,306
  Deferred income taxes ..................................       15,451           16,708
  Other ..................................................       15,758           12,439
                                                             ----------       ----------
      TOTAL OTHER ASSETS .................................      214,206          193,547
                                                             ----------       ----------
                                                             $2,454,510       $1,787,752
                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................   $  641,851       $  421,051
  Accrued expenses and other current liabilities .........      259,290          174,284
  Debt maturing within one year ..........................       39,779            7,220
                                                             ----------       ----------
      TOTAL CURRENT LIABILITIES ..........................      940,920          602,555

LONG-TERM DEBT ...........................................      208,876           91,342
OTHER LONG-TERM OBLIGATIONS ..............................       37,103           32,169
CONVERTIBLE DEBENTURES ...................................      300,000          300,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
   5,000,000 shares; no shares issued
  Common stock, $.0006 par value-authorized
   500,000,000 shares; issued
   252,169,891 shares at January 31, 1998 and
   243,416,063 shares at February 1, 1997 ................          106               98
  Additional paid-in capital .............................      593,895          508,868
  Cumulative foreign currency translation adjustments ....      (10,315)            (128)
  Unrealized gain on short-term investments ..............            4               11
  Retained earnings ......................................      384,132          253,183
  Less: 59,149 shares of treasury stock, at cost .........         (346)            (346)
  Minority interest ......................................          135
                                                             ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY .........................      967,611          761,686
                                                             ----------       ----------
                                                             $2,454,510       $1,787,752
                                                             ==========       ==========

     See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                                    -----------------------------------------------
                                                    JANUARY 31,       FEBRUARY 1,       FEBRUARY 3,
                                                       1998              1997              1996
                                                    ----------        ----------        ----------

Sales.........................................      $5,181,035        $3,967,665        $3,068,061
Cost of goods sold and occupancy costs .......       3,934,172         3,023,279         2,366,183
                                                    ----------        ----------        ----------
    GROSS PROFIT .............................       1,246,863           944,386           701,878

OPERATING EXPENSES:
  Operating and selling ......................         779,789           594,978           446,324
  Pre-opening ................................           9,443             8,299             5,607
  General and administrative .................         182,590           134,817           100,167
  Amortization of goodwill ...................           3,581             2,291             1,967
                                                    ----------        ----------        ----------
    TOTAL OPERATING EXPENSES .................         975,403           740,385           554,065
                                                    ----------        ----------        ----------
    OPERATING INCOME .........................         271,460           204,001           147,813

OTHER INCOME (EXPENSE):
  Interest and other expense, net ............         (23,053)          (19,887)          (15,815)
  Merger-related costs .......................         (29,665)
                                                    ----------        ----------        ----------
    TOTAL OTHER INCOME (EXPENSE) .............         (52,718)          (19,887)          (15,815)
                                                    ----------        ----------        ----------

    INCOME BEFORE EQUITY IN LOSS OF AFFILIATES
         AND INCOME TAXES ....................         218,742           184,114           131,998
Equity in loss of affiliates .................          (5,953)          (11,073)          (12,153)
                                                    ----------        ----------        ----------

   INCOME BEFORE INCOME TAXES ................         212,789           173,041           119,845
Income tax expense ...........................          81,924            66,621            46,140
                                                    ----------        ----------        ----------
    NET INCOME BEFORE MINORITY INTEREST ......         130,865           106,420            73,705
  Minority interest ..........................              84
                                                    ----------        ----------        ----------
    NET INCOME ...............................      $  130,949        $  106,420        $   73,705
                                                    ==========        ==========        ==========

EARNINGS PER COMMON SHARE
    Net income per common share ..............      $     0.53        $     0.44        $     0.32

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
    Net income per common share ..............      $     0.51        $     0.43        $     0.31


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

         FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997,
                              AND FEBRUARY 3, 1996

                                                              CUMULATIVE
                                                               FOREIGN     UNREALIZED
                                                ADDITIONAL     CURRENCY       GAIN                RETAINED
                                                 PAID-IN      TRANSLATION  (LOSS) ON    MINORITY  EARNINGS   TREASURY
                                 COMMON STOCK    CAPITAL      ADJUSTMENTS  INVESTMENTS  INTEREST  (DEFICIT)    STOCK
                                 ------------    -------      -----------  -----------  --------  ---------    -----

BALANCES AT JANUARY 28, 1995 .....    $ 85       $314,544       $ (2,205)     $(93)     $  0     $ 73,005     $(346)
Issuance of common stock for
  stock options exercised ........       1         11,323
Tax benefit on exercise of
  options ........................                 11,394
Contribution of common stock
  to Employees' 401(K)
  Savings Plan ...................                  1,257
Sale of common stock under
  Employee Stock Purchase Plan ...                  5,641
Conversion of debt to equity .....       8        114,049
Unrealized gain on short-term
  investments, net of tax ........                                             125
Translation adjustments ..........                                   151
Issuance of common stock
  for acquisitions and other
  transactions ...................       1          8,476                                             295
Net income for the year ..........                                                                 73,705
                                      ----       --------       --------      ----      ----     --------     -----

BALANCES AT FEBRUARY 3, 1996 .....    $ 95       $466,684       $ (2,054)     $ 32      $  0     $147,005     $(346)
Issuance of common stock for
  stock options exercised ........       3         13,726
Tax benefit on exercise of
  options ........................                 16,773
Contribution of common stock
  to Employees' 401(K)
  Savings Plan ...................                  1,998
Sale of common stock under
  Employee Stock Purchase Plan ...                  8,980
Issuance of Performance
  Accelerated Restricted Stock ...                    532
Unrealized loss on short-term
  investments, net of tax ........                                             (21)
Translation adjustments ..........                                 1,926
Issuance of common stock
  for acquisitions and other
  transactions ...................                    175                                            (242)
Net income for the year ..........                                                                106,420
                                      ----       --------       --------      ----      ----     --------     -----

BALANCES AT FEBRUARY 1, 1997 .....    $ 98       $508,868       $   (128)     $ 11      $  0     $253,183     $(346)
Issuance of common stock for
  stock options exercised ........       8         32,155
Tax benefit on exercise of
  options ........................                 32,873
Contribution of common stock
  to Employees' 401(K)
  Savings Plan ...................                  2,318
Sale of common stock under
  Employee Stock Purchase Plan ...                 10,499
Issuance of Performance
  Accelerated Restricted Stock ...                  7,182
Unrealized loss on short-term
  investments, net of tax ........                                              (7)
Translation adjustments ..........                               (10,187)
Minority interest ................                                                       135
Net income for the year ..........                                                                130,949
                                      ----       --------       --------      ----      ----     --------     -----
BALANCES AT JANUARY 31, 1998 .....    $106       $593,895       $(10,315)     $  4      $135     $384,132     $(346)
                                      ====       ========       ========      ====      ====     ========     =====

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  Fiscal Year Ended
                                                                    -------------------------------------------
                                                                    January 31,     February 1,     February 3,
                                                                        1998            1997           1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income ....................................................    $ 130,949     $   106,420     $    73,705
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Minority interest ...........................................          (84)
    Depreciation and amortization ...............................       83,380          55,948          43,551
    Expense from 401K and PARS stock contribution ...............       10,409           2,715           1,633
    Equity in loss of affiliates ................................        5,953          11,073          12,153
    Deferred income taxes (benefit)/expense .....................        3,877           3,137         (13,211)
    Change in assets and liabilities, net of
      effects of purchase of other companies:
      Increase in merchandise inventories .......................     (227,037)       (167,479)       (177,509)
      (Increase) decrease in receivables ........................       24,441         (44,523)        (42,129)
      (Increase) decrease in prepaid expenses
         and other assets .......................................       (5,059)         (4,349)          1,570
      Increase in accounts payable, accrued
         expenses and other current liabilities .................      320,527         179,108          57,999
      Increase in other long-term obligations ...................        5,544           5,883           2,094
                                                                     ---------     -----------     -----------
                                                                       221,951          41,513        (113,849)
                                                                     ---------     -----------     -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........      352,900         147,933         (40,144)

INVESTING ACTIVITIES:
  Acquisition of property and equipment .........................     (183,133)       (199,614)       (116,295)
  Acquisition of businesses, net of cash acquired ...............      (79,325)
  Proceeds from sales and maturities of short-term investments ..        9,655           8,800          16,519
  Purchase of short-term investments ............................       (4,500)         (4,600)
  Investment in affiliates ......................................       (3,788)        (18,629)        (22,088)
  Acquisition of lease rights ...................................       (2,717)         (5,534)         (2,044)
  Other .........................................................      (12,128)          2,669           1,281
                                                                     ---------     -----------     -----------
  NET CASH USED IN INVESTING ACTIVITIES .........................     (275,936)       (216,908)       (122,627)

FINANCING ACTIVITIES:
  Proceeds from sale of capital stock ...........................       48,045          21,773          16,964
  Proceeds from convertible debentures, net of deferred costs ...                                      291,032
  Proceeds from borrowings ......................................      963,263       1,171,025       1,224,883
  Payments on borrowings ........................................     (828,457)     (1,124,453)     (1,313,930)
                                                                     ---------     -----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES .....................      182,851          68,345         218,949

  Effect of exchange rate changes on cash .......................       (2,720)            643             142

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................      257,095              13          56,320
Cash and cash equivalents at beginning of period ................       98,143          98,130          41,810
                                                                     ---------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $ 355,238     $    98,143     $    98,130
                                                                     =========     ===========     ===========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Staples, Inc. and subsidiaries ("the Company") operates a chain of office supply stores and contract stationer/delivery warehouses throughout North America and in Germany and the United Kingdom.

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     FISCAL YEAR: The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1997, 1996 and 1995, consisted of the 52 weeks ended January 31, 1998 and February 1, 1997, and the 53 weeks ended February 3, 1996, respectively.

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

     MERCHANDISE INVENTORIES: Merchandise inventories are valued at the lower of weighted-average cost or market.

     RECEIVABLES: Receivables relate principally to amounts due from vendors under various incentive and promotional programs and trade receivables financed under regular commercial credit terms. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersions across many industries and geographic regions.

     ADVERTISING: The Company expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. At January 31, 1998, direct catalog production costs included in prepaid and other assets totaled $2,794,000. Total advertising and marketing expense was $261,425,000, $189,109,000, $120,288,000 for the years ended January
31, 1998, February 1, 1997 and February 3, 1996, respectively.

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

          Buildings                      40 years
          Leasehold improvements         10 years or term of lease
          Furniture and fixtures         5 to 10 years
          Equipment                      3 to 10 years

     LEASE ACQUISITION COSTS: Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 31, 1998 and February 1, 1997 totaled $19,483,000 and $15,432,000, respectively.

     INVESTMENT IN AFFILIATES: Investment in affiliates represents cash invested by the Company in foreign affiliates in Germany and the United Kingdom, which were accounted for under the equity method until May 1997, at which time the Company acquired controlling interest in the affiliates (see Note I). As a result, prior to May 1997, the Company accounted for its interests in these affiliates under the equity method and subsequent to May 1997, it has consolidated the affiliates in its financial statements.

     GOODWILL: Goodwill arising from business acquisitions is amortized on a straight-line basis over 40 years. Accumulated amortization was $10,622,000 and $5,897,000 as of January 31, 1998 and February 1, 1997, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

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

     FOREIGN CURRENCY TRANSLATION: The assets and liabilities of the Company's foreign subsidiaries, The Business Depot Ltd. ("Business Depot"), Staples UK, and MAXI-Papier, are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in the Company's European affiliates during the year ended January 31, 1998, are recorded in a separate section of stockholders' equity titled "Cumulative foreign currency translation adjustments".

     STOCK OPTION PLANS: The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

     EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. See Note K for the computation of earnings per share for the years ended January 31, 1998, February 1, 1997 and February 3, 1996.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("FAS 107"), the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

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

     LONG-LIVED ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. The Company has evaluated all long-lived assets and determined that no impairment existed at January 31, 1998 and February 1, 1997, respectively. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

     COMPREHENSIVE INCOME: In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in fiscal year 1998 will have no impact on the Company's net income or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted FAS 130 for the year ended January 31, 1998, the total of other comprehensive income items and comprehensive income (which includes net income) would be a loss of $10,194,000 and income of $120,755,000, respectively, and would be displayed separately in the consolidated statements of income.

     SEGMENT REPORTING: In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which changes the way public companies report information about operating segments. The Company will adopt FAS 131 in fiscal year 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the major countries in which the Company holds assets and reports revenues.


NOTE B INVESTMENTS

The following is a summary of available-for-sale investments as of January 31, 1998 and February 1, 1997 (in thousands):

January 31, 1998                    Gross           Gross
                                 Unrealized      Unrealized        Estimated
                       Cost         Gains          Losses         Fair Value
                       ----         -----          ------         ----------
Debt securities       $2,659            7              0            $2,666
                      ======        =====          =====            ======


February 1, 1997                    Gross           Gross
                                 Unrealized      Unrealized        Estimated
                       Cost         Gains          Losses         Fair Value
                       ----         -----          ------         ----------
Debt securities       $7,968           18              0            $7,986
                      ======        =====          =====            ======

There were no sales of investment securities during the year ended January 31, 1998. The reduction in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains on available-for-sale securities included as a separate component of stockholders' equity totaled a decrease of $7,000 and $21,000 for the years ended January 31, 1998 and February 1, 1997, respectively.

The amortized cost and estimated fair value of debt and marketable equity securities at January 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                                     Estimated
                                        Cost         Fair Value
                                        ----         ----------
Due in one year or less                $2,659          $2,666
                                       ======          ======


NOTE C   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                                                  January 31,   February 1,
                                                                     1998          1997
                                                                   --------       -------
Capital lease obligations and other notes payable in monthly installments with effective  interest rates from 4%
  to 16%; collateralized by the related equipment ..........       $ 14,909       $19,062
Note payable with a fixed rate of 6.16% ....................         25,000        25,000
Senior notes with a fixed rate of 7.125% ...................        200,000             0
Revolving lines of credit ..................................          8,746        54,500
                                                                   --------       -------

                                                                   $248,655       $98,562
Less current portion .......................................         39,779         7,220
                                                                   --------       -------
                                                                   $208,876       $91,342
                                                                   ========       =======

Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

     Fiscal year:                              Total
                                               -----
     1998..............................       $ 39,779
     1999..............................          2,344
     2000..............................          1,332
     2001..............................            361
     2002..............................            225
     Thereafter........................        204,614
                                               -------
                                              $248,655
                                              ========

Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $25,352,000. Future minimum lease payments of $7,956,000, excluding $2,292,000 of interest, are included in aggregate annual maturities shown above. The Company entered into capital lease agreements totaling $2,770,000 and $2,733,000 during the fiscal years ended January 31, 1998 and February 1, 1997, respectively.

Senior Notes:

The Company issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Notes are due August 15, 2007. Net proceeds of approximately $198,000,000 from the sale of the Company's Notes were used for repayment of indebtedness under the Company's revolving credit facility and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Credit Agreement:

Effective November 13, 1997, the Company entered into a new revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness, sales of assets, and dividends. As of January 31, 1998, no borrowings were outstanding under the revolving credit facility. MAXI-Papier also has a revolver of which $8,746,000 was outstanding as of January 31, 1998.

Interest paid by the Company totaled $19,518,000, $19,626,000 and $11,946,000 for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. Capitalized interest totaled $1,387,000 and $611,000 in the years ended January 31, 1998 and February 1, 1997, respectively.

Interest Rate Swaps:

During fiscal 1996 the Company entered into a binding interest rate swap agreement to reduce the impact of increases in interest rates on a portion of its floating-rate debt. The risk to the Company from this swap agreement was that the financial institution that was counterparty to this agreement fail to perform its obligation under the agreement, which would cause the interest rate on the notional amount under this agreement to reflect current market rates rather than the contractual fixed rate. The agreement was with a major financial institution which was expected to fully perform under the terms of the agreement, which mitigated this off-balance sheet risk. At February 1, 1997 the Company had one interest rate swap outstanding. The agreement bound the Company to pay a fixed rate of 5.65% on $25,000,000 of the Company's floating rate debt. In return the Company received payments based on a floating rate on $25,000,000 of the Company's floating rate debt. The floating rate equaled the 3-month LIBOR in effect at any one of the quarterly reset dates. The fair market value of the swap agreement as of February 1, 1997 approximated the carrying value based on quoted market prices.

With the issuance of the Notes, the Company was able to repay all outstanding revolving credit loans that were subject to floating rates. Thus, the Company did not see the need to retain this interest rate swap arrangement and terminated it on July 29, 1997.


NOTE D CONVERTIBLE DEBENTURES

By June 30, 1995, all of the Company's $115,000,000 of 5% Convertible Subordinated Debentures due November 1, 1999 (the "5% Debentures"), were converted into 19,406,250 shares of common stock at a conversion price of $5.93 per share. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest.

On October 5, 1995, the Company issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"), which are convertible, at the option of the holder, into Common Stock at a conversion price of $14.67 per share. The 4 1/2% Debentures are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after October 1, 1998 or in the event of certain developments involving U.S. withholding taxes or certification requirements. Costs incurred in connection with the issuance of the 4 1/2% Debentures are included in Other Assets and are being amortized on the interest method over the five year period to maturity. The fair value of the 4 1/2% Debentures at January 31, 1998, based upon quoted market prices, totaled $386,250,000.


NOTE E STOCKHOLDERS' EQUITY

On December 30, 1997, March 5, 1996 and June 29, 1995, the Board of Directors approved three-for-two splits of the Company's common stock to be effected in the form of 50% stock dividends. The dividends were distributed on January 30, 1998 to shareholders of record as of January 20, 1998, March 25, 1996 to shareholders of record as of March 15, 1996 and July 24, 1995 to shareholders of record as of July 14, 1995, respectively. The consolidated financial statements have been retroactively restated to give effect to these stock splits.

At January 31, 1998, 83,409,662 shares of common stock were reserved for issuance under the Company's stock option, employee stock ownership, 401(k), employee stock purchase and director stock option plans. An additional 20,454,545 shares of common stock are reserved for issuance upon conversion of the Company's 4 1/2% Debentures.


NOTE F EMPLOYEE BENEFIT PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EMPLOYEE STOCK PURCHASE PLAN

The Company's 1994 Employee Stock Purchase Plan authorizes a total of up to 5,906,250 shares of the Company's common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

STOCK OPTION PLANS

Under the Company's 1992 Equity Incentive Plan ("1992 Plan") the Company may grant to management and key employees incentive and nonqualified options to purchase up to 58,500,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"). This amount was approved by the shareholders of the Company on June 18, 1997. As of February 27, 1997, the Company's 1987 Stock Option Plan (the "1987 Plan") expired; unexercised options under this plan however remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

The Company's 1990 Director Stock Option Plan ("Director's Plan") authorizes up to 1,594,688 shares of common stock to be issued to non-employee directors. The exercise price of options granted are equal to the fair market value of the Company's common stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996, and 1997: risk-free interest rates ranging from 5.49% to 6.12%; volatility factor of the expected market price of the Company's common stock of .30 for fiscal years 1995 and 1996 and .35 for fiscal year 1997; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the 1992 Plan and
2.0 to 5.0 years for the Director's Plan.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. This was estimated as the difference between the employees' purchase price and the closing price. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                            January 31,     February 1,    February 3,
                                                                1998           1997            1996
                                                            -----------     -----------    -----------
Pro forma net income                                          $116,804        $99,123        $69,687

Pro forma earnings per share                                  $   0.47        $  0.41        $  0.30
Pro forma earnings per common share - assuming dilution       $   0.46        $  0.40        $  0.29

This pro forma impact only takes into account options granted since January 28, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

Information with respect to options granted under the above plans are as follows:

                                                                 Weighted-Average
                                                  Number of        Exercise Price
                                                    Shares           Per Share
                                                  ---------        --------------

Outstanding at January 28, 1995 ............      31,908,470           $ 3.95
  Granted ..................................       5,472,810            10.46
  Exercised ................................      (3,615,006)            3.27
  Canceled .................................      (2,285,888)            5.31
                                                  ----------           ------

Outstanding at February 3, 1996 .............     31,480,386           $ 4.93
  Granted ...................................      4,781,291            13.23
  Exercised .................................     (4,093,695)            3.43
  Canceled ..................................     (1,571,412)            7.34
                                                  ----------           ------

Outstanding at February 1, 1997 .............     30,596,570           $ 6.39
  Granted ...................................      6,437,705            15.65
  Exercised .................................     (6,764,939)            4.17
  Canceled ..................................     (1,871,922)           11.15
                                                  ----------           ------

Outstanding at January 31, 1998 .............     28,397,414           $ 8.01
                                                  ==========           ======

The weighted-average fair values of options granted during the years ended January 31, 1998 and February 1, 1997 were $5.70 and $5.72, respectively. Exercise prices for the options outstanding as of January 31, 1998 ranged from $0.01 to $19.42.

Options to purchase 12,280,890 shares were exercisable at January 31, 1998.

PERFORMANCE ACCELERATED RESTRICTED STOCK ("PARS")

PARS are shares of the Company's Common Stock granted outright to employees without cost to the employee. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee until they vest, generally after the end of five years. Such vesting date may accelerate if the Company achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves the Company prior to the vesting date for any reason, the PARS shares will be forfeited by the employee and will be returned to the Company. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares.

PARS issued in the fiscal year ended January 31, 1998 totaling approximately 675,000 which have a weighted average fair value of $18.71, initially vest on February 1, 2002 or will accelerate on May 1, in 1999, 2000, or 2001 upon attainment of certain compound annual earnings per share targets in the prior fiscal year. PARS totaling approximately 585,000 which have a weighted average fair value of $14.75, issued in fiscal year 1996 will fully vest on May 1, 1998.

In connection with the issuance of the PARS, the Company included $7,496,000 and $532,000 in compensation expense for the fiscal years ended January 31, 1998 and February 1, 1997, respectively.

EMPLOYEES' 401(K) SAVINGS PLAN

Under the Company's Employees' 401(k) Savings Plan (the "401(k) Plan"), and Supplemental Executive Retirement Plan (the "SERP Plan"), the Company may contribute up to a total of 1,668,750 shares of common stock to these plans. The 401(k) Plan is available to all employees of the Company who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions, with additional contributions made at the discretion of the Board of Directors. In connection with these plans the Company included approximately $2,000,000 in expense for each of the fiscal years ended January 31, 1998 and February 1, 1997.

NOTE G INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of the Company's deferred tax assets and liabilities as of January 31, 1998 and February 1, 1997, are as follows (in thousands):

                                                    January 31,      February 1,
                                                        1998             1997
                                                    -----------      -----------
Deferred Tax Assets:
 Inventory ..................................        $ 20,116         $ 22,597
 Deferred rent ..............................          14,797            7,566
 Acquired NOL's .............................           7,132                0
 Other net operating loss carryforwards .....          22,907            5,206
 Insurance ..................................           5,967            5,756
 Employee benefits ..........................           5,569            2,545
 Other - net ................................          13,660            7,620
                                                     --------         --------
 Total Deferred Tax Assets ..................          90,148           51,290
                                                     --------         --------

Deferred Tax Liabilities:
 Depreciation ...............................          (6,687)          (1,922)
 Other - net ................................          (4,835)             208
                                                     --------         --------
 Total Deferred Tax Liabilities .............         (11,522)          (1,714)
                                                     --------         --------

Total Valuation Allowance ...................         (30,067)          (1,666)
                                                     --------         --------

Net Deferred Tax Assets .....................        $ 48,559         $ 47,910
                                                     ========         ========

Net deferred tax assets of approximately $4,500,000 and $440,000 attributable to businesses acquired during the fiscal years ended January 31, 1998 and February 1, 1997, respectively, were allocated directly to reduce goodwill generated by these acquisitions. The deferred tax assets disclosed as acquired NOL's and other net operating loss carryforwards, totaling $30,000,000, have been fully reserved for due to the uncertainty of the realization of the asset within the local country jurisdiction. Further, if this asset is utilitized when income is earned within the foreign jurisdiction, the Company will not have a consolidated tax benefit as the Company will be required to pay U.S. income taxes on the income offset by the foreign NOL.

For financial reporting purposes, income before taxes includes the following components:

                                  Fiscal Year Ended
                      -------------------------------------------
                      January 31,    February 1,      February 3,
                         1998            1997             1996
                      -----------    -----------      -----------
Pretax income:
  United States        $176,584        $149,322        $ 124,487
  Foreign                36,205          23,719           (4,642)
                       --------        --------        ---------
                       $212,789        $173,041        $ 119,845
                       ========        ========        =========

The provision for income taxes consists of the following (in thousands):

                                                                   Fiscal Year Ended
                                                      ------------------------------------------
                                                      January 31,     February 1,    February 3,
                                                          1998          1997            1996
                                                      -----------     -----------    -----------
Current tax expense:
  Federal ......................................        $53,248        $50,546        $ 45,207
  State ........................................         10,707         12,337          14,144
  Foreign ......................................         14,092            601               0
                                                        -------        -------        --------
                                                         78,047         63,484          59,351

Deferred tax expense (benefit) .................          3,877          3,137         (13,211)
                                                        -------        -------        --------

Total ..........................................        $81,924        $66,621        $ 46,140
                                                        =======        =======        ========

A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                   Fiscal Year Ended
                                                      ------------------------------------------
                                                      January 31,     February 1,    February 3,
                                                          1998          1997            1996
                                                      -----------     -----------    -----------
Federal statutory rate .........................        35.0%            35.0%          35.0%
State taxes, net of federal benefit ............         6.0%             6.3%           6.3%
Tax exempt interest ............................        (0.5%)           (0.4%)         (0.6%)
Tax benefit of loss carryforward ...............        (0.0%)           (0.2%)         (0.6%)
Federal tax credits ............................        (0.0%)           (0.0%)         (0.9%)
Other ..........................................        (2.0%)           (2.2%)         (0.7%)
                                                        ----             ----           ----
Effective tax rate .............................        38.5%            38.5%          38.5%
                                                        ====             ====           ====

Income tax payments were $23,487,877, $45,925,276, and $44,518,000, during fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. The Company has net operating losses of approximately $83,500,000 that can be carried forward indefinitely, $16,500,000 of which is attributable to the Company's increased ownership in MAXI-Papier.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $28,000,000 at January 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $500,000 would be payable upon remittance of all previously unremitted earnings at January 31, 1998.

NOTE H LEASES AND OTHER OFF- BALANCE SHEET COMMITMENTS

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

Other long-term obligations at January 31, 1998 include $37,670,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line method over the respective terms of the leases.

Future minimum lease commitments for retail and support facilities (including lease commitments for 79 retail stores not yet opened at January 31, 1998) under noncancellable operating leases are due as follows (in thousands):


         Fiscal year:
         1998 ..........................................     $214,739
         1999 ..........................................      219,915
         2000 ..........................................      212,964
         2001 ..........................................      204,449
         2002 ..........................................      193,868
         Thereafter ....................................    1,504,787
                                                           ----------
                                                           $2,550,722
                                                           ==========

Rent expense approximated $187,448,000, $136,049,000, and $105,125,000, for the
fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

Letters of credit are issued by the Company during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 31, 1998, the Company had available open letters of credit totaling $11,268,000.

NOTE I SUMMARIZED FINANCIAL INFORMATION OF AFFILIATES

The Company had equity interests in two affiliated companies in Germany and the United Kingdom. On May 6, 1997 and May 7, 1997, the Company acquired Kingfisher PLC's interests in Staples UK and MAXI-Papier-Markt-GmbH ("MAXI-Papier"), respectively. As a result of these acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership interest of MAXI-Papier increased to approximately 92%. The cash purchase price of approximately $57 million was generated through additional borrowings under the Company's existing revolving credit and term loan facility. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the results of operations of Staples UK and MAXI-Papier have been included in the Company's consolidated financial statements since May, 1997. The following is a summary of the significant financial information on a combined 100% basis of affiliated companies accounted for on the equity method.

                                            |-------12 Months Ended -------|
                                              February 1,        February 3,
                                                 1997                1996
                                              -----------        -----------
                                                      (in thousands)
      Current assets                           $64,858             $52,298
      Other assets                              32,538              33,125
      Current liabilities                       32,683              29,542
      Other liabilities                          8,550              15,094
      Shareholders' equity                      56,163              40,787
      Net sales                                230,845             154,626
      Gross profit                              68,500              44,655
      Net loss before income taxes             (22,961)            (24,306)

The Company's share of loss for the unconsolidated affiliated companies for the fiscal years ended February 1, 1997 and February 3, 1996 was $11,073,000 and $12,153,000, respectively. Prior to the acquisition, the Company's share of loss in 1997 for the unconsolidated affiliated companies was $5,953,000.

Sales in the Canadian region are primarily generated from retail operations. The sales amounts primarily reflect the rules and regulations of the respective governing tax authorities. Operating income is determined by deducting from net sales the related costs and operating expenses attributed to the region. Identifiable assets include those directly identified with the region. For the years ended January 31, 1998, February 1, 1997 and February 3, 1996, sales are $555,753,000, $431,049,000 and $72,299,000, respectively; operating income is
$37,171,000, $24,466,000 and a loss of $1,832,000, respectively, and identifiable assets are $276,643,000, $214,595,000 and $156,154,000, respectively.

NOTE J QUARTERLY SUMMARY (UNAUDITED)

                                                First              Second             Third            Fourth
                                                Quarter            Quarter           Quarter           Quarter
                                                -------            -------           -------           -------
                                                            (In thousands, except per share amounts)

FISCAL YEAR ENDED JANUARY 31, 1998
   Sales .................................     $1,154,994        $1,061,867        $1,414,224        $1,549,950
   Gross Profit ..........................        268,755           255,512           343,822           378,774
   Net income ............................          8,406(1)         14,803(1)         43,460            64,280

Earnings per common share
   Net income per common share ...........           0.04              0.06              0.18              0.26
   Number of shares used in computing
     earnings per common share ...........        243,057           244,166           246,831           250,250

Earnings per share - assuming dilution
   Net income per common share ...........           0.03              0.06              0.17(2)           0.24(2)
   Number of shares used in computing
     earnings per common share ...........        251,361           253,202           275,578(2)        279,683(2)

FISCAL YEAR ENDED FEBRUARY 1, 1997
   Sales .................................     $  916,800        $  808,056        $1,078,820        $1,163,989
   Gross Profit ..........................        208,573           191,071           257,442           287,300
   Net income ............................         13,012            14,605            31,921            46,882

Earnings per common share
   Net income per common share ...........           0.05              0.06              0.13              0.19
   Number of shares used in computing
     earnings per common share ...........        238,279           239,780           241,123           242,514

Earnings per share - assuming dilution
   Net income per common share ...........           0.05              0.06              0.13(2)           0.18(2)
   Number of shares used in computing
     earnings per common share ...........        248,158           249,611           271,517(2)        271,373(2)

(1) Net income for the quarters ended May 3, 1997 and August 2, 1997 include a pre-tax charge of $20,562 and $9,103, respectively, resulting from costs incurred in connection with the proposed merger with Office Depot, Inc.

(2) Earnings per share - assuming dilution is calculated considering the $300 million of 4 1/2% Convertible Subordinated Debentures as common stock equivalents for the quarters ended November 1, 1997, January 31, 1998, November 2, 1996 and February 1, 1997. The Debentures are not considered in the calculation of the earnings per share for the other quarters above as the effect is antidilutive.

NOTE K COMPUTATION OF EARNINGS PER COMMON SHARE

The computation of earnings per common share and earnings per common share - assuming dilution, for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 is as follows (amounts in thousands, except for per share data):

                                                        January 31,       February 1,       February 3,
                                                           1998              1997              1996
                                                       ------------      ------------      ------------
Numerator:
  Net income .....................................     $    130,949      $    106,420      $     73,705
  Interest expense on 5% Debentures, net of
   tax(1) ........................................                                                1,580
                                                       ------------      ------------      ------------
  Numerator for earnings per common share --
   income available to common stockholders .......     $    130,949      $    106,420      $     75,285

Effect of dilutive securities:
  4 1/2% convertible debentures ..................            9,372
                                                       ------------      ------------      ------------
  Numerator for earnings per common share -
   assuming dilution -- income available to
   common stockholders after assumed conversion ..     $    140,321      $    106,420      $     75,285

Denominator:
  Weighted-average shares ........................      246,074,347       240,423,966       234,563,922
  Performance accelerated restricted stock .......            1,553
                                                       ------------      ------------      ------------
  Denominator for earnings per common
   share -- weighted-average shares ..............      246,075,900       240,423,966       234,563,922

Effect of dilutive securities:
  Incremental shares .............................       13,853,001        15,210,213        13,967,838
  Windfall shares ................................       (5,339,824)       (5,696,787)       (5,414,767)
  Performance accelerated restricted stock .......          139,730
  4 1/2% convertible debentures ..................       20,454,545
                                                       ------------      ------------      ------------
  Dilutive potential common shares ...............       29,107,452         9,513,426         8,553,071
  Denominator for earnings per common
   share - assuming dilution -- adjusted
   weighted-average shares and assumed
   conversions ...................................      275,183,352       249,937,392       243,116,993

Earnings per common share ........................     $       0.53      $       0.44      $       0.32
                                                       ============      ============      ============

Earnings per common share - assuming dilution ....     $       0.51      $       0.43      $       0.31
                                                       ============      ============      ============

(1) The 5% Debentures were substantially converted into common stock on June 30, 1995 (see Note D). For the computation of earnings per common share, this conversion of 19,406,250 shares is assumed to have occurred at the beginning of the fiscal year (January 29, 1995), and is included in the weighted-average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 5% Debentures and incurred by the Company through June 30, 1995, net of tax, is added back to reported net income to compute earnings per common share for the fiscal year ended February 3, 1996.


NOTE L SUBSEQUENT EVENTS FOOTNOTE

On April 7, 1998, the Company entered into an Agreement and Plan of Merger with Quill Corporation ("Quill"). The Merger is structured as a tax-free exchange of shares in which the stockholders of Quill will receive approximately 30 million shares of the Company's common stock at a combination of fixed and variable prices which would equate to a purchase price of approximately $685 million. The Merger would be accounted for as a pooling of interests. Quill is a privately held company which sells office supplies to businesses in the United States via a mail order catalog, the internet and outbound telemarketing. Quill recorded $550 million in sales for the year ended December 31, 1997.

                                                      EXHIBIT INDEX


EXHIBIT                         DESCRIPTION OF EXHIBIT                                PAGE
-------                         ----------------------                                ----

   3.1 (1)    --Restated Certificate of Incorporation of the Company                   --
   3.2 (2)    --Amended and Restated By-laws of the Company
   4.1 (3)    --Staples, Inc. Indenture dated October 5, 1995 for the $300,000,000
                 4 1/2% Convertible Subordinated Debentures due October 1, 2000
   4.2 (4)    --Rights Agreement, dated as of February 3, 1994, between the Company and The First National Bank of Boston
   4.3 (5)    --Indenture dated as of August 12, 1997 for the $200,000,000 7.125%
                 Senior Notes due August 15, 2007, between the Company and The
                 Chase Manhattan Bank
 *10.1 (6)    --1990 Director Stock Option Plan, as amended
 *10.2 (7)    --Amended and Restated 1992 Equity Incentive Plan
 *10.3        --1997 United Kingdom Company Share Option Scheme
 *10.4        --Executive Officer Incentive Plan
  10.5 (8)    --Revolving Credit Agreement dated as of November 13, 1997,  between the Company and BankBoston, N.A. and the banks named therein
 *10.6 (9)    --Form of Agreement Not To Compete signed by executive officers of the Company
 *10.7 (9)    --Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
 *10.8 (10)   --Form of Severance Benefits Agreement signed by executive officers of the Company
  12.1        --Computation of Ratio of Earnings to Fixed Charges
  21.1        --Subsidiaries of the Company
  23.1        --Consent of Ernst & Young LLP
  27.1        --Financial Data Schedule for Fiscal Year 1997
  27.2        --Financial Data Schedule for 1st Quarter 1997 Restated
  27.3        --Financial Data Schedule for 2nd Quarter 1997 Restated
  27.4        --Financial Data Schedule for 3rd Quarter 1997 Restated
  27.5        --Financial Data Schedule for Fiscal Year 1996 Restated
  27.6        --Financial Data Schedule for 1st Quarter 1996 Restated
  27.7        --Financial Data Schedule for 2nd Quarter 1996 Restated
  27.8        --Financial Data Schedule for 3rd Quarter 1996 Restated
  27.9        --Financial Data Schedule for Fiscal Year 1995 Restated
  27.10       --Financial Data Schedule for 1st Quarter 1995 Restated
  27.11       --Financial Data Schedule for 2nd Quarter 1995 Restated
  27.12       --Financial Data Schedule for 3rd Quarter 1995 Restated

-----------

* Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1) Incorporated by reference from Quarterly Report on Form 10-Q/A for the quarter ended August 3, 1996.

(2) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

(4) Incorporated by reference from Current Report on Form 8-K dated February 3, 1994.

(5) Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).

(6) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

(7) Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-36715).

(8) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

(9) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

(10) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.