Form 10-Q
period 1998-05-02
STAPLES INC
filed 1998-06-02
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    May 2, 1998
                                -----------------------------------------------

Commission File Number:            0-17586
                       --------------------------------------------------------



                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     04-2896127
-------------------------------            ------------------------------------
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


                               Yes [X]   No [ ]


The registrant had 282,754,534 shares of Common Stock, par value $.0006, outstanding as of June 1, 1998.

                                    FORM 10-Q

                                  STAPLES, INC.

                                   MAY 2, 1998




                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Consolidated Balance Sheets ............................................     3

Consolidated Statements of Income ......................................     4

Consolidated Statements of Cash Flows ..................................     5

Notes to Consolidated Financial Statements .............................   6-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations .............................  9-13

Part II ................................................................    14

Signature ..............................................................    15

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                              May 2,
                                                              1998          January 31,
                                                           (Unaudited)        1998
                                                           ----------       ----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................. $  229,131       $  355,238
  Short-term investments .................................      1,167            2,666
  Merchandise inventories ................................  1,101,303        1,092,410
  Receivables, net .......................................    184,191          151,885
  Prepaid expenses and other current assets ..............     76,948           64,134
                                                           ----------       ----------
       TOTAL CURRENT ASSETS ..............................  1,592,740        1,666,333

PROPERTY AND EQUIPMENT:
  Land and buildings .....................................    130,479          117,858
  Leasehold improvements .................................    302,427          288,213
  Equipment ..............................................    267,441          257,116
  Furniture and fixtures .................................    180,002          168,411
                                                           ----------       ----------
       TOTAL PROPERTY AND EQUIPMENT ......................    880,349          831,598
  Less accumulated depreciation and amortization .........    283,384          257,627
                                                           ----------       ----------
       NET PROPERTY AND EQUIPMENT ........................    596,965          573,971

OTHER ASSETS:
  Lease acquisition costs, net of amortization ...........     79,148           43,244
  Investment in affiliates ...............................    136,745          139,753
  Goodwill, net of amortization ..........................     28,752           31,209
                                                           ----------       ----------
  Other ..................................................    244,645          214,206
                                                           ----------       ----------
       TOTAL OTHER ASSETS ................................ $2,434,350       $2,454,510
                                                           ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ....................................... $  591,732       $  641,851
  Accrued expenses and other current liabilities .........    256,314          259,290
  Debt maturing within one year ..........................     15,499           39,779
                                                           ----------       ----------
       TOTAL CURRENT LIABILITIES .........................    863,545          940,920

LONG-TERM DEBT ...........................................    208,342          208,876
OTHER LONG-TERM OBLIGATIONS ..............................     42,930           37,103
CONVERTIBLE DEBENTURES ...................................    300,000          300,000
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value-authorized
  5,000,000 shares; no shares issued Common stock,
  $.0006 par value-authorized 500,000,000 shares;
  issued 256,352,015 shares at May 2, 1998 and
  252,169,891 shares at January 31, 1998 .................        108              106
  Additional paid-in capital .............................    614,616          593,895
  Cumulative foreign currency translation adjustments ....     (8,117)         (10,315)
  Unrealized gain/(loss) on short-term investments .......          2                4
  Retained earnings ......................................    415,432          384,132
  Less: treasury stock, at cost, 147,281 shares at
  May 2, 1998 and 59,149 shares at January 31, 1998 ......     (2,593)            (346)
  Minority interest ......................................         85              135
                                                           ----------       ----------
           TOTAL STOCKHOLDERS' EQUITY ....................  1,019,533          967,611
                                                           ----------       ----------
                                                           $2,434,350       $2,454,510
                                                           ==========       ==========





See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                               (Unaudited)
                                                              13 Weeks Ended
                                                    -------------------------------
                                                       May 2,             May 3,
                                                        1998               1997
                                                    ------------       ------------

Sales ............................................  $  1,517,472       $  1,154,994
Cost of goods sold and occupancy costs ...........     1,160,793            886,239
                                                    ------------       ------------
    GROSS PROFIT .................................       356,679            268,755

Operating expenses:
  Operating and selling ..........................       241,806            184,794
  Pre-opening ....................................         3,352              2,862
  General and administrative .....................        54,391             36,012
  Amortization of goodwill .......................           925                572
                                                    ------------       ------------
    TOTAL OPERATING EXPENSES .....................       300,474            224,240
                                                    ------------       ------------

    OPERATING INCOME .............................        56,205             44,515

Other income (expense):
  Interest and other expense, net ................        (4,944)            (4,219)
  Merger-related costs ...........................             -            (20,562)
                                                    ------------       ------------
    TOTAL OTHER INCOME (EXPENSE) .................        (4,944)           (24,781)

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ................        51,261             19,734
 Equity in gain/(loss) of affiliates .............             -             (5,953)
                                                    ------------       ------------

   INCOME BEFORE INCOME TAXES ....................        51,261             13,781
Income tax expense ...............................        20,011              5,375
                                                    ------------       ------------
   NET INCOME BEFORE MINORITY INTEREST ...........        31,250              8,406
  Minority interest ..............................            50                  -
                                                    ------------       ------------
   NET INCOME ....................................  $     31,300       $      8,406
                                                    ============       ============


Net income per common share ......................  $       0.12       $       0.04
                                                    ============       ============

Net income per common share assuming dilution ....  $       0.12       $       0.03
                                                    ============       ============

Number of shares used in computing net
     income per common share .....................   253,362,135        243,057,149
                                                    ============       ============
Number of shares used in computing net
     income per common share assuming dilution ...   281,754,828        251,361,238
                                                    ============       ============




See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                             (Unaudited)
                                                                           13 Weeks Ended
                                                                      -------------------------
                                                                       May 2,          May 3,
                                                                        1998            1997
                                                                      ---------       ---------

OPERATING ACTIVITIES:
    Net income .....................................................  $  31,300       $   8,406
    Adjustments to reconcile net income to net cash provided by/
       (used in) operating activities:
       Minority interest ...........................................        (50)              -
       Depreciation and amortization ...............................     25,645          18,889
       Equity in loss of affiliates ................................          -           5,953
       Net increase in deferred tax assets .........................      2,795          (3,456)
       (Increase)/decrease in assets:
          Merchandise inventories ..................................     (5,967)        (16,760)
          Receivables ..............................................    (31,655)         (7,023)
          Prepaid expenses and other assets ........................     (9,618)            862
       (Decrease)/increase in accounts payable, accrued
          expenses and other current liabilities ...................    (57,401)         29,786
       Increase in other long-term obligations .....................      5,666           2,276
                                                                      ---------       ---------
                                                                        (70,585)         30,527
                                                                      ---------       ---------
    NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES ............    (39,285)         38,933

INVESTING ACTIVITIES:
    Acquisition of property and equipment ..........................    (46,644)        (36,174)
    Proceeds from sales and maturities of short-term investments ...      8,353           3,123
    Purchase of short-term investments .............................     (6,854)              -
    Investment in affiliates .......................................        762          (1,670)
    Acquisition of lease rights ....................................    (36,826)           (375)
    Other ..........................................................      3,992          (1,991)
                                                                      ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES ..........................    (77,217)        (37,087)

FINANCING ACTIVITIES:
    Proceeds from sale of capital stock ............................     15,089           3,513
    Proceeds from borrowings .......................................       (334)        365,627
    Payments on borrowings .........................................    (24,814)       (301,261)
                                                                      ---------       ---------
    NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES ............    (10,059)         67,879

    Effect of exchange rate changes on cash ........................        454          (1,073)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ...............   (126,107)         68,652
Cash and cash equivalents at beginning of period ...................    355,238          98,143
                                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................  $ 229,131       $ 166,795
                                                                      =========       =========








See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  -  BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K dated April 17, 1998 for the year ended January 31, 1998.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

For the fiscal year ended January 31, 1998, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128") which requires the presentation of Basic and Diluted earnings per share, which replaces primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128.

Average common and common equivalent shares used in computing diluted earnings per share include approximately 28,393,000 and 8,304,000 shares for the quarters ended May 2, 1998 and May 3, 1997, respectively, as a result of applying the treasury stock method to outstanding stock options as well as the convertible debentures. Convertible debentures were not included in the calculations for the quarter ended May 3, 1997 as their inclusion would be anti-dilutive.

NOTE 3 - GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007, the 4.5% convertible subordinated debentures due October 1, 2000 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the quarter ended May 2, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus, are not presented.

                         STAPLES, INC. AND SUBSIDIARIES

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company' investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidated Statement of Income
For the thirteen weeks ended May 2, 1998
(in thousands)

                                                                                            Non-
                                                        Staples, Inc.   Guarantor         Guarantor
                                                       (Parent Corp.)  Subsidiaries      Subsidiaries    Consolidated
                                                       --------------  ------------      ------------    ------------

Sales                                                     $      -      $1,264,650         $252,822       $1,517,472
Cost of goods sold                                             269         967,630          192,894        1,160,793
                                                          --------      ----------         --------       ----------
Gross profit                                                  (269)        297,020           59,928          356,679
Operating expenses                                          29,158         221,454           49,862          300,474
                                                          --------      ----------         --------       ----------
Operating income                                           (29,427)         75,566           10,066           56,205
Interest expense, net                                       (6,016)         (8,034)           9,106           (4,944)
Provision for income taxes                                   1,965         (16,853)          (5,123)         (20,011)
Minority interest                                                -               -               50               50
                                                          --------      ----------         --------       ----------
Net income                                                $(33,478)     $   50,679         $ 14,099       $   31,300
                                                          ========      ==========         ========       ==========

Condensed Consolidating Balance Sheet
As of May 2, 1998
(in thousands)

                                                                           Non-
                                      Staples, Inc.     Guarantor       Guarantor
                                      (Parent Corp.)   Subsidiaries    Subsidiaries    Eliminations      Consolidated
                                      -------------    ------------    ------------    ------------      ------------

Cash, cash equivalents and
short-term investments                 $   73,585       $    7,352      $  149,361                       $   230,298
Merchandise inventories                    (6,046)         936,278         171,071                         1,101,303
Other current assets and
intercompany                              820,556          473,089         440,136       (1,472,642)         261,139
                                       ----------       ----------      ----------      -----------       ----------
Total current assets                      888,095        1,416,719         760,568       (1,472,642)       1,592,740
Net property, equipment and other
assets                                    212,118          557,227         267,778         (195,513)         841,610
                                       ----------       ----------      ----------      -----------       ----------
Total assets                            1,100,213        1,973,946       1,028,346      $(1,668,155)       2,434,350
                                       ==========       ==========      ==========      ===========       ==========

Total current liabilities              $  128,063       $  714,808      $  258,042      $  (237,368)      $  863,545
Total long-term liabilities               301,443          237,192          12,637                           551,272
Total stockholders' equity                670,707        1,021,946         757,667       (1,430,787)       1,019,533
                                       ==========       ==========      ==========      ===========       ==========
Total liabilities and
stockholders' equity                   $1,100,213       $1,973,946      $1,028,346      $(1,668,155)      $2,434,350
                                       ==========       ==========      ==========      ===========       ==========



                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
For the thirteen weeks ended May 2, 1998
(in thousands)

                                                                              Non-
                                            Staples, Inc.   Guarantor      Guarantor
                                           (Parent Corp.)  Subsidiaries   Subsidiaries   Consolidated
                                           --------------  ------------   ------------   -------------

Net cash (used in)/provided by
  operating activities                       $ (52,210)      $    594       $ 12,331       $ (39,285)

Investing Activities:
  Acquisition of property,
    equipment and lease rights                 (14,238)       (65,722)        (3,510)        (83,470)
  Other                                        (43,267)        64,227        (14,707)          6,253
                                             ---------       --------       --------       ---------
Cash used in investing activities              (57,505)        (1,495)       (18,217)        (77,217)
Financing Activities:
  Payments on borrowings                       (25,251)             -            437         (24,814)
  Other                                         19,225              -         (4,470)         14,755
                                             ---------       --------       --------       ---------
Cash used in financing activities               (6,026)             -         (4,033)        (10,059)
Effect of exchange rate changes on cash              -              -            454             454
                                             ---------       --------       --------       ---------
Net decrease in cash                          (115,741)          (901)        (9,465)       (126,107)
Cash and cash equivalents at
  beginning of period                          189,252          8,253        157,733         355,238
                                             ---------       --------       --------       ---------
Cash and cash equivalents at end
  of period                                  $  73,511       $  7,352       $148,268       $ 229,131
                                             =========       ========       ========       =========


NOTE 4 - SUBSEQUENT EVENT

On May 21, 1998, the Company completed the acquisition of Quill Corporation ("Quill") and certain related entities (the "Merger"). The Merger is structured as a tax-free exchange of shares in which the stockholders of Quill and such related entities received approximately 26 million shares of the Company's common stock valued at a combination of fixed and variable prices and cash of approximately $54 million which would equate to a purchase price of approximately $690 million. The Merger is being accounted for as a pooling of interests. Quill is a privately held company which sells office supplies to businesses in the United States via a mail order catalog, the internet and outbound telemarketing. Quill recorded $550 million in sales for the year ended December 31, 1997.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales. Sales increased 31% to $1,517,472,000 in the quarter ended May 2, 1998 from $1,154,994,000 in the quarter ended May 3, 1997. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and in the delivery and contract stationer segments, and the consolidation (beginning in May, 1997) of the sales of Staples UK and Staples (Deutschland) GmbH ("Staples Germany", formally MAXI-Papier-Markt-GmbH). The German stores now operate as Staples Der Buro Mega Markt. Comparable store and delivery hub sales for the quarter ended May 2, 1998 increased 11% over the quarter ended May 3, 1997. Comparable sales in the contract stationer segment increased 9% for the quarter ended May 2, 1998 versus the quarter ended May 3, 1997. The Company had 782 stores open as of May 2, 1998 compared to 599 stores as of May 3, 1997 and 742 stores as of January 31, 1998. This total includes 41 stores opened and one closed during the three months ended May 2, 1998 and 56 stores acquired in the UK and Germany as a result of the acquisitions of Staples UK and Staples Germany in May, 1997.

GROSS PROFIT. Gross profit as a percentage of sales was 23.5% for the three months ended May 2, 1998 as compared to 23.3% for the same period in the prior year. The increase in gross profit rate for the three months ended May 2, 1998 was primarily due to improved margins in the retail and delivery business segments due to lower product costs from vendors as a result of increased purchase discounts and changes in product mix, as well as the leveraging of distribution center and delivery costs over a larger sales base. This was partially offset by decreases in the margin rates in the retail store segment, due to price reductions as well as an increase in the sales of computer hardware (CPU's and laptops), which generate a lower margin rate than other categories, to 8.8% of sales from 8.4% of sales for the three months ended May 3, 1997.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, decreased as a percentage of sales in the three months ended May 2, 1998 to 15.9%, as compared to 16.0% for the same period in the prior year. The decrease is primarily due to increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased. This was partially offset by the acquisitions of Staples UK and Staples Germany, which have higher costs as a percentage of sales, and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and to enhance customer service.

Staples UK and Staples Germany store expenses are higher as a result of their earlier stage of development. While most store expenses vary proportionately with sales, there is a fixed cost component. Because new stores typically generate lower sales than the Company average, the fixed cost component results in higher store operating and selling expenses as a percentage of sales in these stores during their start-up period. During periods when new store openings as a percentage of the base are higher, store operating and selling expenses as a percentage of sales may increase. In addition, as the store base matures, the fixed cost component of operating expenses is leveraged over an increased level of sales, resulting in a decrease in store operating and selling expenses as a percentage of sales. The Company's strategy of continuing to add stores to many existing markets can result in some new stores attracting sales away from existing stores.

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $82,000 per store for the three months ended May 2, 1998 as compared to $67,000 per store for the same period in the prior year. The increase in the average cost per store is primarily due to Staples UK and Staples Germany store openings which are included in the three months ended May 2, 1998 and carry a higher pre-opening expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 2, 1998 increased as a percentage of sales to 3.6% as compared to 3.1% for the same period in the prior year. This increase was primarily due to significant investments in the Company's information systems' staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years. In addition, general and administrative expense for the three months ended May 2, 1998 include the results of Staples UK and Staples Germany, which have higher general and administrative costs as a percentage of sales; as their store bases mature, overhead expenses should decrease as a percentage of sales. The overall increase in general and administrative costs was partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail business.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three months ended May 2, 1998 was $4,944,000 as compared to $4,219,000 for the same period in the prior year. The increase from the three months ended May 3, 1997 was primarily due to increased borrowings, which funded the increase in store inventories, related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

MERGER-RELATED COSTS. The Company charged to expense in the three months ended May 3, 1997 certain non-recurring costs consisting primarily of legal, accounting, transaction related costs (such as filing fees) and consulting fees incurred in connection with the proposed merger with Office Depot, Inc.

EQUITY IN LOSS OF AFFILIATES. The Company's equity in loss of affiliates was $5,953,000 for the three months ended May 3, 1997. The Company recorded no equity in loss of affiliates for the three months ended May 2, 1998, due to the acquisition of Staples UK and Staples Germany on May 6, 1997 and May 7, 1997, respectively. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Staples Germany increased to approximately 92%. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the consolidated results of these entities are reflected in the Company's financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Germany were accounted for under the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. As of May 2, 1998, Staples UK and Staples Germany operated 42 and 18 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 2, 1998, cash and cash equivalents decreased by $126,107,000. This decrease was attributable to cash used in investing activities of $77,217,000, which includes capital expenditures and acquisition of leases of $83,470,000 primarily incurred in connection with the acquisition of leases from the bankrupt Rickels Home Center chain and the opening of 41 new stores, and cash used in operating activities of $39,285,000, which primarily reflects an increase in receivables and a decrease in accrued expenses and other current liabilities partially offset by operating income and depreciation and amortization. Cash used by financing activities was primarily repayment on borrowing of $24,814,000 partially offset by proceeds from capital stock of $15,089,000.

The Company opened 41 stores and closed one store during the three months ended May 2, 1998, and expects to open approximately 110 additional stores in the last three quarters of fiscal 1998. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $182,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

The Company issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Notes are being used for repayment of indebtedness under the Company's revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

The Company also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness, sales of assets, and dividends. As of May 2, 1998, no borrowings were outstanding under the revolving credit agreement. Staples Germany also has a revolving credit facility under which $10,096,000 was outstanding at May 2, 1998. Total cash, short-term investments and available revolving credit amounts totaled $625,378,000 as of May 2, 1998.

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

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains a number of forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following: The Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot, OfficeMax and Office World, as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, the Company's retail stores, as well as its delivery and contract business, compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Such competitors have increased their presence in the Company's markets in recent years. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business.

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 130 stores in the United States, Canada and Europe in fiscal 1997 and plans to open approximately 150 new stores in fiscal 1998. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

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

The Company has a presence in international markets through The Business Depot Ltd. in Canada and its recently acquired joint operations in Germany and the United Kingdom, and may seek to expand in to other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its U.S. stores, in addition to a number of additional risks inherent in foreign operations, including local customs and competitive conditions, and foreign currency fluctuations. Staples' European operations are currently unprofitable, and there can be no assurance that they will become profitable.

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

                          PART II -- OTHER INFORMATION


ITEMS 1-5 - NOT APPLICABLE.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits
      10.1 First Supplemental Indenture to Indenture dated as of October 5, 1995 between Staples, Inc., Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Marine Midland Bank.

      10.2 First Supplemental Indenture to Indenture (Senior Debt Securities) dated as of August 12, 1997 between Staples, Inc., Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Chase Manhattan Bank.

      27.1  Financial Data Schedule.

B.  Reports on Form 8-K.
      None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date: June 2, 1998                        /s/ John J. Mahoney
                                          ---------------------------------
                                          John J. Mahoney
                                          Executive Vice President and
                                          Chief Administrative Officer