Form 10-Q
period 1998-08-01
STAPLES INC
filed 1998-09-03
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    August 1, 1998
                               ------------------------------------------------

Commission File Number:            0-17586
                       --------------------------------------------------------

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-2896127
-------------------------------                              ----------------
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

                   Yes  [X]      No [ ]

The registrant had 284,098,461 shares of Common Stock, par value $.0006, outstanding as of September 2, 1998.

                                    FORM 10-Q


                                  STAPLES, INC.

                                 AUGUST 1, 1998




                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Consolidated Balance Sheets ......................................         3

Consolidated Statements of Income ................................         4

Consolidated Statements of Cash Flows ............................         5

Notes to Consolidated Financial Statements .......................       6-9

Management's Discussion and Analysis of Financial
       Condition and Results of Operations .......................     10-14

Part II ..........................................................        15

Signature ........................................................        16

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     August 1,
                                                                                       1998      January 31,
                                                                                   (Unaudited)      1998
                                                                                  ------------   -----------
ASSETS
CURRENT ASSETS:
           Cash and cash equivalents ..........................................   $    93,762    $   381,088
           Short-term investments .............................................         1,443          5,902
           Merchandise inventories ............................................     1,293,654      1,124,642
           Receivables, net ...................................................       254,641        203,143
           Prepaid expenses and other current assets ..........................        80,825         71,365
                                                                                  -----------    -----------
                     TOTAL CURRENT ASSETS .....................................     1,724,325      1,786,140

PROPERTY AND EQUIPMENT:
           Land and buildings .................................................       195,378        150,947
           Leasehold improvements .............................................       327,476        292,128
           Equipment ..........................................................       334,041        304,177
           Furniture and fixtures .............................................       197,821        173,711
                                                                                  -----------    -----------
                     TOTAL PROPERTY AND EQUIPMENT .............................     1,054,716        920,963
           Less accumulated depreciation and amortization .....................       352,915        310,701
                                                                                  -----------    -----------
                     NET PROPERTY AND EQUIPMENT ...............................       701,801        610,262

OTHER ASSETS:
           Lease acquisition costs, net of amortization .......................        77,695         43,244
           Investments ........................................................            --         16,450
           Goodwill, net of amortization ......................................       135,818        139,753
           Other ..............................................................        35,229         43,013
                                                                                  -----------    -----------
                     TOTAL OTHER ASSETS .......................................       248,742        242,460
                                                                                  -----------    -----------
                                                                                  $ 2,674,868    $ 2,638,862
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
           Accounts payable ...................................................   $   701,198    $   672,956
           Accrued expenses and other current liabilities .....................       310,523        266,023
           Debt maturing within one year ......................................         4,443         43,501
                                                                                  -----------    -----------
                     TOTAL CURRENT LIABILITIES ................................     1,016,164        982,480

LONG-TERM DEBT ................................................................       205,935        218,959
OTHER LONG-TERM OBLIGATIONS ...................................................        48,708         42,803
CONVERTIBLE DEBENTURES ........................................................       300,000        300,000
MINORITY INTEREST .............................................................           (25)           135
STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value-authorized
           5,000,000 shares; no shares issued
           Common stock, $.0006 par value-authorized
           500,000,000 shares; issued
           284,483,644 shares at August 1, 1998 and
           278,159,308 shares at January 31, 1998 .............................           170            167
           Additional paid-in capital .........................................       631,967        593,883
           Cumulative foreign currency translation adjustments ................       (12,792)       (10,315)
           Unrealized gain/(loss) on short-term investments ...................             2          1,056
           Retained earnings ..................................................       492,977        510,040
           Less: treasury stock, at cost, 352,948 shares at August 1, 1998
           and 59,149 shares at January 31, 1998 ..............................        (8,238)          (346)
                                                                                  -----------    -----------
                         TOTAL STOCKHOLDERS' EQUITY ...........................     1,104,086      1,094,485
                                                                                  -----------    -----------
                                                                                  $ 2,674,868    $ 2,638,862
                                                                                  ===========    ===========

           See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            (Unaudited)                    (Unaudited)
                                                                          13 Weeks Ended                 26 Weeks Ended
                                                                 ------------------------------    ------------------------------
                                                                    August 1,        August 2,       August 1,       August 2,
                                                                      1998             1997            1998            1997
                                                                 -------------    -------------    -------------   --------------
  Sales ......................................................   $   1,475,705    $   1,192,339    $   3,146,316    $   2,485,060
  Cost of goods sold and occupancy costs .....................       1,120,780          905,718        2,403,376        1,893,773
                                                                 -------------    -------------    -------------    -------------
      GROSS PROFIT ...........................................         354,925          286,621          742,940          591,287
  Operating expenses:
    Operating and selling ....................................         213,969          181,264          469,617          379,862
    Pre-opening ..............................................           4,232            2,316            7,584            5,178
    General and administrative ...............................          70,694           55,174          138,180          102,205
    Amortization of goodwill .................................             927            1,049            1,851            1,621
    Merger-related and integration costs .....................          41,000            9,103           41,000           29,665
                                                                 -------------    -------------    -------------    -------------
      TOTAL OPERATING EXPENSES ...............................         330,822          248,906          658,232          518,531
                                                                 -------------    -------------    -------------    -------------

      OPERATING INCOME .......................................          24,103           37,715           84,708           72,756

    Interest and other expense, net ..........................          (5,920)          (5,892)         (10,614)          (9,828)
                                                                 -------------    -------------    -------------    -------------

      INCOME BEFORE EQUITY IN LOSS OF
        AFFILIATES AND INCOME TAXES ..........................          18,183           31,823           74,094           62,928
   Equity in gain/(loss) of affiliates .......................              --               --               --           (5,953)
                                                                 -------------    -------------    -------------    -------------

     INCOME BEFORE INCOME TAXES ..............................          18,183           31,823           74,094           56,975
  Income tax expense .........................................           9,319            9,120           29,330           14,495
                                                                 -------------    -------------    -------------    -------------
     NET INCOME BEFORE MINORITY INTEREST .....................           8,864           22,703           44,764           42,480
    Minority interest ........................................             110               56              160               56
                                                                 =============    =============    =============    =============
     NET INCOME ..............................................   $       8,974    $      22,759    $      44,924    $      42,536
                                                                 =============    =============    =============    =============

  Historical net income per common share .....................   $        0.03    $        0.08    $        0.16    $        0.16
                                                                 =============    =============    =============    =============

  Historical net income per common share assuming dilution ...   $        0.03    $        0.08    $        0.16    $        0.15
                                                                 =============    =============    =============    =============

PRO FORMA:
  Historical net income ......................................                    $      22,759    $      44,924    $      42,536
  Provision for income taxes on previously untaxed
      earnings of pooled S-Corporation income ................                            3,182            1,814            7,730
                                                                                  -------------    -------------    -------------
  PRO FORMA NET INCOME .......................................                    $      19,577    $      43,110    $      34,806
                                                                                  =============    =============    =============

  Pro forma net income per common share ......................                    $        0.07    $        0.15    $        0.13
                                                                                  =============    =============    =============

  Pro forma net income per common share assuming dilution ....                    $        0.07    $        0.15    $        0.13
                                                                                  =============    =============    =============

  Number of shares used in computing historical and pro
       forma net income per common share .....................     282,639,460      270,155,123      282,639,460      269,600,845
                                                                 =============    =============    =============    =============

  Number of shares used in computing historical and pro
       forma net income per common share assuming dilution ...     291,033,327      279,191,526      289,161,513      278,271,092
                                                                 =============    =============    =============    =============


                See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar Amounts in Thousands)

                                                                                      26 Weeks Ended
                                                                                   -----------------------
                                                                                   August 1,     August 2,
                                                                                      1998         1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income ..............................................................   $  44,924    $  42,536
       Adjustments to reconcile net income to net cash provided by/
             (used in) operating activities:ctivities:
             Minority interest .................................................        (160)         (56)
             Depreciation and amortization .....................................      45,725       45,943
             Equity in loss of affiliates ......................................          --        5,953
             Net decrease in deferred tax assets ...............................      (7,098)     (10,665)
             (Increase)/decrease in assets:
                  Merchandise inventories ......................................    (169,012)    (134,318)
                  Receivables ..................................................     (56,419)      (2,655)
                  Prepaid expenses and other assets ............................       8,616       (5,390)
             Increase in accounts payable, accrued expenses and
                  other current liabilities ....................................      78,706      128,442
             Increase in other long-term obligations ...........................       6,242        3,234
                                                                                   ---------    ---------
                                                                                     (93,400)      30,488
                                                                                   ---------    ---------
       NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES .....................     (48,476)      73,024

INVESTING ACTIVITIES:
       Acquisition of property and equipment ...................................    (136,713)     (78,820)
       Proceeds from sales and maturities of short-term investments ............      11,313       10,061
       Purchase of short-term investments ......................................      (6,854)          --
       Proceeds from sales and maturities of long-term investments .............      18,995        3,430
       Purchase of long-term investments .......................................      (2,545)      (3,505)
       Acquisition of businesses, net of cash acquired .........................          --      (77,808)
       Investment in affiliates ................................................      (1,075)      (1,606)
       Acquisition of lease rights .............................................     (36,690)      (2,402)
       Other ...................................................................        (544)       2,059
                                                                                   ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES ...................................    (154,113)    (148,591)

FINANCING ACTIVITIES:
       Proceeds from sale of capital stock .....................................      38,654       11,500
       Proceeds from borrowings ................................................          38      762,914
       Payments on borrowings ..................................................     (52,082)    (677,375)
       Purchase and retirement of acquired S-Corporation stock .................     (48,102)          --
       Dividends to shareholders of acquired S-Corporation .....................     (15,601)     (14,257)
       Other ...................................................................      (7,892)          --
                                                                                   ---------    ---------
       NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES .....................     (84,985)      82,782

       Effect of exchange rate changes on cash .................................         248         (727)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ...........................    (287,326)       6,488
Cash and cash equivalents at beginning of period ...............................     381,088      117,035
                                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $  93,762    $ 123,523
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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and the Company's Current Report on Form 8-K dated July 1, 1998, which includes financial information for the year ended January 31, 1998 and the quarter ended May 2, 1998.

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

Average common and common equivalent shares used in computing diluted earnings per share include approximately 8,394,000 and 8,166,000 shares for the three and six months ended August 1, 1998 and 9,036,000 and 8,670,000 for the same periods ended August 2, 1997, respectively, as a result of applying the treasury stock method to outstanding stock options as well as the convertible debentures. Convertible debentures were not included in the calculations for all periods presented as their inclusion would be anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Effective February 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments and unrealized gains and losses on short term investments, which are reported separately in shareholders' equity, to be disclosed in the notes to the financial statements for interim periods. During the three and six months ended August 1, 1998 and 1997, total comprehensive income, which was comprised of net income, foreign currency translation adjustments and unrealized gains (losses) on short-term investments,

                         STAPLES, INC. AND SUBSIDIARIES
amounted to approximately $2,764,000 and $41,393,000 compared to $22,081,000 and $39,127,000, respectively.

NOTE 4 - ACQUISITIONS

On May 21, 1998, the Company acquired Quill Corporation and certain related entities (collectively referred to as "Quill")(the "Merger"). The Merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26 million shares of the Company's common stock (determined by an exchange ratio established at a combination of fixed and variable prices). The Company also paid cash of approximately $48 million to a dissenting shareholder, which equates to a purchase price of approximately $690 million. The Merger was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the operations of Quill for all periods prior to the Merger. The statements of income combine Staples' historical operating results for the three and six months ended August 2, 1997 with the corresponding Quill operating results for the three and six months ended June 30, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill will be included in the Company's U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill been subject to income taxes.

In connection with the Merger, the Company recorded a charge to operating expense of $41,000,000 during the quarter ended August 1, 1998. These costs consist primarily of direct and other merger related and integration costs from the merger transaction. The merger transaction costs consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs, contract and lease termination costs and the write down of lease costs. Excluding the merger related and integration costs, earnings per share would have been $0.12 and $0.23 for the three and six months ended August 1, 1998, respectively.

NOTE 5 - GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007, the 4.5% convertible subordinated debentures due October 1, 2000 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the quarter ended August 1, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus, are not presented.

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

Condensed Consolidated Statement of Income
For the thirteen weeks ended August 1, 1998
(in thousands)

                                                                       Non-
                                   Staples, Inc.    Guarantor        Guarantor
                                  (Parent Corp.)   Subsidiaries    Subsidiaries    Consolidated
                                  --------------   ------------    ------------    ------------

Sales                                $     --       $1,118,437       $357,268       $1,475,705
Cost of goods sold                        656          849,237        270,887        1,120,780
                                     --------       ----------       --------       ----------
Gross profit                             (656)         269,200         86,381          354,925
Operating expenses                     42,873          220,546         67,403          330,822
                                     --------       ----------       --------       ----------
Operating income                      (43,529)          48,654         18,978           24,103
Interest and other expense, net        (3,569)         (10,308)         7,957           (5,920)
Provision for income taxes              4,511           (8,972)        (4,858)          (9,319)
Minority interest                          --               --            110              110
                                     --------       ----------       --------       ----------
Net income                           $(42,587)      $   29,374       $ 22,187       $    8,974
                                     ========       ==========       ========       ==========


Condensed Consolidated Statement of Income
For the twenty-six weeks ended August 1, 1998
(in thousands)

                                                                       Non-
                                   Staples, Inc.    Guarantor       Guarantor
                                  (Parent Corp.)   Subsidiaries    Subsidiaries    Consolidated
                                   -------------   ------------    ------------    ------------

Sales                                $     --       $2,383,087       $763,229       $3,146,316
Cost of goods sold                        925        1,816,868        585,583        2,403,376
                                     --------       ----------       --------       ----------
Gross profit                             (925)         566,219        177,646          742,940
Operating expenses                     44,631          469,400        144,201          658,232
                                     --------       ----------       --------       ----------
Operating income                      (45,556)          96,819         33,445           84,708
Interest and other expense, net        (8,113)         (19,815)        17,314          (10,614)
Provision for income taxes              6,477          (25,826)        (9,981)         (29,330)
Minority interest                          --               --            160              160
                                     --------       ----------       --------       ----------
Net income                           $(47,192)      $   51,178       $ 40,938       $   44,924
                                     ========       ==========       ========       ==========


                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
As of August 1, 1998
(in thousands)

                                                                      Non-
                                 Staples, Inc.     Guarantor       Guarantor
                                (Parent Corp.)    Subsidiaries    Subsidiaries    Eliminations      Consolidated
                                --------------    ------------    ------------    ------------      ------------

Cash, cash equivalents and
  short-term investments         $    38,452       $   16,928      $   39,825                       $    95,205
Merchandise inventories               (5,027)       1,075,302         223,379                         1,293,655
Other current assets and
  intercompany                       901,607          457,689         520,203       (1,544,033)         335,467
                                 -----------       ----------      ----------      -----------       ----------
Total current assets                 935,032        1,549,919         783,407       (1,544,033)       1,724,326
Net property, equipment and
  other assets                       235,972          604,114         334,155         (223,698)         950,542
                                 -----------       ----------      ----------      -----------       ----------
Total assets                       1,171,004        2,154,033       1,117,562      $(1,767,731)       2,674,868
                                 ===========       ==========      ==========      ===========       ==========

Total current liabilities        $   144,317       $  865,118      $  225,469      $  (218,740)      $1,016,164
Total long-term liabilities          306,168          237,596          10,879              (25)         554,618
Total stockholders' equity           720,519        1,051,319         881,214       (1,548,966)       1,104,086
                                 ===========       ==========      ==========      ===========       ==========
Total liabilities and
  stockholders' equity           $ 1,171,004       $2,154,033      $1,117,562      $(1,767,731)      $2,674,868
                                 ===========       ==========      ==========      ===========       ==========



Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended August 1, 1998
(in thousands)

                                                                               Non-
                                            Staples, Inc.    Guarantor       Guarantor
                                           (Parent Corp.)   Subsidiaries    Subsidiaries    Consolidated
                                           -------------   ------------    ------------    ------------

Net cash (used in)/provided by
  operating activities                       $ (67,461)      $   3,579       $  15,406       $ (48,476)
Investing Activities:
  Acquisition of property,
    equipment and lease rights                 (31,354)       (129,773)        (12,276)       (173,403)
  Other                                        (56,769)        134,869         (58,810)         19,290
                                             ---------       ---------       ---------       ---------
Cash (used in) provided by investing
  activities                                   (88,123)          5,096         (71,086)       (154,113)

Financing Activities:
  Payments on borrowings                       (26,040)             --         (26,042)        (52,082)
  Other                                         30,821              --         (63,724)        (32,903)
                                             ---------       ---------       ---------       ---------
Cash provided by/(used) in
  financing activities                           4,781              --         (89,766)        (84,985)
Effect of exchange rate changes on cash             --              --             248             248
                                             ---------       ---------       ---------       ---------
Net (decrease) increase in cash               (150,803)          8,675        (145,198)       (287,326)
Cash and cash equivalents at
  beginning of period                          189,252           8,253         183,583         381,088
                                             ---------       ---------       ---------       ---------
Cash and cash equivalents at end
  of period                                  $  38,449       $  16,928       $  38,385       $  93,762
                                             =========       =========       =========       =========



                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SALES. Sales increased 24% to $1,475,705,000 in the quarter ended August 1, 1998 from $1,192,339,000 in the quarter ended August 2, 1997 and increased 27% to $3,146,316,000 for the six months ended August 1, 1998 compared to $2,485,060,000 for the six months ended August 2, 1997. This growth is attributable to an increase in the number of open stores, increased sales in existing stores and in the delivery and contract stationer segments. The growth for the six month also includes the consolidation (beginning in May, 1997) of the sales of Staples UK and Staples (Deutschland) GmbH ("Staples Deutschland", formally MAXI-Papier-Markt-GmbH). Comparable store and delivery hub sales for the quarter ended August 1, 1998 increased 14% over the quarter ended August 2, 1997, and increased 13% for the six months ended August 1, 1998 versus the six months ended August 2, 1997. Comparable sales in the contract stationer segment including Quill increased 11% for the three months and 12% for the six months ended August 1, 1998 versus the three and six months ended August 2, 1997. The Company had 830 stores open as of August 1, 1998 compared to 682 stores as of August 2, 1997 and 742 stores open as of January 31, 1998; this total includes 48 stores opened during the three months ended August 1, 1998 and 89 stores opened and one store closed during the six months ended August 1, 1998.

GROSS PROFIT. Gross profit as a percentage of sales was 24.1% and 23.6% for the three and six months ended August 1, 1998 as compared to 24.0% and 23.8% for the same periods in the prior year. The gross profit rate was relatively unchanged for the three and six months ended August 1, 1998 compared to the prior year not withstanding decreased retail and contract margin rates as a result of price reductions and changes in product mix because these reductions were offset by lower product costs from vendors as a result of increased purchase discounts as well as leveraging of distribution center and delivery costs over a larger sales base. Also affecting gross profit were increased sales of computers and accessories (which generate a lower margin rate than other categories) from 16.6% and 18.5% of sales to 19.0% and 20.7% of sales for the three and six months ended August 2, 1997 and August 1, 1998, respectively. This increase in computers and accessories was partially attributable to the launch of Windows 98 during the quarter ended August 1, 1998.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other store operating costs, decreased as a percentage of sales in the three and six months ended August 1, 1998 to 14.5% and 14.9%, as compared to 15.2% and 15.3% for the same periods in the prior year. The decrease is primarily due to the timing of marketing and advertising programs and the increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased. This increase was partially offset by the acquisitions of Staples UK and Staples Deutschland, which have higher costs as a percentage of sales, as well as increased store labor and costs incurred for the Company's store remodel program in which significant investments have been made in store layouts and signing to improve shopability and to enhance customer service.

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

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, which consist primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $88,000 and $85,000 per store for the three and six months ended August 1, 1998, respectively, as compared to $86,000 and $74,000, respectively, per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and six months ended August 1, 1998 increased as a percentage of sales to 4.8% and 4.4%, respectively, as compared to 4.6% and 4.1% for the same periods in the prior year. This increase was primarily due to costs incurred from consultants for information systems ("IS"). The consultants expenses in IS are primarily related to the Year 2000 compliance projects. In addition, the Company has made other investments in the Company's IS staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years. This was partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business.

MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, the Company recorded a charge to operating expense of $41,000,000 during the quarter ended August 1, 1998. These costs consist primarily of direct and other merger related and integration costs from the merger transaction. The merger transaction costs consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs, contract and lease termination costs and the write down of lease costs. During the three and six months ended August 2, 1997, the Company charged to expense similar non-recurring costs in connection with the proposed merger with Office Depot, Inc.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and six months ended August 1, 1998 was $5,920,000 and $10,614,000, respectively, as compared to $5,892,000 and $9,828,000, respectively, for the same periods in the prior year. The interest expense relates primarily to existing borrowings which were used to fund the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

EQUITY IN LOSS OF AFFILIATES. The Company's Equity in Loss of Affiliates was $0 and $5,953,000, respectively, for the three and six months ended August 2, 1997. The Company recorded no equity in loss of affiliates for the three and six months ended August 1, 1998, due to the acquisition of Staples UK and Staples Deutschland on May 6, 1997 and May 7, 1997, respectively. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Staples Deutschland increased to approximately 92%. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the consolidated results of these entities are reflected in the Company's financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Deutschland were accounted for under the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. As of August 1, 1998, Staples UK and Staples Deutschland operated 44 and 20 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 1, 1998, cash and cash equivalents decreased by $287,326,000. This decrease was partially attributable to cash used in operating activities of $48,476,000, which includes an increase in merchandise inventories of $169,012,000 to support 89 new stores opened and back to school stock offset by an increase in accounts payable, accrued expenses and other current liabilities of $78,706,000 and and increase in depreciation and amortization of $45,725,000. Cash used in investing activities of $154,113,000 was primarily due to the acquisition of property and equipment of $136,713,000, mainly for the 89 new stores opened. The cash used in financing activities of $84,985,000 was primarily repayment on borrowings of $52,082,000 and cash paid to a dissenting Quill shareholder of $48,102,000.

The Company opened 89 stores and closed one store during the six months ended August 1, 1998 and expects to open approximately 85 additional stores in the last two quarters of fiscal 1998. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use in excess of $84,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

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

The Company also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness, sales of assets, and dividends. As of August 1, 1998, no borrowings were outstanding under the revolving credit agreement. Staples Deutschland also has a revolving credit facility under which $10,132,000 was outstanding at August 1, 1998. Total cash, short-term investments and available revolving credit amounts totaled $485,778,000 as of August 1, 1998.

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

An important part of the Company's business plan is an aggressive store growth strategy. The Company opened 130 stores in the United States, Canada and Europe in fiscal 1997 and plans to open approximately 175 new stores in fiscal 1998. There can be no assurance that the Company will be able to identify and lease favorable store sites, hire and train employees, and adapt its management and operational systems to the extent necessary to fulfill its expansion plans. The failure to open new stores in accordance with its growth plans could have a material adverse impact on the Company's future sales and profits. Moreover, the Company's expansion strategy is based in part on the continued addition of new stores to its store network in existing markets to take advantage of economies of scale in marketing, distribution and supervision costs; however, this can result in the "cannibalization" of sales of existing stores. In addition, there can be no assurance that the new stores opened by the Company will achieve sales or profit levels commensurate with those of the Company's existing stores.

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

YEAR 2000 COMPLIANCE

The Company has conducted a comprehensive review of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 Issue"). As a result, those programs could cause a system failure or miscalculation resulting in business disruptions including, among other things, a temporary inability to process transactions, send invoices or engage in similar routine business activities. The Company has developed an implementation plan to resolve the Year 2000 Issue and is in the process of correcting or replacing those systems and applications which are not currently year 2000 compliant. The Company believes it will be able to modify or replace its affected systems and applications in time to avoid any material detrimental impact on its operations. This assessment also includes potential risks with non-information technology systems (i.e. telecommunications and electricity) and third parties (i.e. vendors and customers). The Company believes it is effectively managing this risk to ensure there is not a material risk to the Company's business.

The Company will incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems and applications for the Year 2000 Issue. The preliminary expense estimate for year 2000 corrective and replacement activities ranges from $20 to $30 million, a portion of which would have been incurred as part of normal system and application upgrades.

It is anticipated that all year 2000 compliance efforts will be complete by mid fiscal year 1999, including testing. However, if such modifications and conversions are not completed in a timely manner, the Company's inventory, purchasing and MIS systems would need to be replaced, which would have a material adverse impact on the operations of the Company. The Company is also working to ensure that products purchased at Staples, as well as services utilized by Staples, will be year 2000 compliant.

                          PART II -- OTHER INFORMATION


ITEMS 1, 3 AND 5 - NOT APPLICABLE.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 21, 1998, the Company acquired Quill Corporations and certain related entities (collectively referred to as "Quill") (the "Merger). The Merger was structured as an exchange of shares in which the stockholders of quill received an aggregate of 29,989,417 shares of the Company's Common Stock pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the 1998 Annual Meeting of Stockholders (the "Annual Meeting") on June 4, 1998. At the Annual Meeting, the following actions were taken:

1. The stockholders elected W. Lawrence Heisey, James L. Moody, Jr., Martin Trust and Paul F. Walsh as Class I Directors, to serve for a three-year term. Holders of 231,173,053 shares of Common Stock voted for Mr. Heisey. Holders of 231,194,746 shares of common Stock voted for Mr. Moody. Holders of 231,181,725 shares of Common Stock voted for Mr. Trust. Holders of 231,238,582 shares of Common Stock voted for Mr. Walsh.

2. The stockholders approved the Company's 1998 Employee Stock Purchase Plan by a vote of 229,403,286 shares of Common Stock for 1,725,312 shares of Common Stock against and 1,224,518 shares of Common Stock not voting.

3. The stockholders approved the Company's Executive Officer Incentive Plan by a vote of 27,960,499 shares of Common Stock for, 3,264,416 shares of Common Stock against and 1,128,201 shares of Common Stock not voting.

4. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year by a vote of 231,738,275 shares of Common Stock for, 271,804 shares common Stock against and 343,037 shares of common Stock not voting.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits
27.1     Financial Data Schedule.

B.       Reports on Form 8-K.
The Company filed the following reports on Form 8-K during the fiscal quarter ended August 1, 1998.

1. Report on Form 8-K dated April 6, 1998, filed with the Commission on April 15, 1998;

2. Report on form 8-K dated May 21, 1998, filed with the Commission on June 4, 1998;

3. Report on Form 8-K dated July 1, 1998, filed with the Commission on July 1, 1998; and

4. Report on Form 8-K dated July 9, 1998, filed with the Commission on July 9, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STAPLES, INC.





Date: September 3, 1998                 By: /s/ John J. Mahoney
      -----------------                     ----------------------------------
                                            John J. Mahoney
                                            Executive Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)