Form 10-Q
period 1998-10-31
STAPLES INC
filed 1998-12-15
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 31, 1998
                               ------------------------------------------------

Commission File Number:  0-17586
                       --------------------------------------------------------

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           04-2896127
-------------------------------                          --------------------
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

                                    Yes  X      No
                                        ---        ---


The registrant had 307,307,123 shares of Common Stock, par value $.0006, outstanding as of December 11, 1998.

                                    FORM 10-Q

                                  STAPLES, INC.

                                OCTOBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

Consolidated Balance Sheets ............................................   3

Consolidated Statements of Income ......................................   4

Consolidated Statements of Cash Flows ..................................   5

Notes to Consolidated Financial Statements .............................   6-10

Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................................   11-17

Part II ................................................................   18

Signature ..............................................................   19

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    October 31,
                                                                                       1998            January 31,
                                                                                    (Unaudited)           1998
                                                                                    -----------        -----------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents ............................................       $   193,645        $   381,088
       Short-term investments ...............................................             1,459              5,902
       Merchandise inventories ..............................................         1,303,329          1,124,642
       Receivables, net .....................................................           270,421            203,143
       Prepaid expenses and other current assets ............................            96,079             71,365
                                                                                    -----------        -----------
             TOTAL CURRENT ASSETS ...........................................         1,864,933          1,786,140

PROPERTY AND EQUIPMENT:
       Land and buildings ...................................................           215,904            150,947
       Leasehold improvements ...............................................           349,409            292,128
       Equipment ............................................................           371,125            304,177
       Furniture and fixtures ...............................................           219,972            173,711
                                                                                    -----------        -----------
             TOTAL PROPERTY AND EQUIPMENT ...................................         1,156,410            920,963
       Less accumulated depreciation and amortization .......................           379,512            310,701
                                                                                    -----------        -----------
             NET PROPERTY AND EQUIPMENT .....................................           776,898            610,262

OTHER ASSETS:
       Lease acquisition costs, net of amortization .........................            77,363             43,244
       Investments ..........................................................                --             16,450
       Goodwill, net of amortization ........................................           134,917            139,753
       Other ................................................................            40,566             43,013
                                                                                    -----------        -----------
             TOTAL OTHER ASSETS .............................................           252,846            242,460
                                                                                    -----------        -----------
                                                                                    $ 2,894,677        $ 2,638,862
                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable .....................................................       $   726,537        $   672,956
       Accrued expenses and other current liabilities .......................           395,744            266,023
       Debt maturing within one year ........................................             3,420             43,501
                                                                                    -----------        -----------
             TOTAL CURRENT LIABILITIES ......................................         1,125,701            982,480

LONG-TERM DEBT ..............................................................           231,925            218,959
OTHER LONG-TERM OBLIGATIONS .................................................            49,403             42,803
CONVERTIBLE DEBENTURES ......................................................           299,835            300,000
MINORITY INTEREST ...........................................................                --                135
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value-authorized
       5,000,000 shares; no shares issued
       Common stock, $.0006 par value-authorized
       500,000,000 shares; issued
       285,573,929 shares at October 31, 1998 and
       278,159,308 shares at January 31, 1998 ...............................               172                167
       Additional paid-in capital ...........................................           647,420            593,883
       Cumulative foreign currency translation adjustments ..................           (13,672)           (10,315)
       Unrealized gain/(loss) on short-term investments .....................                11              1,056
       Retained earnings ....................................................           562,120            510,040
       Less: treasury stock, at cost, 352,948 shares at October 31, 1998
       and 59,149 shares at January 31, 1998 ................................            (8,238)              (346)
                                                                                    -----------        -----------
                 TOTAL STOCKHOLDERS' EQUITY .................................         1,187,813          1,094,485
                                                                                    -----------        -----------
                                                                                    $ 2,894,677        $ 2,638,862
                                                                                    ===========        ===========


     See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             (Unaudited)                      (Unaudited)
                                                                            13 Weeks Ended                   39 Weeks Ended
                                                                    -----------------------------     ------------------------------
                                                                     October 31,      November 1,      October 31,      November 1,
                                                                        1998             1997             1998              1997
                                                                    ------------     ------------     ------------     -------------

Sales ..........................................................    $  1,899,770     $  1,552,393     $  5,046,086     $  4,037,453
Cost of goods sold and occupancy costs .........................       1,423,857        1,176,922        3,827,233        3,070,695
                                                                    ------------     ------------     ------------     ------------
    GROSS PROFIT ...............................................         475,913          375,471        1,218,853          966,758

Operating expenses:
  Operating and selling ........................................         272,314          227,531          741,931          607,393
  Pre-opening ..................................................           4,011            2,773           11,595            7,951
  General and administrative ...................................          79,958           58,734          218,138          160,939
  Amortization of goodwill .....................................             901            1,008            2,752            2,629
  Merger-related and integration costs .........................              --               --           41,000           29,665
                                                                    ------------     ------------     ------------     ------------
    TOTAL OPERATING EXPENSES ...................................         357,184          290,046        1,015,416          808,577
                                                                    ------------     ------------     ------------     ------------

    OPERATING INCOME ...........................................         118,729           85,425          203,437          158,181

  Interest and other expense, net ..............................          (4,372)          (6,212)         (14,961)         (16,040)
                                                                    ------------     ------------     ------------     ------------

    INCOME BEFORE EQUITY IN LOSS OF
      AFFILIATES AND INCOME TAXES ..............................         114,357           79,213          188,476          142,141
 Equity in gain/(loss) of affiliates ...........................              --               --               --           (5,953)
                                                                    ------------     ------------     ------------     ------------

   INCOME BEFORE INCOME TAXES ..................................         114,357           79,213          188,476          136,188
Income tax expense .............................................          45,171           27,198           74,501           41,693
                                                                    ------------     ------------     ------------     ------------
   NET INCOME BEFORE MINORITY INTEREST .........................          69,186           52,015          113,975           94,495
   Minority interest ...........................................              --               15              135               71
                                                                    ------------     ------------     ------------     ------------
   NET INCOME ..................................................    $     69,186     $     52,030     $    114,110     $     94,566
                                                                    ============     ============     ============     ============

Historical net income per common share .........................    $       0.24     $       0.19     $       0.40     $       0.35
                                                                    ============     ============     ============     ============

Historical net income per common share assuming dilution .......    $       0.23     $       0.18     $       0.39     $       0.34
                                                                    ============     ============     ============     ============

PRO FORMA:
   Historical net income .......................................                     $     52,030     $    114,110     $     94,566
   Provision for income taxes on previously untaxed
     earnings of pooled S-Corporation income ...................                            3,428            1,814           11,159
                                                                                     ------------     ------------     ------------
   PRO FORMA NET INCOME ........................................                           48,602     $    112,296     $     83,407
                                                                                     ============     ============     ============

   Pro forma net income per common share .......................                     $       0.18     $       0.40     $       0.31
                                                                                     ============     ============     ============

   Pro forma net income per common share assuming dilution .....                     $       0.17     $       0.38     $       0.30
                                                                                     ============     ============     ============

   Number of shares used in computing historical and pro forma
     net income per common share ...............................     284,122,452      272,820,608      282,037,821      270,674,099
                                                                    ============     ============     ============     ============

   Number of shares used in computing historical and pro forma
     net income per common share assuming dilution .............     313,178,753      301,567,837      310,796,127      279,218,490
                                                                    ============     ============     ============     ============

    See notes to consolidated financial statements

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                (Unaudited)
                                                                              39 Weeks Ended
                                                                       -----------------------------
                                                                       October 31,       November 1,
                                                                           1998            1997
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income .................................................       $ 114,110        $  94,566
     Adjustments to reconcile net income to net cash provided by/
        (used in) operating activities:

        Minority interest .......................................            (135)             (66)
        Depreciation and amortization ...........................          74,597           69,272
        Equity in loss of affiliates ............................              --            5,953
        Net decrease in deferred tax assets .....................         (23,388)          (8,025)
        (Increase)/decrease in assets:
           Merchandise inventories ..............................        (177,353)        (179,673)
           Receivables ..........................................         (74,394)         (52,970)
           Prepaid expenses and other assets ....................           4,501           (3,405)
        Increase in accounts payable, accrued expenses and
           other current liabilities ............................         191,228          260,695
        Increase in other long-term obligations .................           7,267            4,992
                                                                        ---------        ---------
                                                                            2,323           96,773
                                                                        ---------        ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..................         116,433          191,339

INVESTING ACTIVITIES:
     Acquisition of property and equipment ......................        (239,055)        (141,983)
     Proceeds from sales and maturities of short-term
           investments ..........................................          11,356           19,769
     Purchase of short-term investments .........................          (6,899)          (7,743)
     Proceeds from sales and maturities of long-term investments           18,995               --
     Purchase of long-term investments ..........................          (2,545)              --
     Acquisition of businesses, net of cash acquired ............              --          (77,808)
     Acquisition of lease rights ................................         (37,705)          (2,533)
     Other ......................................................           2,994            5,093
                                                                        ---------        ---------
     NET CASH USED IN INVESTING ACTIVITIES ......................        (252,859)        (205,205)

FINANCING ACTIVITIES:
     Proceeds from sale of capital stock ........................          48,348           28,241
     Proceeds from borrowings ...................................          26,171          813,408
     Payments on borrowings .....................................         (53,598)        (675,534)
     Purchase and retirement of acquired S-Corporation stock ....         (48,101)              --
     Dividends to shareholders of acquired S-Corporation ........         (15,904)         (19,703)
     Other ......................................................          (8,057)              --
                                                                        ---------        ---------
     NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES ........         (51,141)         146,412

     Effect of exchange rate changes on cash ....................             124           (2,083)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ............        (187,443)         130,463
Cash and cash equivalents at beginning of period ................         381,088          117,035
                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................       $ 193,645        $ 247,498
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

Average common and common equivalent shares used in computing diluted earnings per share include approximately 29,056,000 and 28,758,000 shares for the three and nine months ended October 31, 1998 and 28,747,000 and 8,544,000 for the same periods ended November 1, 1997, respectively, as a result of applying the treasury stock method to outstanding stock options as well as the convertible debentures. Convertible debentures were not included in the calculations for the nine months ended November 1, 1997 as their inclusion would be anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

Effective February 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments and unrealized gains and losses on short term investments, which are reported separately in shareholders' equity, to be disclosed in the notes to the financial statements for interim periods. During the three and nine months ended October 31, 1998 and November 1, 1997, total comprehensive income, which was comprised of net income, foreign currency translation adjustments and unrealized gains (losses) on short-

                         STAPLES, INC. AND SUBSIDIARIES
term investments, amounted to approximately $68,315,000 and $109,708,000 compared to $51,564,000 and $90,691,000, respectively.

NOTE 4 - ACQUISITIONS

On May 21, 1998, the Company acquired Quill Corporation and certain related entities (collectively referred to as "Quill")(the "Merger"). The Merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26 million shares of the Company's common stock (determined by an exchange ratio established at a combination of fixed and variable prices). The Company also paid cash of approximately $48 million to a dissenting shareholder, which equates to a purchase price of approximately $690 million. The Merger was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the operations of Quill for all periods prior to the Merger. The statements of income combine Staples' historical operating results for the three and nine months ended November 1, 1997 with the corresponding Quill operating results for the three and nine months ended September 30, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill will be included in the Company's U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill been subject to income taxes.

In connection with the Merger, the Company recorded a charge to operating expense of $41,000,000 during the quarter ended August 1, 1998. These costs consist primarily of direct and other merger related and integration costs from the merger transaction. The merger transaction costs consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs, contract and lease termination costs and the write down of lease costs. Excluding the merger related and integration costs, earnings per share would have been $0.46 for the nine months ended October 31, 1998.

NOTE 5 - GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007, the 4.5% convertible subordinated debentures due October 1, 2000 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the quarter ended October 31, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus, are not presented.

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

Condensed Consolidated Statement of Income
For the thirteen weeks ended October 31, 1998
(in thousands)

                                                                             Non-
                                       Staples, Inc.     Guarantor        Guarantor
                                       (Parent Co.)    Subsidiaries      Subsidiaries      Consolidated
                                       ------------    ------------      ------------      ------------

Sales                                  $     --        $ 1,440,647        $ 459,123        $ 1,899,770
Cost of goods sold and occupancy
  costs                                     389          1,077,324          346,144          1,423,857
                                       ---------------------------------------------------------------
Gross profit                               (389)           363,323          112,979            475,913
Operating expenses                        3,714            273,341           80,129            357,184
                                       ---------------------------------------------------------------
Operating income                         (4,103)            89,982           32,850            118,729
Interest and other expense, net          (2,542)            (9,957)           8,127             (4,372)
Provision for income taxes               16,304            (45,820)         (15,655)           (45,171)
Minority interest                            --                 --               --                 --
                                       ---------------------------------------------------------------
Net income                             $  9,659        $    34,205        $  25,322        $    69,186
                                       ===============================================================


Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 31, 1998
(in thousands)

                                                                              Non-
                                      Staples, Inc.      Guarantor         Guarantor
                                      (Parent Co.)     Subsidiaries       Subsidiaries       Consolidated
                                      ------------     ------------       ------------       ------------
Sales                                  $     --        $ 3,823,734        $ 1,222,352        $ 5,046,086
Cost of goods sold and occupancy
  costs                                   1,314          2,894,192            931,727          3,827,233
                                       -----------------------------------------------------------------
Gross profit                             (1,314)           929,542            290,625          1,218,853
Operating expenses                       48,345            742,741            224,330          1,015,416
                                       -----------------------------------------------------------------
Operating income                        (49,659)           186,801             66,295            203,437
Interest and other expense, net         (10,655)           (29,772)            25,466            (14,961)
Provision for income taxes               22,781            (71,646)           (25,636)           (74,501)
Minority interest                            --                 --                135                135
                                       -----------------------------------------------------------------
Net income                             $(37,533)       $    85,383        $    66,260        $   114,110
                                       =================================================================

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
As of October 31, 1998
(in thousands)

                                                                         Non-
                                   Staples, Inc.      Guarantor       Guarantor
                                   (Parent Co.)     Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                   ------------     ------------     ------------      ------------      ------------
Cash, cash equivalents and
  short-term investments          $    19,033        $   12,652       $  163,419       $                  $  195,104
Merchandise inventories                (4,996)        1,080,452          227,873                           1,303,329
Other current assets and
  intercompany                        919,403           459,862          527,814        (1,540,579)          366,500
                                  ----------------------------------------------------------------------------------
Total current assets                  933,440         1,552,966          919,106        (1,540,579)        1,864,933
Net property, equipment and
  other assets                        252,615           662,294          338,533          (223,698)        1,029,744
                                  ----------------------------------------------------------------------------------
Total assets                        1,186,055         2,215,260        1,257,639       $(1,764,277)        2,894,677
                                  ==================================================================================

Total current liabilities         $   136,688        $  881,568       $  215,321       $  (107,876)       $1,125,701
Total long-term liabilities           305,523           237,827           37,951              (138)          581,163
Total stockholders' equity            743,844         1,095,865        1,004,367        (1,656,263)        1,187,813
                                  ==================================================================================
Total liabilities and
  stockholders' equity            $ 1,186,055        $2,215,260       $1,257,639       $(1,764,277)       $2,894,677
                                  ==================================================================================


Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 31, 1998
(in thousands)

                                                                                   Non-
                                             Staples, Inc.     Guarantor        Guarantor
                                             (Parent Co.)     Subsidiaries     Subsidiaries     Consolidated
                                             ------------     ------------     ------------     ------------
Net cash (used in)/provided by
  operating activities                        $ (89,699)       $ 119,685        $  86,447        $ 116,433

Investing Activities:
  Acquisition of property,
    equipment and lease rights                  (44,748)        (210,232)         (21,780)        (276,760)
  Other                                         (54,448)          94,946          (16,597)          23,901
                                              ------------------------------------------------------------
Cash (used in)/provided by investing
  activities                                    (99,196)        (115,286)         (38,377)        (252,859)
Financing Activities:
  Payments on borrowings                        (26,916)              --          (26,682)         (53,598)
  Other                                          45,574               --          (43,117)          (2,457)
                                              ------------------------------------------------------------
Cash provided by/(used) in
  financing activities                           18,658               --          (69,799)         (51,141)
Effect of exchange rate changes on cash              --               --              124              124
                                              ------------------------------------------------------------
Net (decrease) increase in cash                (170,237)           4,399          (21,605)        (187,443)
Cash and cash equivalents at
  beginning of period                           189,252            8,253          183,583          381,088
                                              ------------------------------------------------------------
Cash and cash equivalents at end
  of period                                   $  19,015        $  12,652        $ 161,978        $ 193,645
                                              ============================================================

                         STAPLES, INC. AND SUBSIDIARIES

NOTE 6 - RECLASSIFICATIONS:

Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE 7 - SUBSEQUENT EVENTS

As of November 1, 1998, the Company completed the acquisition of the office and manufactured products units of Ivan Allen Corporation. The acquired business units of Ivan Allen had annual revenues of more than $60,000,000 in 1997 and distributes office products throughout the Southeastern United States. The acquisition will be accounted for using the purchase method.

On November 12, 1998, the Board of Directors authorized, subject to shareholder approval of the charter amendment described below, a three for two stock split to be distributed on or about January 28, 1999, to shareholders of record at the close of business on January 18, 1999. To facilitate the split, the Board of Directors has recommended that shareholders approve a charter amendment that would increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000.

On November 13, 1998, the Company issued a Notice of Redemption for its 4 1/2% Convertible Subordinated Debentures due October 1, 2000. As of December 2, 1998 all debenture holders had converted their outstanding debentures into common stock of the Company at a conversion price of $14.67 per share.

                         STAPLES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES. Sales increased 22% to $1,899,770,000 in the quarter ended October 31, 1998 from $1,552,393,000 in the quarter ended November 1, 1997 and increased 25% to $5,046,086,000 for the nine months ended October 31, 1998 compared to $4,037,453,000 for the nine months ended November 1, 1997. This growth is attributable to an increased number of open stores and increased sales in existing stores and in the delivery and contract stationer segments. The growth for the nine months also includes the consolidation (beginning in May, 1997) of the sales of Staples UK and Staples (Deutschland) GmbH ("Staples Deutschland", formally MAXI-Papier-Markt-GmbH). Comparable store and delivery hub sales for the quarter and nine months ended October 31, 1998 increased 12% over the corresponding periods ended November 1, 1997. Comparable sales in the contract stationer segment including Quill increased 13% for the three months and 12% for the nine months ended October 31, 1998 as compared to the three and nine months ended November 1, 1997. The Company had 878 stores open as of October 31, 1998 compared to 720 stores as of November 1, 1997 and 742 stores as of January 31, 1998; this total includes 47 stores opened and one store closed during the three months ended October 31, 1998 and 139 stores opened and three stores closed during the nine months ended October 31, 1998.

GROSS PROFIT. Gross profit as a percentage of sales was 25.1% and 24.2% for the three and nine months ended October 31, 1998 as compared to 24.2% and 23.9% for the same periods in the prior year. The increase in gross profit rate for the quarter ended October 31, 1998 compared to the quarter ended November 1, 1997 was primarily due to lower product costs from vendors as a result of increased purchase discounts as well as increased leveraging of fixed distribution center and delivery costs over a larger sales base and increased buying improvements. These increases were partially offset by increased sales of computers (which generate a lower margin rate than other categories) to 8.2% and 7.4% of sales from 8.0% and 6.8% of sales for the three and nine months ended October 31, 1998 and November 1, 1997 respectively.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating costs, decreased as a percentage of sales in the three and nine months ended October 31, 1998 to 14.3% and 14.7% as compared to 14.7% and 15.0% for the same periods in the prior year. The decrease was primarily due to the timing of marketing and advertising programs and the increased leveraging of fixed store payroll expenses and other fixed store operating costs as store sales have increased. This decrease was partially offset by the impact of Staples UK and Staples Deutschland, which have higher costs as a percentage of sales, as well as increased store labor and costs incurred for the Company's store remodel program. The store remodel program includes significant investments made in store layouts and signing to improve shopability and to enhance customer service.

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

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed by the Company as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $85,000 and $83,000 per store for the three and nine months ended October 31, 1998, respectively, as compared to $73,000 and $74,000, respectively, per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three and nine months ended October 31, 1998 increased as a percentage of sales to 4.2% and 4.3%, respectively, as compared to 3.8% and 4.0% for the same periods in the prior year. This increase was primarily due to costs incurred for Year 2000 compliance projects. In addition, the Company has made other investments in the Company's information systems ("IS") staffing and infrastructure, which the Company believes will reduce costs as a percentage of sales in future years. This was partially offset by the Company's ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business.

MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, the Company recorded a charge to operating expense of $41,000,000 during the nine months ended October 31, 1998. These costs consist of direct and other merger related and integration costs from the merger transaction. The merger transaction costs consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs, contract and lease termination costs and the write down of lease costs. During the nine months ended November 1, 1997, the Company charged to expense similar non-recurring costs in connection with the proposed merger with Office Depot, Inc.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended October 31, 1998 was $4,485,000 and $15,099,000, respectively, as compared to $6,212,000 and $16,040,000, respectively, for the same periods in the prior year. The interest expense relates primarily to existing borrowings which were used to fund the increase in store inventories related to new store openings, expanded product assortment, and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; and continued investments in the information systems and distribution center infrastructure.

EQUITY IN LOSS OF AFFILIATES. The Company's Equity in Loss of Affiliates was $0 and $5,953,000, respectively, for the three and nine months ended November 1, 1997. The Company recorded no equity in loss of affiliates for the three and nine months ended October 31, 1998, due to the acquisition of Staples UK and Staples Deutschland on May 6, 1997 and May 7, 1997, respectively. As a result of the acquisitions, the Company's ownership interest of Staples UK increased to 100% and its ownership of Staples Deutschland increased to approximately 92%. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the consolidated results of these entities are reflected in the Company's financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Deutschland were accounted for under the equity method which resulted in the Company's share of losses from operations being included in Equity in Loss of Affiliates. As of October 31, 1998, Staples UK and Staples Deutschland operated 47 and 21 stores, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 1998, cash and cash equivalents decreased by $187,443,000. This decrease was partially attributable to cash used in investing activities of $252,859,000, which was primarily due to the acquisition of property and equipment of $239,055,000, mainly for the 139 new stores opened. The decrease in cash was partially offset by cash provided by operating activities of $116,433,000, which includes an increase in merchandise inventories of $177,353,000 to support 139 new stores opened offset by an increase in accounts payable, accrued expenses and other current liabilities of $191,366,000 and depreciation and amortization of $74,597,000. The cash used in financing activities of $51,141,000 was primarily repayment on borrowings of $53,598,000 and cash paid to a dissenting Quill shareholder of $48,101,000, offset by the proceeds from capital stock sales of $48,348,000.

The Company opened 139 stores and closed three stores during the nine months ended October 31, 1998 and expects to open approximately 30 additional stores in the last quarter of fiscal 1998. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures (net of store inventory financed under vendor trade terms), will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, the Company expects to use approximately $42,000,000 for store openings during this period. In addition, the Company plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. The Company expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

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

The Company also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness, sales of assets, and dividends. As of October 31, 1998, no borrowings were outstanding under the revolving credit agreement. Business Depot, Staples UK and Staples Deutschland each have revolving credit facilities under which only Staples UK had an outstanding balance of $26,467,000 at October 31, 1998. Total cash, short-term investments and available revolving credit amounts TOTALED $639,408,000 as of October 31, 1998.

The Company expects its current cash and cash equivalents and funds available under its revolving credit and term loan facility will be sufficient to fund its planned store openings and other recurring operational cash needs for the next twelve to eighteen months. The Company continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through additional commercial bank debt arrangements.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains a number of forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following: the Company operates in a highly competitive marketplace, in which it competes with a variety of retailers, dealers and distributors. The Company competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to the Company in terms of store format, pricing strategy and product selection, such as Office Depot, OfficeMax and Office World, as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, the Company's retail stores, as well as its delivery business, compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Such competitors have increased their presence in the Company's markets in recent years. Some of the Company's current and potential competitors in the office products industry are larger than the Company and have substantially greater financial resources. No assurance can be given that competition will not have an adverse effect on the Company's business.

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

The Company has a presence in international markets through The Business Depot Ltd. in Canada and its operations in Germany and the United Kingdom, and may seek to expand in to other international markets in the future. The Company's operations in foreign markets are subject to risks similar to those affecting its U.S. stores, in addition to a number of additional risks inherent in foreign operations, including local customs and competitive conditions, and foreign currency fluctuations. Staples' European operations are currently unprofitable, and there can be no assurance that they will become profitable.

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

YEAR 2000 COMPLIANCE.

The Company has completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). The Company has used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation will be replaced or modified and tested for compliance. It is anticipated that remediation of the most critical Information Technology (IT) related systems and applications will be completed during the first quarter of 1999 and that testing will be completed by the end of the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of less critical IT systems is expected to be completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and applications is expected to be finished during the third quarter of 1999.

The Company has also finished its assessment of non-IT-related systems and applications and is continuing to assess the status of third parties with regard to Year 2000 compliance. The non-IT-related systems and applications include telephone systems, store security systems, and electrical systems, among others. The remediation of these systems is expected to be completed during the first quarter of 1999 with testing to be finished by the end of the third quarter of 1999. The Company is working with third parties, primarily major vendors, but also customers to ensure that they will be Year 2000 compliant as the Company's schedule requires. Responses have been received from a number of vendors, but not all vendors have assured the Company that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance. The Company has completed its enterprise-wide inventory review and is expecting to have comprehensive risk assessment relative to vendor-provided products, devices and/or services completed during the fourth quarter 1998. Comprehensive due diligence and testing with respect to vendors with the greatest impact on the Company will be performed on a continuous basis throughout 1999.

The Company has estimated that the total cost of Year 2000 compliance will be between $20 and $30 million, $9 million of which had been spent as of October 31, 1998. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in the Company's current 1998 and projected 1999 IT budgets. The inclusion of Year 2000 compliance in the IT budget has not caused any critical IT projects to be delayed or eliminated.

The Company currently does not have a formal contingency plan in the event that an area of its operations does not become Year 2000 compliant. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party. Although the Company expects to achieve Year 2000 compliance as scheduled, there are potential risks if the Company or a critical third party does not become or is late in becoming Year 2000 compliant. Such risks include impairing the Company's ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. The Company has yet to make an analysis of the effect that an instance of critical non-compliance by the Company or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against the Company in the event of its non-compliance or the non-compliance of the products and services which it sells. The costs of defending and settling such claims could have a material impact on the financial statements of the Company.

The information presented above is based on management's estimates which were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the estimated date of Year 2000 compliance. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

EURO CURRENCY

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency, ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

The Company has revenues from its European operations and is currently assessing the impact that the conversion to the euro will have on the Company. The Company is evaluating the potential impact in several areas of its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. Although the Company is still in the assessment phase, the conversion to the euro is not expected to have a material impact on the Company's operations or financial position.

                          PART II -- OTHER INFORMATION

ITEMS 1, 3-4  -  NOT APPLICABLE.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 13, 1998, the Company issued a Notice of Redemption for its 4 1/2% Convertible Subordinated Debentures due October 1, 2000. As of December 2, 1998 debenture holders had converted their outstanding debentures into 20,454,206 shares of common stock of the Company at a conversion price of $14.67 per share. As of October 31, 1998, a total of 11,245 shares of common stock had been issued to debenture holders upon the conversion of the debentures. No underwriters were involved in such issuances, and such shares were issued and sold pursuant to the registration exemption in Section 3(a)(9) of the Securities Act of 1933.

ITEM 5 - OTHER EVENTS.

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (which was held on June 4, 1998), proposals of stockholders submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act") to be presented at the 1999 Annual Meeting of Stockholders must be received by the Company no later than December 20, 1998 in order to be considered for inclusion in the Company's proxy materials for the 1999 Annual Meeting. Proposals must be in writing and sent to the Corporate Secretary at One Research Drive, Westborough, Massachusetts 01581.

The Company's By-laws require that the Company be given advance written notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy materials in accordance with Rule 14a-8 under the Exchange Act). The Secretary of the Company must receive such notice at the address noted above not less than 60 days or more than 90 days prior to the meeting; provided, however, that if the date of such meeting is not provided to stockholders or publicly disclosed at least 70 days before the date of such meeting, such notice must be mailed or delivered to the Secretary not later than the close of business on the 10th day following the day on which notice of the meeting was mailed or public announcement of the date of the meeting was made, whichever occurs first. The Company's By-laws also specify requirements relating to the content of the notice which stockholders must provide to the Secretary of the Company for any matter, including a stockholder nomination for director, to be properly presented at a stockholders meeting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

A.  Exhibits
27.1  Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STAPLES, INC.

Date: December 14, 1998          By: /s/ John J. Mahoney
      -----------------             ----------------------------------
                                    John J. Mahoney
                                    Executive Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer)