Form 10-K
period 1998-01-30
STAPLES INC
filed 1999-04-05
CIK 791519

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission File Number
    January 30, 1999                                              0-17586

                                  STAPLES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                04-2896127
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


              ONE RESEARCH DRIVE, WESTBOROUGH, MASSACHUSETTS 01581
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  508-370-8500
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.0006 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X] Yes     [ ] No

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock on February 28, 1999 as reported by Nasdaq, was approximately $13.4 billion. In determining the market value of non-affiliate voting stock, shares of Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 463,881,546 shares of Common Stock outstanding as of February 28, 1999.


                       Documents Incorporated By Reference


         Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

         Portions of the Proxy Statement for the 1999 Annual            Part III
         Meeting of Stockholders

         This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Staples' actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results. "

                                     PART I

ITEM 1.  BUSINESS

         Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor with a total of 913 retail stores located in the United States, Canada, the United Kingdom and Germany as of January 30, 1999, in addition to a catalog business, electronic commerce and contract stationer operations. Staples' executive offices are located at 500 Staples Drive, Framingham, Massachusetts 01702 (telephone: (508) 253-5000). Staples was organized in November 1985 and is incorporated in the State of Delaware.

BUSINESS STRATEGY

         Staples views the office products market as a large diversified market for office supplies and equipment, business machines and computers, and various business services. Although there are no clear demarcations among segments, Staples targets four principal end-user groups: consumers and home offices; small businesses and organizations with fewer than 50 office workers; medium-size businesses and organizations with more than 50 office workers; and large businesses with more than 1,000 office workers. Staples' ability to address all four major end-user groups increases and diversifies its available market opportunities, increases awareness of the Staples name among customers in all four end-user groups (who often shop across distribution channels) and allows Staples to enjoy a number of important economies of scale. These include increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage certain general and administrative functions.

         Staples effectively reaches different sectors of the office products market through different channels of distribution designed to be convenient to each targeted market sector. Specifically, in-store operations seek to address the retail needs of customers, while Staples' delivery operations focus on customers who desire delivery of their office products and other specialized services.

NORTH AMERICAN SUPERSTORES

         Staples' North American retail operations, consisting of 840 stores as of January 30, 1999, are the core business of the Company, generating a substantial majority of its sales and profits. Staples' retail operations focus on serving the needs of customers primarily in the consumer, home office and small business segments of the office products market.

         Superstores. Staples' North American superstores are located in 37 states, the District of Columbia and ten Canadian provinces in both major metropolitan markets and smaller outlying markets. Staples' current superstore prototype is approximately 24,000 square feet. Staples' strategy for its North American superstores focuses on four key objectives: (i) providing superior customer value through a combination of broad product selection, everyday low prices, outstanding customer service and convenient locations; (ii) increasing Staples' presence in targeted markets by adding new superstores and achieving economies of scale in most of the major markets where it competes; (iii) reducing operating costs to the lowest level consistent with providing quality merchandise and service; and (iv) offering a comfortable, easy to shop store environment with skilled sales associates available to assist the customer.

         Express Stores. In select urban markets, Staples operates a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores give Staples the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment. Staples Express stores range from approximately 6,000 to 10,000 square feet.

DELIVERY OPERATIONS

         Staples' delivery operations are comprised of three principal operations: Staples' catalog businesses, operating under the names "Staples Direct" and "Quill Corporation", Staples' contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage," and Staples' internet electronic commerce business operating under the name "Staples.com".

         Staples Direct. Operating since 1990, Staples Direct, Staples' direct mail catalog business, reaches all targeted segments of the office products market seeking the convenience of telephone ordering and free next day delivery for orders over $50. Delivery orders are shipped from Staples' delivery distribution centers and are distributed through dedicated delivery hubs. In some markets, Staples also delivers products directly from its retail stores. The Company markets Staples Direct through both direct mail catalogs and a sales force primarily focused on generating new accounts. The Company also has Staples Direct catalog operations in Canada, the United Kingdom and Germany.

         Quill Corporation. Acquired in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than 700,000 medium sized businesses in the United States. Quill markets primarily through the distribution of catalogs designed to meet the needs of specific customer segments. The business offers outstanding customer service, a superior private label product, and special services to attract and retain its customers.

         Staples National Advantage and Staples Business Advantage. Staples' contract stationer operations focus primarily on serving the needs of medium- to large-size businesses that sometimes may seek more services than are provided by a traditional retail or mail order business, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Staples' contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business focused on selling to large multi-regional businesses. Staples Business Advantage focuses on selling to medium- and large-size regional companies and has the flexibility to handle smaller accounts. Staples initially established this business through acquisitions of regional contract stationers, and more recently has entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage.

         Staples.com. Launched in November 1998, Staples' internet operation markets over 6,000 products through its web-based superstore and offers free delivery for orders over $50. Staples leverages existing resources wherever possible such as offline advertising, call centers, distribution centers and delivery hubs. On line marketing for Staples.com is currently done primarily through major relationships with leading internet properties. Staples.com has many innovative features and functionality which will allow Staples to better service existing customers as well as attract a large number of new customers.

INTERNATIONAL

         Staples believes that foreign markets will provide additional growth opportunities. In 1991, Staples established its first international joint venture, "Business Depot", in Canada. Business Depot became a wholly owned subsidiary of Staples in 1994 and operates 131 stores as part of Staples' North American superstores and delivery operations. Staples was also a partner in two overseas office products superstore joint ventures operating in the United Kingdom under the name "Staples UK" and in Germany under the name "Staples Der Buro Megamarkt" ("Staples Germany"). In May 1997, Staples increased its ownership interest in the Staples UK operations to 100% and in Staples Germany to approximately 92%. In December 1998, Staples increased its ownership interest in Staples Germany to 100%. As of January 30, 1999, Staples UK operated 48 stores and Staples Germany operated 25 stores with delivery operations in both countries. Staples plans to expand the operations of Quill into Europe during the first quarter of 1999.

STRATEGIC INITIATIVES

         Staples is focusing on numerous strategic priorities, with the objective of enhancing its position as a leading office products supplier.

         Profitably Increase Retail Sales Per Store. Staples is devoting significant resources and efforts to profitably increase its retail sales per store in both North America and Europe. Initiatives in this regard include: expanding product selection across all key product categories; enhancing business services; improving in-stock positions in Europe; improving customer service; increasing staffing levels and personnel training; expanding store size; and improving shopability and signage. Another key element of this strategy is Staples' ongoing store remodeling program and new store opening programs. In addition, during 1998 Staples committed to a plan to close and relocate stores which cannot be expanded and updated in order to improve customers shopability and improve market share.

         Continue Rapid Growth in Staples Delivery Operations. Staples is implementing a number of actions to profitably grow its delivery business. These actions include: broadening the product offerings available for delivery; offering specialized, more focused marketing; expanding the distribution areas of catalogs; providing open account invoicing to large accounts; and increasing its multi-channel distribution capacity. The Company believes that Staples delivery operations are also benefiting from the increased marketing and advertising undertaken in connection with its store sales growth strategy. Staples also plans to focus on the electronic commerce market through Staples.com and grow that business during fiscal 1999.

         Continue Store Growth and Strengthen Infrastructure. Staples is continuing its store growth program. In fiscal year 1998, Staples opened 158 new stores in North America and 16 new stores in Europe. In fiscal 1999, Staples intends to open approximately 150 stores in North America and 20 stores in Europe. Staples' store growth strategy follows a three-pronged approach: continuing the growth of its store network in existing markets; entering smaller markets, within both existing and new geographic areas; and entering major new markets. Staples believes that its centralized distribution strategy facilitates its aggressive store growth by enabling the Company to operate smaller stores than would otherwise be required, thus reducing the cost of both opening and operating new stores, while providing the same or better product selection as a larger, competitive store. To support this commitment, Staples is taking steps to strengthen its infrastructure, including its distribution capabilities.

         Improve Productivity. Staples maintains its historical focus on being a low cost operator and believes that it has significant opportunities to reduce costs as a percentage of sales. Staples believes that its future expansion will enable it to leverage certain fixed costs in store operations, marketing, distribution and administration. Staples also seeks to enhance productivity through improvements in operating practices.

         Improve Customer Service. Staples has increased staffing levels in stores and delivery operations and made other investments to provide better customer service. Staples continues to drive a corporate-wide CARE program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way". Staples also focuses on its "mystery shopper program" in which outside representatives evaluate customer service multiple times per year and has tied a portion of incentive compensation to achievement of customer satisfaction goals.

PRODUCTS AND PURCHASING

PRODUCTS

         Staples tailors its product mix to meet the needs of its customers by regularly evaluating sales and profit performance for each of its SKUs. In order to minimize unit costs and selling prices, Staples sells most products in multi-unit packages. The lot sizes are designed to be large enough to be cost effective without being burdensome to Staples' small business customers.

         Staples guarantees low prices to its customers and will not only match competitive prices but will also pay 55% of the price difference (up to $55) as a credit towards future purchases. Staples continuously compares its pricing against other discount office supply stores, local stationers, nearby warehouse clubs, mass merchants, computer superstores, consumer electronics retailers, electronic commerce distributors and mail order stationers to ensure that the strategy of maintaining everyday low prices is achieved.

         Staples offers its customers an array of services. Customers may place orders by telephone for delivery or for customer pickup or via an internet service. Customers may pay with MasterCard, Visa, American Express, Discover, or Staples private label credit card, in addition to check or cash. Staples also offers customers an option to lease business machines and computers through a third party lessor with varying terms. Staples offers high-speed and self-service copying, overnight mailing, faxing and other print services for its customers. Staples' return policy entitles customers to return all goods, except computers, business machines, printers and software, in original packaging within 30 days after the date of sale for a full refund; computers, business machines and printers must be returned in original packaging within 14 days to obtain a full refund. Software packages must be unopened to obtain a full refund within 30 days; open packages will be exchanged only for the same title.

         Staples' delivery operations carries many of the same products that are sold in retail stores. The contract stationer catalog typically offers products with unique pricing, billing and other services available to each customer.

         The following table shows sales by each major product line as a percentage of total sales for the periods indicated:

                                                                                         Fiscal Year Ended
                                                                    January 30, 1999      January 31, 1998     February 1, 1997
                                                                    -----------------------------------------------------------
Office supplies, services and other supplies                             45.9%                 48.6%                50.9%
Equipment and business machines                                          23.7                  22.0                 20.6
Computers and related products                                           22.2                  20.9                 19.4
Office furniture                                                          8.2                   8.5                  9.1

PURCHASING AND VENDOR SELECTION

         Staples selects its vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition. Staples believes it is able to pursue this purchasing strategy with great effectiveness and at very attractive costs in large part because of its centralized distribution facilities. Staples can purchase truckload quantities of attractively priced, high-quality products from multiple vendors and thereby achieve substantial cost savings in each product category.

         Staples offers several hundred private label items including copy paper, staplers, envelopes, mailing and shipping supplies, a variety of fastening supplies, chairs, computer accessories, calculators and diskettes. Through its global product sourcing program, Staples is able to procure private label products at lower cost than brand name products.

         Currently, Staples purchases products from several hundred active vendors worldwide. The Company believes that competitive sources of supply are available for substantially all products it carries. Staples' buying and merchandising staff centrally performs all product purchasing and merchandise planning for stores and mail order with the assistance of integrated computer systems.

SUPPLY CHAIN INITIATIVES

         Staples operates centrally located distribution centers on the East and West coasts to service the majority of its replenishment and delivery requirements for its U.S. retail, catalog and electronic commerce operations. Staples' delivery operations also use distribution centers that fulfill the unique needs of those customers. Most products are shipped from Staples' suppliers to the distribution centers for reshipment to Staples stores and delivery hubs, or are directly shipped to customers. The distribution centers employ state of the art warehouse management systems and radio frequency technology, just-in-time replenishment procedures and material handling equipment that help to minimize overall Company inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce cost. Products generally are delivered to Staples stores within 48 hours after Staples' automated replenishment system generates an order for the product based on daily point of sale information.

         Staples believes its distribution centers provide it with significant labor, merchandise and inventory shrinkage savings by centralizing receiving and handling functions and by enabling the Company to purchase in full truckloads from suppliers. Staples believes that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Staples' centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

         Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced and Staples operates smaller gross square footage stores than would otherwise be required. Smaller store size reduces Staples' rental costs in the expensive markets in which it currently operates and allows the Company improved flexibility in locating stores more closely to its target customers.

         Staples continues to enhance its distribution network to support its operations. Staples recently opened two new distribution centers: Hagerstown, Maryland (840,000 sq. ft.) in March 1997 and Killingly, Connecticut (310,000 sq. ft.) in January, 1998. In addition, Staples expects to open a 520,000 sq. ft. facility in Rialto, California and a 550,000 sq. ft. facility in Terre Haute, Indiana in 1999. These four new facilities are expected to replace a network of approximately 11 distribution centers formerly used to support U.S. retail operations.

         In late 1998, Staples retrofitted the former retail Putnam/Plainfield, Connecticut distribution center (380,000 sq. ft.) to support all three channels of its contract and catalog division. In 1999, Staples will open distribution centers in two new markets, Stockton, California and Charlotte, North Carolina, to further support the contract and catalog division.

MARKETING STRATEGY

         Staples pursues a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as radio, television, newspaper circulars, internet and print advertising as well as catalogs and a sophisticated direct marketing system. In addition, Staples markets to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. Staples changes its level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows Staples to optimize the effectiveness and efficiency of its marketing expenditures.

         In 1998, Staples continued to invest in its nationally recognized television campaign and began to supplement its spot television schedule with network ads. This television advertising is designed to raise awareness of Staples and penetration levels for both the household and business customer segments across the country. In addition, Staples expanded its print advertising campaign in order to support key product categories. In 1997, Staples also entered into a naming rights agreement with L.A. Arena Company, LLC, which is designing a new state of the art sports and entertainment complex in downtown Los Angeles. This agreement provides Staples with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years and is expected to be opened during 1999.

STORE OPERATIONS AND TRAINING

STORE OPERATIONS

         Staples strives to be the lowest cost operator of office products stores servicing its targeted customers. Staples seeks to create stores that appeal to its target customers for their broad selection, everyday low prices, convenience, shopability and helpful service. Staples' stores typically are open seven days per week.

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

         Staples' computer systems replenish inventory levels for each SKU by store based on its rate of sale and variability in rate of sale. Sales and inventory levels are tracked by SKU at each store through Staples' point-of-sale system and are transmitted nightly to the Company's host computer. Reorders from the distribution center are processed so that inventory arrives at Staples stores as needed.

         Stores are brightly lit and products are attractively displayed. Employees are available to consult on purchases, particularly in Staples' furniture, business machines and computer sections, where customers often need assistance in decision-making. Staples is continuing to roll out the new store layout first designed in 1997 to all new and remodeled stores. This positions Staples to offer our customers more technology solutions such as Build to Order computers as well as computer upgrades and services through the Staples Tech Center. Also included are enhanced product assortments in furniture, paper and technical office supplies. In the services category, the Concept 97 design promotes the Staples Copy Center with enhanced services and, where market conditions warrant, expanded copy centers. Staples' current superstore prototype is approximately 24,000 square feet, which allows for enhanced business services, product depth and capital goods sales. Where possible, Staples has expanded existing stores to fit the new format. Staples committed to a plan during 1998 to close and relocate stores that are not deemed appropriate for expansion or upgrade to the Concept 97 design.

         Staples has continued to make an investment in computer-based, multi-media training programs to upgrade staff selling skills and improve customer service at its retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers. Additionally, Staples continues to increase its efforts to improve its in-stock position as well as expand the product depth in certain key categories in order to best serve its customers.

ASSOCIATES AND ASSOCIATE TRAINING

         Staples places great importance on recruiting, training and providing the proper incentives for quality store level personnel. This includes building its store management organization from within. Staples recruits actively on college campuses and also hires talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates. Staples' store managers are trained in the Company's management development program.

         Staples considers customer relations and its associates' knowledge of office products and office-related capital goods to be significant to its marketing approach and its ability to maintain customer satisfaction. New management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and telemarketing employees prepare for new assignments by studying training modules, including written manuals, video instruction and self-testing, that are prepared by Staples and others. These associates are trained in a number of areas, including, where appropriate, sales techniques, management techniques and product knowledge.

         Staples offers eligible associates the opportunity to acquire equity in the Company through an employee stock purchase plan, and also grants stock options and restricted stock to certain of its associates as an incentive to attract and retain such associates.

         As of January 30, 1999, Staples employed 21,580 full-time and 21,428 part-time employees.

EXPANSION STRATEGY

         Staples' expansion strategy involves the establishment of a strong market position by increasing its presence in targeted metropolitan markets by operating a full network of stores and entering small markets and focusing growth in those markets where products can be cost effectively replenished through its distribution centers. Staples believes that a network of stores in a metropolitan market enhances profitability by leveraging marketing costs, distribution expense and supervision costs.

         Staples currently plans to open approximately 150 stores in North America and approximately 20 stores in the UK and Germany in fiscal 1999. Staples' growth strategy calls for continuing to increase its presence along both the East and West coasts of the United States as well as portions of the Southeast and Midwest regions. Additionally, Staples plans to expand into one or more major new markets per year as well as numerous smaller markets.

         In determining where to open new stores, Staples evaluates the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competitive factors and other factors. While most of its stores have been located in conventional strip shopping centers, Staples has also successfully converted non-retail properties to Staples stores. Although Staples often leases second-use properties, it has also entered into ground leases where it plans to build a store or arranged to have landlords construct free-standing buildings to its specifications. In addition, Staples has on numerous occasions acquired lease rights from prior tenants. Staples believes that this flexibility in selecting sites proves helpful as it seeks to locate additional stores in the challenging real estate markets in which it operates.

         Staples plans to expand its internet operation, Staples.com, during fiscal 1999 by dedicating additional investments in personnel, technology and marketing. Staples recognizes the long-term potential of electronic commerce and plans to aggressively address this market.

COMPETITION

         Staples competes with a variety of retailers, dealers and distributors in the highly competitive office products market. Staples believes its customers choose among suppliers on the basis of price, breadth of selection, service and convenience.

         Staples' target customers have historically been serviced by traditional office products dealers. Staples believes it has competed favorably against these dealers in the past because it generally offers lower prices. In addition, Staples believes that its broad product line, depth of in-stock inventory and extended store hours offer it competitive advantages. Recently, however, some traditional office product dealers have lowered prices and increased their service levels to become more competitive with discount retailers.

         Staples also competes in most of its geographic markets with other high-volume office supply chains that are similar in concept to Staples in terms of store format, pricing strategy, and product selection, including Office Depot, OfficeMax, and Office World as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, Staples' retail stores, as well as its delivery operations business, compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers. Such competitors have increased their presence in Staples' markets in recent years. Some of Staples' current and potential competitors in the office products industry are larger than the Staples and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on Staples' business.

TRADEMARKS

         The Company has registered the marks "Staples" and "Staples- The Office Superstore" on the Principal Register of the United States Patent and Trademark Office and the mark "Staples" in Canada, the United Kingdom and Germany.


ITEM 2.  PROPERTIES

         As of January 30, 1999 Staples operated 913 superstores in 37 states, the District of Columbia, 10 provinces in Canada, 9 regions in the United Kingdom and 6 states in Germany. Staples also operates 68 distribution centers. The following table sets forth the locations of Staples' facilities as of January 30, 1999.


STATE/PROVINCE/REGION                                        STATE/PROVINCE/REGION
---------------------                           NUMBER       ---------------------                                NUMBER
UNITED STATES                                 OF STORES      UNITED KINGDOM                                      OF STORES
-------------                                 ---------      --------------                                      ---------

Arizona                                          20          South West                                              4
California                                      124          South East                                              7
Connecticut                                      29          London                                                  5
Delaware                                          4          Wales                                                   3
Florida                                          22          East Anglia                                             6
Georgia                                           1          Midlands                                                8
Idaho                                             7          North West                                              5
Iowa                                             11          North East                                              7
Illinois                                         17          North                                                   3
Indiana                                          13
Kansas                                            4          GERMANY
Kentucky                                          6          -------
Maine                                             7          Hamburg                                                 8
Maryland                                         27          Schleswig-Holstein                                      1
Massachusetts                                    36          Niedersachsen                                           6
Michigan                                         29          Bremen                                                  2
Missouri                                          1          Nordrhein-Westpfalen                                    7
Montana                                           5          Hessen                                                  1
Nebraska                                          1
New Hampshire                                    12          STATE/PROVINCE/REGION                               NUMBER OF
New Jersey                                       57          ---------------------                         DISTRIBUTION CENTERS
New Mexico                                        1          UNITED STATES                                 --------------------
New York                                         75          -------------
North Carolina                                   13          Alabama                                                 1
Ohio                                             43          California                                              7
Oklahoma                                          4          Colorado                                                1
Oregon                                           12          Connecticut                                             3
Pennsylvania                                     55          Florida                                                 3
Rhode Island                                      2          Georgia                                                17
South Carolina                                   11          Illinois                                                2
Tennessee                                         6          Maryland                                                2
Utah                                              8          Massachusetts                                           4
Vermont                                           4          Michigan                                                1
Virginia                                         25          New Jersey                                              3
Washington                                        5          New York                                                6
Washington DC                                     2          North Carolina                                          1
West Virginia                                     5          Ohio                                                    4
Wisconsin                                         5          Oregon                                                  1
                                                             Pennsylvania                                            4
CANADA                                                       Tennessee                                               2
------                                                       Texas                                                   2
Alberta                                          17          Washington                                              1
British Columbia                                 16
Manitoba                                          4          CANADA
New Brunswick                                     4          ------
Newfoundland                                      2          Ontario                                                 1
Nova Scotia                                       4
Ontario                                          54          UNITED KINGDOM
Quebec                                           27          --------------
Saskatchewan                                      2          Pensnett                                                1
Prince Edward Island                              1
                                                             GERMANY
                                                             ------
                                                             Schleswig-Holstein                                      1



         Most of the existing stores are leased by Staples with initial lease terms expiring between 1999 and 2024. In most instances, the Company has renewal options at increased rents. Leases for 176 of the existing stores provide for contingent rent based upon sales.


ITEM 3.  LEGAL PROCEEDINGS

         Staples is not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Staples held a Special Meeting of Stockholders (the "Special Meeting") on January 21, 1999. At the Special Meeting, the following actions were taken:

         1. The stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 500,000,000 to 1,000,000,000 shares by a vote of 255,147,547 shares of Common Stock "for", 2,724,931 shares of Common Stock "against" and 837,779 shares of Common Stock not voting.

         2. The stockholders approved the amendment and restatement of the Company's 1990 Director Stock Option Plan by a vote of 204,362,522 shares of Common Stock "for", 53,121,609 shares of Common Stock "against" and 1,226,126 shares of Common Stock not voting.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Staples' Common Stock is traded on the Nasdaq National Market under the symbol "SPLS".

         At January 30, 1999, the number of holders of record of Staples' Common Stock was 9,165.

         The following table sets forth for the periods indicated the high and low sale prices per share of the Common Stock on the Nasdaq National Market, as reported by Nasdaq, retroactively adjusted for the three-for-two stock splits in January, 1999 and 1998.


FISCAL YEAR ENDED JANUARY 30, 1999                      HIGH                      LOW
----------------------------------                    --------                  ------
            First Quarter                             $17.13                     $12.25
            Second Quarter                             22.83                      15.67
            Third Quarter                              23.42                      17.00
            Fourth Quarter                             32.50                      21.13


          FISCAL YEAR ENDED JANUARY 31, 1998
          ----------------------------------
                      First Quarter                             $11.72                      $7.83
                      Second Quarter                             11.67                       8.55
                      Third Quarter                              13.00                      10.22
                      Fourth Quarter                             13.39                      10.59

         Staples has never paid a cash dividend on its Common Stock. Staples presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Staples' revolving credit agreement restricts the payment of dividends.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") which Staples will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Consolidated Financial Statements.

      1. FINANCIAL STATEMENTS. The following financial statements and schedules of Staples, Inc. are included as APPENDIX C of this
           Report:

           Consolidated Balance Sheets - January 30, 1999 and January 31, 1998. Consolidated Statements of Income - Fiscal years ended January 30,
                1999, January 31, 1998, and February 1, 1997.
           Consolidated Statements of Stockholders' Equity - Fiscal years ended
                January 30, 1999, January 31, 1998, and February 1, 1997.
           Consolidated Statements of Cash Flows - Fiscal years ended January
                30, 1999, January 31, 1998, and February 1, 1997.
           Notes to Consolidated Financial Statements.

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

(b) Reports on Form 8-K.

      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 1999.


                                   Staples, Inc.


                                   By: /s/ Thomas G. Stemberg
                                       ----------------------------------------
                                       Thomas G. Stemberg, Chairman
                                       of the Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.


     SIGNATURE                               CAPACITY
     ---------                               --------


/s/ Thomas G. Stemberg               Chairman of the Board and
-------------------------------      Chief Executive Officer
Thomas G. Stemberg                   (Principal Executive Officer)
                                     and Director


/s/ Basil L. Anderson                Director
-------------------------------
Basil L. Anderson


/s/ Mary Elizabeth Burton            Director
-------------------------------
Mary Elizabeth Burton


/s/ W. Lawrence Heisey               Director
-------------------------------
W. Lawrence Heisey


/s/ George J. Mitchell               Director
-------------------------------
George J. Mitchell


/s/ James L. Moody, Jr.              Director
-------------------------------
James L. Moody, Jr.


/s/ Rowland T. Moriarty              Director
-------------------------------
Rowland T. Moriarty


/s/ Robert C. Nakasone               Director
-------------------------------
Robert C. Nakasone

    SIGNATURE                                   CAPACITY
    ---------                                   --------



/s/ W. Mitt Romney                          Director
-------------------------------
W. Mitt Romney


/s/ Martin Trust                            Director
-------------------------------
Martin Trust


/s/ Paul F. Walsh                           Director
-------------------------------
Paul F. Walsh


/s/ Margaret C. Whitman                     Director
-------------------------------
Margaret C. Whitman


/s/ John J. Mahoney                         Executive Vice President,
-------------------------------             Chief Administrative Officer and
John J. Mahoney                             Chief Financial Officer
                                            (Principal Financial Officer)


/s/ Robert K. Mayerson                      Senior Vice President and
-------------------------------             Corporate Controller
Robert K. Mayerson                          (Principal Accounting Officer)

                                                                      APPENDIX A

                            FINANCIAL HIGHLIGHTS (1)
             (Dollar Amounts in thousands, Except Per Share Amounts)

                                                                                  FISCAL YEAR ENDED
                                                   --------------------------------------------------------------------------------
                                                   JANUARY 30,      JANUARY 31,       FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
                                                    1999 (2)         1998 (3)            1997             1996           1995 (4)
                                                   (52 WEEKS)       (52 WEEKS)        (52 WEEKS)       (53 WEEKS)       (52 WEEKS)
                                                   -----------      -----------       -----------      -----------      -----------
 STATEMENT OF INCOME DATA:
 Sales                                             $7,123,189       $5,732,145       $4,493,589       $3,565,235       $2,418,793
 Gross profit                                       1,757,387        1,378,984        1,083,326          826,639          567,914
 Net income                                           185,370          167,914          144,742          108,428           72,071
 Pro forma net income (5)                             183,556          153,128          129,413           94,539           59,219
 Historical basic earnings per share (6)                 0.43             0.41             0.36             0.28             0.21
 Historical diluted earnings per share  (6)              0.41             0.39             0.35             0.27             0.20
 Pro forma basic earnings per share (5)(6)               0.43             0.38             0.32             0.24             0.17
 Pro forma diluted earnings per share (5)(6)             0.41             0.36             0.31             0.23             0.16
 Dividends                                                 --               --               --               --               --

SELECTED OPERATING DATA (AT PERIOD END):
 Stores open                                              913              742              557              443              350

BALANCE SHEET DATA:
 Working capital                                   $  798,768       $  803,660       $  623,835       $  580,244       $  355,639
 Total assets                                       3,179,266        2,638,862        1,955,636        1,552,199        1,141,496
 Total long-term debt, less current portion           205,015          518,959          402,985          351,508          257,122
 Stockholders' equity                               1,656,886        1,094,485          875,823          712,141          472,215

(1) On May 21, 1998, February 23, 1994 and March 7, 1994, the Company acquired Quill Corporation ("Quill"), National Office Supply Company, Inc. ("National"), and Spectrum Office Products, Inc. ("Spectrum"), respectively. These transactions have been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of Quill, National and Spectrum, for all periods presented. Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in January 1999, January 1998, March 1996, July 1995, and October 1994. See Note F of Notes to Consolidated Financial Statements.

(2) Results of operations for this period include a $41,000,000 charge relating to costs incurred in connection with the merger with Quill and a $49,706,000 charge relating to store closure costs.

(3) Results of operations for this period include a $29,665,000 charge relating to costs incurred in connection with the proposed merger with Office Depot, Inc.

(4) Results of operations for this period include a $2,150,000 charge relating to professional fees incurred for contract stationer acquisitions and a $1,149,000 gain on the sale of the Company's investment in a contract stationer.

(5) Pro forma net income includes a provision for income taxes on the previously untaxed earnings of Quill, which had been an S Corporation prior to its acquisition by the Company.

(6) Earnings per common share have been restated to reflect 3 for 2 stock splits effective January 1999, January 1998, March 1996, July 1995 and October 1994.

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31 of the following calendar year.

ITEM 7.                                                               APPENDIX B


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
 ................................................................................

COMPARISON OF FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997

       GENERAL. During the fiscal year ended January 30, 1999, Staples acquired, in a pooling of interests transaction, Quill Corporation and certain related entities (collectively referred to as "Quill") with 1997 net sales of approximately $551 million. The financial information set forth below includes adjustments to give effect to the acquisition of Quill for all periods presented. Prior to its acquisition by Staples, Quill elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented at an assumed rate of 40%. The statements of income combine Staples' historical operating results for the fiscal years ended January 31, 1998 and February 1, 1997 with corresponding Quill operating results for the years ended December 31, 1997 and 1996.

       SALES. Sales increased 24% to $7,123,189,000 in the fiscal year ended January 30, 1999 from $5,732,145,000 in the fiscal year ended January 31, 1998. Sales increased 28% in the fiscal year ended January 31, 1998 from $4,493,589,000 in the fiscal year ended February 1, 1997. The growth in each year was attributable to an increase in the number of open stores, increased sales in existing stores and increased sales in delivery operations. In addition, sales for the fiscal years ended January 30, 1999 and January 31, 1998 (beginning in May 1997) include the consolidation of Staples UK and Staples (Deutschland) GmbH ("Staples Germany", formerly MAXI-Papier-Markt-GmbH). Comparable store and delivery sales for the fiscal year ended January 30, 1999 increased 11% over the fiscal year ended January 31, 1998. Comparable store and delivery hub sales for the year ended January 31, 1998 increased 10% over the year ended February 1, 1997. As of January 30, 1999, January 31, 1998, and February 1, 1997, Staples had 913, 742, and 557 open stores, respectively. The January 30, 1999 total includes 174 stores opened and 3 stores closed during the twelve months ended January 30, 1999.

       GROSS PROFIT. Gross profit as a percentage of sales was 24.7%, 24.1%, and 24.1% for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. The gross profit rate was increased by continually improving margins in the retail and delivery business segments due to lower product costs from vendors and increased buying as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. This was offset by decreases in the margin rates due to price reductions as well as an increase in the sales of computer hardware (CPUs and laptops), which generate a lower margin rate than other categories, to 7.6% of total sales for the year ended January 30, 1999 from 7.4% in the year ended January 31, 1998 and 6.0% in the year ended February 1, 1997.

       OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 14.4%, 14.5%, and 14.5% of sales for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. The decrease as a percentage of sales for the year ended January 30, 1999 was primarily due to decreased advertising as a percentage of sales and increased leveraging of fixed store payroll expenses and store operating costs as store sales have increased. These factors were partially offset by increases in store labor and costs incurred for Staples' store remodel program in which significant investments have been made in store layouts and signing to improve shopability and enhance customer service. In addition, operating and selling expenses for the year ended January 30, 1999 and the year ended January 31, 1998 (beginning in May 1997) include the results of Staples UK and Staples Germany, which have higher costs as a percentage of sales.

       PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $80,000, $73,000, and $72,000 per store for the stores opened in the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. The increase during the fiscal year ended January 30, 1999 was due primarily to increased openings outside of the United States which generally involve higher pre-opening expenses per store.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales were 4.2%, 3.9%, and 3.9% in the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. The increase as a percentage of sales for the year ended January 30, 1999 as compared to the years ended January 31, 1998 and February 1, 1997 was primarily due to costs incurred for Year 2000 compliance projects. In addition, Staples has made other investments in its information systems' ("IS") staffing and infrastructure, which Staples believes will reduce costs as a percentage of sales in future years. In addition, general and administrative expenses for the years ended January 30, 1999 and January 31, 1998 include the results of Staples UK and Staples Germany, which have higher costs as a percentage of sales. The overall increase in general and administrative costs were partially offset by Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business.

       MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger-related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Staples paid approximately $14,000,000 in fiscal year 1998, which consists primarily of transaction and employee related costs. During the year ended January 31, 1998, Staples charged to expense non-recurring costs in connection with the proposed merger with Office Depot, Inc. of $29,665,000.

       STORE CLOSURE CHARGE. In December 1998, Staples committed to a plan to close and relocate stores which cannot be expanded and upgraded to the Company's "Concept 97" model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. This charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. Lease agreements for the relocation sites will be executed during fiscal year 1999 and the stores will be closed and relocated during fiscal years 1999 and 2000. Staples made no payments in fiscal year 1998 related to the store closure charge.

       INTEREST AND OTHER EXPENSE, NET. Net interest and other expense totaled $17,370,000, $21,955,000, and $22,962,000 in the fiscal years ended January 30,
1999, January 31, 1998, and February 1, 1997, respectively. The interest expense relates primarily to existing borrowings which were used to fund the increase in store inventories related to new store openings and improvements in in-stock levels; the acquisition of fixed assets for new stores opened and remodeled; continued investments in the information systems and distribution center infrastructure; and additional investments in Staples UK and Staples Germany as well as the purchase of them during the fiscal year ended January 31, 1998. The decrease in interest expense during the year ended January 30, 1999 is due primarily to the conversion of the Company's $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

       EQUITY IN LOSS OF AFFILIATES. Staples' Equity in Loss of Affiliates was $5,953,000 and $11,073,000 respectively, in the years ended January 31, 1998 and February 1, 1997. Staples recorded no equity in loss of affiliates for the year ended January 30, 1999, due to the acquisition of Staples UK and Staples Germany on May 6, 1997 and May 7, 1997, respectively. As a result of the acquisitions, Staples' ownership interest of Staples UK increased to 100% and its ownership of Staples Germany increased to approximately 92% which was increased to 100% in December 1998. The transactions were accounted for in accordance with the purchase method of accounting and accordingly, the consolidated results of these entities are reflected in Staples' financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Germany were accounted for under the equity method which resulted in Staples' share of losses from operations being included in Equity in Loss of Affiliates. As of January 30, 1999, Staples UK and Staples Germany operated 48 and 25 stores, respectively.

       INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 39.5%, 32.8% and 31.5% for the years ended January 30, 1999, January 31, 1998 and February 1, 1997. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.1%, 38.7% and 38.8% respectively for the same periods. The increase in the pro forma tax rate in fiscal year 1998 was primarily due to non-deductible merger-related costs.


LIQUIDITY AND CAPITAL RESOURCES
 ................................................................................

       Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the years ended January 30, 1999, January 31, 1998 and February 1, 1997, Staples also utilized its revolving credit facility to support its various growth initiatives.

       Staples opened 174 stores, 130 stores, and 115 stores in the years January 30, 1999, January 31, 1998 and February 1, 1997, respectively, and closed three stores in the fiscal year ended January 30, 1999 and one store in each of the fiscal years ended January 31, 1998 and February 1, 1997. In addition, in the fiscal year ended January 31, 1998, 56 stores were added as a result of the acquisition of Staples UK and Staples Germany. As the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment are made under regular credit terms, which requires that Staples carry its own receivables from these sales. Staples also utilized capital equipment financings to fund current working capital requirements. During the year ended January 30, 1999, Staples paid mortgages in full on five distribution centers acquired from Quill of approximately $14 million.

       As of January 30, 1999, cash, cash equivalents, and short-term investments totaled $375,421,000, a decrease of $11,569,000 from the January 31, 1998 balance of $386,990,000. The principal sources of funds were primarily cash from operations, including an increase in accounts payable and accrued expenses of $363,988,000, which financed the increase in merchandise inventory of $211,052,000 related to new store openings, expanded product assortment and improvements in in-stock levels. These sources were partially offset by the acquisition of property and equipment of $322,308,000 and cash used in the acquisition of Quill of $48,102,000.

       Staples expects to open approximately 170 stores during fiscal 1999. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $238,000,000 for store openings during this period. Staples plans to begin a stock repurchase program during fiscal 1999 intended to provide shares for employee stock programs. Staples expects to repurchase approximately six million shares annually. In addition, Staples plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit. In a subsequent event on February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities for a purchase price of approximately $140,000,000.

         Staples issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Company's Notes were used for repayment of indebtedness under Staples' revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

       Staples also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of January 30, 1999, no borrowings were outstanding under the revolving credit agreement. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 30, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $29,849,000 at January 30, 1999 and Business Depot has a $16,545,000 line of credit with no outstanding balance at January 30, 1999. Total cash, short-term investments and available revolving credit amounts totaled $826,966,000 as of January 30, 1999.

       Staples expects that its current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.

INFLATION AND SEASONALITY

         While inflation or deflation has not had, and Staples does not expect it to have, a material impact upon operating results, there can be no assurance that Staples' business will not be affected by inflation or deflation in the future. Staples believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.

FUTURE OPERATING RESULTS

         This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statement (including statements to the effect that Staples "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed below.

         STAPLES OPERATES IN A HIGHLY COMPETITIVE MARKET. Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to ours. Staples also competes with mass merchants (such as Wal-Mart), warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, our retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of our competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within our markets. Some of our current and potential competitors are larger than we are and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may force us to charge lower prices than we otherwise would, and may adversely affect our business and financial performance in other ways.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY OPEN NEW STORES. An important part of our business plan is to aggressively increase the number of our stores. Staples opened 174 stores in the United States, Canada and Europe in fiscal 1998 and plans to open approximately 170 new stores in fiscal 1999. For our growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt our management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as we plan, our future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where Staples has a presence so that we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

         OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

   * the number of new store openings (pre-opening expenses are expensed as incurred and newer stores are less profitable than mature stores);
   * the extent to which sales in new stores result in the loss of sales in existing stores;
   *   the mix of products sold;
   *   pricing actions of competitors;
   *   the level of advertising and promotional expenses;
   * seasonality (the sales and profitability of our stores are typically slightly lower in the first and second quarter of our fiscal year than in other quarters); and

   *   one-time charges associated with acquisitions.

         Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectation for that quarter, Staples could not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on our expected net income for the quarter.

         The market price of our Common Stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that Staples will achieve certain levels of new income. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts that regularly follow us lower their rating of our Common Stock or lower their projections for our future growth and financial performance, the market price of our Common Stock is likely to drop significantly. In addition, in those circumstances the decrease in Common Stock price would probably be disproportionate to the shortfall in our financial performance.

         RAPID GROWTH COULD STRAIN OUR OPERATIONS. Our business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on our management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our employee base, this growth is likely to result in operational inefficiencies and ineffective management of our business and employees, which will in turn adversely affect our business and financial performance.

         OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS. Staples currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom and Staples Germany in Germany. Staples may seek to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations. Our European operations are currently unprofitable, and we cannot guarantee that they will become profitable.

         THE TERMS AND TIMING OF FUTURE FINANCINGS ARE UNCERTAIN. Staples currently expects that current cash and cash equivalents and funds available under our revolving credit facility will be sufficient to fund our planned new store openings and other operating cash needs for at least the next twelve to eighteen months. However, it is possible that Staples will require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, whether within the next twelve to eighteen months or thereafter.


YEAR 2000 COMPLIANCE

         Staples has completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples has used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation will be replaced or modified and tested for compliance. Remediation of the most critical Information Technology (IT) related systems and applications remain on schedule for completion during the first quarter of 1999 and it is anticipated that testing will be completed by the end of the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of the less critical IT systems is expected to be completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and applications is expected to be finished during the third quarter of 1999.

         Staples has also finished its assessment of non-IT-related systems and applications and is continuing to assess the status of third parties with regard to Year 2000 compliance. The non-IT-related systems and applications include telephone systems, store security systems, and electrical systems, among others. The remediation of these systems is expected to be completed during the first quarter of 1999 with testing to be finished by the end of the second quarter of 1999. Staples is also working with third parties, primarily major vendors, but also customers to ensure that they will be Year 2000 compliant as Staples' schedule requires. Responses have been received from the majority of vendors, but not all vendors have assured Staples that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance. Staples has completed its enterprise-wide inventory review and has completed the most critical aspects of a comprehensive risk assessment relative to vendor-provided products, devices and/or services. The balance of this risk assessment will be completed during the first quarter of 1999. Comprehensive due diligence and monitoring with respect to vendors with the greatest impact on Staples will be performed on a continuous basis throughout 1999.

         Staples has estimated that the total cost of Year 2000 compliance will be between $20 and $30 million, $14 million of which had been spent as of January 30, 1999. While Staples has purchased hardware and software, it has done so in support of configuration management and growth and these purchases have not been capitalized. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in Staples' current 1999 IT budgets. The inclusion of Year 2000 compliance in the IT budget has not caused any critical IT projects to be delayed or eliminated.

         Staples currently does not have a formal contingency plan in the event that an area of its operations does not become Year 2000 compliant. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party. Staples is developing procedures for all its sites, listing those to contact in the event a "Y2K suspected" issue is encountered. Although Staples expects to achieve Year 2000 compliance as scheduled, there are potential risks if the company does not become or is late in becoming Year 2000 compliant. Such risks include impairing the Company's ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. Staples has yet to make an analysis of the effect that an instance of critical non-compliance by the Company or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against Staples in the event of its non-compliance or the non-compliance of the products and services which it sells. The costs of defending and settling such claims could have a material impact on the financial statements of the Company. Staples is preparing a "Y2K Preparedness Guide" for its customers so the Company can be proactive in assisting them with vendor contacts to answer their Y2K questions.

         The information presented above is based on management's estimates which were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the estimated date of Year 2000 compliance.

EURO CURRENCY

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

         Staples has evaluated the potential impact on its business including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on Staples' operations or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples does not use these derivative instruments for trading purposes. Staples initiated a risk management control process to monitor the foreign exchange and interest rate risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of the size of the Company and its business. In addition, the foreign exchange rate can move in Staples' favor. Recent experience has demonstrated that gains on certain days are offset by losses on other days. Therefore, Staples does not expect to incur material losses.

       This risk management discussion, and the effects of changes in interest rates and foreign exchange rates, are forward-looking statements. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                                                                      APPENDIX C


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENTS.                                                       PAGE

Report of Independent Auditors...............................................C-2

Consolidated Balance Sheets - January 30, 1999 and January 31, 1998..........C-3

Consolidated Statements of Income - Fiscal years ended January 30, 1999,
     January 31, 1998, and February 1, 1997..................................C-4

Consolidated Statements of Stockholders' Equity - Fiscal years ended
     January 30, 1999, January 31, 1998, and February 1, 1997................C-5

Consolidated Statements of Cash Flows - Fiscal years ended January 30,
     1999, January 31, 1998, and February 1, 1997............................C-6

Notes to Consolidated Financial Statements...........................C-7 to C-27

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1997 financial statements of Quill Corporation, a wholly owned subsidiary, which statements reflect 6% of total assets as of January 31, 1998 and 20% and 25% of net income for the years ended January 31, 1998 and February 1, 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Quill Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 1996 and 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 30, 1999 and January 31, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                           ERNST & YOUNG LLP

Boston, Massachusetts
March 4, 1999

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JANUARY 30,       JANUARY 31,
                                                                                    1999              1998
                                                                                 -----------       -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................       $  357,993        $  381,088
    Short-term investments ...............................................           17,428             5,902
    Merchandise inventories ..............................................        1,340,432         1,124,642
    Receivables, net .....................................................          221,836           203,143
    Deferred income taxes ................................................           75,261            33,108
    Prepaid expenses and other current assets ............................           51,150            38,257
                                                                                 ----------        ----------
      TOTAL CURRENT ASSETS ...............................................        2,064,100         1,786,140

PROPERTY AND EQUIPMENT:
    Land and buildings ...................................................          231,378           150,947
    Leasehold improvements ...............................................          372,451           292,128
    Equipment ............................................................          400,225           304,177
    Furniture and fixtures ...............................................          239,755           173,711
                                                                                 ----------        ----------
      TOTAL PROPERTY AND EQUIPMENT .......................................        1,243,809           920,963
    Less accumulated depreciation and amortization .......................          403,520           310,701
                                                                                 ----------        ----------
      NET PROPERTY AND EQUIPMENT .........................................          840,289           610,262

OTHER ASSETS:
    Lease acquisition costs, net of amortization .........................           75,127            43,244
    Investments ..........................................................               --            16,450
    Goodwill, net of amortization ........................................          148,201           139,753
    Deferred income taxes ................................................           28,735            15,451
    Other ................................................................           22,814            27,562
                                                                                 ----------        ----------
      TOTAL OTHER ASSETS .................................................          274,877           242,460
                                                                                 ----------        ----------
                                                                                 $3,179,266        $2,638,862
                                                                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable .....................................................       $  794,427        $  672,956
    Accrued expenses and other current liabilities .......................          438,311           266,023
    Debt maturing within one year ........................................           32,594            43,501
                                                                                 ----------        ----------
      TOTAL CURRENT LIABILITIES ..........................................        1,265,332           982,480

LONG-TERM DEBT ...........................................................          205,015           218,959
OTHER LONG-TERM OBLIGATIONS ..............................................           52,033            42,803
CONVERTIBLE DEBENTURES ...................................................               --           300,000
MINORITY INTEREST ........................................................               --               135
STOCKHOLDERS' EQUITY:
    Preferred stock, $ 01 par value-authorized 5,000,000 shares; no shares issued
    Common stock, $ 0006 par value-authorized 1,000,000,000 shares;
    issued 461,538,061 shares at January 30, 1999 and
    417,238,962 shares at January 31, 1998 ...............................              277               167
    Additional paid-in capital ...........................................        1,043,194           593,883
    Cumulative foreign currency translation adjustments ..................          (11,675)          (10,315)
    Unrealized gain on investments .......................................                7             1,056
    Retained earnings ....................................................          633,321           510,040
    Less: treasury stock at cost, 488,922 shares at
    January 30, 1999 and 88,724 shares at January 31, 1998 ...............           (8,238)             (346)
                                                                                 ----------        ----------
          TOTAL STOCKHOLDERS' EQUITY .....................................        1,656,886         1,094,485
                                                                                 ----------        ----------
                                                                                 $3,179,266        $2,638,862
                                                                                 ==========        ==========

    See notes to consolidated financial statements

                          STAPLES, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   FISCAL YEAR ENDED
                                                      -----------------------------------------------
                                                      JANUARY 30,      JANUARY 31,        FEBRUARY 1,
                                                         1999             1998               1997
                                                      -----------      -----------        -----------

Sales .........................................       $7,123,189       $ 5,732,145        $ 4,493,589
Cost of goods sold and occupancy costs ........        5,365,802         4,353,161          3,410,263
                                                      ----------       -----------        -----------
    GROSS PROFIT ..............................        1,757,387         1,378,984          1,083,326

OPERATING AND OTHER EXPENSES:
  Operating and selling .......................        1,023,848           833,046            651,634
  Pre-opening .................................           13,836             9,443              8,299
  General and administrative ..................          301,627           225,587            175,704
  Amortization of goodwill ....................            3,739             3,581              2,291
  Merger-related and integration costs ........           41,000            29,665                 --
  Store closure charge ........................           49,706                --                 --
  Interest and other expense, net .............           17,370            21,955             22,962
                                                      ----------       -----------        -----------
    TOTAL OPERATING AND OTHER EXPENSES ........        1,451,126         1,123,277            860,890
                                                      ----------       -----------        -----------

    INCOME BEFORE EQUITY IN LOSS OF AFFILIATES
    AND INCOME TAXES ..........................          306,261           255,707            222,436

Equity in loss of affiliates ..................               --            (5,953)           (11,073)
                                                      ----------       -----------        -----------

   INCOME BEFORE INCOME TAXES .................          306,261           249,754            211,363
Income tax expense ............................          121,026            81,924             66,621
                                                      ----------       -----------        -----------
    NET INCOME BEFORE MINORITY INTEREST .......          185,235           167,830            144,742
  Minority interest ...........................              135                84                 --
                                                      ----------       -----------        -----------
    NET INCOME ................................       $  185,370       $   167,914        $   144,742
                                                      ==========       ===========        ===========

BASIC EARNINGS PER COMMON SHARE
    Historical net income per common share ....           $ 0.43            $ 0.41             $ 0.36
                                                      ==========       ===========        ===========

DILUTED EARNINGS PER COMMON SHARE
    Historical net income per common share ....           $ 0.41            $ 0.39             $ 0.35
                                                      ==========       ===========        ===========

PRO FORMA:
   Historical net income ......................       $  185,370       $   167,914        $   144,742
   Provision for income taxes on
         previously untaxed earnings of
         pooled S-Corporation income ..........            1,814            14,786             15,329
                                                      ----------       -----------        -----------
    PRO FORMA NET INCOME ......................       $  183,556       $   153,128        $   129,413
                                                      ==========       ===========        ===========

BASIC EARNINGS PER COMMON SHARE
    Pro forma net income per common share .....       $     0.43       $      0.38        $      0.32
                                                      ==========       ===========        ===========

DILUTED EARNINGS PER COMMON SHARE
    Pro forma net income per common share .....       $     0.41       $      0.36        $      0.31
                                                      ==========       ===========        ===========


See notes to consolidated financial statements

                         STAPLES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

         FOR THE FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998,
                              AND FEBRUARY 1, 1997

                                                                                       CUMULATIVE      UNREALIZED
                                                                        ADDITIONAL  FOREIGN CURRENCY      GAIN
                                                                         PAID-IN      TRANSLATION       (LOSS) ON    RETAINED
                                                        COMMON STOCK     CAPITAL      ADJUSTMENTS      INVESTMENTS   EARNINGS
                                                        ------------   -----------  ----------------   -----------  ----------


BALANCES AT FEBRUARY 3, 1996 ..........................   $     159    $   466,660    $ (2,073)           $   32        $247,709
Issuance of common stock for
      stock options exercised .........................           3         13,726
Tax benefit on exercise of options ....................                     16,773
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............                      1,998
Sale of common stock under
      Employee Stock Purchase Plan ....................                      8,980
Issuance of Performance Accelerated
      Restricted Stock ................................                        532
Unrealized loss on short-term
      investments, net of tax .........................                                                      (12)
Translation adjustments ...............................                                  1,926
Issuance of common stock
      for acquisitions and other transactions .........                        164                                          (242)
Dividends to shareholders of acquired S-Corp ..........                                                                  (24,908)
Net income for the year ...............................                                                                  144,742
                                                          ---------    -----------    --------            ------        --------

BALANCES AT FEBRUARY 1, 1997 ..........................   $     162    $   508,833    $   (147)           $   20        $367,301

Issuance of common stock for
      stock options exercised .........................           5         32,178
Tax benefit on exercise of options ....................                     32,873
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............                      2,318
Sale of common stock under
      Employee Stock Purchase Plan ....................                     10,499
Issuance of Performance Accelerated
      Restricted Stock ................................                      7,182
Unrealized gain on investments,
      net of tax ......................................                                                    1,036
Translation adjustments ...............................                                (10,168)
Dividends to shareholders of acquired S-Corp ..........                                                                  (25,175)
Net income for the year ...............................                                                                  167,914
                                                          ---------    -----------    --------            ------        --------

BALANCES AT JANUARY 31, 1998 ..........................   $     167    $   593,883    $(10,315)           $1,056        $510,040


Issuance of common stock for
      stock options exercised .........................           5         50,118
Issuance of common stock for conversion of
       debentures, net of interest and deferred charges          13        298,520
Stock split and cash paid in lieu of fractional shares           92           (607)
Tax benefit on exercise of options ....................                     74,157
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............                      3,288
Sale of common stock under
      Employee Stock Purchase Plan ....................                     13,210
Issuance of Performance Accelerated
      Restricted Stock ................................                     10,654
Unrealized loss on investments, net of tax ............                                                   (1,049)
Translation adjustments ...............................                                 (1,360)
Purchase and retirement of S-Corporation shares .......                        (29)                                      (48,073)
Dividends to shareholders of acquired S-Corp ..........                                                                  (15,904)
Adjustment to conform fiscal year of Quill Corporation                                                                     1,888
Net income for the year ...............................                                                                  185,370
Purchase of treasury shares ...........................
                                                          ---------    -----------    --------            ------        --------

BALANCES AT JANUARY 30, 1999 ..........................   $     277    $ 1,043,194    $(11,675)           $    7        $633,321
                                                          =========    ===========    ========            ======        ========



                                                         TREASURY  COMPREHENSIVE
                                                          STOCK        INCOME
                                                         --------  -------------


BALANCES AT FEBRUARY 3, 1996 ..........................  $  (346)
Issuance of common stock for
      stock options exercised .........................
Tax benefit on exercise of options ....................
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............
Sale of common stock under
      Employee Stock Purchase Plan ....................
Issuance of Performance Accelerated
      Restricted Stock ................................
Unrealized loss on short-term
      investments, net of tax .........................                  (12)
Translation adjustments ...............................                1,926
Issuance of common stock
      for acquisitions and other transactions .........
Dividends to shareholders of acquired S-Corp ..........
Net income for the year ...............................              144,742
                                                         -------    --------

BALANCES AT FEBRUARY 1, 1997 ..........................  $  (346)   $146,656
                                                                    ========
Issuance of common stock for
      stock options exercised .........................
Tax benefit on exercise of options ....................
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............
Sale of common stock under
      Employee Stock Purchase Plan ....................
Issuance of Performance Accelerated
      Restricted Stock ................................
Unrealized gain on investments,
      net of tax ......................................                1,036
Translation adjustments ...............................              (10,168)
Dividends to shareholders of acquired S-Corp ..........
Net income for the year ...............................              167,914
                                                         -------    --------

BALANCES AT JANUARY 31, 1998 ..........................  $  (346)   $158,782
                                                                    ========

Issuance of common stock for
      stock options exercised .........................
Issuance of common stock for conversion of
       debentures, net of interest and deferred charges
Stock split and cash paid in lieu of fractional shares
Tax benefit on exercise of options ....................
Contribution of common stock
      to Employees' 401(K) Savings Plan ...............
Sale of common stock under
      Employee Stock Purchase Plan ....................
Issuance of Performance Accelerated
      Restricted Stock ................................
Unrealized loss on investments, net of tax ............               (1,049)
Translation adjustments ...............................               (1,360)
Purchase and retirement of S-Corporation shares .......
Dividends to shareholders of acquired S-Corp ..........
Adjustment to conform fiscal year of Quill Corporation
Net income for the year ...............................              185,370
Purchase of treasury shares ...........................   (7,892)
                                                         -------    --------

BALANCES AT JANUARY 30, 1999 ..........................  $(8,238)   $182,961
                                                         =======    ========






See notes to consolidated financial statements.

                          STAPLES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                                 FISCAL YEAR ENDED
                                                                                    ----------------------------------------------
                                                                                    JANUARY 30,      JANUARY 31,       FEBRUARY 1,
                                                                                        1999            1998               1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income ................................................................       $ 185,370        $ 167,914        $   144,742
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Minority interest ........................................................            (135)             (84)                --
    Depreciation and amortization ............................................          99,207           90,714             61,497
    Merger-related and integration costs .....................................          41,000           29,665                 --
    Store closure charge .....................................................          49,706               --                 --
    Expense from 401(K) and PARS stock contribution ..........................          12,764           10,409              2,715
    Equity in loss of affiliates .............................................              --            5,953             11,073
    Deferred income taxes (benefit)/expense ..................................         (55,569)           3,877              3,137
    Change in assets and liabilities, net of companies acquired using purchase accounting:
      Increase in merchandise inventories ....................................        (211,052)        (227,076)          (171,593)
      Decrease (increase) in receivables .....................................         (15,993)          17,569            (41,905)
      Increase in prepaid expenses and other assets ..........................          (9,839)          (5,026)            (7,026)
      Increase in accounts payable, accrued
         expenses and other current liabilities ..............................         273,280          293,831            179,803
      Increase in other long-term obligations ................................           9,597            5,074              6,303
                                                                                     ---------        ---------        -----------
                                                                                       192,966          224,906             44,004
                                                                                     ---------        ---------        -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .................................         378,336          392,820            188,746

INVESTING ACTIVITIES:
   Acquisition of property and equipment .....................................        (322,308)        (190,659)          (212,007)
   Acquisition of businesses, net of cash acquired ...........................         (13,500)         (79,325)                --
   Proceeds from sales and maturities of short-term investments ..............          10,338           13,618              8,800
   Purchase of short-term investments ........................................         (22,913)          (4,500)            (9,595)
   Proceeds from sales and maturities of long-term investments ...............          18,995              265                 --
   Purchase of long-term investments .........................................          (2,545)          (5,714)           (10,036)
   Investment in affiliates ..................................................              --           (3,788)           (18,629)
   Acquisition of lease rights ...............................................         (37,182)          (2,717)            (5,534)
   Other .....................................................................           1,208          (11,998)             2,657
                                                                                     ---------        ---------        -----------
   NET CASH USED IN INVESTING ACTIVITIES .....................................        (367,907)        (284,818)          (244,344)

FINANCING ACTIVITIES:
   Proceeds from sale of capital stock .......................................          63,996           48,043             21,773
   Proceeds from borrowings ..................................................         392,261          965,921          1,171,174
   Payments on borrowings ....................................................        (417,323)        (830,018)        (1,120,670)
   Purchase of dissenting shareholder S-Corporation stock ....................         (48,102)              --                 --
   Purchase of treasury stock ................................................          (7,892)              --                 --
   Dividends to shareholders of acquired S-Corp ..............................         (15,904)         (25,175)           (24,908)
                                                                                     ---------        ---------        -----------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......................         (32,964)         158,771             47,369

   Effect of exchange rate changes on cash ...................................            (560)          (2,720)               643

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................         (23,095)         264,053             (7,586)
Cash and cash equivalents at beginning of period .............................         381,088          117,035            124,621
                                                                                     ---------        ---------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................       $ 357,993        $ 381,088        $   117,035
                                                                                     =========        =========        ===========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS: Staples, Inc. and subsidiaries ("Staples" or "the Company") operates a chain of office supply stores and contract stationer/delivery warehouses throughout North America and in the United Kingdom and Germany.

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

         FISCAL YEAR: Staples' fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1998, 1997 and 1996, consisted of the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997 respectively. As more fully described in Note L, the statements of income combine Staples' historical operating results for the fiscal years with the corresponding Quill Corporation ("Quill") operating results for the calendar years ended December 31, 1997 and 1996. Accordingly, to conform fiscal years for 1998, an adjustment for Quill's operating results for January 1998 was made to retained earnings.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management of Staples to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH EQUIVALENTS: Staples considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         SHORT-TERM INVESTMENTS: Staples' securities are classified as available for sale and consist principally of high-grade state and municipal securities having an original maturity of more than three months. The investments are carried at fair value, with the unrealized holding gains and losses reported as a component of Staples' stockholders' equity. The cost of securities sold is based on the specific identification method. No individual issue in the portfolio constitutes greater than one percent of the total assets of Staples.

         MERCHANDISE INVENTORIES: Merchandise inventories are valued at the lower of weighted-average cost or market.

         RECEIVABLES: Receivables relate principally to amounts due from vendors under various incentive and promotional programs and trade receivables financed under regular commercial credit terms. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.

         ADVERTISING: Staples expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $9,854,000 at January 30, 1999 and $7,667,000 at January 31, 1998. Total advertising and marketing expense was $356,928,000, $288,838,000, and $221,000,000 for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

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

                     Buildings                         40 years
                     Leasehold improvements            10 years or term of lease
                     Furniture and fixtures            5 to 10 years
                     Equipment                         3 to 10 years

         LEASE ACQUISITION COSTS: Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 30, 1999 and January 31, 1998 totaled $24,674,000 and $19,483,000, respectively.

         GOODWILL: Goodwill arising from business acquisitions is amortized on a straight-line basis over 40 years. Accumulated amortization was $13,053,000 and $10,622,000 as of January 30, 1999 and January 31, 1998, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

         PRE-OPENING COSTS: Pre-opening costs, which consist primarily of salaries, supplies, marketing and occupancy costs, are charged to expense as incurred.

         PRIVATE LABEL CREDIT CARD RECEIVABLES: Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are primarily non-recourse to Staples.

         FOREIGN CURRENCY TRANSLATION: The assets and liabilities of Staples' foreign subsidiaries, The Business Depot Ltd. ("Business Depot"), Staples UK, and Staples Germany, are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples' foreign subsidiaries during the years ended January 30, 1999, January 31, 1998 and February 1, 1997, are recorded in a separate section of stockholders' equity titled "Cumulative foreign currency translation adjustments."

         STOCK OPTION PLANS: Staples has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, Staples continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

         EARNINGS PER SHARE: Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share includes such effects. See Note K for the computation of earnings per share for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("FAS 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions:

         - The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value;

         - The fair values of short-term investments and the 4 1/2% Convertible Subordinated Debentures are based on quoted market prices;

         - The carrying amounts of Staples' debt approximates fair value, estimated by discounted cash flow analyses based on Staples' current incremental borrowing rates for similar types of borrowing arrangements.

         LONG-LIVED ASSETS: Staples adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level.

         COMPREHENSIVE INCOME: Effective February 1, 1998, Staples adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Staples' net income or shareholders' equity. SFAS 130 requires Staples' to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, to be reported separately in stockholders' equity.

         SEGMENT REPORTING: Effective February 1, 1998, Staples adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information, see note N.

NOTE B   INVESTMENTS

The following is a summary of available-for-sale investments as of January 30, 1999 and January 31, 1998 (in thousands):

                                                                                GROSS       GROSS
                                                                              UNREALIZED  UNREALIZED    ESTIMATED
January 31, 1999                                                   COST         GAINS       LOSSES     FAIR VALUE
                                                                  -------     ----------  ----------   ----------
Short-term:
   Municipal obligations...................................       $10,515         $46        $ --        $10,561
   Agency Bonds ...........................................         6,902           7         (42)         6,867
                                                                  -------         ---        ----        -------
      Total short-term ....................................       $17,417         $53        $(42)       $17,428
                                                                  =======         ===        ====        =======

                                                                                GROSS       GROSS
                                                                              UNREALIZED  UNREALIZED    ESTIMATED
January 31, 1998                                                   COST         GAINS       LOSSES     FAIR VALUE
                                                                  -------     ----------  ----------   ----------
Short-term:
   Certificates of deposit ................................       $ 3,236       $   --       $ --        $ 3,236
   Debt securities ........................................         2,659            7         --          2,666
                                                                  -------       ------       ----        -------
      Total short-term ....................................       $ 5,895       $    7       $ --        $ 5,902
                                                                  =======       ======       ====        =======
Long-term:
   Municipal obligations ..................................       $ 9,986       $  125       $ (7)       $10,104
   Equity securities ......................................         4,061          950        (15)         4,996
   Money market instruments ...............................         1,350           --         --          1,350
                                                                  -------       ------       ----        -------
          Total long-term .................................       $15,397       $1,075       $(22)       $16,450
                                                                  =======       ======       ====        =======

Proceeds from the sale of investment securities were $14,599,000 and $265,000 during the years ended January 30, 1999 and January 31, 1998, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of stockholders' equity totaled $(1,049,000) and $1,036,000 for the years ended January 30, 1999 and January 31, 1998, respectively.

The amortized cost and estimated fair value of debt and marketable equity securities at January 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.
                                                                     ESTIMATED
                                                        COST         FAIR VALUE
                                                        ----         ----------
Due in one year or less............................  $  17,417       $   17,428

NOTE C   ACCRUED LIABILITIES

Accrued liabilities consist of:                                  JANUARY 30,    JANUARY 31,
                                                                    1999           1998
                                                                 -----------    -----------
     Taxes .................................................       $114,179       $ 76,118
     Acquisition and store closure reserves ................         91,484         16,596
     Employee related ......................................         88,551         63,126
     Advertising and direct marketing ......................         30,543         24,845
     Other .................................................        113,554         85,338
                                                                   --------       --------
     Total .................................................       $438,311       $266,023
                                                                   ========       ========


NOTE D   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                                                                   JANUARY 30,    JANUARY 31,
                                                                                      1999           1998
                                                                                   -----------    ----------
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 16%; collateralized by the related
     equipment ...............................................................       $  7,760       $ 14,909
Note payable with a fixed rate of 6.16% ......................................             --         25,000
Senior notes with a fixed rate of 7.125% .....................................        200,000        200,000
Mortgage notes at various rates ..............................................             --         13,805
Lines of credit ..............................................................         29,849          8,746
                                                                                     --------       --------

                                                                                     $237,609       $262,460
Less current portion .........................................................         32,594         43,501
                                                                                     --------       --------
                                                                                     $205,015       $218,959
                                                                                     ========       ========

Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

                           Fiscal year:                                           TOTAL
                                                                                  -----
                           1999............................................     $ 32,594
                           2000............................................        1,579
                           2001............................................          434
                           2002............................................          308
                           2003............................................          311
                           Thereafter......................................      202,383
                                                                                --------
                                                                                $237,609
                                                                                ========

Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $20,664,000. Future minimum lease payments of $3,001,000 excluding $201,000 of interest, are included in aggregate annual maturities shown above. Staples did not enter into any new capital lease agreements during the fiscal year ended January 30, 1999. New capital lease agreements totaling $2,770,000 were entered into during the fiscal year ended January 31, 1998.

Senior Notes:

Staples issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Notes are due August 15, 2007. Net proceeds of approximately $198,000,000 from the sale of Staples' Notes were used for repayment of indebtedness under Staples' revolving credit facility and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Credit Agreements:

Effective November 13, 1997, Staples entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of January 30, 1999, no borrowings were outstanding under the revolving credit facility. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 30, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $29,849,000 at January 30, 1999 and Business Depot has a $16,545,000 line of credit with no outstanding balance at January 30, 1999.

Interest paid by Staples totaled $29,600,000, $23,012,000 and $22,501,000 for the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. Capitalized interest totaled $2,254,000, $1,387,000 and $611,000 in the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

NOTE E   CONVERTIBLE DEBENTURES

On October 5, 1995, Staples issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"). During fiscal 1998, $299,995,000 of Staples' $300,000,000 of 4 1/2% Debentures were converted into an aggregate of 30,674,276 shares of common stock at a conversion price of $9.78 per share. The remaining $5,000 were called at par value plus a premium of 1.8% and accrued interest. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest.


NOTE F   STOCKHOLDERS' EQUITY

On November 12, 1998, December 30, 1997, March 5, 1996 and June 29, 1995, the Board of Directors approved three-for-two splits of Staples' common stock to be effected in the form of 50% stock dividends. The dividends were distributed on January 28, 1999 to shareholders of record as of January 18, 1999, January 30, 1998 to shareholders of record as of January 20, 1998, March 25, 1996 to shareholders of record as of March 15, 1996 and July 24, 1995 to shareholders of record as of July 14,

1995, respectively. The consolidated financial statements have been retroactively restated to give effect to these stock splits.

During fiscal year 1998, Staples purchased treasury stock of $7,892,000 from employees and directors to fund the income taxes incurred by those employees and directors associated with the vesting of performance accelerated restricted stock (PARS).

At January 30, 1999, 72,614,501 shares of common stock were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

NOTE G   EMPLOYEE BENEFIT PLANS

Staples elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EMPLOYEE STOCK PURCHASE PLAN

Staples' 1998 Employee Stock Purchase Plan authorizes a total of up to 6,000,000 shares of Staples' common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation. Staples' 1994 Employee Stock Purchase Plan expired during 1998.

STOCK OPTION PLANS

Under Staples' 1992 Equity Incentive Plan ("1992 Plan") Staples may grant to management and key employees incentive and nonqualified options to purchase up to 87,750,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"). This amount was approved by the shareholders of Staples on June 18, 1997. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired; unexercised options under this plan however remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of Staples' common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Staples' 1990 Director Stock Option Plan ("Director's Plan") authorizes shares of common stock to be issued to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples' common stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997, and 1998: risk-free interest rates ranging from 5.21% to 6.12%; volatility factor of the expected market price of Staples' common stock of .30 for fiscal year 1996, .35 for fiscal year 1997, and .36 for fiscal year 1998; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the 1992 Plan and
2.0 to 5.0 years for the Director's Plan.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information, which includes the pro forma results of Quill, follows (in thousands except for earnings per share information):

                                                JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                   1999           1998           1997
                                                -----------    -----------    -----------

Pro forma net income ...........................  $156,265       $138,983       $122,116

Pro forma basic earnings per common share ......  $   0.36       $   0.34       $   0.31
Pro forma diluted earnings per common share ....  $   0.35       $   0.33       $   0.30


This pro forma impact only takes into account options granted since January 28, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

Information with respect to options granted under the above plans is as follows:

                                                      WEIGHTED-AVERAGE
                                       NUMBER OF       EXERCISE PRICE
                                         SHARES          PER SHARE
                                       ----------     ---------------

Outstanding at February 3, 1996        47,220,579           $ 3.29
       Granted ................         7,171,937             8.82
       Exercised ..............        (6,140,543)            2.29
       Canceled ...............        (2,357,118)            4.89
                                      -----------           ------

Outstanding at February 1, 1997        45,894,855           $ 4.26
       Granted ................         9,656,558            10.43
       Exercised ..............       (10,147,409)            2.78
       Canceled ...............        (2,807,883)            7.43
                                      -----------           ------

Outstanding at January 31, 1998        42,596,121           $ 5.34
       Granted ................        13,698,644            20.22
       Exercised ..............       (13,965,713)            3.64
       Canceled ...............        (1,938,669)           11.55
                                      -----------           ------

Outstanding at January 30, 1999        40,390,383           $11.58
                                      ===========           ======

The following table summarizes information concerning currently outstanding and exercisable options:

                                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE

                                                  WEIGHTED
                                                   AVERAGE            WEIGHTED                                WEIGHTED
                                                  REMAINING            AVERAGE                                AVERAGE
RANGE OF EXERCISE             NUMBER             CONTRACTUAL          EXERCISE             NUMBER            EXERCISE
     PRICES                 OUTSTANDING              LIFE               PRICE           EXERCISABLE            PRICE
---------------------------------------------------------------------------------------------------------------------
$ 0 53 - $ 3 56              5,083,310               4.14               $2.76            5,083,310             $ 2.76
$ 3.65 - $ 5.56              4,542,693               5.67               $4.10            4,509,999             $ 4.09
$ 5.70 - $ 8.30              4,800,123               6.45               $8.06            3,392,963             $ 8.12
$ 8.37 - $ 9.17              4,623,599               7.56               $9.11               22,627             $ 8.57
$ 9.47 - $ 9.83                229,980               8.10               $9.64                    0             $ 0.00
$10.28 - $10.28              5,734,482               8.57              $10.28                1,125             $10.28
$10.44 - $19.42              3,004,779               8.72              $12.92               26,928             $10.82
$20.08 - $20.08             10,699,422               9.42              $20.08                    0             $ 0.00
$20.75 - $27.71              1,511,123               9.83              $23.10                    0             $ 0.00
$29.13 - $29.13                160,872              10.01              $29.13                    0             $ 0.00
---------------------------------------------------------------------------------------------------------------------
$ 0.53 - $29.13             40,390,383               7.60              $11.58           13,036,952             $ 4.64


The weighted-average fair values of options granted during the years ended January 30, 1999, January 31, 1998 and February 1, 1997 were $7.18, $3.80 and $3.81, respectively. Exercise prices for the options outstanding as of January 30, 1999 ranged from $0.53 to $29.13.

PERFORMANCE ACCELERATED RESTRICTED STOCK ("PARS")

PARS are shares of Staples' Common Stock granted outright to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares.

PARS issued in the fiscal year ended January 30, 1999 totaling approximately 1,381,000 shares which have a weighted average fair value of $17.56, initially vest on February 1, 2003 or will accelerate on May 1, in 2000, 2001, or 2002 upon attainment of certain compound annual earnings per share targets in the prior fiscal year. PARS totaling approximately 798,000 shares which have a weighted average fair value of $12.47, issued in fiscal year 1997 will vest on May 1, 1999 as a result of Staples achieving its target earnings goal for the fiscal year ended January 30, 1999.

In connection with the issuance of the PARS, Staples included $9,796,000, $7,496,000 and $532,000 in compensation expense for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

EMPLOYEES' 401(K) SAVINGS PLAN

Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan"), and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2,503,125 shares of common stock to these plans. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions, with additional contributions made at the discretion of the Board of Directors. In connection with these plans Staples included approximately $3,000,000 in expense for fiscal year ended January 30, 1999 and $2,000,000 in expense for each of the fiscal years ended January 31, 1998 and February 1, 1997.


NOTE H   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples' deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998, are as follows (in thousands):

                                                 JANUARY 30,     JANUARY 31,
                                                    1999            1998
                                                 -----------     -----------
Deferred Tax Assets:
     Inventory ............................       $  27,328        $ 20,116
     Deferred rent ........................          19,713          14,797
     Acquired NOL's .......................           8,743           7,132
     Other net operating loss carryforwards          27,259          22,907
     Insurance ............................           7,639           5,967
     Employee benefits ....................           9,746           5,569
     Merger related charges ...............          10,823              --
     Store closure charge .................          20,274              --
     Other - net ..........................          17,711          13,660
                                                  ---------        --------
     Total Deferred Tax Assets ............         149,236          90,148
                                                  ---------        --------

Deferred Tax Liabilities:
     Depreciation .........................          (2,312)         (6,687)
     Other - net ..........................          (5,164)         (4,835)
                                                  ---------        --------
     Total Deferred Tax Liabilities .......          (7,476)        (11,522)
                                                  ---------        --------

Total Valuation Allowance .................         (37,765)        (30,067)
                                                  ---------        --------

Net Deferred Tax Assets ...................       $ 103,995        $ 48,559
                                                  =========        ========

Net deferred tax assets of approximately $4,500,000 attributable to businesses acquired during the fiscal year ended January 31, 1998 were allocated directly to reduce goodwill generated by these acquisitions. The deferred tax assets disclosed as acquired NOL's and other net operating loss carryforwards, totaling $36,002,000, have been fully reserved due to the uncertainty of the realization of the asset within the local country jurisdiction. Further, if this asset is utilized when income is earned within the foreign jurisdiction, Staples will not have a consolidated tax benefit, as Staples will be required to pay U.S. income taxes on the income offset by the foreign NOL.

For financial reporting purposes, income before taxes includes the following components (in thousands):

                                    FISCAL YEAR ENDED
                        -----------------------------------------
                        JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                           1999           1998           1997
                        -----------    -----------    -----------
Pretax income:
  United States           $262,067       $213,549       $187,644
  Foreign .....             44,194         36,205         23,719
                          --------       --------       --------
                          $306,261       $249,754       $211,363
                          ========       ========       ========

The provision for income taxes consists of the following (in thousands):

                                                 FISCAL YEAR ENDED
                                    -----------------------------------------
                                    JANUARY 30,     JANUARY 31,   FEBRUARY 1,
                                       1999            1998          1997
                                    -----------     -----------   -----------
Current tax expense:
     Federal .................       $ 135,922        $53,248       $50,546
     State ...................          18,875         10,707        12,337
     Foreign .................          21,798         14,092           601
                                     ---------        -------       -------
                                       176,595         78,047        63,484

Deferred tax expense (benefit)         (55,569)         3,877         3,137
                                     ---------        -------       -------

Total ........................       $ 121,026        $81,924       $66,621
                                     =========        =======       =======

A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

                                                                               FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                        JANUARY 30,               JANUARY 31,             FEBRUARY 1,
                                                           1999                      1998                    1997
                                                        -----------               -----------             -----------
Federal statutory rate ...........................         35.0%                     35.0%                  35.0%
State taxes, net of federal benefit ..............          6.0%                      6.0%                   6.3%
Tax exempt interest ..............................         (0.5%)                    (0.5%)                 (0.4%)
Tax benefit of loss carryforward .................         (0.0%)                    (0.0%)                 (0.2%)
Income of S-Corporation ..........................         (0.6%)                    (5.7%)                 (7.0%)
Other ............................................         (0.4%)                    (2.0%)                 (2.2%)
                                                           ----                      ----                   ----
Effective tax rate ...............................         39.5%                     32.8%                  31.5%
                                                           ====                      ====                   ====

A reconciliation of the federal statutory tax rate to Staples' effective tax rate on pro forma net income is as follows:

                                                                               FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                        JANUARY 30,               JANUARY 31,             FEBRUARY 1,
                                                           1999                      1998                    1997
                                                        -----------               -----------             -----------
Federal statutory rate ...........................         35.0%                     35.0%                  35.0%
State taxes, net of federal benefit ..............          6.0%                      6.0%                   6.3%
Tax exempt interest ..............................         (0.5%)                    (0.5%)                 (0.4%)
Tax benefit of loss carryforward .................         (0.0%)                    (0.0%)                 (0.2%)
Other ............................................         (0.4%)                    (1.8%)                 (1.9%)
                                                           ----                      ----                   ----
Effective tax rate ...............................         40.1%                     38.7%                  38.8%
                                                           ====                      ====                   ====


Income tax payments were $94,729,602, $23,487,877, and $45,925,276, during fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. Staples has net operating losses of approximately $101,300,000 that can be carried forward indefinitely, $21,900,000 of which is attributable to Staples' increased ownership in Staples UK and Staples Germany.

Undistributed earnings of Staples' foreign subsidiaries amounted to approximately $54,700,000 at January 30, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Staples would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1,800,000 would be payable upon remittance of all previously unremitted earnings at January 30, 1999.


NOTE I   LEASES AND OTHER OFF-BALANCE SHEET COMMITMENTS

Staples leases certain retail and support facilities under long-term noncancellable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and require Staples to pay real estate taxes in excess of specified amounts and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

Other long-term obligations at January 30, 1999 include $49,000,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized following the straight-line basis over the respective terms of the leases. Future minimum lease commitments for retail and support facilities (including lease commitments for 116 retail stores not yet opened at January 30, 1999) under noncancellable operating leases are due as follows (in thousands):

                        Fiscal year:
                        1999............................................    $271,741
                        2000............................................     294,675
                        2001............................................     290,547
                        2002............................................     280,104
                        2003............................................     276,425
                        Thereafter......................................   2,439,592
                                                                          ----------
                                                                          $3,853,084
                                                                          ==========

Rent expense approximated $234,609,000, $193,990,000, and $142,508,000, for the
fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 30, 1999, Staples had available open letters of credit totaling $7,923,000.

NOTE J   QUARTERLY SUMMARY (UNAUDITED)

                                                    FIRST              SECOND               THIRD              FOURTH
                                                   QUARTER             QUARTER             QUARTER             QUARTER
                                                 ----------          ----------          ----------          ----------
                                                               (In thousands, except per share amounts)

Fiscal Year Ended January 30, 1999

   Sales .....................................   $1,670,611          $1,475,705          $1,899,770          $2,077,103
   Gross Profit ..............................      388,015             354,925             475,913             538,534
   Net income ................................       35,950               8,974(1)           69,186              71,260(4)
   Pro forma net income ......................       34,136(2)            8,974(1)           69,186              71,260(4)

Basic earnings per share
   Historical net income per common share.....   $     0.09          $     0.02          $     0.16          $     0.16(4)
   Pro forma  net income per common share.....   $     0.08          $     0.02          $     0.16          $     0.16(4)
   Number of shares used in computing
     earnings per common share ...............      419,027             423,959             426,184             448,074

Diluted earnings per share
   Historical net income per common share ....   $     0.08(3)       $     0.02          $     0.15(3)       $     0.15(4)
   Pro forma  net income per common share ....   $     0.08(3)       $     0.02          $     0.15(3)       $     0.15(4)
   Number of shares used in computing
     earnings per common share ................     461,616(3)          436,550             469,768(3)          473,490


                                                    FIRST              SECOND               THIRD              FOURTH
                                                   QUARTER             QUARTER             QUARTER             QUARTER
                                                 ----------          ----------          ----------          ----------
                                                               (In thousands, except per share amounts)

FISCAL YEAR ENDED JANUARY 31, 1998
   Sales ..................................       $1,292,721          $1,192,339          $1,552,393          $1,694,692
   Gross Profit ...........................          304,666             286,621             375,471             412,226
   Net income .............................           19,777(1)           22,759(1)           52,030              73,348
      Pro forma net income ................           15,229(2)           19,577(2)           48,602(2)           69,720(2)

Basic earnings per common share
   Historical net income per common share..       $     0.05          $     0.06          $     0.13          $     0.18
   Pro forma  net income per common share..       $     0.04          $     0.05          $     0.12          $     0.17
   Number of shares used in computing
     earnings per common share ............          403,570             405,233             409,231             414,358

Diluted earnings per share
   Historical net income per common share..       $     0.05          $     0.05          $     0.12(3)       $     0.17(3)
   Pro forma  net income per common share..       $     0.04          $     0.05          $     0.11(3)       $     0.16(3)
   Number of shares used in computing
     earnings per common share ............          416,026             418,787             452,352(3)          458,508(3)


(1) Net income for the quarter ended August 1, 1998 includes a pre-tax charge of $41,000 resulting from costs incurred in connection with the merger with Quill Corporation. Net income for the quarters ended May 3, 1997 and August 2, 1997 include a pre-tax charge of $20,562 and $9,103, respectively, resulting from costs incurred in connection with the then proposed merger with Office Depot, Inc.
(2) Pro forma net income includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.
(3) Earnings per share - assuming dilution is calculated considering the $300 million of 4 1/2% Convertible Subordinated Debentures as common stock equivalents for the quarters ended January 30, 1999, October 31, 1998, May 2, 1998, January 31, 1998, and November 1, 1997. The Debentures are not considered in the calculation of the earnings per share for the other quarters above as the effect is antidilutive.
(4) Net income for the quarter ended January 30, 1999 includes a pre-tax charge of $49,706 resulting from a store closure charge.

NOTE K   COMPUTATION OF EARNINGS PER COMMON SHARE

The computation of earnings per common share and earnings per common share - assuming dilution, for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 is as follows (amounts in thousands, except for per share data):

Historical Earnings Per Share                                        JANUARY 30,        JANUARY 31,        FEBRUARY 1,
                                                                        1999               1998               1997
                                                                     ------------       ------------       ------------
Numerator:
   Net income ................................................       $    185,370       $    167,914       $    144,742

Effect of dilutive securities:
   4 1/2% convertible debentures (1) .........................              7,451              9,365              9,373
                                                                     ------------       ------------       ------------
   Numerator for diluted earnings per common
     share - income available to common
     stockholders after assumed conversion ...................       $    192,821       $    177,279       $    154,115

Denominator:
   Weighted-average shares ...................................        429,308,638        408,095,647        399,620,073
   Performance accelerated restricted stock ..................              2,314              2,330                 --
                                                                     ------------       ------------       ------------
   Denominator for basic earnings per common
   share -- weighted-average shares ..........................        429,310,952        408,097,977        399,620,073

Effect of dilutive securities:
   Incremental and windfall shares ...........................         12,648,979         12,769,769         14,270,139
   Performance accelerated restricted stock ..................            208,300            209,592                 --
   4 1/2% convertible debentures .............................         25,856,165         30,681,819         30,681,819
                                                                     ------------       ------------       ------------
   Dilutive potential common shares ..........................         38,713,444         43,661,180         44,951,958
   Denominator for diluted earnings per common
     share -- adjusted weighted-average shares and assumed
     conversions .............................................        468,024,396        451,759,157        444,572,031
Basic earnings per common share ..............................       $       0.43       $       0.41       $       0.36
                                                                     ============       ============       ============

Diluted earnings per common share ............................       $       0.41       $       0.39       $       0.35
                                                                     ============       ============       ============


PRO FORMA EARNINGS PER SHARE                                          JANUARY 30,       JANUARY 31,        FEBRUARY 1,
                                                                        1999               1998               1997
                                                                     ------------       ------------       ------------
Numerator:
   Net income ................................................       $    183,556       $    153,128       $    129,413

Effect of dilutive securities:
   4 1/2% convertible debentures (1) .........................              7,451              9,365              9,373
                                                                     ------------       ------------       ------------
   Numerator for diluted earnings per common
     share - income available to common
     stockholders after assumed conversion ...................       $    191,007       $    162,493       $    138,786

Denominator:
   Weighted-average shares ...................................        429,308,638        408,095,647        399,620,073
   Performance accelerated restricted stock ..................              2,314              2,330                 --
                                                                     ------------       ------------       ------------
   Denominator for basic earnings per common
   share -- weighted-average shares ..........................        429,310,952        408,097,977        399,620,073

Effect of dilutive securities:
   Incremental and windfall shares ...........................         12,648,979         12,769,769         14,270,139
   Performance accelerated restricted stock ..................            208,300            209,592                 --
   4 1/2% convertible debentures .............................         25,856,165         30,681,819         30,681,819
                                                                     ------------       ------------       ------------
   Dilutive potential common shares ..........................         38,713,444         43,661,180         44,951,958
   Denominator for diluted earnings per common
     share - adjusted weighted-average shares and assumed
     conversions .............................................        468,024,396        451,759,157        444,572,031
Basic earnings per common share ..............................       $       0.43       $       0.38       $       0.32
                                                                     ============       ============       ============

Diluted earnings per common share ............................       $       0.41       $       0.36       $       0.31
                                                                     ============       ============       ============



(1) The 4 1/2% Debentures were substantially converted into common stock on December 2, 1998 (see Note D). For the computation of earnings per common share, this conversion of 30,674,276 shares is assumed to have occurred at the beginning of the fiscal year (February 1, 1998), and is included in the weighted-average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 4 1/2% Debentures incurred by Staples through December 2, 1998, net of tax, is added back to reported net income to compute earnings per common share for each fiscal year presented above.

NOTE L  BUSINESS ACQUISITIONS

  On May 21, 1998, Staples acquired Quill. The Merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26 million shares of Staples' common stock, at an exchange ratio established at a combination of fixed and variable prices, and cash paid to dissenting shareholder of approximately $48,000,000, which equates to a purchase price of approximately $690,000,000. The Merger was accounted for as a pooling of interests and, accordingly, Staples' consolidated financial statements have been restated to include the operations of Quill for all periods prior to the merger. The statements of income combine Staples' historical operating results for the fiscal years ended January 31, 1998 and February 1, 1997 with the corresponding Quill operating results for the years ended December 31, 1997 and 1996 respectively. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill will be included in Staples' U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill been subject to income taxes.

  In connection with the acquisition of Quill, Staples committed to a plan that results in the integration of the two businesses. As a result of the acquisition and integration plan, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger-related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants, and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Through January 30, 1999, Staples paid approximately $14,000,000, which consists primarily of transaction and employee related costs.

  Separate net sales and net income of the merged entities prior to the merger are presented in the following table (in thousands):

                          JANUARY 31,      FEBRUARY 1,
                             1998             1997
                          -----------      -----------

Net sales:
     Staples .......       $5,181,035       $3,967,665
     Quill .........          551,110          525,924
                           ----------       ----------
          Combined .       $5,732,145       $4,493,589
                           ==========       ==========

Net income
     Staples .......       $  130,949       $  106,420
     Quill .........           36,965           38,322
                           ----------       ----------
          Combined .       $  167,914       $  144,742
                           ==========       ==========

Pro forma net income
     Staples .......       $  130,949       $  106,420
     Quill(1) ......           22,179           22,993
                           ----------       ----------
          Combined .       $  153,128       $  129,413
                           ==========       ==========

(1) Reflects adjustment for provision for income taxes on previously untaxed earnings.

NOTE M  STORE CLOSURE CHARGE

In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which cannot be expanded and upgraded to Staples "Concept 97" model and reported a pre-tax store closure charge of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. Lease agreements for the relocation sites will be executed during fiscal year 1999 and the stores will be closed and relocated during fiscal years 1999 and 2000.

As a result of Staples' commitment to exit these stores, the Company evaluated the long-lived assets at each location in accordance with FAS 121. The analysis indicated that the long-lived assets of the designated stores were impaired. Accordingly, Staples estimated the fair value of these assets based on discounted cash flows and recorded an impairment charge of $15,120,000, which is included in the store closure charge. Staples will continue to depreciate these assets based on their revised useful life.

NOTE N DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

Staples has three reportable segments: North America Retail, North America Delivery Operations, and European Operations. Staples' North America Retail division consists of two operating units that operate stores throughout the US and Canada. Staples' North America Delivery Operations division consists of four operating units that sell office products and supplies directly to businesses. The European Operations segment consists of two operating units which operate office supply stores and sell directly to businesses throughout the United Kingdom and Germany.

Measurement of Segment Profit or Loss and Segment Assets

Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on Staples' investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost, therefore there is no intercompany profit or loss recognized on these transactions.

Factors Management Used to Identify the Enterprise's Reportable Segments

Staples' reportable segments are business units that distribute office products in different manners. The reportable segments are each managed separately because they distribute products to different classes of customer with different distribution methods. The European operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

Information about Segment Profit/Loss and Segment Assets (in thousands)

Year ended January 30, 1999:

                                  N. AMERICA  N. AMERICA DELIVERY      EUROPEAN
                                    RETAIL         OPERATIONS         OPERATIONS     ALL OTHER(1)         TOTALS
                                  --------------------------------------------------------------------------------
Revenues from external
   customers ..............       $4,867,124       $ 1,914,975        $  341,090       $      --        $7,123,189
Merger and store closure ..           49,706            41,000                --              --            90,706
Depreciation expense ......           67,208             5,164             6,818              --            79,190
Segment profit (loss) .....          381,900           118,548           (17,077)       (177,110)          306,261
Segment assets ............        2,886,114           448,452           162,693              --         3,497,259
Expenditures for long-lived
   assets .................          307,817             1,362            13,129              --           322,308


(1) All other includes corporate general and administrative expenses.

Year ended January 31, 1998:

                                  N. AMERICA  N. AMERICA DELIVERY      EUROPEAN
                                    RETAIL         OPERATIONS         OPERATIONS      ALL OTHER(1)         TOTALS
                                  --------------------------------------------------------------------------------
Revenues from external
  customers ...............       $3,854,745       $ 1,652,215        $  225,185       $     --       $ 5,732,145
Merger expenses ...........               --                --                --         29,665            29,665
Depreciation expense ......           52,479             3,908             4,358             --            60,745
Segment profit (loss) .....          319,939           112,031            (8,049)      (174,167)          249,754
Segment assets ............        2,432,696           386,053           130,088             --         2,948,837
Expenditures for long-lived
  assets ..................          173,767             7,527            43,932             --           225,226


(1) All other includes corporate general and administrative expenses and merger related costs in connection with the then proposed merger with Office Depot, Inc.

ASSETS                                            JANUARY 30,        JANUARY 31,
------                                               1999               1998
                                                  -----------        -----------
Total assets for reportable segments ......       $ 3,497,259        $ 2,948,837
Elimination of intercompany receivables....           (89,664)          (114,504)
Elimination of intercompany investments....          (228,329)          (195,471)
                                                  -----------        -----------
              Total consolidated assets....       $ 3,179,266        $ 2,638,862
                                                  ===========        ===========

Geographic Information



Year ended January 30, 1999:
                          REVENUES     LONG-LIVED ASSETS
                         ----------    -----------------
North America ....       $6,782,099       $1,027,704
Europe ...........          341,090           35,913
                         ----------       ----------
Consolidated Total       $7,123,189       $1,063,617
                         ==========       ==========

Year ended January 31, 1998:
                          REVENUES    LONG-LIVED ASSETS
                         ----------   -----------------
North America ....       $5,506,959       $762,371
Europe ...........          225,186         30,888
                         ----------       --------
Consolidated Total       $5,732,145       $793,259
                         ==========       ========

NOTE O  GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the year ended January 30, 1999. Prior to February 1, 1998 the Company's debt was registered with Staples, Inc., which held the assets and operations that guaranteed the related debt, therefore the consolidated financial statements represent those of Staples and separate disclosure is not necessary for the years ended January 31, 1998 and February 1, 1997. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

Condensed Consolidated Statement of Income
For the year ended January 30, 1999
(in thousands)

                                                                            NON-
                                     STAPLES, INC      GUARANTOR          GUARANTOR
                                     (PARENT CO.)     SUBSIDIARIES       SUBSIDIARIES       CONSOLIDATED
                                     ------------     ------------       ------------       ------------
Sales ..........................       $     --        $ 5,428,414        $ 1,694,775        $ 7,123,189
Cost of goods sold and occupancy
  costs ........................          1,477          4,079,847          1,284,478          5,365,802
                                       --------        -----------        -----------        -----------
Gross profit ...................         (1,477)         1,348,567            410,297          1,757,387
Operating and other expenses ...         30,096          1,106,734            314,296          1,451,126
                                       --------        -----------        -----------        -----------
Income before income taxes .....        (31,573)           241,833             96,001            306,261
Provision for income taxes .....         24,057            (98,808)           (46,275)          (121,026)
Minority interest ..............             --                 --                135                135
                                       --------        -----------        -----------        -----------
Net income .....................       $ (7,516)       $   143,025        $    49,861        $   185,370
                                       ========        ===========        ===========        ===========


Condensed Consolidating Balance Sheet
As of January 30, 1999
(in thousands)

                                                                         NON-
                                 STAPLES, INC         GUARANTOR        GUARANTOR
                                 (PARENT CO.)       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                 ------------       ------------     ------------     ------------       ------------
Cash, cash equivalents and
  short-term investments ..       $   219,426        $   16,348       $  139,647       $        --        $   375,421
Merchandise inventories ...            (5,561)        1,095,906          250,087                --          1,340,432
Other current assets and
  Intercompany ............           780,629           396,920          552,395        (1,381,697)           348,247
                                  -----------        ----------       ----------       -----------        -----------
Total current assets ......           994,494         1,509,174          942,129        (1,381,697)         2,064,100
Net property, equipment and
  other assets ............           271,129           710,049          362,178          (228,190)         1,115,166
                                  -----------        ----------       ----------       -----------        -----------
Total assets ..............       $ 1,265,623        $2,219,223       $1,304,307       $(1,609,887)       $ 3,179,266
                                  ===========        ==========       ==========       ===========        ===========

Total current liabilities .       $    86,206        $  830,728       $  266,789       $    81,609          1,265,332
Total long-term liabilities             7,581           237,128           12,339                --            257,048
Total stockholders' equity          1,171,836         1,151,367        1,025,179        (1,691,496)         1,656,886
                                  -----------        ----------       ----------       -----------        -----------
Total liabilities and
  stockholders' equity ....       $ 1,265,623        $2,219,223       $1,304,307       $(1,609,887)       $ 3,179,266
                                  ===========        ==========       ==========       ===========        ===========

Condensed Consolidated Statement of Cash Flows
For the year ended January 30, 1999
(in thousands)

                                                                                  NON-
                                            STAPLES, INC       GUARANTOR        GUARANTOR
                                            (PARENT CO.)     SUBSIDIARIES     SUBSIDIARIES     CONSOLIDATED
                                            ------------     ------------     ------------     ------------
Net cash (used in)/provided by
  operating activities ................       $(136,712)       $ 336,445        $ 178,603        $ 378,336
Investing Activities:
  Acquisition of property,
    equipment and lease rights.........         (62,535)        (261,575)         (35,380)        (359,490)
  Other ...............................         211,299          (66,776)        (152,940)          (8,417)
                                              ---------        ---------        ---------        ---------
Cash (used in)/provided by investing
                                                148,764         (328,351)        (188,320)        (367,907)
Activities
Financing Activities:
  Payments on borrowings ..............        (393,713)              --          (23,610)        (417,323)
  Other ...............................         411,835               --          (27,476)         384,359
                                              ---------        ---------        ---------        ---------
Cash provided by/(used) in
  financing activities ................          18,122               --          (51,086)         (32,964)
Effect of exchange rate changes on cash              --               --             (560)            (560)
                                              ---------        ---------        ---------        ---------
Net (decrease) increase in cash .......          30,174            8,094          (61,363)         (23,095)
Cash and cash equivalents at
  beginning of period .................         189,252            8,253          183,583          381,088
                                              ---------        ---------        ---------        ---------
Cash and cash equivalents at end
  of period ...........................       $ 219,426        $  16,347        $ 122,220        $ 357,993
                                              =========        =========        =========        =========


NOTE P  SUBSEQUENT EVENTS

On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities ("Claricom") for a purchase price of approximately $140,000,000. The acquisition will be accounted for using the purchase method. Claricom is a full-service supplier of telecommunications services to small and medium sized businesses in the United States.

On March 4, 1999 the Board of Directors approved a stock repurchase program intended to provide shares for employee stock programs. Staples expects to repurchase approximately six million shares annually.

                                  EXHIBIT INDEX



  EXHIBIT                    DESCRIPTION OF EXHIBIT
  -------                    ----------------------

    3.1 -- Amended and Restated Certificate of Incorporation of the Company 3.2(1) -- Amended and Restated By-laws of the Company
    4.2    --  Rights Agreement, dated as of February 3, 1994, between Staples and BankBoston, N.A., as amended
    4.3(2) --  Indenture dated as of August 12, 1997 for the $200,000,000 7.125%
               Senior Notes due August 15, 2007, between Staples and The Chase
               Manhattan Bank
  *10.1    --  Amended and Restated 1990 Director Stock Option Plan
  *10.2(3) --  Amended and Restated 1992 Equity Incentive Plan
  *10.3(4) --  1997 United Kingdom Company Share Option Scheme
  *10.4(4) --  Executive Officer Incentive Plan
   10.5(5) --  Revolving Credit Agreement dated as of November 13, 1997, between
               Staples and BankBoston, N.A. and the banks named therein
  *10.6(6) --  Form of Agreement Not To Compete signed by executive officers of the Company
  *10.7(6) --  Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
  *10.8(7) --  Form of Severance Benefits Agreement signed by executive officers of the Company
   12.1    --  Computation of Ratio of Earnings to Fixed Charges
   21.1    --  Subsidiaries of the Company
   23.1    --  Consent of Ernst & Young LLP, Independent Auditors
   23.2    --  Consent of Independent Auditor Kupferberg, Goldberg & Neimark,
               LLC
   27.1    --  Financial Data Schedule for Fiscal Year 1998
   27.2    --  Financial Data Schedule for 1st Quarter 1998 Restated
   27.3    --  Financial Data Schedule for 2nd Quarter 1998 Restated
   27.4    --  Financial Data Schedule for 3rd Quarter 1998 Restated
   27.5    --  Financial Data Schedule for Fiscal Year 1997 Restated
   27.6    --  Financial Data Schedule for 1st Quarter 1997 Restated
   27.7    --  Financial Data Schedule for 2nd Quarter 1997 Restated
   27.8    --  Financial Data Schedule for 3rd Quarter 1997 Restated
   27.9    --  Financial Data Schedule for Fiscal Year 1996 Restated
   27.10   --  Financial Data Schedule for 1st Quarter 1996 Restated
   27.11   --  Financial Data Schedule for 2nd Quarter 1996 Restated
   27.12   --  Financial Data Schedule for 3rd Quarter 1996 Restated
   99.1    --  Independent Auditors' Report of Kupferberg, Goldberg & Neimark,
               LLC

----------
* Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1) Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 3, 1997.

(2) Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).

(3) Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-36715).

(4) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

(6) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

(7) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.