Form 10-Q
period 1999-05-01
STAPLES INC
filed 1999-05-21
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     May 1, 1999
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


                Five Hundred Staples Drive, Framingham, MA 01702
              ----------------------------------------------------
              (Address of principal executive office and zip code)


                                  508-253-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No [ ]


The registrant had 464,812,942 shares of Common Stock, par value $.0006, outstanding as of May 17, 1999.

                                    FORM 10-Q

                                  STAPLES, INC.

                                   MAY 1, 1999



                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I - Financial Information:
Item 1.  Financial Statements (unaudited):
Consolidated Balance Sheets .............................................  3

Consolidated Statements of Income .......................................  4

Consolidated Statements of Cash Flows ...................................  5

Notes to Consolidated Financial Statements ..............................  6-12

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................  13-19

Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk ........................................................  20

Part II  - Other Information ............................................  21

Signature ...............................................................  22

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 May 1,
                                                                 1999         January 30,
                                                              (Unaudited)        1999
                                                              ----------      ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..............................   $  151,670      $  357,993
   Short-term investments .................................       23,498          17,428
   Merchandise inventories ................................    1,305,170       1,340,432
   Receivables, net .......................................      342,675         221,836
   Deferred income taxes ..................................       77,221          75,261
   Prepaid expenses and other current assets ..............       37,855          51,150
                                                              ----------      ----------
    TOTAL CURRENT ASSETS ..................................    1,938,089       2,064,100

PROPERTY AND EQUIPMENT:
   Land and buildings .....................................      239,336         231,378
   Leasehold improvements .................................      387,839         372,451
   Equipment ..............................................      438,210         400,225
   Furniture and fixtures .................................      254,073         239,755
                                                              ----------      ----------
    TOTAL PROPERTY AND EQUIPMENT ..........................    1,319,458       1,243,809
   Less accumulated depreciation and amortization .........      435,352         403,520
                                                              ----------      ----------
    NET PROPERTY AND EQUIPMENT ............................      884,106         840,289

OTHER ASSETS:
   Lease acquisition costs, net of amortization ...........       73,017          75,127
   Goodwill, net of amortization ..........................      300,981         148,201
   Deferred income taxes ..................................       29,704          28,735
   Other ..................................................       22,350          22,814
                                                              ----------      ----------
    TOTAL OTHER ASSETS ....................................      426,052         274,877
                                                              ----------      ----------
                                                              $3,248,247      $3,179,266
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .......................................   $  778,251      $  794,427
   Accrued expenses and other current liabilities .........      471,454         438,311
   Debt maturing within one year ..........................       35,782          32,594
                                                              ----------      ----------
    TOTAL CURRENT LIABILITIES .............................    1,285,487       1,265,332

LONG-TERM DEBT ............................................      204,270         205,015
OTHER LONG-TERM OBLIGATIONS ...............................       53,913          52,033
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-authorized
   5,000,000 shares; no shares issued .....................           --              --
   Common stock, $.0006 par value-authorized
   1,000,000,000 shares; issued
   463,163,798 at May 2, 1999 and
   461,538,061 shares at January 30, 1999 .................          279             277
   Additional paid-in capital .............................    1,065,137       1,043,194
   Cumulative foreign currency translation adjustments ....       (8,513)        (11,675)
   Unrealized gain on investments .........................            1               7
   Retained earnings ......................................      683,635         633,321
   Less: treasury stock at cost, 1,344,768 shares at
   May 1, 1999 and 488,922 shares at January 30, 1999 .....      (35,962)         (8,238)
                                                              ----------      ----------
        TOTAL STOCKHOLDERS' EQUITY ........................    1,704,577       1,656,886
                                                              ----------      ----------
                                                              $3,248,247      $3,179,266
                                                              ==========      ==========



   See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (UNAUDITED)
                                                                13 WEEKS ENDED
                                                         -----------------------------
                                                            MAY 1,            MAY 2,
                                                             1999              1998
                                                         ------------     ------------

Sales .................................................  $  2,072,066     $  1,670,611
Cost of goods sold and occupancy costs ................     1,577,313        1,289,833
                                                         ------------     ------------
    GROSS PROFIT ......................................       494,753          380,778

OPERATING AND OTHER EXPENSES:
  Operating and selling ...............................       315,320          248,411
  Pre-opening .........................................         4,508            3,352
  General and administrative ..........................        88,740           67,486
  Amortization of goodwill ............................         2,287              924
  Interest and other expense, net .....................         1,416            4,694
                                                         ------------     ------------
    TOTAL OPERATING AND OTHER EXPENSES ................       412,271          324,867
                                                         ------------     ------------

   INCOME BEFORE INCOME TAXES .........................        82,482           55,911
Income tax expense ....................................        32,168           20,011
                                                         ------------     ------------
    NET INCOME BEFORE MINORITY INTEREST ...............        50,314           35,900
  Minority interest ...................................            --               50
                                                         ------------     ------------
    NET INCOME ........................................  $     50,314     $     35,950
                                                         ============     ============
BASIC EARNINGS PER COMMON SHARE
    Historical net income per common share ............  $       0.11     $       0.09
                                                         ============     ============
DILUTED EARNINGS PER COMMON SHARE
    Historical net income per common share ............  $       0.11     $       0.08
                                                         ============     ============
PRO FORMA:
   Historical net income ..............................  $     50,314     $     35,950
   Provision for income taxes on previously
     untaxed earnings of pooled
     S-Corporation income .............................            --            1,814
                                                         ------------     ------------
    PRO FORMA NET INCOME ..............................  $     50,314     $     34,136
                                                         ============     ============

BASIC EARNINGS PER COMMON SHARE
    Pro forma net income per common share .............  $       0.11     $       0.08
                                                         ============     ============

DILUTED EARNINGS PER COMMON SHARE
    Pro forma net income per common share .............  $       0.11     $       0.08
                                                         ============     ============
Number of shares used in computing historical and
    pro forma basic net income per common share .......   462,832,475      419,027,328
                                                         ============     ============
Number of shares used in computing historical and
    pro forma diluted net income per common share .....   476,801,013      461,616,368
                                                         ============     ============


See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            (Unaudited)
                                                                          13 Weeks Ended
                                                                      -----------------------
                                                                        May 1,        May 2,
                                                                        1999          1998
                                                                      ---------     ---------

OPERATING ACTIVITIES:
  Net income ........................................................ $  50,314     $  35,950
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Minority interest ................................................        --           (50)
   Depreciation and amortization ....................................    34,456        28,652
   Expense from 401K and PARS stock contribution ....................     4,625         1,622
   Deferred income taxes (benefit)/expense ..........................    (2,800)        2,795
   Change in assets and liabilities, net of companies
    acquired using purchase accounting:
    (Decrease)/Increase in merchandise inventories ..................    47,238        (3,704)
    Increase in receivables .........................................  (100,995)      (37,841)
    (Decrease)/Increase in prepaid expenses and other assets ........    11,278        (8,167)
    Decrease in accounts payable, accrued
       expenses and other current liabilities .......................   (41,760)      (50,787)
    Increase in other long-term obligations .........................       526         6,009
                                                                      ---------     ---------
                                                                        (47,432)      (61,471)
                                                                      ---------     ---------
  NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES ...............     2,882       (25,521)

INVESTING ACTIVITIES:
  Acquisition of property and equipment .............................   (60,623)      (50,925)
  Acquisition of businesses, net of cash acquired ...................  (137,625)           --
  Proceeds from sales and maturities of short-term investments ......    10,572        11,389
  Purchase of short-term investments ................................   (16,651)       (6,854)
  Proceeds from sales and maturities of long-term investments .......        --         3,430
  Purchase of long-term investments .................................        --        (2,545)
  Acquisition of lease rights .......................................       656       (36,826)
  Other .............................................................     2,553        (5,596)
                                                                      ---------     ---------
  NET CASH USED IN INVESTING ACTIVITIES .............................  (201,118)      (87,927)

FINANCING ACTIVITIES:
  Proceeds from sale of capital stock ...............................     9,973        13,467
  Proceeds from borrowings ..........................................    13,150          (334)
  Payments on borrowings ............................................   (11,914)      (24,575)
  Purchase of treasury stock ........................................   (19,779)           --
                                                                      ---------     ---------
  NET CASH USED IN FINANCING ACTIVITIES .............................    (8,570)      (11,442)

  Effect of exchange rate changes on cash ...........................       483           454

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................  (206,323)     (124,436)
Cash and cash equivalents at beginning of period ....................   357,993       381,088
                                                                      ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................... $ 151,670     $ 256,652
                                                                      =========     =========


See notes to consolidated financial statements

                         STAPLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

NOTE 2 - COMPUTATION OF EARNINGS PER COMMON SHARE

Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share includes such effects.

Average common and common equivalent shares used in computing diluted earnings per share include approximately 13,969,000 and 42,589,000 shares for the three months ended May 1, 1999 and May 2, 1998, respectively, as a result of applying the treasury stock method to outstanding stock options as well as the convertible debentures for the three months ended May 2, 1998. All of the convertible debentures were redeemed and/or converted by the quarter ended January 30, 1999.

NOTE 3 - COMPREHENSIVE INCOME

Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Staples' net income or shareholders' equity. SFAS 130 requires Staples' to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, which are reported separately in stockholders' equity, to be disclosed in the notes to the financial statements for interim periods. During the three months ended May 1, 1999 and May 2, 1998, total comprehensive income amounted to approximately $53,467,000 compared to $38,629,000, respectively.

                         STAPLES, INC. AND SUBSIDIARIES

NOTE 4 - ACQUISITIONS

On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities ("Claricom") for a purchase price of approximately $140,000,000. The acquisition has been accounted for using the purchase method. Claricom is a full-service supplier of telecommunications services to small and medium sized businesses in the United States.

NOTE 5 - DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

Staples has three reportable segments: North America Retail, North America Delivery Operations, and European Operations. Staples' North America Retail division consists of two operating units that operate stores throughout the US and Canada. Staples' North America Delivery Operations division consists of five operating units that sell office products and supplies directly to businesses. The European Operations segment consists of three operating units which operate office supply stores and sell directly to businesses throughout the United Kingdom and Germany.

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

                         STAPLES, INC. AND SUBSIDIARIES

Information about segment profit/loss and segment assets (in thousands):

Quarter ended May 1, 1999:

                                                     N. America     N. America Delivery     European
                                                       Retail            Operations        Operations    All Other(1)      Totals
                                                     ----------     -------------------    ----------    ------------    ----------

Revenues from external customers .................   $1,407,821           $576,126          $ 88,119       $     --      $2,072,066
Depreciation and amortization expense ............       26,117              6,260             2,079             --          34,456
Segment profit (loss) ............................      106,749             35,424            (5,926)       (53,765)         82,482
Segment assets ...................................    2,722,219            685,562           164,178             --       3,571,959
Expenditures for long-lived assets ...............   $   55,091           $  2,766          $  2,766       $     --      $   60,623


Quarter ended May 2, 1998:

                                                     N. America     N. America Delivery     European
                                                       Retail            Operations        Operations    All Other(1)      Totals
                                                     ----------     -------------------    ----------    ------------    ----------

Revenues from external customers .................   $1,131,496           $456,912          $ 82,203       $     --      $1,670,611
Depreciation and amortization expense ............       21,840              5,339             1,473             --          28,652
Segment profit (loss) ............................       74,832             24,150            (3,961)       (39,110)         55,911
Expenditures for long-lived assets ...............   $   42,614              5,341             2,970             --          50,925
Segment assets, at January 30, 1999 ..............    2,866,114            448,452           162,693             --       3,497,259

(1) All other is composed of corporate general and administrative expenses.

Asset Reconciliation:                               May 1,         January 30,
                                                     1999             1999
                                                  ----------       -----------
Total assets for reportable segments .......      $3,571,959       $3,497,259
Elimination of intercompany receivables ....         (95,383)         (89,664)
Elimination of intercompany investments ....        (228,329)        (228,329)
                                                  ----------       ----------
         Total consolidated assets .........      $3,248,247       $3,179,266
                                                  ==========       ==========

Geographic Information (in thousands):



Quarter ended May 1, 1999:                                          Long-Lived
                                                   Revenues           Assets
                                                  ----------        ----------
North America ..............................      $1,983,947        $1,219,479
Europe .....................................          88,119            38,625
                                                  ----------        ----------
Consolidated Total .........................      $2,072,066        $1,258,104
                                                  ==========        ==========

                                                                    Long-Lived
                                                                     Assets -
Quarter ended May 2, 1998:                                          January 30
                                                   Revenues            1999
                                                  ----------        ----------
North America ..............................      $1,588,408        $1,027,704
Europe .....................................          82,203            35,913
                                                  ----------        ----------
Consolidated Total .........................      $1,670,611        $1,063,617
                                                  ==========        ==========

                         STAPLES, INC. AND SUBSIDIARIES

Note 6 - Guarantor Subsidiaries

The 7.125% senior notes due August 15, 2007 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the quarters ended May 1, 1999 and May 2, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus, are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company' investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of May 1, 1999
(in thousands)

                                                                                      Non-
                                             Staples, Inc.        Guarantor        Guarantor
                                             (Parent Co.)       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                             ------------------------------------------------------------------------------------

Cash, cash equivalents and
  short-term investments .............        $   84,952         $   11,691        $   78,525        $        --      $  175,168
Merchandise inventories ..............            (4,416)         1,050,522           259,064                 --       1,305,170
Other current assets and
  Intercompany .......................           685,490            494,180           605,556         (1,327,475)        457,751
                                              ----------         ----------        ----------        -----------      ----------
Total current assets .................           766,026          1,556,393           943,145         (1,327,475)      1,938,089
Net property, equipment and
  other assets .......................           279,091            722,569           523,608           (215,110)      1,310,158
                                              ----------         ----------        ----------        -----------      ----------
Total assets .........................        $1,045,117         $2,278,962        $1,466,753        $(1,542,585)     $3,248,247
                                              ==========         ==========        ==========        ===========      ==========

Total current liabilities ............          (118,983)           856,727           442,825            104,918       1,285,487
Total long-term liabilities ..........             3,927            236,913            17,343                 --         258,183
Total stockholders' equity ...........         1,160,173          1,185,322         1,006,585         (1,647,503)      1,704,577
                                              ----------         ----------        ----------        -----------      ----------
Total liabilities and
  stockholders' equity ...............        $1,045,117         $2,278,962        $1,466,753        $(1,542,585)     $3,248,247
                                              ==========         ==========        ==========        ===========      ==========

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
As of January 30, 1999
(in thousands)

                                                                                      Non-
                                             Staples, Inc.        Guarantor        Guarantor
                                             (Parent Co.)       Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                             ------------------------------------------------------------------------------------

Cash, cash equivalents and
  short-term investments .............        $  219,426         $   16,348        $  139,647        $        --      $  375,421
Merchandise inventories ..............            (5,561)         1,095,906           250,087                 --       1,340,432
Other current assets and
  Intercompany .......................           780,629            396,920           552,395         (1,381,697)        348,247
                                              ----------         ----------        ----------        -----------      ----------
Total current assets .................           994,494          1,509,174           942,129         (1,381,697)      2,064,100
Net property, equipment and
  other assets .......................           271,129            710,049           362,178           (228,190)      1,115,166
                                              ----------         ----------        ----------        -----------      ----------
Total assets .........................        $1,265,623         $2,219,223        $1,304,307        $(1,609,887)     $3,179,266
                                              ==========         ==========        ==========        ===========      ==========

Total current liabilities ............        $   86,206         $  830,728        $  266,789        $    81,609       1,265,332
Total long-term liabilities ..........             7,581            237,128            12,339                 --         257,048
Total stockholders' equity ...........         1,171,836          1,151,367         1,025,179         (1,681,496)      1,656,886
                                              ----------         ----------        ----------        -----------      ----------
Total liabilities and
  stockholders' equity ...............        $1,265,623         $2,219,223        $1,304,307        $(1,609,887)     $3,179,266
                                              ==========         ==========        ==========        ===========      ==========


Condensed Consolidated Statement of Income
For the thirteen weeks ended May 1, 1999
(in thousands)

                                                                                                  Non-
                                                            Staples, Inc.     Guarantor         Guarantor
                                                            (Parent Co.)    Subsidiaries       Subsidiaries     Consolidated
                                                            ----------------------------------------------------------------
Sales ..................................................      $    --        $1,569,642          $502,424        $2,072,066
Cost of goods sold and occupancy
  costs ................................................          172         1,200,081           377,060         1,577,313
                                                              -------        ----------          --------        ----------
Gross profit ...........................................         (172)          369,561           125,364           494,753
Operating and other expenses ...........................        8,510           309,764            93,997           412,271
                                                              -------        ----------          --------        ----------
Income before income taxes .............................       (8,682)           59,797            31,367            82,482
Provision/(Benefit) for income taxes ...................       (2,795)           25,839             9,124            32,168
                                                              -------        ----------          --------        ----------
Net income .............................................      $(5,887)       $   33,958          $ 22,243        $   50,314
                                                              =======        ==========          ========        ==========

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income
For the thirteen weeks ended May 2,1998
(in thousands)


                                                                                                  Non-
                                                            Staples, Inc.     Guarantor         Guarantor
                                                            (Parent Co.)    Subsidiaries       Subsidiaries     Consolidated
                                                            ----------------------------------------------------------------
Sales .................................................       $     --       $1,264,650          $405,961        $1,670,611
Cost of goods sold and occupancy
  costs ...............................................            269          974,867           314,697         1,289,833
                                                              --------       ----------          --------        ----------
Gross profit ..........................................           (269)         289,783            91,264           380,778
Operating and other expenses ..........................         35,174          222,251            67,442           324,867
                                                              --------       ----------          --------        ----------
Income before income taxes ............................        (35,443)          67,532            23,822            55,911
Provision/(Benefit) for income taxes ..................         (1,965)          16,853             5,123            20,011
Minority interest .....................................             --               --                50                50
                                                              --------       ----------          --------        ----------
Net income ............................................       $(33,478)      $   50,679          $ 18,749        $   35,950
                                                              ========       ==========          ========        ==========



Condensed Consolidated Statement of Cash Flows
For the thirteen weeks ended May 1, 1999
(in thousands)

                                                                                                  Non-
                                                            Staples, Inc.     Guarantor         Guarantor
                                                            (Parent Co.)    Subsidiaries       Subsidiaries     Consolidated
                                                            ----------------------------------------------------------------
Net cash (used in)/provided by
  operating activities ..................................     $(209,205)     $ 55,832            $ 156,255       $   2,882
Investing Activities:
  Acquisition of property,
    equipment and lease rights ..........................        (8,128)      (37,487)             (14,352)        (59,967)
  Other .................................................        39,427       (23,002)            (157,576)       (141,151)
                                                              ---------      --------            ---------       ---------
Cash (used in)/provided by investing
  activities ............................................        31,299       (60,489)            (171,928)       (201,118)
Financing Activities:
  Payments on borrowings ................................       (11,914)           --                   --         (11,914)
  Other .................................................        55,346            --              (52,002)          3,344
                                                              ---------      --------            ---------       ---------
Cash provided by/(used) in
  financing activities ..................................        43,432            --              (52,002)         (8,570)
Effect of exchange rate changes on cash .................            --            --                  483             483
                                                              ---------      --------            ---------       ---------
Net decrease in cash ....................................      (134,474)       (4,657)             (67,192)       (206,323)
Cash and cash equivalents at
  beginning of period ...................................       219,426        16,348              122,219         357,993
                                                              ---------      --------            ---------       ---------
Cash and cash equivalents at end
  of period .............................................     $  84,952      $ 11,691            $  55,027       $ 151,670
                                                              =========      ========            =========       =========

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
For the thirteen weeks ended May 2, 1998
(in thousands)

                                                                                                  Non-
                                                            Staples, Inc.     Guarantor         Guarantor
                                                            (Parent Co.)    Subsidiaries       Subsidiaries     Consolidated
                                                            ----------------------------------------------------------------
Net cash (used in)/provided by
  Operating activities ..................................     $ (52,210)       $    594          $ 22,851        $ (25,521)
Investing Activities:
  Acquisition of property,
    equipment and lease rights ..........................       (14,238)        (65,722)           (7,791)         (87,751)
  Other .................................................       (43,267)         64,227           (21,136)            (176)
                                                              ---------        --------          --------        ---------
Cash used in investing activities .......................       (57,505)         (1,495)          (28,927)         (87,927)
Financing Activities:
  Payments on borrowings ................................       (25,251)             --               676          (24,575)
  Other .................................................        19,225              --            (6,092)          13,133
                                                              ---------        --------          --------        ---------
Cash used in financing activities .......................        (6,026)             --            (5,416)         (11,442)
Effect of exchange rate changes on cash .................            --              --               454              454
                                                              ---------        --------          --------        ---------
Net decrease in cash ....................................      (115,741)           (901)           (7,794)        (124,436)
Cash and cash equivalents at
  beginning of period ...................................       189,252           8,253           183,583          381,088
                                                              ---------        --------          --------        ---------
Cash and cash equivalents at end
  of period .............................................     $  73,511        $  7,352          $175,789        $ 256,652
                                                              =========        ========          ========        =========


NOTE 7 - RECLASSIFICATIONS:

Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note 8 - Subsequent Events

On May 11, 1999, Staples entered into an interest rate swap for an aggregate notional amount of $100,000,000 in order to minimize financing costs. The swap agreements are scheduled to terminate on August 15, 2007.

Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30 day US Commercial Paper Rates, Non-Financial. Staples has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

Should Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES. Sales increased 24.0% to $2,072,066,000 in the quarter ended May 1, 1999 from $1,670,611,000 in the quarter ended May 2, 1998. This growth was attributable to an increased number of open stores and increased sales in existing stores and in the delivery and contract stationer segments. Comparable store and delivery hub sales for the quarter ended May 1, 1999 increased 9% over the quarter ended May 2, 1998. Comparable sales in the contract stationer segment, including Quill, increased 11% for the quarter ended May 1, 1999 versus the quarter ended May 2, 1998. The Company had 960 stores open as of May 1, 1999 compared to 782 stores as of May 2, 1998 and 913 stores as of January 30, 1999; this total includes 47 stores opened during the quarter ended May 1, 1999.

GROSS PROFIT. Gross profit as a percentage of sales was 23.9% for the three months ended May 1, 1999 as compared to 22.8% for the same period in the prior year. The gross profit rate for the quarter ended May 1, 1999 compared to the quarter ended May 2, 1998 was increased by continually improving margins in the retail and delivery segments due to lower product costs from vendors and improved buying as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. These increases were partially offset by continued price reductions and decreased margins on computer hardware sales such as CPU's and laptops.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the three months ended May 1, 1999 to 15.2%, as compared to 14.9% for the same period in the prior year. The increase was primarily due to increased payroll costs incurred for Tech Centers and Expanded Copy Centers in remodeled stores as well as the addition of Claricom, which Staples acquired during the three months ended May 1, 1999. Claricom has higher operating and selling expenses as a percentage of sales. These increases were partially offset by the continued leveraging of fixed store operating costs as store sales have increased.

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $96,000 per store for the three months ended May 1, 1999, as compared to $82,000 per store for the same period in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended May 1, 1999 increased as a percentage of sales to 4.3% as compared to 4.0% for the same period in the prior year. This increase as a percentage of sales was primarily due to costs incurred for Year 2000 compliance projects and the addition of Claricom which has higher general and administrative expenses as a percentage of sales. In addition, Staples has made other investments in its information systems ("IS") staffing and infrastructure, which Staples believes will reduce costs as a percentage of sales in future years. The overall increase in general and administrative costs was partially offset by the Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business.

AMORTIZATION OF GOODWILL. Amortization of goodwill for the three months ended May 1, 1999 was $2,287,000 as compared to $924,000 for the same period in the prior year. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998 and Claricom Holdings, Inc. on February 26, 1999.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three months ended May 1, 1999 was $1,416,000 as compared to $4,694,000 for the same period in the prior year. The interest expense relates primarily to existing borrowings. The decrease in net interest expense during the three months ended May 1, 1999 was primarily due to the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 39% and 35.8% for the quarters ended May 1, 1999 and May 2, 1998 respectively. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 39% for the quarter ended May 2, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 1, 1999, cash and cash equivalents decreased by $206,323,000. This decrease was primarily attributable to cash used in investing activities of $201,118,000, including cash used in the acquisition of Claricom Holdings, Inc. of $137,625,000 and the acquisition of property and equipment of $60,623,000, primarily for the 47 new stores opened. The decrease in cash was partially offset by cash provided by operating activities of $2,882,000, which includes a decrease in merchandise inventories of $47,238,000 offset by an increase in accounts receivable of $100,995,000 and a decrease in accounts payable, accrued expenses and other current liabilities of $41,760,000. The cash used in financing activities of $8,570,000 is due to the purchase of treasury shares of $19,779,000 offset by the proceeds from capital stock sales from the exercise of employee stock options of $9,973,000.

Staples opened 47 stores and 41 stores during the three months ended May 1, 1999 and May 2, 1998, respectively. During the three months ended May 2, 1998 one store was closed. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment are made under regular credit terms, which requires that Staples carry its own receivables from these sales. Staples also utilized capital equipment financings to fund current working capital requirements. Staples expects to open approximately 120 stores during the last three quarters of fiscal 1999. Management estimates that Staples' cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $168,000,000 for store openings during this period.

Staples began a stock repurchase program during the quarter ended May 1, 1999 intended to provide shares for employee stock programs.

Staples expects to repurchase approximately six million shares annually and has authorized up to $200,000,000 to be used in fiscal 1999 for these repurchases. During the three months ended May 1, 1999 Staples repurchased 591,000 shares for approximately $19,800,000. In addition, Staples plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects to meet these cash requirements through a combination of available cash, operating cash flow and borrowings from its existing revolving line of credit.

Staples issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of Staples' Notes were used for repayment of indebtedness under Staples' revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Staples also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of May 1, 1999, no borrowings were outstanding under the revolving credit agreement. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of May 1, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $32,936,000 at May 1, 1999 and Business Depot has a $16,545,000 line of credit with no outstanding balance at May 1, 1999. Total cash, short-term investments and available revolving credit amounts totaled $594,395,000 as of May 1, 1999.

Staples expects that income from operations, together with its current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.

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

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains a number of forward-looking statements. Any statement (including statements to the effect that Staples "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Staples' actual results may differ materially from the results discussed in the forward-looking statements as a result of numerous important factors, including those discussed below.

STAPLES OPERATES IN A HIGHLY COMPETITIVE MARKET. Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to its own. Staples also competes with mass merchants (such as Wal-Mart), warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, its retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by the competitors may reduce Staples' market share, may force Staples to charge lower prices than it otherwise would, and may adversely affect Staples' business and financial performance in other ways.

STAPLES' SUCCESS DEPENDS ON ITS ABILITY TO SUCCESSFULLY OPEN NEW STORES. An important part of Staples' business plan is to aggressively increase the number of our stores. Staples opened 174 stores in the United States, Canada and Europe in fiscal 1998 and plans to open approximately 170 new stores in fiscal 1999. For its growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt our management and operational systems to meet the needs of its expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, its future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, new stores may not achieve the same sales or profit levels as our existing stores. Also, Staples' expansion strategy includes opening new stores in markets where it has a presence so that it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

STAPLES' OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER. Staples' operating results have fluctuated from quarter to quarter in the past, and it expects that they will continue to do so in the future. Staples' earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

     - the number of new store openings (pre-opening expenses are expensed as incurred and newer stores are less profitable than mature stores);
     - the extent to which sales in new stores result in the loss of sales in existing stores;
     -    the mix of products sold;
     -    pricing actions of competitors;
     -    the level of advertising and promotional expenses;
     - seasonality (the sales and profitability of our stores are typically slightly lower in the first and second quarter of our fiscal year than in other quarters); and
     -    charges associated with acquisitions.

Most of Staples' operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below Staples' expectation for that quarter, Staples could not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on expected net income for the quarter.

The market price of Staples' Common Stock is based in large part on professional securities analysts' expectations that Staples' business will continue to grow and that Staples will achieve certain levels of new income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning Staples' growth potential and future financial performance. If the securities analysts that regularly follow Staples lower their rating of the Common Stock or lower their projections for its future growth and financial performance, the market price of our Common Stock is likely to drop significantly. In addition, in those circumstances the decrease in Common Stock price would probably be disproportionate to the shortfall in financial performance.

RAPID GROWTH COULD STRAIN STAPLES' OPERATIONS. Staples' business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on its management and operational systems. If Staples is not successful in upgrading its operational and financial systems, expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of its business and employees, which will in turn adversely affect its business and financial performance.

STAPLES' INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS. Staples currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom and Staples Germany in Germany. Staples may seek to expand into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations. Staples' European operations are currently unprofitable, and it cannot guarantee that they will become profitable.

THE TERMS AND TIMING OF FUTURE FINANCINGS ARE UNCERTAIN. Staples currently expects that income from operations, together with current cash and cash equivalents and funds available under its revolving credit facility will be sufficient to fund its planned new store openings and other operating cash needs for at least the next twelve to eighteen months. However, it is possible that Staples will require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed or at all, whether within the next twelve to eighteen months or thereafter.

YEAR 2000 READINESS DISCLOSURE

Staples has completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples has used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation will be replaced or modified and tested for compliance. Remediation of the most critical Information Technology (IT) related systems and applications was completed on schedule, during the first quarter of 1999 and it is anticipated that testing will be completed by the end of the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of the less critical IT systems remains on schedule to be completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and applications is expected to be finished during the third quarter of 1999.

Staples has also finished its assessment of non-IT-related systems and applications and is continuing to assess the status of third parties with regard to Year 2000 compliance. The non-IT-related systems and applications include telephone systems, store security systems, and electrical systems, among others. The remediation of these systems was completed during the first quarter of 1999 with testing to be finished by the end of the second quarter of 1999. Staples is also working with third parties, primarily major vendors, but also customers to ensure that they will be Year 2000 compliant as Staples' schedule requires. Responses have been received from the majority of vendors, but not all vendors have assured Staples that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance. Staples has completed its enterprise-wide inventory review and has completed a comprehensive risk assessment relative to vendor-provided products, devices and/or services. Comprehensive due diligence and monitoring with respect to vendors with the greatest impact on Staples will be performed on a continuous basis throughout 1999.

Staples has estimated that the total cost of Year 2000 compliance will be between $25 and $30 million, $20 million of which had been spent as of May 1, 1999. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in Staples' current 1999 IT budgets. The inclusion of Year 2000 compliance in the IT budget has not caused any critical IT projects to be delayed or eliminated.

Staples is currently preparing a "what steps to follow" contingency plan in the event that an area of its operations is impacted by the Year 2000 issue. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in its systems or at a critical third party. Staples is developing these procedures for all its sites, listing those to contact in the event a "Year 2000 suspected" issue is encountered. Although Staples expects to achieve Year 2000 compliance as scheduled, there are potential risks if the Company does not become or is late in becoming Year 2000 compliant. Such risks include impairing Staples' ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. Staples has yet to make an analysis of the effect that an instance of critical non-compliance by the Company or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against Staples in the event of its non-compliance or the non-compliance of the products and services which it sells. The costs of defending and settling such claims could have a material impact on the financial statements of the Company. Starting in May 1999 each Staples point of customer contact (stores, call centers and customer service) will have a "Year 2000 Preparedness Guide" for its customers so the Company can be proactive in assisting them with vendor contacts to answer their Year 2000 questions.

The information presented above is based on management's estimates which were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the estimated date of Year 2000 compliance. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosures Act (P.L. 105-271).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

On May 11, 1999, Staples entered into an interest rate swap for an aggregate notional amount of $100,000,000 in order to minimize financing costs. The swap agreements are scheduled to terminate on August 15, 2007.

Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30 day US Commercial Paper Rates, Non-Financial. Staples has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

Should Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

This risk management discussion, and the effects of changes in interest rates and foreign exchange rates, are forward-looking statements. Actual results in the future may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                          PART II -- OTHER INFORMATION

ITEMS 1-5  -  NOT APPLICABLE.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-K.

A.  Exhibits
27.1  Financial Data Schedule.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STAPLES, INC.

Date:  May 18, 1999                        By: /s/ John J. Mahoney
       ------------                            ---------------------------------
                                               John J. Mahoney
                                               Executive Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)