Form 10-Q
period 1999-07-31
STAPLES INC
filed 1999-09-13
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    July 31, 1999
                                -----------------------------------------------

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


                   Five Hundred Staples Drive, Framingham, MA 01702
           ----------------------------------------------------------
              (Address of principal executive office and zip code)


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

                                 Yes [X] No [ ]


The registrant had 464,446,265 shares of Common Stock, par value $.0006, outstanding as of September 10, 1999.

                                    FORM 10-Q

                                  STAPLES, INC.

                                  JULY 31, 1999




                                TABLE OF CONTENTS
                                -----------------

                                                                          PAGE
Part I - Financial Information:
Item 1.  Financial Statements (unaudited):
Consolidated Balance Sheets ..........................................     3

Consolidated Statements of Income ....................................     4

Consolidated Statements of Cash Flows ................................     5

Notes to Consolidated Financial Statements ...........................     6-13

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...........................     14-20

Item 3.  Quantitative and Qualitative Disclosures about
       Market Risk ...................................................     21

Part II  - Other Information..........................................     22

Signature ............................................................     23

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                        JULY 31,
                                                          1999       JANUARY 30,
                                                       (UNAUDITED)      1999
                                                       -----------   ----------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................$       --    $  357,993
 Short-term investments................................     1,252        17,428
 Merchandise inventories............................... 1,518,768     1,340,432
 Receivables, net......................................   378,114       221,836
 Deferred income taxes.................................    79,397        75,261
 Prepaid expenses and other current assets.............    51,700        51,150
                                                       ----------    ----------
   TOTAL CURRENT ASSETS................................ 2,029,231     2,064,100

PROPERTY AND EQUIPMENT:
 Land and buildings....................................   246,948       231,378
 Leasehold improvements................................   407,722       372,451
 Equipment.............................................   460,788       400,225
 Furniture and fixtures................................   260,868       239,755
                                                       ----------    ----------
   TOTAL PROPERTY AND EQUIPMENT........................ 1,376,326     1,243,809
 Less accumulated depreciation and amortization........   449,763       403,520
                                                       ----------    ----------
   NET PROPERTY AND EQUIPMENT..........................   926,563       840,289

OTHER ASSETS:
 Lease acquisition costs, net of amortization..........    70,098        75,127
 Investments...........................................    20,906            --
 Goodwill, net of amortization.........................   301,323       148,201
 Deferred income taxes.................................    30,819        28,735
 Other.................................................    26,306        22,814
                                                       ----------    ----------
   TOTAL OTHER ASSETS..................................   449,452       274,877
                                                       ----------    ----------
                                                       $3,405,246    $3,179,266
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable......................................$  863,878    $  794,427
 Accrued expenses and other current liabilities........   444,224       438,311
 Debt maturing within one year.........................    43,997        32,594
                                                       ----------    ----------
   TOTAL CURRENT LIABILITIES........................... 1,352,099     1,265,332

LONG-TERM DEBT.........................................   263,560       205,015
OTHER LONG-TERM OBLIGATIONS............................    55,909        52,033
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value-authorized
 5,000,000 shares; no shares issued                            --            --
 Common stock, $.0006 par value-authorized
 1,500,000,000 shares; issued
 465,744,215 at July 31, 1999 and
 461,538,061 shares at January 30, 1999................       279           277
 Additional paid-in capital............................ 1,096,308     1,043,194
 Cumulative foreign currency translation adjustments...   (12,772)      (11,675)
 Unrealized gain on investments........................       (31)            7
 Retained earnings ....................................   736,378       633,321
 Less: treasury stock at cost, 3,119,153 shares at
 July 31, 1999 and 488,922 shares at January 30, 1999..   (86,484)       (8,238)
                                                       ----------    ----------
   TOTAL STOCKHOLDERS' EQUITY.......................... 1,733,678     1,656,886
                                                       ----------    ----------
                                                       $3,405,246    $3,179,266
                                                       ==========    ==========

See notes to consolidated financial statements.

                          STAPLES, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)                         (UNAUDITED)
                                                                     13 WEEKS ENDED                      26 WEEKS ENDED
                                                             ------------------------------      ------------------------------
                                                              JULY 31,           AUGUST 1,        JULY 31,           AUGUST 1,
                                                                1999               1998             1999               1998
                                                             -----------        -----------      -----------        -----------

Sales ..................................................     $ 1,840,110        $ 1,475,705      $ 3,912,176        $ 3,146,316
Cost of goods sold and occupancy costs .................       1,385,551          1,127,778        2,962,864          2,417,611
                                                             -----------        -----------      -----------        -----------
  GROSS PROFIT .........................................         454,559            347,927          949,312            728,705

OPERATING AND OTHER EXPENSES:
  Operating and selling ................................         270,737            206,971          586,057            455,382
  Pre-opening ..........................................           4,899              4,232            9,407              7,584
  General and administrative ...........................          85,510             70,694          174,250            138,180
  Amortization of goodwill .............................           2,971                927            5,258              1,851
  Merger-related and integration costs .................              --             41,000               --             41,000
  Interest and other expense, net ......................           3,976              5,920            5,392             10,614
                                                             -----------        -----------      -----------        -----------
    TOTAL OPERATING AND OTHER EXPENSES .................         368,093            329,744          780,364            654,611
                                                             -----------        -----------      -----------        -----------


    INCOME BEFORE INCOME TAXES .........................          86,466             18,183          168,948             74,094
Income tax expense .....................................          33,722              9,319           65,890             29,330
                                                             -----------        -----------      -----------        -----------
    NET INCOME BEFORE MINORITY INTEREST ................          52,744              8,864          103,058             44,764
  Minority interest ....................................              --                110               --                160
                                                             -----------        -----------      -----------        -----------
    NET INCOME .........................................         $52,744        $     8,974      $   103,058        $    44,924
                                                             ===========        ===========      ===========        ===========

BASIC EARNINGS PER COMMON SHARE
    Historical net income per common share .............     $      0.11        $      0.02      $      0.22        $      0.11
                                                             ===========        ===========      ===========        ===========

DILUTED EARNINGS PER COMMON SHARE
    Historical net income per common share .............     $      0.11        $      0.02      $      0.22        $      0.10
                                                             ===========        ===========      ===========        ===========

PRO FORMA:
   Historical net income ...............................                                                            $    44,924
   Provision for income taxes on
         previously untaxed earnings of
         pooled S-Corporation income ...................                                                                  1,814
                                                                                                                    -----------
    PRO FORMA NET INCOME ...............................                                                            $    43,110
                                                                                                                    ===========

BASIC EARNINGS PER COMMON SHARE
    Pro forma net income per common share ..............                                                            $      0.10
                                                                                                                    ===========

DILUTED EARNINGS PER COMMON SHARE
    Pro forma net income per common share ..............                                                            $      0.10
                                                                                                                    ===========

Number of shares used in computing historical and
    pro forma basic net income per common share ........     462,421,805        423,959,190      462,627,140        421,493,259
                                                             ===========        ===========      ===========        ===========

Number of shares used in computing historical and
    pro forma diluted net income per common share ......     476,032,234        436,549,991      476,416,623        433,742,268
                                                             ===========        ===========      ===========        ===========

See notes to consolidated financial statements

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                (UNAUDITED)
                                                              26 WEEKS ENDED
                                                           --------------------
                                                           JULY 31,    AUGUST 1,
                                                             1999        1998
                                                           --------    --------

OPERATING ACTIVITIES:
Net income ..............................................  $103,058    $ 44,924
Adjustments to reconcile net income to net cash
 used in operating activities:
 Minority interest ......................................        --        (160)
 Depreciation and amortization ..........................    81,577      58,649
 Merger-related and integration costs ...................        --      41,000
 Expense from 401K and PARS stock contribution ..........     8,460       3,073
 Deferred income tax benefit ............................    (6,208)     (7,098)
 Change in assets and liabilities, net of companies
  acquired using purchase accounting:
  Increase in merchandise inventories ...................  (170,321)   (169,012)
  Increase in receivables ...............................  (136,723)    (56,419)
  (Increase)/Decrease in prepaid expenses and
   other assets .........................................      (977)      8,616
  Increase in accounts payable, accrued
   expenses and other current liabilities ...............    32,566      37,706
  Increase in other long-term obligations ...............     2,863       6,242
                                                           --------    --------
                                                           (188,763)    (77,403)
                                                           --------    --------
NET CASH USED IN OPERATING ACTIVITIES ...................   (85,705)    (32,479)

INVESTING ACTIVITIES:
Acquisition of property and equipment ...................  (147,787)   (149,637)
Acquisition of businesses, net of cash acquired .........  (137,625)         --
Proceeds from sales and maturities of short-term
 investments ............................................    32,765      11,313
Purchase of short-term investments ......................   (16,651)     (6,854)
Proceeds from sales and maturities of long-term
 investments ............................................        --      18,995
Purchase of long-term investments .......................   (20,906)     (2,545)
Acquisition of lease rights .............................     1,946     (36,690)
Other ...................................................        88      (1,619)
                                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...................  (288,170)   (167,037)

FINANCING ACTIVITIES:
Proceeds from sale of capital stock .....................    25,243      35,581
Proceeds from borrowings ................................   316,984          38
Payments on borrowings ..................................  (248,326)    (52,082)
Purchase of dissenting shareholder S-Corporation stock ..        --     (48,102)
Purchase of treasury stock ..............................   (78,246)     (7,892)
Dividends to shareholders of acquired S-Corp ............        --     (15,601)
                                                           --------    --------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES .....    15,655     (88,058)

Effect of exchange rate changes on cash .................       227         248

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............  (357,993)   (287,326)
Cash and cash equivalents at beginning of period ........   357,993     381,088
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $     --    $ 93,762
                                                           ========    ========

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

Average common and common equivalent shares used in computing diluted earnings per share include approximately 13,610,000 and 14,122,000 shares for the three and six months ended July 31, 1999 and approximately 12,591,000 and 12,249,000 shares for the same periods ended August 1, 1998, respectively, as a result of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments. Outstanding convertible debentures were not included in the calculations for the three and six months ended August 1, 1998 as their inclusion would be anti-dilutive. All of the convertible debentures were redeemed and/or converted by the quarter ended January 30, 1999.

NOTE 3 - COMPREHENSIVE INCOME

Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Staples' net income or stockholders' equity. SFAS 130 requires Staples' to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the three and six months ended July 31, 1999 total comprehensive income amounted to approximately $48,453,000 and $101,920,000, respectively, compared to $2,764,000 and $41,393,000, for the corresponding periods ended August 1, 1998.

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

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

The following is a summary of significant accounts and balances by reportable segment for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998:

                                                   Revenues from External Customers ($ in 000's)
                                          --------------------------------------------------------------
                                                  13 Weeks Ended                   26 Weeks Ended
                                          ------------------------------   -----------------------------
                                          July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                          -------------   --------------   -------------  --------------

N. America Retail.....................      $1,183,168      $  956,983      $2,590,989      $2,088,478
N. America Delivery ..................         578,172         449,245       1,154,297         906,157
European Operations ..................          78,770          69,477         166,890          51,681
                                            ----------      ----------      ----------      ----------
Totals................................      $1,840,110      $1,475,705      $3,912,176      $3,146,316
                                            ==========      ==========      ==========      ==========

                         STAPLES, INC. AND SUBSIDIARIES


                                                     Merger and Integration Costs ($ in 000's)
                                          --------------------------------------------------------------
                                                  13 Weeks Ended                   26 Weeks Ended
                                          ------------------------------   -----------------------------
                                          July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                          -------------   --------------   -------------  --------------

N. America Retail.....................      $       --      $       --      $       --      $       --
N. America Delivery ..................              --          41,000              --          41,000
European Operations ..................              --              --              --              --
                                            ----------      ----------      ----------      ----------
Totals................................      $       --      $   41,000      $       --      $   41,000
                                            ==========      ==========      ==========      ==========


                                                  Depreciation and Amortization Costs ($ in 000's)
                                          --------------------------------------------------------------
                                                  13 Weeks Ended                   26 Weeks Ended
                                          ------------------------------   -----------------------------
                                          July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                          -------------   --------------   -------------  --------------

N. America Retail.....................      $   35,801      $   23,188      $   60,491      $   44,856
N. America Delivery ..................           8,520           4,842          15,839          10,006
European Operations ..................           2,800           1,966           5,247           3,787
                                            ----------      ----------      ----------      ----------
Totals................................      $   47,121      $   29,996      $   81,577      $   58,649
                                            ==========      ==========      ==========      ==========



                                                        Segment Profit (Loss) ($ in 000's)
                                          --------------------------------------------------------------
                                                  13 Weeks Ended                   26 Weeks Ended
                                          ------------------------------   -----------------------------
                                          July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                          -------------   --------------   -------------  --------------

N. America Retail.....................      $   99,792      $   70,949      $  206,538      $  145,780
N. America Delivery ..................          48,188          (3,196)         83,612          20,954
European Operations ..................         (13,428)         (6,670)        (19,354)        (10,631)
All Other(1) .........................         (48,086)        (42,900)       (101,850)        (82,009)
                                            ----------      ----------      ----------      ----------
Totals................................      $   86,466      $   18,183      $  168,948      $   74,094
                                            ==========      ==========      ==========      ==========

(1) All other is composed of corporate general and administrative expenses.


                                             Expenditures for Long-Lived Assets
                                                       ($ in 000's)
                                               -----------------------------
                                                      26 Weeks Ended
                                               -----------------------------
                                               July 31, 1999  August 1, 1998
                                               -------------  --------------

N. America Retail                                 $146,740       $169,965
N. America Delivery                                149,023          9,325
European Operations                                  8,609          7,037
                                                  --------       --------
Totals                                            $304,372       $186,327
                                                  ========       ========

                         STAPLES, INC. AND SUBSIDIARIES

                                                    Total Assets ($ in 000's)
                                                 -------------------------------
                                                 July 31, 1999  January 30, 1999
                                                 -------------  ----------------

N. America Retail ...............................  $3,002,007      $2,866,114
N. America Delivery .............................     569,659         448,452
European Operations .............................     185,025         162,693
                                                   ----------      ----------
Totals ..........................................   3,756,691       3,497,259
Elimination of Intercompany Receivables .........     (94,696)        (89,664)
Elimination of Intercompany Investments .........    (256,749)       (228,329)
                                                   ----------      ----------
Total Consolidated Assets .......................  $3,405,246      $3,179,266
                                                   ==========      ==========

Geographic Information:

                                                      Revenues from External Customers ($ in 000's)
                                             --------------------------------------------------------------
                                                     13 Weeks Ended                  26 Weeks Ended
                                             ------------------------------  ------------------------------
                                             July 31, 1999   August 1, 1998  July 31, 1999   August 1, 1998
                                             -------------   --------------  -------------   --------------

N. America ..............................      $1,761,340      $1,406,228      $3,745,286      $2,994,635
European ................................          78,770          69,477         166,890         151,681
                                               ----------      ----------      ----------      ----------
Totals ..................................      $1,840,110      $1,475,705      $3,912,176      $3,146,316
                                               ==========      ==========      ==========      ==========

                                                 Long-lived Assets ($ in 000's)
                                               ---------------------------------
                                               JULY 31, 1999    JANUARY 30, 1999
                                               -------------    ----------------

N. America ...................................  $1,277,136         $1,027,704
European .....................................      41,754             35,913
                                                ----------         ----------
Totals .......................................  $1,318,890         $1,063,617
                                                ==========         ==========


NOTE 5 - GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet
As of July 31, 1999
($ in 000's)

                                                                                    Non-
                                           Staples, Inc.       Guarantor         Guarantor
                                           (Parent Co.)       Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                           ------------       ------------      ------------      ------------       ------------

Cash, cash equivalents and
  short-term investments ..............     $    5,324         $   16,029        $  (20,101)       $        --        $    1,252
Merchandise inventories ...............         (5,457)         1,213,963           310,262                 --         1,518,768
Other current assets and
  Intercompany ........................        758,078            498,656           634,324         (1,381,847)          509,211
                                            ----------         ----------        ----------        -----------        ----------
Total current assets ..................        757,945          1,728,648           924,485         (1,381,847)        2,029,231
Net property, equipment and
  other assets ........................        306,581            746,601           565,933           (243,100)        1,376,015
                                            ----------         ----------        ----------        -----------        ----------
Total assets ..........................     $1,064,526         $2,475,249        $1,490,418        $(1,624,947)       $3,405,246
                                            ==========         ==========        ==========        ===========        ==========

Total current liabilities .............     $ (135,546)        $1,011,718        $  461,025        $    14,902        $1,352,099
Total long-term liabilities ...........         63,478            237,369            18,622                 --           319,469
Total stockholders' equity ............      1,136,594          1,226,162         1,010,771         (1,639,849)        1,733,678
                                            ----------         ----------        ----------        -----------        ----------
Total liabilities and
  stockholders' equity ................     $1,064,526         $2,475,249        $1,490,418        $(1,624,947)       $3,405,246
                                            ==========         ==========        ==========        ===========        ==========


Condensed Consolidating Balance Sheet
As of January 30, 1999
($ in 000's)

                                                                                    Non-
                                           Staples, Inc.       Guarantor         Guarantor
                                           (Parent Co.)       Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                           ------------       ------------      ------------      ------------       ------------

Cash, cash equivalents and
  short-term investments ..............     $  219,426         $   16,348        $  139,647        $        --        $  375,421
Merchandise inventories ...............         (5,561)         1,095,906           250,087                 --         1,340,432
Other current assets and
  Intercompany ........................        780,629            396,920           552,395         (1,381,697)          348,247
                                            ----------         ----------        ----------        -----------        ----------
Total current assets ..................        994,494          1,509,174           942,129         (1,381,697)        2,064,100
Net property, equipment and
  other assets ........................        271,129            710,049           362,178           (228,190)        1,115,166
                                            ----------         ----------        ----------        -----------        ----------
Total assets ..........................     $1,265,623         $2,219,223        $1,304,307        $(1,609,887)       $3,179,266
                                            ==========         ==========        ==========        ===========        ==========

Total current liabilities .............     $   86,206         $  830,728        $  266,789        $    81,609        $1,265,332

Total long-term liabilities ...........          7,581            237,128            12,339                 --           257,048

Total stockholders' equity ............      1,171,836          1,151,367         1,025,179         (1,691,496)        1,656,886
                                            ----------         ----------        ----------        -----------        ----------
Total liabilities and
  stockholders' equity ................     $1,265,623         $2,219,223        $1,304,307        $(1,609,887)       $3,179,266
                                            ==========         ==========        ==========        ===========        ==========

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income
For the thirteen weeks ended July 31, 1999
($ in 000's)
                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     -------------      ------------
Sales................................................   $       --         $1,372,395        $  467,715        $1,840,110
Cost of goods sold and occupancy costs...............          169          1,038,507           346,875         1,385,551
                                                        ----------         ----------        ----------        ----------
Gross profit.........................................         (169)           333,888           120,840           454,559
Operating and other expenses.........................        7,855            266,877            93,361           368,093
                                                        ----------         ----------        ----------        ----------
Income before income taxes...........................       (8,024)            67,011            27,479            86,466
Provision/(Benefit) for income taxes.................       (3,386)            26,171            10,937            33,722
                                                        ----------         ----------        ----------        ----------
Net income...........................................   $   (4,638)        $   40,840        $   16,542        $   52,744
                                                        ==========         ==========        ==========        ==========

Condensed Consolidated Statement of Income
For the thirteen weeks ended August 1, 1998
($ in 000's)
                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     --------------     ------------
Sales................................................   $       --         $1,118,437        $  357,268        $1,475,705
Cost of goods sold and occupancy costs...............          656            856,235           270,887         1,127,778
                                                        ----------         ----------        ----------        ----------
Gross profit.........................................         (656)           262,202            86,381           347,927
Operating and other expenses.........................       46,442            223,856            59,446           329,744
                                                        ----------         ----------        ----------        ----------
Income before income taxes...........................      (47,098)            38,346            26,935            18,183
Provision/(Benefit) for income taxes.................       (4,511)             8,972             4,858             9,319
Minority interest....................................           --                 --               110               110
                                                        ----------         ----------        ----------        ----------
Net income...........................................   $  (42,587)        $   29,374        $   22,187        $    8,974
                                                        ==========         ==========        ==========        ==========

Condensed Consolidated Statement of Income
For the twenty-six weeks ended July 31, 1999
($ in 000's)

                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     --------------     ------------
Sales................................................   $       --         $2,942,037        $  970,139        $3,912,176
Cost of goods sold and occupancy costs...............          341          2,238,588           723,935         2,962,864
                                                        ----------         ----------        ----------        ----------
Gross profit.........................................         (341)           703,449           246,204           949,312
Operating and other expenses.........................       16,365            576,641           187,358           780,364
                                                        ----------         ----------        ----------        ----------
Income before income taxes...........................      (16,706)           126,808            58,846           168,948
Provision/(Benefit) for income taxes.................       (6,181)            52,010            20,061            65,890
                                                        ----------         ----------        ----------        ----------
Net income...........................................   $  (10,525)        $   74,798        $   38,785        $  103,058
                                                        ==========         ==========        ==========        ==========

Condensed Consolidated Statement of Income
For the twenty-six weeks ended August 1, 1998
($ in 000's)

                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     --------------     ------------
Sales................................................   $       --         $2,383,087        $  763,229        $3,146,316
Cost of goods sold and occupancy costs...............          925          1,831,103           585,583         2,417,611
                                                        ----------         ----------        ----------        ----------
Gross profit.........................................         (925)           551,984           177,646           728,705
Operating and other expenses.........................       52,744            474,980           126,887           654,611
                                                        ----------         ----------        ----------        ----------
Income before income taxes...........................      (53,669)            77,004            50,759            74,094
Provision/(Benefit) for income taxes.................       (6,477)            25,826             9,981            29,330
Minority interest....................................           --                 --               160               160
                                                        ----------         ----------        ----------        ----------
Net income...........................................   $  (47,192)        $   51,178        $   40,938        $   44,924
                                                        ==========         ==========        ==========        ==========

                         STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended July 31, 1999
($in 000's)

                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     --------------     ------------
Net cash used in operating activities................   $ (70,182)        $  (7,884)        $  (7,639)        $ (85,705)
Investing Activities:
  Acquisition of property,
    equipment and lease rights.......................     (29,591)          (79,899)          (36,351)         (145,841)
  Other..............................................    (110,367)           87,464          (119,426)         (142,329)
                                                        ---------         ---------         ---------         ---------
Cash (used in)/provided by investing
  activities.........................................    (139,958)            7,565          (155,777)         (288,170)
Financing Activities:
  Payments on borrowings.............................    (234,505)               --           (13,821)         (248,326)
  Other..............................................     230,543                --            33,438           263,981
                                                        ---------         ---------         ---------         ---------
Cash provided by financing activities................       3,983                --            19,617            15,655
Effect of exchange rate changes on cash..............          --                --               227               227
                                                        ---------         ---------         ---------         ---------
Net decrease in cash.................................    (214,102)             (319)         (143,572)         (357,993)
Cash and cash equivalents at
  beginning of period................................     219,426            16,348           122,219           357,993
                                                        ---------         ---------         ---------         ---------
Cash and cash equivalents at end
  of period..........................................   $   5,324         $  16,029         $ (21,353)        $      --
                                                        =========         =========         =========         =========

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended August 1, 1998
($ in 000's)

                                                       Staples, Inc.       Guarantor       Non-Guarantor
                                                       (Parent Co.)       Subsidiaries      Subsidiaries      Consolidated
                                                       -------------      ------------     --------------     ------------
Net cash (used in)/provided by
  Operating activities...............................   $ (64,388)        $  16,503         $  15,406         $ (32,479)
Investing Activities:
  Acquisition of property,
    equipment and lease rights.......................     (31,354)         (142,697)          (12,276)         (186,327)
  Other..............................................     (56,769)          134,869           (58,810)           19,290
                                                        ---------         ---------         ---------         ---------
Cash used in investing
  activities.........................................     (88,123)           (7,828)          (71,086)         (167,037)
Financing Activities:
  Payments on borrowings.............................     (26,040)               --           (26,042)          (52,082)
  Other..............................................      27,748                --           (63,724)          (35,976)
                                                        ---------         ---------         ---------         ---------
Cash provided by/(used in)
  financing activities...............................       1,708                --           (89,766)          (88,058)
Effect of exchange rate changes on cash..............          --                --               248               248
                                                        ---------         ---------         ---------         ---------
Net decrease in cash.................................    (150,803)            8,675          (145,198)         (287,326)
Cash and cash equivalents at
  beginning of period................................     189,252             8,253           183,583           381,088
                                                        ---------         ---------         ---------         ---------
Cash and cash equivalents at end
  of period..........................................   $  38,449         $  16,928         $  38,385         $  93,762
                                                        =========         =========         =========         =========

                         STAPLES, INC. AND SUBSIDIARIES

NOTE 6 - INVESTMENTS

Investments consist of stock purchased in internet related companies whose stock is not publicly traded on an exchange. These investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent.

NOTE 7 - ACQUISITIONS

On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,900,000. The acquisition has been accounted for using the purchase method of accounting and accordingly Staples has recognized goodwill of approximately $158,400,000, including a provision for merger related and integration costs of approximately $7,000,000. Staples Communications is a full-service supplier of telecommunications services to small and medium sized businesses in the United States.

NOTE 8 - EQUITY FORWARD PURCHASE AGREEMENT

During the quarter ended July 31, 1999, Staples entered into an equity forward purchase to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples must purchase 2,600,000 shares of Staples stock at an average price of $30.263 or $78,700,000.

NOTE 9 - SUBSEQUENT EVENT

On August 11, 1999, Staples announced a definitive agreement to acquire three European office supply companies, subject to regulatory approvals. The companies to be acquired are Sigma Burowelt in Germany, Office Centre in the Netherlands, and Office Centre in Portugal for a total of approximately $120,000,000. All three companies operate office superstores focusing on every-day low pricing for a wide assortment of office supplies. Staples will acquire a total of 41 stores, including 15 in Germany, 21 in the Netherlands, and 5 in Portugal. This acquisition will be accounted for using the purchase method of accounting.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES. Our sales increased 24.7% to $1,840,110,000 in the quarter ended July 31, 1999 from $1,475,705,000 in the quarter ended August 1, 1998 and increased 24.3% to $3,912,176,000 for the six months ended July 31, 1999 compared to $3,146,316,000 for the six months ended August 1, 1998. This growth was attributable to an increased number of open stores and increased sales in existing stores and in the delivery and contract stationer segments. Comparable store and delivery hub sales for both the quarter and six months ended July 31, 1999 increased 9% over the same periods ended August 1, 1998. Comparable sales in the contract stationer segment, including Quill, increased 11% for both the three and six months ended July 31, 1999 as compared to the three and six months ended August 1, 1998. The Company had 1,009 stores open as of July 31, 1999 compared to 830 stores as of August 1, 1998 and 913 stores as of January 30, 1999; this total includes 49 stores opened during the quarter ended July 31, 1999.

GROSS PROFIT. Our gross profit as a percentage of sales was 24.7% and 24.3% for the three and six months ended July 31, 1999 as compared to 23.6% and 23.2% for the same periods in the prior year. The gross profit rate was increased by continually improving margins in the retail and delivery segments due to lower product costs from vendors and improved worldwide buying as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. Furthermore, Staples Communications, with its first full quarter of operations, contributed to the increase in gross profit. These increases were partially offset by continued price reductions and decreased margins on computer hardware sales such as CPU's, laptops, and printers and new market occupancy costs.

OPERATING AND SELLING EXPENSES. Our operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the three and six months ended July 31, 1999 to 14.7% and 15.0%, as compared to 14.0% and 14.5% for the same period in the prior year. The increase was primarily due to increased costs of investing in our selling operations, primarily retail and call center personnel, increased marketing costs in our delivery operations and Staples.com and the addition of Staples Communications. Staples Communications had higher operating and selling expenses as a percentage of sales. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

PRE-OPENING EXPENSES. Our pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $100,000 and $98,000 per store for the three and six months ended July 31, 1999, as compared to $88,000 and $85,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses as a percentage of sales were 4.7% and 4.5% for the three and six months ended July 31, 1999 respectively, as compared to 4.8% and 4.4% for the same periods in the prior year. The decrease for the three months ended July 31, 1999 was primarily due to decreased Year 2000 compliance and other information systems ("IS") costs, synergies realized from the Quill integration as well as Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business. These decreases were partially offset by costs incurred for new business, including Staples Communications and Staples.com which have higher general and administrative expenses as a percentage of sales. The increase as a percentage of sales for the six months ended July 31, 1999 was primarily due to higher costs incurred for Year 2000 compliance projects and IS staffing infrastructure for that period and the addition of Staples Communications and Staples.com which have higher general and administrative expenses as a percentage of sales.

AMORTIZATION OF GOODWILL. Amortization of goodwill for the three and six months ended July 31, 1999 was $2,971,000 and $5,258,000 as compared to $927,000 and
$1,851,000 for the same periods in the prior year. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999.

MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, we recorded a charge to operating expense of $41,000,000 during the three months ended August 1, 1998. These costs consist of direct merger-related and integration costs from the transaction.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and six months ended July 31, 1999 was $3,976,000 and $5,392,000, respectively, as compared to $5,920,000 and $10,614,000 for the same periods in the prior year. The interest expense relates primarily to existing borrowings. The decrease in net interest expense during the three and six months ended July 31, 1999 was primarily due to the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

INCOME TAXES. Our provision for income taxes as a percentage of pre-tax income was 39% for both the three and six months ended July 31, 1999 and 51.3% and 39.6% for the same periods ended August 1, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 42% for the six months ended August 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

We have traditionally used a combination of cash generated from operations and debt or equity offerings to fund our expansion and acquisition activities. We have also utilized our revolving credit facility to support various growth initiatives.

We opened 96 stores and 89 stores during the six months ended July 31, 1999 and August 1, 1998, respectively. During the six months ended August 1, 1998 one store was closed. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that we carry our own receivables from these sales. As we expand our contract and direct mail businesses worldwide, we anticipate that our accounts receivable portfolio will grow. Receivables from our vendors under rebate, cooperative advertising and marketing programs are a significant percentage of our total receivables and tend to fluctuate somewhat seasonally. We also utilized capital equipment financings to fund current working capital requirements. We expect to open approximately 75 stores during the last two quarters of fiscal 1999. We estimate that our cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,400,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, we expect to use approximately $105,000,000 for store openings during this period. In

December 1998, we committed to a plan to close and relocate stores which cannot be expanded and upgraded to our current store model. Lease agreements for the relocation sites will be executed during fiscal year 1999 and the stores will be closed and relocated during fiscal years 1999 and 2000.

During the six months ended July 31, 1999, cash and cash equivalents decreased by $357,993,000. This decrease was primarily attributable to cash used in investing activities of $288,170,000, including cash used in the acquisition of Staples Communications of $137,625,000 and the acquisition of property and equipment of $147,787,000, primarily for the 96 new stores opened; as well as cash used in operating activities of $85,705,000, which includes an increase in merchandise inventories of $170,321,000 and an increase in accounts receivable of $136,723,000. Cash provided by financing activities of $15,655,000 includes $68,658,000 of net borrowings and $25,243,000 of proceeds from sales of capital stock for the exercise of stock options and the employee stock purchase plan offset by treasury stock purchases of $78,246,000.

During the quarter ended May 1, 1999, we began a stock repurchase program intended to provide shares for employee stock programs. We expect to repurchase approximately 6,000,000 shares annually and have authorized up to $200,000,000 to be used in fiscal 1999 for these repurchases. During the six months ended July 31, 1999 we repurchased 2,321,000 shares for approximately $68,962,000 under this program and 309,000 shares for approximately $9,284,000 from employees upon exercise of PARS. In addition, during the quarter ended July 31, 1999, we entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of our common stock in connection with the annual stock option grant to employees and directors. Under the agreement we must purchase 2,600,000 shares at an average price of $30.263 or $78,684,000.

During the quarter ended July 31, 1999, we made investments of approximately $21,000,000 in internet related companies whose stock is not traded on a public market. These investments are accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent. We also plan to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. We expect to meet these cash requirements through a combination of operating cash flow and borrowings from our existing revolving line of credit.

On August 12, 1997, we issued $200,000,000 of 7.125% senior notes with interest payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the senior notes were used for repayment of indebtedness under our revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

We also maintain a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets.

As of July 31, 1999, $60,000,000 of borrowings was outstanding under the revolving credit agreement. We also have available $35,000,000 in other uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of July 31, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $41,433,000 at July 31, 1999 and Business Depot has a $16,610,000 line of credit which had no outstanding balance at July 31, 1999. Total short-term investments and available revolving credit amounts totaled $351,429,000 as of July 31, 1999.

We expect that income from operations, together with our current short-term investments and funds available under our revolving credit facility will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. We continually evaluate financing possibilities, and we may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.

INFLATION AND SEASONALITY

While neither inflation nor deflation has had, and we do not expect either to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations disclosed in the forward looking statements we make. We have included important factors in the cautionary statements below that we believe could cause our actual results to differ materially from the forward-looking statements that we make. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statement we make.

Our market is highly competitive and we may not continue to compete successfully. We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to ours. We also compete with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, our retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of our competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within our markets. Some of our current and potential competitors are larger than we are and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may force us to charge lower prices than we otherwise would, and may adversely affect our business and financial performance in other ways.

We may be unable to continue to successfully open new stores. An important part of our business plan is to aggressively increase the number of our stores. We opened 174 stores in the United States, Canada and Europe in fiscal 1998 and plan to open approximately 170 new stores in fiscal 1999. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train employees and adapt our management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Our quarterly operating results are subject to significant fluctuation. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

     - the number of new store openings, primarily because we expense pre-opening expenses as they are incurred and newer stores are less profitable than mature stores;
     - the extent to which sales in new stores result in the loss of sales in existing stores;
     -    the mix of products sold;
     -    pricing actions of competitors;
     -    the level of advertising and promotional expenses;
     - seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of our fiscal year than in other quarters; and
     -    charges associated with acquisitions.

Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectation for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on our net income for the quarter.

The market price of our common stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that we will achieve certain levels of net income. If our financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning our growth potential and future financial performance. If the securities analysts that regularly follow our common stock lower their rating of the common stock or lower their projections for our future growth and financial performance, the market price of our common stock is likely to drop significantly. In addition, in those circumstances the decrease in our common stock price would probably be disproportionate to the shortfall in financial performance.

Our rapid growth may continue to strain our operations, which could adversely affect our business and financial results. Our business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, we have acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on our management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our employee base, this growth is likely to result in operational inefficiencies and ineffective management of our business and employees, which will in turn adversely affect our business and financial performance.

Our international operations may not become profitable. We currently operate in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom and Staples Deutschland in Germany. Subsequent to July 31, 1999, we have signed a definitive agreement to acquire three European companies with operations in Germany, the Netherlands and Portugal. Our consolidated European operations are currently unprofitable and we cannot guarantee that they will become profitable. We may seek to expand further into other international markets in the future. Our foreign operations encounter risks similar to those faced by our US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

We may be unable to obtain adequate future financing. It is possible that we will require additional sources of financing earlier than we anticipate, as a result of unexpected cash needs or opportunities, and expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

YEAR 2000 READINESS DISCLOSURE

We have completed a comprehensive assessment of our internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). We have used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation have been or will be replaced or modified and tested for compliance. Remediation of the most critical Information Technology (IT) related systems and applications was completed on schedule during the first quarter of 1999, and anticipated individual application testing was completed during the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of the less critical IT systems was also completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and full "end to end" testing of our most critical systems is expected to be finished during the third quarter of 1999.

We have also finished our assessment of non-IT related systems and applications. Assessment regarding the status of third parties' Year 2000 compliance continues to be ongoing and may carry into early 2000. The non-IT related systems and applications include but are not limited to telephone systems, store security systems and electrical systems. The remediation of these systems was completed during the first quarter of 1999 and testing will be completed during the third quarter of 1999. We are also working with third parties, primarily major vendors but also customers, to ensure that they will be Year 2000 compliant as our schedule requires. Responses have been received from the majority of vendors, but not all vendors have assured us that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance. We have completed our enterprise wide inventory review and have completed a comprehensive risk assessment relative to vendor provided products, devices and/or services. Due diligence and monitoring with respect to vendors with the greatest impact on us is scheduled to be performed on a continuous basis throughout 1999.

We have estimated that the total cost of Year 2000 compliance will be between $25 and $30 million, $24 million of which had been spent as of July 31, 1999. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in our current 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

We are currently preparing a "what steps to follow" contingency plan in the event that an area of our operations is impacted by the Year 2000 issue. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in our systems or at a critical third party. We are developing these procedures for all of our sites and listing those to contact in the event a "Year 2000 suspected" issue is encountered. Although we expect to achieve Year 2000 compliance as scheduled, there are potential risks if we do not become, or are late in becoming, Year 2000 compliant. Such risks include impairing our ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. We have yet to analyze the effect that an instance of critical non-compliance by us or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against us in the event of our non-compliance or the non-compliance of the products and services which we sell. The costs of defending and settling such claims could have a material impact on our financial statements. As of July 31, 1999, each Staples point of customer contact (stores, call centers and customer service) has access to a "Year 2000 Preparedness Guide" for its customers so we can be proactive in assisting them with vendor contacts to answer their Year 2000 questions.

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

EURO CURRENCY

On January 1, 1999, participating member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("the euro"). The former currencies of the participating countries are scheduled to remain legal tender as denominations of the euro until January 1, 2002 when the euro will be adopted as the sole legal currency.

We have evaluated the potential impact on our business, including the ability of our information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. Based on the results of this evaluation, we do not expect the conversion to the Euro to have a material impact on our operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISKS

We are exposed to market risk from changes in interest rates and foreign exchange rates. We initiated a risk management control process to monitor our foreign exchange and interest rate risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. We do not believe that the potential exposure is significant in light of our size and our business.

On May 11, 1999 and August 3, 1999, we entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with our $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, we are entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and are obligated to pay interest based on 30-day US non-financial commercial paper rates. The interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

On July 2, 1999, we entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement we must purchase 2,600,000 shares at an average price of $30.263 or $78,684,000.

We are exposed to foreign exchange risks through our subsidiaries in Canada, the United Kingdom, and Germany. We have not entered into any derivative financial instruments to hedge this exposure, and believe that the potential exposure is not material to our overall financial position or the results of operations.

This risk management discussion, and the effects of changes in interest rates and foreign exchange rates, are forward-looking statements. Actual results in the future may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by us to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                          PART II -- OTHER INFORMATION

ITEMS 1-3 AND 5 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the 1999 Annual Meeting of Stockholders (the "Annual Meeting") on . At the Annual Meeting, the following Actions were taken:

1. The stockholders elected Mary Elizabeth Burton, Rowland T. Moriarty, W. Mitt Romney and Margaret C. Whitman as Class II Directors, to serve for a three-year term. Holders of 411,395,703 shares of Common Stock voted for Ms. Burton. Holders of 411,401,810 shares of Common Stock voted for Mr. Moriarty. Holders of 411,379,226 shares of Common Stock voted for Mr. Romney. Holders of 411,399,902 shares of Common Stock voted for Ms. Whitman.

2. The stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 1,000,000,000 to 1,500,000,000 shares by a vote of 393,574,908 shares of Common Stock for, 18,189,120 shares of Common Stock against and 1,120,684 shares of Common Stock not voting.

3. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year by a vote of 411,625,011 shares of Common Stock for, 330,092 shares Common Stock against and 929,609 shares of common Stock not voting.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 10-K.

A. Exhibits
27.1 Financial Data Schedule.

B. Reports on Form 8-K
Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STAPLES, INC.

Date:  September 10, 1999                   By: /s/ John J. Mahoney
       ------------------                       --------------------------------
                                            John J. Mahoney
                                            Executive Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)