Form 10-Q
period 1999-10-30
STAPLES INC
filed 1999-12-14
CIK 791519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    October 30, 1999
                                ------------------------------------------------
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

                          Yes  [X]   No  [ ]


The registrant had 469,804,600 shares of Staples Retail and Delivery Common Stock and 11,384,616 shares of Staples.com Common Stock, both par value $.0006, outstanding as of December 13, 1999.

                                  STAPLES, INC.
                                OCTOBER 30, 1999

                                TABLE OF CONTENTS
                                                                        PAGE
Part I - Financial Information:

STAPLES, INC.:
Item 1.  Financial Statements (unaudited):
  Staples, Inc. Consolidated Balance Sheets ............................. 3
  Staples, Inc. Consolidated Statements of Income ....................... 4
  Staples, Inc. Consolidated Statements of Cash Flows ................... 5
  Staples, Inc. Notes to Consolidated Financial Statements .............. 6-12

Item 2.  Staples, Inc. Management's Discussion and Analysis of Financial
       Condition and Results of Operations .............................. 13-19

Item 3.  Staples, Inc. Quantitative and Qualitative Disclosures about
       Market Risk ...................................................... 20

STAPLES RETAIL AND DELIVERY:
Item 1.  Financial Statements (unaudited):
  Staples Retail and Delivery Combined Balance Sheets ................... 21
  Staples Retail and Delivery Combined Statements of Income ............. 22
  Staples Retail and Delivery Combined Statements of Cash Flows ......... 23
  Staples Retail and Delivery Notes to Combined Financial Statements .... 24-27

Item 2.  Staples Retail and Delivery Management's Discussion and Analysis
       of Financial Condition and Results of Operations ................. 28-35

STAPLES.COM:
Item 1.  Financial Statements (unaudited):
  Staples.com Combined Balance Sheets ................................... 36
  Staples.com Combined Statements of Operations ......................... 37
  Staples.com Combined Statements of Cash Flows ......................... 38
  Staples.com Notes to Combined Financial Statements .................... 39-40

Item 2.  Staples.com Management's Discussion and Analysis
       of Financial Condition and Results of Operations ................. 41-44

Part II  - Other Information............................................. 45

Signature ............................................................... 46

                         STAPLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                        OCTOBER 30,
                                                           1999      JANUARY 30,
                                                        (UNAUDITED)     1999
                                                        ----------   ----------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................... $   90,164   $  357,993
   Short-term investments..............................      1,211       17,428
   Merchandise inventories.............................  1,534,439    1,340,432
   Receivables, net....................................    433,123      221,836
   Deferred income taxes...............................     47,374       75,261
   Prepaid expenses and other current assets...........     67,192       51,150
                                                        ----------   ----------
    TOTAL CURRENT ASSETS...............................  2,173,503    2,064,100

PROPERTY AND EQUIPMENT:
   Land and buildings..................................    309,326      231,378
   Leasehold improvements..............................    427,329      372,451
   Equipment...........................................    498,333      400,225
   Furniture and fixtures..............................    288,219      239,755
                                                        ----------   ----------
    TOTAL PROPERTY AND EQUIPMENT.......................  1,523,207    1,243,809
   Less accumulated depreciation and amortization......    492,036      403,520
                                                        ----------   ----------
    NET PROPERTY AND EQUIPMENT.........................  1,031,171      840,289

OTHER ASSETS:
   Lease acquisition costs, net of amortization........     70,613       75,127
   Investments.........................................     25,665           --
   Goodwill, net of amortization.......................    378,093      148,201
   Deferred income taxes...............................     31,335       28,735
   Other...............................................     25,265       22,814
                                                        ----------   ----------
    TOTAL OTHER ASSETS.................................    530,971      274,877
                                                        ----------   ----------
                                                        $3,735,645   $3,179,266
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.................................... $  935,855   $  794,427
   Accrued expenses and other current liabilities......    538,793      438,311
   Debt maturing within one year.......................     21,832       32,594
                                                        ----------   ----------
    TOTAL CURRENT LIABILITIES..........................  1,496,480    1,265,332

LONG-TERM DEBT ........................................    492,910      205,015
OTHER LONG-TERM OBLIGATIONS............................     58,515       52,033
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value-authorized
   5,000,000 shares; no shares issued                           --           --
   Common stock, $.0006 par value-authorized
    1,500,000,000 shares; issued 467,201,085 at
    October 30, 1999 and 461,538,061 shares at
    January 30, 1999...................................        280          277
   Additional paid-in capital..........................  1,109,883    1,043,194
   Cumulative foreign currency translation adjustments.     (9,791)     (11,675)
   Unrealized gain on investments......................      1,138            7
   Retained earnings ..................................    828,914      633,321
   Less: treasury stock at cost, 10,269,153 shares at
   October 30, 1999 and 488,922 shares at January 30,
    1999...............................................   (242,684)      (8,238)
                                                        ----------   ----------
        TOTAL STOCKHOLDERS' EQUITY.....................  1,687,740    1,656,886
                                                        ----------   ----------
                                                        $3,735,645   $3,179,266
                                                        ==========   ==========

See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                (UNAUDITED)                     (UNAUDITED)
                                                              13 WEEKS ENDED                  39 WEEKS ENDED
                                                        ----------------------------    ----------------------------
                                                         OCTOBER 30,     OCTOBER 31,     OCTOBER 30,     OCTOBER 31,
                                                            1999            1998            1999            1998
                                                        ------------    ------------    ------------    ------------

Sales.................................................  $  2,393,811    $  1,899,770    $  6,305,987    $  5,046,086
Cost of goods sold and occupancy costs................     1,799,564       1,431,596       4,762,428       3,849,207
                                                        ------------    ------------    ------------    ------------
    GROSS PROFIT......................................       594,247         468,174       1,543,559       1,196,879

OPERATING AND OTHER EXPENSES:
  Operating and selling...............................       340,263         264,575         926,320         719,957
  Pre-opening.........................................         4,570           4,011          13,977          11,595
  General and administrative..........................        89,497          79,958         263,747         218,138
  Amortization of goodwill............................         3,060             901           8,318           2,752
  Merger-related and integration costs................            --              --              --          41,000
  Interest and other expense, net.....................         5,162           4,372          10,554          14,960
                                                        ------------    ------------    ------------    ------------
    TOTAL OPERATING AND OTHER EXPENSES................       442,552         353,817       1,222,916       1,008,402
                                                        ------------    ------------    ------------    ------------


   INCOME BEFORE INCOME TAXES.........................       151,695         114,357         320,643         188,477
Income tax expense....................................        59,161          45,171         125,051          74,502
                                                        ------------    ------------    ------------    ------------
    NET INCOME BEFORE MINORITY INTEREST...............        92,534          69,186         195,592         113,975
  Minority interest...................................            --              --              --             135
                                                        ------------    ------------    ------------    ------------
    NET INCOME........................................  $     92,534    $     69,186    $    195,592    $    114,110
                                                        ============    ============    ============    ============

BASIC EARNINGS PER COMMON SHARE
    Historical net income per common share............  $       0.20    $       0.16    $       0.42    $       0.27
                                                        ============    ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE
    Historical net income per common share............  $       0.20    $       0.15    $       0.41    $       0.26
                                                        ============    ============    ============    ============

PRO FORMA:
   Historical net income .............................                                                  $    114,110
   Provision for income taxes on
         previously untaxed earnings of
         pooled S-Corporation income..................                                                         1,814
                                                                                                        ------------
    PRO FORMA NET INCOME..............................                                                  $    112,296
                                                                                                        ============

BASIC EARNINGS PER COMMON SHARE
    Pro forma net income per common share.............                                                  $       0.27
                                                                                                        ============

DILUTED EARNINGS PER COMMON SHARE
    Pro forma net income per common share.............                                                  $       0.26
                                                                                                        ============

Number of shares used in computing historical and
    pro forma basic net income per common share.......   460,547,504     426,183,678     461,933,928     423,056,732
                                                        ============    ============    ============    ============

Number of shares used in computing historical and
    pro forma diluted net income per common share.....   472,344,107     469,768,126     475,059,118     466,194,189
                                                        ============    ============    ============    ============




See notes to consolidated financial statements.

                         STAPLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                       39 WEEKS ENDED
                                                                                -----------------------------
                                                                                OCTOBER 30,       OCTOBER 31,
                                                                                   1999              1998
                                                                                 --------          --------
Operating Activities:
  Net income ................................................................... $195,592          $114,110
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interest............................................................       --              (135)
   Depreciation and amortization................................................  126,020            89,682
   Merger-related and integration costs.........................................       --            41,000
   Expense from 401K and PARS stock contribution................................   13,633             6,351
   Deferred income tax expense/(benefit)........................................   24,630           (23,388)
   Change in assets and liabilities, net of companies
   acquired using purchase accounting:
   Increase in merchandise inventories ......................................... (150,260)         (177,353)
   Increase in receivables ..................................................... (184,997)          (74,394)
   (Increase)/Decrease in prepaid expenses and other assets.....................  (30,274)            4,501
   Increase in accounts payable, accrued
      expenses and other current liabilities....................................  160,175           150,228
   Increase in other long-term obligations......................................    5,146             7,267
                                                                                 --------          --------
                                                                                  (35,927)           23,759
                                                                                 --------          --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................  159,665           137,869

INVESTING ACTIVITIES:
  Acquisition of property and equipment......................................... (251,114)         (254,140)
  Acquisition of businesses, net of cash acquired............................... (241,940)               --
  Proceeds from sales and maturities of short-term investments..................   32,836            11,356
  Purchase of short-term investments............................................  (16,651)           (6,899)
  Proceeds from sales and maturities of long-term investments...................       --            18,995
  Purchase of long-term investments.............................................  (23,756)           (2,545)
  Acquisition of lease rights...................................................     (130)          (37,705)
  Other ........................................................................    2,170             2,994
                                                                                 --------          --------
  NET CASH USED IN INVESTING ACTIVITIES......................................... (498,585)         (267,944)

FINANCING ACTIVITIES:
  Proceeds from sale of capital stock...........................................   30,191            41,998
  Proceeds from borrowings......................................................  745,501            26,171
  Payments on borrowings........................................................ (470,164)          (53,598)
  Purchase of dissenting shareholder S-Corporation stock........................       --           (48,102)
  Purchase of treasury stock.................................................... (234,446)           (8,057)
  Dividends to shareholders of acquired S-Corp..................................       --           (15,904)
                                                                                 --------          --------
  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES...........................   71,082           (57,492)

  Effect of exchange rate changes on cash.......................................        9               124

NET DECREASE IN CASH AND CASH EQUIVALENTS....................................... (267,829)         (187,443)
Cash and cash equivalents at beginning of period................................  357,993           381,088
                                                                                 --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $ 90,164          $193,645
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

Average common and common equivalent shares used in computing diluted earnings per share include approximately 11,797,000 and 13,347,000 shares for the three and nine months ended October 30, 1999 and approximately 43,584,000 and 43,137,000 shares for the same periods ended October 31, 1998, respectively, as a result of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS"), convertible debentures and derivative instruments.

NOTE 3 - COMPREHENSIVE INCOME

Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Staples' net income or stockholders' equity. SFAS 130 requires Staples to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the three and nine months ended October 30, 1999, total comprehensive income amounted to approximately $96,684,000 and $198,604,000, respectively, compared to $68,315,000 and $109,708,000, for the corresponding periods ended October 31, 1998.

NOTE 4 - DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

Staples has three reportable segments: North America Retail, North America Delivery Operations, and European Operations. Staples' North America Retail segment consists of two operating units that operate office supply stores throughout the US and Canada. Staples' North America Delivery Operations segment consists of five operating units that sell office products and supplies directly to businesses throughout the US and Canada. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom, and Germany.

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Measurement of Segment Profit or Loss and Segment Assets

Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on Staples' investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost, therefore, there is no intercompany profit or loss recognized on these transactions.

Factors Management Used to Identify the Enterprise's Reportable Segments

Staples' reportable segments are business units that distribute office products and supplies in different manners. The reportable segments are each managed separately because they distribute products to different classes of customers with different distribution methods. The European Operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

The following is a summary of significant accounts and balances by reportable segment for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998:

Thirteen weeks ended October 30, 1999:

                              N. America  N. America Delivery   European
                                Retail         Operations      Operations    All Other(1)       Totals
                              ----------       ----------      ----------    ------------     ----------
Revenues from external
customers..................   $1,627,065       $  641,368       $125,378       $     --       $2,393,811
Depreciation and
amortization expense.......   $   31,697       $    9,334       $  3,412       $     --       $   44,443
Segment profit (loss)......   $  154,496       $   59,979       $ (9,557)      $(53,223)      $  151,695
Segment assets.............   $3,158,055       $  691,963       $299,035       $     --       $4,149,053
Expenditures for long-lived
assets.....................   $  210,349       $  186,700       $119,891       $     --       $  516,940

Thirteen weeks ended October 31, 1998:

                              N. America  N. America Delivery   European
                                Retail         Operations      Operations    All Other(1)       Totals
                              ----------       ----------      ----------    ------------     ----------
Revenues from external
customers..................   $1,313,216       $  496,722       $ 89,832       $      --      $1,899,770

Depreciation and
amortization expense.......   $   23,811       $    5,079       $  2,144       $      --      $   31,034

Segment profit (loss)......   $  121,515       $   46,583       $ (2,152)      $ (51,589)     $  114,357
Expenditures for long-lived
assets.....................   $  252,858       $   26,202       $ 12,785       $      --      $  291,845

Segment assets, at January
30, 1999...................   $2,866,114       $  448,452       $162,693       $      --      $3,497,259

Thirty-nine weeks ended October 30, 1999:

                              N. America  N. America Delivery   European
                                Retail         Operations      Operations    All Other(1)       Totals
                              ----------       ----------      ----------    ------------     ----------
Revenues from external
customers..................   $4,218,054       $1,795,665       $292,268       $      --      $6,305,987
Depreciation and
amortization expense.......   $   92,200       $   25,172       $  8,648       $      --      $  126,020
Segment profit (loss)......   $  361,035       $  143,591       $(28,912)      $(155,071)     $  320,643

(1)   All other is composed of corporate general and administrative expenses.

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Thirty-nine weeks ended October 31, 1998:

                              N. America  N. America Delivery   European
                                Retail         Operations      Operations    All Other(1)       Totals
                              ----------       ----------      ----------    ------------     ----------
Revenues from external
customers................     $3,401,693       $1,402,880       $241,513       $      --      $5,046,086

Merger and integration
costs....................     $       --       $   41,000       $     --       $      --      $   41,000
Depreciation and
amortization expense.....     $   68,667       $   15,085       $  5,930       $      --      $   89,682
Segment profit (loss)....     $  267,294       $   67,538       $(12,783)      $(133,572)     $  188,477

(1)  All other is composed of corporate general and administrative expenses.


Asset Reconciliation:                                October 30,    January 30,
                                                        1999           1999
                                                     ----------     ----------
Total assets for reportable segments...............  $4,149,053     $3,497,259
Elimination of intercompany receivables............    (120,677)       (89,664)
Elimination of intercompany investments............    (292,731)      (228,329)
                                                     ----------     ----------
              Total consolidated assets............  $3,735,645     $3,179,266
                                                     ==========     ==========

Geographic Information:

                                   REVENUES FROM EXTERNAL CUSTOMERS ($ IN 000'S)
                      ----------------------------------------------------------------------
                                13 WEEKS ENDED                      39 WEEKS ENDED
                      ----------------------------------  ----------------------------------
                      OCTOBER 30, 1999  OCTOBER 31, 1998  OCTOBER 30, 1999  OCTOBER 31, 1998
                      ----------------  ----------------  ----------------  ----------------

N. America ............  $2,268,433        $1,809,938        $6,013,719        $4,804,573
European...............     125,378            89,832           292,268           241,513
                         ----------        ----------        ----------        ----------
Totals.................  $2,393,811        $1,899,770        $6,305,987        $5,046,086
                         ==========        ==========        ==========        ==========

                                                            LONG-LIVED ASSETS ($ IN 000'S)
                                                          ----------------------------------
                                                          OCTOBER 30, 1999  JANUARY 30, 1999
                                                          ----------------  ----------------

N. America ................................................  $1,416,306        $1,027,704
European...................................................      89,236            35,913
                                                             ----------        ----------
Totals.....................................................  $1,505,542        $1,063,617
                                                             ==========        ==========

NOTE 5 - GUARANTOR SUBSIDIARIES

The 7.125% senior notes due August 15, 2007 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Condensed Consolidating Balance Sheet
As of October 30, 1999
($ in 000's)

                                                                  Non-
                               Staples, Inc.    Guarantor       Guarantor
                               (Parent Co.)    Subsidiaries    Subsidiaries    Eliminations     Consolidated
                               ------------    ------------    ------------    ------------     ------------
Cash, cash equivalents and
  short-term investments......  $   18,354      $   24,413      $   48,608      $        --      $   91,375
Merchandise inventories.......      (5,328)      1,195,091         344,676               --       1,534,439
Other current assets and
  Intercompany................     608,247         525,435         684,359       (1,270,352)        547,689
                                ----------      ----------      ----------      -----------      ----------
Total current assets..........     621,273       1,744,939       1,077,643       (1,270,352)      2,173,503
Net property, equipment and
  other assets................     329,063         795,131         767,742         (329,794)      1,562,142
                                ----------      ----------      ----------      -----------      ----------
Total assets..................  $  950,336      $2,540,070      $1,845,385      $(1,600,146)     $3,735,645
                                ==========      ==========      ==========      ===========      ==========


Total current liabilities.....  $ (305,993)     $  974,221      $  675,416      $   152,836      $1,496,480
Total long-term liabilities...     292,910         238,275          20,240               --         551,425
Total stockholders' equity....     963,419       1,327,574       1,149,729       (1,752,982)      1,687,740
                                ----------      ----------      ----------      -----------      ----------
Total liabilities and
  stockholders' equity........  $  950,336      $2,540,070      $1,845,385      $(1,600,146)     $3,735,645
                                ==========      ==========      ==========      ===========      ==========


Condensed Consolidating Balance Sheet
As of January 30, 1999
($ in 000's)
                                                                  Non-
                               Staples, Inc.    Guarantor       Guarantor
                               (Parent Co.)    Subsidiaries    Subsidiaries    Eliminations     Consolidated
                               ------------    ------------    ------------    ------------     ------------
Cash, cash equivalents and
  short-term investments......  $  219,426      $   16,348      $  139,647      $        --      $  375,421
Merchandise inventories.......      (5,561)      1,095,906         250,087               --       1,340,432
Other current assets and
  Intercompany................     780,629         396,920         552,395       (1,381,697)        348,247
                                ----------      ----------      ----------      -----------      ----------
Total current assets..........     994,494       1,509,174         942,129       (1,381,697)      2,064,100
Net property, equipment and
  other assets................     271,129         710,049         362,178         (228,190)      1,115,166
                                ----------      ----------      ----------      -----------      ----------
Total assets..................  $1,265,623      $2,219,223      $1,304,307      $(1,609,887)     $3,179,266
                                ==========      ==========      ==========      ===========      ==========

Total current liabilities.....  $   86,206      $  830,728      $  266,789      $    81,609       1,265,332
Total long-term liabilities...       7,581         237,128          12,339               --         257,048
Total stockholders' equity....   1,171,836       1,151,367       1,025,179       (1,691,496)      1,656,886
                                ----------      ----------      ----------      -----------      ----------
Total liabilities and
  stockholders' equity........  $1,265,623      $2,219,223      $1,304,307      $(1,609,887)     $3,179,266
                                ==========      ==========      ==========      ===========      ==========

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Income
For the thirteen weeks ended October 30, 1999
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Sales...................................           $     --      $1,763,310    $  630,501     $2,393,811
Cost of goods sold and occupancy costs..                224       1,328,565       470,775      1,799,564
                                                   --------      ----------    ----------     ----------
Gross profit............................               (224)        434,745       159,726        594,247
Operating and other expenses............               (563)        320,342       122,773        442,552
                                                   --------      ----------    ----------     ----------
Income before income taxes..............                339         114,403        36,953        151,695
Provision/(Benefit) for income taxes....             30,837          12,975        15,349         59,161
                                                   --------      ----------    ----------     ----------
Net income..............................           $(30,498)     $  101,428    $   21,604     $   92,534
                                                   ========      ==========    ==========     ==========


Condensed Consolidated Statement of Income
For the thirteen weeks ended October 31, 1998
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Sales...................................           $     --      $1,440,647    $  459,123     $1,899,770
Cost of goods sold and occupancy costs..                389       1,085,063       346,144      1,431,596
                                                   --------      ----------    ----------     ----------
Gross profit............................               (389)        355,584       112,979        468,174
Operating and other expenses............              6,256         275,559        72,002        353,817
                                                   --------      ----------    ----------     ----------
Income before income taxes..............             (6,645)         80,025        40,977        114,357
Provision/(Benefit) for income taxes....            (16,304)         45,820        15,655         45,171
Minority interest.......................                 --              --            --             --
                                                   --------      ----------    ----------     ----------
Net income..............................           $  9,659      $   34,205    $   25,322     $   69,186
                                                   ========      ==========    ==========     ==========


Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 30, 1999
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Sales...................................           $     --      $4,705,348    $1,600,639     $6,305,987
Cost of goods sold and occupancy costs..                566       3,567,153     1,194,709      4,762,428
                                                   --------      ----------    ----------     ----------
Gross profit............................               (566)      1,138,195       405,930      1,543,559
Operating and other expenses............             15,803         896,983       310,130      1,222,916
                                                   --------      ----------    ----------     ----------
Income before income taxes..............            (16,369)        241,212        95,800        320,643
Provision/(Benefit) for income taxes....             24,655          64,985        35,411        125,051
                                                   --------      ----------    ----------     ----------
Net income..............................           $(41,024)     $  176,227    $   60,389     $  195,592
                                                   ========      ==========    ==========     ==========


Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 31, 1998
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Sales...................................           $     --      $3,823,734    $1,222,352     $5,046,086
Cost of goods sold and occupancy costs..              1,314       2,916,166       931,727      3,849,207
                                                   --------      ----------    ----------     ----------
Gross profit............................             (1,314)        907,568       290,625      1,196,879
Operating and other expenses............             59,000         750,538       198,864      1,008,402
                                                   --------      ----------    ----------     ----------
Income before income taxes..............            (60,314)        157,030        91,761        188,477
Provision/(Benefit) for income taxes....            (22,781)         71,646        25,637         74,502
Minority interest.......................                 --              --           135            135
                                                   --------      ----------    ----------     ----------
Net income..............................           $(37,533)     $   85,384    $   66,259     $  114,110
                                                   ========      ==========    ==========     ==========

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 30, 1999
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Net cash provided by/(used in)
  operating activities.......................      $(238,461)     $151,531       $246,595      $159,665
Investing Activities:
  Acquisition of property,
    equipment and lease rights...............        (21,284)     (144,401)       (85,559)     (251,244)
  Other......................................        (22,880           935       (225,396)     (247,341)
                                                   ---------      --------       --------      --------
Cash used in by investing
activities...................................        (44,164)     (143,466)      (310,955)     (498,585)
Financing Activities:
  Payments on borrowings.....................       (434,184)           --        (35,980)     (470,164)
  Other......................................        515,736            --         25,510       541,246
                                                   ---------      --------       --------      --------
Cash provided by/(used in)
  financing activities.......................         81,552            --        (10,470)       71,082
Effect of exchange rate changes on cash......             --            --              9             9
                                                   ---------      --------       --------      --------
Net (decrease)/increase in cash..............       (201,073)        8,065        (74,821)     (267,829)
Cash and cash equivalents at
  beginning of period........................        219,426        16,348        122,219       357,993
                                                   ---------      --------       --------      --------
Cash and cash equivalents at end
  of period..................................      $  18,353      $ 24,413       $ 47,398      $ 90,164
                                                   =========      ========       ========      ========

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 31, 1998
($ in 000's)
                                                 Staples, Inc.   Guarantor    Non-Guarantor
                                                  (Parent Co.)  Subsidiaries   Subsidiaries  Consolidated
                                                 -------------  ------------  -------------  ------------
Net cash (used in)/provided by
  Operating activities.......................      $ (83,348)     $134,770       $ 86,447      $137,869
Investing Activities:
  Acquisition of property,
    equipment and lease rights...............        (44,748)     (225,317)       (21,780)     (291,845)
  Other......................................        (54,448)       94,946        (16,597)       23,901
                                                   ---------      --------       --------      --------
Cash used in investing
Activities...................................        (99,196)     (130,371)       (38,377)     (267,944)

Financing Activities:
  Payments on borrowings.....................        (26,916)           --        (26,682)      (53,598)
  Other......................................         39,223            --        (43,117)       (8,808)
                                                   ---------      --------       --------      --------
Cash provided by/(used in) financing activities       12,307            --        (69,799)      (57,492)
Effect of exchange rate changes on cash......             --            --            124           124
                                                   ---------      --------       --------      --------
Net (decrease)/increase in cash..............       (170,237)        4,399        (21,605)     (187,443)
Cash and cash equivalents at
  beginning of period........................        189,252         8,253        183,583       381,088
                                                   ---------      --------       --------      --------
Cash and cash equivalents at end
  of period..................................      $  19,015      $ 12,652       $161,978      $193,645
                                                   =========      ========       ========      ========

NOTE 6 - INVESTMENTS

Investments consist of stock purchased in internet-related companies. These investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company.

                         STAPLES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On October 7, 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $117,600,000. The acquisitions have been accounted for using the purchase method of accounting and accordingly Staples has recognized goodwill of approximately $82,000,000, including a provision for merger related and integration costs of approximately $15,000,000. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal.

NOTE 8 - EQUITY FORWARD PURCHASE AGREEMENT

During the quarter ended July 31, 1999, Staples entered into an equity forward purchase to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples may purchase 2,600,000 shares of Staples stock at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

NOTE 9 - SUBSEQUENT EVENTS

On November 9, 1999, at a special stockholder meeting, the stockholders of Staples, Inc. approved the Tracking Stock Proposal and the Stock Plan Proposals as described in the Proxy Statement dated October 12, 1999.

On November 15, 1999, Staples issued notes in the aggregate principal amount of 150,000,000 Euros. The notes bear interest at a rate of 5.875 per cent per annum and are due on November 15, 2004.

Also on November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 Euros in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.1475%. Staples has designated its 150,000,000 Euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

                         STAPLES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES. Our sales increased 26.0% to $2,393,811,000 in the quarter ended October 30, 1999 from $1,899,770,000 in the quarter ended October 31, 1998 and increased 25.0% to $6,305,987,000 for the nine months ended October 30, 1999 compared to $5,046,086,000 for the nine months ended October 31, 1998. This growth was attributable to an increased number of open stores and increased sales in existing stores and in the delivery and contract stationer segments. Comparable store and delivery hub sales for both the quarter and nine months ended October 30, 1999 increased 9% over the same periods ended October 31, 1998. Comparable sales in the contract stationer segment, including Quill, increased 13% and 12% for the three and nine months ended October 30, 1999, respectively, as compared to the three and nine months ended October 31, 1998. The Company had 1,107 stores open as of October 30, 1999 compared to 878 stores as of October 31, 1998 and 913 stores as of January 30, 1999; this total includes 56 stores opened and 42 stores acquired during the quarter ended October 30, 1999.

GROSS PROFIT. Our gross profit as a percentage of sales was 24.8% and 24.5% for the three and nine months ended October 30, 1999 as compared to 24.6% and 23.7% for the same periods in the prior year. The gross profit rate was increased by continually improving margins in the retail and delivery segments due to lower product costs from vendors and improved worldwide buying as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. Furthermore, the addition of Staples Communications, which has higher gross profit margins than Staples' traditional business units, contributed to the increase in gross profit over the prior year. These increases were partially offset by continued price reductions and decreased margins on computer hardware sales such as CPUs, laptops and printers.

OPERATING AND SELLING EXPENSES. Our operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the three and nine months ended October 30, 1999 to 14.2% and 14.7%, as compared to 13.9% and 14.3% for the same periods in the prior year. The increase was primarily due to increased costs of investing in our selling operations, primarily retail and call center personnel, increased marketing costs in our delivery operations and Staples.com and the addition of Staples Communications. Staples Communications has higher operating and selling expenses as a percentage of sales than Staples' traditional business units. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

PRE-OPENING EXPENSES. Our pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $82,000 and $92,000 per store for the three and nine months ended October 30, 1999, as compared to $85,000 and $83,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses as a percentage of sales were 3.7% and 4.2% for the three and nine months ended October 30, 1999, respectively, as compared to 4.2% and 4.3% for the same periods in the prior year. The decrease was primarily due to decreased Year 2000 compliance and other information systems ("IS") costs, synergies realized from the Quill integration as well as Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business. These decreases were partially offset by costs incurred for new businesses, including Staples Communications and Staples.com, which have higher general and administrative expenses as a percentage of sales than Staples' traditional business units.

AMORTIZATION OF GOODWILL. Amortization of goodwill for the three and nine months ended October 30, 1999 was $3,060,000 and $8,318,000 as compared to $901,000 and
$2,752,000 for the same periods in the prior year. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999.

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, we recorded a charge to operating expense of $41,000,000 during the nine months ended October 31, 1998. These costs consist of direct merger-related and integration costs from the transaction.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended October 30, 1999 was $5,162,000 and $10,554,000, respectively, as compared to $4,372,000 and $14,960,000 for the same periods in the prior year. The interest expense relates primarily to existing borrowings. The increase in net interest expense during the three months ended October 30, 1999 was primarily due to interest expense related to increased borrowings on lines of credit partially offset by the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998. The decrease in the net interest expense during the nine months ended October 30, 1999 was primarily due to the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

INCOME TAXES. Our provision for income taxes as a percentage of pre-tax income was 39% for both the three and nine months ended October 30, 1999 and 39.5% for the same periods ended October 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.5% for the nine months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund our expansion and acquisition activities. Staples has also utilized our revolving credit facility to support various growth initiatives.

Staples opened 152 stores and 139 stores during the nine months ended October 30, 1999 and October 31, 1998, respectively. Forty-two stores were added through acquisitions during the nine months ended October 30, 1999. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that we carry our own receivables from these sales. As we expand our contract and direct mail businesses worldwide, we anticipate that our accounts receivable portfolio will grow. Receivables from our vendors under rebate, cooperative advertising and marketing programs are a significant percentage of our total receivables and tend to fluctuate somewhat seasonally. Staples also utilized capital equipment financings to fund current working capital requirements. Staples expects to open approximately 18 stores during the last quarter of fiscal 1999. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $27,000,000 for store openings during this period.

In December 1998, Staples committed to a plan to close and relocate stores, which cannot be expanded and upgraded, to our current store model. Staples expects to complete the lease agreements for the relocation sites during fiscal year 1999 and the stores will be closed and relocated during fiscal years 1999 and 2000.

During the nine months ended October 30, 1999, cash and cash equivalents decreased by $267,829,000. This decrease was primarily attributable to cash used in investing activities of $498,585,000, including cash used in the acquisition of businesses of $241,940,000 and the acquisition of property and equipment of $251,114,000, primarily for the 152 new stores opened. This decrease was partially offset by cash provided by operating activities of $159,665,000. Cash provided by operating activities was comprised primarily of net income and an increase in accounts payable, accrued expenses and other current liabilities of $160,175,000, which was partially

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

offset by an increase in merchandise inventories of $150,260,000 and an increase in accounts receivables of $184,997,000. Cash provided by financing activities of $71,082,000 includes $275,337,000 of net borrowings and $30,191,000 of proceeds from sales of capital stock for the exercise of stock options and the employee stock purchase plan offset by treasury stock purchases of $234,446,000.

During the quarter ended May 1, 1999, Staples began a stock repurchase program of Staples Stock intended to provide shares for employee stock programs. The Board has authorized up to $400,000,000 to be used in fiscal 1999 for these repurchases. During the nine months ended October 30, 1999, we repurchased 9,471,000 shares for approximately $225,161,000 under this program and 309,000 shares for approximately $9,284,000 from employees upon exercise of PARS. In addition, on July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of our common stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

During the nine months ended October 30, 1999, we made investments of approximately $23,756,000 in internet related companies. These investments are accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. As of October 30, 1999, Staples has recognized an unrealized gain on these investments of $1,909,000. Staples also plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects to meet these cash requirements through a combination of operating cash flow and borrowings from our existing revolving lines of credit.

On August 12, 1997, Staples issued $200,000,000 of 7.125% senior notes with interest payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the senior notes were used for repayment of indebtedness under the revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Staples also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets.

As of October 30, 1999, $290,000,000 of borrowings was outstanding under the revolving credit agreement. Staples also has available $110,000,000 in other uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of October 30, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $19,675,000 at October 30, 1999 and Business Depot has a $17,000,000 line of credit which had no outstanding balance at October 30, 1999. Total short-term investments and available revolving credit amounts totaled $338,021,000 as of October 30, 1999.

In a subsequent event, on November 15, 1999, Staples issued notes in the aggregate principal amount of 150,000,000 Euro. The notes bear interest at a rate of 5.875 per cent per annum and are due on November 15, 2004.

Staples expects that income from operations, together with our current short-term investments, funds available under our revolving credit facility and the funds received through the issuance of the Euro Bond will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next 12

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

to 18 months. Staples continually evaluates financing possibilities, and we may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

INFLATION AND SEASONALITY

While neither inflation nor deflation has had, and we do not expect either to have, a material impact upon operating results, there can be no assurance that inflation or deflation will not affect our business in the future. Staples believes that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that they actually will achieve these plans, intentions or expectations disclosed in the forward looking statements made. Staples has included important factors in the cautionary statements below that Staples believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statement contained herein.

Staples' market is highly competitive and Staples may not continue to compete successfully. Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may force us to charge lower prices than we otherwise would, and may adversely affect Staples' business and financial performance in other ways.

Staples may be unable to continue to successfully open new stores. An important part of Staples' business plan is to aggressively increase our number of stores. Staples opened 174 stores in the United States, Canada and Europe in fiscal 1998 and plans to open approximately 170 new stores in fiscal 1999. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where Staples already has a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Staples' quarterly operating results are subject to significant fluctuation. Staples' operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Staples' earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:
   - the number of new store openings, primarily because Staples expenses pre-opening expenses as they are incurred and newer stores are less profitable than mature stores;
   - the extent to which sales in new stores result in the loss of sales in existing stores;
   -   the mix of products sold;
   -   pricing actions of competitors;
   -   the level of advertising and promotional expenses;
   - seasonality, primarily because the sales and profitability of Staples' stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters; and
   -   charges associated with acquisitions.

Most of Staples' operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, Staples may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on our net income for the quarter.

The market price of Staples common stock is based in large part on professional securities analysts' expectations that Staples business will continue to grow and achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning Staples growth potential and future financial performance. If the securities analysts that regularly follow Staples common stock lower their rating of the common stock or lower their projections for future growth and financial performance, the market price of Staples common stock is likely to drop significantly. In addition, in those circumstances, the decrease in Staples common stock price would probably be disproportionate to the shortfall in financial performance.

Staples' rapid growth may continue to strain operations, which could adversely affect the business and financial results. Staples' business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If Staples is not successful in upgrading the operational and financial systems, expanding the management team and increasing and effectively managing the employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect Staples' business and financial performance.

Staples' international operations may not become profitable. Staples currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable. Staples may seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by our US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

Staples may be unable to obtain adequate future financing. It is possible that Staples will require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, or at all, whether in the next 12 to 18 months or thereafter.

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE

Staples has completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples has used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation have been or will be replaced or modified and tested for compliance. Remediation of the most critical Information Technology (IT) related systems and applications was completed on schedule during the first quarter of 1999, and anticipated individual application testing was completed during the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of the less critical IT systems was also completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and full "end to end" testing of our most critical systems was completed during the third quarter of 1999, with the exception of "end to end" testing of leap year dating which is expected to be completed in the fourth quarter.

Staples has also finished the assessment of non-IT-related systems and applications. The non-IT related systems and applications include but are not limited to telephone systems, store security systems and electrical systems. The remediation of these systems was completed during the first quarter of 1999, with testing being completed in the third quarter of 1999. Assessment regarding the status of third parties' Year 2000 compliance continues and may carry into early 2000. Staples is also working with third parties, primarily major vendors but also customers, to ensure that they will be Year 2000 compliant as Staples' schedule requires. The majority of vendors, but not all vendors have assured us that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance.

Staples has completed an enterprise wide inventory review and has completed a comprehensive risk assessment relative to vendor provided products, devices and/or services. Due diligence and monitoring with respect to vendors with the greatest impact on Staples is scheduled to be performed on a continuous basis throughout 1999.

Staples has estimated that the total cost of Year 2000 compliance will be between $25 and $30 million, $26 million of which had been spent as of October 30, 1999. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in the 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

Staples has completed a "what steps to follow" contingency plan in the event that an area of operations is impacted by the Year 2000 issue. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in the systems or at a critical third party. We are developing these procedures for all Staples' sites and listing those to contact in the event a "Year 2000 suspected" issue is encountered. Although Staples expects to achieve Year 2000 compliance as scheduled, there are potential risks if Staples does not become, or is late in becoming, Year 2000 compliant. Such risks include impairing the ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. Staples has yet to analyze the effect that an instance of critical non-compliance by us or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against Staples in the event of non-compliance or the non-compliance of the products and services which Staples sells. The costs of defending and settling such claims could have a material impact on Staples' financial statements. Each Staples point of customer contact (stores, call centers and customer service) has access to a "Year 2000 Preparedness Guide" for its customers so Staples can be proactive in assisting them with vendor contacts to answer their Year 2000 questions.

                         STAPLES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

The information presented above is based on management's estimates, which were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the estimated date of Year 2000 compliance. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosures Act (P.L. 105-271).

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

Staples has evaluated the potential impact of the conversion to the euro on its business, including the ability of the information systems to handle euro-denominated transactions, the impact on exchange costs and currency exchange rate risks. Based on the results of this evaluation, Staples does not expect the conversion to the euro to have a material impact on its operations or financial position.

                         STAPLES, INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples initiated a risk management control process to monitor the foreign exchange and interest rate risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of our size and our business.

On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with our $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30-day US non-financial commercial paper rates. The interest rate swap is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

On July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples may purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement.

On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 Euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.1475%. Staples has designated its 150,000,000 Euro notes and its interest rate swap agreement to be an integrated transactions. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands and Portugal. Staples has not entered into any derivative financial instruments to hedge this exposure, and Staples believes that the potential exposure is not material to our overall financial position or our results of operations.

This risk management discussion and discussion of the effects of changes in interest rates and foreign exchange rates, are forward-looking statements. Actual future results may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses.

                           STAPLES RETAIL AND DELIVERY
                             COMBINED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                      OCTOBER 30,
                                                         1999        JANUARY 30,
                                                      (UNAUDITED)       1999
                                                      ----------     ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................  $   90,164     $  357,993
  Short-term investments............................       1,211         17,428
  Merchandise inventories...........................   1,534,439      1,340,432
  Receivables, net..................................     433,123        221,836
  Inter-business receivable from Staples.com........       4,281             --
  Deferred income taxes.............................      47,374         75,261
  Prepaid expenses and other current assets.........      67,192         50,117
                                                      ----------     ----------
    TOTAL CURRENT ASSETS............................   2,177,784      2,063,067

PROPERTY AND EQUIPMENT:
  Land and buildings................................     309,326        231,378
  Leasehold improvements............................     427,329        372,451
  Equipment.........................................     491,096        399,153
  Furniture and fixtures............................     288,219        239,755
                                                      ----------     ----------
    TOTAL PROPERTY AND EQUIPMENT....................   1,515,970      1,242,737
  Less accumulated depreciation and amortization....     491,591        403,462
                                                      ----------     ----------
    NET PROPERTY AND EQUIPMENT......................   1,024,379        839,275

OTHER ASSETS:
  Retained interest in Staples.com..................      26,497          1,962
  Lease acquisition costs, net of amortization......      70,613         75,127
  Goodwill, net of amortization.....................     378,093        148,201
  Deferred income taxes.............................      31,335         28,735
  Other.............................................      25,265         22,814
                                                      ----------     ----------
    TOTAL OTHER ASSETS..............................     531,803        276,839
                                                      ----------     ----------
                                                      $3,733,966     $3,179,181
                                                      ==========     ==========

LIABILITIES AND GROUP EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................  $  935,855     $  794,427
  Accrued expenses and other current liabilities....     537,114        438,226
  Debt maturing within one year.....................      21,832         32,594
                                                      ----------     ----------
    TOTAL CURRENT LIABILITIES.......................   1,494,801      1,265,247

LONG-TERM DEBT .....................................     492,910        205,015
OTHER LONG-TERM OBLIGATIONS.........................      58,515         52,033
GROUP EQUITY........................................   1,687,740      1,656,886
                                                      ----------     ----------
                                                      $3,733,966     $3,179,181
                                                      ==========     ==========

See notes to combined interim financial statements.

                           STAPLES RETAIL AND DELIVERY
                          COMBINED STATEMENTS OF INCOME
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         (UNAUDITED)                  (UNAUDITED)
                                                                       13 WEEKS ENDED               39 WEEKS ENDED
                                                                 --------------------------    --------------------------
                                                                 OCTOBER 30,    OCTOBER 31,    OCTOBER 30,    OCTOBER 31,
                                                                    1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------

Sales.......................................................     $2,369,832     $1,895,724     $6,254,706     $5,036,982
Cost of goods sold and occupancy costs......................      1,781,090      1,428,627      4,722,957      3,842,532
                                                                 ----------     ----------     ----------     ----------
    GROSS PROFIT............................................        588,742        467,097      1,531,749      1,194,450

OPERATING AND OTHER EXPENSES:
  Operating and selling.....................................        333,879        264,129        912,850        718,899
  Pre-opening...............................................          4,570          4,011         13,977         11,595
  General and administrative................................         85,777         79,173        254,784        216,456
  Amortization of goodwill..................................          3,060            901          8,318          2,752
  Merger-related and integration costs......................             --             --             --         41,000
  Interest and other expense, net...........................          5,098          4,363         10,439         14,951
                                                                 ----------     ----------     ----------     ----------
    TOTAL OPERATING AND OTHER EXPENSES......................        432,384        352,577      1,200,368      1,005,653
                                                                 ----------     ----------     ----------     ----------

    INCOME BEFORE EQUITY IN LOSS OF AFFILIATES,
      RETAINED INTEREST AND INCOME TAXES....................        156,358        114,520        331,381        188,797

  Loss related to the retained interest in Staples.com......         (2,844)           (99)        (6,550)          (203)
                                                                 ----------     ----------     ----------     ----------

   INCOME BEFORE INCOME TAXES ..............................        153,514        114,421        324,831        188,594
Income tax expense..........................................         60,980         45,235        129,239         74,619
                                                                 ----------     ----------     ----------     ----------
    NET INCOME BEFORE MINORITY INTEREST.....................         92,534         69,186        195,592        113,975
  Minority interest.........................................             --             --             --            135
                                                                 ----------     ----------     ----------     ----------
    NET INCOME..............................................     $   92,534     $   69,186     $  195,592     $  114,110
                                                                 ==========     ==========     ==========     ==========

PRO FORMA:
   Historical net income ...................................                                                  $  114,110
   Provision for income taxes on
         previously untaxed earnings of
         pooled S-Corporation income........................                                                       1,814
                                                                                                              ----------
    PRO FORMA NET INCOME....................................                                                  $  112,296
                                                                                                              ==========




See notes to combined interim financial statements.

                           STAPLES RETAIL AND DELIVERY
                        COMBINED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                              (UNAUDITED)
                                                             39 WEEKS ENDED
                                                        ------------------------
                                                        OCTOBER 30,  OCTOBER 31,
                                                           1999         1998
                                                         --------     --------
Operating Activities:
  Net income ..........................................  $195,592     $114,110
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Minority interest...................................        --         (135)
   Retained interest in loss of Staples.com............     6,550          203
   Depreciation and amortization.......................   125,633       89,682
   Merger-related and integration costs................        --       41,000
   Expense from 401K and PARS stock contribution.......    13,633        6,351
   Deferred income tax benefit.........................    24,630      (23,388)
   Change in assets and liabilities, net of companies
    acquired using purchase
   accounting:
   Increase in merchandise inventories ................  (150,260)    (177,353)
   Increase in receivables ............................  (184,997)     (74,394)
   (Increase)/Decrease in prepaid expenses and other
    assets.............................................   (31,307)       5,351
   Increase in accounts payable, accrued
      expenses and other current liabilities...........   158,581      150,227
   Increase in other long-term obligations.............     5,146        7,267
                                                         --------     --------
                                                          (32,391)      24,811
                                                         --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES............   163,201      138,921

INVESTING ACTIVITIES:
  Acquisition of property and equipment................  (244,949)    (253,428)
  Acquisition of businesses, net of cash acquired......  (241,940)          --
  Proceeds from sales and maturities of short-term
   investments.........................................    32,836       11,356
  Purchase of short-term investments...................   (16,651)      (6,899)
  Proceeds from sales and maturities of long-term
   investments.........................................        --       18,995
  Purchase of long-term investments....................        --       (2,545)
  Capital contributions to Staples.com.................   (29,921)        (712)
  Inter-business revolver advances to Staples.com......    (3,536)      (1,052)
  Acquisition of lease rights..........................      (130)     (37,705)
  Other ...............................................     2,170        2,994
                                                         --------     --------
  NET CASH USED IN INVESTING ACTIVITIES................  (502,121)    (268,996)

FINANCING ACTIVITIES:
  Proceeds from sale of capital stock..................    30,191       41,997
  Proceeds from borrowings.............................   745,501       26,171
  Payments on borrowings...............................  (470,164)     (53,598)
  Purchase of dissenting shareholder S-Corporation
   stock...............................................        --      (48,101)
  Purchase of treasury stock...........................  (234,446)      (8,057)
  Dividends to shareholders of acquired S-Corp.........        --      (15,904)
                                                         --------     --------
  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES..    71,082      (57,492)

  Effect of exchange rate changes on cash..............         9          124

NET DECREASE IN CASH AND CASH EQUIVALENTS..............  (267,829)    (187,443)
Cash and cash equivalents at beginning of period.......   357,993      381,088
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............  $ 90,164     $193,645
                                                         ========     ========

See notes to combined interim financial statements.

                           STAPLES RETAIL AND DELIVERY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1  -  BASIS OF PRESENTATION

The stockholders of Staples approved a proposal (the "Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, to be designated as Staples.com common stock ("Staples.com Stock"), intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of authorized shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples existing common stock as Staples Stock, intended to reflect the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's other businesses and a retained interest in Staples.com.

The accompanying interim unaudited combined financial statements include the accounts of Staples RD. All intercompany accounts and transactions are eliminated in consolidation. In order to prepare separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com. These financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples. Staples RD's financial statements reflect the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board"). Staples RD's financial statements include the financial position, results of operations and cash flows of Staples RD and the effects of a 100 percent retained interest in Staples.com on the statements of income, balance sheets and cash flows. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited combined financial statements and footnotes of Staples RD included in the Company's Proxy Statement dated October 12, 1999.

Financial impacts which occur that affect Staples' consolidated results of operations or financial position could affect the results of operations or financial condition of Staples RD or the market price of Staples Stock. In addition, the net losses of Staples.com, and any dividends or distributions on, or repurchases of Staples.com Stock, will reduce the assets of Staples legally available for dividends on shares of Staples Stock. Accordingly, these financial statements should be read in conjunction with the financial information for Staples.com and financial information for Staples.

NOTE 2 - COMPREHENSIVE INCOME

Staples RD calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Staples RD's net income or stockholders' equity. SFAS 130 requires Staples RD to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, which are included in group equity, in the notes to the financial statements for interim periods. During the three and nine months ended October 30, 1999, total comprehensive income amounted to approximately $96,684,000 and $198,604,000, respectively, compared to $68,315,000 and $109,708,000, for the corresponding periods ended October 31, 1998.

                           STAPLES RETAIL AND DELIVERY
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

Staples RD has three reportable segments: North America Retail, North America Delivery Operations, and European Operations. Staples RD's North America Retail segment consists of two operating units that operate stores throughout the US and Canada. Staples RD's North America Delivery Operations segment consists of five operating units that sell office products and supplies directly to businesses throughout the US and Canada. The European Operations segment consists of six operating units that operate office supply stores and sell office products and supplies directly to businesses throughout the United Kingdom, Germany, the Netherlands and Portugal.

Measurement of Segment Profit or Loss and Segment Assets

Staples RD evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on Staples RD's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples RD's cost, therefore, there is no intercompany profit or loss recognized on these transactions.

Factors Management Used to Identify the Enterprise's Reportable Segments

Staples RD's reportable segments are business units that distribute office products and supplies in different manners. The reportable segments are each managed separately because they distribute products to different classes of customers with different distribution methods. The European Operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

The following is a summary of significant accounts and balances by reportable segment for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998:

Thirteen weeks ended October 30, 1999:

                                   N. America   N. America Delivery  European
                                     Retail         Operations       Operations      All Other(1)      Totals
                                   ----------       ----------       ----------      ------------     ----------
Revenues from external
customers...................       $1,627,065        $617,389         $125,378        $     --        $2,369,832
Depreciation and
amortization expense........       $   31,697        $  9,114         $  3,412        $     --        $   44,223
Segment profit (loss).......       $  154,496        $ 63,651         $ (9,557)       $(53,232)       $  156,358
Segment assets..............       $3,158,055        $690,284         $299,035        $     --        $4,147,374
Expenditures for long-lived
assets......................       $  210,349        $186,700         $119,891        $     --        $  516,940

Thirteen weeks ended October 31, 1998:

                                   N. America   N. America Delivery  European
                                     Retail         Operations       Operations      All Other(1)      Totals
                                   ----------       ----------       ----------      ------------     ----------
Revenues from external
customers...................       $1,313,216        $492,676         $ 89,832        $     --        $1,895,724
Depreciation and
amortization expense........       $   23,811        $  5,079         $  2,144        $     --        $   31,034
Segment profit (loss).......       $  121,515        $ 46,394         $ (2,152)       $(51,237)       $  114,520
Expenditures for long-lived
 assets                            $  252,858        $ 26,202         $ 12,785        $     --        $  291,845
Segment assets, at January
 30, 1999                          $2,866,114        $448,367         $162,693        $     --        $3,497,174

                           STAPLES RETAIL AND DELIVERY
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

Thirty-nine weeks ended October 30, 1999:

                                              N. America   N. America Delivery   European
                                                Retail         Operations       Operations      All Other(1)      Totals
                                              ----------   -------------------   ---------      ------------      ------
Revenues from external
customers ...............................     $4,218,054       $1,744,384       $  292,268      $       --      $6,254,706
Depreciation and
amortization expense ....................     $   92,200       $   24,785       $    8,648      $       --      $  125,633
Segment profit (loss) ...................     $  361,035       $  151,965       $  (28,912)     $ (152,707)     $  331,381

Thirty-nine weeks ended October 31, 1998:

                                       N. America    N. America Delivery        European
                                         Retail          Operations            Operations        All Other(1)          Totals
                                       ----------    -------------------       ----------        ------------          ------
Revenues from external
customers .....................        $3,401,693        $1,393,776            $  241,513         $       --         $5,036,982
Merger and integration
costs .........................        $       --        $   41,000            $       --         $       --         $   41,000
Depreciation and
amortization expense ..........        $   68,667        $   15,085            $    5,930         $       --         $   89,682
Segment profit (loss)..........        $  267,294        $   67,019            $  (12,783)        $ (132,733)        $  188,797

(1)  All other is composed of corporate general and administrative expenses.


Asset Reconciliation:                                                               October 30,            January 30,
                                                                                       1999                   1999
                                                                                    -----------            -----------
Total assets for reportable segments............................................    $4,147,374             $3,497,174
Elimination of intercompany receivables.........................................      (120,677)               (89,664)
Elimination of intercompany investments.........................................      (292,731)              (228,329)
                                                                                    ----------             ----------
              Total consolidated assets.........................................    $3,733,966             $3,179,266
                                                                                    ==========             ==========

Geographic Information:

                                                                            REVENUES FROM EXTERNAL CUSTOMERS ($ IN 000'S)
                                                         ---------------------------------------------------------------------------
                                                                    13 WEEKS ENDED                        39 WEEKS ENDED
                                                         --------------------------------------------- -----------------------------
                                                            OCTOBER 30, 1999  OCTOBER 31, 1998  OCTOBER 30, 1999   OCTOBER 31, 1998
                                                            ----------------  ----------------  ----------------   ----------------

N. America .............................................        $2,244,454        $1,805,892        $5,962,438        $4,795,469
European ...............................................           125,378            89,832           292,268           241,513
                                                                ----------        ----------        ----------        ----------
Totals .................................................        $2,369,832        $1,895,724        $6,254,706        $5,036,982
                                                                ==========        ==========        ==========        ==========

                                                                                       Long-lived Assets ($ in 000's)
                                                                                 ----------------------------------------
                                                                                    OCTOBER 30, 1999   JANUARY 30, 1999

N. America......................................................................        $1,410,346        $1,028,652
European .......................................................................            89,236            35,913
                                                                                        ----------        ----------
Totals .........................................................................        $1,499,582        $1,064,565
                                                                                        ==========        ==========

NOTE 4 - ACQUISITIONS

On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,900,000. The acquisition has been accounted for using the purchase method of accounting and accordingly Staples RD has recognized goodwill of approximately $158,400,000, including a provision for merger related and integration costs of approximately $7,000,000. Staples Communications is a full-service supplier of telecommunications services to small and medium sized businesses in the United States.

                           STAPLES RETAIL AND DELIVERY
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ACQUISITIONS (CONTINUED)

On October 7, 1999, Staples completed the acquisition of European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $117,600,000. The acquisitions have been accounted for using the purchase method of accounting and accordingly Staples RD has recognized goodwill of approximately $82,000,000, including a provision for merger related and integration costs of approximately $15,000,000. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal.

NOTE 5 - EQUITY FORWARD PURCHASE AGREEMENT

On July 1, 1999, Staples entered into an equity forward purchase to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples may purchase 2,600,000 shares of Staples Stock at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

NOTE 6 - SUBSEQUENT EVENTS

On November 9, 1999, at a special stockholder meeting, the stockholders of Staples, Inc. approved the Tracking Stock Proposal and the Stock Plan Proposals as described in the Proxy Statement dated October 12, 1999.

On November 15, 1999, Staples issued notes in the aggregate principal amount of 150,000,000 Euro. The notes bear interest at a rate of 5.875 per cent per annum and are due on November 15, 2004.

Also on November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 Euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.1475%. Staples has designated its 150,000,000 Euro notes and its interest rate swap agreement to be an integrated transactions. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

                           STAPLES RETAIL AND DELIVERY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion along with the Staples.com Combined Financial Statements included in this Form 10-Q for the period ended October 30, 1999. Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. The combined financial statements of Staples RD include the balance sheets, statements of operations, cash flows and group equity of Staples' retail stores, catalog businesses and contract stationer businesses. The Staples RD combined financial statements also include its retained interest in Staples.com, which was 100 percent during the three and nine months ended October 31, 1998 and October 30, 1999.

Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other businesses and the market price of the stock relating to the other businesses. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, the Staples RD combined financial statements should be read in conjunction with the Company's audited consolidated financial information and Annual Report on Form 10-K, and the combined financial information of Staples RD and Staples.com contained in the Company's Proxy Statement dated October 12, 1999.

RESULTS OF OPERATIONS

SALES. Sales increased 25.0% to $2,369,832,000 in the quarter ended October 30, 1999 from $1,895,724,000 in the quarter ended October 31, 1998 and increased 24.2% to $6,254,706,000 for the nine months ended October 30, 1999 compared to $5,036,982,000 for the nine months ended October 31, 1998. This growth was attributable to an increased number of open stores and increased sales in existing stores and in the delivery and contract stationer segments. The Company had 1,107 stores open as of October 30, 1999 compared to 878 stores as of October 31, 1998 and 913 stores as of January 30, 1999; this total includes 56 stores opened and 42 stores acquired during the quarter ended October 30, 1999.

GROSS PROFIT. Gross profit as a percentage of sales was 24.8% and 24.5% for the three and nine months ended October 30, 1999, as compared to 24.6% and 23.7% for the same periods in the prior year. The gross profit rate was increased by continually improving margins in the retail and delivery segments due to lower product costs from vendors and improved worldwide buying as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. Furthermore, the addition of Staples Communications, which has higher gross profit margins than Staples' traditional business units, contributed to the increase in gross profit over the prior year. These increases were partially offset by continued price reductions and decreased margins on computer hardware sales such as CPUs, laptops and printers.

OPERATING AND SELLING EXPENSES. Operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the three and nine months ended October 30, 1999 to 14.1% and 14.6%, as compared to 13.9% and 14.3% for the same periods in the prior year. The increase was primarily due to increased costs of investing in our selling operations, primarily retail and call center personnel, increased marketing costs in our delivery operations and the addition of Staples Communications. Staples Communications has higher operating and selling expenses as a percentage of sales than Staples RD's other units. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

PRE-OPENING EXPENSES. Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

depending on the timing and number of new store openings. Pre-opening expenses averaged $82,000 and $92,000 per store for the three and nine months ended October 30, 1999, as compared to $85,000 and $83,000 per store for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales were 3.6% and 4.1% for the three and nine months ended October 30, 1999, respectively, as compared to 4.2% and 4.3% for the same periods in the prior year. The decrease was primarily due to decreased Year 2000 compliance and other information systems ("IS") costs, synergies realized from the Quill integration as well as Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business. These decreases were partially offset by the addition of Staples Communications, which has higher general and administrative expenses as a percentage of sales than Staples RD's other units.

AMORTIZATION OF GOODWILL. Amortization of goodwill for the three and nine months ended October 30, 1999 was $3,060,000 and $8,318,000 as compared to $901,000 and
$2,752,000 for the same periods in the prior year. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999.

MERGER-RELATED AND INTEGRATION COSTS. In connection with the acquisition of Quill, we recorded a charge to operating expense of $41,000,000 during the nine months ended October 31, 1998. These costs consist of direct merger-related and integration costs from the transaction.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended October 30, 1999 was $5,098,000 and $10,439,000, respectively, as compared to $4,363,000 and $14,951,000 for the same periods in the prior year. The interest expense relates primarily to existing borrowings. The increase in net interest expense during the three months ended October 30, 1999 was primarily due to interest expense related to increased borrowings on lines of credit which was partially offset by the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998. The decrease in the net interest expense during the nine months ended October 30, 1999 was primarily due to the conversion of Staples' $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 39% for both the three and nine months ended October 30, 1999 and 39.5% for the same periods ended October 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples RD's effective tax rate would have been 40.5% for the nine months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Staples currently attributes each incurrence or issuance of external debt, and the proceeds thereof, to Staples RD and will continue to do so in the future unless the Board determines otherwise. Whenever Staples.com holds cash, Staples.com will normally, but will not be obligated to, transfer that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD will normally, but not be obligated to, fund that cash need. The Board will determine, in its sole discretion, whether either business will provide any particular funds on any particular occasion to the other business, but will not be obligated to cause such cash transfers.

All cash transfers from one business to or for the account of the other business (other than transfers in return of assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), are accounted for as inter-business revolving credit advances unless:

     - the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan,
     - the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com.

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

     - the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

There are no specific criteria to determine when Staples RD will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board will make such a determination based on its judgement at the time of such transfer, or at the time of the first of such type of transfer, based upon all relevant circumstances. Factors the Board will consider include:

     -    the current and projected capital structure of each business,
     -    the relative levels of internally generated funds of each business,
     -    the financing needs and objectives of the recipient business,
     - the investment objectives of the transferring business, the availability, cost and time associated with the alternative financing sources and prevailing interest rates and general economic conditions.

Any cash transfer accounted for as an inter-business revolving credit advance will bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan will have interest rate, amortization, maturity, redemption and other terms that generally reflect the then prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution will correspondingly increase Staples.com equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will increase by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer. Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital will correspondingly reduce Staples.com's equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will decrease by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Accordingly, Staples RD's liquidity could be adversely affected by the liquidity needs of Staples.com.

Staples RD has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. Staples RD has also utilized its revolving credit facility to support various growth initiatives.

Staples RD opened 152 stores and 139 stores during the nine months ended October 30, 1999 and October 31, 1998, respectively. Forty-two stores were added through acquisitions during the nine months ended October 30, 1999. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples RD carry its own receivables from these sales. As Staples RD expands its contract and direct mail businesses worldwide, it anticipates that its accounts receivable portfolio will grow. Receivables from Staples RD's vendors under rebate, cooperative advertising and marketing programs are a significant percentage of its total receivables and tend to fluctuate somewhat seasonally. Staples RD also utilized capital equipment financings to fund current working capital requirements. Staples RD expects to open approximately 18 stores during the last quarter of fiscal 1999. Staples RD estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples RD expects to use approximately $27,000,000 for store openings during this period.

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

In December 1998, Staples RD committed to a plan to close and relocate stores, which cannot be expanded and upgraded, to its current store model. We expect to complete the lease agreements for the relocation sites during fiscal year 1999 and the stores will be closed and relocated during fiscal years 1999 and 2000.

During the nine months ended October 30, 1999, cash and cash equivalents decreased by $267,829,000. This decrease was primarily attributable to cash used in investing activities of $502,121,000, including cash used in the acquisition of businesses of $241,940,000 and the acquisition of property and equipment of $244,949,000, primarily for the 152 new stores opened. This decrease was partially offset by cash provided by operating activities of $163,201,000. Cash provided by operating activities was comprised primarily of net income and an increase in accounts payable, accrued expenses and other current liabilities of $158,581,000, which was partially offset by an increase in merchandise inventories of $150,260,000 and an increase in accounts receivables of $184,997,000. Cash provided by financing activities of $71,082,000 includes $275,337,000 of net borrowings and $30,191,000 of proceeds from sales of capital stock for the exercise of stock options and the employee stock purchase plan offset by treasury stock purchases of $234,446,000.

During the quarter ended May 1, 1999, Staples began a stock repurchase program intended to provide shares for employee stock programs. The Board has authorized up to $400,000,000 to be used in fiscal 1999 for these repurchases. During the nine months ended October 30, 1999, Staples repurchased 9,471,000 shares for approximately $225,161,000 under this program and 309,000 shares for approximately $9,284,000 from employees upon exercise of PARS. In addition, on July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of our common stock in connection with the annual stock option grant to employees and directors. Under the agreement, we may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

Staples RD also plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples RD expects to meet these cash requirements through a combination of operating cash flow and borrowings from our existing revolving lines of credit.

On August 12, 1997, Staples RD issued $200,000,000 of 7.125% senior notes with interest payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the senior notes were used for repayment of indebtedness under our revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

Staples RD also maintains a revolving credit facility, effective through November 2002, with a syndicate of banks which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance; minimum fixed charge interest coverage and limitations on indebtedness and sales of assets.

As of October 30, 1999, $290,000,000 of borrowings was outstanding under the revolving credit agreement. Staples RD also has available $110,000,000 in other uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of October 30, 1999. Staples UK has a $50,000,000 line of credit which had an outstanding balance of $19,675,000 at October 30, 1999 and Business Depot has a $17,000,000 line of credit which had no outstanding balance at October 30, 1999. Total short-term investments and available revolving credit amounts totaled $338,021,000 as of October 30, 1999.

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

In a subsequent event on November 15, 1999 Staples RD issued notes in the aggregate principal amount of 150,000,000 Euro. The notes bear interest at a rate of 5.875 per cent per annum and are due on November 15, 2004.

Staples RD expects that income from operations, together with its current short-term investments, funds available under our revolving credit facility and the funds to be received through the issuance of the Euro Bond will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next 12 to 18 months. Staples RD continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

INFLATION AND SEASONALITY

While neither inflation nor deflation has had, and Staples RD does not expect either to have, a material impact upon operating results, there can be no assurance that its business will not be affected by inflation or deflation in the future. Staples RD believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples RD cannot guarantee that it actually will achieve these plans, intentions or expectations disclosed in the forward looking statements it makes. Staples RD has included important factors in the cautionary statements below that it believes could cause its actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples RD does not assume any obligation to update any forward-looking statement it makes.

Staples RD's market is highly competitive and Staples RD may not continue to compete successfully. Staples RD competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of Staples RD's geographic markets, it competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples RD. Staples RD also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples RD's retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of Staples RD's competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples RD's markets. Some of Staples RD's current and potential competitors are larger than Staples RD and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples RD's competitors may reduce Staples RD's market share, may force Staples RD to charge lower prices than it otherwise would, and may adversely affect our business and financial performance in other ways.

Staples RD may be unable to continue to successfully open new stores. An important part of Staples RD's business plan is to aggressively increase our number of stores. Staples RD opened 174 stores in the United States, Canada and Europe in fiscal 1998 and plans to open approximately 170 new stores in fiscal 1999. For Staples RD's growth strategy to be successful, it must identify and lease favorable store sites, hire and train employees and adapt its management and operational systems to meet the needs of its expanded operations. These tasks may be difficult to accomplish successfully. If Staples RD is unable to open new stores as quickly as planned, its future sales and

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

profits could be materially adversely affected. Even if Staples RD succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as Staples RD's existing stores. Also, Staples RD's expansion strategy includes opening new stores in markets where it already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Staples RD's quarterly operating results are subject to significant fluctuation. Staples RD's operating results have fluctuated from quarter to quarter in the past, and it expects that they will continue to do so in the future. Staples RD's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

     - the number of new store openings, primarily because Staples RD expenses pre-opening expenses as they are incurred and newer stores are less profitable than mature stores;
     - the extent to which sales in new stores result in the loss of sales in existing stores;
     -    the mix of products sold;
     -    pricing actions of competitors;
     -    the level of advertising and promotional expenses;
     - seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of our fiscal year than in other quarters; and
     -    charges associated with acquisitions.

Most of Staples RD's operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of Staples RD's sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below Staples RD's expectations for that quarter, it may not be able to proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on Staples RD's net income for the quarter.

The market price of Staples Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that it will achieve certain levels of net income. If Staples RD's financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning Staples RD's growth potential and future financial performance. If the securities analysts that regularly follow Staples Stock lower their rating of the common stock or lower their projections for Staples RD's future growth and financial performance, the market price of Staples Stock is likely to drop significantly. In addition, in those circumstances, the decrease in Staples Stock price would probably be disproportionate to the shortfall in financial performance.

Staples RD's rapid growth may continue to strain its operations, which could adversely affect its business and financial results. Staples RD's business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples RD has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on Staples RD's management and operational systems. If Staples RD is not successful in upgrading its operational and financial systems, expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of Staples RD's business and employees, which will in turn adversely affect Staples RD's business and financial performance.

Staples RD's international operations may not become profitable. Staples RD currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal. Staples RD's consolidated European operations are currently unprofitable and Staples RD cannot guarantee that they will become profitable.

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Staples RD may seek to expand further into other international markets in the future. Staples RD's foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

Staples RD may be unable to obtain adequate future financing. It is possible that Staples RD will require additional sources of financing earlier than it anticipates, as a result of unexpected cash needs or opportunities, and expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, or at all, whether in the next 12 to 18 months or thereafter.

YEAR 2000 READINESS DISCLOSURE

Staples RD has completed a comprehensive assessment of its internal computer systems and applications, including those used in the Staples.com business, to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples RD has used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. Those systems and applications identified as needing remediation have been or will be replaced or modified and tested for compliance. Remediation of the most critical Information Technology (IT) related systems and applications was completed on schedule during the first quarter of 1999, and anticipated individual application testing was completed during the second quarter of 1999. These systems include Merchandising/Logistics, Distribution, Store Point of Sale, and Corporate Finance. The remediation of the less critical IT systems was also completed during the second quarter of 1999. These systems and applications include Marketing Systems and Non-Mission Critical Desktop Applications. Testing of these less critical IT systems and full "end to end" testing of Staples RD's most critical systems was completed during the third quarter of 1999, with the exception of "end to end" testing of leap year dating which is expected to be completed in the fourth quarter.

Staples RD has also finished its assessment of non-IT related systems and applications. The non-IT related systems and applications include but are not limited to telephone systems, store security systems and electrical systems. The remediation of these systems was completed during the first quarter of 1999, with testing being completed in the third quarter of 1999. Staples RD is also working with third parties, primarily major vendors but also customers, to ensure that they will be Year 2000 compliant as Staples RD's schedule requires. Responses have been received from the majority of vendors, but not all vendors have assured Staples RD that they will be compliant in time. As a contingency, alternative lists of third party vendors have been created in case a critical third party does not achieve compliance. Assessment regarding the status of third parties' Year 2000 compliance continues to be ongoing and may carry into early 2000.

Staples RD has completed its enterprise wide inventory review and has completed a comprehensive risk assessment relative to vendor provided products, devices and/or services. Due diligence and monitoring with respect to vendors with the greatest impact on Staples RD is scheduled to be performed on a continuous basis throughout 1999.

Staples RD has estimated that the total cost of Year 2000 compliance will be between $25 and $30 million, $26 million of which had been spent as of October 30, 1999. Most of the costs to be incurred are related to remediation and testing of software using outside contracted services. The costs of compliance have been included in Staples RD's current 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

Staples RD has completed a "what steps to follow" contingency plan in the event that an area of its operations is impacted by the Year 2000 issue. A formal plan will be adopted if it becomes more evident that there will be an area of non-compliance in Staples RD's systems or at a critical third party. Staples RD is developing these procedures for all of its sites and listing those to contact in the event a "Year 2000 suspected" issue is encountered. Although Staples RD expects to achieve Year 2000 compliance as scheduled, there are potential risks if it does not

                           STAPLES RETAIL AND DELIVERY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

become, or is late in becoming, Year 2000 compliant. Such risks include impairing Staples RD's ability to process and deliver customer orders and payments, procure saleable merchandise, and perform other critical business functions which could have a material impact on financial performance. Staples RD has yet to analyze the effect that an instance of critical non-compliance by it or a third party would have on revenues and expenses since a worst case scenario has not been identified. Further, there is also the risk that claims may be made against Staples RD in the event of its non-compliance or the non-compliance of the products and services which it sells. The costs of defending and settling such claims could have a material impact on Staples RD's financial statements. Each Staples RD point of customer contact (stores, call centers and customer service) has access to a "Year 2000 Preparedness Guide" for its customers so Staples RD can be proactive in assisting them with vendor contacts to answer their Year 2000 questions.

The information presented above is based on management's estimates, which were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the estimated date of Year 2000 compliance. All Year 2000 statements contained herein are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosures Act (P.L. 105-271).

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

Staples RD has evaluated the potential impact of the conversion to the euro on its business, including the ability of our information systems to handle euro-denominated transactions, the impact on exchange costs and currency exchange rate risks. Based on the results of this evaluation, Staples RD does not expect the conversion to the euro to have a material impact on its operations or financial position.

                                  STAPLES.COM
                            COMBINED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                        OCTOBER 30,
                                                           1999          JANUARY 30,
                                                        (UNAUDITED)         1999
                                                        -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................          $    --          $    --
  Prepaid expenses and other current assets ....               --            1,033
                                                          -------          -------
   TOTAL CURRENT ASSETS ........................               --            1,033

EQUIPMENT:
  Equipment ....................................            7,237            1,072
  Less accumulated depreciation ................              445               58
                                                          -------          -------
NET EQUIPMENT ..................................            6,792            1,014

OTHER ASSETS:
  Investments ..................................           25,665               --
                                                          -------          -------
   TOTAL OTHER ASSETS ..........................           25,665               --
                                                          -------          -------
                                                          $32,457          $ 2,047
                                                          =======          =======

LIABILITIES AND GROUP EQUITY
CURRENT LIABILITIES:
  Inter-group payable to Staples Group .........          $ 4,281          $    --
  Accrued expenses and other current liabilities            1,679               85
                                                          -------          -------
   TOTAL CURRENT LIABILITIES ...................            5,960               85

                                                           26,497            1,962
                                                          =======          =======
GROUP EQUITY ...................................          $32,457          $ 2,047
                                                          =======          =======


See notes to interim financial statements.

                                   STAPLES.COM
                        COMBINED STATEMENTS OF OPERATIONS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                            (UNAUDITED)                          (UNAUDITED)
                                                           13 WEEKS ENDED                       39 WEEKS ENDED
                                                   ------------------------------        ------------------------------
                                                   OCTOBER 30,        OCTOBER 31,        OCTOBER 30,        OCTOBER 31,
                                                      1999               1998               1999               1998
                                                   -----------        -----------        -----------        -----------

Sales ....................................          $ 23,979           $  4,046           $ 51,281           $  9,104
Cost of goods sold and occupancy costs....            18,474              2,969             39,471              6,675
                                                    --------           --------           --------           --------
    GROSS PROFIT .........................             5,505              1,077             11,810              2,429

OPERATING AND OTHER EXPENSES:

  Operating and selling ..................             6,384                446             13,470              1,057
  General and administrative .............             3,720                785              8,963              1,682
  Interest and other expense, net ........                64                  9                115                 10
                                                    --------           --------           --------           --------
    TOTAL OPERATING AND OTHER EXPENSES....            10,168              1,240             22,548              2,749
                                                    --------           --------           --------           --------


   LOSS BEFORE INCOME TAXES ..............            (4,663)              (163)           (10,738)              (320)
Income tax benefit .......................            (1,819)               (64)            (4,188)              (117)
                                                    --------           --------           --------           --------
    NET LOSS .............................          $ (2,844)          $    (99)          $ (6,550)          $   (203)
                                                    ========           ========           ========           ========


PRO FORMA:

   Historical net loss ...................                                                                   $   (203)
   Provision for income taxes on
         previously untaxed earnings of
         pooled S-Corporation income .....                                                                        (12)
                                                                                                             --------
    PRO FORMA NET LOSS ...................                                                                   $   (191)
                                                                                                             ========


See notes to group interim financial statements.

                                  STAPLES.COM
                       COMBINED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                   39 WEEKS ENDED
                                                                           ------------------------------
                                                                           OCTOBER 30,        OCTOBER 31,
                                                                              1999               1998
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss .........................................................          $ (6,550)          $   (203)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization ..................................               387                 --
  Change in assets and liabilities:
   (Increase)/Decrease in prepaid expenses and other assets.......             1,033               (850)
   Increase in inter-group payable ...............................                --                 --
   Increase in accounts payable, accrued
      expenses and other current liabilities .....................             1,594                  1
                                                                            --------           --------
                                                                               3,014               (849)
                                                                            --------           --------
NET CASH USED IN OPERATING ACTIVITIES ............................            (3,536)            (1,052)


INVESTING ACTIVITIES:
Acquisition of property and equipment ............................            (6,165)              (712)
Purchase of long-term investments ................................           (23,756)                --
                                                                            --------           --------
NET CASH USED IN INVESTING ACTIVITIES ............................           (29,921)              (712)


FINANCING ACTIVITIES:
Proceeds from borrowings .........................................             3,536              1,052
Capital contributions from Staples RD ............................            29,921                712
                                                                            --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........................            33,457              1,764
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .............                --                 --
Cash and cash equivalents at beginning of period .................                --                 --
                                                                            --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................          $     --           $     --
                                                                            ========           ========


See notes to group interim financial statements.

                                   STAPLES.COM
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1  -  BASIS OF PRESENTATION

The stockholders of Staples approved the Tracking Stock Proposal which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, to be designated as Staples.com Stock, intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of authorized shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Stock and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples existing common stock as Staples Stock, intended to reflect the performance of Staples RD, which consists of all of the Company's other businesses and a retained interest in Staples.com.

The accompanying interim unaudited combined financial statements include the accounts of our three e-commerce businesses, Staples.com, Quillcorp.com and StaplesLink.com ("Staples.com"). All intercompany accounts and transactions are eliminated in consolidation. In order to prepare separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com. These financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples. Staples.com's financial statements reflect the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board").

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

Financial impacts which occur that affect Staples' consolidated results of operations or financial position could affect the results of operations or financial condition of Staples.com. In addition, the net losses of Staples.com, and any dividends or distributions on, or repurchases of Staples.com Stock will reduce the assets of Staples legally available for dividends on shares of Staples.com Common Stock. Accordingly, these financial statements should be read in conjunction with the financial information for Staples RD and financial information for Staples.

NOTE 2 - COMPREHENSIVE INCOME

Staples.com calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires Staples.com to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on short-term investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the three and nine months ended October 30, 1999, total comprehensive loss amounted to approximately $935,000 and $4,641,000, respectively, compared to $99,000 and $203,000, for the corresponding periods ended October 31, 1998.

NOTE 3 - INVESTMENTS

Investments consist of stock purchased in internet related companies. These investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding capital stock of that company.

                                   STAPLES.COM
               NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SUBSEQUENT EVENTS

On November 9, 1999, at a special stockholders meeting, the stockholders of Staples, Inc. approved the Tracking Stock Proposal and the Stock Plan Proposals as described in the Proxy Statement dated October 12, 1999.

On November 12, 1999, approximately 5% of Staples.com Stock (including shares allocable to Staples RD's retained interest) was sold to several investors through a private placement.

                                   STAPLES.COM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES. Our sales increased 492.7% to $23,979,000 in the quarter ended October 30, 1999 from $4,046,000 in the quarter ended October 31, 1998 and increased 463.3% to $51,281,000 for the nine months ended October 30, 1999 compared to $9,104,000 for the nine months ended October 31, 1998. This growth was attributable to the continued rollout of the e-commerce business. The results for the nine months ended October 30, 1999 include all three of Staples.com's internet channels, Staples.com, Quillcorp.com, and StaplesLink.com, while the results for the same period in the prior year only include the operations of Quillcorp.com and StaplesLink.com. Staples.com was launched in the quarter ended January 31, 1999.

GROSS PROFIT. Our gross profit as a percentage of sales was 23.0% for the three and nine months ended October 30, 1999 as compared to 26.6% and 26.7%, respectively, for the same periods in the prior year. The decrease is attributable to changes in product and customer mix during the continued rollout of e-commerce activities. This decrease was partially offset by the benefit provided by the inter-business allocation principles, which passed on the benefit of lower product costs from vendors.

OPERATING AND SELLING EXPENSES. Our operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the three and nine months ended October 30, 1999 to 26.6% and 26.3%, respectively, as compared to 11.0% and 11.6% for the same periods in the prior year. The increase was primarily due to increased marketing expenses which represented 18.7% and 18.9% of sales for the three months and nine months ended October 30, 1999, respectively, as compared to 6.5% and 7.1% for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses as a percentage of sales were 15.5% and 17.5% for the three and nine months ended October 30, 1999, respectively, as compared to 19.4% and 18.5% for the same periods in the prior year. The decrease in general and administrative costs as a percentage of sales reflects the leveraging of infrastructure as sales increase.

INTEREST AND OTHER EXPENSE, NET. Net interest and other expense for the three and nine months ended October 30, 1999 was $64,000 and $115,000, respectively, as compared to $9,000 and $10,000 for the same periods in the prior year. The interest expense relates to the inter-business revolving credit advances from Staples RD to fund the operating needs of Staples.com as most treasury activities are managed on a centralized basis and are attributed to Staples RD unless the Board determines otherwise. These advances were funded as a capital contribution by Staples RD at the end of each fiscal year.

INCOME TAXES. Our provision for income taxes as a percentage of pre-tax income was 39% for both the three and nine months ended October 30, 1999 as compared to 39.3% and 36.6%, respectively, for the same periods in the prior year. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.3% for the nine months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Staples currently attributes each incurrence or issuance of external debt, and the proceeds thereof, to Staples RD and will continue to do so in the future unless the Board determines otherwise. Whenever Staples.com holds cash, Staples.com will normally, but will not be obligated to, transfer that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD will normally, but will not be obligated to, fund that cash need. The Board will determine, in its sole discretion, whether either business will provide any particular funds on any particular occasion to the other business, but will not be obligated to cause such cash transfers.

                                   STAPLES.COM
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

All cash transfers from one business to or for the account of the other business (other than transfers in return of assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), will be accounted for as inter-business revolving credit advances unless:

     - the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan,
     - the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com.
     - the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

There are no specific criteria to determine when Staples RD will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination based on its judgement at the time of such transfer, or at the time of the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

     -    the current and projected capital structure of each business,
     -    the relative levels of internally generated funds of each business,
     -    the financing needs and objectives of the recipient business,
     - the investment objectives of the transferring business, the availability, cost and time associated with the alternative financing sources and prevailing interest rates and general economic conditions.

Any cash transfer accounted for as an inter-business revolving credit advance will bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan will have interest rate, amortization, maturity, redemption and other terms that generally reflect the then prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution will correspondingly increase Staples.com's group equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will increase by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer. Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital will correspondingly reduce Staples.com's group equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will decrease by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Accordingly, Staples.com's liquidity could be adversely affected by the liquidity needs of Staples RD.

During the nine months ended October 30, 1999, cash used in operations was $3,536,000, primarily due to the net loss from operations of $6,550,000, partially offset by the decrease in prepaid expenses and other current assets of $1,033,000 and an increase in accounts payable, accrued expenses and other liabilities of $1,594,000. Cash used in investing activities of $29,921,000 represents investments made in internet related companies of $23,756,000 and acquisitions of property and equipment of $6,165,000. Cash provided by financing activities of $33,457,000 represents capital contributions from Staples RD of $29,921,000 and proceeds from borrowings under the inter-business revolver of $3,536,000.

                                   STAPLES.COM
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

INFLATION AND SEASONALITY

While neither inflation nor deflation has had, and Staples.com does not expect either to have, a material impact upon operating results, there can be no assurance that Staples.com's business will not be affected by inflation or deflation in the future. Staples.com believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.

FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples.com cannot guarantee that it actually will achieve these plans, intentions or expectations disclosed in the forward-looking statements it makes. Staples.com has included important factors in the cautionary statements below that it believes could cause its actual results to differ materially from the forward-looking statements that it makes. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples.com does not assume any obligation to update any forward-looking statement contained herein.

Staples.com has a limited operating history on which to assess its future prospects. Staples.com has a limited history upon which to base an evaluation of its prospects. Staples.com's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the new and rapidly evolving e-commerce market. Staples.com's sales and cost of operations have grown substantially and Staples.com has incurred cumulative net losses since inception. These losses reflect expenditures necessary to develop, launch and acquire Staples.com's site and services. Staples.com believes that newly launched sites and services require a certain period of growth before they begin to achieve adequate sales to support their operations. There can be no assurance that Staples.com's sales will increase or even continue at its current level, or that Staples.com will achieve or maintain profitability or generate cash from operations in future periods. .

Staples.com's market is highly competitive and it may not continue to compete successfully. Staples.com competes in a highly competitive marketplace with a variety of retailers, dealers, distributors and other e-commerce operations. These include other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have pricing strategies and product selections that are similar to Staples.com. Staples.com also competes with online and other mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples.com competes with numerous mail order firms, contract stationer businesses and direct manufacturers. Some of Staples.com's current and potential competitors are larger and have substantially greater financial resources than Staples.com. It is possible that increased competition or improved performance by competitors may reduce Staples.com's market share, may force Staples.com to charge lower prices than it otherwise would, and may adversely affect its business and financial performance in other ways.

Staples.com's quarterly operating results are subject to significant fluctuation. Staples.com's operating results have fluctuated from quarter to quarter in the past, and it expects that they will continue to do so in the future. Staples.com's earnings may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

     -    the mix of products sold;
     -    pricing actions of competitors;
     -    the level of advertising and promotional expenses;

                                   STAPLES.COM
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

     - seasonality, primarily because sales and profitability is typically slightly lower in the first and second quarter of our fiscal year than in other quarters; and
     -    charges associated with acquisitions.

Most of Staples.com's operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, Staples.com may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on Staples.com's net income for the quarter.

The market price of Staples.com Stock in the event of, and following, a public offering will be based in large part on professional securities analysts' expectations that its business will continue to grow and that it will achieve certain levels of net income. If Staples.com's financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning Staples.com's growth potential and future financial performance. If the securities analysts that regularly follow Staples.com Stock lower their rating of the common stock or lower their projections for Staples.com's future growth and financial performance, the market price of Staples.com Stock is likely to drop significantly. In addition, in those circumstances, the decrease in Staples.com Stock price would probably be disproportionate to the shortfall in financial performance.

Staples.com's rapid growth may continue to strain its operations, which could adversely affect its business and financial results. Staples.com's business, including sales and number of employees, has grown dramatically since its inception. This growth has placed significant demands on its management and operational systems. If Staples.com is not successful in upgrading its operational and financial systems, expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of Staples.com's business and employees, which will in turn adversely affect its business and financial performance.

Staples.com as a new business enterprise may not be able to manage many general business risks faced by other more mature e-commerce businesses. Staples.com must, among other things, effectively develop new relationships and maintain existing relationships with its customers, advertisers, and other on-line partners; provide a wide variety of products, services, and content; develop and upgrade its technology; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance that Staples.com will succeed in addressing such risks and the failure to do so could have a material adverse effect on Staples.com's business, financial condition or results of operations.

YEAR 2000 READINESS DISCLOSURE

Staples RD has completed an assessment of the internal computer systems and applications of Staples.com. Because these systems were developed recently, Staples RD does not believe that these systems will be directly impacted by the "Year 2000 issue" as described below. The operations of Staples.com as a whole, however, are directly reliant upon the compliance of the systems and applications of Staples RD. Staples.com's operations could also be affected by the compliance of various third parties, including internet hosting and routing services, vendors, telephone providers and the systems of their customers who must use their systems to place orders on Staples.com's various e-commerce platforms. For a discussion of Year 2000 compliance activities of Staples RD, which are being managed on a corporate wide basis, see the "Year 2000 Readiness Disclosure" for Staples RD contained within this document.

                         STAPLES, INC. AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEMS    1, 3, 4 AND 5  -  NOT APPLICABLE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company amended its Certificate of Incorporation on November 9, 1999 to (1) create a new series of common stock called Staples.com common stock, (2) increase the aggregate number of authorized shares of common stock from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of
Staples Stock and 600,000,000 shares of Staples.com Stock, and (3) reclassify each outstanding share of existing common stock into a share of Staples Stock. Information concerning this amendment is contained in the Company's Proxy Statement dated October 12, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a). Exhibits

4.1 Indenture, dated as of November 15, 1999, for the $150,000,000 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank.
27.1 Financial Data Schedule.

(b)  Reports on Form 8-K
Not Applicable

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               STAPLES, INC.


Date: DECEMBER 14, 1999                        By: /s/ John J. Mahoney
     --------------------                         -----------------------------
                                               John J. Mahoney
                                               Executive Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)

                                EXHIBIT INDEX



    Exhibit
      No.                            Description
    -------                          -----------

      4.1 Indenture, dated as of November 15, 1999, for the $150,000,000 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc.
                and the Chase Manhattan Bank.

     27.1       Financial Data Schedule