Form 10-K
period 2000-01-29
STAPLES INC
filed 2000-03-10
CIK 791519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	Commission File Number
January 29, 2000	0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2896127
(State of Incorporation)	(I.R.S. Employer Identification No.)

Five Hundred Staples Drive, Framingham, Massachusetts 01702
(Address of principal executive offices and zip code)

508-253-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
 Staples Retail and Delivery Common Stock, par value $0.0006 per share
(Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples Retail and Delivery Common Stock on January 29, 2000, as reported by Nasdaq, was approximately $9.6 billion. In determining the market value of non-affiliate voting stock, shares of Staples Retail and Delivery Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 457,942,409 shares of Staples Retail and Delivery Common Stock and 27,348,094 shares of Staples.com Common Stock, both par value $.0006, outstanding as of March 7, 2000.

Documents Incorporated By Reference

    Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

    Portions of the Proxy Statement for the 2000 Annual Part III

    Meeting of Stockholders

    This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Staples' actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results."

PART I

Item 1. Business

Staples

    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor, with a total of 1,129 retail stores located in the United States, Canada, the United Kingdom, Germany, the Netherlands and Portugal as of January 29, 2000. In addition, Staples has a catalog business, an electronic commerce business and contract stationer operations.

    During 1999, our stockholders approved a Tracking Stock Proposal which allowed us to issue a new series of common stock, Staples.com Stock, intended to reflect the performance of our electronic commerce business, which operates under the name Staples.com. Staples' existing common stock was reclassified as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to reflect the performance of our non electronic commerce businesses and a retained interest in Staples.com. From an accounting standpoint, we have separated Staples.com from Staples Retail and Delivery ("Staples RD"). We have allocated all of our consolidated assets, liabilities, revenue, expenses and cash flow between Staples.com and Staples RD. These two businesses are each sometimes referred to in this 10-K as a "Business" and collectively as "Businesses."

    Staples' executive offices are located at 500 Staples Drive, Framingham, Massachusetts 01702 (telephone: (508) 253-5000). Staples was organized in November 1985 and is incorporated in the State of Delaware.

Staples Retail and Delivery

    Staples RD includes Staples' retail stores, catalog business, contract stationer operations and a retained interest in Staples.com. This retained interest in Staples.com was 88% as of January 29, 2000, but will decline as we issue Staples.com Stock under either our stock plans or in one or more public or private financings.

Staples.com

    Staples.com is creating a leading business-to-business electronic marketplace offering a comprehensive solution for the office needs of business customers. We currently provide an electronic marketplace where small, mid-sized and large businesses can procure office products and business services and obtain business information and expert content. Our principal web sites, Staples.com, Quillcorp.com and StaplesLink.com, leverage the brand recognition and fulfillment infrastructure of Staples. By aggregating business customers, we are creating a sales channel that will provide buyers and sellers with opportunities to realize operating efficiencies by streamlining complex purchasing and distribution decisions and to increase revenue by reaching a broader customer base.

Business Strategy—Staples Retail and Delivery

    We view the office products market as a large, diversified market for office supplies and equipment, business machines and computers, and various business services. Although there are no clear demarcations among segments, we target four principal end-user groups:

  •
  consumers and home offices;

  •
  small businesses and organizations with fewer than 100 office workers;

  •
  medium-size businesses and organizations, which have between 100 and 499 office workers;

  •
  large businesses with more than 500 office workers.

    Our ability to address all four major end-user groups increases and diversifies our available market opportunities, increases awareness of the Staples name among customers in all four end-user groups, who often shop across distribution channels, and allows us to enjoy a number of important economies of scale such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

    We effectively reach different sectors of the office products market through different channels of distribution designed to be convenient to each targeted market sector. Our in-store operations seek to address the retail needs of customers, while our delivery operations focus on customers who desire delivery of their office products and other specialized services.

    We maintain our historical focus on being a low cost operator and believe that we have significant opportunities to reduce costs as a percentage of sales. We believe that our future expansion will enable us to leverage certain fixed costs in store operations, marketing, distribution and administration. We also seek to enhance productivity through improvements in operating practices.

    We continue to increase staffing levels in stores and delivery operations and to make other investments to provide better customer service. In addition, we continue to drive a corporate-wide C.A.R.E. (Customers, Associates, Real Communications and Execution) program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way" and have implemented programs that tie a portion of incentive compensation to achievement of customer satisfaction goals.

  North American Superstores

    Our North American retail operations, consisting of 991 stores as of January 29, 2000, are our core business, generating a substantial majority of our sales and profits. Our retail operations focus on serving the needs of customers primarily in the consumer, home office and small business segments of the office products market. We are devoting significant resources and efforts to profitably increasing our retail sales per store in both North America and Europe. These initiatives cover a wide-range of store operations, including product and service offerings, inventory planning, staffing, customer satisfaction and improvements in store design.

    We are continuing our store growth program. In fiscal year 1999, we opened 152 stores in North America and 23 stores in Europe. In fiscal 2000, we intend to open approximately 150 stores in North America and 20 stores in Europe. Our store growth strategy follows a three-pronged approach of continuing the growth of our store network in existing markets, entering smaller markets within both existing and new geographic areas, and entering major new markets. To support this commitment, we are also taking steps to strengthen our infrastructure, including our distribution capabilities.

    Superstores.  Our North American superstores are located in 44 states, the District of Columbia and 10 Canadian provinces in both major metropolitan markets and smaller outlying markets. Our current superstore prototype is approximately 24,000 square feet. Our strategy for our North American superstores focuses on four key objectives:

  •
  provide superior customer value through a combination of broad product selection, everyday low prices, outstanding customer service and convenient locations;

  •
  increase our presence in targeted markets by adding new superstores and achieving economies of scale in most of the major markets where we compete;

  •
  reduce operating costs to the lowest level consistent with providing quality merchandise and service; and

  •
  offer a comfortable, easy to shop store environment with skilled sales associates available to assist the customer.

    Express Stores.  In select urban markets, we operate a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores give us the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment. Staples Express stores range from approximately 6,000 to 10,000 square feet. During fiscal year 1999, Staples introduced two airport stores to meet the needs of the business traveler each of which are approximately 1,500 square feet.

  North American Delivery Operations

    Our delivery operations of Staples RD are comprised of two principal operations:

  •
  Our catalog businesses, operating under the names "Staples Direct" and "Quill Corporation;" and

  •
  Our contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage."

    We are implementing a number of actions to grow our delivery business. These actions include: broadening product offerings; offering specialized, more focused marketing initiatives; and expanding distribution capacity.

    Staples Direct.  Operating since 1990, Staples Direct, our direct mail catalog business, reaches all targeted segments of the office products market seeking the convenience of telephone ordering and free next day delivery for orders over $50. Delivery orders are shipped from our delivery distribution centers and are distributed through dedicated delivery hubs. In some markets, we also deliver products directly from our retail stores. We market Staples Direct through both direct mail catalogs and a sales force primarily focused on generating new accounts.

    Quill Corporation.  Acquired in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than 750,000 medium sized businesses in the United States. Quill markets primarily through the distribution of catalogs designed to meet the needs of specific customer segments. Quill offers outstanding customer service, a superior private label product, and special services to attract and retain its customers.

    Staples National Advantage and Staples Business Advantage.  Our contract stationer operations focus primarily on serving the needs of medium- to large-size businesses that sometimes may seek more services than are provided by a traditional retail or mail order business, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Our contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business focused on selling to large multi-regional businesses. Staples Business Advantage focuses on selling to medium- and large-size regional companies and has the flexibility to handle smaller accounts. We initially established this business through acquisitions of regional contract stationers, and more recently have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage.

  International

    We started doing business in Europe in 1992. As of January 29, 2000, Staples, through its wholly owned subsidiaries, operates 63 stores in the United Kingdom, 47 stores in Germany, 21 stores in the Netherlands and 7 stores in Portugal, with delivery operations in the United Kingdom and Germany. During 1999, we completed the acquisition of three European office supply companies which included 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. We also expanded Quill's operations into the United Kingdom during fiscal year 1999.

Business Strategy—Staples.com

    Our three principal web sites, Staples.com, Quillcorp.com and StaplesLink.com, leverage the brand recognition and fulfillment infrastructure of Staples. Each of our web sites is targeted to the needs of a particular segment of our customer base:

  •
  Staples.com is our core electronic marketplace for small businesses, home offices and consumers. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. Staples.comalso hosts our Business Solutions Center, which will be the site of our business-to-business trading hub, messaging boards and other interactive features.

  •
  Quilcorp.com leverages the strength of the Quill brand name in the catalog-order office products market to sell to small and mid-sized businesses. Quill, which was acquired by Staples in 1998, has been a direct retailer of office products through catalogs for over 40 years.  Quillcorp.com  offers over 20,000 office products from Quill's direct mail catalogs, including Quill's private label products.

  •
  StaplesLink.com leverages the strength of the Staples brand name in the contract stationers market to provide online procurement of office products for large businesses. StaplesLink.com offers the highest level of procurement functionality of our web sites, including customized pricing, payment terms, usage reporting and full service account management designed to appeal to businesses which require high levels of procurement control.

    Our objective is to create the leading business-to-business electronic marketplace offering a comprehensive solution for the office needs of our business customers. We seek to provide a single online destination where businesses can procure a broad array of office products and business services, access and exchange business information and expert content and conduct electronic commerce transactions with each other. Key elements of Staples.com's strategy include:

    Capitalize on Staples Relationship.  Staples.com's relationship with Staples provides it with significant competitive advantages. We plan to continue to leverage these advantages, such as Staples' top brand name among small businesses, large product selection, purchasing power and national distribution capabilities, to generate sales and traffic on our web sites.

    Grow Customer Base.  We plan to aggressively acquire new business customers and drive repeat purchases by leveraging our strong brand franchise, providing easy access to a wide selection of products, services and information and utilizing Staples' and Quill's extensive direct marketing experience, sophisticated marketing techniques and high-quality customer service. Additionally, we intend to generate incremental sales from Staples' existing customers by offering them an additional distribution channel for their purchases and by offering them a variety of business services. We conduct various cross-marketing, co-promotion and customer acquisition programs with Staples to leverage Staples' database of approximately 8,000,000 business customers. We utilize information about our customers to help us identify market needs, enhance our web sites and effectively tailor our market strategy. We also expect to generate sales from our electronic kiosks in Staples' retail stores where customers can purchase products online that are not available in the store.

    Leverage High-Quality Customer Traffic.  Staples.com's product and service offerings drive high quality and high frequency traffic to our web sites. We plan to further grow our sales by offering a complement of business services, both through our partners and our RFQ marketplace, which are intended to cause buyers and sellers to visit our web sites to access this network of small and mid-sized businesses and vendors. As the number of visitors to our electronic marketplace grows, we believe that a greater diversity of buyers and service providers will be attracted, which, in turn, should create a viral network effect increasing the amount of customer traffic to our web sites.

    Apply Sophisticated Direct Marketing Techniques.  We plan to take advantage of Staples' and Quill's significant direct marketing expertise, as well as the customer profile information that we gather through our web sites, to tailor our products and service offerings to the individual needs of our customers.

    Build Online Brand Awareness.  We will continue to invest in building our online brands and in communicating the benefits and convenience of shopping at our web sites. We believe that we are well positioned to establish Staples.com, Quillcorp.com and StaplesLink.com as premier online brands for office products and services, related business information and community. We benefit from our relationship with Staples through multiple cross-marketing initiatives. For example, Staples' print advertising and circulars typically contain the Staples.com web site address. We plan to continue to use local and national media, including online, television, radio, print and outdoor advertising, to further enhance our online brand. In addition, we will continue to enter into online marketing arrangements. For example, we are featured as the premier office supply and services merchant on Yahoo! Small Business.

    Continually Enhance the Customer Experience.  We seek to continually enhance our web sites based on our targeted customers' preferences and needs. Our web sites allow us to gather significant data on customer browsing and shopping preferences. We use this information to dynamically change our product offerings to meet the changing preferences and needs of our targeted customers. We also use this information, as well as online questionnaires, to refine the layout and performance of our web sites. In early 2000, we plan to launch newly designed versions of our web sites with enhanced functionality. We expect that continued enhancements of our web sites will make shopping with us more efficient and generate increased customer satisfaction.

    Expand Strategic Alliances.  We will continue to use strategic alliances and equity investments, such as those we have with BizBuyer.com, DSL.net, HotOffice Technologies, Register.com and Point.com, to expand our business service offerings, gain entry into new markets and drive traffic to our web sites. Staples.com's relationship with Staples enables it to establish strategic alliances with partners seeking to establish cross-marketing relationships with Staples and Staples.com.

    Expand Internationally.  We plan to expand our offerings in Canada through Staples.com of Canada, BusinessDepot.com and Bureau en Gros, the online outlets of Staples' Canadian retail stores. These sites are available in French and English. We believe that the experience we gain in Canada will enable us to expand efficiently into Europe and other international markets in the future.

Products, Services and Purchasing

Products and Services

    We tailor our product mix to meet the needs of our customers by regularly evaluating sales and profit performance for each of our SKUs. In order to minimize unit costs and selling prices, we sell most products in multi-unit packages. The lot sizes are designed to be large enough to be cost effective without being burdensome to our small business customers.

    We guarantee low prices to our customers and will not only match competitive prices but will also pay 55% of the price difference (up to $55) as a credit towards future purchases. We continuously compare our pricing against other discount office supply stores, local stationers, warehouse clubs, mass merchants, computer superstores, consumer electronics retailers, electronic commerce distributors and mail order stationers to ensure that our strategy of maintaining everyday low prices is achieved.

    We offer our customers an array of services. Customers may place orders by telephone for delivery or for customer pickup or via the Internet. Customers may pay with MasterCard, Visa, American Express, Discover, or the Staples private label credit card, in addition to check or cash. We also offer customers an option to lease business machines and computers through a third party lessor with varying terms. In our retail stores we offer high-speed and self-service copying, overnight mailing, faxing and other print services as well as payroll services, build to order computers, telecommunications through Staples Communications and other such services for our customers. Our return policy entitles customers to return all goods, except computers, business machines, printers and software, in original packaging within 30 days after the date of sale for a full refund; computers, business machines and printers must be returned in original packaging within 14 days to obtain a full refund. Software packages must be unopened to obtain a full refund within 30 days; open packages will be exchanged only for the same title.

    Our delivery operations carry many of the same products that are sold in retail stores. The contract stationer catalog typically offers products with unique pricing, billing and other services available to each customer.

    Staples.com offers a wide range of competitively priced products selected to meet the needs of the customers. Staples.com's merchandisers work closely with the Staples and Quill merchandise departments to select quality brands and products to feature on the web sites. Staples.com's products are organized into categories similar to those of Staples RD but Staples.com includes a more expansive array of products including approximately 130,000 products.

    Staples.com is creating a leading business-to-business electronic marketplace offering a comprehensive solution for the business service needs of small, mid-sized and large businesses. Staples.com currently offers multiple business services in conjunction with strategic partners who are selected for their quality and reliability. Staples.com's business service offerings are designed to reduce the time that small businesses expend researching, finding and engaging quality service providers. Staples.com seeks to provide a full suite of services which assists customers in every aspect of establishing and managing their office. Staples.com currently offers Internet services which include web site hosting and electronic commerce, web site domain registration and Internet access; office services which include online business printing and intranet services; financial services which include payroll processing and credit; and communication services which include business communications systems and software, voice, data and network solutions and cellular products and services. In addition, Staples.com plans to expand its electronic marketplace, through its relationship with BizBuyer.com to enable customers to request quotes from a network of over 20,000 service providers offering over 40 services.

    The following table shows sales by each major product line for Staples as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Office supplies, services and other supplies	43.0%	45.9%	48.6%
Business machines and telecommunications services	26.0	23.7	22.0
Computers and related products	23.1	22.2	20.9
Office furniture	7.9	8.2	8.5

Purchasing and Vendor Selection

    We select our vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition for all Staples sales channels. We believe we are able to purchase merchandise at attractive costs in large part because of our centralized distribution facilities. We can purchase truckload quantities of attractively priced, high-quality products from multiple vendors and thereby achieve substantial cost savings in each product category. In addition, we are able to obtain favorable pricing due to the volumes in which we purchase our products.

    We offer several hundred private label items, including copy paper, staplers, envelopes, mailing and shipping supplies, a variety of fastening supplies, chairs, computer accessories, calculators and diskettes. Through our global product sourcing program, we are able to procure private label products at a lower cost than brand name products.

    Currently, we purchase products from several hundred active vendors worldwide. We believe that competitive sources of supply are available for substantially all products we carry. Our buying and merchandising staff centrally perform all product purchasing and merchandise planning for all customer channels with the assistance of integrated computer systems.

Supply Chain Initiatives

    We operate centrally located distribution centers across the United States to service the majority of our replenishment and delivery requirements for our U.S. retail, catalog and electronic commerce operations. Most products are shipped from our suppliers to the distribution centers for reshipment to our stores and delivery hubs, or are directly shipped to customers. The distribution centers employ state of the art warehouse management systems and radio frequency technology, just-in-time replenishment procedures and material handling equipment that help to minimize overall inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce cost. Products generally are delivered to our stores within 48 hours after our automated replenishment system generates an order for the product based on daily point of sale information. Staples.com and StaplesLink.com are directly tied to Staples' fulfillment centers enabling customers to promptly determine whether ordered products are available.

    We believe our distribution centers provide us with significant labor, merchandise and inventory shrinkage savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads from suppliers. We believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

    Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced and we operate smaller gross square footage stores than would otherwise be required. Smaller store size reduces our rental costs in the expensive markets in which we currently operate and allows us improved flexibility in locating stores more closely to our target customers.

    We continue to enhance our distribution network to support our operations. We recently opened two new distribution centers: Terre Haute, Indiana (550,000 sq. ft.) in January 2000 and Rialto, California (495,000 sq. ft.) in January 1999 . During fiscal year 1997, we also opened Killingly, Connecticut (310,000 sq. ft.) in January 1998 and Hagerstown, Maryland (840,000 sq. ft.) in March 1997 . These four new facilities are expected to replace a network of approximately 11 distribution centers formerly used to support U.S. retail operations.

    In 1999, Staples opened distribution centers in three new markets, Stockton, California, Charlotte, North Carolina, and Vancouver, Canada, to further support the catalog and contract division. In late 1998, Staples retrofitted the former retail Putnam/Plainfield, Connecticut distribution center (380,000 sq. ft.) to support all three channels of its catalog and contract division.

    Staples.com maintains no inventory but rather sells products maintained as inventory in Staples' delivery operations' nationwide network. Staples.com and StaplesLink.com are directly tied to Staples' fulfillment centers enabling customers to promptly determine whether ordered products are available. Staples.com typically can fill approximately 80% of all U.S. orders from Staples' in-stock inventory. Staples.com products are delivered through third-party couriers and Staples' delivery fleet.

Marketing Strategy—Staples Retail and Delivery

    We pursue a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as radio, television, newspaper circulars, Internet and print advertising as well as catalogs and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

    In 1999, we continued to invest in our nationally recognized television campaign and began to supplement our spot television schedule with network ads. This television advertising is designed to raise awareness of Staples and penetration levels for both the household and business customer segments across the country. In addition, we expanded our print advertising campaign in order to support key product categories. We also have the naming rights agreement with L.A. Arena Company, LLC, which designed the Staples Center, a new state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years.

Marketing Strategy—Staples.com

    Staples.com has designed its marketing strategy to build awareness of the Staples.com brands, increase traffic to its web sites, encourage repeat business and expand its customer base. We use both online and offline marketing to carry out our marketing strategy. Our online marketing includes e-mail promotions and special programs, such as special pricing on key items. We have established online marketing relationships with several leading web sites that feature integrated links to our web sites. For example, we are featured as the premier office supply and services merchant on Yahoo! Small Business. Our offline marketing includes traditional advertising on television and in other media, which is often combined with advertising for Staples' superstores. Advertising for Staples.com is often included in direct marketing for Staples' retail stores and catalogs. As part of Staples' multi-channel promotions, Staples includes the Staples.com web site address in its print advertisements and catalogs and promotes Staples.com as one of its "three ways to save", in addition to its well established retail stores and catalog operations. In marketing to small and mid-sized businesses, we utilize sales representatives in Staples' catalog operations, which consisted of 250 employees as of February 16, 2000. In marketing to StaplesLink.com's large business customers, we utilize Staples contract stationers' sales force, which consisted of 505 employees as of February 16, 2000. We also take advantage of the telemarketing resources of both Staples and Quill to market our web sites. We seek to further benefit from our relationship with Staples by placing kiosks linked to our web sites in Staples' retail stores.

Operations—Staples Retail and Delivery

    We strive to be the lowest cost operator of office products servicing our targeted customers. We seek to create stores that appeal to our target customers for their broad selection, everyday low prices, convenience, shopability and helpful service. Our stores typically are open seven days per week.

    Our retail stores display inventory according to a plan-o-gram that designates graphically the place each item in each section of the store is displayed and specifies the quantity to be stocked. Related items are typically grouped together for customer convenience. Store layouts are as uniform as the various facilities allow, so that products destined for stores can be picked at the distribution center to match store aisles.

    Our computer systems replenish inventory levels for each SKU by store based on our rate of sale and variability in rate of sale. Sales and inventory levels are tracked by SKU at each store through our point-of-sale system and are transmitted nightly to our host computer. Reorders from the distribution center are processed so that inventory arrives at our stores as needed.

    Stores are brightly lit and products are attractively displayed. Employees are available to consult on purchases, particularly in our furniture, business machines and computer sections, where customers often need assistance in decision-making. This positions us to offer our customers more technology solutions such as Build to Order computers as well as computer upgrades and services through the Staples Tech

Center. Also included are enhanced product assortments in furniture, paper and technical office supplies. In the services category, the current store model promotes the Staples Copy Center and Business Solution Center with enhanced services and, where market conditions warrant, expanded copy centers. Our current superstore prototype is approximately 24,000 square feet, which allows for enhanced business services, product depth and capital goods sales. Where possible, we have expanded existing stores to fit the current format. We committed to a plan during 1998 to close and relocate stores that are not deemed appropriate for expansion or upgrade to the current store model.

    We have continued to make an investment in computer-based, multi-media training programs to upgrade staff selling skills and improve customer service at our retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers. Additionally, we continue to increase our efforts to improve our in-stock position as well as expand the product depth in certain key categories in order to best serve our customers.

Operations—Staples.com

    Technology:  Staples.com has implemented a broad array of scalable electronic commerce, site management, search, and customer interaction services and systems that we use to process customers' orders and interact with customers. These services and systems use a combination of our own technologies, Staples' technologies and commercially available, licensed technologies. The systems that we use to accept and process customers' orders are integrated with the order management, payment processing, distribution, accounting and financial systems of Staples. We focus our internal development efforts on creating and enhancing specialized software that is unique to our online business. We use a set of applications for:

  •
  accepting and validating customer orders for products;

  •
  transmitting orders to Staples for processing and fulfillment;

  •
  interacting with customers for customer service and other purposes; and

  •
  connecting to third parties for sale and delivery of certain products and services to customers.

    Our systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our web systems hardware is hosted at third-party facilities in Beltsville, Maryland, Hopkinton, Massachusetts and Philadelphia, Pennsylvania. The associated Staples systems hardware resides at Staples facilities in Framingham, Massachusetts and Quill facilities in Lincolnshire, Illinois. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance of our web systems.

    Customer Service:  Staples.com has a dedicated customer service staff and also utilizes Staples' customer service representatives. They handle questions about orders and assist customers in finding desired products and services. Staples.com's customer service representatives share the call center infrastructure of Staples. Staples.com's sophisticated e-mail management system and Staples' telephone Automatic Call Distributor allow Staples.com to prioritize incoming contacts, route them to the appropriate customer service representatives and respond in a timely fashion. Staples.com's customer service representatives, customer phone calls and customer e-mails are valuable sources of feedback regarding customer satisfaction. In addition, by providing Staples.com's customer service function in-house, Staples.com maintains a direct relationship with its customers. Staples.com also uses an online market research company to obtain monthly customer feedback. This information is used to determine opportunities for improvement and to evaluate areas of success. Our web sites also provide several service options, including FAQs, e-mail, live help through toll free 800 numbers, as well as a list of nearby store locations.

Associates and Training

    Staples places great importance on recruiting, training and providing the proper incentives for quality store level personnel. Staples recruits actively on college campuses and also hires talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates.

    Staples considers customer relations and its associates' knowledge of office products and office-related capital goods to be significant to its marketing approach and its ability to maintain customer satisfaction. New management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center employees prepare for new assignments by studying training modules, including written manuals, video instruction and self-testing, that are prepared by Staples and others. These associates are trained in a number of areas, including, where appropriate, sales techniques, management techniques and product knowledge.

    Staples.com uses Staples' personnel for certain functions, including financial and accounting services, information system services, certain selling and marketing activities, certain merchandising and replenishment services, transportation and warehouse management services, certain customer service activities, executive management, human resources, legal and corporate planning activities. As a result, Staples.com pays an allocated portion of Staples' expenses.

    Staples offers eligible associates the opportunity to acquire equity in the Company through an employee stock purchase plan, and also grants stock options and restricted stock to certain of its associates as an incentive to attract and retain such associates.

    As of January 29, 2000, Staples employed 27,573 full-time and 22,420 part-time associates.

Expansion Strategy—Staples Retail and Delivery

    Our expansion strategy involves the establishment of a strong market position by increasing our presence in targeted metropolitan markets by operating a full network of stores, entering small markets and focusing growth in those markets where products can be cost effectively replenished through our distribution centers. Our delivery channel then infiltrates the new markets entered by the stores and increases their catalog opportunities. We believe that the network of stores, catalog and e-business in a metropolitan market enhances profitability by leveraging marketing costs, distribution expense and supervision costs.

    We currently plan to open approximately 150 stores in North America and approximately 20 stores in Europe in fiscal 2000. Our growth strategy calls for continuing to increase our presence along both the East and West coasts of the United States as well as portions of the Southeast and Midwest regions. Additionally, we plan to expand into one or more major new markets per year as well as numerous smaller markets.

    In determining where to open new stores and actively market our catalog, we evaluate the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competitive factors and other factors. While most of our stores have been located in conventional strip shopping centers, we have also successfully converted non-retail properties to Staples stores. Although we often lease second-use properties, we have also entered into ground leases where we plan to build a store or arrange to have landlords construct free-standing buildings to our specifications. In addition, we have on numerous occasions acquired lease rights from prior tenants. We believe that this flexibility in selecting sites will prove helpful as we seek to locate additional stores in the challenging real estate markets in which we operate.

Expansion Strategy—Staples.com

    We plan to expand our Internet operation, Staples.com, during fiscal 2000 by dedicating additional investments in personnel, technology and marketing. We recognize the long-term potential of electronic commerce and plan to aggressively address this market. Staples.com plans to expand its electronic marketplace through its relationship with BizBuyer.com to enable its customers to request quotes from a network of over 20,000 service providers offering over 40 services. By the end of fiscal year 2000, Staples.com expects to offer approximately 100 business services, including human resources, sales and marketing, and insurance services.

Competition—Staples Retail and Delivery

    We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We believe our customers choose among suppliers on the basis of price, breadth of selection, service and convenience.

    Our target customers have historically been serviced by traditional office products dealers. We believe we have competed favorably against these dealers in the past because we generally offer lower prices. In addition, we believe that our broad product line, depth of in-stock inventory, extended store hours, customer service and shopping environment offer us competitive advantages. Recently, however, some traditional office product dealers have lowered prices and increased their service levels to become more competitive with discount retailers.

    We also compete in most of our geographic markets with other high-volume office supply chains that are similar in concept to Staples in terms of store format, pricing strategy, and product selection, including Office Depot, OfficeMax, and Office World as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, our retail stores, as well as our delivery operations business, compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers. Such competitors have increased their presence in our markets in recent years. Some of our current and potential competitors in the office products industry are larger than us and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Competition—Staples.com

    The online commerce market and Internet content sites are rapidly evolving and, like the office products and services market, are intensely competitive. Primary competitive factors in our markets include brand recognition, selection, convenience, price, speed and accessibility, depth, breadth and presentation of site content, customer service, and reliability and speed of order shipment.

    We currently compete with a variety of other companies offering office products and services including traditional store-based retailers that sell office products, online office product retailers, traditional providers of services for small business, such as telephone, credit card and insurance companies, and online service providers, such as small business portals, that target the small business market or sell to small business customers.

    We believe that we currently compete favorably with respect to each of the above factors. However, as the market is still rapidly evolving, we may not be able to compete successfully against current and new competitors in the future. Some of Staples.com's current and potential competitors are larger than it and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on Staples.com's business.

Trademarks

    The Company has registered the marks "Staples" and "Staples-The Office Superstore" on the Principal Register of the United States Patent and Trademark Office, the trademark "Staples" in Canada, the United Kingdom and Germany, and the trademark "Quill" in the United States, Canada, Israel, Japan, Mexico and the United Kingdom.

Item 2. Properties

    As of January 29, 2000, Staples operated 1,129 superstores in 44 states, the District of Columbia, 10 provinces in Canada, 10 regions in the United Kingdom, 5 states in Germany, 6 regions in the Netherlands and in Lisbon, Portugal. Staples also operates 38 distribution centers. The following table sets forth the locations of Staples' facilities as of January 29, 2000.

STATE/PROVINCE/REGION	NUMBER OF STORES
United States
Alabama	1
Arizona	21
Arkansas	3
California	135
Colorado	1
Connecticut	30
Delaware	5
Florida	22
Georgia	14
Idaho	8
Iowa	12
Illinois	17
Indiana	21
Kansas	5
Kentucky	6
Maine	7
Maryland	28
Massachusetts	39
Michigan	32
Minnesota	1
Missouri	6
Montana	6
Nebraska	3
New Hampshire	13
New Jersey	60
New Mexico	3
New York	86
North Carolina	19
North Dakota	2
Ohio	48
Oklahoma	11
Oregon	15
Pennsylvania	61
Rhode Island	3
South Carolina	13
South Dakota	1
Tennessee	11
Texas	4
Utah	10
Vermont	4
Virginia	27
Washington	11
Washington DC	2
West Virginia	5
Wisconsin	8

840
Canada
Alberta	21
British Columbia	18
Manitoba	4
New Brunswick	4
Newfoundland	2
Nova Scotia	7
Ontario	60
Quebec	31
Saskatchewan	3
Prince Edward Island	1

151
United Kingdom
Anglia	4
Central/Midlands	12
Lakes	1
London	11
North	10
North East	3
North West	6
South	8
Wales & Avon	6
West	2

63

Germany
Mitte (Midlands)	10
Nord (North)	12
Nordrhein-Westpfalen	15
Osten (East)	2
Sud (South)	8

47
Netherlands
Middel (Midlands)	3
Noord (North)	3
Oos (East)	4
Suid (South)	2
Suid-Wes (South West)	1
Wes (West)	8

21
Portugal
Lisbon	7
STATE/PROVINCE/REGION	NUMBER OF DISTRIBUTION CENTERS
United States
California	6
Colorado	1
Connecticut	4
Florida	3
Georgia	3
Illinois	2
Indiana	1
Maryland	1
Massachusetts	1
Michigan	1
New Jersey	1
New York	1
North Carolina	1
Ohio	1
Oregon	1
Pennsylvania	3
Texas	2
Washington	1

34
Canada
British Columbia	1
Ontario	1

2
United Kingdom
Pensnett	1
Germany
Schleswig-Holstein	1

    Most of the existing stores are leased by Staples with initial lease terms expiring between 2000 and 2023. In most instances, the Company has renewal options at increased rents. Leases for 167 of the existing stores provide for contingent rent based upon sales.

Item 3. Legal Proceedings

    Staples is not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

    The Company held a Special Meeting of Stockholders on November 9, 1999, at which the following actions were taken:

1.
The stockholders approved an amendment to the Company's Restated Certificate of Incorporation (i) to authorize a new series of common stock called Staples.com Stock, (ii) to increase the number of authorized shares of common stock from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Stock and 600,000,000 shares of Staples.com Stock, and (iii) to reclassify each outstanding share of existing common stock into a share of Staples RD Stock by a vote of 331,556,155 shares of Common Stock for, 4,314,870 shares of Common Stock against and 1,798,744 shares of Common Stock not voting.

2.
The stockholders approved an amendment to the Company's 1992 Equity Incentive Plan by a vote of 238,291,812 shares of Common Stock for, 96,812,164 shares of Common Stock against and 2,565,793 shares of Common Stock not voting.

3.
The stockholders approved an amendment to the Company's Amended and Restated 1990 Director Stock Option Plan by a vote of 256,940,397 shares of Common Stock for, 86,610,486 shares of Common Stock against and 2,642,928 shares of Common Stock not voting.

4.
The stockholders approved an amendment to the Company's 1998 Employee Stock Purchase Plan by a vote of 339,553,206 shares of Common Stock for, 4,763,719 shares of Common Stock against and 1,876,886 shares of Common Stock not voting.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    Staples' Retail and Delivery Common Stock is traded on the Nasdaq National Market under the symbol "SPLS."

    At March 1, 2000, the number of holders of record of Staples Retail and Delivery Common Stock was 9,458 and the holders of record of Staples.com Stock was 379.

    The following table sets forth for the periods indicated the high and low sale prices per share of Staples RD Stock on the Nasdaq National Market, as reported by Nasdaq, retroactively adjusted for the three-for-two stock split in January 1999.

Fiscal Year Ended January 29, 2000	High	Low
First Quarter	$35.94	$26.50
Second Quarter	32.25	26.00
Third Quarter	28.88	18.63
Fourth Quarter	28.75	16.44
Fiscal Year Ended January 30, 1999
First Quarter	$17.13	$12.25
Second Quarter	22.83	15.67
Third Quarter	23.42	17.00
Fourth Quarter	32.50	21.13

    Staples has never paid a cash dividend on its Staples RD Stock. Staples presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Staples' revolving credit agreement restricts the payment of dividends.

    Between November 17, 1999 and February 7, 2000, we sold 12,892,308 shares of unregistered Staples.com Stock to investors and members of the Board for an aggregate purchase price of $20,787,000 in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") which Staples will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item will appear under the headings "Election of Directors" and "Directors and Executive Officers of Staples" in the Company's Proxy Statement, which sections are incorporated herein by reference.

Item 11. Executive Compensation

Summary Compensation

    The following table sets forth certain information concerning the compensation for each of the last three fiscal years of Staples' Chief Executive Officer and the four other most highly compensated executive officers during the fiscal year ended January 29, 2000 (the "Senior Executives").

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (2)	Restricted Stock Awards ($) (3)		Staples RD Stock Options (#) (3)		Staples.com Stock Options (#)	All Other Compensation ($) (4)
Thomas G. Stemberg Chairman and CEO	1999 1998 1997	682,083 645,883 587,500		525,147 673,556 446,172	2,075,000 2,606,250 1,543,434	(5) (6) (7)	300,000 2,400,000 360,000		2,129,120 — —	22,844 17,769 13,924
Ronald L. Sargent President, Chief Operating Officer	1999 1998 1997	522,917 449,083 392,084		322,078 349,261 218,235	1,556,250 1,282,032 1,005,552	(8) (9) (10)	225,000 1,361,250 375,000		1,096,840 — —	31,934 32,193 29,583
John J. Mahoney Exec. Vice President, Chief Financial Officer, Chief Administrative Officer	1999 1998 1997	463,000 439,250 395,834		261,413 335,880 220,160	933,750 1,172,813 1,033,614	(11) (12) (13)	90,000 585,000 330,000		638,736 — —	41,876 42,848 35,553
Joseph S. Vassalluzzo Vice Chairman	1999 1998 1997	463,000 439,250 391,250		261,413 325,636 198,007	933,750 1,064,202 776,394	(14) (15) (16)	90,000 585,000 220,312		638,736 — —	46,947 48,150 43,774
John C. Bingleman President—Staples International	1999 1998 1997	428,292 410,735 385,883	(19)	225,865 311,889 215,555	— 5,460,947 —	(17) (20)	— 450,000 —	(20)	— — —	51,966 150,152 56,976	(18)

(1)
In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive for each year shown.

(2)
Represents amounts paid under Staples' Executive Officer Incentive plan or executive bonus plan for the relevant fiscal year.

(3)
Amounts reflect the three-for-two stock splits effected on January 30, 1998 and January 28, 1999, as applicable.

(4)
Except as noted below, represents an actuarial equivalent benefit to the Senior Executive from payment of annual premiums by the Company under a split dollar insurance program. Because of differences in Mr. Stemberg's insurance policy, Mr. Stemberg's benefit is calculated using a method that, at this time, results in a lower benefit.

(5)
On October 1, 1999, Mr. Stemberg was awarded 100,000 shares of PARS with a per share value of $20.75. As of January 29, 2000, these restricted shares owned by Mr. Stemberg had a total value of $2,150,000. See "Performance Accelerated Restricted Stock Awards."

(6)
On October 1, 1998, Mr. Stemberg was awarded 150,000 shares of PARS with a per share value of $17.375. As of January 29, 2000, these restricted shares owned by Mr. Stemberg had a total value of $3,225,000. See "Performance Accelerated Restricted Stock Awards."

(7)
On October 1, 1997, Mr. Stemberg was awarded 123,750 shares of PARS with a per share value of $12.4722. As of May 1, 1999, these shares were no longer restricted and had a total value of $3,712,500. See "Performance Accelerated Restricted Stock Awards."

(8)
On October 1, 1999, Mr. Sargent was awarded 75,000 shares of PARS with a per share value of $20.75. As of January 29, 2000, these restricted shares owned by Mr. Sargent had a total value of $1,612,500. See "Performance Accelerated Restricted Stock Awards."

(9)
On October 1, 1998, Mr. Sargent was awarded 67,500 shares of PARS with a per share value of $17.375. On January 1, 1999, Mr. Sargent was awarded 3,750 shares of PARS with a per share value of $29.125. As of January 29, 2000, these restricted shares owned by Mr. Sargent had a combined total value of $1,531,875. See "Performance Accelerated Restricted Stock Awards."

(10)
On October 1, 1997, Mr. Sargent was awarded 80,623 shares of PARS with a per share value of $12.4722. As of May 1, 1999, these shares were no longer restricted and had a total value of $2,418,690. See "Performance Accelerated Restricted Stock Awards."

(11)
On October 1, 1999, Mr. Mahoney was awarded 45,000 shares of PARS with a per share value of $20.75. As of January 29, 2000, these restricted shares owned by Mr. Mahoney had a total value of $967,500. See "Performance Accelerated Restricted Stock Awards."

(12)
On October 1, 1998, Mr. Mahoney was awarded 67,500 shares of PARS with a per share value of $17.375. As of January 29, 2000, these restricted shares owned by Mr. Mahoney had a total value of $1,451,250. See "Performance Accelerated Restricted Stock Awards."

(13)
On October 1, 1997, Mr. Mahoney was awarded 82,873 shares of PARS with a per share value of $12.4722. As of May 1, 1999, these shares were no longer restricted and had a total value of $2,486,190. See "Performance Accelerated Restricted Stock Awards."

(14)
On October 1, 1999, Mr. Vassalluzzo was awarded 45,000 shares of PARS with a per share value of $20.75. As of January 29, 2000, these restricted shares owned by Mr. Vassalluzzo had a total value of $967,500. See "Performance Accelerated Restricted Stock Awards."

(15)
On October 1, 1998, Mr. Vassalluzzo was awarded 61,249 shares of PARS with a per share value of $17.375. As of January 29, 2000, these restricted shares owned by Mr. Vassalluzzo had a total value of $1,316,854. See "Performance Accelerated Restricted Stock Awards."

(16)
On October 1, 1997, Mr. Vassalluzzo was awarded 62,250 shares of PARS with a per share value of $12.4722. As of May 1, 1999, these shares were no longer restricted and had a total value of $1,867,500. See "Performance Accelerated Restricted Stock Awards."

(17)
On September 1, 1998, Mr. Bingleman was awarded 281,250 shares of PARS with a per share value of $19.4167. As of January 29, 2000, these restricted shares owned by Mr. Bingleman had a total value of $6,046,875. See "Performance Accelerated Restricted Stock Awards."

(18)
Includes reimbursement of $95,886 for relocation expenses.

(19)
Includes payment of $25,420 paid to Mr. Bingleman by Staples' Canadian subsidiary, The Business Depot, Ltd.

(20)
Mr. Bingleman was not granted options or PARS during fiscal 1997 as a result of his assumption of new responsibilities for international operations. Staples developed a long-term compensation strategy for certain international executives, including Mr. Bingleman, that was implemented during fiscal 1998.

Performance Accelerated Restricted Stock ("PARS") Awards

    In order to maintain Staples' high risk-high reward philosophy, the Compensation Committee adopted, as part of the Amended and Restated 1992 Equity Incentive Plan, a PARS plan (the "Plan") for certain key executives. Under the Plan, shares of Staples RD Stock are granted to executives in consideration for services. The shares are "restricted" in that they may not be sold or transferred by the executive until they "vest." Staples' PARS issued in fiscal 1999 will vest on February 1, 2004 subject to acceleration upon achievement of certain pre-determined earnings per share ("EPS") growth targets over the next two to five fiscal years. Staples' PARS issued in fiscal 1998 will vest on May 1, 2000 as a result of Staples exceeding EPS targets for fiscal 1999.

    Staples' PARS that were issued in fiscal 1997 vested on May 1, 1999 as a result of Staples exceeding target EPS for such PARS for fiscal 1998. EPS growth targets are determined by the Compensation Committee and approved by the Board of Directors each year for grants under the Plan in that year. Once the PARS have vested, they become "unrestricted" and may be freely sold or transferred. Generally, the PARS are forfeited if the executive's employment with Staples terminates prior to vesting.

Option Grants

    The following table sets forth certain information concerning grants of stock options during the fiscal year ended January 29, 2000 for each of the Senior Executives.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share(2)	Expiration Date	Grant Date Present Value(3)
Thomas G. Stemberg
Staples RD Stock	300,000	4.33%	$30.9375	7/1/2009	$2,784,000
Staples.com Stock	2,129,120	8.42%	$1.6250	11/9/2009	$1,064,560
Ronald L. Sargent
Staples RD Stock	225,000	3.25%	$30.9375	7/1/2009	$2,088,000
Staples.com Stock	1,096,840	4.34%	$1.6250	11/9/2009	$548,420
John J. Mahoney
Staples RD Stock	90,000	1.30%	$30.9375	7/1/2009	$835,200
Staples.com Stock	638,736	2.53%	$1.6250	11/9/2009	$319,368
Joseph S. Vassalluzzo
Staples RD Stock	90,000	1.30%	$30.9375	7/1/2009	$835,200
Staples.com Stock	638,736	2.53%	$1.6250	11/9/2009	$319,368
John C. Bingleman
Staples RD Stock	—	—	—	—	—
Staples.com Stock	—	—	—	—	—

(1)
Each of the Staples RD Stock options granted becomes exercisable in full on the third anniversary of the date of grant, provided that the optionee continues to be employed by Staples on such date. Each of the Staples.com Stock options granted is exercisable in full on the date of grant, however the shares are restricted by the following vesting schedule: 25% of such shares will vest one year after the date of grant and the remaining 75% of such shares shall vest in equal monthly installments (2.083% per month) over the following 36 months, provided that the optionee continues to be employed by Staples on such dates. The exercisability of the Staples RD Stock options and the vesting of the Staples.com Stock options are accelerated under certain circumstances.

(2)
The exercise price is equal to the fair market value per share of Common Stock on the date of grant.

(3)
The estimated present value at grant date has been calculated using a Black-Scholes option pricing model, based upon the following assumptions: a six year expected life of option; a dividend yield of 0.0%; expected volatility of 36.1% for Staples RD Stock options and 35.8% for Staples.com Stock options; and a risk-free interest rate of 5.82% for Staples RD Stock options and 6.11% for Staples.com Stock options, representing the interest rate on a U.S. Government zero-coupon bond on the date of grant, with a maturity corresponding to the expected life of the option. Values are adjusted to reflect a risk of forfeiture due to vesting requirements.

Option Exercises and Holdings

    The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended January 29, 2000 by each of the Senior Executives and the number and value of unexercised options held by each of the Senior Executives on January 29, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR END
FISCAL YEAR-END OPTION VALUES

Name	No. of Shares of Common Stock Acquired On Exercise	Value Realized(1)	No. of Shares of Common Stock Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End (2) Exercisable/Unexercisable
Thomas G. Stemberg
Staples RD Stock	500,000	$8,298,100	1,940,544/3,060,000	$30,418,808/$7,440,072
Staples.com Stock	2,129,120	$0	0/0	$0/$0
Ronald L. Sargent
Staples RD Stock	99,029	$2,917,612	685,313/1,792,500	$7,386,441/$4,627,407
Staples.com Stock	1,096,840	$0	0/0	$0/$0
John J. Mahoney
Staples RD Stock	0	$0	416,250/937,500	$4,559,362/$4,178,658
Staples.com Stock	638,736	$0	0/0	$0/$0
Joseph S. Vassalluzzo
Staples RD Stock	0	$0	1,322,872/827,812	$21,139,028/$3,028,577
Staples.com Stock	638,736	$0	0/0	$0/$0
John C. Bingleman
Staples RD Stock	123,750	$2,058,565	810,842/450,000	$13,882,742/$637,515
Staples.com Stock	0	$0	0/0	$0/$0

(1)
Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.

(2)
Based on the fair market value of the common stock on January 29, 2000 ($21.50 per share), less the option exercise price.

Director Compensation

    Under the Amended and Restated 1990 Director Stock Option Plan (the "Amended and Restated Director Plan") during the fiscal year ended January 29, 2000, Directors were compensated exclusively through equity rather than receiving a portion of their compensation in cash. Accordingly, other than as indicated below, non-employee Directors did not receive any fees or other cash compensation for their services as Directors, other than reimbursement for expenses incurred in attending meetings of the Directors. Senator Mitchell provides consulting services to the Company in return for an annual fee of $75,000, which during the fiscal year ended January 29, 2000 the Company paid to Senator Mitchell in Staples RD Stock.

    Under the Amended and Restated Director Plan, options and Performance Accelerated Restricted Stock ("PARS") awards may be granted with respect to either Staples RD Stock or Staples.com Stock (collectively, "Common Stock"). All options or PARS granted under the Plan, as provided below, shall be granted with respect to either series of Common Stock, or a combination of both series, as determined in the sole discretion of the Board of Directors. Pursuant to the Amended and Restated Director Plan, each new member of the Board of Directors is granted an option to purchase 15,000 shares of Common Stock upon such person's initial election to the Board. In addition, the Amended and Restated Director Plan provides for an annual stock option grant to each non-employee Director to purchase a number of shares equal to 3,000 multiplied by the number of regularly scheduled meeting days attended by such non-employee Director during the preceding year (up to a maximum of 15,000 shares). In addition, at the first regularly scheduled Board of Directors meeting following the end of each fiscal year of the Company in which performance targets are established relating to PARS awarded to executive officers of the Company, each non-employee Director is granted 400 PARS for each regularly scheduled meeting day attended by such Director during the preceding year (up to a maximum of 2,000 PARS); and each of the Lead Director and the Chairman of the Audit, Compensation and Governance Committees of the Board of Directors is granted 200 PARS for each regularly scheduled meeting day of the Board of Directors attended by such Director during the previous twelve months (up to a maximum of 1,000 PARS).

    With respect to the fiscal year ended January 29, 2000 and in accordance with the Amended and Restated Director Plan, on March 7, 2000 each of Ms. Burton and Messrs. Anderson, Heisey, Moriarty, Nakasone, Trust and Walsh was granted an option to purchase 15,000 shares of Common Stock, Messrs. Mitchell, Moody and Romney were granted an option to purchase 12,000 shares; and Ms. Whitman was granted an option to purchase 9,000 shares of Common Stock, each at an exercise price of $19.375 per share. Pursuant to the Amended and Restated Director Plan, at the next Board of Directors meeting in which performance targets are established relating to PARS, the following will be awarded: Mr. Moody will be awarded 3,200 PARS; Mr. Anderson will be awarded 3,000 PARS; Mr. Trust will be awarded 2,600 PARS; Mr. Nakasone will be awarded 2,400 PARS; Ms. Burton and Messrs. Heisey, Moriarty and Walsh will be awarded 2,000 PARS; Senator Mitchell and Mr. Romney will be awarded 1,600 PARS and Ms. Whitman will be awarded 1,200 PARS.

    In addition, on March 7, 2000, the Board of Directors approved amendments to the Amended and Restated Director Plan, which, upon stockholder approval, will entitle the non-employee Directors to receive options to purchase Staples.com Stock. Accordingly, upon stockholder approval of such amendments, each of Ms. Burton and Messrs. Anderson, Heisey, Moriarty, Nakasone, Trust and Walsh will be granted an option to purchase 6,500 shares of Staples.com Stock; Messrs. Mitchell, Moody and Romney will be granted an option to purchase 5,200 shares of Staples.com Stock; and Ms. Whitman will be granted an option to purchase 3,900 shares of Staples.com Stock.

    All stock options under the Amended and Restated Director Plan are granted at an exercise price equal to the fair market value of the Common Stock on the date of grant, and generally become exercisable on a cumulative basis in four equal annual installments, commencing on the first anniversary of the date of grant.

    Recipients of PARS own shares of Staples RD Stock under terms that provide for vesting over a period of time and a right to repurchase in favor of the Company with respect to unvested stock, at a price equal to their original purchase price (if any), when the recipient ceases to be a Director of the Company. Except as otherwise determined by the Board of Directors, all PARS issued under the Amended and Restated Director Plan shall be issued without the payment of any cash purchase price by the recipient. The restrictions on transfer and forfeiture provisions of the PARS to be granted to the non-employee Directors shall lapse on the same basis as PARS awarded to the Company's executive officers for the fiscal year ended January 29, 2000. "See "Executive Compensation—Performance Accelerated Restricted Stock Awards".

Employment Contracts, Termination of Employment and Change-in-Control Agreements with Senior Executives

    Staples has entered into Severance Benefit Agreements (the "Severance Agreements") with each of the Senior Executives. Under the Severance Agreements, the Senior Executives would be entitled to continuation of salary and other benefits for (i) 18 months in the case of Mr. Stemberg, and (ii) 12 months in the case of Messrs. Bingleman, Mahoney, Sargent and Vassalluzzo, following termination of employment by Staples without cause (or "constructive discharge" as provided in the Severance Agreements). Each Senior Executive would receive such benefits for an additional period of six months if such termination occurred within two years following a "change in control" of Staples (as defined in the Severance Agreements). A change in control of Staples also results in a partial acceleration of the exercisability of outstanding options held by the Senior Executives (and all Staples associates) and a discharge without cause (or resignation for good reason) within one year after a change in control results in the acceleration in full of all options and PARS. In the event Mr. Mahoney is terminated without cause within one year after a change of control, Staples would also guarantee to him that the sum of all severance payments plus the total gain realized and realizable upon the sale and/or exercise of his PARS and/or options would equal at least $2,000,000.

Compensation Committee Interlocks and Insider Participation

    Messrs. Heisey, Nakasone and Trust, all non-employee Directors of Staples, served on the Compensation Committee for the entire fiscal year ended January 29, 2000. Ms. Whitman joined the Committee in June 1999.

    Staples leases its Cedar Rapids, Iowa store from Toys "R" Us. Mr. Nakasone was Chief Executive Officer of Toys "R" Us from February 1998 to August 1999. The initial term of this lease, which commenced on October 8, 1996, is 15 years. Staples may renew the lease for two additional five year periods.

Compensation Committee Report on Executive Compensation

    Staples' executive compensation program is administered by the Compensation Committee composed of the non-employee Directors listed below. Staples' executive compensation program is designed to retain and reward executives who are responsible for leading Staples in achieving its business objectives. All decisions by the Compensation Committee relating to the compensation of Staples' executive officers are reviewed by the full Board. This report is submitted by the Compensation Committee and addresses Staples' compensation policies for fiscal 1999 and forward as they affected the Chief Executive Officer and the other executive officers of Staples.

Compensation Philosophy

    The objectives of the executive compensation program are to (i) align compensation with business objectives, individual performance and the interests of Staples' stockholders, (ii) motivate and reward high levels of performance, (iii) recognize and reward the achievement of Company and/or business unit goals, and (iv) enable Staples to attract, retain and reward executive officers who contribute to the long-term success of Staples.

    The Committee's executive compensation philosophy is that a significant portion of executive compensation should be tied directly to the performance of Staples as a whole. The base salaries paid to executives are targeted by the Committee to fall at or below the 40th percentile of the pay practices of publicly traded companies in the retail industry (including companies in the Standard & Poor's Retail Composite Index contained in the stock performance graph contained in this Annual Report on Form 10-K, as determined by The Hay Group ("Hay"), an international compensation and human resource consulting firm. The Committee seeks, however, to provide its executives with opportunities for compensation substantially higher than base salary through performance-based bonuses, stock options and PARS. The Committee also believes that bonus awards tied to achievement of pre-approved performance goals serve as an influential motivator to its executives and help to align the executives' interests with those of the stockholders of Staples. The Committee also continues to believe that a substantial portion of the compensation of Staples' executives should be linked through Staples' stock option and PARS program to the success of Staples' stock in the marketplace. Stock options and PARS further align the interests of management and stockholders and assist in the retention of valued executives.

Status of the Executive Compensation Program

    Based on information provided by Hay and consistent with Staples' objectives and philosophy, the Committee targeted total annual compensation (salary, cash bonus and stock) to fall above the median for total annual compensation for similar positions in the group of retail companies used in the Hay study.

  •
  Salaries: The Committee targets base annual salary for executive officers including the Senior Executives to be at the 40th percentile of the annual base salary for comparable positions in the Hay study group.

  •
  Bonus: Each of Staples' executive officers, including the Senior Executives, was eligible to participate in Staples' Executive Officer Incentive Plan in fiscal 1999 (the "Bonus Plan"). The Bonus Plan provided for the payment of a range of cash bonuses to executive officers based on "stretch" objectives relating to company-wide earnings per share, return on net assets, and customer service goals.

  The earnings per share, return on net assets and customer service goals for the Bonus Plan were determined by the Committee and approved by the Board of Directors at the beginning of fiscal 1999. In each case, these bonus goals represented "stretch" objectives, requiring performance in excess of amounts set for budget purposes to achieve target bonus payouts. The Committee established target bonus payouts for executives in an attempt to bring the cash portion of total annual compensation (base salary plus target bonus) to approximately the median of the cash compensation paid to the Hay comparison group.

  For fiscal 1999, Staples exceeded stretch objectives for earnings per share and fell short of the customer service and return on net assets objectives.

  •
  Stock Options: In addition to base salary and bonus, Staples' executives are also granted annually performance-based long-term incentives represented by stock options. The intent of these awards is to further encourage retention and promote identity of interest with Staples' stockholders. The 1992 Equity Incentive Plan was amended and restated in 1999 to provide for awards of options of either Staples RD Stock and/or Staples.com Stock. In determining whether awards of Staples RD Stock or Staples.com stock, or both, will be made to specific employees, consideration is given to, among other things, the identity of the Business to which the employee provides services. The incentive compensation committee also considers the fact that in the emerging Internet economy in which

    Staples competes for executives, stock options are an important part of executive compensation packages and are frequently offered in substantial amounts to attract talented and experienced executives to join startups and other less established businesses. The continued future success of Staples, in general, and Staples.com, in particular, is dependent on the ability to attract and retain key executives. Accordingly, the incentive plan committee considers data about the level of stock options awarded, not only in companies in its competitive business group, but also in the competitive labor market in which we compete for executive talent. Annual stock option awards were made to executive officers in July 1999, the same time that stock option awards were made to all stock option eligible employees of the Company. At that time, Staples RD Stock was the only authorized series of Company common stock. In November 1999, subsequent to shareholder approval of the Amended and Restated 1992 Equity Incentive Plan, options to purchase shares of Staples.com Stock were granted to all stock option eligible employees, including the Senior Executives. In granting these options, the Committee considered the influence and business drivers within each executives' area of responsibility on the Staples.com business and Staples Retail and Delivery business. Loans were arranged through a third party for certain senior executives to encourage and promote the purchase of Staples.com options.

  •
  Performance Accelerated Restricted Stock (PARS): In order to maintain Staples' high risk-high reward philosophy, help retain key executives, maintain focus on stockholder returns and deliver the possibility of total direct compensation above the median of the Hay comparison group, the Committee has adopted the use of PARS for certain key management, including its executive officers. The shares are "restricted" in that they may not be sold or transferred by the executive until they "vest". Staples' PARS issued in fiscal 1999 will vest on February 1, 2004 subject to acceleration if Staples achieves certain pre-determined compound EPS growth over the next two to five fiscal years. EPS growth targets are determined by the Committee and approved by the Board of Directors each year for grants of PARS in that year. Once the PARS have vested, they become "unrestricted" and may be sold or transferred.

    In 1998, Staples developed a long term compensation strategy specifically for Mr. Bingleman, President—International. This plan provided Mr. Bingleman with a restricted stock grant vesting five years from date of grant, subject to accelerated vesting based on the attainment of certain event based and financial objectives relating to Mr. Bingleman's responsibilities for certain of Staples international operations. This grant is in lieu of certain annual stock options and PARS grants under the stock option/ PARS program.

    Mr. Stemberg, Staples' Chief Executive Officer, is eligible to participate in the same executive compensation program available to other Staples executives, and his total annual compensation, including compensation derived from the Bonus Plan and stock option/PARS program, was set by the Committee in accordance with the same criteria. Mr. Stemberg's annual salary was increased in fiscal 1999 from $650,000 to $685,000. Mr. Stemberg's annual salary remained below the 25th percentile for the Chief Executive Officer position within the Hay comparison group. Under the Bonus Plan, Mr. Stemberg was paid a bonus of $526,567 placing his total cash compensation below the 40th percentile of the Hay comparison group. In fiscal 1999, the Committee granted Mr. Stemberg 100,000 PARS and options to purchase 300,000 shares of Staples RD Stock under the options/PARS program. In addition, Mr. Stemberg was granted an option to purchase 2,129,120 shares of Staples.com Stock in November 1999. These grants were valued and based on the same factors the Committee considered in fixing the size of other executive PARS and stock option grants. Using the Hay/Black-Scholes valuation for options, total annual compensation to Mr. Stemberg in fiscal 1999 placed him above the median of the Hay comparison group.

Tax Considerations

    Under Section 162(m) of the Internal Revenue Code of 1986, as amended, certain executive compensation in excess of $1 million paid to a public company's five most highly-paid executives is not deductible for federal income tax purposes unless the executive compensation is awarded under a performance-based plan approved by the stockholders. In 1998, the Committee adopted and Staples shareholders approved the Bonus Plan in compliance with Section 162 (m). The Company's stock option plans are performance based, and accordingly, comply with Section 162(m). Finally, while the Company's PARS program has a significant performance component, it cannot be qualified under 162(m) without compromising valuable executive incentives which the Committee believes outweigh any tax benefit to the Company.

Compensation Committee:	Martin Trust, Chairman W. Lawrence Heisey Robert C. Nakasone Margaret C. Whitman

Stock Performance Graph

    The following graph compares the cumulative total stockholder return on Staples RD Stock between January 28, 1995 and January 29, 2000 (the end of fiscal 1999) with the cumulative total return of (i) Standard & Poor's 500 Composite Index and (ii) the Standard & Poor's Retail Store Composite Index. This graph assumes the investment of $100.00 on January 28, 1995 in Staples RD Stock, the Standard & Poor's 500 Composite Index and the Standard & Poor's Retail Store Composite Index, and assumes dividends are reinvested. Measurement points are February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999 and January 29, 2000 (Staples' last five fiscal year ends).

Dividends Reinvested
TOTAL RETURN TO STOCKHOLDERS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	28-Jan-95	3-Feb-96	1-Feb-97	31-Jan-98	30-Jan-99	29-Jan-00
SPLS	100.00	157.73	190.21	252.84	597.58	448.84
S&P Retail Composite	100.00	106.90	123.92	184.69	301.05	296.03
S&P 500	100.00	135.17	167.13	208.40	272.04	289.16

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item will appear under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item will appear under the heading "Directors and Executive Officers of Staples—Executive Compensation" in the Company's Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Staples, Inc. are included as  Appendix C  of this Report:

    Staples, Inc.:
    Consolidated Balance Sheets—January 29, 2000 and January 30, 1999.
    Consolidated Statements of Income—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Consolidated Statements of Stockholders' Equity—Fiscal years ended January 29, 2000,
      January 30, 1999, and January 31, 1998.
    Consolidated Statements of Cash Flows—Fiscal years ended January 29, 2000, January 30,
      1999, and January 31, 1998.
    Notes to Consolidated Financial Statements.

    Staples Retail and Delivery:
    Combined Balance Sheets—January 29, 2000 and January 30, 1999.
    Combined Statements of Income—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Combined Statements of Group Equity—Fiscal years ended January 29, 2000, January 30,
      1999, and January 31, 1998.
    Combined Statements of Cash Flows—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Notes to Combined Financial Statements.

    Staples.com:
    Combined Balance Sheets—January 29, 2000 and January 30, 1999.
    Combined Statements of Operations—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Combined Statements of Group Equity—Fiscal years ended January 29, 2000, January 30,
      1999, and January 31, 1998.
    Combined Statements of Cash Flows—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Notes to Combined Financial Statements.

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

(b)
Reports on Form 8-K.

    Not applicable.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2000.

STAPLES, INC.
By:	/s/ THOMAS G. STEMBERG Thomas G. Stemberg Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Capacity

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ BASIL L. ANDERSON Basil L. Anderson	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ W. LAWRENCE HEISEY W. Lawrence Heisey	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
/s/ JAMES L. MOODY, JR. James L. Moody, Jr.	Director
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director

/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
/s/ W. MITT ROMNEY W. Mitt Romney	Director
/s/ RONALD L. SARGENT Ronald L. Sargent	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
/s/ MARGARET C. WHITMAN Margaret C. Whitman	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ PATRICK HICKEY Patrick Hickey	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Item 6.	APPENDIX A

FINANCIAL HIGHLIGHTS(1)

(Dollar Amounts in thousands, Except Per Share Amounts)

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Statement of Income Data:
Sales	$8,936,809	$7,123,189	$5,732,145	$4,493,589	$3,565,235
Gross profit	2,215,246	1,726,266	1,060,245	1,354,455	809,451
Historical net income	314,988	185,370	167,914	144,742	108,428
Pro forma net income attributed to Staples RD Stock(2)(5)(6)	316,074	183,583	153,140	129,421	94,539
Pro forma net loss attributed to Staples.com Stock(5)(6)	(1,086)	(27)	(12)	(8)	—
Basic earnings/(loss) per common share:
Historical net income per common share(2)(7)		0.43	0.41	0.36	0.28
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.42
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)	(0.05)
Pro forma net income per common share—Staples RD Stock(5)(6)(7)	0.69	0.43	0.38	0.32	0.24
Pro forma net loss per common share—Staples.com Stock(5)(6)(7)	(0.08)	—	—	—	—
Diluted earnings/(loss) per common share:
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.41
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)	(0.05)
Historical net income per common share(2)(7)		0.41	0.39	0.35	0.27
Pro forma net income per common share—Staples RD Stock(5)(6)(7)	0.67	0.41	0.36	0.31	0.23
Pro forma net loss per common share—Staples.com Stock(5)(6)(7)	(0.08)	—	—	—	—
Dividends	—	—	—	—	—

A-1

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Selected Operating Data (at period end):
Stores open	1,129	913	742	557	443
Balance Sheet Data:
Working capital	$738,547	$798,768	$803,660	$623,835	$580,244
Total assets	3,846,076	3,179,266	2,638,862	1,955,636	1,552,199
Total long-term debt, less current portion	500,903	205,015	518,959	402,985	351,508
Stockholders' equity	1,828,813	1,656,886	1,094,485	875,823	712,141

(1)
On May 21, 1998, the Company acquired Quill Corporation ("Quill"). This transaction has been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of Quill for all periods presented.

  Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in January 1999, January 1998, March 1996 and July 1995. See Note K of Notes to Consolidated Financial Statements.

(2)
Historical earnings per share is omitted for the fourth quarter of fiscal year ending January 29, 2000 for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples common stock as Staples RD Stock. In its place, historical earnings per share is presented for Staples RD Stock and Staples.com Stock for this period. See Note A of Notes to Consolidated Financial Statements.

(3)
Results of operations for this period include a $41,000,000 charge relating to costs incurred in connection with the merger with Quill and a $49,706,000 charge relating to store closure costs.

(4)
Results of operations for this period include a $29,665,000 charge relating to costs incurred in connection with the proposed merger with Office Depot, Inc.

(5)
Pro forma net income/(loss) for periods January 31, 1998 through February 3, 1996 include a provision for income taxes on the previously untaxed earnings of Quill, which had been an S Corporation prior to its acquisition by the Company.

(6)
Pro forma information is calculated to give effect to the sale of 12,792,308 shares of Staples.com Stock in private placements. In presenting this pro forma information, those transactions were assumed to have occurred on February 4, 1996, its 1st year of operation.

(7)
Earnings per common share have been restated to reflect three-for-two stock splits effective January 1999, January 1998, March 1996 and July 1995.

    The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31 of the following calendar year.

A-2

Item 7.	APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

    On November 9, 1999, the stockholders of Staples, Inc. ("Staples" or the "Company") approved a proposal, "the Tracking Stock Proposal," which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, to be designated as Staples.com common stock ("Staples.com Stock"), and intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to reflect the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com.

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

    The Staples RD and Staples.com combined financial statements comprise all of the accounts included in the consolidated financial statements of Staples. The separate business combined financial statements give effect to all allocation and related party transaction policies as adopted by the Board of Directors (the "Board").

    The Company now provides to the holders of both Staples RD Stock and Staples.com Stock separate financial statements, financial reviews, descriptions of the business, and other relevant information for Staples RD and Staples.com, as well as consolidated financial information of the Company. Notwithstanding the allocation of assets and liabilities, including contingent liabilities between Staples RD and Staples.com for the purposes of preparing their respective combined financial statements, this allocation and the change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business's liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company which may not reflect the actual trading prices, if any, of the respective businesses at such time.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other businesses and the market price of the stock relating to the other businesses. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, the Staples consolidated financial statements should be read in conjunction with the Annual Report and the combined financial information of Staples RD and Staples.com contained in this report.

Results of Operations

Comparison of Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

    General.  During the fiscal year ended January 30, 1999, Staples acquired, in a pooling of interests transaction, Quill Corporation and certain related entities (collectively referred to as "Quill") with 1997 net sales of approximately $551,000,000. The financial information set forth below includes adjustments to give effect to the acquisition of Quill for all periods presented. Prior to its acquisition by Staples, Quill elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented at an assumed rate of 40%. The statement of income combines Staples' historical operating results for the fiscal year ended January 31, 1998 with corresponding Quill operating results for the year ended December 31, 1997.

    Sales.  Sales increased 25.5% to $8,936,809,000 in the fiscal year ended January 29, 2000 from $7,123,189,000 in the fiscal year ended January 30, 1999. Sales increased 24.3% to $7,123,189,000 in the fiscal year ended January 30, 1999 from $5,732,145,000 in the fiscal year ended January 31, 1998. The growth in each year was attributable to an increase in the number of open stores, and increased sales in existing stores and in the delivery and contract stationer segments of our business. Comparable store and delivery hub sales for the fiscal year ended January 29, 2000 increased 9% over the fiscal year ended January 30, 1999. Comparable store and delivery hub sales for the year ended January 30, 1999 increased 11% over the year ended January 31, 1998. Staples had 1,129 open stores as of January 29, 2000, 913 open stores as of January 30, 1999, and 742 open stores as of January 31, 1998. The January 29, 2000 total includes 175 stores opened, 42 stores acquired and one store closed during the twelve months ended January 29, 2000.

    Gross Profit.  Gross profit as a percentage of sales was 24.8% for the fiscal year ended January 29, 2000, 24.2% for the fiscal year ended January 30, 1999, and 23.6% for the fiscal year ended January 31, 1998. The gross profit rate was increased by continually improving margins in the retail and delivery business segments due to lower product costs from vendors and increased buying efficiencies as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. Furthermore, the addition of Staples Communications, which has higher gross profit margins than Staples' traditional business units, contributed to the increase in gross profit over the prior year. These increases were partially offset by continued price reductions.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 14.5% of sales for the fiscal year ended January 29, 2000, 13.9% of sales for the fiscal year ended January 30, 1999, and 14.1% of sales for the fiscal year ended January 31, 1998. The increase as a percentage of sales for the year ended January 29, 2000 was primarily due to increased costs of investing in our selling operations, including mainly retail and call center personnel, increased marketing costs in our delivery operations and Staples.com and the addition of Staples Communications. Staples Communications has higher operating and selling expenses as a percentage of sales than Staples' traditional business units. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

    Pre-opening expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $94,000 per store for the stores opened during fiscal year ended January 29, 2000, $80,000 per store for stores opened during fiscal year ended January 30, 1999, and $73,000 per store for the stores opened during fiscal year ended January 31, 1998. The increase during the fiscal year ended January 29, 2000 was due primarily to increased openings outside of the United States which generally involve higher pre-opening expenses per store.

    General and Administrative.  General and administrative expenses as a percentage of sales were 4.0% for the fiscal year ended January 29, 2000, 4.2% for the fiscal year ended January 30, 1999, and 3.9% for the fiscal year ended January 31, 1998. The decrease as a percentage of sales for the year ended January 29, 2000 compared to the year ended January 30, 1999 was primarily due to decreased Year 2000 compliance and other information systems ("IS") costs, synergies realized from the Quill integration and Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct businesses. These decreases were partially offset by costs incurred for new businesses, including Staples Communications and Staples.com, which have higher general and administrative expenses as a percentage of sales than Staples' traditional business units.

    Amortization of Goodwill.  Amortization of goodwill totaled $12,014,000 in fiscal year January 29, 2000, $3,739,000 in fiscal year January 30, 1999 and $3,581,000 in fiscal year January 31, 1998. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998, Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999, and Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999.

    Merger-Related and Integration Costs.  In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Through January 29, 2000, Staples paid approximately $24,000,000, which consists primarily of transaction and employee related costs. During the year ended January 31, 1998, Staples charged to expense non-recurring costs of $29,665,000 in connection with the proposed merger with Office Depot, Inc.

    Store Closure Charge.  In December 1998, Staples committed to a plan to close and relocate stores which cannot be expanded and upgraded to the Company's current store model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. This charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. At January 29, 2000, the Company had executed lease agreements for a majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. Through January 29, 2000, the Company has paid approximately $476,000 in costs related to the store closures and $34,110,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures.

    Interest and Other Expense, Net.  Net interest and other expense totaled $17,101,000 in the fiscal year ended January 29, 2000, $17,370,000 in the fiscal year ended January 30, 1999 and $21,955,000 in the fiscal year ended January 31, 1998. The interest expense relates primarily to existing borrowings. The decrease in interest expense during the years ended January 29, 2000 and January 30, 1999 is due primarily to the conversion of the Company's $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

    Equity in Loss of Affiliates.  Staples' equity in loss of affiliates was $5,953,000 in the year ended January 31, 1998. Staples recorded no equity in loss of affiliates for the year ended January 29, 2000 and January 30, 1999, due to the acquisition of Staples UK on May 6, 1997 and Staples Germany on May 7, 1997. As a result of the acquisitions, Staples' ownership interest in Staples UK increased to 100% and its ownership of Staples Germany increased to approximately 92% which was increased to 100% in December 1998. The transactions were accounted for in accordance with the purchase method of accounting, and accordingly, the consolidated results of these entities are reflected in Staples' financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Germany were accounted for under the equity method which resulted in Staples' share of losses from operations being included in Equity in Loss of Affiliates.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 39% for fiscal year ended January 29, 2000, 39.5% for fiscal year ended January 30, 1999 and 32.8% for fiscal year ended January 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.1% for the fiscal year ended January 30, 1999 and 38.7% for the year ended January 31, 1998. The increase in the pro forma tax rate in fiscal year 1998 and 1999 was primarily due to non-deductible merger-related costs.

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the years ended January 29, 2000, January 30, 1999 and January 31, 1998, Staples also utilized its revolving credit facility to support its various growth initiatives.

    Staples opened 175 stores and closed one store in the fiscal year ended January 29, 2000, opened 174 stores and closed three stores in the fiscal year ended January 30, 1999, and opened 130 stores and closed one store in the fiscal year ended January 31, 1998. In addition, in the fiscal year ended January 29, 2000, 42 stores were added as a result of the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal. In the fiscal year ended January 31, 1998, 56 stores were added through the acquisition of Staples UK and Staples Germany. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. As the Company expands its contract and direct mail businesses worldwide, Staples anticipates that its accounts receivable portfolio will grow. Receivables from its vendors under rebate, cooperative advertising and marketing programs are a significant percentage of Staples' total receivables and tend to fluctuate somewhat seasonally. Staples also utilized capital equipment financings to fund current working capital requirements. During the year ended January 30, 1999, Staples paid approximately $14 million of mortgages in full on five distribution centers acquired from Quill.

    As of January 29, 2000, cash, cash equivalents, and short-term investments totaled $111,554,000 a decrease of $263,867,000 from the January 30, 1999 balance of $375,421,000. This decrease was primarily attributable to cash used in investing activities of $609,030,000, including cash used in the acquisition of businesses of $244,021,000 and the acquisition of property and equipment of $355,081,000, primarily for the 175 new stores opened. This decrease was partially offset by cash provided by operating activities of $299,525,000. Cash provided by operating activities was comprised primarily of net income, depreciation and amortization of $174,145,000 and an increase in accounts payable, accrued expenses and other current liabilities of $117,855,000, which was partially offset by an increase in merchandise inventories of $221,463,000 and an increase in accounts receivables of $112,980,000. Cash provided by financing activities of $60,469,000 includes $281,468,000 of net borrowings and $89,239,000 of proceeds from the sale of capital stock, the exercise of stock options and the employee stock purchase plan offset by net treasury stock purchases of $310,238,000.

    Staples expects to open approximately 170 stores during fiscal 2000. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $255,000,000 for store openings during this period.

    During the fiscal year ended January 29, 2000, Staples executed a stock repurchase program of Staples Stock intended to provide shares for employee stock programs. The Board authorized up to $700,000,000 to be used for these repurchases. During the year ended January 29, 2000, the Company repurchased 12,843,000 shares for approximately $300,105,000 under this program and 339,000 shares for approximately $10,143,000 from employees upon exercise of PARS. In addition, on July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of its common stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

    During the fiscal year ended January 29, 2000, Staples made investments of approximately $23,780,000 in Internet related companies. Investments that qualify as marketable securities are carried at fair value and all other investments are accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. As of January 29, 2000, Staples has recognized an unrealized gain on these investments of $10,975,000.

    In February 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,600,000, net of cash acquired. In October 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal for a purchase price of approximately $106,400,000, net of cash acquired.

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

    On August 12, 1997, Staples issued $200,000,000 of 7.125% senior notes (the "Notes") with interest payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Notes were used for repayment of indebtedness under Staples' revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

    Staples issued notes in the aggregate principal amount of 150,000,000 euros on November 15, 1999 (the "Euro Bonds"). Net proceeds of approximately $148,000,000 from the Euro Bonds were used to fund international expansion. The Euro Bonds bear interest at a rate of 5.875% per annum and are due on November 15, 2004. The Euro Bonds have been designated as a foreign currency hedge on our net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

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

    As of January 29, 2000, $150,000,000 was outstanding under the revolving credit agreement. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2000. Staples UK has a $48,600,000 line of credit which had an outstanding balance of $4,455,000 at January 29, 2000. Staples Germany has a $19,900,000 line of credit, Office Centre Netherlands has a $6,600,000 line of credit, Office Centre Portugal has a $500,000 line of credit and Business Depot has a $6,900,000 line of credit, all with no outstanding balances at January 29, 2000. Total cash, short-term investments and available revolving credit amounts totaled $424,740,000 as of January 29, 2000.

    Staples expects that income from operations, together with its current short-term investments, funds available under its revolving credit facility and the funds received through the issuance of the Euro Bond, will be sufficient to fund Staples' planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.

    The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

Inflation and Seasonality

    While neither inflation nor deflation has had, and Staples does not expect it to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

Future Operating Results

    This annual report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statement contained herein.

    Our market is highly competitive and we may not continue to compete successfully.  We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to ours. We also compete with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, our retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of our competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within our markets. Some of our current and potential competitors are larger than us and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may force the Company to charge lower prices than it otherwise would, and may adversely affect our business and financial performance in other ways.

    We may be unable to continue to successfully open new stores.  An important part of our business plan is to aggressively increase the number of our stores. We opened 175 stores in the United States, Canada and Europe in fiscal 1999 and plan to open approximately 170 new stores in fiscal 2000. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train employees and adapt the Company's management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as we plan, the Company's future sales and profits could be materially and adversely affected. Even if we succeed in opening new stores, new stores may not achieve the same sales or profit levels as Staples' existing stores. Also, our expansion strategy includes opening new stores in markets where we have a presence so that we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

    Our quarterly operating results are subject to significant fluctuation.  Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

  •
  the number of new store openings, primarily because we expense pre-opening costs as incurred and newer stores are less profitable than mature stores;

  •
  the extent to which sales in new stores result in the loss of sales in existing stores;

  •
  the mix of products sold;

  •
  pricing actions of competitors;

  •
  the level of advertising and promotional expenses;

  •
  seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of its fiscal year than in other quarters; and

  •
  charges associated with acquisitions.

    Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of our sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below our expectations for that quarter, we could not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on the Company's expected net income for the quarter.

    Our stock price may fluctuate based on the expectations of professional security analysts.  The market price of our two classes of common stock is based in large part on professional securities analysts' expectations that our business will continue to grow and that the Company will achieve certain levels of net income. If the financial performance of one or both of our businesses in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of that business or of Staples as a whole. If the securities analysts that regularly follow one or both classes or our common stock lower their rating or lower their projections for future growth and financial performance, the market price of one or both classes of our common stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price would probably be disproportionate to the shortfall in the Company's financial performance.

    Our rapid growth may continue to strain operations, which could adversely affect the business and financial results.  Our business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, we have acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on our management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our employee base, this growth is likely to result in operational inefficiencies and ineffective management of our businesses and employees, which will in turn adversely affect the Company's business and financial performance.

    Our international operations may not become profitable.  We currently operate in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and we cannot guarantee that they will become profitable. We may seek to expand into other international markets in the future. Our foreign operations encounter risks similar to those faced by our US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

    We may be unable to obtain adequate future financing.  It is possible that we will require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, whether within the next twelve to eighteen months or thereafter.

Year 2000 Compliance

    We completed a comprehensive assessment of our internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). We used internal personnel as well as external contractors and consultants to identify those systems and applications which might be affected by the Year 2000 issue. All systems, applications and infrastructure identified as needing remediation have been replaced or modified and successfully tested for compliance. In addition, we completed full "end to end" testing of leap year dating in January 2000.

    We did not experience any disruption of our computer systems, non-IT related systems, product replenishment from our suppliers or any order entry issues with our contract and/or commercial customers as we entered the Year 2000.

    The total cost of Year 2000 compliance was $27 million, which had been spent as of January 29, 2000. Most of the costs incurred related to remediation and testing of software using outside contracted services. The cost of compliance was included in the 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

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

    Staples has evaluated the potential impact of the euro on its business, including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. The conversion to the euro is not expected to have a material impact on Staples' operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

    Staples is exposed to market risk from changes in interest rates and foreign exchange rates and has a risk management control process to monitor such risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of the size of our business.

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with our $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30 day Non-Financial US Commercial Paper Rate of 5.69%, plus a fixed basis point adjustment, at January 29, 2000. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements. Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that debt instruments are always reflected at fair value.

    On July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples Stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples may purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement.

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.1475%. Staples has designated its 150,000,000 Euro Bonds and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands and Portugal. Staples has not entered into any derivative financial instruments to hedge this exposure, and Staples believes that the potential exposure is not material to our overall financial position or our results of operations.

    This risk management discussion and discussion of the effects of changes in interest rates and foreign exchange rates are forward-looking statements. Actual future results may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses.

STAPLES RETAIL AND DELIVERY
Management's Discussion and Analysis
of Financial Condition and Results of Operations

    You should read this discussion along with the Staples consolidated financial statements and with the Staples.com combined financial statements contained in this Form 10-K. Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. The combined financial statements of Staples RD include the balance sheets, statements of operations, cash flows and group equity of Staples' retail stores, catalog businesses and contract stationer business. The Staples RD combined financial statements also include its retained interest in Staples.com, which was 88% as of January 29, 2000.

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal, which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com Stock and intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock, and (iii) re-  classify Staples' existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD, which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

    The Staples RD and Staples.com combined financial statements comprise all of the accounts included in the consolidated financial statements of Staples. The separate combined financial statements give the effect to all allocation and related party transaction policies as adopted by the Board. These policies are described in Note C to the Staples RD combined financial statements. The Staples RD combined financial statements have been prepared in a manner which management believes is reasonable and appropriate. Such combined financial statements include (i) the financial position, results of operations and cash flows of Staples RD, (ii) the Company's debt and the effects that such debt had on the related Staples RD statements of income and cash flows, and (iii) the effects of a 92.6% weighted average retained interest in Staples.com on the combined statements of income and combined balance sheets.

    The Company now provides to the holders of both Staples RD Stock and Staples.com Stock separate financial statements, financial reviews, descriptions of the business, and other relevant information for Staples RD and Staples.com as well as consolidated financial information of the Company. Notwithstanding the allocation of assets and liabilities, including contingent liabilities between Staples RD and Staples.com for the purposes of preparing their respective combined financial statements, this allocation and the change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business's liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company which may not reflect the actual trading prices, if any, of the respective businesses at such time.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other businesses and the market price of the stock relating to the other businesses. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, the Staples RD combined financial statements should be read in conjunction with the Company's audited consolidated financial information and Annual Report on Form 10-K and the combined financial information of Staples.com contained in this report.

Results of Operations

Comparison of Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

    General.  During the fiscal year ended January 30, 1999, Staples acquired, in a pooling of interests transaction, Quill Corporation and certain related entities (collectively referred to as "Quill") with 1997 net sales of approximately $551 million. The financial information set forth below includes adjustments to give effect to the acquisition of Quill for all periods presented. Prior to its acquisition by Staples, Quill elected to be treated as an S-Corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented at an assumed rate of 40%. The statement of income combines Staples' historical operating results for the fiscal year ended January 31, 1998 with corresponding Quill operating results for the year ended December 31, 1997.

    Sales.  Sales increased 24.4% to $8,842,460,000 in the fiscal year ended January 29, 2000 from $7,106,303,000 in the fiscal year ended January 30, 1999. Sales increased 24.1% in the fiscal year ended January 30, 1999 from $5,728,439,000 in the fiscal year ended January 31, 1998. The growth in each year was attributable to an increase in the number of open stores, increased sales in existing stores and in the delivery and contract stationer segments. Staples RD had 1,129 open stores as of January 29, 2000, 913 open stores as of January 30, 1999, and 742 open stores as of January 31, 1998. The January 29, 2000 total includes 175 stores opened, 42 stores acquired and one store closed during the twelve months ended January 29, 2000.

    Gross Profit.  Gross profit as a percentage of sales was 24.8% for the fiscal year ended January 29, 2000, 24.2% for the fiscal year ended January 30, 1999, and 23.6% for the fiscal year ended January 31, 1998. The gross profit rate was increased by continually improving margins in the retail and delivery business segments due to lower product costs from vendors and increased buying efficiencies as well as the leveraging of fixed distribution center and delivery costs over a larger sales base. Furthermore, the addition of Staples Communications, which has higher gross profit margins than Staples RD's traditional business units, contributed to the increase in gross profit over the prior year. These increases were partially offset by continued price reductions.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 14.3% of sales for the fiscal year ended January 29, 2000, 13.9% of sales for the fiscal year ended January 30, 1999, and 14.1% of sales for the fiscal year ended January 31, 1998. The increase as a percentage of sales for the year ended January 29, 2000 was primarily due to increased costs of investing in our selling operations, including mainly retail and call center personnel, increased marketing costs in our delivery operations and the addition of Staples Communications. Staples Communications has higher operating and selling expenses as a percentage of sales than Staples RD's traditional business units. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

    Pre-opening expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed by Staples RD as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $94,000 per store for the stores opened during the fiscal year ended January 29, 2000, $80,000 per store for the stores opened during the fiscal year ended January 30, 1999, and $73,000 per store for the stores opened during the fiscal year ended January 31, 1998. The increase during the fiscal year ended January 29, 2000 was due primarily to increased openings outside of the United States which generally involve higher pre-opening expenses per store. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

    General and Administrative.  General and administrative expenses as a percentage of sales were 3.8% for the fiscal year ended January 29, 2000, 4.2% for the fiscal year ended January 30, 1999, and 3.9% for the fiscal year ended January 31, 1998. The decrease as a percentage of sales for the year ended January 29, 2000 compared to the year ended January 30, 1999 was primarily due to decreased Year 2000 compliance and other information systems ("IS") costs, synergies realized from the Quill integration and Staples RD's ability to increase sales without proportionately increasing overhead expenses in its core retail and direct businesses. These decreases were partially offset by costs incurred for new businesses, including Staples Communications, which has a higher general and administrative expenses as a percentage of sales than Staples RD's traditional business units.

    Amortization of Goodwill.  Amortization of goodwill totaled $12,014,000 in the fiscal year ended January 29, 2000, $3,739,000 in the fiscal year ended January 30, 1999 and $3,581,000 in the fiscal year ended January 31, 1998. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998; Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999; and the Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999.

    Merger-Related and Integration Costs.  In connection with the acquisition of Quill, Staples RD recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger-related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Through January 29, 2000 Staples paid approximately $24,000,000, which consists primarily of transaction and employee related costs. During the year ended January 31, 1998, Staples RD charged to expense non-recurring costs of $29,665,000 in connection with the proposed merger with Office Depot, Inc.

    Store Closure Charge.  In December 1998, Staples RD committed to a plan to close and relocate stores which cannot be expanded and upgraded to its current store model. In connection with this plan, Staples RD recorded a charge to operating expense of $49,706,000. This charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. At January 29, 2000, Staples RD had executed lease agreements for a majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that Staples RD is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. Through January 29, 2000, Staples RD has paid approximately $476,000 in costs related to the store closures and $34,110,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures.

    Interest and Other Expense, Net.  Net interest and other expense totaled $17,183,000 in the fiscal year ended January 29, 2000, $17,342,000 in the fiscal year ended January 30, 1999 and $21,947,000 in the fiscal year ended January 31, 1998. The interest expense relates primarily to existing borrowings. The decrease in interest expense during the years ended January 29, 2000 and January 30, 1999 is due primarily to the conversion of the Company's $300,000,000 of 4 1/2% Debentures into common stock in December 1998.

    Equity in Loss of Affiliates.  Staples' equity in loss of affiliates was $5,953,000 in the year ended January 31, 1998. Staples recorded no equity in loss of affiliates for the year ended January 29, 2000 and January 30, 1999, due to the acquisition of Staples UK on May 6, 1997 and Staples Germany on May 7, 1997. As a result of the acquisitions, Staples' ownership interest of Staples UK increased to 100% and its ownership of Staples Germany increased to approximately 92% which was increased to 100% in December 1998. The transactions were accounted for in accordance with the purchase method of accounting, and accordingly, the consolidated results of these entities are reflected in Staples' financial statements since the respective dates of acquisition. Prior to the acquisitions, Staples UK and Staples Germany were accounted for under the equity method which resulted in Staples' share of losses from operations being included in equity in loss of affiliates.

    Retained Interest In Staples.com.  Staples RD had a 92.6% weighted average retained interest in Staples.com for the fiscal year ended January 29, 2000 and a 100% retained interest for fiscal years ended January 30, 1999 and January 31, 1998. Accordingly, the loss related to the retained interest in Staples.com of $15,628,000 for the fiscal year ended January 29, 2000, $487,000 for the fiscal year ended January 30, 1999 and $300,000 for the fiscal year ended January 31, 1998 represents the net loss of Staples.com for each of those years.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 39% for the fiscal year ended January 29, 2000, 39.5% for the fiscal year ended January 30, 1999 and 32.8% for the fiscal year January 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.1% for the fiscal year ended January 30, 1999 and 38.7% for the fiscal year ended January 31, 1998. The increase in the pro forma tax rate in fiscal years 1999 and 1998 was primarily due to non-deductible merger-related costs.

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

    All cash transfers from one business to or for the account of the other business (other than transfers in return of assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), are accounted for as inter-business revolving credit advances unless:

  •
  the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

  •
  the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

  •
  the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

    There are no specific criteria to determine when Staples RD will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board will make such a determination based on its judgement at the time of such transfer, or at the time of the first of such type of transfer, based upon all relevant circumstances. Factors the Board will consider include:

  •
  the current and projected capital structure of each business;

  •
  the relative levels of internally generated funds of each business;

  •
  the financing needs and objectives of the recipient business; and

  •
  the investment objectives of the transferring business; the availability, cost and time associated with the alternative financing sources and prevailing interest rates and general economic conditions.

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

    Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution will correspondingly increase Staples.com's equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will increase by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer. Any cash transfer from Staples.com to Staples RD, or for

Staples RD's account, accounted for as a return of capital will correspondingly reduce Staples.com's equity and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will decrease by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

    As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Accordingly, Staples RD's liquidity could be adversely affected by the liquidity needs of Staples.com.

    Staples RD has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the years ended January 29, 2000, January 30, 1999 and January 31, 1998, Staples RD also utilized its revolving credit facility to support its various growth initiatives.

    Staples RD opened 175 stores and closed one store in the fiscal year ended January 29, 2000, opened 174 stores and closed three stores in the fiscal year ended January 30, 1999, and opened 130 stores and closed one store in the fiscal year ended January 31, 1998. In addition, in the fiscal year ended January 29, 2000, 42 stores were added as a result of the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal. In the fiscal year ended January 31, 1998, 56 stores were added through the acquisition of Staples UK and Staples Germany. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples RD carry its own receivables from these sales. As Staples RD expands its contract and direct mail businesses worldwide, Staples RD anticipates that its accounts receivable portfolio will grow. Receivables from Staples RD's vendors under rebate, cooperative advertising and marketing programs are a significant percentage of its total receivables and tend to fluctuate somewhat seasonally. Staples RD also utilized capital equipment financings to fund current working capital requirements. During the year ended January 30, 1999, Staples RD paid approximately $14 million of mortgages in full on five distribution centers acquired from Quill.

    As of January 29, 2000, cash, cash equivalents, and short-term investments totaled $111,554,000 a decrease of $263,867,000 from the January 30, 1999 balance of $375,421,000. This decrease was primarily attributable to cash used in investing activities of $602,704,000, including cash used in the acquisition of businesses of $244,021,000 and the acquisition of property and equipment of $342,615,000, primarily for the 175 new stores opened. This decrease was partially offset by cash provided by operating activities of $307,995,000. Cash provided by operating activities was comprised primarily of net income, depreciation and amortization of $173,093,000 and an increase in accounts payable, accrued expenses and other current liabilities of $110,474,000, which was partially offset by an increase in merchandise inventories of $221,463,000 and an increase in accounts receivables of $112,980,000. Cash provided by financing activities of $45,673,000 includes $281,468,000 of net borrowings and $46,503,000 of proceeds from sales of capital stock for the exercise of stock options and the employee stock purchase plan and $27,940,000 of inter-business advances from Staples.com for proceeds from sale of Staples.com Stock offset by net treasury stock purchases of $310,238,000.

    Staples RD expects to open approximately 170 stores during fiscal 2000. Management estimates that the Company's cash requirements, including pre-opening expenses, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples RD expects to use approximately $255,000,000 for store openings during this period.

    During the fiscal year ended January 29, 2000, Staples RD executed a stock repurchase program of Staples RD Stock intended to provide shares for employee stock programs. The Board authorized up to $700,000,000 to be used for these repurchases. During the year ended January 29, 2000, Staples RD repurchased 12,843,000 shares for approximately $300,105,000 under this program and 339,000 shares for approximately $10,143,000 from employees upon exercise of PARS. In addition, on July 2, 1999, Staples RD entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of its common stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples RD may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

    In February 1999, Staples RD completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,600,000, net of cash acquired. In October 1999, Staples RD completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal for a purchase price of approximately $106,400,000, net of cash acquired.

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

    On August 12, 1997, Staples RD issued $200,000,000 of 7.125% senior notes (the "Notes") with interest payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Net proceeds of approximately $198,000,000 from the sale of the Company's Notes were used for repayment of indebtedness under our revolving credit agreement and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

    Staples RD issued notes in the aggregate principal amount of 150,000,000 euros on November 15, 1999 ("the Euro Bonds"). Net proceeds from the Euro Bonds of approximately $148,000,000 were used to fund international expansion. The Euro Bonds bear interest at a rate of 5.875% per annum and are due on November 15, 2004. The Euro Bonds have been designated as a foreign currency hedge on our net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

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

    As of January 29, 2000, $150,000,000 was outstanding under the revolving credit agreement. Staples RD also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2000. Staples UK has a $48,600,000 line of credit which had an outstanding balance of $4,500,000 at January 29, 2000. Staples Germany has a $19,900,000 line of credit, Office Centre Netherlands has a $6,600,000 line of credit, Office Centre Portugal has a $500,000 line of credit and Business Depot has a $6,900,000 line of credit, all with no outstanding balances at January 29,

2000. Total cash, short-term investments and available revolving credit amounts totaled $424,740,000 as of January 29, 2000.

    Staples RD expects that income from operations, together with its current short-term investments, funds available under its revolving credit facility and the funds received through the issuance of the Euro Bond will be sufficient to fund Staples RD's planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples RD continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, dependent upon market conditions, or through an additional commercial bank debt arrangement.

Inflation and Seasonality

    While neither inflation nor deflation has had, and Staples RD does not expect it to have, a material impact upon operating results, there can be no assurance that Staples RD's business will not be affected by inflation or deflation in the future. Staples RD believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.

Future Operating Results

    This annual report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples RD cannot guarantee that they actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. Staples RD has included important factors in the cautionary statements below that it believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples RD does not assume any obligation to update any forward-looking statement contained herein.

    Staples RD's market is highly competitive and Staples RD may not continue to compete successfully.  Staples RD competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, it competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples RD. Staples RD also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, its retail stores and delivery and contract businesses compete with numerous mail order firms, contract stationer businesses and direct manufacturers. Many of Staples RD's competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples RD's markets. Some of Staples RD's current and potential competitors are larger than Staples RD and have substantially greater financial resources. It is possible that increased competition or improved performance by its competitors may reduce Staples RD's market share, may force Staples RD to charge lower prices than it otherwise would, and may adversely affect Staples RD's business and financial performance in other ways.

    Staples RD may be unable to continue to successfully open new stores.  An important part of Staples RD's business plan is to aggressively increase the number of its stores. Staples RD opened 175 stores in the United States, Canada and Europe in fiscal 1999 and plans to open approximately 170 new stores in fiscal

2000. For Staples RD's growth strategy to be successful, it must identify and lease favorable store sites, hire and train employees and adapt its management and operational systems to meet the needs of its expanded operations. These tasks may be difficult to accomplish successfully. If Staples RD is unable to open new stores as quickly as it planned, its future sales and profits could be materially adversely affected. Even if Staples RD succeeds in opening new stores, new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples RD's expansion strategy includes opening new stores in markets where Staples RD has a presence so that it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

    Staples RD's quarterly operating results are subject to significant fluctuation.  Staples RD's operating results have fluctuated from quarter to quarter in the past, and it expects that it will continue to do so in the future. Staples RD's earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

  •
  the number of new store openings, primarily because Staples RD expenses pre-opening costs as incurred and newer stores are less profitable than mature stores;

  •
  the extent to which sales in new stores result in the loss of sales in existing stores;

  •
  the mix of products sold;

  •
  pricing actions of competitors;

  •
  the level of advertising and promotional expenses;

  •
  seasonality, primarily because the sales and profitability of Staples RD stores are typically slightly lower in the first and second quarter of Staples RD's fiscal year than in other quarters; and

  •
  charges associated with acquisitions.

    Most of Staples RD's operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of its sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, Staples RD could not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on its expected net income for the quarter.

    Staples RD's stock price may fluctuate based on the expectations of professional security analysts.  The market price of Staples RD Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that it will achieve certain levels of net income. If Staples RD's financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning Staples RD's growth potential and future financial performance. If the securities analysts that regularly follow Staples RD Stock lower their rating of the common stock or lower their projections for Staples RD's future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances, the decrease in the price of Staples RD Stock would probably be disproportionate to the shortfall in financial performance.

    Staples RD's rapid growth may continue to strain operations, which could adversely affect the business and financial results.  Staples RD's business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples RD has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on Staples RD's management and operational systems. If Staples RD is not successful in upgrading its operational and financial systems, expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of Staples RD's business and employees, which will in turn adversely affect its business and financial performance.

    Staples RD's international operations may not become profitable.  Staples RD currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples RD cannot guarantee that they will become profitable. Staples RD may seek to expand into other international markets in the future. Staples RD's foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

    Staples RD may be unable to obtain adequate future financing.  It is possible that Staples RD will require additional sources of financing earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results. Additional funds may not be available on satisfactory terms when needed, whether within the next twelve to eighteen months or thereafter.

Year 2000 Compliance

    Staples RD completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples RD used internal personnel as well as external contractors and consultants to identify those systems and applications which are affected by the Year 2000 issue. All systems, applications and infrastructure identified as needing remediation have been replaced or modified and successfully tested for compliance. In addition, Staples RD completed full "end to end" testing of leap year dating in January 2000.

    Staples RD did not experience any disruption of its computer systems, non-IT related systems, product replenishment from its suppliers or any order entry issues with its contract and/or commercial customers as it entered the Year 2000.

    The total cost of Year 2000 compliance was $27 million, which had been spent as of January 31, 2000. Most of the costs incurred related to remediation and testing of software using outside contracted services. The cost of compliance was included in the 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

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

    Staples RD has evaluated the potential impact of the euro on its business, including the ability of its information systems to handle euro-denominated transactions and the impact on exchange costs and currency exchange rate risks. Based on the results of this evaluation, Staples RD does not expect the conversion to the euro to have a material impact on its operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

    Staples RD is exposed to market risk from changes in interest rates and foreign exchange rates and has a risk management control process to monitor such risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples RD does not believe that the potential exposure is significant in light of the size of its business.

    On May 11, 1999 and August 3, 1999, Staples RD entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples RD is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30 day Non-Financial US Commercial Paper Rate of 5.69%, plus a fixed basis point adjustment, at January 29, 2000. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples RD and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements. Staples RD uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples RD uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value.

    On July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples Stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples may purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement.

    On November 15, 1999, Staples RD entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples RD is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.2455%. Staples RD has designated its 150,000,000 Euro Bonds and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    Staples RD is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands and Portugal. Staples RD has not entered into any derivative financial instruments to hedge this exposure, and Staples RD believes that the potential exposure is not material to our overall financial position or our results of operations.

    This risk management discussion and discussion of the effects of changes in interest rates and foreign exchange rates are forward-looking statements. Actual future results may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples RD to assess and mitigate risk discussed above should not be considered projections of future events or losses.

STAPLES.COM
Management's Discussion and Analysis
of Financial Condition and Results of Operations

    You should read this discussion along with the Staples consolidated financial statements and with the Staples RD combined financial statements contained in this Form 10-K. Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. From an accounting standpoint, Staples has separated Staples.com from Staples RD. Staples has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples.com and Staples RD. Staples intends Staples.com Stock to track the performance of Staples.com and for Staples RD Stock to track the performance of Staples RD.

    The combined financial statements of Staples.com include the balance sheets, statements of operations, cash flows and group equity of Staples' e-commerce businesses, including principally the Staples.com, Quillcorp.com and StaplesLink.com web sites. The financial statements of Staples.com give effect to all allocation and related party transaction policies adopted by the Board. For a description of these policies, see Note C to the combined financial statements of Staples.com.

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

    Holders of Staples.com stock are common stockholders of Staples. The assets Staples attributes to one business will be subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness that are attributed to the other business. If Staples is unable to satisfy one business's liabilities out of the assets attributed to it, Staples may be required to satisfy those liabilities with assets it has attributed to the other business. Further, holders of Staples.com Stock and Staples RD Stock do not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of Staples which may not reflect the actual trading prices, if any, of the respective businesses at such time. Accordingly, the Staples.com combined financial statements should be read in conjunction with the Company's audited consolidated financial information and Annual Report on Form 10-K and the combined financial information of Staples RD contained in this report.

Results of Operations

Comparison of Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

    General.  Staples' electronic commerce business, or e-business, sells office products and services over the Internet to Staples' entire spectrum of business customers, including small, medium-sized and large businesses, as well as consumers. Our e-commerce business operates under the name Staples.com and is comprised of three principal web sites, Staples.com, Quillcorp.com and StaplesLink.com. Staples launched the Staples.com web site in November 1998 and markets over 130,000 products primarily to home office and small business customers. Quill sold its first products through Quillcorp.com, the e-commerce business portal of its Quill catalog business, in November 1996. Quillcorp.com markets products to small to medium-sized business customers such as legal and medical offices. Quill's private label products are among the products Staples.com sells on the Quillcorp.com web site. Staples established the StaplesLink.com web site, the e-commerce business portal of its Staples Network Advantage contract stationer business, in August 1998. The StaplesLink.com web site focuses on meeting the needs of medium to large sized business customers by offering simple order entry and contract pricing.

    During the fiscal year ended January 30, 1999, Staples acquired, in a pooling of interests transaction, Quill Corporation and certain related entities, including the operations of Quillcorp.com, which had 1997 net sales of approximately $3,700,000. The financial information set forth below includes adjustments to give effect to the acquisition of the operations of Quillcorp.com for all periods presented. Prior to its acquisition by Staples, Quill elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings and the earnings of Quillcorp.com were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect an income tax benefit on such previously untaxed earnings for each period presented at an assumed rate of 39%. The statements of operations combine Staples.com's historical operating results for the fiscal year ended January 31, 1998 with corresponding Quillcorp.com operating results for the year ended December 31, 1997.

    Net Sales.  Net sales are comprised of the selling price of products and services, net of returns. Sales increased to $94,349,000 in the fiscal year ended January 29, 2000 as compared to $16,886,000 in the fiscal year ended January 30, 1999 and $3,706,000 in the fiscal year ended January 31, 1998. The results for the fiscal years ended January 29, 2000 and January 30, 1999 include sales from all three of Staples.com's web sites, Staples.com, Quillcorp.com, and StaplesLink.com, while the results for the fiscal year ended January 31, 1998 includes only Quillcorp.com which was launched in November 1996. Staples.com was launched in the quarter ended January 30, 1999. Growth in net sales for fiscal years ended January 29, 2000 and January 30, 1999 reflects a significant increase in products and services sold due to the growth of Staples.com's customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 44,000 repeat customers in fiscal year 1999, which accounted for over 35% of the total sales.

    Gross Profit.  Gross profit consists of sales less the cost of sales, which consists of the cost of merchandise sold to customers as well as occupancy costs and delivery and distribution costs. Gross profit increased for the fiscal years ended January 29, 2000 and January 30, 1999 in absolute dollars, reflecting Staples.com's increase in sales volume. Gross profit as a percentage of sales was 21.8% for the fiscal year ended January 29, 2000, 24.7% for the fiscal year ended January 30, 1999, and 25.1% for the fiscal year ended January 31, 1998. The decrease in the fiscal years ended January 29, 2000 and January 30, 1999 is attributable to aggressive product pricing and customer mix shifts. As Staples.com expands its web site offerings and its breadth and depth of its product and service offerings, gross profits may be lower than those associated with Staples.com's existing business activities. For example, in November 1998, Staples.com launched its new web site, Staples.com, which typically has lower gross profits than Stapleslink.com and Quillcorp.com. To the extent this site becomes a larger portion of Staples.com's product mix, it is expected to have a larger proportionate impact on overall gross margin. This decrease was partially offset by the benefit provided by the inter-business allocation arrangement with Staples RD which passed on the benefit of lower product costs from vendors and the leveraging of distribution and delivery costs over a higher sales volume.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, marketing and advertising, and other operating expenses, were 28.7% of sales for the fiscal year ended January 29, 2000, 12.2% of sales for the fiscal year ended January 30, 1999, and 17.2% of sales for the fiscal year ended

January 31, 1998. Operating expenses increased for the fiscal year ended January 29, 2000 primarily due to increases in Staples.com's marketing and advertising expenditures, increased call center and sales force payroll and related costs associated with fulfilling customer demand resulting from higher sales. These expenses are expected to decrease as a percentage of sales as sales volume increases, leveraging fixed and start up expenses over time.

    Site Development Costs.  Site development costs consist principally of payroll and related expenses for development and network operations personnel and consultants, hosting charges and certain system design costs. Site development costs decreased as a percentage of sales in the fiscal year ended January 29, 2000 to 4.3% compared to 5.6% for the fiscal year ended January 30, 1999. The decrease as a percentage of sales was due to sales increasing at a greater rate than these costs during this period. The increase in absolute dollars was primarily due to increased staffing and associated costs related to building and enhancing the features, content and functionality of the web sites. Such increases for the fiscal year ended January 29, 2000 include our StaplesLink.com relaunch of SNAP and Staples.com's backend integration as well as various additional site improvements. Staples.com expects product development expenses to increase as it continues to enhance its sites, expand staff and incur additional costs related to the growth of the business.

    General and Administrative Expenses.  General and administrative expenses as a percentage of sales were 17.3% for the fiscal year ended January 29, 2000, 11.4% for the fiscal year ended January 30, 1999, and 15.8% for the fiscal year ended January 31, 1998. The primary components of these expenses are investments in staffing and infrastructure. Included in general and administrative expenses was an allocation of certain Staples RD services provided on a centralized basis amounting to $5,573,000 for the fiscal year ended January 29, 2000, $1,264,000 for the fiscal year ended January 30, 1999 and $320,000 for the fiscal year ended January 31, 1998.

    Interest and Other Expense, Net.  Net interest and other expense (income) totaled ($82,000) for the fiscal year ended January 29, 2000, $28,000 for the fiscal year ended January 30, 1999, and $8,000 for the fiscal year ended January 31, 1998. The interest (income) expense is calculated based upon the inter-business revolving credit advances to and from Staples RD at an incremental borrowing rate of 6% for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998. These credit advances from Staples RD fund the operating needs of Staples.com as most finance activities are managed on a centralized basis and attributed to Staples RD. These advances were funded as a capital contribution by Staples RD at the end of each fiscal year.

    Income Tax Benefit.  The income tax benefit as a percentage of pre-tax income was 39% for the fiscal year ended January 29, 2000, 38.4% for the fiscal year ended January 30, 1999 and 0% for the fiscal year ended January 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples.com's effective tax rate would have been 41% for the fiscal years ended January 30, 1999, and January 31, 1998.

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

    During the fiscal year ended January 29, 2000, cash used in operations was $8,470,000, primarily due to the net loss from operations of $16,358,000, partially offset by an increase in accounts payable, accrued expenses and other liabilities of $7,381,000. Cash used in investing activities of $36,246,000 represents investments made in Internet related companies of $23,780,000 and acquisitions of property and equipment of $12,466,000. Cash provided by financing activities of $44,716,000 represents net proceeds from sale of capital stock of $42,736,000 capital contributions from Staples RD of $29,920,000, partially offset by an inter-business advance to Staples RD of $27,940,000.

    During the fiscal year ended January 29, 2000, Staples.com made investments of approximately $23,780,000 in Internet related companies. Investments that qualify as marketable securities are carried at fair value and all other investments are accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. As of January 29, 2000, Staples has recognized an unrealized gain on these investments of $10,975,000.

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

Future Operating Results

    This annual report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples.com cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements it makes. Staples.com has included important factors in the cautionary statements below that it believes could cause its actual results to differ materially from the forward-looking statements that it makes. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples.com does not assume any obligation to update any forward-looking statement contained herein.

    Staples.com has a history of losses and expects to incur significant future losses.  Staples.com has never achieved profitability and it expects to incur significant losses for the foreseeable future in light of the level of its planned operating and capital expenditures. If its sales grow more slowly than it anticipates, or if its operating expenses exceed its expectations and cannot be adjusted in a timely manner, its business, results of operations, financial condition and prospects would be materially and adversely affected. Staples.com's losses may increase in the future and it may not be able to achieve or sustain profitability. Even if it achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

    Staples.com has a limited operating history which makes an evaluation of the business and prospects difficult.  Staples.com has a limited operating history on which to evaluate the business, strategies and performance. Staples.com's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly growing markets, particularly those companies whose business depends on the Internet and serves small businesses.

    Staples.com's business model is new and unproven and we do not know if it will generate significant revenue on a sustained basis or achieve profitability.  Staples.com's business model is new, unproven and continues to evolve. In particular, its business model is based on several fundamental assumptions, any one of which may not prove to be true, including the following:

  •
  a significant number of small businesses will purchase office products and business services online;

  •
  Staples.com will be able to take advantage of Staples' and Quill's brand recognition as distributors of office products to develop its own online brand recognition and drive traffic to its web sites;

  •
  A significant number of small businesses and small business service providers will use the Staples.com web site as an electronic marketplace to buy and sell products and services; and

  •
  At Staples.com, online sales of office products will lead to increased online sales of business services, and online sales of business services will lead to increased online sales of office products, and an active information exchange and electronic marketplace for small businesses will lead to increased sales of both products and services.

    If any of these assumptions does not prove to be true, Staples.com's business prospects may be materially diminished.

    Staples.com's quarterly operating results may be subject to significant fluctuation.  Staples.com's operating results may fluctuate from quarter to quarter as a result of any of the following:

  •
  the mix of products and services sold;

  •
  pricing actions of competitors and Staples.com;

  •
  the level of advertising and promotional expenses;

  •
  seasonality, primarily because of stronger sales in the fourth quarter of our fiscal year associated with holiday and beginning of the year office supply purchases; and

  •
  charges associated with acquisitions and investments.

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

    Staples.com's future growth may be limited unless small businesses increase their use of the Internet to conduct commerce.  Staples.com's success depends in part on the increasing use of the Internet by small businesses. If use of the Internet as a medium for business communications and commerce does not continue to increase, demand for Staples.com's products and services will be limited and its financial results will suffer. If Staples.com fails to expand its online brand recognition among small businesses, its future revenue and business prospects could be materially and adversely affected.

    Staples.com's success depends in part on its ability to develop Staples.com as a web site that small businesses regard not only as a place to purchase office products, but as a general resource center where they can purchase reliable services and share information with other small businesses. Staples.com may fail to provide the services and information and to foster communications among visitors to Staples.com necessary to attract regular visits and repeat purchases by small businesses. Further, Staples.com's marketing and promotional techniques for generating traffic from targeted customers to its web sites may fail to be effective. In the event of any such failure, Staples.com's sales of products and services would fail to grow and our business prospects would be materially diminished.

    Intense competition in the office products and business services markets may impede Staples.com's ability to gain market share and achieve profitability.  The market for selling office products and business services is intensely competitive. The growing use of the Internet has significantly increased this competition. Minimal barriers to entry allow new online competitors to easily launch web sites offering products and services that compete with those that Staples.com currently offers or anticipates offering. Staples.com's current and potential competitors include:

  •
  Internet sites that target the small business market with a full line of business products or service offerings and offer business content, such as small business portals;

  •
  Internet sites that sell or resell office products and business services; and

  •
  Traditional retailers that sell or resell office products and business services, whether through storefront locations or through the Internet, such as mass merchants, warehouse clubs and computer and electronic superstores.

    To compete successfully and to gain market share, Staples.com must increase the online brand recognition and traffic to its web sites. Some of Staples.com's current and potential competitors may have more developed technologies and more extensive marketing and advertising campaigns. Staples.com's competitors may develop web sites that are more sophisticated than its web sites and have better online tools and service and product offerings. As a result, the web sites of Staples.com's competitors may achieve greater market acceptance than its web sites. In this event, Staples.com's ability to gain or maintain market share and customer loyalty and to generate sufficient revenue to achieve profitability would be materially and adversely affected.

    If Staples.com does not develop additional and maintain existing relationships with third party business service providers, it may be unable to increase revenue from business services. Staples.com depends on relationships with third parties to provide business services offered through Staples.com. Most of these relationships are for terms of one to three years and many of them are cancelable by either party without cause upon limited notice. Staples.com must maintain existing relationships and develop new relationships on terms acceptable to it to continue to provide business services offered through Staples.com. The termination of any of these existing agreements, or the failure to secure similar relationships with new third parties, would limit Staples.com's ability to provide business services on Staples.com, and would likely impede its rate of growth. Additionally, Staples.com does not know if it will be able to renew any or all of these agreements on acceptable terms.

    The failure of third party service providers to provide reliable high quality service to Staples.com's customers could damage its reputation.  Staples.com endorses the services of third parties on Staples.com, and sometimes offers co-branded services. If a third party business service provider fails to provide reliable high quality service at attractive prices to Staples.com customers, it could damage Staples.com's reputation and adversely affect its business.

    If Staples.com cannot keep up with rapid technological and industry changes, its business and prospects will be materially and adversely affected.  The Internet and online commerce markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. Staples.com may not be able to keep up with any of these or other rapid technological changes, and if it does not, its business will be harmed. These changes and the emergence of new industry standards and practices could render Staples.com's existing web sites and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require Staples.com to incur substantial expenditures to modify or adapt its operating practices or infrastructure. To be successful, Staples.com must enhance its web sites' responsiveness, functionality and features, acquire and license leading technologies, enhance its existing service and product offerings, and respond to technological advances and emerging industry standards and practices, none of which may be possible in a timely and cost effective manner.

    If Staples.com fails to expand its current technology infrastructure, it will be unable to accommodate its anticipated growth.  To be successful, Staples.com must continue to increase substantially traffic to its web sites and convert web site visitors into customers. Accommodating this potential growth in web site traffic and customer transactions will require Staples.com to continue to develop its technology infrastructure. To maintain the necessary technological platform in the future, Staples.com must continue to expand and stabilize the performance of its web servers, improve its transaction processing system, optimize the performance of its network servers and ensure the stable performance of its entire network. Staples.com may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, it may not do so on time and within budget. If Staples.com fails to achieve a stable technological platform in time to handle increasing web site traffic or customer order volume, potential customers could be discouraged from using its web sites, its reputation could be damaged and its business could be harmed.

    Frequent or prolonged operational interruptions on Staples.com's web sites could lead to customer dissatisfaction, customer loss or both, which could materially and adversely affect Staples.com's reputation and business.  Any system failure that causes an interruption in the operation of Staples.com's web sites or a decrease in their responsiveness could result in reduced user traffic and reduced revenue. Further, prolonged or ongoing performance problems on its web sites could damage its reputation and result in the permanent loss of customers. Staples.com has occasionally experienced system interruptions that have made its web sites totally unavailable, slowed their response time or prevented it from efficiently fulfilling orders, and these types of problems may occur in the future. Staples.com has an agreement with Digex to maintain the web servers and database servers for its Staples.com web site in its Beltsville, Maryland location. Staples.com has an agreement with Millstar to maintain the web servers and database servers for its Quillcorp.com web site in its Philadelphia, Pennsylvania location. Staples.com has an agreement with EMC Corporation to maintain the web servers and database servers for its StaplesLink.com web site in its Hopkinton, Massachusetts location. Staples.com's operations depend on the ability of each of Digex, Millstar and EMC to protect itself and its systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. Any disruption in the services provided by Digex, Millstar or EMC could severely disrupt Staples.com's operations. Staples.com's backup systems may not be sufficient to prevent major interruptions to its operations, and Staples.com does not have a formal disaster recovery plan. Staples.com may not have sufficient business interruption insurance to cover losses from major interruptions. Staples.com's customers and visitors to its web sites depend on their own Internet service providers, and other web site operators for access to web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Staples.com's systems.

    Staples.com's network and software are vulnerable to security breaches and similar threats which could result in liability for damages and harm to our reputation.  Staples.com's web sites and network infrastructure are vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in liability for damages, and Staples.com's reputation could suffer, thus deterring potential customers from transacting with it. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to its customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in its computer systems. The costs and resources required to alleviate security problems may be significant and could adversely affect Staples.com's business and results of operations.

    Staples.com depends on continued expansion of the Internet infrastructure.  The recent growth in Internet traffic has caused periods of decreased performance, requiring Internet service providers to upgrade their infrastructures. If usage continues to grow rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If these outages or delays on the Internet occur frequently, overall Internet usage, as well as usage of its web sites in particular, could grow more slowly or decline. Staples.com's ability to increase the scope of its product and service offerings and the speed and ease of access to its web sites by its customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and the capacity of the computer equipment of its users. Consequently, the emergence and growth of the market for Staples.com's products and services is dependent on improvements being made to the entire Internet and to personal computer equipment in general to alleviate overloading and congestion.

    Staples.com's products and services depend upon the continued availability of licensed technology from third parties.  Staples.com licenses and will continue to license technology integral to its products and services from third parties. If Staples.com is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its products and services, its product and service development may be delayed or additional operating costs may be incurred if substitute products or arrangements are required. Staples.com also expects to require new licenses in the future as its business grows and as technology evolves. Staples.com may not be able to obtain these licenses on commercially reasonable terms, if at all.

    Staples.com relies on intellectual property rights which may not be adequately protected under current laws. To establish and protect the Staples.com trademark, service mark, copyright and other proprietary rights in its products and services, Staples.com relies on a combination of:

  •
  trademark, service mark, copyright, unfair competition, and trade secret laws;

  •
  trademark usage policies;

  •
  confidentiality agreements with third parties; and

  •
  confidentiality agreements and policies covering our employees.

    Staples.com cannot assure that these measures will be adequate, that it will be able to secure registrations for all of its marks in the United States or internationally or that third parties will not infringe upon or misappropriate its proprietary rights. Any infringement, misappropriation, or litigation relating to intellectual property rights may divert management's attention and would require significant funds to litigate such claims. The loss of these rights could materially and adversely affect Staples.com's business.

    Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and evolving. In particular, new domain name registration and ownership priority procedures may be adopted which may make it more difficult for Staples.com to retain or obtain desirable domain names.

    In recent years, an increasing number of patents purporting to cover business methods relating to the Internet have been filed. Patent applications remain confidential for a period of up to two years after filing. Thus, Staples.com can offer no assurance that applications for patents covering certain aspects of our business methods have not been, or will not be, filed. To the extent such patents are granted, Staples.com may be forced to alter its practices or incur costs defending its practices.

    If privacy concerns prevent Staples.com from recording the behavior of visitors on its web sites, its business prospects could decline significantly.  The future success of Staples.com's web sites will depend, in part, on its ability to track the behavior of visitors on its web sites so that it can effectively market its products and services to them. The adoption of new federal, state or foreign laws or regulations that restrict Staples.com's ability to assemble and utilize demographic and other information about its users, such as the European Union Privacy Directive which took effect in October 1998, could materially and adversely affect its business and prospects. Currently, Staples.com tracks this information by the use of "cookies". A cookie is a small file of information that uniquely identifies a user. It is stored on the hard drive of the user's computer and passed through the user's browser. Notwithstanding the lack of legal restrictions, Internet users may avoid web sites where their online behavior is likely to be tracked. If this occurred on a widespread basis, it could adversely affect Staples.com's business.

    Staples.com may incur liability for its Internet content and user data.  Since Staples.com provides content on its web sites, it may face potential liability for intellectual property infringement, defamation, invasion of privacy and other claims. In addition, Staples.com may incur liability for unauthorized duplication or distribution of third-party content or materials or for information collected from and about its users. Staples.com cannot assure that third parties or users will not bring claims against it relating to proprietary rights or the use of personal information. Although Staples.com seeks to obtain indemnification from strategic partners for any liability resulting from licensed content or linked sites, such indemnities may not always be obtainable or adequate. Staples.com's general liability insurance may not cover or be adequate for potential claims of this type.

    If Staples.com fails to manage effectively the rapid growth of its operations, its business and prospects will be materially and adversely affected.  Staples.com's business has grown significantly since its inception. This growth has placed great demands on its management and operational systems. If Staples.com is not successful in expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of its business and employees, which will in turn adversely affect its business and financial performance.

    If Staples.com fails to hire and retain highly qualified employees, its business will be materially and adversely affected.  Staples.com's future success depends on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel. As Staples.com continues to introduce new services, products and features on its web sites, and as its customer base and revenue continue to grow, it will need to hire a significant number of qualified personnel. Competition for qualified personnel, especially those with Internet experience, is intense, and Staples.com may not be able to attract, train, assimilate or retain qualified personnel in the future. The failure to attract, train, assimilate and retain qualified personnel could seriously disrupt its operations and could increase its costs.

    If Staples.com loses any of its key employees, its business and prospects will be materially and adversely affected.  Staples.com's business and operations are substantially dependent on the performance of its key employees. All of Staples.com's employees are employed on an at-will basis. Staples.com does not maintain "key person" life insurance on any of its executives.

    If Staples.com expands its international sales and marketing activities, its business will be susceptible to numerous risks associated with international operations.  Staples.com may expand its international operations and hire additional personnel outside of the United States and Canada. Therefore, Staples.com may commit significant resources to expand its international sales and marketing activities. If successful, Staples.com will be subject to a number of risks associated with international business activities. These risks generally include:

  •
  currency exchange rate fluctuations;

  •
  seasonal fluctuations in purchasing patterns;

  •
  unexpected changes in regulatory requirements;

  •
  tariffs, export controls and other trade barriers;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences, including restrictions on the repatriation of earnings;

  •
  burdens of complying with a wide variety of foreign laws;

  •
  risks related to the recent global economic turbulence; and

  •
  political instability.

Year 2000 Compliance

    Staples.com has completed implementation of its year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all mission critical systems. Staples.com is not aware of any adverse effects of year 2000 issues on Staples.com, including its systems and operations.

APPENDIX C

ITEM 8.

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

    We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Quill Corporation, a wholly owned subsidiary, which statements reflect 20% of net income for the year ended January 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Quill Corporation, is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and, for 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 29, 2000 and January 30, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$110,483	$357,993
Short-term investments	1,071	17,428
Merchandise inventories	1,607,516	1,340,432
Receivables, net	360,901	221,836
Deferred income taxes	39,730	75,261
Prepaid expenses and other current assets	73,750	51,150

Total current assets	2,193,451	2,064,100
Property and Equipment:
Land and buildings	328,994	231,378
Leasehold improvements	442,119	372,451
Equipment	547,309	400,225
Furniture and fixtures	286,260	239,755

Total property and equipment	1,604,682	1,243,809
Less accumulated depreciation and amortization	509,920	403,520

Net property and equipment	1,094,762	840,289
Other Assets:
Lease acquisition costs, net of amortization	68,832	75,127
Investments	34,755	—
Goodwill, net of amortization	387,595	148,201
Deferred income taxes	34,912	28,735
Other	31,769	22,814

Total other assets	557,863	274,877

	$3,846,076	$3,179,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$897,523	$794,427
Accrued expenses and other current liabilities	545,162	438,311
Debt maturing within one year	12,219	32,594

Total current liabilities	1,454,904	1,265,332
Long-Term Debt	500,903	205,015
Other Long-Term Obligations	61,456	52,033
Stockholders' Equity:
Preferred stock, $.01 par value-authorized 5,000,000 shares; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value-authorized 1,500,000,000 shares; issued 470,752,253 shares at January 29, 2000 and 461,538,061 shares at January 30, 1999	282	277
Staples.com Stock, $.0006 par value-authorized 600,000,000 shares; issued 27,252,186 shares at January 29, 2000 and 0 at January 30, 1999	16	—
Additional paid-in capital	1,196,504	1,043,194
Cumulative foreign currency translation adjustments	(4,473)	(11,675)
Unrealized gain on investments	6,651	7
Retained earnings	948,309	633,321
Less: treasury stock at cost, 13,668,743 shares at January 29, 2000 and 488,922 shares at January 30, 1999	(318,476)	(8,238)

Total stockholders' equity	1,828,813	1,656,886

	$3,846,076	$3,179,266

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$8,936,809	$7,123,189	$5,732,145
Cost of goods sold and occupancy costs	6,721,563	5,396,923	4,377,690

Gross profit	2,215,246	1,726,266	1,354,455
Operating and other expenses:
Operating and selling	1,299,212	993,236	808,517
Pre-opening	16,485	13,836	9,443
General and administrative	354,060	301,118	225,587
Amortization of goodwill	12,014	3,739	3,581
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Interest and other expense, net	17,101	17,370	21,955

Total operating and other expenses	1,698,872	1,420,005	1,098,748

Income before equity in loss of affiliates and income taxes	516,374	306,261	255,707
Equity in loss of affiliates	—	—	(5,953)

Income before income taxes	516,374	306,261	249,754
Income tax expense	201,386	121,026	81,924

Net income before minority interest	314,988	185,235	167,830
Minority interest	—	135	84

Net income	$314,988	$185,370	$167,914

Net income (loss) attributed to:
Staples.com Stock	$(730)	$—	$—
Staples RD Stock	315,718	185,370	167,914

	$314,988	$185,370	$167,914

Basic earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.43	$0.41

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.42

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.05)

Diluted earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.41	$0.39

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.41

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.05)

Pro forma earnings per common share calculation for tracking stock and S-Corporation Conversion:
Basic earnings per common share
Pro forma net income per common share—Staples RD Stock	$0.69	$0.43	$0.38

Pro forma net loss per common share—Staples.com Stock	$(0.08)	$—	—

Diluted earnings per common share
Pro forma net income per common share—Staples RD Stock	$0.67	$0.41	$0.36

Pro forma net loss per common share—Staples.com Stock	$(0.08)	$—	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands, Except Share Data)

For the Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

	Common
					Unrealized Gain (Loss) on Investments
	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments		Retained Earnings	Treasury Stock	Comprehensive Income
Balances at February 1, 1997	$162		$508,833	$(147)	$20	$367,301	$(346)
Issuance of common stock for stock options exercised	5	—	32,178
Tax benefit on exercise of options			32,873
Contribution of common stock to Employees' 401(K) Savings Plan			2,318
Sale of common stock under Employee Stock Purchase Plan			10,499
Issuance of Performance Accelerated Restricted Stock			7,182
Unrealized gain on investments, net of tax					1,036			1,036
Translation adjustments				(10,168)				(10,168)
Dividends to shareholders of acquired S-Corp.						(25,175)
Net income for the year						167,914		167,914

Balances at January 31, 1998	$167	$—	$593,883	$(10,315)	$1,056	$510,040	$(346)	$158,782

Issuance of common stock for stock options exercised	5	—	50,118
Issuance of common stock for conversion of debentures, net of interest and deferred charges	13	—	298,520
Stock split and cash paid in lieu of fractional shares	92	—	(607)
Tax benefit on exercise of options			74,157
Contribution of common stock to Employees' 401(K) Savings Plan			3,288
Sale of common stock under Employee Stock Purchase Plan			13,210
Issuance of Performance Accelerated Restricted Stock			10,654
Unrealized loss on investments, net of tax					(1,049)			(1,049)
Translation adjustments				(1,360)				(1,360)
Purchase and retirement of S-Corporation shares			(29)			(48,073)
Dividends to shareholders of acquired S-Corp						(15,904)
Adjustment to conform fiscal year of Quill Corporation						1,888
Net income for the year						185,370		185,370
Purchase of treasury shares							(7,892)

Balances at January 30, 1999	$277	$—	$1,043,194	$(11,675)	$7	$633,321	$(8,238)	$182,961

Issuance of common stock for stock options exercised	3	9	50,834
Premium on Forward Hedge			(3,269)
Issuance of shares of Staples.com Stock	—	7	19,618
Tax benefit on exercise of options			40,129
Contribution of common stock to Employees' 401(K) Savings Plan	1	—	3,543
Sale of common stock under
Employee Stock Purchase Plan	1	—	21,989
Issuance of Performance Accelerated Restricted Stock			20,420
Unrealized loss on investments, net of tax					6,644			6,644
Translation adjustments				7,202				7,202
Reissuance of Treasury Stock			46				10
Net income for the year						314,988		314,988
Purchase of treasury shares							(310,248)

Balances at January 29, 2000	$282	$16	$1,196,504	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Operating Activities:
Net income	$314,988	$185,370	$167,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	—	(135)	(84)
Depreciation and amortization	174,145	126,928	90,714
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Expense from 401K and PARS stock contribution	18,374	12,764	10,409
Equity in loss of affiliates	—	—	5,953
Deferred income taxes (benefit)/expense	29,265	(55,569)	3,877
Change in assets and liabilities, net of companies acquired using purchase accounting:
Increase in merchandise inventories	(221,463)	(211,052)	(227,076)
(Increase)/Decrease in receivables	(112,980)	(15,993)	17,569
Increase in prepaid expenses and other assets	(28,406)	(9,839)	(5,026)
Increase in accounts payable, accrued expenses and other current liabilities	117,855	273,280	293,831
Increase in other long-term obligations	7,747	9,597	5,074

	(15,463)	220,687	224,906

Net cash provided by operating activities	299,525	406,057	392,820
Investing Activities:
Acquisition of property and equipment	(355,081)	(350,029)	(190,659)
Acquisition of businesses, net of cash acquired	(244,021)	(13,500)	(79,325)
Proceeds from sales and maturities of short-term investments	32,927	10,338	13,618
Purchase of short-term investments	(16,651)	(22,913)	(4,500)
Proceeds from sales and maturities of long-term investments	—	18,995	265
Purchase of long-term investments	(23,780)	(2,545)	(5,714)
Investment in affiliates	—	—	(3,788)
Acquisition of lease rights	(549)	(37,182)	(2,717)
Other	(1,875)	1,208	(11,998)

Net cash used in investing activities	(609,030)	(395,628)	(284,818)
Financing Activities:
Proceeds from sale of capital stock	89,239	63,996	48,043
Proceeds from borrowings	1,589,779	392,261	965,921
Payments on borrowings	(1,308,311)	(417,323)	(830,018)
Purchase of dissenting shareholder S-Corporation stock	—	(48,102)	—
Purchase of treasury stock	(310,238)	(7,892)	—
Dividends to shareholders of acquired S-Corp	—	(15,904)	(25,175)

Net cash (used in) provided by financing activities	60,469	(32,964)	158,771
Effect of exchange rate changes on cash	1,526	(560)	(2,720)
Net (decrease) increase in cash and cash equivalents	(247,510)	(23,095)	264,053
Cash and cash equivalents at beginning of period	357,993	381,088	117,035

Cash and cash equivalents at end of period	$110,483	$357,993	$381,088

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A Basis of Presentation

    The consolidated financial statements include the accounts of Staples, Inc. ("Staples" or the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

    On November 9, 1999, the stockholders of Staples approved a proposal (the "Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common Stock ("Staples.com Stock"), intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to reflect the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's other businesses and a retained interest in Staples.com.

    Staples RD has an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

    In preparing separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com. Thus, the combined financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples.

    Allocation and related party transaction policies adopted by the Board of Directors of Staples ("the Board") can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    Notwithstanding the allocation of assets and liabilities, including contingent liabilities between Staples RD and Staples.com for the purposes of preparing their respective combined financial statements, this allocation and the change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. Holders of Staples RD Stock are common stockholders of the Company and, as such will be subject to the risks associated with an investment in Staples and all of its businesses, assets and liabilities. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business' liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company, which may not reflect the actual trading prices, if any, of the respective businesses at such time.

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

NOTE B Summary of Significant Accounting Polices

    Nature of Operations:  Staples operates as two business groups, Staples RD and Staples.com. Staples RD represents a chain of office supply stores and contract stationer/delivery warehouses throughout North America and Europe. Staples.com represents the e-commerce operations of Staples.

    Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997, consisted of the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998 respectively. As more fully described in Note K, the statement of income for the fiscal year ended January 31, 1998 combines Staples' historical operating results for that fiscal year with the corresponding Quill Corporation ("Quill") operating results for the calendar year ended December 31, 1997. Accordingly, to conform fiscal years for 1998, an adjustment for Quill's operating results for January 1998 was made to retained earnings.

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

    Advertising:  Staples expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $16,133,000 at January 29, 2000 and $9,854,000 at January 30, 1999. Total advertising and marketing expense was $449,385,000, $356,928,000, and $288,838,000 for the years ended January 29, 2000, January 30, 1999, January 31, 1998, respectively.

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

    Lease Acquisition Costs:  Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 29, 2000 and January 30, 1999 totaled $28,729,000 and $24,674,000, respectively.

    Goodwill:  Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated amortization was $25,066,000 and $13,053,000 as of January 29, 2000 and January 30, 1999, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

    Investments:  Staples' securities are classified as available for sale and consist of stock purchased in Internet related companies. Investments that qualify as marketable equity securities are carried at fair value using quoted market prices and all other investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. Unrealized gains and losses are reported as a separate component of stockholders' equity.

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

    Foreign Currency Translation:  The assets and liabilities of Staples' foreign subsidiaries, The Business Depot Ltd. ("Business Depot"), Staples UK, Staples Germany, Sigma Burowelt and The Office Centre are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples' foreign subsidiaries during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 are recorded as a separate component of stockholders' equity.

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

    Earnings Per Share:  Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Subsequent to the to the approval of the Tracking Stock Proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 for Staples, Inc. common stock and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Basic earnings per share for Staples RD Stock is computed by dividing the net earnings or losses of Staples RD, including Staples RD's retained interest in the net earnings or losses of Staples.com, by the weighted average number of shares of Staples RD Stock. Basic net loss per share for Staples.com Stock is computed by dividing (i) the loss of Staples.com multiplied by the "Outstanding Staples.com Fraction" by (ii) the weighted average number of shares of Staples.com Stock and dilutive Staples.com Stock equivalents outstanding during the applicable period. The "Outstanding Staples.com Fraction" is a fraction, the numerator of which is the weighted average number of shares of Staples.com Stock outstanding and the denominator of which is the number of shares of Staples.com Stock that, if issued, would represent 100 percent of the equity of Staples.com. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma earnings/(loss) per share have been calculated to give effect to the sale of 12,792,308 shares of Staples.com Stock in private placements. In presenting this pro forma information, this transaction was assumed to have occurred on February 2, 1997. In addition, the pro forma information includes a provision for income taxes on previously untaxed earnings of pooled S-Corporation.

    Revenue Recognition:  Revenue from retail operations is recognized at the point of sale. The Company allows for merchandise to be returned under most circumstances. The Company does not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements. Sales to delivery customers are considered final upon acceptance of delivery, however, the Company does allow merchandise returns under certain circumstances. The Company does not provide a reserve for estimated returns on these sales as such returns are infrequent and the amount does not have a material impact on the financial statements.

    Fair Value of Financial Instruments:  Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("FAS 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions:

  •
  The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value;

  •
  The fair values of short-term and long-term investments are based on quoted market prices or other readily available sources where applicable;

  •
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

    Interest Rate and Currency Swap Agreements:  Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value.

    New Accounting Standards:  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date to FASB Statement No. 133-an amendment of FASB Statement 133". The Company has not yet determined the effect, if any, of adopting this new standard.

NOTE C Investments

    The following is a summary of available-for-sale investments as of January 29, 2000 and January 30, 1999 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 29, 2000
Short-term:
Agency Bonds	$1,143	$0	$(72)	$1,071

Long-term:
Equity securities	$23,780	$10,975	$0	$34,755

January 30, 1999
Short-term:
Municipal obligations	$10,515	$46	$—	$10,561
Agency Bonds	6,902	7	(42)	6,867

Total short-term	$17,417	$53	$(42)	$17,428

    Proceeds from the sale of investment securities were $16,651,000 and $14,599,000 during the years ended January 29, 2000 and January 30, 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of stockholders' equity totaled $6,644,000, ($1,049,000) and $1,036,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    The amortized cost and estimated fair value of debt securities at January 29, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties. Marketable equity securities are considered long-term based upon the intent and business purposes of the investments.

	Cost	Estimated Fair Value
Due in one year or less	$1,143	$1,071

NOTE D Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	January 29, 2000	January 30, 1999
Taxes	$124,074	$114,179
Acquisition and store closure reserves	103,978	91,484
Employee related	100,909	88,551
Advertising and direct marketing	42,973	30,543
Other	173,228	113,554

Total	$545,162	$438,311

NOTE E Long-Term Debt and Credit Agreement

    Long-term debt consists of the following (in thousands):

	January 29, 2000	January 30, 1999
Senior notes with a fixed rate of 7.125%	$200,000	$200,000
Lines of credit	150,000	29,849
Euro notes with a fixed rate of 5.875%	148,185	—
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 16%; collateralized by the related equipment	14,937	7,760

	513,122	237,609
Less current portion	12,219	32,594

	$500,903	$205,015

    Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal year:	Total
2000	$12,219
2001	391
2002	228
2003	10
2004	148,196
Thereafter	352,078

$513,122

    Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $10,995,000. Future minimum lease payments of $1,226,000, excluding $112,000 of interest, are included in aggregate annual maturities shown above. Staples did not enter into any new capital lease agreements during the fiscal years ended January 29, 2000 and January 30, 1999.

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

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the Notes. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on a 30 day Non-Financial U.S. Commercial Paper Rate of 5.69% plus a fixed basis point adjustment at January 29, 2000. Staples has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

Credit Agreements:

    Effective November 13, 1997, Staples entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate, and this rate was approximately 5.9% at January 29, 2000. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of January 29, 2000, $150,000,000 was outstanding under the revolving credit facility. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2000. Staples UK has a $48,600,000 line of credit which had an outstanding balance of $4,500,000 at January 29, 2000. Staples Germany has a $19,900,000 line of credit, Office Centre Netherlands has a $6,600,000 line of credit, Office Centre Portugal has a $500,000 line of credit and The Business Depot has a $6,900,000 line of credit, all with no outstanding balances at January 29, 2000.

Euro Notes:

    Staples issued notes in the aggregate principal amount of 150,000,000 euro on November 15, 1999. Net proceeds of approximately $148,000,000 were used to fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

    Also on November 15, 1999 Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.2455%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    Interest paid by Staples totaled $18,937,000, $29,600,000 and $23,012,000 for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively. Capitalized interest totaled $433,000, $2,254,000 and $1,387,000 in the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE F Convertible Debentures

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

NOTE G Stockholders' Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock intended to reflect the performance of Staples' e-commerce business. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock. During the fiscal year ended January 29, 2000 Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Additional shares may be issued from time to time upon exercise of stock options or at the discretion of the Board.

    With the approval of the Tracking Stock Proposal, if Staples disposes of all or substantially all of the assets of a Staples RD or Staples.com, and the disposition is not an exempt disposition, Staples would be required to pay a mandatory dividend to the holders of that series of stock, redeem outstanding shares of that series of stock equal to their proportionate interest in the net proceeds of the disposition or exchange shares of that series of stock for shares of the other series at a 10% premium. At any time within one year after completing a special dividend or partial redemption, Staples will have the right to issue shares of the other series of stock, at a 10% premium, in exchange for the remaining shares of the series of stock which received the dividend or was partially redeemed.

    Staples will have the right, at any time, to issue shares of one series of stock in exchange for the other at a premium that was initially 25% and will decline ratably each quarter over a period of three years to 15%. Notwithstanding these exchange provisions, in the event that certain adverse tax law changes were to take place, Staples will have the right to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock at a 10% premium, regardless of when such adverse tax law changes take place. In addition, Staples will have the right, at any time Staples.com Stock exceeds the 40% of total market capitalization threshold but is below the 60% of total market capitalization threshold, to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock on a value for value basis. The exchange ratio that will result in the specified premium or value for value exchange will be calculated based on a comparison of the average market values of the two series of common stock during the 20 consecutive trading day period ending on, and including, the 5th trading day immediately preceding the date on which Staples mails the notice of exchange to holders of the outstanding shares being exchanged. Staples will have the right at any time to transfer all of the assets and liabilities of one or both series of stock to a subsidiary and deliver all of the stock of that subsidiary in exchange for all of the outstanding stock of that series of stock.

    Upon liquidation of Staples, holders of Staples RD Stock and Staples.com Stock will be entitled to receive the net assets of Staples, if any, available for distribution to stockholders. Amounts due upon liquidation in respect of shares of Staples RD Stock and shares of Staples.com Stock will be distributed pro rata in accordance with the average market value of Staples RD Stock and Staples.com Stock over a 20-Trading Day period ending 300 days after the implementation of the Tracking Stock Proposal. In the absence of a public trading market for Staples.com Stock, market value would be determined in good faith by the Board.

    On November 12, 1998, December 30, 1997, March 5, 1996 and June 29, 1995, the Board approved three-for-two splits of Staples' common stock to be effected in the form of 50% stock dividends. The dividends were distributed on January 28, 1999 to shareholders of record as of January 18, 1999, January 30, 1998 to shareholders of record as of January 20, 1998, March 25, 1996 to shareholders of record as of March 15, 1996 and July 24, 1995 to shareholders of record as of July 14, 1995, respectively. The consolidated financial statements have been retroactively restated to give effect to these stock splits.

    On March 4, 1999, the Board approved a stock repurchase program intended to provide shares for employee stock programs. During fiscal year 1999, Staples repurchased approximately $300,105,000 of Staples RD Stock under this program. In addition, Staples purchased treasury stock of $10,143,000 and $7,892,000 from employees and directors to fund the income taxes incurred by those employees and directors associated with the vesting of performance accelerated restricted stock (PARS).

    On July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples RD Stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples may purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement.

    At January 29, 2000, 89,811,472 shares of common stock were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

NOTE H Employee Benefit Plans

    Staples elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    At the Special Stockholders Meeting on November 9, 1999 the stockholders of Staples approved proposals to amend Staples' 1992 Equity Incentive Plan (the "Incentive Plan"), Staples' Amended and Restated 1990 Director Stock Option Plan (the "Director Plan") and Staples' 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") (1) to permit grants of awards under each such plan to be made with respect to either series of common stock of Staples, and (2) to increase the number of shares authorized for issuance under each plan.

Employee Stock Purchase Plan

    The amended Stock Purchase Plan authorizes a total of up to 8,400,000 shares of common stock, regardless of series, to be sold to participating employees. Participating employees may purchase shares of either series of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

Stock Option Plans

    Under Staples' Incentive Plan, as amended by stockholders on November 9, 1999, Staples may grant to management and key employees incentive and nonqualified options to purchase up to 122,850,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"), regardless of series. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired, however, unexercised options under this plan remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of Staples' common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. Staples.com options are exercisable immediately and vest over a period of one to four years. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

    Under Staples' Director Plan, as amended by stockholders on November 9, 1999, up to 3,350,000 shares of options and awards of PARS can be made with respect to shares of existing common stock, regardless of series to be issued to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples RD Stock or Staples.com Stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options of Staples RD Stock granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997, 1998 and 1999: risk-free interest rates ranging from 5.21% to 6.69%; expected dividend yield of zero; volatility factor of the expected market price of Staples RD Stock of .30 for fiscal year 1996, .35 for fiscal year 1997, .36 for fiscal year 1998 and .41 for fiscal 1999; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the Incentive Plan and 2.0 to 5.0 years for the Director Plan. As for Staples.com Stock the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: a risk-free interest rate of 6.67%; volatility factor of the expected market price of Staples.com Stock of 0.00 for fiscal year 1999 and a weighted-average expected life of the option of 2.0 to 5.0 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the amended Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information, which includes the pro forma results of Quill for fiscal years 1998 and 1997, follows (in thousands except for earnings per share information):

    Staples RD Stock:

	January 29, 2000	January 30, 1999	January 31, 1998
Pro forma net income	$277,369	$156,265	$138,983
Pro forma basic earnings per common share	$0.60	$0.36	$0.34
Pro forma diluted earnings per common share	$0.59	$0.35	$0.33

    Staples.com Stock:

January 29, 2000
Pro forma net loss attributed to Staples.com Stock	$(1,118)
Pro forma basic earnings per common share	$(0.08)
Pro forma diluted earnings per common share	$(0.08)

    This pro forma impact only takes into account options granted since January 28, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

    Information with respect to Staples RD Stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at February 1, 1997	45,894,855	$4.26
Granted	9,656,558	10.43
Exercised	(10,147,409)	2.78
Canceled	(2,807,883)	7.43

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 31, 1998	42,596,121	$5.34
Granted	13,698,644	20.22
Exercised	(13,965,713)	3.64
Canceled	(1,938,669)	11.55

Outstanding at January 30, 1999	40,390,383	$11.58
Granted	7,101,885	29.58
Exercised	(5,212,791)	5.59
Canceled	(2,162,227)	17.21

Outstanding at January 29, 2000	40,117,250	$15.26

    The following table summarizes information concerning currently outstanding and exercisable options for Staples Stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.82–$ 2.46	1,385,080	3.38	$2.37	1,385,080	$2.37
$ 2.52–$ 3.90	4,837,655	4.20	$3.65	4,837,655	$3.65
$ 4.12–$ 9.17	7,374,735	5.95	$8.32	7,088,080	$8.32
$ 9.47–$11.53	6,833,401	7.50	$10.49	124,623	$10.40
$11.67–$19.42	1,267,574	8.10	$14.84	47,924	$15.56
$20.08–$20.08	10,140,445	8.42	$20.08	433,125	$20.08
$20.63–$25.38	2,096,227	9.13	$22.49	145,272	$23.02
$26.88–$30.00	1,115,739	9.15	$28.75	—	$—
$30.94–$33.56	5,066,394	9.41	30.97	18,000	30.94
$0.82–$33.56	40,117,250	7.30	$15.26	14,079,759	$6.71

    The weighted-average fair values of options granted during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 were $10.70, $7.18 and $3.80, respectively.

    Information with respect to Staples.com Stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 30, 1999	—	$—
Granted	25,274,138	1.63
Exercised	(14,459,878)	1.63
Canceled	(144,398)	1.63

Outstanding at January 29, 2000	10,699,862	$1.63

    The following table summarizes information concerning currently outstanding and exercisable options for Staples.com Stock:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.63	10,669,862	9.78	$1.63	10,669,862	$1.63

Performance Accelerated Restricted Stock ("PARS")

    PARS are shares of Staples RD Stock or Staples.com Stock granted outright to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares.

    Staples RD Stock PARS issued in the fiscal year ended January 29, 2000, totaling approximately 580,000 shares which have a weighted average fair value of $20.75, initially vest on February 1, 2005 or will accelerate on May 1, in 2002, 2003, or 2004 upon attainment of certain compound annual earnings per share targets. PARS totaling approximately 1,381,000 shares, which have a weighted average fair value of $17.56, issued in fiscal year 1998 will vest on May 1, 2000 as a result of Staples achieving its target earnings goal for the fiscal year ended January 29, 2000.

    In connection with the issuance of the PARS, Staples included $14,832,000, $9,796,000 and $7,496,000 in compensation expense for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Employees' 401(k) Savings Plan

    Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan"), and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2,503,125 shares of common stock to these plans, regardless of series. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board. In connection with these plans, Staples included approximately $4,000,000, $3,000,000 and $2,000,000 in expense for fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE I Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples' deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999, are as follows (in thousands):

	January 29, 2000	January 30, 1999
Deferred Tax Assets:
Inventory	$—	$27,328
Deferred rent	20,310	19,713
Acquired NOL's	12,251	8,743
Other net operating loss carryforwards	37,106	27,259
Insurance	7,455	7,639
Employee benefits	18,368	9,746
Merger related charges	21,965	10,823
Store closure charge	19,694	20,274
Other—net	22,157	17,711

Total Deferred Tax Assets	159,306	149,236

Deferred Tax Liabilities:
Depreciation	(6,847)	(2,312)
Inventory	(21,501)	—
Other—net	(7,424)	(5,164)

Total Deferred Tax Liabilities	(35,772)	(7,476)

Total Valuation Allowance	(48,892)	(37,765)

Net Deferred Tax Assets	$74,642	$103,995

    The deferred tax assets disclosed as acquired NOL's and other net operating loss carryforwards totaled $49,357,000, of which $48,098,000 have been fully reserved due to the uncertainty of the realization of the asset within the local country jurisdiction. Further, if this asset is utilized when income is earned within the foreign jurisdiction, Staples will not have a consolidated tax benefit, as Staples will be required to pay U.S. income taxes on the income offset by the foreign NOL.

    For financial reporting purposes, income before taxes includes the following components (in thousands):

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Pretax income:
United States	$446,726	$262,067	$213,549
Foreign	69,648	44,194	36,205

	$516,374	$306,261	$249,754

    The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Current tax expense:
Federal	$117,389	$135,922	$53,248
State	23,625	18,875	10,707
Foreign	31,107	21,798	14,092

	172,121	176,595	78,047
Deferred tax expense (benefit)	29,265	(55,569)	3,877

Total	$201,386	$121,026	$81,924

    A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	6.0%	6.0%
Goodwill	.6%	.5%	.4%
Income of S-Corporation	(0.0%)	(0.6%)	(5.7%)
Other	(1.6%)	(1.4%)	(2.9%)

Effective tax rate	39.0%	39.5%	32.8%

    A reconciliation of the federal statutory tax rate to Staples' effective tax rate on pro forma net income is as follows:

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	6.0%	6.0%
Goodwill	.6%	.5%	.4%
Other	(1.6%)	(1.4%)	(2.7%)

Effective tax rate	39.0%	40.1%	38.7%

    Income tax payments were $168,155,055, $94,729,602, and $23,487,877 during fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively. Staples has net operating losses of approximately $157,950,000 that can be carried forward indefinitely, $21,900,000 of which is attributable to Staples' increased ownership in Staples UK and Staples Germany, and $8,500,000 which is attributable to Staples' purchase of Office Centre Portugal and Sigma.

    Undistributed earnings of Staples' foreign subsidiaries amounted to approximately $109,300,000 at January 29, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Staples would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5,500,000 would be payable upon remittance of all previously unremitted earnings at January 29, 2000.

NOTE J Leases and other Off-Balance Sheet Commitments

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

    Other long-term obligations at January 29, 2000 include $55,000,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized following the straight-line basis over the respective terms of the leases. Future minimum lease commitments for retail and support facilities (including lease commitments for 154 retail stores not yet opened at January 29, 2000) under noncancellable operating leases are due as follows (in thousands):

Fiscal year:
2000	$335,343
2001	341,719
2002	331,120
2003	319,365
2004	303,494
Thereafter	2,398,174

$4,029,215

    Rent expense approximated $292,872,000, $234,609,000, and $193,990,000, for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

    Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 29, 2000, Staples had available open letters of credit totaling $7,940,000.

    The Company has provided financial guarantees relating to loans taken by certain executives used to exercise the options of Staples.com Stock granted to them. The balance of the loans fully guaranteed by the Company was $17,889,918, including deferred interest of $1,680,982, at January 29, 2000. The loans are 50% non-recourse to the individuals and the interest payable on the loans is with full recourse to the individuals. Each of these persons entered into a pledge agreement with the bank pursuant to which they pledge their shares of Staples.com Stock as collateral for the loan they received. Staples entered into a line of credit and guaranty agreement with the bank pursuant to which Staples agreed to guarantee these loans.

NOTE K Business Acquisitions

    On May 21, 1998, Staples acquired Quill. The Merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26 million shares of Staples' common stock, at an exchange ratio established at a combination of fixed and variable prices, and cash paid to a dissenting shareholder of approximately $48,000,000, which equates to a purchase price of approximately $690,000,000. The Merger was accounted for as a pooling of interests, and accordingly, Staples' consolidated financial statements have been restated to include the operations of Quill for all periods prior to the merger. The statements of income combine Staples' historical operating results for the fiscal year ended January 31, 1998 with the corresponding Quill operating results for the year ended December 31, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill has been included in Staples' U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill been subject to income taxes.

    In connection with the acquisition of Quill, Staples committed to a plan that results in the integration of the two businesses. As a result of the acquisition and integration plan, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger-related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants, and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Through January 29, 2000, Staples paid approximately $24,000,000, which consists primarily of transaction and employee related costs. Approximately $13,500,000 is included in accrued expense at January 29, 2000, which is considered to be sufficient to cover the remaining merger related and integration costs to be paid in connection with the Quill acquisition.

    Separate net sales and net income of the merged entities prior to the merger are presented in the following table (in thousands):

January 31, 1998
Net sales:
Staples	$5,181,035
Quill	551,110

Combined	$5,732,145

Net income
Staples	$130,949
Quill	36,965

Combined	$167,914

Pro forma net income
Staples	$130,949
Quill(1)	22,179

Combined	$153,128

(1)
Reflects adjustment for provision for income taxes on previously untaxed earnings of S-Corporation.

    On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,600,000, net of cash acquired. Staples Communications is a full-service supplier of telecommunications services to small and medium sized businesses in the United States. The acquisition has been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $158,400,000, which will be amortized over 20 years using the straight-line method. As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded a liability in purchase accounting of approximately $6,882,000 for merger and integration costs. The merger transaction costs of approximately $1,852,000 consist of direct costs of the transaction, primarily fees paid for investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee costs of $4,650,000 and other merger related costs of approximately $380,000. Through January 29, 2000, Staples paid approximately $3,096,000 related to this liability. Approximately $3,786,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the Claricom acquisition.

    On October 7, 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $106,400,000, net of cash acquired. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. The acquisitions have been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $96,900,000, which will be amortized over 40 years using the straight-line method. As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded adjustments in purchase accounting of approximately $30,000,000 for merger and integration costs. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee related costs of approximately $8,094,000, store closure and conversion costs of approximately $6,948,000, write-down of inventory of approximately $5,778,000 and other merger related costs of approximately $6,905,000. Through January 29, 2000, Staples paid approximately $4,300,000 related to this liability. Approximately $19,922,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the acquisition of these companies.

NOTE L Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which cannot be expanded and upgraded to Staples current store model and reported a pre-tax store closure charge of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 and 2000. At January 29, 2000, the Company has executed lease agreements for a substantial majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. Through January 29, 2000, the Company has paid approximately $476,000 in costs related to the store closures and $34,110,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures.

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

NOTE M Segment Reporting

    Staples has three reportable segments: North American Retail, North American Delivery Operations, and European Operations. Staples' North American Retail segment consists of two operating units that operate office supply stores throughout the US and Canada. Staples' North American Delivery Operations segment consists of four operating units, including Staples.com, that sell office products and supplies directly to businesses throughout the US and Canada. The European Operations segment consists of seven operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

Information about segment profit/loss and segment assets (in thousands)

Measurement of Segment Profit or Loss and Segment Assets

    Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on Staples' investment portfolio an interest expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost, therefore there is no intercompany profit or loss recognized on these transactions.

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

    Year ended January 29, 2000:

	N. American Retail	N. American Delivery Operations	European Operations	All Other(1)	Totals
Revenues from external customers	$5,996,072	$2,456,706	$484,031	$—	$8,936,809
Depreciation and amortization expense	125,769	34,820	13,556	—	174,145
Segment profit (loss)	571,138	187,518	(37,248)	(205,034)	516,374
Segment assets	3,415,413	724,915	583,096	—	4,723,424
Expenditures for long-lived assets	301,832	215,181	106,418	—	623,431

    Year ended January 30, 1999:

	N. American Retail	N. American Operations Delivery	European Operations	All Other(1)	Totals
Revenues from external customers	$4,867,124	$1,914,975	$341,090	$—	$7,123,189
Merger and store closure	49,706	41,000	—	—	90,706
Depreciation and amortization expense	98,586	20,151	8,191	—	126,928
Segment profit (loss)	381,900	118,548	(17,077)	(177,110)	306,261
Segment assets	2,886,114	448,452	162,693	—	3,497,259
Expenditures for long-lived assets	333,021	40,712	10,528	—	384,261

    Year ended January 31, 1998:

	N. American Retail	N. American Operations Delivery	European Operations	All Other(1)	Totals
Revenues from external customers	$3,854,745	$1,652,215	$225,185	$—	$5,732,145
Merger expenses	—	—	—	29,665	29,665
Depreciation and amortization expense	66,345	18,760	5,609	—	90,714
Segment profit (loss)	319,939	112,031	(8,049)	(174,167)	249,754
Segment assets	2,432,696	386,053	130,088	—	2,948,837
Expenditures for long-lived assets	208,304	23,977	49,657	—	281,938

(1)
All other includes corporate general and administrative expenses and merger related costs in connection with the then proposed merger with Office Depot, Inc. for the fiscal year ended January 31, 1998.

Assets

	January 29, 2000	January 30, 1999
Total assets for reportable segments	$4,723,424	$3,497,259
Elimination of intercompany receivables	(124,229)	(89,664)
Elimination of intercompany investments	(753,119)	(228,329)

Total consolidated assets	$3,846,076	$3,179,266

Geographic Information

    Year ended January 29, 2000:

	Revenues	Long-Lived Assets
North America	$8,452,777	$1,497,909
Europe	484,032	88,035

Consolidated Total	$8,936,809	$1,585,944

    Year ended January 30, 1999:

	Revenues	Long-Lived Assets
North America	$6,782,099	$1,027,704
Europe	341,090	35,913

Consolidated Total	$7,123,189	$1,063,617

NOTE N Guarantor Subsidiaries

    The 7.125% senior notes due August 15, 2007, the Euro Notes due November 15, 2004 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the years ended January 29, 2000 and January 30, 1999. Prior to February 1, 1998 the Company's debt was registered with Staples, Inc., which held the assets and operations that guaranteed the related debt, therefore the consolidated financial statements represent those of Staples and separate disclosure is not necessary for the year ended January 31, 1998. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

Condensed Consolidating Balance Sheet
As of January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$23,577	$24,677	$63,300	$—	$111,554
Merchandise inventories	(925)	1,239,768	368,673	—	1,607,516
Other current assets and Intercompany	661,540	453,174	553,570	(1,193,903)	474,381

Total current assets	684,192	1,717,619	985,543	(1,193,903)	2,193,451
Net property, equipment and other assets	513,143	835,971	1,056,632	(753,121)	1,652,625

Total assets	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

Total current liabilities	$66,199	$762,233	$347,062	$279,410	$1,454,904
Total long-term liabilities	300,908	238,961	22,490	—	562,359
Total stockholders' equity	830,228	1,552,396	1,672,623	(2,226,434)	1,828,813

Total liabilities and stockholders' equity	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

Condensed Consolidating Balance Sheet
As of January 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$219,426	$16,348	$139,647	$—	$375,421
Merchandise inventories	(5,561)	1,095,906	250,087	—	1,340,432
Other current assets and Intercompany	780,629	396,920	552,395	(1,381,697)	348,247

Total current assets	994,494	1,509,174	942,129	(1,381,697)	2,064,100
Net property, equipment and other assets	271,129	710,049	362,178	(228,190)	1,115,166

Total assets	$1,265,623	$2,219,223	$1,304,307	$(1,609,887)	$3,179,266

Total current liabilities	$86,206	$830,728	$266,789	$81,609	1,265,332
Total long-term liabilities	7,581	237,128	12,339	—	257,048
Total stockholders' equity	1,171,836	1,151,367	1,025,179	(1,691,496)	1,656,886

Total liabilities and stockholders' equity	$1,265,623	$2,219,223	$1,304,307	$(1,609,887)	$3,179,266

Condensed Consolidated Statement of Income
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$6,633,780	$2,303,029	$8,936,809
Cost of goods sold and occupancy costs	1,152	4,999,326	1,721,085	6,721,563

Gross profit	(1,152)	1,634,454	581,944	2,215,246
Operating and other expenses	29,269	1,236,117	433,486	1,698,872

Income before income taxes	(30,421)	398,337	148,458	516,374
Provision for income taxes	(168,841)	2,293	(34,838)	(201,386)

Net income/(loss)	$(199,262)	$400,630	$113,620	$314,988

Condensed Consolidated Statement of Income
For the year ended January 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$5,428,414	$1,694,775	$7,123,189
Cost of goods sold and occupancy costs	1,477	4,110,968	1,284,478	5,396,923

Gross profit	(1,477)	1,317,446	410,297	1,726,266
Operating and other expenses	30,096	1,075,613	314,296	1,420,005

Income before income taxes	(31,573)	241,833	96,001	306,261
Provision for income taxes	24,057	(98,808)	(46,275)	(121,026)
Minority interest	—	—	135	135

Net income/(loss)	$(7,516)	$143,025	$49,861	$185,370

Condensed Consolidated Statement of Cash Flows
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(215,203)	$286,024	$228,704	$299,525
Investing Activities:
Acquisition of property, equipment and lease rights	(38,216)	(277,695)	(39,719)	(355,630)
Other	(23,780)	—	(229,620)	(253,400)

Cash used in by investing activities	(61,996)	(277,695)	(269,339)	(609,030)
Financing Activities:
Payments on borrowings	(1,262,857)	—	(45,454)	(1,308,311)
Other	1,344,207	—	24,573	1,368,780

Cash provided by/(used) in financing activities	81,350	—	(20,881)	60,469
Effect of exchange rate changes on cash	—	—	1,526	1,526

Net (decrease) increase in cash	(195,849)	8,329	(59,990)	(247,510)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$23,577	$24,677	$62,229	$110,483

Condensed Consolidated Statement of Cash Flows
For the year ended January 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(136,712)	$364,166	$178,603	$406,057
Investing Activities:
Acquisition of property, equipment and lease rights	(62,535)	(289,296)	(35,380)	(387,211)
Other	211,299	(66,776)	(152,940)	(8,417)

Cash (used in)/provided by investing activities	148,764	(356,072)	(188,320)	(395,628)
Financing Activities:
Payments on borrowings	(393,713)	—	(23,610)	(417,323)
Other	411,835	—	(27,476)	384,359

Cash provided by/(used) in financing activities	18,122	—	(51,086)	(32,964)
Effect of exchange rate changes on cash	—	—	(560)	(560)

Net (decrease) increase in cash	30,174	8,094	(61,363)	(23,095)
Cash and cash equivalents at beginning of period	189,252	8,253	183,583	381,088

Cash and cash equivalents at end of period	$219,426	$16,347	$122,220	$357,993

NOTE O Computation of Earnings per Common Share

    Subsequent to the to the approval of the tracking stock proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 for Staples, Inc. common stock and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Pro forma earnings/(loss) per share has been calculated as though Staples RD Stock had existed for all periods presented, to give effect to the sale of Staples.com in private placements and includes a provision for income taxes on untaxed earnings of pooled S-Corporation. (Amounts in thousands, except for per share data):

		13 Weeks Ended January 29, 2000
	39 Weeks Ended October 30, 1999 Staples, Inc.
		Staples RD	Staples.com
Historical Earnings Per Share
Numerator:
Net income	$195,591	$120,127	$(730)
Denominator:
Weighted-average shares	461,711,992	455,978,860	16,108,177
Performance accelerated restricted stock	221,936	12,571	—

Denominator for basic earnings per common share—weighted-average shares	461,933,928	455,991,431	16,108,177
Effect of dilutive securities:
Incremental and windfall shares	13,125,190	9,945,465	—
Performance accelerated restricted stock	—	1,131,386	—

Historical Earnings Per Share
Dilutive potential common shares	13,125,190	11,076,851	—

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	475,059,118	467,068,283	16,108,177
Basic earnings/(loss) per common share	$0.42	$0.26	$(0.05)

Diluted earnings/(loss) per common share	$0.41	$0.26	$(0.05)

	Staples, Inc.
	January 30, 1999	January 31, 1998
Historical Earnings Per Share
Numerator:
Net income	$185,370	$167,914
Effect of dilutive securities:
4 1/2% convertible debentures(a)	7,451	9,365

Numerator for diluted earnings per common share—income available to common stockholders after assumed conversion	$192,821	$177,279
Denominator:
Weighted-average shares	429,308,638	408,095,647
Performance accelerated restricted stock	2,314	2,330

Denominator for basic earnings per common share—weighted-average shares	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,648,979	12,769,769
Performance accelerated restricted stock	208,300	209,592
4 1/2% convertible debentures	25,856,165	30,681,819

Dilutive potential common shares	38,713,444	43,661,180

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	468,024,396	451,759,157
Basic earnings per common share	$0.43	$0.41

Diluted earnings per common share	$0.41	$0.39

	January 31, 1998	January 29, 2000	January 30, 1999
Pro forma Earnings Per Share—Staples RD
Numerator:
Historical Net Income	$315,718	$185,370	$167,914
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income(b)	—	(1,814)	(14,786)
Adjustment for pro forma retained interest in Staples.com(c)	356	27	12

Pro forma net income	316,074	183,583	153,140
Effect of dilutive securities:
4 1/2% convertible debentures(a)	—	7,451	9,365

Numerator for diluted earnings per common share—pro forma income available to common stockholders after assumed conversion	$316,074	$191,034	$162,505

Denominator:
Weighted-average shares	460,278,709	429,308,638	408,095,647
Performance accelerated restricted stock	169,595	2,314	2,330

Pro forma Earnings Per Share—Staples RD
Denominator for basic pro forma earnings per common share—weighted-average shares	460,448,304	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,330,260	12,648,979	12,769,769
Performance accelerated restricted stock	282,846	208,300	209,592
4 1/2% convertible debentures	—	25,856,165	30,681,819

Dilutive potential common shares	12,613,106	38,713,444	43,661,180

Denominator for diluted earnings per common share —adjusted weighted-average shares and assumed conversion	473,061,410	468,024,396	451,759,157
Pro forma basic earnings per common share	$0.69	$0.43	$0.38

Pro forma basic earnings per common share	$0.67	$0.41	$0.36

	January 31, 1998	January 29, 2000	January 30, 1999
Pro forma Earnings Per Share—Staples.com
Numerator:
Historical net loss	$(16,358)	$(487)	$(300)
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income(b)	—	12	120
Adjustment for Staples RD's pro forma retained interest(c)	15,272	448	168

Pro forma net loss with S-Corporation conversion and pro forma adjustment for Staples RD's retained interest in Staples.com	$(1,086)	$(27)	$(12)

Denominator for basic net loss per common share—weighted-average shares	14,235,107	12,792,308	12,792,308
Denominator for diluted net loss per common share—weighted-average shares	14,235,107	12,792,308	12,792,308
Pro forma basic net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.08)	$(0.00)	$(0.00)

Pro forma diluted net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.08)	$(0.00)	$(0.00)

(a)
The 4 1/2% Debentures were substantially converted into common stock on December 2, 1998 (see Note F). For the computation of earnings per common share, this conversion of 30,674,276 shares is assumed to have occurred at the beginning of the fiscal year (February 1, 1998), and is included in the weighted-average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 4 1/2% Debentures incurred by Staples through December 2, 1998, net of tax, is added back to reported net income to compute earnings per common share for the years ended January 30, 1999 and January 31, 1998.

(b)
Pro forma adjustment to reflect provision for income taxes on previously untaxed earnings of pooled S-Corporation.

(c)
Adjustment to give effect to the sale of 12,792,308 shares of Staples.com Stock in a private placement. In presenting this pro forma information, this transaction was assumed to have occurred on February 2, 1997.

NOTE P Quarterly Summary (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 29, 2000	(In thousands, except per share amounts)
Sales	$2,072,066	$1,840,110	$2,393,811	$2,630,822
Gross Profit	494,753	454,559	594,247	671,687
Historical net income	50,314	52,744	92,534	119,396
Historical net income attributed to Staples RD Stock				120,126
Historical net loss attributed to Staples.com Stock				(730)
Pro forma net income attributed to Staples RD Stock(2)	50,438	52,842	92,705	120,229
Pro forma net loss attributed to Staples.com Stock(2)	(124)	(98)	(171)	(833)
Basic earnings/(loss) per common share
Historical net income per common share(1)	$0.11	$0.11	$0.20
Historical net income per common share—Staples RD Stock(1)				$0.26
Historical net loss per common share—Staples.com Stock(1)				$(0.05)
Pro forma net income per common share—Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26
Pro forma net loss per common share—Staples.com Stock(2)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Diluted earnings/(loss) per share
Historical net income per common share(1)	$0.11	$0.11	$0.20
Historical net income per common share—Staples RD Stock(1)				$0.26
Historical net loss per common share—Staples.com Stock(1)				$(0.05)
Pro forma net income per common share—Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26
Pro forma net loss per common share—Staples.com Stock(2)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year Ended January 30, 1999	(In thousands, except per share amounts)
Sales	$1,670,611		$1,475,705		$1,899,770		$2,077,103
Gross Profit	388,015		354,925		475,913		538,534
Historical net income	35,950		8,974	(2)	69,186		71,260	(5)
Pro forma net income attributed to Staples RD Stock(2)	34,138	(4)	8,977	(2)	69,192		71,277	(5)
Pro forma net loss attributed to Staples.com Stock(2)	(2)		(3)		(6)		(17)
Basic earnings/(loss) per share
Historical net income per common share	$0.09		$0.02	(3)	$0.16		$0.16	(5)
Pro forma net income per common share—Staples RD Stock(2)	$0.08		$0.02	(3)	$0.16		$0.16	(5)
Pro forma net loss per common share—Staples.com Stock(2)	$—		$—		$—		$—
Diluted earnings/(loss) per share
Historical net income per common share	$0.08	(6)	$0.02	(3)	$0.15	(6)	$0.15	(5)(6)
Pro forma net income per common share—Staples RD Stock(2)	$0.08	(6)	$0.02	(3)	$0.15	(6)	$0.15	(5)(6)
Pro forma net loss per common share—Staples.com Stock(2)	$—		$—		$—		$—

(1)
Historical earnings per share is omitted for the 4th Quarter of fiscal year ending January 29, 2000 for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples capital structure by creating Staples.com Stock and reclassifying Staples common stock as Staples RD Stock. In its place, historical earnings per share is presented for Staples RD Stock and Staples.com Stock for this period.

(2)
Pro forma information is calculated to give effect to the sale of 12,792,308 shares of Staples.com Stock in private placements. In presenting this pro forma information, those transactions were assumed to have occurred on February 2, 1997.

(3)
Net income for the quarter ended August 1, 1998 includes a pre-tax charge of $41,000 resulting from costs incurred in connection with the merger with Quill Corporation.

(4)
Pro forma net income includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.

(5)
Net income for the quarter ended January 30, 1999 includes a pre-tax charge of $49,706 resulting from a store closure charge.

(6)
Earnings per share—assuming dilution is calculated considering the $300 million of 4 1/2% Convertible Subordinated Debentures as common stock equivalents for the entire quarter.

NOTE Q Subsequent Events

    In February 2000, Staples.com completed a 10% investment in BizBuyer.com of approximately $19,000,000. The investment will be accounted for on a cost basis as it only represents an interest of no greater than 15% of the outstanding stock of BizBuyer.com and its fair value using readily available market data cannot be determined. BizBuyer.com is a leading business-to-business marketplace where buyers and sellers connect to buy and sell products and services.

    On February 18, 2000, Staples.com filed a registration statement for an initial public offering of shares of Staples.com Stock. It is intended that these shares will reflect the performance of Staples.com, the e-commerce business of Staples, Inc.

    On March 3, 2000, Register.com, an investment recorded at cost by Staples, Inc. of approximately $8,000,000 at January 29, 2000, completed an initial public offering of its common stock. The closing stock price of Register.com on that date was $57.25 per share. At the date of the initial public offering, Staples owned approximately 2,160,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $215,000,000. Staples accounts for its investment in Register.com in accordance with SFAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of Register.com would be recorded as a component of stockholders' equity.

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

    We have audited the accompanying combined balance sheets of the Staples Retail and Delivery (as described in Notes A and C) as of January 29, 2000 and January 30, 1999, and the related combined statements of income, group equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit 1997 financial statements of Quill Corporation, a wholly owned subsidiary, which statements reflect 22% of net income of the Staples Retail and Delivery for the year ended January 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included in the Staples Retail and Delivery as it relates to Quill Corporation is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and, for 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Staples Retail and Delivery at January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

    As more fully described in Notes A and C to these financial statements, the Staples Retail and Delivery is a business group of Staples, Inc., accordingly, the combined financial statements of Staples Retail and Delivery should be read in conjunction with the audited financial statements of Staples, Inc.

/s/ Ernst & Young LLP ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000

STAPLES RETAIL AND DELIVERY

Combined Balance Sheets

(Dollar Amounts in Thousands)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$110,483	$357,993
Short-term investments	1,071	17,428
Merchandise inventories	1,607,516	1,340,432
Receivables, net	360,901	221,836
Deferred income taxes	39,730	75,261
Prepaid expenses and other current assets	72,172	50,117

Total current assets	2,191,873	2,063,067
Property and Equipment:
Land and buildings	328,994	231,378
Leasehold improvements	442,119	372,451
Equipment	533,771	399,153
Furniture and fixtures	286,260	239,755

Total property and equipment	1,591,144	1,242,737
Less accumulated depreciation and amortization	508,810	403,462

Net property and equipment	1,082,334	839,275
Other Assets:
Retained interest in Staples.com	16,254	1,962
Lease acquisition costs, net of amortization	68,832	75,127
Goodwill, net of amortization	387,595	148,201
Deferred income taxes	34,912	28,735
Other	31,769	22,814

Total other assets	539,362	276,839

	$3,813,569	$3,179,181

LIABILITIES AND GROUP EQUITY
Current Liabilities:
Accounts payable	$897,523	$794,427
Inter-business payable to Staples.com	23,600	—
Accrued expenses and other current liabilities	537,696	438,226
Debt maturing within one year	12,219	32,594

Total current liabilities	1,471,098	1,265,247
Long-Term Debt	500,903	205,015
Other Long-Term Obligations	61,456	52,033
Group Equity	1,780,112	1,656,886

	$3,813,569	$3,179,181

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

Combined Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$8,842,460	$7,106,303	$5,728,439
Cost of goods sold and occupancy costs	6,647,769	5,384,202	4,374,915

Gross profit	2,194,691	1,722,101	1,353,524
Operating and other expenses:
Operating and selling	1,268,099	990,239	807,880
Pre-opening	16,485	13,836	9,443
General and administrative	337,719	299,187	225,001
Amortization of goodwill	12,014	3,739	3,581
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Interest and other expense, net	17,183	17,342	21,947

Total operating and other expenses	1,651,500	1,415,049	1,097,517

Income before equity in loss of affiliates, retained interest and income taxes	543,191	307,052	256,007
Equity in loss of affiliates	—	—	(5,953)

Income before income taxes	543,191	307,052	250,054
Income tax expense	211,845	121,330	81,924

Net income before minority interest	331,346	185,722	168,130
Minority interest	—	135	84

Net income before retained interest in Staples.com	331,346	185,857	168,214
Loss related to retained interest in Staples.com	(15,628)	(487)	(300)

Net income	$315,718	$185,370	$167,914

Basic earnings per common share Historical net income per common share for the 13 weeks ended January 29, 2000	$0.26

Diluted earnings per common share Historical net income per common share for the 13 weeks ended January 29, 2000	$0.26

Pro forma earnings per common share for Staples RD Stock and S-Corporation conversion:
Basic earnings per common share
Pro forma historical net income per common share—Staples RD Stock	$0.69	$0.43	$0.41

Diluted earnings per common share
Pro forma historical net income per common share—Staples RD Stock	$0.67	$0.41	$0.39

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

Combined Statements of Group Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2000, January 30, 1999,
and January 31, 1998

	Group Equity	Comprehensive Income
Balances at February 1, 1997	$875,823	$146,656

Net income for the year	167,914	167,914
Cumulative translation adjustment	(10,168)	(10,168)
Unrealized gain (loss) on investments	1,036	1,036
Issuance of common stock for stock options exercised	32,183
Tax benefit on exercise of options	32,873
Dividends to shareholders of acquired S-Corp	(25,175)
Sale of common stock under Employee Stock Purchase Plan	10,499
Issuance of Performance Accelerated Restricted Stock	7,182
Contribution of common stock to Employees' 401(k) Savings Plan	2,318

Balances at January 31, 1998	$1,094,485	$158,782

Net income for the year	185,370	185,370
Cumulative translation adjustment	(1,360)	(1,360)
Unrealized gain (loss) on investments	(1,049)	(1,049)
Issuance of common stock for conversion of debentures, net of interest and deferred charges	298,533
Issuance of common stock for stock options exercised	50,123
Tax benefit on exercise of options	74,157
Dividends to shareholders of acquired S-Corp	(15,904)
Purchase and retirement of S-Corp shares	(48,102)
Sale of common stock under Employee Stock Purchase Plan	13,210
Issuance of Performance Accelerated Restricted Stock	10,654
Purchase of treasury shares	(7,892)
Contribution of common stock to Employees' 401(k) Savings Plan	3,288
Other equity changes, net	1,373

Balances at January 30, 1999	$1,656,886	$182,961

Net income for the year	315,718	315,718
Cumulative translation adjustment	7,202	7,202
Unrealized gain (loss) on investments	(51)	(51)
Issuance of common stock for stock options exercised	27,735
Tax benefit on exercise of options	40,129
Sale of common stock under Employee Stock Purchase Plan	21,990
Issuance of Performance Accelerated Restricted Stock	20,420
Purchase of treasury shares	(310,248)
Contribution of common stock to Employees' 401(k) Savings Plan	3,544
Other equity changes, net	(3,213)

Balances at January 29, 2000	$1,780,112	$322,869

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

Combined Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Operating Activities:
Net income	$315,718	$185,370	$167,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	—	(135)	(84)
Retained interest in loss of Staples.com	15,628	487	300
Depreciation and amortization	173,093	126,870	90,714
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Expense from 401K and PARS stock contribution	18,374	12,764	10,409
Equity in loss of affiliates	—	—	5,953
Deferred income taxes (benefit)/expense	29,265	(55,569)	3,877
Change in assets and liabilities, net of companies acquired using purchase accounting:
Increase in merchandise inventories	(221,463)	(211,052)	(227,076)
Decrease (increase) in receivables	(112,980)	(15,993)	17,569
Increase in prepaid expenses and other assets	(27,861)	(8,806)	(5,026)
Increase in accounts payable, accrued expenses and other current liabilities	110,474	273,195	293,831
Increase in other long-term obligations	7,747	9,597	5,074

	(7,723)	222,064	225,206

Net cash provided by operating activities	307,995	407,434	393,120
Investing Activities:
Acquisition of property and equipment	(342,615)	(348,957)	(190,659)
Acquisition of businesses, net of cash acquired	(244,021)	(13,500)	(79,325)
Proceeds from sales and maturities of short-term investments	32,927	10,338	13,618
Purchase of short-term investments	(16,651)	(22,913)	(4,500)
Proceeds from sales and maturities of long-term investments	—	18,995	265
Purchase of long-term investments	—	(2,545)	(5,714)
Capital contribution to Staples.com	(29,920)	(2,449)	(300)
Investment in affiliates	—	—	(3,788)
Acquisition of lease rights	(549)	(37,182)	(2,717)
Other	(1,875)	1,208	(11,998)

Net cash used in investing activities	(602,704)	(397,005)	(285,118)
Financing Activities:
Proceeds from sale of capital stock	46,503	63,996	48,043
Proceeds from borrowings	1,589,779	392,261	965,921
Payments on borrowings	(1,308,311)	(417,323)	(830,018)
Purchase of dissenting shareholder S-Corporation stock	—	(48,102)	—
Purchase of treasury stock	(310,238)	(7,892)	—
Inter-business advance from Staples.com	27,940	—	—
Dividends to shareholders of acquired S-Corp.	—	(15,904)	(25,175)

Net cash (used in) provided by financing activities	45,673	(32,964)	158,771
Effect of exchange rate changes on cash	1,526	(560)	(2,720)

Net decrease in cash and cash equivalents	(247,510)	(23,095)	264,053
Cash and cash equivalents at beginning of period	357,993	381,088	117,035

Cash and cash equivalents at end of period	$110,483	$357,993	$381,088

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A  Basis of Presentation

    These combined financial statements and notes to combined financial statements of Staples Retail and Delivery ("Staples RD") should be read in conjunction with the audited consolidated financial statements and Annual Report of Staples, Inc. ("Staples" or the "Company") and the audited combined financial information of Staples.com contained in this report. The combined financial statements of Staples RD include the balance sheets, statements of income, cash flows and group equity of Staples' retail stores, catalog businesses and contract stationer business. The Staples RD combined financial statements also include its retained interest in Staples.com, which was 88% and 100% at January 29, 2000 and January 30, 1999, respectively.

    On November 9, 1999 the stockholders of Staples approved a proposal (the "Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples Stock, intended to reflect the performance of Staples RD, which consists of all of the Company's other businesses and a retained interest in Staples.com.

    During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

    In preparing separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com. Thus, the combined financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples. Staples RD's combined financial statements reflect the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board"). These policies are summarized in Note C under "Corporate Activities". Staples RD's combined financial statements include the financial position, results of operations, cash flows of Staples RD and the effects of its retained interest in Staples.com on the statements of income and balance sheets. These financial statements do not represent Staples primary financial statement presentation.

    Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    The Company now provides to the holders of both Staples RD Stock and Staples.com Stock separate financial statements, financial reviews, descriptions of the business, and other relevant information for Staples RD and Staples.com, as well as consolidated financial information of the Company. Notwithstanding the allocation of assets and liabilities, including contingent liabilities between Staples RD and Staples.com for the purposes of preparing their respective combined financial statements, this allocation and the change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. Holders of Staples RD Stock are common stockholders of the Company and, as such will be subject to the risks associated with an investment in Staples and its businesses, assets and liabilities. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business's liabilities with the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company which may not reflect the actual trading prices, if any, of the respective businesses at such time.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of Staples RD and the market price of Staples RD Stock. In addition, net losses of Staples.com and any dividends or distributions on, or repurchases of, Staples.com Stock or repurchases of Staples.com Stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, financial information for Staples RD should be read in conjunction with the Annual Report on Form 10-K of Staples, Inc and the combined financial information of Staples.com contained this report.

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B  Summary of Significant Accounting Policies

    Nature of Operations:  Staples RD operates a chain of office supply stores and contract stationer/delivery warehouses throughout North America and Europe. Staples.com is the business of Staples that sells product through web-based superstores and portals. Staples RD represents the other businesses of Staples, including its retail stores, catalog businesses and contract stationer business.

    Fiscal Year:  Staples RD's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997 consisted of the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. As more fully described in Note M, the statement of income for the fiscal year ended January 31, 1998 combine Staples RD's historical operating results for that fiscal year with the corresponding Quill Corporation ("Quill") operating results for the calendar year ended December 31, 1997. Accordingly, to conform for fiscal year 1998, an adjustment for Quill's operating results for January 1998 was made to group equity.

    Use of Estimates:  The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents:  Staples RD considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    Short-Term Investments:  Staples RD's securities are classified as available for sale and consist principally of high-grade state and municipal securities having an original maturity of more than three months. The investments are carried at fair value, with the unrealized holding gains and losses reported as a component of Staples RD's equity. The cost of securities sold is based on the specific identification method. No individual issue in the portfolio constitutes greater than one percent of the total assets of Staples RD.

    Merchandise Inventories:  Merchandise inventories are valued at the lower of weighted-average cost or market.

    Receivables:  Receivables relate principally to amounts due from vendors under various incentive and promotional programs and trade receivables financed under regular commercial credit terms. Concentrations of credit risk with respect to trade receivables are limited due to Staples RD's large number of customers and their dispersion across many industries and geographic regions.

    Advertising:  Staples RD expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $16,133,000 at January 29, 2000 and $9,854,000 at January 30, 1999. Total advertising and marketing expense was $429,384,000, $355,333,000, and $288,341,000 for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

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

    Lease Acquisition Costs:  Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 29, 2000 and January 30, 1999 totaled $28,729,000 and $24,674,000, respectively.

    Retained Interest in Staples.com:  Staples RD had an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000,

Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of the financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com

    Staples RD accounts for its investment in Staples.com in a manner similar to the method prescribed under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". For the purposes of these separate group financial statements, Staples RD's interest in the equity and net income or loss of Staples.com has been included in Staples RD's balance sheets and statements of income as "retained interest in Staples.com." The amount included in the balance sheets and statements of income as retained interest in Staples.com represents Staples RD's proportional interest in the assets and liabilities and revenue and expenses of Staples.com. The carrying value of Staples RD's retained interest in Staples.com is increased or decreased by Staples RD's proportional interest in the net income or loss of Staples.com. Additionally, if dividends or other distributions are made on Staples.com Stock, including deemed dividends in respect of Staples RD's retained interest in Staples.com, an amount representing Staples RD's proportional interest in such distributions would be transferred to Staples RD from Staples.com and would reduce the book value of Staples RD's retained interest in Staples.com.

    Goodwill:  Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated amortization was $25,066,000 and $13,053,000 as of January 29, 2000 and January 30, 1999, respectively. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

    Pre-opening Costs:  Pre-opening costs, which consist primarily of salaries, supplies, marketing and occupancy costs, are charged to expense as incurred.

    Private Label Credit Card Receivables:  Staples RD offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples RD is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are primarily non-recourse to Staples RD.

    Foreign Currency Translation:  The assets and liabilities of Staples RD's foreign subsidiaries, The Business Depot Ltd. ("Business Depot"), Staples UK, Staples Germany, Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples RD's foreign subsidiaries during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 are recorded as a separate component of group equity.

    Stock Option Plans:  The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, the Company continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

    Earnings Per Share:  Staples RD calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Historical earnings per share for Staples RD Stock is presented for periods subsequent to the approval of the Tracking Stock Proposal, since Staples RD Stock was not previously part of the capital structure of the Company. Basic earnings per share for Staples RD Stock is computed by dividing the net earnings of Staples RD, including Staples RD's retained interest in the net losses of Staples.com, by the weighted average number of shares of Staples RD Stock. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma earnings per share has been calculated as though Staples RD Stock existed for all periods presented and to give effect to the sale of 12,792,308 shares of Staples.com Stock in the private placements. In presenting this pro forma information this transaction was assumed to have occurred on February 2, 1997. In addition the pro forma information includes a provision for income taxes on previously untaxed earnings of pooled S-Corporation.

    Revenue Recognition:  Revenue from retail operations is recognized at the point of sale. Staples RD allows for merchandise to be returned under most circumstances. Staples RD does not provide a reserve for estimated returns, as the amount does not have a material impact on the financial statements. Sales to delivery customers are considered final upon acceptance of delivery, however, the Staples RD does allow merchandise returns under certain circumstances. Staples RD does not provide a reserve for estimated returns on these sales as such returns are infrequent and the amount does not have a material impact on the financial statements.

    Fair Value of Financial Instruments:  Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("FAS 107"), Staples RD has estimated the fair value of its financial instruments using the following methods and assumptions:

  -
  The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value;

  -
  The fair values of short-term investments is based on quoted market prices;

  -
  The carrying amounts of Staples RD's debt approximates fair value, estimated by discounted cash flow analyses based on Staples RD's current incremental borrowing rates for similar types of borrowing arrangements.

    Long-Lived Assets:  Staples RD adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples RD's policy is to evaluate long-lived assets for impairment at a store level.

    Interest Rate and Currency Swap Agreements:  Staples RD uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples RD uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value.

    New Accounting Standards:  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date to FASB Statement No. 133-an amendment of FASB Statement 133". The Company has not yet determined the effect, if any, of adopting this new standard.

NOTE C  Corporate Activities

    Staples RD's financial statements reflect the application of the management and allocation policies adopted by the Board to various corporate activities, as described below:

    Cash Management and Allocation Policies:  In order to prepare separate financial statements for Staples RD and Staples.com, Staples has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com. Thus, the financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding financial statements of Staples. The financial statements of Staples RD and Staples.com reflect the application of cash management and allocation policies adopted by the Board. These policies are summarized below. The Board may, in its sole discretion, modify, rescind or add to any of these policies, although it has no present intention to do so. The decision of the Board to modify, rescind or add to any of these policies would, however, be subject to the Board's general fiduciary duties. Even though Staples has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com, holders of Staples.com stock will be common stockholders of Staples and, as such, will be subject to all risks associated with an investment in Staples and all of its businesses, assets and liabilities.

    Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to the business whose stock was affected.;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance. The inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative financing mechanism between Staples RD and Staples.com based upon the facts and circumstances. The Board has adopted the following additional policies related to the Staples.com stock:

  •
  Staples will attribute each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples will attribute each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its Retained Interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock will be charged against Staples RD, and dividends on and repurchases of Staples.com Stock will be charged against Staples.com. In addition, at the time of any dividend on Staples.com stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Staples will account for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers inrespect of Staples RD's retained interest that correspond to dividends paid on Staples.com stock), as inter-business revolving credit advances unless:

    -
    the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

    -
    the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

    -
    the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

    There are no specific criteria to determine when Staples will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance.

The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

  -
  the current and projected capital structure of each business;

  -
  the relative levels of internally generated funds of each business;

  -
  the financing needs and objectives of the recipient business;

  -
  the investment objectives of the transferring business;

  -
  the availability, cost and time associated with alternative financing sources; and

  -
  prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance will bear interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan will have interest rate, amortization, maturity, redemption and other terms that generally reflect the then prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
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

  •
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

    Through the quarter ending October 30, 1999, fixed asset and investment purchases have been treated as capital contributions from Staples RD. Also, operating cash flow losses in 1999 were funded by Staples RD as an inter-business payable and has been offset by the proceeds received from the issuance of Staples.com Stock, which was distributed to Staples RD. Operating cash flow losses and fixed asset and investment purchases subsequent to October 30, 1999 were absorbed by Staples.com.

    Shared Services and Support Activities:  The cost of services shared by Staples RD and Staples.com, including general and administrative expenses, has been allocated between Staples RD and Staples.com based upon the use of such services and the good faith judgement of the Board or Staples' management. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of shared services, including support activities attributable between Staples RD or Staples.com. Such allocated shared services represent, among other things, financial and accounting services, information system services, certain selling and marketing activities, certain merchandising and replenishment services, transportation and warehouse management services, certain customer service activities, executive management, human resources, legal and corporate planning activities. For example, for printed advertisements and commercials that include both Staples RD and

Staples.com, we currently reimburse Staples RD for that amount of space or air time devoted to Staples.com, plus a proportionate part of the total cost of the rest of the advertisements or commercials based on varying metrics, such as the relative sales of Staples RD and Staples.com.

    Taxes:  Federal income taxes, which are determined on a consolidated basis, are allocated between the businesses of Staples RD and Staples.com, and reflected in their respective financial statements, in accordance with Staples' tax allocation policy. In general, this policy provides that the consolidated tax provision, deferred tax accounts and related tax payments or refunds, are allocated between Staples RD and Staples.com based principally upon the financial income, taxable income, credits and other amounts directly related to their respective businesses. Tax benefits that cannot be used by the business generating such attributes, but can be utilized on a consolidated basis, are allocated to the business that generated such benefits. As a result, the allocated business amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if Staples RD and Staples.com had filed separate tax returns. State income taxes generally are computed on a separate business basis.

    Carrying Charge:  Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Staples RD maintains inventory to support Staples.com's inventory needs and the processing of receivables for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial statements as part of operating and selling expenses and in Staples RD's financial statements as a credit to operating and selling expenses. This charge is calculated based on the amount of receivables and inventory that Staples RD is required to carry for Staples.com. In addition, inventory, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs. The Board may, in its sole discretion, change the carrying charge charged to Staples.com as it deems appropriate in light of the circumstances from time to time.

    Employee Benefits:  Staples RD and Staples.com participate in the following Staples employee benefit plans: an Employee Stock Purchase Plan, an Employee 401(k) Savings Plan, a Supplemental Executive Retirement Plan and a contributory Medical and Dental Plan. The costs of these plans are allocated based on the benefits received under the plans by the employees comprising Staples RD and Staples.com or such other basis as Staples' management believes to be an equitable and reasonable estimate of such costs.

NOTE D  Related Party Transactions

    Staples RD sells inventory to Staples.com based on Staples RD's product cost. Staples RD does not include these transactions in its reported sales. Inventory purchased by Staples.com totaled $62,706,000, $10,796,000, and $2,364,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Had these sales been included in Staples RD's combined financial statements, Staples RD would have reported sales of $8,905,166,000, $7,117,099,000, and $5,730,803,000, and gross profit of 24.6%, 24.2% and 23.6% for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE E  Investments

    The following is a summary of available-for-sale investments as of January 29, 2000 and January 30, 1999 (in thousands):

January 29, 2000	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Agency Bonds	$1,143	$—	$(72)	$1,071

Total short-term	$1,143	$—	$(72)	$1,071

January 30, 1999	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Municipal obligations	$10,515	$46	$—	$10,561
Agency Bonds	6,902	7	(42)	6,867

Total short-term	$17,417	$53	$(42)	$17,428

    Proceeds from the sale of investment securities were $16,651,000 and $14,599,000 during the years ended January 29, 2000 and January 30, 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of group equity totaled ($51,000), ($1,049,000) and $1,036,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    The amortized cost and estimated fair value of debt securities at January 29, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$1,143	$1,071

NOTE F  Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	January 29, 2000	January 30, 1999
Taxes	$124,069	$114,179
Acquisition and store closure reserves	103,978	91,484
Employee related	100,918	88,551
Advertising and direct marketing	38,804	30,458
Other	169,927	113,554

Total	$537,696	$438,226

NOTE G  Long-Term Debt and Credit Agreement

    Staples manages most financial activities on a centralized basis. Such financial activities include the issuance and repayment of short-term and long-term debt. Staples currently attributes each incurrence or issuance of external debt, and the proceeds thereof, to Staples RD and will continue to do so in the future unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt, and the proceeds thereof, to Staples.com at a current incremental borrowing rate of 6%, to the extent that Staples incurs or issues the debt for the benefit of Staples.com.

    Long-term debt on the books of Staples RD consists of the following (in thousands):

	January 29, 2000	January 30, 1999
Senior notes with a fixed rate of 7.125%	$200,000	$200,000
Lines of credit	150,000	29,849
Euro notes with a fixed rate of 5.875%	148,185	—
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 16%; collateralized by the related equipment	14,937	7,760

	513,122	237,609
Less current portion	12,219	32,594

	$500,903	$205,015

    Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal year:	Total
2000	$12,219
2001	391
2002	228
2003	10
2004	148,196
Thereafter	352,078

$513,122

    Included in property and equipment are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $10,995,000. Future minimum lease payments of $1,226,000, excluding $112,000 of interest, are included in aggregate annual maturities shown above. Staples RD did not enter into any new capital lease agreements during the fiscal years ended January 29, 2000 and January 30, 1999.

Senior Notes:

    Staples RD issued $200,000,000 of senior notes (the "Notes") on August 12, 1997 with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Notes are due August 15, 2007. Net proceeds of approximately $198,000,000 from the sale of Staples RD's Notes were used for repayment of indebtedness under Staples RD's revolving credit facility and for general working capital purposes, including the financing of new store openings, distribution facilities and corporate offices.

    On May 11, 1999 and August 3, 1999, Staples RD entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the Notes. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples RD is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on a 30 day Non-Financial U.S. Commercial Paper Rate of 5.69% plus a fixed basis point adjustment at January 29, 2000. Staples RD has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

Credit Agreements:

    Effective November 13, 1997, Staples RD entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate, approximately 5.9% at January 29, 2000. This agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of January 29, 2000, $150,000,000 was outstanding under the revolving credit facility. Staples RD also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2000. Staples UK has a $48,600,000 line of credit which had an outstanding balance of $4,500,000 at January 29, 2000. Staples Germany has a $19,900,000 line of credit, Office Centre Netherlands has a $6,600,000 line of credit, Office Centre Portugal has a $500,000 line of credit and The Business Depot has a $6,900,000 line of credit, all with no outstanding balances at January 29, 2000.

Euro Notes:

    Staples RD issued notes in the aggregate principal amount of 150,000,000 euro on November 15,1999. Net proceeds of approximately $148,000,000 were used fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

    Also on November 15, 1999 Staples RD entered into an interest rate swap for an aggregate notional amount of 150,000,000 euros in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples RD is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.2455%. Staples RD has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    Interest paid by Staples RD totaled $18,937,000, $29,600,000 and $23,012,000 for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively. Capitalized interest totaled $433,000, $2,254,000 and $1,387,000 in the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE H  Convertible Debentures

    On October 5, 1995, Staples RD issued $300,000,000 of 4 1/2% Convertible Subordinated Debentures due October 1, 2000 with interest payable semi-annually (the "4 1/2% Debentures"). During fiscal 1998, $299,995,000 of Staples RD's $300,000,000 of 4 1/2% Debentures were converted into an aggregate of 30,674,276 shares of common stock at a conversion price of $9.78 per share. The remaining $5,000 were called at par value plus a premium of 1.8% and accrued interest. The total principal amount converted was credited to common stock and additional paid-in capital, net of unamortized expenses of the original debt issue and accrued but unpaid interest.

NOTE I  Group Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock intended to reflect the performance of Staples' e-commerce business. Additional shares may be issued from time to time upon exercise of stock options or at the discretion of the Board. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock.

    With the approval of the Tracking Stock Proposal, if Staples disposes of all or substantially all of the assets of Staples RD or Staples.com, and the disposition is not an exempt disposition, Staples would be required to pay a mandatory dividend to the holders of that series of stock, redeem outstanding shares of that series of stock equal to their proportionate interest in the net proceeds of the disposition or exchange shares of that series of stock for shares of the other series at a 10% premium. At any time within one year after completing a special dividend or partial redemption, Staples will have the right to issue shares of the other series of stock, at a 10% premium, in exchange for the remaining shares of the series of stock which received the dividend or was partially redeemed.

    Staples will have the right, at any time, to issue shares of one series of stock in exchange for the other at a premium that will initially be 25% and will decline ratably each quarter over a period of three years to 15%. Notwithstanding these exchange provisions, in the event that certain adverse tax law changes were to take place, Staples will have the right to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock at a 10% premium, regardless of when such adverse tax law changes take place. In addition, Staples will have the right, at any time Staples.com Stock exceeds the 40% of Total Market Capitalization Threshold but is below the 60% of Total Market Capitalization Threshold, to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock on a value for value basis. The exchange ratio that will result in the specified premium or value for value exchange will be calculated based on a comparison of the average market values of the two series of common stock during the 20 consecutive trading day period ending on, and including, the 5th trading day immediately preceding the date on which Staples mails the notice of exchange to holders of the outstanding shares being exchanged. Staples will have the right at any time to transfer all of the assets and liabilities of on or both series of stock to a subsidiary and deliver all of the stock of that subsidiary in exchange for all of the outstanding stock of that series of stock.

    Upon liquidation of Staples, holders of Staples RD Stock and Staples.com Stock will be entitled to receive the net assets of Staples, if any, available for distribution to stockholders. Amounts due upon liquidation in respect of shares of Staples RD Stock and shares of Staples.com Stock will be distributed pro rata in accordance with the average market value of Staples RD Stock and Staples.com Stock over a 20-Trading Day period ending 300 days after the implementation of the Tracking Stock Proposal. In the absence of a public trading market for Staples.com Stock, market value would be determined in good faith by the Board.

    On November 12, 1998, December 30, 1997, March 5, 1996 and June 29, 1995, the Board approved three-for-two splits of Staples Stock to be effected in the form of 50% stock dividends. The dividends were distributed on January 28, 1999 to shareholders of record as of January 18, 1999, January 30, 1998 to shareholders of record as of January 20, 1998, March 25, 1996 to shareholders of record as of March 15, 1996 and July 24, 1995 to shareholders of record as of July 14, 1995, respectively.

    On March 4, 1999, the Board approved a stock repurchase program intended to provide shares for employee stock programs. During the fiscal year 1999 Staples RD repurchased approximately $300,105,000 of Staples RD Stock under this program. In addition, Staples RD purchased treasury stock of $10,143,000 and $7,892,000 from employees and directors to fund the income taxes incurred by those employees and directors associated with the vesting of performance accelerated restricted stock (PARS).

    On July 2, 1999, Staples RD entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples RD Stock in connection with the annual stock option grant to employees and directors. Under the agreement Staples RD may purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement.

    At January 29, 2000, 89,811,472 shares of common stock, regardless of series, were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

NOTE J Employee Benefits Plans

    Staples RD elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    At the Special Stockholders Meeting on November 9, 1999 the stockholders of Staples approved proposals to amend Staples' 1992 Equity Incentive Plan (the "Incentive Plan"), Staples' Amended and Restated 1990 Director Stock Option Plan (the "Director Plan") and Staples' 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") (1) to permit grants of awards under each such plan to be made with respect to either series of common stock of Staples, and (2) to increase the number of shares authorized for issuance under each Plan.

Employee Stock Purchase Plan

    The Amended Stock Purchase Plan authorizes a total of up to 8,400,000 shares of common stock, regardless of series, to be sold to participating employees. Participating employees may purchase shares of either series of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

Stock Option Plans

    Under Staples' Incentive Plan, as amended by shareholders on November 9, 1999, Staples may grant to management and key employees incentive and nonqualified options to purchase up to 122,850,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"), regardless of series. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired; however unexercised options under this plan remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of Staples' common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

    Under Staples Director's Plan, as amended by shareholders on November 9, 1999, up to 3,350,000 grants of options and awards of PARS can be made with respect to shares of existing common stock, regardless of series to be issued to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples RD Stock or Staples.com Stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997, 1998 and 1999: risk-free interest rates ranging from 5.21% to 6.69%; expected dividend yield of zero; volatility factor of the expected market price of Staples' common stock of .30 for fiscal year 1996, .35 for fiscal year 1997, .36 for fiscal year 1998 and .41 for fiscal 1999; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the 1992 Plan and 2.0 to 5.0 years for the Director's Plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information, which includes the pro forma results of Quill for fiscal years 1998 and 1997, follows (in thousands except for earnings per share information):

	January 29, 2000	January 30, 1999	January 31, 1998
Pro forma net income	$277,369	$156,265	$138,983
Pro forma basic earnings per common share	$0.60	$0.36	$0.34
Pro forma diluted earnings per common share	$0.59	$0.35	$0.33

    This pro forma impact only takes into account options granted since January 28, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

    Information with respect to options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at February 1, 1997	45,894,855	$4.26
Granted	9,656,558	10.43
Exercised	(10,147,409)	2.78
Canceled	(2,807,883)	7.43

Outstanding at January 31, 1998	42,596,121	$5.34
Granted	13,698,644	20.22
Exercised	(13,965,713)	3.64
Canceled	(1,938,669)	11.55

Outstanding at January 30, 1999	40,390,383	$11.58
Granted	7,101,885	29.58
Exercised	(5,212,791)	5.59
Canceled	(2,162,227)	17.21

Outstanding at January 29, 2000	40,117,250	$15.26

    The following table summarizes information concerning currently outstanding and exercisable options:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.82— $2.46	1,385,080	3.38	$2.37	1,385,080	$2.37
$2.52— $3.90	4,837,655	4.20	$3.65	4,837,655	$3.65
$4.12— $9.17	7,374,735	5.95	$8.32	7,088,080	$8.32
$9.47—$11.53	6,833,401	7.50	$10.49	124,623	$10.40
$11.67—$19.42	1,267,574	8.10	$14.84	47,924	$15.56
$20.08—$20.08	10,140,445	8.42	$20.08	433,125	$20.08
$20.63—$25.38	2,096,227	9.13	$22.49	145,272	$23.02
$26.88—$30.00	1,115,739	9.15	$28.75	0	$0.00
$30.94—$33.56	5,066,394	9.41	$30.97	18,000	$30.94

$0.82—$33.56	40,117,250	7.30	$15.26	14,079,759	$6.71

    The weighted-average fair values of options granted during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 were $10.70, $7.18 and $3.80, respectively.

Performance Accelerated Restricted Stock ("PARS")

    PARS are shares of Staples RD Stock granted outright to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples RD Stock.

    PARS issued in the fiscal year ended January 29, 2000 totaling approximately 580,000 shares which have a weighted average fair value of $20.75, initially vest on February 1, 2005 or will accelerate on May 1, in 2002, 2003, or 2004 upon attainment of certain compound annual earnings per share targets. PARS totaling approximately 1,381,000 shares, which have a weighted average fair value of $17.56, issued in fiscal year 1998 will vest on May 1, 2000 as a result of Staples achieving its target earnings goal for the fiscal year ended January 29, 2000.

    In connection with the issuance of the PARS, Staples RD included $14,832,000, $9,796,000 and $7,496,000 in compensation expense for the fiscal years ended January 30, 1999, January 30, 1999 and January 31, 1998, respectively.

Employees' 401(k) Savings Plan

    Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan"), and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2,503,125 shares of common stock, regardless of series, to these plans. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board. In connection with these plans, Staples RD included approximately $4,000,000, $3,000,000 and $2,000,000 in expense for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE K  Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples RD's deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999, are as follows (in thousands):

	January 29 2000	January 30, 1999
Deferred Tax Assets:
Inventory	$—	$27,328
Deferred rent	20,310	19,713
Acquired NOL's	12,251	8,743
Other net operating loss carryforwards	37,106	27,259
Insurance	7,455	7,639
Employee benefits	18,368	9,746
Merger related charges	21,965	10,823
Store closure charge	19,694	20,274
Other—net	22,157	17,711

Total Deferred Tax Assets	159,306	149,236

Deferred Tax Liabilities:
Depreciation	(6,847)	(2,310)
Inventory	(21,501)	—
Other—net	(7,424)	(5,165)

Total Deferred Tax Liabilities	(35,772)	(7,475)

Total Valuation Allowance	(48,892)	(37,765)

Net Deferred Tax Assets	$74,642	$103,996

    Net deferred tax assets disclosed as acquired NOL's and other net operating loss carryforwards, totaling $49,357,000, of which $48,098,000 have been fully reserved due to the uncertainty of the realization of the asset within the local country jurisdiction. Further, if this asset is utilized when income is earned within the foreign jurisdiction, Staples RD will not have a consolidated tax benefit, as Staples RD will be required to pay U.S. income taxes on the income offset by the foreign NOL.

    For financial reporting purposes, income before taxes includes the following components (in thousands):

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Pretax income:
United States	$473,543	$262,371	$213,549
Foreign	69,648	44,194	36,205

	$543,191	$306,565	$249,754

    The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Current tax expense:
Federal	$127,848	$136,226	$53,248
State	23,625	18,875	10,707
Foreign	31,107	21,798	14,092

	182,580	176,899	78,047
Deferred tax expense (benefit)	29,265	(55,569)	3,877

Total	$211,845	$121,330	$81,924

A reconciliation of the federal statutory tax rate to Staples RD's effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	6.0%	6.0%
Goodwill	0.6%	0.5%	0.4%
Income of S-Corporation	(0.0)%	(0.6)%	(5.7)%
Other	(1.6)%	(1.3)%	(2.9)%

Effective tax rate	39.0%	39.6%	32.8%

A reconciliation of the federal statutory tax rate to Staples RD's effective tax rate on pro forma net income is as follows:

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	6.0%	6.0%
Goodwill	.6%	.5%	.4%
Other	(1.6)%	(1.4)%	(2.7)%

Effective tax rate	39.0%	40.2%	38.7%

    Income tax payments were $168,155,055, $94,729,602, and $23,487,877 during fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively. Staples RD has net operating losses of approximately $157,950,000 that can be carried forward indefinitely, $21,900,000 of which is attributable to Staples' increased ownership in Staples UK and Staples Germany, and $8,500,000 which is attributable to Staples' purchase of Office Centre Portugal and Sigma.

    Undistributed earnings of Staples' foreign subsidiaries amounted to approximately $109,300,000 at January 29, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Staples would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5,500,000 would be payable upon remittance of all previously unremitted earnings at January 29, 2000.

NOTE L  Leases and Other Off-Balance Sheet Commitments

    Staples RD leases certain retail and support facilities under long-term noncancellable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and require Staples RD to pay real estate taxes in excess of specified amounts and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

    Other long-term obligations at January 29, 2000 include $55,000,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized following the straight-line basis over the respective terms of the leases. Future minimum lease commitments for retail and support facilities (including lease commitments for 154 retail stores not yet opened at January 29, 2000) under noncancellable operating leases are due as follows (in thousands):

Fiscal year:
2000	$335,343
2001	341,719
2002	331,120
2003	319,365
2004	303,494
Thereafter	2,398,174

$4,029,215

    Rent expense approximated $292,872,000, $234,609,000, and $193,990,000, for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

    Letters of credit are issued by Staples RD during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 29, 2000, Staples RD had available open letters of credit totaling $7,940,000.

NOTE M  Business Acquisitions

    On May 21, 1998, Staples acquired Quill. The merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26,000,000 shares of Staples' common stock, at an exchange ratio established at a combination of fixed and variable prices, and cash paid to dissenting shareholder of approximately $48,000,000, which equates to a purchase price of approximately $690,000,000. The merger was accounted for as a pooling of interests, and accordingly, Staples' consolidated financial statements have been restated to include the operations of Quill for all periods prior to the merger. The statements of income combine Staples' historical operating results for the fiscal year ended January 31, 1998 with the corresponding Quill operating results for the year ended December 31, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill has been included in Staples' U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill been subject to income taxes.

    In connection with the acquisition of Quill, Staples committed to a plan that results in the integration of the two businesses. As a result of the acquisition and integration plan, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. These costs consist of direct merger-related and integration costs from the transaction. The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants, and other related charges. The integration costs primarily include employee costs of approximately $7,000,000, contract and lease termination costs of approximately $14,100,000, the write-down of leasehold improvements of approximately $3,500,000 and other merger-related costs of approximately $5,900,000. Through January 29, 2000, Staples RD paid approximately $24,000,000, which consists primarily of transaction and employee related costs. Approximately $13,500,000 is included in accrued expense at January 29, 2000, which is considered to be sufficient to cover the remaining merger related and integration costs to be paid in connection with the Quill acquisition.

    Separate net sales and net income of the merged entities prior to the merger are presented in the following table (in thousands):

January 31, 1998
Net sales:
Staples	$5,181,035
Quill	551,110

Combined	$5,732,145

Net income
Staples	$130,949
Quill	36,965

Combined	$167,914

Pro forma net income
Staples	$130,949
Quill(1)	22,179

Combined	$153,128

(1)
Reflects adjustment for provision for income taxes on previously untaxed earnings.

    On February 26, 1999, Staples RD completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,600,000, net of cash acquired. Staples Communications is a full-service supplier of telecommunications services to small and medium sized businesses in the United States. The acquisition has been accounted for using the purchase method of accounting and accordingly Staples has recognized goodwill of approximately $158,400,000, which will be amortized over 20 years using the straight- line method. As a result of a merger and integration plan that Staples RD began to formulate at the date of acquisition, it recorded a liability in purchase accounting of approximately $6,882,000 for merger and integration costs. The merger transaction costs of approximately $1,852,000 consist of direct costs of the transaction, primarily fees paid for investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee costs of $4,650,000 and other merger related costs of approximately $380,000. Through January, 29, 2000, Staples RD paid approximately $3,096,000 related to this liability. Approximately $3,786,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the Claricom acquisition.

    On October 7, 1999, Staples RD completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $106,400,000, net of cash acquired. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. The acquisitions have been accounted for using the purchase method of accounting and accordingly Staples has recognized goodwill of approximately $96,900,000, which will be amortized over 40 years using the straight-

line method. As a result of a merger and integration plan that Staples RD began to formulate at the date of acquisition, it recorded adjustments in purchase accounting of approximately $30,000,000 for merger and integration costs. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee related costs of approximately $8,094,000, store closure and conversion costs of approximately $6,948,000, write-down of inventory of approximately $5,778,000 and other merger related costs of approximately $6,905,000. Through January 29, 2000, Staples RD paid approximately $4,300,000 related to this liability. Approximately $19,922,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the acquisition of these companies.

NOTE N  Store Closure Charge

    In the fourth quarter of 1998, Staples RD committed to a plan to relocate certain stores which cannot be expanded and upgraded to Staples RD's current store model and reported a pre-tax store closure charge of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure, and $15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 and 2000. At January 29, 2000, Staples RD had executed lease agreements for a substantial majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any site that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. Through January 29, 2000, Staples RD had paid approximately $476,000 in costs related to the store closures and $34,110,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures

    As a result of Staples RD's commitment to exit these stores, Staples RD evaluated the long-lived assets at each location in accordance with FAS 121. The analysis indicated that the long-lived assets of the designated stores were impaired. Accordingly, Staples RD estimated the fair value of these assets based on discounted cash flows and recorded an impairment charge of $15,120,000, which is included in the store closure charge. Staples RD will continue to depreciate these assets based on their revised useful life.

NOTE O  Segment Reporting

    Staples RD has three reportable segments: North American Retail, North American Delivery Operations, and European Operations. Staples RD's North American Retail division consists of two operating units that operate stores throughout the US and Canada. Staples RD's North American Delivery Operations division consists of four operating units that sell office products and supplies directly to businesses. The European Operations segment consists of seven operating units which operate office supply stores and sell directly to businesses throughout the United Kingdom, Germany and the Netherlands and Portugal.

Measurement of Segment Profit or Loss and Segment Assets

    Staples RD evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on Staples RD's investment portfolio and interest expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples RD's cost, therefore there is no intercompany profit or loss recognized on these transactions.

Factors Management Used to Identify the Enterprise's Reportable Segments

    Staples RD's reportable segments are business units that distribute office products in different manners. The reportable segments are each managed separately because they distribute products to different classes of customer with different distribution methods. The European operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

Information about segment profit/loss and segment assets (in thousands)

    Year ended January 29, 2000:

	N. American Retail	N. American Delivery Operations	European Operations	All Other(1)	Totals
Revenues from external customers	$5,996,072	$2,362,357	$484,031	$—	$8,842,460
Depreciation and amortization expense	125,769	33,768	13,556	—	173,093
Segment profit (loss)	571,138	211,365	(37,248)	(202,064)	543,191
Segment assets	3,415,413	692,408	583,096	—	4,690,917
Expenditures for long-lived assets	301,832	208,855	106,418	—	617,105

Year ended January 30, 1999:

	N. American Retail	N. American Delivery Operations	European Operations	All Other(1)	Totals
Revenues from external customers	$4,867,124	$1,898,089	$341,090	$—	$7,106,303
Merger and store closure	49,706	41,000	—	—	90,706
Depreciation and amortization expense	98,586	20,093	8,191	—	126,870
Segment profit (loss)	381,900	118,075	(17,077)	(175,846)	307,052
Segment assets	2,886,114	448,367	162,693	—	3,497,174
Expenditures for long-lived assets	333,021	42,089	10,528	—	385,638

Year ended January 31, 1998:

	N. American Retail	N. American Delivery Operations	European Operations	All Other(1)	Totals
Revenues from external customers	$3,854,745	$1,648,509	$225,185	$—	$5,728,439
Merger expenses	—	—	—	29,665	29,665
Depreciation expense	66,345	18,760	5,609	—	90,714
Segment profit (loss)	319,939	112,011	(8,049)	(173,847)	250,054
Segment assets	2,432,696	386,053	130,088	—	2,948,837
Expenditures for long-lived assets	208,304	24,277	49,657	—	282,238

(1)
All other includes corporate general and administrative expenses and merger related costs in connection with the then proposed merger with Office Depot, Inc for the year ended January 31, 1998.

Assets	January 29, 2000	January 30, 1999
Total assets for reportable segments	$4,690,917	$3,497,174
Elimination of intercompany receivables	(124,229)	(89,664)
Elimination of intercompany investments	(753,119)	(228,329)

Total consolidated assets	$3,813,569	$3,179,181

Geographic Information

    Year ended January 29, 2000:

	Revenues	Long-Lived Assets
North American	$8,358,428	$1,466,980
Europe	484,032	88,035

Consolidated Total	$8,842,460	$1,555,015

    Year ended January 30, 1999:

	Revenues	Long-Lived Assets
North American	$6,765,213	$1,028,652
Europe	341,090	35,913

Consolidated Total	$7,106,303	$1,064,565

NOTE P  Computation of Earnings per Common Share

    The computation of historical earnings per share has been included for the period subsequent to the approval of the tracking stock proposal. The pro forma earnings per share has been calculated to give the effect to the sale of Staples.com Stock in private placements and includes a provision for income taxes on untaxed earnings of pooled S-Corporation as though Staples RD Stock had existed for all periods presented (amounts in thousands, except for per share data):

Historical Earnings Per Share	13 weeks ended January 29, 2000
Numerator:
Net income	$120,127
Denominator:
Weighted-average shares	455,978,860
Performance accelerated restricted stock	12,571

Denominator for basic earnings per common share—weighted-average shares	455,991,431
Effect of dilutive securities:
Incremental and windfall shares	9,945,465
Performance accelerated restricted stock	1,131,386

Dilutive potential common shares	11,076,851

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	467,068,283
Basic earnings per common share	$0.26

Diluted earnings per common share	$0.26

Pro forma Earnings Per Share—Staples RD	January 29, 2000	January 30, 1999	January 31, 1998
Numerator:
Historical net income	$315,718	$185,370	$167,914
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income	—	(1,814)	(14,786)
Adjustment for pro forma retained interest in Staples.com	356	27	12

Pro forma net income	$316,074	$183,583	$153,140
Effect of dilutive securities: 4 1/2% convertible debentures(a)	—	7,451	9,365

Numerator for diluted earnings per common share—pro forma income available to common stockholders after assumed conversion	$316,074	$191,034	$162,505

Denominator
Weighted-average shares	460,278,709	429,308,638	408,095,647
Performance accelerated restricted stock	169,595	2,314	2,330

Denominator for basic pro forma earnings per common share—weighted-average shares	460,448,304	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,330,260	12,648,979	12,769,769
Performance accelerated restricted stock	282,846	208,300	209,592
4 1/2% convertible debentures	—	25,856,165	30,681,819

Dilutive potential common shares	12,613,106	38,713,444	43,661,180

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversion	473,061,410	468,024,396	451,759,157
Pro forma basic earnings per common share	$0.69	$0.43	$0.38

Pro forma diluted earnings per common share	$0.67	$0.41	$0.36

(a)
The 4 1/2% Debentures were substantially converted into common stock on December 2, 1998 (see Note H). For the computation of earnings per common share, this conversion of 30,674,276 shares is assumed to have occurred at the beginning of the fiscal year (February 1, 1998), and is included in the weighted-average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 4 1/2% Debentures incurred by Staples RD through December 2, 1998, net of tax, is added back to reported net income to compute earnings per common share for the years ended January 30, 1999 and January 31, 1998.

NOTE Q  Quarterly Summary (Unaudited)

    Staples Retail and Delivery

Fiscal Year Ended January 29, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Sales	$2,060,374	$1,824,500	$2,369,382	$2,587,754
Gross Profit	492,083	450,924	588,742	662,942
Historical net income	50,314	52,744	92,534	120,126
Pro forma net income attributed to Staples RD Stock	50,438	52,842	92,705	120,229
Basic earnings per common share:
Historical net income per common share attributed to Staples RD Stock(1)				$0.26

Pro forma net income per common share attributed to Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26

Diluted earnings per share
Historical net income per common share attributed to Staples RD Stock(1)				$0.26

Pro forma net income per common share attributed to Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26

Fiscal Year Ended January 30, 1999	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
Sales	$1,668,367		$1,472,890		$1,895,724		$2,069,322
Gross Profit	380,209		347,145		467,097		527,650
Net income	35,950		8,974	(3)	69,186		71,260	(5)
Pro forma net income attributed to Staples RD Stock(2)	34,137	(4)	8,977	(3)	69,192		71,277	(5)
Basic earnings per share
Pro forma net income per common share attributed to Staples RD Stock(2)	$0.08		$0.02	(3)	$0.16		$0.16	(5)

Diluted earnings per share
Pro forma net income per common share attributed to Staples RD Stock(2)	$0.08	(6)	$0.02	(3)	$0.15	(6)	$0.15	(5)(6)

(1)
Historical earnings per share is omitted for the 1st, 2nd and 3rd quarters of fiscal year ending January 29, 2000 and for the entire fiscal year ending January 30, 1999 as Staples RD Stock was not created until the quarter ended January 29, 2000 as a result of the approval of the "Tracking Stock Proposal" which changed Staples capital structure by creating Staples.com Stock and reclassifying Staples common stock as Staples RD Stock.

(2)
Pro forma information is calculated to give effect to the sale of 12,792,308 shares of Staples.com Stock in private placements. In presenting pro forma information, those transactions were assumed to have occurred on February 2, 1997.

(3)
Net income for the quarter ended August 1, 1998 includes a pre-tax charge of $41,000 resulting from costs incurred in connection with the merger with Quill Corporation.

(4)
Pro forma net income includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.

(5)
Net income for the quarter ended January 30, 1999 includes a pre-tax charge of $49,706 resulting from a store closure charge.

(6)
Earnings per share—assuming dilution is calculated considering the $300 million of 4 1/2% Convertible Subordinated Debentures as common stock equivalents for the entire quarter.

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

    We have audited the accompanying combined balance sheets of Staples.com (as described in Notes A and C) as of January 29, 2000 and January 30, 1999, and the related combined statements of operations, group equity and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Staples.com at January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.

    As more fully described in Notes A and C to these financial statements, Staples.com is a business group of Staples, Inc., accordingly, the combined financial statements of Staples.com should be read in conjunction with the audited financial statements of Staples, Inc.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000

STAPLES.COM

Combined Balance Sheets

(Dollar Amounts in Thousands)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	1,578	1,033
Inter-business receivable from Staples RD	23,660	—

Total current assets	25,238	1,033
Equipment:
Equipment	13,538	1,072
Less accumulated depreciation	1,110	58

Net equipment	12,428	1,014
Other Assets
Investments	34,755	—

	$72,421	$2,047

LIABILITIES AND GROUP EQUITY
Current Liabilities:
Accrued expenses and other current liabilities	$7,466	$85

Total current liabilities	7,466	85
Group Equity	64,955	1,962

	$72,421	$2,047

See notes to combined financial statements.

STAPLES.COM

Combined Statements of Operations

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$94,349	$16,886	$3,706
Cost of goods sold and occupancy costs	73,794	12,721	2,775

Gross profit	20,555	4,165	931
Operating and other expenses:
Operating and selling	27,063	2,058	637
Site development costs	4,050	939	—
General and administrative	16,341	1,931	586
Interest and other expense, net	(82)	28	8

Total operating and other expenses	47,372	4,956	1,231

Loss before income taxes	(26,817)	(791)	(300)
Income tax benefit	(10,459)	(304)	—

Net loss	$(16,358)	$(487)	$(300)

Net loss attributed to (Note A):
Staples.com Stock	(730)	—	—
Staples RD Stock	(15,628)	(487)	(300)

	$(16,358)	$(487)	$(300)

Basic net loss per common share Historical net loss per common share for the 13 weeks ended January 29, 2000	$(0.05)

Diluted net loss per common share Historical net loss per common share for the 13 weeks ended January 29, 2000.	$(0.05)

Pro forma net loss per common share for tracking stock and S-Corporation conversion:
Basic net loss per common share Pro forma net loss per common share	$(0.08)	$—	$—

Diluted net loss per common share Pro forma net loss per common share	$(0.08)	$—	$—

See notes to combined financial statements.

STAPLES.COM

Combined Statements of Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

	Group Equity	Comprehensive Income
Balances at February 1, 1997	$—	$—
Capital contribution by Staples RD	300
Net loss for the year	(300)	(300)

Balances at January 31, 1998	—	$(300)

Capital contribution by Staples RD	2,449
Net loss for the year	(487)	(487)

Balances at January 30, 1999	1,962	$(487)

Capital contribution by Staples RD	29,920
Issuance of common stock for stock options exercised	23,111
Net issuance of common stock	19,625
Net loss for the year	(16,358)	(16,358)
Unrealized gain on investments	6,695	6,695

Balances at January 29, 2000	$64,955	$(9,663)

See notes to combined financial statements.

STAPLES.COM

Combined Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Operating Activities:
Net loss	$(16,358)	$(487)	$(300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,052	58	—
Change in assets and liabilities:
Increase in prepaid expenses and other assets	(545)	(1,033)	—
Increase in accounts payable, accrued expenses and other current liabilities	7,381	85	—

	7,888	(890)	—

Net cash used in operating activities	(8,470)	(1,377)	(300)
Investing Activities:
Acquisition of property and equipment	(12,466)	(1,072)	—
Purchase of long-term investments	(23,780)	—	—

Net cash used in investing activities	(36,246)	(1,072)	—
Financing Activities:
Net proceeds from sale of capital stock	42,736	—	—
Inter-business advance to Staples RD	(27,940)	—	—
Proceeds from borrowings	14,796	1,377	300
Repayment of borrowings	(14,796)	(1,377)	(300)
Capital contributions from Staples RD	29,920	2,449	300

Net cash provided by financing activities	44,716	2,449	300
Net (decrease) increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

See notes to combined financial statements.

STAPLES.COM

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A  Basis Of Presentation

    These combined financial statements and notes to combined financial statements of Staples.com should be read in conjunction with the audited consolidated financial statements and Annual Report of Staples, Inc. ("Staples" or the "Company") for the year ended January 29, 2000 and the audited combined financial information of Staples Retail and Delivery ("Staples RD") contained in this report. Staples.com provides an electronic marketplace where small, mid-sized and large businesses can buy office products and services and obtain information and expert content. Our principal web sites are Staples.com, Quillcorp.com and StaplesLink.com, each of which operates its own web site and serves a separate target customer base.

    On November 9, 1999, the stockholders of Staples approved a proposal ("the Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to reflect the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD, which consists of all of the Company's other businesses and a retained interest in Staples.com.

    Staples RD had an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of those financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com common stock

    In preparing separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com. Thus, the combined financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples. Staples.com's combined financial statements reflect the application of certain cash management and allocation policies adopted by the board of directors of Staples (the "Board"). These policies are summarized in Note C under "Corporate Activities". Staples.com's combined financial statements include the financial position, results of operations, and cash flows of Staples.com. These financial statements do not represent Staples' primary financial statement presentation.

    Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    The Company now provides to the holders of both Staples RD Stock and Staples.com Stock separate financial statements, financial reviews, descriptions of the business, and other relevant information for Staples RD and Staples.com as well as consolidated financial information of the Company. Notwithstanding the allocation of assets and liabilities, including contingent liabilities between Staples RD and Staples.com for the purposes of preparing their respective combined financial statements, this allocation and the change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. Holders of Staples RD Stock will remain common stockholders of the Company. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business's liabilities with the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company, which may not reflect the actual trading prices, if any, of the respective businesses at such time.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other businesses and the market price of the stock relating to the other businesses. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, financial information for Staples.com's combined financial statements should be read in conjunction with the Company's audited consolidated financial information and the combined financial information of Staples RD contained in this report

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B  Summary of Significant Accounting Policies

    Nature of Operations:  Staples.com represents the e-commerce business of Staples and is comprised of three principal web sites, including Staples.com, Quillcorp.com and StaplesLink.com. Staples RD represents the other businesses of Staples, including its retail stores, catalog business and contract stationer business.

    Fiscal Year:  Staples.com's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997, consisted of the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. As more fully described in Note K, the statements of operations combine Staples' historical operating results for the fiscal year with the corresponding Quill Corporation ("Quill") operating results for the calendar year ended December 31, 1997.

    Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management of Staples.com to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Concentration of Credit Risk:  Staples.com does not carry any inventory or receivables and is solely reliant upon Staples RD to provide funding for its operations, and the Board will determine, in its sole discretion, whether to provide any particular funds on any particular occasion to either group, but will not be obligated to do so.

    Advertising:  Advertising production costs are expensed the first time advertising takes place. Total advertising and promotion expenses were $20,001,000, $1,595,000 and $497,000 for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively. Included in prepaid and other assets was $1,033,000 at January 30, 1999, relating to prepaid advertising and promotion expenses. There was no prepaid advertising and promotion expenses at January 29, 2000.

    Site Development Costs:  Site development costs consist principally of payroll and related expenses for development, editorial, systems and network operations personnel and consultants, hosting costs and system design costs.

    Equipment:  Equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Certain system and telecommunications, relating to the site development infrastructure, have been capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Depreciation periods for equipment are three to five years.

    Investments:  Staples.com's securities are classified as available for sale and consist of stock purchased in Internet related companies. Investments that qualify as marketable equity securities are carried at fair value using quoted market prices and other investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. Unrealized gains and losses are reported as a component of Staples.com's group equity.

    Stock Option Plans:  Staples.com has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted by FAS 123, Staples continues to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

    Net Loss Per Share:  Staples.com calculates net loss per share in accordance with Statement of Financial Accouning Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Historical net loss per share for Staples.com is presented for periods subsequent to the approval of Tracking Stock Proposal since Staples.com stock was not previously part of the capital structure of the Company. Basic net loss per share for Staples.com Stock is computed by dividing (i) the loss of Staples.com multiplied by the "Outstanding Staples.com Fraction" by (ii) the weighted average number of shares of Staples.com Stock outstanding during the applicable period. The "Outstanding Staples.com Fraction" is a fraction, the numerator of which is the weighted average number of shares of Staples.com Stock outstanding and the denominator of which is the number of shares of Staples.com Stock that, if issued, would represent 100 percent of the equity of Staples.com. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma loss per share has been calculated to give the effect to the sale of 12,792,308 shares of Staples.com Stock in the private placements. In presenting this pro forma information, these transactions were assumed to have occurred on February 2, 1997. In addition, the pro forma information includes a benefit for income taxes on previously unbenefited losses of pooled S-Corporation.

    Long-Lived Assets:  Staples.com adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amounts.

    Segment Reporting:  Management's approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the major countries in which Staples.com holds assets and reports revenues. Staples.com holds assets and reports revenues in one operating segment.

NOTE C  Corporate Activities

    Staples.com's financial statements reflect the application of the management and allocation policies adopted by the Board to various corporate activities, as described below:

    Cash Management and Allocation Policies:  In order to prepare separate financial statements for Staples RD and Staples.com, Staples has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com. Thus, the financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding financial statements of Staples. The financial statements of Staples RD and Staples.com reflect the application of cash management and allocation policies adopted by the Board. These policies are summarized below. The Board may, in its sole discretion, modify, rescind or add to any of these policies, although it has no present intention to do so. The decision of the Board to modify, rescind or add to any of these policies would, however, be subject to the Board's general fiduciary duties. Even though Staples has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flow between Staples RD and Staples.com, holders of Staples.com stock will be common stockholders of Staples and, as such, will be subject to all risks associated with an investment in Staples and all of its businesses, assets and liabilities.

    Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to the business whose stock was affected;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance. The inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative financing mechanism between Staples RD and Staples.com based upon the facts and circumstances. The Board has adopted the following additional policies related to the Staples.com Stock:

  •
  Staples will attribute each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples will attribute each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its retained interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock will be charged against Staples RD, and dividends on and repurchases of Staples.com Stock will be charged against Staples.com. In addition, at the time of any dividend on Staples.com Stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Staples will account for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), as inter-business revolving credit advances unless:

  –
  the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

  –
  the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

  –
  the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

    There are no specific criteria to determine when Staples will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

  –
  the current and projected capital structure of each business;

  –
  the relative levels of internally generated funds of each business;

  –
  the financing needs and objectives of the recipient business;

  –
  the investment objectives of the transferring business;

  –
  the availability, cost and time associated with alternative financing sources; and

  –
  prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance will bear interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan will have interest rate, amortization, maturity, redemption and other terms that generally reflect the then prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
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

  •
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

    Through the quarter ending October 30, 1999, fixed asset and investment purchases have been treated as capital contributions from Staples RD. Also, operating cash flow losses in 1999 were funded by Staples RD as an inter-business payable and has been offset by the proceeds received from the issuance of Staples.com Stock, which was distributed to Staples RD. Operating cash flow losses and fixed asset and investment purchases subsequent to October 30, 1999 were absorbed by Staples.com.

    Shared Services and Support Activities:  The cost of services shared by Staples RD and Staples.com, including general and administrative expenses, have been allocated between Staples RD and Staples.com based upon the use of such services and the good faith judgement of the Board or Staples' management. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of shared services, including support activities attributable between Staples RD or Staples.com. Such allocated shared services represent, among other things, financial and accounting services, information system services, certain selling and marketing activities, certain merchandising and replenishment services, transportation and warehouse management services, certain customer service activities, executive management, human resources, legal and corporate planning activities. For example, for printed advertisements and commercials that include both Staples RD and Staples.com, we currently reimburse Staples RD for that amount of space or air time devoted to Staples.com, plus a proportionate part of the total cost of the rest of the advertisements or commercials based on varying metrics, such as the relative sales of Staples RD and Staples.com.

    Taxes:  Federal income taxes, which are determined on a consolidated basis, are allocated between the businesses of Staples RD and Staples.com, and reflected in their respective financial statements, in accordance with Staples' tax allocation policy. In general, this policy provides that the consolidated tax provision, deferred tax accounts and related tax payments or refunds, are allocated between Staples RD and Staples.com based principally upon the financial income, taxable income, credits and other amounts directly related to their respective businesses. Tax benefits that cannot be used by the business generating such attributes, but can be utilized on a consolidated basis, are allocated to the business that generated such benefits. As a result, the allocated business amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if Staples RD and Staples.com had filed separate tax returns. State income taxes generally are computed on a separate business basis.

    Carrying Charge:  Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Staples RD maintains inventory to support Staples.com's inventory needs and the processing of receivables for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial statements as part of operating and selling expenses and in Staples RD's financial statements as a credit to operating and selling expenses. This charge is calculated based on the amount of receivables and inventory that Staples RD is required to carry for Staples.com. In addition, inventory, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs. The Board may, in its sole discretion, change the carrying charge charged to Staples.com as it deems appropriate in light of the circumstances from time to time.

    Employee Benefits:  Staples.com participates in the following Staples employee benefit plans: an Employee Stock Purchase Plan, an Employee 401(k) Savings Plan, a Supplemental Executive Retirement Plan and a contributory Medical and Dental Plan. The costs of these plans are allocated based on the benefits received under the plans by the employees comprising Staples RD and Staples.com or such other basis as Staples' management believes to be an equitable and reasonable estimate of such costs.

NOTE D  Related Party Transactions

    Staples RD sells inventory to Staples.com for resale. Under this arrangement, Staples.com purchases inventory from Staples RD for resale. The cost per inventory unit purchased by Staples.com is based on Staples RD's product cost. Inventory purchased by Staples.com totaled $62,706,000, $10,796,000 and $2,364,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

NOTE E  Investments

    The following is a summary of available-for-sale investments as of January 29, 2000 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Long-term:
Equity securities	$23,780	$10,975	$—	$34,755

NOTE F  Long-Term Debt and Credit Agreement

    Staples manages most financial activities on a centralized basis. Such financial activities include the issuance and repayment of short-term and long-term debt. Staples currently attributes each incurrence or issuance of external debt, and the proceeds thereof, to Staples RD and will continue to do so in the future unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt, and the proceeds thereof, to Staples.com at a current incremental borrowing rate of 6%, to the extent that Staples incurs or issues the debt for the benefit of Staples.com.

NOTE G  Group Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock intended to reflect the performance of Staples' e-commerce business. Additional shares may be issued from time to time upon exercise of stock options or at the discretion of the Board. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock.

    With the approval of the Tracking Stock Proposal, if Staples disposes of all or substantially all of the assets of Staples RD or Staples.com, and the disposition is not an exempt disposition, Staples would be required to pay a mandatory dividend to the holders of that series of stock, redeem outstanding shares of that series of stock equal to their proportionate interest in the net proceeds of the disposition or exchange shares of that series of stock for shares of the other series at a 10% premium. At any time within one year after completing a special dividend or partial redemption, Staples will have the right to issue shares of the other series of stock, at a 10% premium, in exchange for the remaining shares of the series of stock which received the dividend or was partially redeemed.

    Staples will have the right, at any time, to issue shares of one series of stock in exchange for the other at a premium that will initially be 25% and will decline ratably each quarter over a period of three years to 15%. Notwithstanding these exchange provisions, in the event that certain adverse tax law changes were to take place, Staples will have the right to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock at a 10% premium, regardless of when such adverse tax law changes take place. In addition, Staples will have the right, at any time Staples.com Stock exceeds the 40% of total market capitalization threshold but is below the 60% of total market capitalization threshold, to issue shares of either series of common stock in exchange for outstanding shares of the other series of common stock on a value for value basis. The exchange ratio that will result in the specified premium or value for value exchange will be calculated based on a comparison of the average market values of the two series of common stock during the 20 consecutive trading day period ending on, and including, the 5th trading day immediately preceding the date on which Staples mails the notice of exchange to holders of the outstanding shares being exchanged. Staples will have the right at any time to transfer all of the assets and liabilities of on or both series of stock to a subsidiary and deliver all of the stock of that subsidiary in exchange for all of the outstanding stock of that series of stock.

    Upon liquidation of Staples, holders of Staples RD Stock and Staples.com Stock will be entitled to receive the net assets of Staples, if any, available for distribution to stockholders. Amounts due upon liquidation in respect of shares of Staples RD Stock and shares of Staples.com Stock will be distributed pro rata in accordance with the average market value of Staples RD Stock and Staples.com Stock over a 20-Trading Day period ending 300 days after the implementation of the Tracking Stock Proposal. In the absence of a public trading market for Staples.com Stock, market value would be determined in good faith by the Board.

    Staples RD had an 88% and 100% retained interest in Staples.com, at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 12,792,308 shares of Staples.com Stock in private placements, and 14,459,878 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of those financings, including the amount of

Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

NOTE H  Employee Benefit Plans

    Staples.com elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    At the Special Stockholders Meeting on November 9, 1999 the stockholders of Staples approved proposals to amend each of the following: Staples' 1992 Equity Incentive Plan (the "Incentive Plan"), Staples' Amended and Restated 1990 Director Stock Option Plan (the "Director Plan") and Staples' 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") (1) to permit grants of awards under each such plan to be made with respect to either series of common stock of Staples, and (2) to increase the number of shares authorized for issuance under each Plan.

Employee Stock Purchase Plan

    The Amended Stock Purchase Plan authorizes a total of up to 8,400,000 shares of common stock, regardless of series, to be sold to participating employees. Participating employees may purchase shares of either series of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

Stock Option Plans

    Under Staples' Incentive Plan, as amended by shareholders on November 9, 1999, Staples may grant to management and key employees incentive and nonqualified options to purchase up to 122,850,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"), regardless of series. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired, however, unexercised options under this plan remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of Staples' common stock at the date of grant. The options granted to date were based on the fair market value from a private placement around the same time. Staples.com options are exercisable immediately and vest over a period of one to four years The options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

    Under Staples Director's Plan, as amended by shareholders on November 9, 1999, up to 3,350,000 grants of options and awards of PARS can be made with respect to shares of existing common stock,

regardless of the series to be issued to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples RD Stock or Staples.com Stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options of Staples.com Stock granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: a risk-free interest rate of 6.67%; volatility factor of the expected market price of Staples.com Stock of 0.00 for fiscal year 1999, expected dividend yield of zero and a weighted-average expected life of the options of 2.0 to 5.0 years

Staples.com Stock:	January 29, 2000
Pro forma net loss	$(1,118)
Pro forma basic net loss per common share	$(0.08)
Pro forma diluted net loss per common share	$(0.08)

    Information with respect to options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 30, 1999	0	$0
Granted	25,274,138	1.63
Exercised	(14,459,878)	1.63
Canceled	(144,398)	1.63

Outstanding at January 29, 2000	10,699,862	$1.63

    The weighted-average fair values of options granted during the year ended January 29, 2000 was $0.33.

    The following table summarizes information concerning currently outstanding and exercisable options for Staples.com Stock:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.63	10,699,862	9.78	$1.63	10,699,862	$1.63

Performance Accelerated Restricted Stock ("PARS")

    PARS are shares of Staples' common stock granted outright to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares. There have been no Staples.com PARS issued to date.

Employees' 401(k) Savings Plan

    Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan"), and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2,503,125 shares of common stock, regardless of series, to these plans. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board.

NOTE I  Income Taxes

    The provision (benefit) for income taxes and related assets and liabilities attributed to Staples.com are determined in accordance with Staples' tax allocation policy. In general, this policy provides that the consolidated tax provision, and related tax payments or refunds, are allocated between the businesses based principally upon the financial income, taxable income, credits and other amounts directly related to the respective businesses. Tax benefits that cannot be used by the business generating such attributes, but can be utilized on a consolidated basis, are allocated to the business generating such benefits. As a result, the allocated amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the businesses had filed separate tax returns.

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples.com's deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999 are as follows:

	January 29, 2000	January 30, 1999
Net Operating Losses	$27,608,000	$791,000
Depreciation	(58,000)	(30,000)

Net Deferred Tax Assets	$27,550,000	$761,000

    Because Staples.com has been fully reimbursed for the benefit of the net operating loss under Staples' tax allocation policy, no valuation allowance has been provided on the net operating loss and the balance is included in the inter-business revolver balance. The provision for income tax for the fiscal years January 29, 2000 and January 30, 1999 is comprised solely of income tax benefits of $10,459,000 and $304,000, respectively.

NOTE J  Financial Guarantees

    The Company has provided financial guarantees relating to loans taken by certain executives used to exercise the options of Staples.com Stock granted to them. The balance of the loans guaranteed by the Company was $17,889,918, including deferred interest of $1,680,982, at January 29, 2000. The loans are 50% non-recourse to the individuals and the interest payable on the loans is with full recourse to the individuals. Each of these persons entered into a pledge agreement with the bank pursuant to which they pledged their shares of Staples.com Stock as collateral for the loan they received. Staples entered into a line of credit and guaranty agreement with the bank pursuant to which Staples agreed to guarantee these loans.

NOTE K  Business Acquisitions

    On May 21, 1998, Staples acquired Quill Corporation and certain related entities, including the operations of Quillcorp.com. The merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26,000,000 shares of Staples RD Stock, at an exchange ratio established at a combination of fixed and variable prices, and cash paid to dissenting shareholder of approximately $48,000,000, which equates to a purchase price of approximately $690,000,000. The merger was accounted for as a pooling of interests and, accordingly, Staples.com's consolidated financial statements have been restated to include the operations of Quillcorp.com for all periods prior to the merger. The statements of operations combine Staples.com's historical operating results for the fiscal year ended January 31, 1998 with the corresponding Quillcorp.com operating results for the year ended December 31, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quillcorp.com was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill will be included in Staples' U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quillcorp.com's income been subject to income taxes.

NOTE L  Computation of Net Loss per Common Share

    The computation of historical net loss per share has been included for the periods subsequent to the approval of the Tracking Stock Proposal. The pro forma net loss per share has been calculated to give effect to the sale of Staples.com Stock in private placements and includes a benefit for income taxes on previously unbenefited losses of pooled S-Corporation. (Amounts in thousands, except for per share data):

Historical Net Loss Per Share

13 weeks ended January 29, 2000
Numerator:
Net loss	$(730)
Denominator:
Weighted-average shares	16,108,177
Performance accelerated restricted stock	—

Denominator for basic net loss per common share—weighted-average shares	16,108,177
Effect of dilutive securities:
Incremental and windfall shares	—
Performance accelerated restricted stock	—
Dilutive potential common shares	—
Denominator for diluted net loss per common share—adjusted weighted-average shares and assumed conversions	16,108,177
Basic net loss per common share	$(0.05)

Diluted net loss per common share	$(0.05)

Pro forma Net Loss Per Share

	January 29, 2000	January 30, 1999	January 31, 1998
Numerator:
Historical net loss	$(16,358)	$(487)	$(300)
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income	—	12	120
Adjustment for Staples RD's pro forma retained interest	15,272	448	168

Pro forma net loss with S-Corporation conversion and adjustment for Staples RD's retained interest	(1,086)	(27)	(12)
Denominator:
Denominator for basic net loss per common share—weighted-average shares	14,235,107	12,792,308	12,792,308
Denominator for diluted net loss per common share—weighted-average shares	14,235,107	12,792,308	12,792,308
Pro forma basic net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.08)	$(0.00)	$(0.00)

Pro forma diluted net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.08)	$(0.00)	$(0.00)

NOTE M  Quarterly Summary (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year Ended January 29, 2000
Sales	$11,692	$15,610	$23,979	$43,068
Gross Profit	2,670	3,635	5,505	8,745
Historical net loss	(2,069)	(1,637)	(2,844)	(9,808)
Historical net loss attributed to Staples.com Stock				(730)
Pro forma net loss attributed to Staples.com Stock(2)	(124)	(98)	(171)	(833)
Basic net loss per common share
Historical net loss per common share(1)				$(0.05)
Pro forma net loss per common share(2)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Diluted net loss per common share
Historical net loss per common share(1)				$(0.05)
Pro forma net loss per common share(2)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year Ended January 30, 1999
Sales	$2,244		$2,815	$4,046	$7,781
Gross Profit	569		783	1,077	1,736
Historical net loss	(53)		(50)	(99)	(285)
Pro forma net loss attributed to Staples.com Stock(2)	(2	)(3)	(3)	(6)	(17)
Basic net loss per common share
Pro forma net loss per common share(2)	$—		$—	$—	$—
Diluted net loss per common share
Pro forma net loss per common share(2)	$—		$—	$—	$—

(1)
Historical net loss per share is omitted for the 1st, 2nd, and 3rd quarters of fiscal year ending January 29, 2000 and for the entire year ending January 30, 1999 as Staples.com Stock was not created unitl the quarter ended January 29, 2000 as a result of the approval of the Tracking Stock Proposal which changed Staples capital structure by creating Staples.com Stock and reclassifying Staples common stock as Staples RD Stock.

(2)
Pro forma information is calculated to give effect to the sale of 12,792,308 shares of Staples.com Stock in private placements. In presenting this pro forma information, these transactions were assumed to have occurred on February 2, 1997.

(3)
Pro forma net loss includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.

NOTE N  Subsequent Events

    In February 2000, Staples.com completed a 10% investment in BizBuyer.com of approximately $19,000,000. The investment will be accounted for on a cost basis as it only represents an interest of no greater than 15% of the outstanding stock of the company and its fair value cannot be determined using readily available market data. BizBuyer.com is a leading business-to-business marketplace where buyers and sellers connect to buy and sell products and services.

    On February 18, 2000, Staples.com filed a registration statement for an initial public offering of shares of Staples.com Stock.

    On March 3, 2000, Register.com, an investment recorded at cost by Staples.com of approximately $8,000,000 at January 29, 2000, completed an initial public offering of its common stock. The closing stock price of Register.com on that date was $57.25 per share. At the date of the initial public offering, Staples.com owned approximately 2,160,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $215,000,000. Staples.com accounts for its investment in Register.com in accordance with SFAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of Register.com would be recorded as a component of group equity.

EXHIBIT INDEX

Exhibit			Description of Exhibit
3.1	(2)	—	Restated Certificate of Incorporation of the Company
3.2	(1)	—	Certificate of Amendment to Certificate of Incorporation of the Company
3.3	(8)	—	Amended and Restated By-laws of the Company
4.1		—	Rights Agreement, dated as of October 25, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C.
4.2	(7)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.3	(3)	—	Indenture, dated as of November 15, 1999, for the $150,000,000 5.875% Notes due Novemeber 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank.
10.1*		—	Amended and Restated 1990 Director Stock Option Plan
10.2*		—	Amended and Restated 1992 Equity Incentive Plan
10.3*	(5)	—	1997 United Kingdom Company Share Option Scheme
10.4*	(5)	—	Executive Officer Incentive Plan
10.5	(6)	—	Revolving Credit Agreement, dated as of Novemeber 13, 1997, between the Company and BancBoston, N.A. and the banks named therein
10.6*		—	Form of Agreement Not to Compete signed by executive officers of the Company
10.7*	(10)	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.8*	(9)	—	Form of Severance Benefits Agreement signed by executive officers of the Company
10.9	(4)	—	First Supplemental Indenture (Senior Debt Securities), dated as of August 12, 1997, between Staples, Inc., Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Marine Midland Bank.
10.10		—	Staples.com Common Stock Purchase Agreement, dated as of December 7, 1999
10.11		—	Staples.com Common Stock Purchase Agreement, dated as of November 9, 1999
10.12*		—	Line of Credit and Guaranty Agreement, dated December 6, 1999, between Staples and Boston Safe Deposit & Trust Company
10.13*		—	Line of Credit and Guaranty Agreement, dated January 25, 2000, between Staples and Boston Safe Deposit & Trust Company
12.1		—	Computation of Ratio of Earnings to Fixed Charges
21.1		—	Subsidiaries of the Company
23.1		—	Consent of Ernst & Young, LLP, Independent Auditors
23.2		—	Consent of Independent Auditor Kupferberg, Goldberg & Neimark, LLC
27.1		—	Financial Data Schedule for Fiscal Year 1999
99.1		—	Indenpendent Auditors' Report of Kupferberg, Goldberg & Neimark, LLC

*
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1)
Incorporated by reference from the Prozy Statement filed on October 12, 1999.

(2)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

(3)
Incorporated by reference from the Quarterly Report of Form 10-Q for the quarter ended October 30, 1999.

E-1

(4)
Incorporated by reference from the Quarterly Report of Form 10-Q for the quarter ended may 2, 1998.

(5)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(6)
Incorporated by reference from the Quarterly Report of Form 10-Q for the quarter ended November 1, 1997.

(7)
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).

(8)
Incorporated by reference from the Quarterly Report of Form 10-Q for the quarter ended May 3, 1997.

(9)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(10)
Incorporated by reference from the Quarterly Report of Form 10-Q for the quarter ended April 29, 1995.

E-2