Form 10-K/A
period 2000-01-29
STAPLES INC
filed 2000-04-05
CIK 791519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

    The registrant had 457,942,409 shares of Staples Retail and Delivery Common Stock and 13,674,047 shares of Staples.com Common Stock, both par value $.0006, outstanding as of March 7, 2000.

Documents Incorporated By Reference

    Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

    Portions of the Proxy Statement for the 2000 Annual Part III

    Meeting of Stockholders

    This Annual Report on Form 10-K/A contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Staples' actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results."

PART I

Item 1. Business

Staples

    Staples, Inc. and subsidiaries ("Staples" or the "Company") pioneered the office products superstore concept and is a leading office products distributor, with a total of 1,129 retail stores located in the United States, Canada, the United Kingdom, Germany, the Netherlands and Portugal as of January 29, 2000. In addition, Staples has a catalog business, an electronic commerce business and contract stationer operations.

    During 1999, our stockholders approved a Tracking Stock Proposal which authorized us to issue a new series of common stock, Staples.com Stock, intended to reflect the performance of our electronic commerce business, which operates under the name Staples.com. Staples' existing common stock was reclassified as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to reflect the performance of our non electronic commerce businesses and a retained interest in Staples.com. From an accounting standpoint, we have separated Staples.com from Staples Retail and Delivery ("Staples RD"). We have allocated all of our consolidated assets, liabilities, revenue, expenses and cash flow between Staples.com and Staples RD.

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

Staples.com

    Staples.com is creating a business-to-business electronic marketplace offering a comprehensive solution for the office needs of business customers. We currently provide an electronic marketplace where small, mid-sized and large businesses can procure office products and business services and obtain business information and expert content. Our principal web sites, Staples.com, Quill.com and StaplesLink.com, are uniquely positioned as web based transaction sites to take maximum advantage of the competitive strengths of Staples and Quill. By aggregating business customers, we are creating a sales channel that will provide buyers and sellers with opportunities to realize operating efficiencies by streamlining complex purchasing and distribution decisions and to increase revenue by reaching a broader customer base.

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

  •
  medium-size businesses and organizations, which have between 100 and 499 office workers; and

  •
  large businesses with more than 500 office workers.

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

Business Strategy—Staples.com

    Our three principal web sites, Staples.com, Quill.com and StaplesLink.com, leverage the brand recognition and fulfillment infrastructure of Staples. Each of our web sites is targeted to the needs of a particular segment of our customer base:

  •
  Staples.com is our core electronic marketplace for small businesses, home offices and consumers. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. Staples.comalso hosts our Business Solutions Center, which will be the site of our business-to-business trading hub, messaging boards and other interactive features.

  •
  Quill.com leverages the strength of the Quill brand name in the catalog-order office products market to sell to small and mid-sized businesses. Quill, which was acquired by Staples in 1998, has been a direct retailer of office products through catalogs for over 40 years.  Quill.com  offers over 20,000 office products from Quill's direct mail catalogs, including Quill's private label products.

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

    Our objective is to create a business-to-business electronic marketplace offering a comprehensive solution for the office needs of our business customers. We seek to provide a single online destination where businesses can procure a broad array of office products and business services, access and exchange business information and expert content and conduct electronic commerce transactions with each other. Key elements of Staples.com's strategy include:

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

    Build Online Brand Awareness.  We will continue to invest in building our online brands and in communicating the benefits and convenience of shopping at our web sites. We believe that we are well positioned to establish Staples.com, Quill.com and StaplesLink.com as premier online brands for office products and services, related business information and community. We benefit from our relationship with Staples through multiple cross-marketing initiatives. For example, Staples' print advertising and circulars typically contain the Staples.com web site address. We plan to continue to use local and national media, including online, television, radio, print and outdoor advertising, to further enhance our online brand. In addition, we will continue to enter into online marketing arrangements. For example, we are featured as the premier office supply and services merchant on Yahoo! Small Business.

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

    We guarantee low prices to our customers and will not only match competitive prices but will also pay 55% of the price difference (up to $55) as a credit towards future purchases. We compare our pricing against other discount office supply stores, local stationers, warehouse clubs, mass merchants, computer superstores, consumer electronics retailers, electronic commerce distributors and mail order stationers to ensure that our strategy of maintaining everyday low prices is achieved.

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

    Staples.com is creating a business-to-business electronic marketplace offering a comprehensive solution for the business service needs of small, mid-sized and large businesses. Staples.com currently offers multiple business services in conjunction with strategic partners who are selected for their quality and reliability. Staples.com's business service offerings are designed to reduce the time that small businesses expend researching, finding and engaging quality service providers. Staples.com seeks to provide a full suite of services which assists customers in every aspect of establishing and managing their office. Staples.com currently offers Internet services which include web site hosting and electronic commerce, web site domain registration and Internet access; office services which include online business printing and intranet services; financial services which include payroll processing and credit; and communication services which include business communications systems and software, voice, data and network solutions and cellular products and services. In addition, Staples.com plans to expand its electronic marketplace, through its relationship with BizBuyer.com to enable customers to request quotes from a network of over 20,000 service providers offering over 40 services.

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

Operations—Staples.com

    Technology:  To process customers' orders and interact with customers, Staples.com has implemented a broad array of electronic commerce, site management, search and customer interaction services and systems. These services and systems use a combination of its own technologies, Staples' technologies and commercially available, licensed technologies. The systems that Staples.com uses to accept and process customers' orders are integrated with the order management, payment processing, distribution, accounting and financial systems of Staples. Staples.com focuses its internal development efforts on creating and enhancing specialized software that is unique to its online business. Staples.com uses a set of applications for:

  •
  accepting and validating customer orders for products;

  •
  transmitting orders to Staples for processing and fulfillment;

  •
  interacting with customers for customer service and other purposes; and

  •
  connecting to third parties for sale and delivery of some products and services to customers.

    Staples.com's systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our web systems hardware is hosted at third-party facilities in Beltsville, Maryland, Hopkinton, Massachusetts and Philadelphia, Pennsylvania. The associated Staples systems hardware resides at Staples facilities in Framingham, Massachusetts and Quill facilities in Lincolnshire, Illinois. To provide for high availability of its web systems, Staples.com has implemented systems that distribute incoming customer requests across multiple web servers, and ensured that many of the individual components of its web sites are maintained in duplicate or greater so that it has another substitute unit available in the event one fails.

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

    Staples.com uses Staples' personnel for various functions, including financial and accounting services, information system services, some selling and marketing activities, some merchandising and replenishment services, transportation and warehouse management services, some customer service activities, executive management, human resources, legal and corporate planning activities. As a result, Staples.com pays an allocated portion of Staples' expenses.

    Staples offers eligible associates the opportunity to acquire equity in the Company by purchasing Staples RD Stock through an employee stock purchase plan, and upon the establishment of a public trading market for Staples.com Stock, associates will be able to acquire both Staples RD Stock and Staples.com Stock through the employee stock purchase plan. In addition, Staples grants Staples RD and Staples.com stock options and Staples RD restricted stock to certain of its associates as an incentive to attract and retain such associates.

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

    Between November 17, 1999 and February 7, 2000, we sold 6,446,154 shares of unregistered Staples.com Stock to investors and members of the Board for an aggregate purchase price of $20,787,000 in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K/A, and incorporated herein by reference to the definitive proxy statement with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") which Staples will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (2)	Restricted Stock Awards ($) (3)		Staples RD Stock Options (#) (3)		Staples.com Stock Options (#) (21)	All Other Compensation ($) (4)
Thomas G. Stemberg Chairman and CEO	1999 1998 1997	682,083 645,883 587,500		525,147 673,556 446,172	2,075,000 2,606,250 1,543,434	(5) (6) (7)	300,000 2,400,000 360,000		1,064,560 — —	22,844 17,769 13,924
Ronald L. Sargent President, Chief Operating Officer	1999 1998 1997	522,917 449,083 392,084		322,078 349,261 218,235	1,556,250 1,282,032 1,005,552	(8) (9) (10)	225,000 1,361,250 375,000		548,420 — —	31,934 32,193 29,583
John J. Mahoney Exec. Vice President, Chief Financial Officer, Chief Administrative Officer	1999 1998 1997	463,000 439,250 395,834		261,413 335,880 220,160	933,750 1,172,813 1,033,614	(11) (12) (13)	90,000 585,000 330,000		319,368 — —	41,876 42,848 35,553
Joseph S. Vassalluzzo Vice Chairman	1999 1998 1997	463,000 439,250 391,250		261,413 325,636 198,007	933,750 1,064,202 776,394	(14) (15) (16)	90,000 585,000 220,312		319,368 — —	46,947 48,150 43,774
John C. Bingleman President—Staples International	1999 1998 1997	428,292 410,735 385,883	(19)	225,865 311,889 215,555	— 5,460,947 —	(17) (20)	— 450,000 —	(20)	— — —	51,966 150,152 56,976	(18)

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

(21)
Amounts reflect a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.

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

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Options Granted(1)(4)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share(2)	Expiration Date	Grant Date Present Value(3)
Thomas G. Stemberg
Staples RD Stock	300,000	4.33%	$30.9375	7/1/2009	$2,784,000
Staples.com Stock	1,064,560	8.42%	$3.250	11/9/2009	$1,064,560
Ronald L. Sargent
Staples RD Stock	225,000	3.25%	$30.9375	7/1/2009	$2,088,000
Staples.com Stock	548,420	4.34%	$3.250	11/9/2009	$548,420
John J. Mahoney
Staples RD Stock	90,000	1.30%	$30.9375	7/1/2009	$835,200
Staples.com Stock	319,368	2.53%	$3.250	11/9/2009	$319,368
Joseph S. Vassalluzzo
Staples RD Stock	90,000	1.30%	$30.9375	7/1/2009	$835,200
Staples.com Stock	319,368	2.53%	$3.250	11/9/2009	$319,368
John C. Bingleman
Staples RD Stock	—	—	—	—	—
Staples.com Stock	—	—	—	—	—

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
(4)
Amounts of Staples.com Stock reflect a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.

Option Exercises and Holdings

    The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended January 29, 2000 by each of the Senior Executives and the number and value of unexercised options held by each of the Senior Executives on January 29, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR END
FISCAL YEAR-END OPTION VALUES

Name	No. of Shares of Common Stock Acquired On Exercise(1)	Value Realized(2)	No. of Shares of Common Stock Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End (3) Exercisable/Unexercisable
Thomas G. Stemberg
Staples RD Stock	500,000	$8,298,100	1,940,544/3,060,000	$30,418,808/$7,440,072
Staples.com Stock	1,064,560	$0	0/0	$0/$0
Ronald L. Sargent
Staples RD Stock	99,029	$2,917,612	685,313/1,792,500	$7,386,441/$4,627,407
Staples.com Stock	548,420	$0	0/0	$0/$0
John J. Mahoney
Staples RD Stock	0	$0	416,250/937,500	$4,559,362/$4,178,658
Staples.com Stock	319,368	$0	0/0	$0/$0
Joseph S. Vassalluzzo
Staples RD Stock	0	$0	1,322,872/827,812	$21,139,028/$3,028,577
Staples.com Stock	319,368	$0	0/0	$0/$0
John C. Bingleman
Staples RD Stock	123,750	$2,058,565	810,842/450,000	$13,882,742/$637,515
Staples.com Stock	0	$0	0/0	$0/$0

(1)
Amounts of Staples.com Stock reflect a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.
(2)
Represents the difference between the exercise price and the fair market value of the common stock on the date of exercise.
(3)
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

    In addition, on March 7, 2000, the Board of Directors approved amendments to the Amended and Restated Director Plan, which, upon stockholder approval, will entitle the non-employee Directors to receive options to purchase Staples.com Stock. Accordingly, upon stockholder approval of such amendments, each of Ms. Burton and Messrs. Anderson, Heisey, Moriarty, Nakasone, Trust and Walsh will be granted an option to purchase 3,250 shares of Staples.com Stock; Messrs. Mitchell, Moody and Romney will be granted an option to purchase 2,600 shares of Staples.com Stock; and Ms. Whitman will be granted an option to purchase 1,950 shares of Staples.com Stock.

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

    The Committee's executive compensation philosophy is that a significant portion of executive compensation should be tied directly to the performance of Staples as a whole. The base salaries paid to executives are targeted by the Committee to fall at or below the 40th percentile of the pay practices of publicly traded companies in the retail industry (including companies in the Standard & Poor's Retail Composite Index contained in the stock performance graph contained in this Annual Report on Form 10-K/A, as determined by The Hay Group ("Hay"), an international compensation and human resource consulting firm. The Committee seeks, however, to provide its executives with opportunities for compensation substantially higher than base salary through performance-based bonuses, stock options and PARS. The Committee also believes that bonus awards tied to achievement of pre-approved performance goals serve as an influential motivator to its executives and help to align the executives' interests with those of the stockholders of Staples. The Committee also continues to believe that a substantial portion of the compensation of Staples' executives should be linked through Staples' stock option and PARS program to the success of Staples' stock in the marketplace. Stock options and PARS further align the interests of management and stockholders and assist in the retention of valued executives.

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

    Mr. Stemberg, Staples' Chief Executive Officer, is eligible to participate in the same executive compensation program available to other Staples executives, and his total annual compensation, including compensation derived from the Bonus Plan and stock option/PARS program, was set by the Committee in accordance with the same criteria. Mr. Stemberg's annual salary was increased in fiscal 1999 from $650,000 to $685,000. Mr. Stemberg's annual salary remained below the 25th percentile for the Chief Executive Officer position within the Hay comparison group. Under the Bonus Plan, Mr. Stemberg was paid a bonus of $526,567 placing his total cash compensation below the 40th percentile of the Hay comparison group. In fiscal 1999, the Committee granted Mr. Stemberg 100,000 PARS and options to purchase 300,000 shares of Staples RD Stock under the options/PARS program. In addition, Mr. Stemberg was granted an option to purchase 1,064,560 shares of Staples.com Stock in November 1999. These grants were valued and based on the same factors the Committee considered in fixing the size of other executive PARS and stock option grants. Using the Hay/Black-Scholes valuation for options, total annual compensation to Mr. Stemberg in fiscal 1999 placed him above the median of the Hay comparison group.

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

    Staples Retail and Delivery, a Division of Staples, Inc.:
    Combined Balance Sheets—January 29, 2000 and January 30, 1999.
    Combined Statements of Income—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Combined Statements of Divisional Net Worth—Fiscal years ended January 29, 2000, January 30,
      1999, and January 31, 1998.
    Combined Statements of Cash Flows—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Notes to Combined Financial Statements.

    Staples.com, a Division of Staples, Inc.:
    Combined Balance Sheets—January 29, 2000 and January 30, 1999.
    Combined Statements of Operations—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Combined Statements of Divisional Net Worth—Fiscal years ended January 29, 2000, January 30,
      1999, and January 31, 1998.
    Combined Statements of Cash Flows—Fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998.
    Notes to Combined Financial Statements.

    Note: The combined financial statements for Staples RD and Staples.com are being presented to supply additional disclosures to investors regarding Staples RD and Staples.com. Even though from a financial reporting standpoint we have allocated all of our consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com, that allocation has not changed the legal title to any assets or responsibility for any liabilities and will not affect the rights of any of our creditors. Further, in any liquidation, holders of Staples RD Stock or Staples.com Stock will not have any rights to any specific assets of Staples RD or Staples.com, respectively, but will receive a share of the net assets of Staples based on the relative market values of Staples RD Stock and Staples.com Stock rather than on any assessment of the actual value of the Staples RD or Staples.com. The Company intends for Staples RD and Staples.com Stock to reflect the performance of Staples RD and Staples.com, respectively, but there is no assurance that this will happen. Holders of Staples RD Stock and Staples.com Stock will be common stockholders of Staples and will be subject to risks associated with an investment in Staples as a whole.

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

(b)
Reports on Form 8-K.

    Not applicable.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2000.

STAPLES, INC.
By:	/s/ THOMAS G. STEMBERG Thomas G. Stemberg Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Capacity

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ BASIL L. ANDERSON Basil L. Anderson	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ W. LAWRENCE HEISEY W. Lawrence Heisey	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
/s/ JAMES L. MOODY, JR. James L. Moody, Jr.	Director
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director

/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
W. Mitt Romney	Director
Ronald L. Sargent	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
Margaret C. Whitman	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ PATRICK HICKEY Patrick Hickey	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Item 6.	APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS(1)

(Dollar Amounts in thousands, Except Per Share Amounts)

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Statement of Income Data:
Sales	$8,936,809	$7,123,189	$5,732,145	$4,493,589	$3,565,235
Gross profit	2,215,246	1,726,266	1,060,245	1,354,455	809,451
Historical net income	314,988	185,370	167,914	144,742	108,428
Pro forma net income attributed to Staples RD Stock(2)(5)(6)	316,074	183,583	153,140	129,421	94,539
Pro forma net loss attributed to Staples.com Stock(5)(6)	(1,086)	(27)	(12)	(8)	—
Basic earnings/(loss) per common share:
Historical net income per common share(2)(7)		0.43	0.41	0.36	0.28
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.42
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)(8)	(0.09)
Pro forma net income per common share—Staples RD Stock(5)(6)(7)	0.69	0.43	0.38	0.32	0.24
Pro forma net loss per common share—Staples.com Stock(5)(6)(7)(8)	(0.15)	—	—	—	—
Diluted earnings/(loss) per common share:
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.41
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)(8)	(0.09)
Historical net income per common share(2)(7)		0.41	0.39	0.35	0.27
Pro forma net income per common share—Staples RD Stock(5)(6)(7)	0.67	0.41	0.36	0.31	0.23
Pro forma net loss per common share—Staples.com Stock(5)(6)(7)(8)	(0.15)	—	—	—	—
Dividends	—	—	—	—	—

A-1

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Selected Operating Data (at period end):
Stores open	1,129	913	742	557	443
Balance Sheet Data:
Working capital	$738,547	$798,768	$803,660	$623,835	$580,244
Total assets	3,846,076	3,179,266	2,638,862	1,955,636	1,552,199
Total long-term debt, less current portion	500,903	205,015	518,959	402,985	351,508
Stockholders' equity	1,828,813	1,656,886	1,094,485	875,823	712,141

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

(6)
Pro forma information is calculated to give effect to the sale of 6,396,154 shares of Staples.com Stock in private placements. In presenting this pro forma information, those transactions were assumed to have occurred on February 4, 1996, its 1st year of operation.

(7)
Earnings per common share have been restated to reflect three-for-two stock splits effective January 1999, January 1998, March 1996 and July 1995.

(8)
Net loss per share has been restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.

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

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the initial public offering and other financings, including the amount of Staples.com Stock to be issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

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

    The Company intends Staples RD Stock to track the performance of Staples RD and intends Staples.com Stock to track the performance of Staples.com. Despite this intention, the market value of

Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com.

    The Company intends, for so long as Staples.com Stock and Staples RD Stock remain outstanding, to include in Staples' filings under the Securities Exchange Act of 1934, combined financial statements of Staples.com and Staples RD as of the same dates and for the same periods as the consolidated financial statements of Staples included in the filings. These financial statements will be prepared in accordance with generally accepted accounting principles, and in the case of annual financial statements, will be audited.

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

    Merger-Related and Integration Costs.  In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical in the merging of operations, such as rationalization of facilities, unwinding of various contractual commitments, asset writedowns and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in accounting principles. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

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

    Staples opened 175 stores and closed one store in the fiscal year ended January 29, 2000, opened 174 stores and closed three stores in the fiscal year ended January 30, 1999, and opened 130 stores and closed one store in the fiscal year ended January 31, 1998. In addition, in the fiscal year ended January 29, 2000, 42 stores were added as a result of the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal. In the fiscal year ended January 31, 1998, 56 stores were added through the acquisition of Staples UK and Staples Germany. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. As the Company expands its contract and direct mail businesses worldwide, Staples anticipates that its accounts receivable portfolio will grow. Receivables from its vendors under rebate, cooperative advertising and marketing programs are a significant percentage of Staples' total receivables and tend to fluctuate somewhat seasonally. Staples also utilized capital equipment financings to fund current working capital requirements. During the year ended January 30, 1999, Staples paid approximately $14,000,000 of mortgages in full on five distribution centers acquired from Quill.

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

    Staples issued notes in the aggregate principal amount of 150,000,000 euros on November 15, 1999 (the "Euro Bonds"). Net proceeds of approximately $148,000,000 from the Euro Bonds were used to fund international expansion. The Euro Bonds bear interest at a rate of 5.875% per annum and are due on November 15, 2004. The Euro Bonds have been designated as a foreign currency hedge on our net investment in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

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

Future Operating Results

    This annual report on Form 10-K/A includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statement contained herein.

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

    The total cost of Year 2000 compliance was $27,000,000, which had been spent as of January 29, 2000. Most of the costs incurred related to remediation and testing of software using outside contracted services. The cost of compliance was included in the 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

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

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with our $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30 day Non-Financial US Commercial Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 6.76% and 6.01%. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements. Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that debt instruments are always reflected at fair value.

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
(A DIVISION OF STAPLES, INC.)

Management's Discussion and Analysis
of Financial Condition and Results of Operations

    You should read this discussion along with the Staples consolidated financial statements and with the Staples.com combined financial statements contained in this Form 10-K/A. Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. The combined financial statements of Staples RD include the balance sheets, statements of operations, cash flows and divisional net worth of Staples' retail stores, catalog businesses and contract stationer business. The Staples RD combined financial statements also include its retained interest in Staples.com, which was 88% as of January 29, 2000.

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

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the initial public offering and other financings, including the amount of Staples.com Stock to be issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

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

    The Company intends, for so long as Staples RD Stock remains outstanding, to include in Staples' filings under the Securities Exchange Act of 1934, combined financial statements of Staples RD as of the same dates and for the same periods as the consolidated financial statements of Staples included in the filings. These financial statements will be prepared in accordance with generally accepted accounting principles, and in the case of annual financial statements, will be audited.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other businesses and the market price of the stock relating to the other businesses. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, the Staples RD combined financial statements should be read in conjunction with the Company's audited consolidated financial information and Annual Report on Form 10-K/A and the combined financial information of Staples.com contained in this report.

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

    Merger-Related and Integration Costs.  In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. The charges reflect estimated transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business and include those costs typical in the merging of operations, such as rationalization of facilities, unwinding of various contractual commitments, asset writedowns and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in accounting principles. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

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

Liquidity and Capital Resources

    Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. The policy is that Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to Staples RD;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance;

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  the inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative policy for this financing mechanism between Staples RD and Staples.com based upon the facts and circumstances.

    After the date on which shares of Staples.com Stock or options were first issued:

  •
  Staples attributes each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples attributes each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its retained interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock are charged against Staples RD, and dividends on and repurchases of Staples.com Stock are charged against Staples.com. In addition, at the time of any dividend on Staples.com Stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. However, the Board determines, in its sole discretion, whether to provide any particular funds to either business and is not obligated to do so.

  •
  Staples accounts for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), as inter-business revolving credit advances unless:

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

          There are no specific criteria to determine when Staples accounts for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

    —
    the current and projected capital structure of each business;

    —
    the relative levels of internally generated funds of each business;

    —
    the financing needs and objectives of the recipient business;

    —
    the investment objectives of the transferring business;

    —
    the availability, cost and time associated with alternative financing sources; and

    —
    prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance bears interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan has interest rate, amortization, maturity, redemption and other terms that generally reflect the then-prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
  Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution correspondingly increases Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com increases by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer.

  •
  Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital correspondingly reduces Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com decreases by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

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

    Staples RD opened 175 stores and closed one store in the fiscal year ended January 29, 2000, opened 174 stores and closed three stores in the fiscal year ended January 30, 1999, and opened 130 stores and closed one store in the fiscal year ended January 31, 1998. In addition, in the fiscal year ended January 29, 2000, 42 stores were added as a result of the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal. In the fiscal year ended January 31, 1998, 56 stores were added through the acquisition of Staples UK and Staples Germany. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples RD carry its own receivables from these sales. As Staples RD expands its contract and direct mail businesses worldwide, Staples RD anticipates that its accounts receivable portfolio will grow. Receivables from Staples RD's vendors under rebate, cooperative advertising and marketing programs are a significant percentage of its total receivables and tend to fluctuate somewhat seasonally. Staples RD also utilized capital equipment financings to fund current working capital requirements. During the year ended January 30, 1999, Staples RD paid approximately $14,000,000 of mortgages in full on five distribution centers acquired from Quill.

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

    Staples RD issued notes in the aggregate principal amount of 150,000,000 euros on November 15, 1999 ("the Euro Bonds"). Net proceeds from the Euro Bonds of approximately $148,000,000 were used to fund international expansion. The Euro Bonds bear interest at a rate of 5.875% per annum and are due on November 15, 2004. The Euro Bonds have been designated as a foreign currency hedge on our net investment in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in divisional net worth.

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

Future Operating Results

    This annual report on Form 10-K/A includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples RD cannot guarantee that they actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. Staples RD has included important factors in the cautionary statements below that it believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples RD does not assume any obligation to update any forward-looking statement contained herein.

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

    The total cost of Year 2000 compliance was $27,000,000, which had been spent as of January 31, 2000. Most of the costs incurred related to remediation and testing of software using outside contracted services. The cost of compliance was included in the 1999 IT budgets. The inclusion of Year 2000 compliance has not caused any critical IT projects to be delayed or eliminated.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

    On May 11, 1999 and August 3, 1999, Staples RD entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples RD is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to pay interest based on 30-day Non-Financial US Commercial Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 6.76% and 6.01%. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples RD and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements. Staples RD uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples RD uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value.

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
(A DIVISION OF STAPLES, INC.)
Management's Discussion and Analysis
of Financial Condition and Results of Operations

    You should read this discussion along with the Staples consolidated financial statements and with the Staples RD combined financial statements contained in this Form 10-K/A. Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. From an accounting standpoint, Staples has separated Staples.com from Staples RD. Staples has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples.com and Staples RD. Staples intends Staples.com Stock to track the performance of Staples.com and for Staples RD Stock to track the performance of Staples RD.

    The combined financial statements of Staples.com include the balance sheets, statements of operations, cash flows and divisional net worth of Staples' e-commerce businesses, including principally the Staples.com, Quill.com and StaplesLink.com web sites. The financial statements of Staples.com give effect to all allocation and related party transaction policies adopted by the Board. For a description of these policies, see Note C to the combined financial statements of Staples.com.

    Staples RD had an 88% retained interest in Staples.com as of January 29, 2000. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the initial public offering and other financings, including the amount of Staples.com Stock to be issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financing to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

    On March 7, 2000, the Board approved a recapitalization to be effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split.

    Holders of Staples.com Stock are common stockholders of Staples. The assets Staples attributes to one business will be subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness that are attributed to the other business. If Staples is unable to satisfy one business's liabilities out of the assets attributed to it, Staples may be required to satisfy those liabilities with assets it has attributed to the other business. Further, holders of Staples.com Stock and Staples RD Stock do not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of Staples which may not reflect the actual trading prices, if any, of the respective businesses at such time. The Company intends Staples.com Stock to track the performance of Staples.com, and the Company intends the Staples RD Stock to track the performance of Staples RD. Despite this intention, the market value of Staples.com Stock may not track the performance of Staples.com, and the market value of Staples RD Stock may not track the performance of Staples RD. Accordingly, the Staples.com combined financial statements should be read in conjunction with the Company's audited consolidated financial information and Annual Report on Form 10-K/A and the combined financial information of Staples RD contained in this report.

    The Company intends, for so long as Staples.com Stock remains outstanding, to include in Staples' filings under the Securities Exchange Act of 1934, combined financial statements of Staples.com as of the same dates and for the same periods as the consolidated financial statements of Staples included in the filings. These financial statements will be prepared in accordance with generally accepted accounting principles, and in the case of annual financial statements, will be audited.

Results of Operations

Comparison of Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

    General.  Staples' electronic commerce business, or e-business, sells office products and services over the Internet to Staples' entire spectrum of business customers, including small, medium-sized and large businesses, as well as consumers. Our e-commerce business operates under the name Staples.com and is comprised of three principal web sites, Staples.com, Quill.com and StaplesLink.com. Staples launched the Staples.com web site in November 1998 and markets over 130,000 products primarily to home office and small business customers. Quill sold its first products through Quill.com, its online business, in November 1996. Quill.com markets products to small to medium-sized business customers such as legal and medical offices. Quill's private label products are among the products sold on the Quill.com web site. Staples established the StaplesLink.com web site, the e-commerce business of its Staples Network Advantage contract stationer business, in August 1998. The StaplesLink.com web site focuses on meeting the needs of medium to large sized business customers by offering simple order entry and contract pricing.

    During the fiscal year ended January 30, 1999, Staples acquired, in a pooling of interests transaction, Quill Corporation and certain related entities, including the operations of Quill.com, which had 1997 net sales of approximately $3,700,000. The financial information set forth below includes adjustments to give effect to the acquisition of the operations of Quill.com for all periods presented. Prior to its acquisition by Staples, Quill elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings and the earnings of Quill.com were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect an income tax benefit on such previously untaxed earnings for each period presented at an assumed rate of 39%. The statements of operations combine Staples.com's historical operating results for the fiscal year ended January 31, 1998 with corresponding Quill.com operating results for the year ended December 31, 1997.

    Net Sales.  Net sales are comprised of the selling price of products and services, net of returns. Sales increased to $94,349,000 in the fiscal year ended January 29, 2000 as compared to $16,886,000 in the fiscal year ended January 30, 1999 and $3,706,000 in the fiscal year ended January 31, 1998. The results for the fiscal years ended January 29, 2000 and January 30, 1999 include sales specifically identified from all three of Staples.com's web sites, Staples.com, Quill.com, and StaplesLink.com, while the results for the fiscal year ended January 31, 1998 includes only Quill.com which was launched in November 1996. Staples.com was launched in the quarter ended January 30, 1999. Growth in net sales for fiscal years ended January 29, 2000 and January 30, 1999 reflects the significant growth of Staples.com's customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 82,000 repeat customers in fiscal year 1999, which accounted for over 56% of the total sales.

    Gross Profit.  Gross profit consists of sales less the cost of sales, which consists of the cost of merchandise sold to customers which is specifically identified by business unit as well as occupancy costs and delivery and distribution costs which are allocated based on the number of orders shipped. Gross profit increased for the fiscal years ended January 29, 2000 and January 30, 1999 in absolute dollars, reflecting Staples.com's increase in sales volume. Gross profit as a percentage of sales was 21.8% for the fiscal year ended January 29, 2000, 24.7% for the fiscal year ended January 30, 1999, and 25.1% for the fiscal year ended January 31, 1998. The decrease in the fiscal years ended January 29, 2000 and January 30, 1999 is attributable to aggressive product pricing and customer mix shifts. This decrease was partially offset by the benefit provided by the inter-business policy arrangement with Staples RD which passed on the benefit of lower product costs due to combined volumes from Staples.com and Staples RD from vendors and the leveraging of distribution and delivery costs over a higher sales volume. As Staples.com expands its web site offerings and its breadth and depth of its product and service offerings, gross profits may be lower than those associated with Staples.com's existing business activities. Staples.com typically has lower gross profits than StaplesLink.com and Quill.com. To the extent this site becomes a larger portion of Staples.com's product mix, it is expected to have a larger proportionate impact on overall gross margin.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, marketing and advertising, and other operating expenses specifically identifiable as well as allocated sales commissions, were 28.7% of sales for the fiscal year ended January 29, 2000, 12.2% of sales for the fiscal year ended January 30, 1999, and 17.2% of sales for the fiscal year ended January 31, 1998. Operating expenses increased for the fiscal year ended January 29, 2000 primarily due to increases in Staples.com's marketing and advertising expenditures, increased call center and sales force payroll and related costs associated with fulfilling customer demand resulting from higher sales. These expenses are expected to decrease as a percentage of sales as sales volume increases, leveraging fixed and start up expenses over time.

    Site Development Costs.  Site development costs consist principally of payroll and related expenses for development and network operations personnel and consultants, hosting charges and certain system design costs, all of which are direct costs of running Staples.com's web sites. Site development costs decreased as a percentage of sales in the fiscal year ended January 29, 2000 to 4.3% compared to 5.6% for the fiscal year ended January 30, 1999. The increase in absolute dollars was primarily due to increased staffing and associated costs related to building and enhancing the features, content and functionality of the web sites. Such increases for the fiscal year ended January 29, 2000 include our StaplesLink.com relaunch of SNAP and Staples.com's backend integration as well as various additional site improvements. Staples.com expects site development expenses to increase as it continues to enhance its sites, expand staff and incur additional costs related to the growth of the business.

    General and Administrative Expenses.  General and administrative expenses as a percentage of sales were 17.3% for the fiscal year ended January 29, 2000, 11.4% for the fiscal year ended January 30, 1999, and 15.8% for the fiscal year ended January 31, 1998. The primary components of these expenses are investments in staffing and infrastructure. Included in general and administrative expenses was an allocation of some Staples RD services provided on a centralized basis amounting to $5,573,000 for the fiscal year ended January 29, 2000, $1,264,000 for the fiscal year ended January 30, 1999 and $320,000 for the fiscal year ended January 31, 1998. Staples RD services are allocated based on usage or where usage is not practical other methods such as "activity based costs" are applied. Such services include financial and accounting services, information system services, and some marketing and merchandise services.

    Interest and Other Expense, Net.  Net interest and other expense (income) totaled ($82,000) for the fiscal year ended January 29, 2000, $28,000 for the fiscal year ended January 30, 1999, and $8,000 for the fiscal year ended January 31, 1998. The interest (income) expense is calculated based upon the inter-business revolving credit advances to and from Staples RD at an incremental borrowing rate of 6% for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998. These credit advances from

Staples RD fund the operating needs of Staples.com as most finance activities are managed on a centralized basis and attributed to Staples RD. For fiscal year 1999, Staples.com earned interest on the exercise of stock options and venture capitalist investing. For fiscal years 1998 and 1997, Staples RD provided all necessary funding for the operations and such funding has been accounted for as capital contributions from Staples RD.

    Income Tax Benefit.  The operating results of Staples.com are included in the consolidated federal income tax returns of Staples. The income tax benefit as a percentage of pre-tax income was 39% for the fiscal year ended January 29, 2000, 38.4% for the fiscal year ended January 30, 1999 and 0% for the fiscal year ended January 31, 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples.com's effective tax rate would have been 41% for the fiscal years ended January 30, 1999, and January 31, 1998.

Liquidity and Capital Resources

    Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. The policy is that Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to Staples RD;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance;

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  the inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative policy for this financing mechanism between Staples RD and Staples.com based upon the facts and circumstances.

    After the date on which shares of Staples.com Stock or options were first issued:

  •
  Staples attributes each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples attributes each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its retained interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock are charged against Staples RD, and dividends on and repurchases of Staples.com Stock are charged against Staples.com. In addition, at the time of any dividend on Staples.com Stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. However, the Board determines, in its sole discretion, whether to provide any particular funds to either business and is not obligated to do so.

  •
  Staples accounts for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), as inter-business revolving credit advances unless:

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

  —
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

        There are no specific criteria to determine when Staples will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

    —
    the current and projected capital structure of each business;

    —
    the relative levels of internally generated funds of each business;

    —
    the financing needs and objectives of the recipient business;

    —
    the investment objectives of the transferring business;

    —
    the availability, cost and time associated with alternative financing sources; and

    —
    prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance bears interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan has interest rate, amortization, maturity, redemption and other terms that generally reflect the then-prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
  Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution correspondingly increases Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples

    RD's retained interest in Staples.com increases by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer.

  •
  Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital correspondingly reduces Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com will decrease by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

    As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Staples RD has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. Staples RD has also used its revolving credit facility to support various growth initiatives.

    In fiscal year 2000, the Staples.com losses are expected to be approximately $150,000,000. The proceeds from this offering will be used for site development costs as well as marketing and advertising and personnel costs. Management will closely monitor these investments and expects to reduce spending should customer acquisition costs exceed the Company's target. The Company believes there is sufficient access to capital to fund operations over the next 18 months.

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

    Staples.com has a history of losses and expects to incur significant future losses and even with revenue growth Staples.com may not become profitable.  Staples.com has never achieved profitability and it expects to incur significant losses for the foreseeable future in light of the level of its planned operating and capital expenditures. If its sales grow more slowly than it anticipates, or if its operating expenses exceed its expectations and cannot be adjusted in a timely manner, its business, results of operations, financial condition and prospects would be materially and adversely affected. Staples.com's losses may increase in the future and it may not be able to achieve or sustain profitability. Even if it achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

    Each of Staples.com's web sites has a limited operating history and Staples.com was organized as a division only in October 1996.  Staples.com has a limited operating history on which to evaluate the business, strategies and performance. Staples.com's prospects must be considered in light of the risks, expenses and difficulties that it can be expected to encounter as a newly organized division in the new and rapidly evolving Internet and small business markets.

    Staples.com's business model is new and unproven and we do not know if it will generate significant revenue on a sustained basis or achieve profitability.  Staples.com's business model is new, unproven and continues to evolve. In particular, its business model is based on the following fundamental assumptions, any one of which may not prove to be true, including the following:

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

    Staples.com's quarterly operating results may fluctuate because most of Staples.com's operating expenses are difficult to adjust on a short-term basis and do not vary directly with sales.  Staples.com's operating results may fluctuate from quarter to quarter as a result of any of the following:

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

    Staples.com will have to respond to rapid changes in technology and consumer preference thereby incurring significant costs, possibly without adequate results.  The Internet and online commerce markets are characterized by rapid technological change, frequent introductions of new or enhanced hardware and software products, evolving industry standards and changes in customer preferences and requirements. Staples.com may not be able to keep up with any of these or other rapid technological changes, and if it does not, its business will be harmed. These changes and the emergence of new industry standards and practices could render Staples.com's existing web sites and operational infrastructure obsolete. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require Staples.com to incur substantial expenditures to modify or adapt its operating practices or infrastructure. To be successful, Staples.com must enhance its web sites' responsiveness, functionality and features, acquire and license leading technologies, enhance its existing service and product offerings, and respond to technological advances and emerging industry standards and practices, none of which may be possible in a timely and cost effective manner.

    If Staples.com fails to expand its current technology infrastructure, it will be unable to accommodate its anticipated growth.  To be successful, Staples.com must continue to substantially increase traffic to its web sites and convert web site visitors into customers. Accommodating this potential growth in web site traffic and customer transactions will require Staples.com to continue to develop its technology infrastructure. To maintain the necessary technological platform in the future, Staples.com must continue to expand and stabilize the performance of its web servers, improve its transaction processing system, optimize the performance of its network servers and ensure the stable performance of its entire network. Staples.com may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, it may not do so on time and within budget. If Staples.com fails to achieve a stable technological platform in time to handle increasing web site traffic or customer order volume, potential customers could be discouraged from using its web sites, its reputation could be damaged and its business could be harmed.

    Frequent or prolonged operational interruptions on Staples.com's web sites and system failures unrelated to its systems could lead to customer dissatisfaction, customer loss or both, which could materially and adversely affect Staples.com's reputation and business.  Any system failure that causes an interruption in the operation of Staples.com's web sites or a decrease in their responsiveness could result in reduced user traffic and reduced revenue. Further, prolonged or ongoing performance problems on its web sites could damage its reputation and result in the permanent loss of customers. Staples.com has occasionally experienced system interruptions that have made its web sites totally unavailable, slowed their response time or prevented it from efficiently fulfilling orders, and these types of problems may occur in the future. Staples.com has an agreement with Digex to maintain the web servers and database servers for its Staples.com web site in its Beltsville, Maryland location. Staples.com has an agreement with Millstar to maintain the web servers and database servers for its Quill.com web site in its Philadelphia, Pennsylvania location. Staples.com has an agreement with EMC Corporation to maintain the web servers and database servers for its StaplesLink.com web site in its Hopkinton, Massachusetts location. Staples.com's operations depend on the ability of each of Digex, Millstar and EMC to protect itself and its systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. Any disruption in the services provided by Digex, Millstar or EMC could severely disrupt Staples.com's operations. Staples.com's backup systems may not be sufficient to prevent major interruptions to its operations, and Staples.com does not have a formal disaster recovery plan. Staples.com may not have sufficient business interruption insurance to cover losses from major interruptions. Staples.com's customers and visitors to its web sites depend on their own Internet service providers, and other web site operators for access to web sites. Many of these providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to Staples.com's systems.

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

    Staples.com's ability to compete successfully will depend on continued expansion of the Internet infrastructure.  The recent growth in Internet traffic has caused periods of decreased performance, requiring Internet service providers to upgrade their infrastructures. If usage continues to grow rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If these outages or delays on the Internet occur frequently, overall Internet usage, as well as usage of its web sites in particular, could grow more slowly or decline. Staples.com's ability to increase the scope of its product and service offerings and the speed and ease of access to its web sites by its customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and the capacity of the computer equipment of its users. Consequently, the emergence and growth of the market for Staples.com's products and services is dependent on improvements being made to the entire Internet and to personal computer equipment in general to alleviate overloading and congestion.

    If Staples.com is unable to license the necessary technology from third parties, its product and service development may be impaired or it may be forced to incur additional operating costs.  Staples.com licenses and will continue to license technology integral to its products and services from third parties. If Staples.com is unable to acquire or retain key third-party product licenses or integrate the related third-party products into its products and services, its product and service development may be delayed or additional operating costs may be incurred if substitute products or arrangements are required. Staples.com also expects to require new licenses in the future as its business grows and as technology evolves. Staples.com may not be able to obtain these licenses on commercially reasonable terms, if at all.

    Staples.com's business could be harmed if it is unable to adequately protect its intellectual property rights. To establish and protect the Staples.com trademark, service mark, copyright and other proprietary rights in its products and services, Staples.com relies on a combination of:

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

ITEM 8. APPENDIX C

Note: The combined financial statements for Staples RD and Staples. com are being presented to supply additional disclosures to investors regarding Staples RD and Staples.com. Even though from a financial reporting standpoint we have allocated all of our consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com, that allocation has not changed the legal title to any assets or responsibility for any liabilities and will not affect the rights of any of our creditors. Further, in any liquidation, holders of Staples RD Stock or Staples.com Stock will not have any rights to any specific assets of Staples RD or Staples.com, respectively, but will receive a share of the net assets of Staples based on the relative market values of Staples RD Stock and Staples.com Stock, rather than on any assessment of the actual value of the Staples RD or Staples.com. The Company intends for Staples RD Stock and Staples.com Stock to reflect the performance of Staples RD and Staples.com, respectively, but there is no assurance that this will happen. Holders of Staples RD Stock and Staples.com Stock will be common stockholders of Staples and will be subject to risks associated with an investment in Staples as a whole.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000,
except for Note Q,
as to which the date
is April 5, 2000

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$110,483	$357,993
Short-term investments	1,071	17,428
Merchandise inventories	1,607,516	1,340,432
Receivables, net	360,901	221,836
Deferred income taxes	39,730	75,261
Prepaid expenses and other current assets	73,750	51,150

Total current assets	2,193,451	2,064,100
Property and Equipment:
Land and buildings	328,994	231,378
Leasehold improvements	442,119	372,451
Equipment	547,309	400,225
Furniture and fixtures	286,260	239,755

Total property and equipment	1,604,682	1,243,809
Less accumulated depreciation and amortization	509,920	403,520

Net property and equipment	1,094,762	840,289
Other Assets:
Lease acquisition costs, net of amortization	68,832	75,127
Investments	34,755	—
Goodwill, net of amortization	387,595	148,201
Deferred income taxes	34,912	28,735
Other	31,769	22,814

Total other assets	557,863	274,877

	$3,846,076	$3,179,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$897,523	$794,427
Accrued expenses and other current liabilities	545,162	438,311
Debt maturing within one year	12,219	32,594

Total current liabilities	1,454,904	1,265,332
Long-Term Debt	500,903	205,015
Other Long-Term Obligations	61,456	52,033
Stockholders' Equity:
Preferred stock, $.01 par value-authorized 5,000,000 shares; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; 470,752,253 shares issued and outstanding at January 29, 2000 and 461,538,061 shares issued and outstanding at January 30, 1999	282	277
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; 13,626,093 shares issued and outstanding at January 29, 2000 and 0 at January 30, 1999	8	—
Additional paid-in capital	1,196,512	1,043,194
Cumulative foreign currency translation adjustments	(4,473)	(11,675)
Unrealized gain on investments	6,651	7
Retained earnings	948,309	633,321
Less: treasury stock at cost, 13,668,743 shares at January 29, 2000 and 488,922 shares at January 30, 1999	(318,476)	(8,238)

Total stockholders' equity	1,828,813	1,656,886

	$3,846,076	$3,179,266

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$8,936,809	$7,123,189	$5,732,145
Cost of goods sold and occupancy costs	6,721,563	5,396,923	4,377,690

Gross profit	2,215,246	1,726,266	1,354,455
Operating and other expenses:
Operating and selling	1,299,212	993,236	808,517
Pre-opening	16,485	13,836	9,443
General and administrative	354,060	301,118	225,587
Amortization of goodwill	12,014	3,739	3,581
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Interest and other expense, net	17,101	17,370	21,955

Total operating and other expenses	1,698,872	1,420,005	1,098,748

Income before equity in loss of affiliates and income taxes	516,374	306,261	255,707
Equity in loss of affiliates	—	—	(5,953)

Income before income taxes	516,374	306,261	249,754
Income tax expense	201,386	121,026	81,924

Net income before minority interest	314,988	185,235	167,830
Minority interest	—	135	84

Net income	$314,988	$185,370	$167,914

Net income (loss) attributed to:
Staples.com Stock	$(730)	$—	$—
Staples RD Stock	315,718	185,370	167,914

	$314,988	$185,370	$167,914

Basic earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.43	$0.41

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.42

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.09)

Diluted earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.41	$0.39

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.41

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.09)

Pro forma earnings per common share calculation for tracking stock and S-Corporation Conversion:
Basic earnings per common share
Pro forma net income per common share—Staples RD Stock	$0.69	$0.43	$0.38

Pro forma net loss per common share—Staples.com Stock	$(0.15)	$—	—

Diluted earnings per common share
Pro forma net income per common share—Staples RD Stock	$0.67	$0.41	$0.36

Pro forma net loss per common share—Staples.com Stock	$(0.15)	$—	$—

See notes to consolidated financial statements.

C-6

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands, Except Share Data)

For the Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

	Common
					Unrealized Gain (Loss) on Investments
	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments		Retained Earnings	Treasury Stock	Comprehensive Income
Balances at February 1, 1997	$162		$508,833	$(147)	$20	$367,301	$(346)
Issuance of common stock for stock options exercised	5	—	32,178
Tax benefit on exercise of options			32,873
Contribution of common stock to Employees' 401(K) Savings Plan			2,318
Sale of common stock under Employee Stock Purchase Plan			10,499
Issuance of Performance Accelerated Restricted Stock			7,182
Unrealized gain on investments, net of tax					1,036			1,036
Translation adjustments				(10,168)				(10,168)
Dividends to shareholders of acquired S-Corp.						(25,175)
Net income for the year						167,914		167,914

Balances at January 31, 1998	$167	$—	$593,883	$(10,315)	$1,056	$510,040	$(346)	$158,782

Issuance of common stock for stock options exercised	5	—	50,118
Issuance of common stock for conversion of debentures, net of interest and deferred charges	13	—	298,520
Stock split and cash paid in lieu of fractional shares	92	—	(607)
Tax benefit on exercise of options			74,157
Contribution of common stock to Employees' 401(K) Savings Plan			3,288
Sale of common stock under Employee Stock Purchase Plan			13,210
Issuance of Performance Accelerated Restricted Stock			10,654
Unrealized loss on investments, net of tax					(1,049)			(1,049)
Translation adjustments				(1,360)				(1,360)
Purchase and retirement of S-Corporation shares			(29)			(48,073)
Dividends to shareholders of acquired S-Corp						(15,904)
Adjustment to conform fiscal year of Quill Corporation						1,888
Net income for the year						185,370		185,370
Purchase of treasury shares							(7,892)

Balances at January 30, 1999	$277	$—	$1,043,194	$(11,675)	$7	$633,321	$(8,238)	$182,961

Issuance of common stock for stock options exercised	3	4	50,839
Premium on Forward Hedge			(3,269)
Issuance of shares of Staples.com Stock	—	4	19,621
Tax benefit on exercise of options			40,129
Contribution of common stock to Employees' 401(K) Savings Plan	1	—	3,543
Sale of common stock under
Employee Stock Purchase Plan	1	—	21,989
Issuance of Performance Accelerated Restricted Stock			20,420
Unrealized loss on investments, net of tax					6,644			6,644
Translation adjustments				7,202				7,202
Reissuance of Treasury Stock			46				10
Net income for the year						314,988		314,988
Purchase of treasury shares							(310,248)

Balances at January 29, 2000	$282	$8	$1,196,512	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

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

    Staples RD has an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for an initial public offering of Staples.com Stock.

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

    While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples.com been operating as an independent company. Staples.com has also relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's financial position and cash flows to date are not necessarily indicative of the financial position and cash flows that would have resulted had Staples.com been operating as an independent company. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties.

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

NOTE B Summary of Significant Accounting Polices

    Nature of Operations:  Staples operates as two divisions, Staples RD and Staples.com. Staples RD represents a chain of office supply stores and contract stationer/delivery warehouses throughout North America and Europe. Staples.com represents the e-commerce operations of Staples.

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

    Earnings Per Share:  Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Subsequent to the to the approval of the Tracking Stock Proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 for Staples, Inc. common stock and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Basic earnings per share for Staples RD Stock is computed by dividing the net earnings or losses of Staples RD, including Staples RD's retained interest in the net earnings or losses of Staples.com, by the weighted average number of shares of Staples RD Stock. Basic net loss per share for Staples.com Stock is computed by dividing (i) the loss of Staples.com multiplied by the "Outstanding Staples.com Fraction" by (ii) the weighted average number of shares of Staples.com Stock and dilutive Staples.com Stock equivalents outstanding during the applicable period. The "Outstanding Staples.com Fraction" is a fraction, the numerator of which is the weighted average number of shares of Staples.com Stock outstanding and the denominator of which is the number of shares of Staples.com Stock that, if issued, would represent 100 percent of the equity of Staples.com. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma earnings/(loss) per share have been calculated to give effect to the sale of 6,396,154 shares of Staples.com Stock in private placements. In presenting this pro forma information, this transaction was assumed to have occurred on February 2, 1997. In addition, the pro forma information includes a provision for income taxes on previously untaxed earnings of pooled S-Corporation.

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

    Proceeds from the sale of investment securities were $16,651,000 and $14,599,000 during the years ended January 29, 2000 and January 30, 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available- for-sale investments included as a separate component of stockholders' equity totaled $6,644,000, ($1,049,000) and $1,036,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    During 1999, Staples completed, in aggregate, investments of approximately $24 million in DSL.net, HotOffice Technologies, Point.com and Register.com. DSL.net offers high-speed Internet access through digital subscriber line technology. HotOffice Technologies is an application services provider of intranet services for small businesses. Point.com is a provider of information on wireless communications products and services. Register.com is a provider of domain name registration services.

    In October 1999, DSL.net, an investment initially recorded by Staples at cost of approximately $6 million, completed an initial public offering of its common stock. At January 29, 2000, Staples owned approximately 834,000 shares of common stock, resulting in an unrealized gain of approximately $11 million. Staples accounts for its investment in DSL.net in accordance with FAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of DSL.net is recorded as a component of divisional net worth.

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

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the Notes. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to make semi-annual interest rate payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 6.76% and 6.01%. Staples has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

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

Euro Notes:

    Staples issued notes in the aggregate principal amount of 150,000,000 euro on November 15, 1999. Net proceeds of approximately $148,000,000 were used to fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net investment in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

    Also on November 15, 1999 Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The Company is hedging its net foreign investments in euro denominated subsidiaries. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.2455%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

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

NOTE G Stockholders' Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to reflect the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock intended to reflect the performance of Staples' e-commerce business. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock. During the fiscal year ended January 29, 2000 Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Additional shares may be issued from time to time upon exercise of stock options or at the discretion of the Board.

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

    On March 7, 2000, the Board approved a recapitalization effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split.

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

    Staples RD Stock:

	January 29, 2000	January 30, 1999	January 31, 1998
Pro forma net income	$277,369	$156,265	$138,983
Pro forma basic earnings per common share	$0.60	$0.36	$0.34
Pro forma diluted earnings per common share	$0.59	$0.35	$0.33

    Staples.com Stock:

January 29, 2000
Pro forma net loss attributed to Staples.com Stock	$(1,118)
Pro forma basic earnings per common share	$(0.16)
Pro forma diluted earnings per common share	$(0.16)

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

    Information with respect to Staples.com Stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 30, 1999	—	$—
Granted	12,637,069	3.25
Exercised	(7,229,939)	3.25
Canceled	(72,199)	3.25

Outstanding at January 29, 2000	5,334,931	$3.25

    The weighted-average of the fair values of options granted during the year ended January 29, 2000 was $0.66.

    The following table summarizes information concerning currently outstanding and exercisable options for Staples.com Stock:

		Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25	5,334,931	9.78	$3.25	5,334,931	$3.25

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

    In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical of merging the operations, such as rationalization of facilities, unwinding of various contractual commitments, asset writedowns and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,400,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $6,000,000 primarily relate to changes in accounting principles. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

    The activity impacting the accrual for restructuring and merger-related charges during 1998 and 1999 is summarized in the table below:

	Charges to Operations in 1998	Charges utilized in 1998	Balance at January 30, 1999	Charges utilized in 1999	Balance at January 29, 2000
	(in thousands)
Transaction Costs	$10,500	$(9,468)	$1,032	$(824)	$208
Incremental Employee	6,980	(1,040)	5,940	(5,940)	—
Contract and Lease Termination	14,101		14,101	(1,116)	12,985
Other	5,973	(3,331)	2,642	(2,173)	469

	37,554	(13,839)	23,715	(10,053)	13,662
Asset Write-Downs	3,446

	41,000

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

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded adjustments in purchase accounting of approximately $30,000,000 for merger and integration costs. The reserves reflect the estimated transaction costs and costs to integrate all aspects of the European office supply businesses into Staples' European business, and include those costs typical in the merging of operations, such as the closure of duplicate retail stores, asset writedowns, and other integration costs which provide no future benefit. In addition, the reserves include an accrual for changes in accounting principles. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee-related costs of approximately $8,094,000, store closure and conversion costs of approximately $6,948,000, write-down of inventory to fair value of approximately $5,778,000 and other merger related costs of approximately $6,905,000. Through January 29, 2000, Staples paid approximately $4,300,000 related to this liability. Approximately $19,922,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the acquisition of these companies.

NOTE L Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which cannot be expanded and upgraded to Staples current store model and reported a pre-tax store closure charge of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 and 2000. At January 29, 2000, the Company has executed lease agreements for a substantial majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. The following table is a rollforward of the store closure charge utilized during fiscal year 1999:

	Charges to Operations in 1999	Charges utilized	Balance at January 29, 2000
	(in thousands)
Lease Terminations	$29,620	$(298)	$29,322
Legal and Settlement Costs	4,966	(178)	4,788

	34,586	(476)	34,110

Asset Write-Downs	15,120

	$49,706

    Other than the asset write-downs, all of the above costs directly relate to long-term lease obligations which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease term.

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

    For details of the Staples.com segment, refer to the Combined Financial Statements of Staples.com contained in this Form 10-K/A.

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

    As discussed in Note A, the Company prepares separate financial statements for the Company's e-commerce division, Staples.com, that provide additional information regarding those operations.

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

NOTE O Computation of Earnings per Common Share

    Subsequent to the to the approval of the tracking stock proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 for Staples, Inc. common stock and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Pro forma earnings/(loss) per share has been calculated as though Staples RD Stock had existed for all periods presented, to give effect to the sale of Staples.com in private placements and includes a provision for income taxes on untaxed earnings of pooled S-Corporation. Staples.com's net loss per share has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000. (Amounts in thousands, except for per share data):

		13 Weeks Ended January 29, 2000
	39 Weeks Ended October 30, 1999 Staples, Inc.
		Staples RD	Staples.com
Historical Earnings Per Share
Numerator:
Net income	$195,591	$120,127	$(730)
Denominator:
Weighted-average shares	461,711,992	455,978,860	8,054,089
Performance accelerated restricted stock	221,936	12,571	—

Denominator for basic earnings per common share—weighted-average shares	461,933,928	455,991,431	8,054,089
Effect of dilutive securities:
Incremental and windfall shares	13,125,190	9,945,465	—
Performance accelerated restricted stock	—	1,131,386	—

Historical Earnings Per Share
Dilutive potential common shares	13,125,190	11,076,851	—

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	475,059,118	467,068,283	8,054,089
Basic earnings/(loss) per common share	$0.42	$0.26	$(0.09)

Diluted earnings/(loss) per common share	$0.41	$0.26	$(0.09)

	Staples, Inc.
	January 30, 1999	January 31, 1998
Historical Earnings Per Share
Numerator:
Net income	$185,370	$167,914
Effect of dilutive securities:
4 1/2% convertible debentures(a)	7,451	9,365

Numerator for diluted earnings per common share—income available to common stockholders after assumed conversion	$192,821	$177,279
Denominator:
Weighted-average shares	429,308,638	408,095,647
Performance accelerated restricted stock	2,314	2,330

Denominator for basic earnings per common share—weighted-average shares	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,648,979	12,769,769
Performance accelerated restricted stock	208,300	209,592
4 1/2% convertible debentures	25,856,165	30,681,819

Dilutive potential common shares	38,713,444	43,661,180

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	468,024,396	451,759,157
Basic earnings per common share	$0.43	$0.41

Diluted earnings per common share	$0.41	$0.39

	January 31, 1998	January 29, 2000	January 30, 1999
Pro forma Earnings Per Share—Staples RD
Numerator:
Historical Net Income	$315,718	$185,370	$167,914
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income(b)	—	(1,814)	(14,786)
Adjustment for pro forma retained interest in Staples.com(c)	356	27	12

Pro forma net income	316,074	183,583	153,140
Effect of dilutive securities:
4 1/2% convertible debentures(a)	—	7,451	9,365

Numerator for diluted earnings per common share—pro forma income available to common stockholders after assumed conversion	$316,074	$191,034	$162,505

Denominator:
Weighted-average shares	460,278,709	429,308,638	408,095,647
Performance accelerated restricted stock	169,595	2,314	2,330

Pro forma Earnings Per Share—Staples RD
Denominator for basic pro forma earnings per common share—weighted-average shares	460,448,304	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,330,260	12,648,979	12,769,769
Performance accelerated restricted stock	282,846	208,300	209,592
4 1/2% convertible debentures	—	25,856,165	30,681,819

Dilutive potential common shares	12,613,106	38,713,444	43,661,180

Denominator for diluted earnings per common share —adjusted weighted-average shares and assumed conversion	473,061,410	468,024,396	451,759,157
Pro forma basic earnings per common share	$0.69	$0.43	$0.38

Pro forma basic earnings per common share	$0.67	$0.41	$0.36

	January 31, 1998	January 29, 2000	January 30, 1999
Pro forma Earnings Per Share—Staples.com
Numerator:
Historical net loss	$(16,358)	$(487)	$(300)
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income(b)	—	12	120
Adjustment for Staples RD's pro forma retained interest(c)	15,272	448	168

Pro forma net loss with S-Corporation conversion and pro forma adjustment for Staples RD's retained interest in Staples.com	$(1,086)	$(27)	$(12)

Denominator for basic net loss per common share—weighted-average shares	7,117,554	6,396,154	6,396,154
Denominator for diluted net loss per common share—weighted-average shares	7,117,554	6,396,154	6,396,154
Pro forma basic net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.15)	$(0.00)	$(0.00)

Pro forma diluted net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.15)	$(0.00)	$(0.00)

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

(c)
Adjustment to give effect to the sale of 6,396,154 shares of Staples.com Stock in a private placement. In presenting this pro forma information, this transaction was assumed to have occurred on February 2, 1997.

NOTE P Quarterly Summary (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 29, 2000	(In thousands, except per share amounts)
Sales	$2,072,066	$1,840,110	$2,393,811	$2,630,822
Gross Profit	494,753	454,559	594,247	671,687
Historical net income	50,314	52,744	92,534	119,396
Historical net income attributed to Staples RD Stock				120,126
Historical net loss attributed to Staples.com Stock				(730)
Pro forma net income attributed to Staples RD Stock(2)	50,438	52,842	92,705	120,229
Pro forma net loss attributed to Staples.com Stock(2)	(124)	(98)	(171)	(833)
Basic earnings/(loss) per common share
Historical net income per common share(1)	$0.11	$0.11	$0.20
Historical net income per common share—Staples RD Stock(1)				$0.26
Historical net loss per common share—Staples.com Stock(1)(7)				$(0.09)
Pro forma net income per common share—Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26
Pro forma net loss per common share—Staples.com Stock(2)(7)	$(0.02)	$(0.02)	$(0.02)	$(0.09)
Diluted earnings/(loss) per share
Historical net income per common share(1)	$0.11	$0.11	$0.20
Historical net income per common share—Staples RD Stock(1)				$0.26
Historical net loss per common share—Staples.com Stock(1)(7)				$(0.09)
Pro forma net income per common share—Staples RD Stock(2)	$0.11	$0.11	$0.20	$0.26
Pro forma net loss per common share—Staples.com Stock(2)(7)	$(0.02)	$(0.02)	$(0.02)	$(0.09)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year Ended January 30, 1999	(In thousands, except per share amounts)
Sales	$1,670,611		$1,475,705		$1,899,770		$2,077,103
Gross Profit	388,015		354,925		475,913		538,534
Historical net income	35,950		8,974	(2)	69,186		71,260	(5)
Pro forma net income attributed to Staples RD Stock(2)	34,138	(4)	8,977	(2)	69,192		71,277	(5)
Pro forma net loss attributed to Staples.com Stock(2)	(2)		(3)		(6)		(17)
Basic earnings/(loss) per share
Historical net income per common share	$0.09		$0.02	(3)	$0.16		$0.16	(5)
Pro forma net income per common share—Staples RD Stock(2)	$0.08		$0.02	(3)	$0.16		$0.16	(5)
Pro forma net loss per common share—Staples.com Stock(2)(7)	$—		$—		$—		$—
Diluted earnings/(loss) per share
Historical net income per common share	$0.08	(6)	$0.02	(3)	$0.15	(6)	$0.15	(5)(6)
Pro forma net income per common share—Staples RD Stock(2)	$0.08	(6)	$0.02	(3)	$0.15	(6)	$0.15	(5)(6)
Pro forma net loss per common share—Staples.com Stock(2)(7)	$—		$—		$—		$—

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

(2)
Pro forma information is calculated to give effect to the sale of 6,396,154 shares of Staples.com Stock in private placements. In presenting this pro forma information, those transactions were assumed to have occurred on February 2, 1997.

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

(7)
Net loss per share has been restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.

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

    On March 3, 2000, Register.com, an investment recorded by Staples, Inc. at cost of approximately $8,000,000 at January 29, 2000, completed an initial public offering of its common stock. The closing stock price of Register.com on that date was $57.25 per share. At the date of the initial public offering, Staples owned approximately 2,160,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $215,000,000. Staples accounts for its investment in Register.com in accordance with SFAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of Register.com would be recorded as a component of stockholders' equity.

    On March 7, 2000, the Board approved a recapitalization that was effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split.

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

    We have audited the accompanying combined balance sheets of the Staples Retail and Delivery (as described in Notes A and C) as of January 29, 2000 and January 30, 1999, and the related combined statements of income, divisional net worth, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit 1997 financial statements of Quill Corporation, a wholly owned subsidiary, which statements reflect 22% of net income of the Staples Retail and Delivery for the year ended January 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included in the Staples Retail and Delivery as it relates to Quill Corporation is based solely on the report of the other auditors.

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

    As more fully described in Notes A and C to these financial statements, the Staples Retail and Delivery is a division of Staples, Inc., accordingly, the combined financial statements of Staples Retail and Delivery should be read in conjunction with the audited financial statements of Staples, Inc.

/s/ ERNST & YOUNG LLP ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000,
except for Note R,
as to which the date
is April 5, 2000

STAPLES RETAIL AND DELIVERY

(A DIVISION OF STAPLES, INC.)

Combined Balance Sheets

(Dollar Amounts in Thousands)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$110,483	$357,993
Short-term investments	1,071	17,428
Merchandise inventories	1,607,516	1,340,432
Receivables, net	360,901	221,836
Deferred income taxes	39,730	75,261
Prepaid expenses and other current assets	72,172	50,117

Total current assets	2,191,873	2,063,067
Property and Equipment:
Land and buildings	328,994	231,378
Leasehold improvements	442,119	372,451
Equipment	533,771	399,153
Furniture and fixtures	286,260	239,755

Total property and equipment	1,591,144	1,242,737
Less accumulated depreciation and amortization	508,810	403,462

Net property and equipment	1,082,334	839,275
Other Assets:
Retained interest in Staples.com	16,254	1,962
Lease acquisition costs, net of amortization	68,832	75,127
Goodwill, net of amortization	387,595	148,201
Deferred income taxes	34,912	28,735
Other	31,769	22,814

Total other assets	539,362	276,839

	$3,813,569	$3,179,181

LIABILITIES AND DIVISIONAL NET WORTH
Current Liabilities:
Accounts payable	$897,523	$794,427
Inter-business payable to Staples.com	23,600	—
Accrued expenses and other current liabilities	537,696	438,226
Debt maturing within one year	12,219	32,594

Total current liabilities	1,471,098	1,265,247
Long-Term Debt	500,903	205,015
Other Long-Term Obligations	61,456	52,033
Divisional Net Worth:
Preferred stock, $.01 par value-authorized 5,000,000 shares; no shares issued
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; 470,752,253 shares issued and outstanding at January 29, 2000 and 461,538,061 shares issued and outstanding at January 30, 1999	282	277
Additional paid-in capital	1,137,162	1,042,200
Cumulative foreign currency translation adjustments	(4,473)	(11,675)
Unrealized gain on investments	(44)	7
Retained earnings	965,661	634,315
Less: treasury stock at cost, 13,668,743 shares at January 29, 2000 and 488,922 shares at January 30, 1999	(318,476)	(8,238)

Total divisional net worth	1,780,112	1,656,886

	$3,813,569	$3,179,181

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

(A DIVISION OF STAPLES, INC.)

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

STAPLES RETAIL AND DELIVERY

(A DIVISION OF STAPLES, INC.)

Combined Statements of Divisional Net Worth

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2000, January 30, 1999,
and January 31, 1998

	Divisional Net Worth	Comprehensive Income
Balances at February 1, 1997	$875,823	$146,656

Net income for the year	167,914	167,914
Cumulative translation adjustment	(10,168)	(10,168)
Unrealized gain (loss) on investments	1,036	1,036
Issuance of common stock for stock options exercised	32,183
Tax benefit on exercise of options	32,873
Dividends to shareholders of acquired S-Corp	(25,175)
Sale of common stock under Employee Stock Purchase Plan	10,499
Issuance of Performance Accelerated Restricted Stock	7,182
Contribution of common stock to Employees' 401(k) Savings Plan	2,318

Balances at January 31, 1998	$1,094,485	$158,782

Net income for the year	185,370	185,370
Cumulative translation adjustment	(1,360)	(1,360)
Unrealized gain (loss) on investments	(1,049)	(1,049)
Issuance of common stock for conversion of debentures, net of interest and deferred charges	298,533
Issuance of common stock for stock options exercised	50,123
Tax benefit on exercise of options	74,157
Dividends to shareholders of acquired S-Corp	(15,904)
Purchase and retirement of S-Corp shares	(48,102)
Sale of common stock under Employee Stock Purchase Plan	13,210
Issuance of Performance Accelerated Restricted Stock	10,654
Purchase of treasury shares	(7,892)
Contribution of common stock to Employees' 401(k) Savings Plan	3,288
Other equity changes, net	1,373

Balances at January 30, 1999	$1,656,886	$182,961

Net income for the year	315,718	315,718
Cumulative translation adjustment	7,202	7,202
Unrealized gain (loss) on investments	(51)	(51)
Issuance of common stock for stock options exercised	27,735
Tax benefit on exercise of options	40,129
Sale of common stock under Employee Stock Purchase Plan	21,990
Issuance of Performance Accelerated Restricted Stock	20,420
Purchase of treasury shares	(310,248)
Contribution of common stock to Employees' 401(k) Savings Plan	3,544
Other equity changes, net	(3,213)

Balances at January 29, 2000	$1,780,112	$322,869

See notes to combined financial statements.

STAPLES RETAIL AND DELIVERY

(A DIVISION OF STAPLES, INC.)

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

STAPLES RETAIL AND DELIVERY

(A DIVISION OF STAPLES, INC.)

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A  Basis of Presentation

    These combined financial statements and notes to combined financial statements of Staples Retail and Delivery ("Staples RD") should be read in conjunction with the audited consolidated financial statements and Annual Report of Staples, Inc. ("Staples" or the "Company") and the audited combined financial information of Staples.com contained in this report. The combined financial statements of Staples RD include the balance sheets, statements of income, cash flows and divisional net worth of Staples' retail stores, catalog businesses and contract stationer business. The Staples RD combined financial statements also include its retained interest in Staples.com, which was 88% and 100% at January 29, 2000 and January 30, 1999, respectively.

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

    During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

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

    While the Company believes allocations between Staples RD and Staples.com to be reasonable, they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples.com been operating as an independent company. Staples.com has also relied upon Staples RD to provide financing for its operations. Therefore, Staples RD's financial position and cash flows to date are not necessarily indicative of the financial position and cash flows that would have resulted had Staples RD been operating as an independent company.

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

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of Staples RD and the market price of Staples RD Stock. In addition, net losses of Staples.com and any dividends or distributions on, or repurchases of, Staples.com Stock or repurchases of Staples.com Stock at a price per share greater than par value will reduce the funds we can pay on each class of common stock under Delaware Law. Accordingly, financial information for Staples RD should be read in conjunction with the Annual Report on Form 10-K/A of Staples, Inc and the combined financial information of Staples.com contained this report.

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

    Fiscal Year:  Staples RD's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997 consisted of the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. As more fully described in Note M, the statement of income for the fiscal year ended January 31, 1998 combine Staples RD's historical operating results for that fiscal year with the corresponding Quill Corporation ("Quill") operating results for the calendar year ended December 31, 1997. Accordingly, to conform for fiscal year 1998, an adjustment for Quill's operating results for January 1998 was made to divisional net worth.

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

    Retained Interest in Staples.com:  Staples RD had an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of the financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of the financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com

    Staples RD accounts for its investment in Staples.com in a manner similar to the method prescribed under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". For the purposes of these separate divisional financial statements, Staples RD's interest in the equity and net income or loss of Staples.com has been included in Staples RD's balance sheets and statements of income as "retained interest in Staples.com." The amount included in the balance sheets and statements of income as retained interest in Staples.com represents Staples RD's proportional interest in the assets and liabilities and revenue and expenses of Staples.com. The carrying value of Staples RD's retained interest in Staples.com is increased or decreased by Staples RD's proportional interest in the net income or loss of Staples.com. Additionally, if dividends or other distributions are made on Staples.com Stock, including deemed dividends in respect of Staples RD's retained interest in Staples.com, an amount representing Staples RD's proportional interest in such distributions would be transferred to Staples RD from Staples.com and would reduce the book value of Staples RD's retained interest in Staples.com.

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

    Foreign Currency Translation:  The assets and liabilities of Staples RD's foreign subsidiaries, The Business Depot Ltd. ("Business Depot"), Staples UK, Staples Germany, Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples RD's foreign subsidiaries during the years ended January 29, 2000, January 30, 1999 and January 31, 1998 are recorded as a separate component of divisional net worth.

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

    Earnings Per Share:  Staples RD calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Historical earnings per share for Staples RD Stock is presented for periods subsequent to the approval of the Tracking Stock Proposal, since Staples RD Stock was not previously part of the capital structure of the Company. Basic earnings per share for Staples RD Stock is computed by dividing the net earnings of Staples RD, including Staples RD's retained interest in the net losses of Staples.com, by the weighted average number of shares of Staples RD Stock. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma earnings per share has been calculated as though Staples RD Stock existed for all periods presented and to give effect to the sale of 6,396,154 shares of Staples.com Stock in the private placements. In presenting this pro forma information this transaction was assumed to have occurred on February 2, 1997. In addition the pro forma information includes a provision for income taxes on previously untaxed earnings of pooled S-Corporation.

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

    Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. The policy is that Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to Staples RD;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance;

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  the inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative policy for this financing mechanism between Staples RD and Staples.com based upon the facts and circumstances.

    After the date on which shares of Staples.com Stock or options were first issued:

  •
  Staples attributes each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples attributes each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its retained interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock will be charged against Staples RD, and dividends on and repurchases of Staples.com Stock will be charged against Staples.com. In addition, at the time of any dividend on Staples.com

    Stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. However, the Board determines, in its sole discretion, whether to provide any particular funds to either business and is not obligated to do so.

  •
  Staples accounts for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), as inter-business revolving credit advances unless:

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

  —
  the Board determines that a given transfer, or type of transfer, should be accounted for as a return of capital reducing Staples RD's retained interest in Staples.com.

          There are no specific criteria to determine when Staples accounts for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

    —
    the current and projected capital structure of each business;

    —
    the relative levels of internally generated funds of each business;

    —
    the financing needs and objectives of the recipient business;

    —
    the investment objectives of the transferring business;

    —
    the availability, cost and time associated with alternative financing sources; and

    —
    prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance will bear interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan has interest rate, amortization, maturity, redemption and other terms that generally reflect the then-prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
  Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution correspondingly increases Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples

    RD's retained interest in Staples.com increases by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer.

  •
  Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital correspondingly reduces Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com decreases by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

    As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Staples RD has traditionally used a combination of cash generated from operating and debt or equity offerings to fund its expansion and acquisition activities. Staples RD has also used its revolving credit facility to support various growth initiatives.

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

    Carrying Charge:  Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Additionally, Staples RD holds accounts receivable for Staples.com. Staples RD maintains inventory to support Staples.com's inventory needs and the processing of receivables for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial statements as part of operating and selling expenses and in Staples RD's financial statements as a credit to operating and selling expenses. This charge is calculated based on the amount of receivables and inventory that Staples RD is required to carry for Staples.com. In addition, inventory, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs. The Board may, in its sole discretion, change the carrying charge charged to Staples.com as it deems appropriate in light of the circumstances from time to time.

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

    Proceeds from the sale of investment securities were $16,651,000 and $14,599,000 during the years ended January 29, 2000 and January 30, 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of divisional net worth totaled ($51,000), ($1,049,000) and $1,036,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

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

    On May 11, 1999 and August 3, 1999, Staples RD entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with the Notes. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples RD is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to make semi-annual interest rate payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 6.76% and 6.01%. Staples RD has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

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

Euro Notes:

    Staples RD issued notes in the aggregate principal amount of 150,000,000 euro on November 15,1999. Net proceeds of approximately $148,000,000 were used fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net investment in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in divisional net worth.

    Also on November 15, 1999 Staples RD entered into an interest rate swap for an aggregate notional amount of 150,000,000 euros in order to minimize financing costs on the notes issued the same date. The Company is hedging its net foreign investments in euro denominated subsidiaries. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples RD is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.2455%. Staples RD has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement.

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

NOTE I  Divisional Net Worth

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

    Information with respect to options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at February 1, 1997	45,894,855	$4.26
Granted	9,656,558	10.43
Exercised	(10,147,409)	2.78
Canceled	(2,807,883)	7.43

Outstanding at January 31, 1998	42,596,121	$5.34
Granted	13,698,644	20.22
Exercised	(13,965,713)	3.64
Canceled	(1,938,669)	11.55

Outstanding at January 30, 1999	40,390,383	$11.58
Granted	7,101,885	29.58
Exercised	(5,212,791)	5.59
Canceled	(2,162,227)	17.21

Outstanding at January 29, 2000	40,117,250	$15.26

    The following table summarizes information concerning currently outstanding and exercisable options:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.82— $2.46	1,385,080	3.38	$2.37	1,385,080	$2.37
$2.52— $3.90	4,837,655	4.20	$3.65	4,837,655	$3.65
$4.12— $9.17	7,374,735	5.95	$8.32	7,088,080	$8.32
$9.47—$11.53	6,833,401	7.50	$10.49	124,623	$10.40
$11.67—$19.42	1,267,574	8.10	$14.84	47,924	$15.56
$20.08—$20.08	10,140,445	8.42	$20.08	433,125	$20.08
$20.63—$25.38	2,096,227	9.13	$22.49	145,272	$23.02
$26.88—$30.00	1,115,739	9.15	$28.75	0	$0.00
30.94—$33.56	5,066,394	9.41	30.97	18,000	30.94
$0.82—$33.56	40,117,250	7.30	$15.26	14,079,759	$6.71

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

    In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during the year ended January 30, 1999. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical in the merging of operations, such as rationalization of facilities, unwinding of various contractual commitments, asset writedowns and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,400,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $6,000,000 primarily relate to changes in accounting principles. The restructuring and merger related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

    The activity impacting the accrual for restructuring and merger-related charges during 1998 and 1999 is summarized in the table below:

	Charges to Operations in 1998	Charges utilized in 1998	Balance at January 30, 1999	Charges utilized in 1999	Balance at January 29, 2000
	(in thousands)
Transaction Costs	$10,500	$(9,468)	$1,032	$(824)	$208
Incremental Employee	6,980	(1,040)	5,940	(5,940)	—
Contract and Lease Termination	14,101		14,101	(1,116)	12,985
Other	5,973	(3,331)	2,642	(2,173)	469

	37,554	(13,839)	23,715	(10,053)	13,662
Asset write-downs	3,446

	41,000

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

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, it recorded adjustments in purchase accounting of approximately $30,000,000 for merger and integration costs. The reserves reflect the estimated transaction costs and costs to integrate all aspects of the European office supply businesses into Staples' European business, and include those costs typical in the merging of operations, such as the closure of duplicate retail stores, asset writedowns and other integration costs which provide no future benefit. In addition, the reserves include an accrual for changes in accounting principles. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee-related costs of approximately $8,094,000, store closure and conversion costs of approximately $6,948,000, write-down of inventory to fair value of approximately $5,778,000 and other merger related costs of approximately $6,905,000. Through January 29, 2000, Staples paid approximately $4,300,000 related to this liability. Approximately $19,922,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the acquisition of these companies.

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

    The following table is a rollforward of the store closure charge utilized during fiscal year 1999:

	Charges to Operations in 1999	Charges utilized	Balance as of January 29, 2000
	(in thousands)

Lease terminations	$29,620	$(298)	$29,322
Legal and settlement costs	4,966	(178)	4,788

	34,586	(476)	34,110

Asset write-downs	15,120

	$49,706

    Other than the asset write-downs, all of the above costs directly relate to long-term lease obligations which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease term.

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

(2)
Pro forma information is calculated to give effect to the sale of 6,396,154 shares of Staples.com Stock in private placements. In presenting pro forma information, those transactions were assumed to have occurred on February 2, 1997.

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

NOTE R  Subsequent Event

    On March 7, 2000, the Board approved a recapitalization to be effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split.

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

    We have audited the accompanying combined balance sheets of Staples.com (as described in Notes A and C) as of January 29, 2000 and January 30, 1999, and the related combined statements of operations, divisional net worth and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As more fully described in Notes A and C to these financial statements, Staples.com is a division of Staples, Inc., accordingly, the combined financial statements of Staples.com should be read in conjunction with the audited financial statements of Staples, Inc.

/s/ ERNST & YOUNG, LLP

ERNST & YOUNG LLP

Boston, Massachusetts
March 3, 2000,
except for Note N,
as to which the date
is April 5, 2000

STAPLES.COM

(A DIVISION OF STAPLES, INC.)

Combined Balance Sheets

(Dollar Amounts in Thousands)

	January 29, 2000	January 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Prepaid expenses and other current assets	1,578	1,033
Inter-business receivable from Staples RD	23,660	—

Total current assets	25,238	1,033
Equipment:
Equipment	13,538	1,072
Less accumulated depreciation	1,110	58

Net equipment	12,428	1,014
Other Assets
Investments	34,755	—

	$72,421	$2,047

LIABILITIES AND DIVISIONAL NET WORTH
Current Liabilities:
Accrued expenses and other current liabilities	$7,466	$85

Total current liabilities	7,466	85
Divisional Net Worth:
Common Stock:
Staples.com Stock, $.0006 par value—600,000,000 shares authorized; 13,626,093 shares issued and outstanding at January 29, 2000 and 0 at January 30, 1999	8	—
Additional paid-on capital	75,604	2,956
Unrealized gain on investments	6,695
Accumulated deficit	(17,352)	(994)

Total divisional net worth	64,955	1,962

	$72,421	$2,047

See notes to combined financial statements.

STAPLES.COM

(A DIVISION OF STAPLES, INC.)

Combined Statements of Operations

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$94,349	$16,886	$3,706
Cost of goods sold and occupancy costs	73,794	12,721	2,775

Gross profit	20,555	4,165	931
Operating and other expenses:
Operating and selling	27,063	2,058	637
Site development costs	4,050	939	—
General and administrative	16,341	1,931	586
Interest and other expense, net	(82)	28	8

Total operating and other expenses	47,372	4,956	1,231

Loss before income taxes	(26,817)	(791)	(300)
Income tax benefit	(10,459)	(304)	—

Net loss	$(16,358)	$(487)	$(300)

Net loss attributed to (Note A):
Staples.com Stock	(730)	—	—
Staples RD Stock	(15,628)	(487)	(300)

	$(16,358)	$(487)	$(300)

Basic net loss per common share Historical net loss per common share for the 13 weeks ended January 29, 2000	$(0.09)

Diluted net loss per common share Historical net loss per common share for the 13 weeks ended January 29, 2000.	$(0.09)

Pro forma net loss per common share for tracking stock and S-Corporation conversion:
Basic net loss per common share Pro forma net loss per common share	$(0.15)	$—	$—

Diluted net loss per common share Pro forma net loss per common share	$(0.15)	$—	$—

See notes to combined financial statements.

STAPLES.COM

(A DIVISION OF STAPLES, INC.)

Combined Statements of Divisional Net Worth

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

	Divisional Net Worth	Comprehensive Income
Balances at February 1, 1997	$—	$—
Capital contribution by Staples RD	300
Net loss for the year	(300)	(300)

Balances at January 31, 1998	—	$(300)

Capital contribution by Staples RD	2,449
Net loss for the year	(487)	(487)

Balances at January 30, 1999	1,962	$(487)

Capital contribution by Staples RD	29,920
Issuance of common stock for stock options exercised	23,111
Net issuance of common stock	19,625
Net loss for the year	(16,358)	(16,358)
Unrealized gain on investments	6,695	6,695

Balances at January 29, 2000	$64,955	$(9,663)

See notes to combined financial statements.

STAPLES.COM

(A DIVISION OF STAPLES, INC.)

Combined Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Operating Activities:
Net loss	$(16,358)	$(487)	$(300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,052	58	—
Change in assets and liabilities:
Increase in prepaid expenses and other assets	(545)	(1,033)	—
Increase in accounts payable, accrued expenses and other current liabilities	7,381	85	—

	7,888	(890)	—

Net cash used in operating activities	(8,470)	(1,377)	(300)
Investing Activities:
Acquisition of property and equipment	(12,466)	(1,072)	—
Purchase of long-term investments	(23,780)	—	—

Net cash used in investing activities	(36,246)	(1,072)	—
Financing Activities:
Net proceeds from sale of capital stock	42,736	—	—
Inter-business advance to Staples RD	(27,940)	—	—
Proceeds of borrowings from Staples RD	14,796	1,377	300
Repayment of borrowings to Staples RD	(14,796)	(1,377)	(300)
Capital contributions from Staples RD	29,920	2,449	300

Net cash provided by financing activities	44,716	2,449	300
Net (decrease) increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

See notes to combined financial statements.

STAPLES.COM

(A DIVISION OF STAPLES, INC.)

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE A  Basis Of Presentation

    These combined financial statements and notes to combined financial statements of Staples.com should be read in conjunction with the audited consolidated financial statements and Annual Report of Staples, Inc. ("Staples" or the "Company") for the year ended January 29, 2000 and the audited combined financial information of Staples Retail and Delivery ("Staples RD") contained in this report. Staples.com provides an electronic marketplace where small, mid-sized and large businesses can buy office products and services and obtain information and expert content. Staples.com is a division of Staples, Inc. that consists of three businesses, Staples.com, Quill.com and StaplesLink.com. Our principal web sites are Staples.com, Quill.com and StaplesLink.com, each of which operates its own web site and serves a separate target customer base.

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

    Staples RD had an 88% and 100% retained interest in Staples.com at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,224,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of the initial public offering and other financings, including the amount of Staples.com Stock to be issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest.

    In preparing separate financial statements for Staples RD and Staples.com, the Company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flows between Staples RD and Staples.com. Thus, the combined financial statements of Staples RD and Staples.com, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Staples. Staples.com's combined financial statements reflect the application of certain cash management and allocation policies adopted by the board of directors of Staples (the "Board"). These policies are summarized in Note C under "Corporate Activities". Staples.com's combined financial statements include the financial position, results of operations, and cash flows of Staples.com. These financial statements do not represent Staples' primary financial statement presentation. While the Company believes such allocations to be reasonable, they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples.com been operating as an independent company. Staples.com has also relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's financial position and cash flows to date are not necessarily indicative of the financial position and cash flows that would have resulted had Staples.com been operating as an independent company. Staples.com's relationship with the Company provides Staples.com with competitive advantages regarding product selection, purchasing power, and national distribution capabilities.

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

NOTE B  Summary of Significant Accounting Policies

    Nature of Operations:  Staples.com represents the e-commerce business of Staples and is comprised of three principal web sites, including Staples.com, Quill.com and StaplesLink.com. Staples RD represents the other businesses of Staples, including its retail stores, catalog business and contract stationer business.

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

    Concentration of Credit Risk:  Staples.com does not carry any inventory or receivables and is solely reliant upon Staples RD to provide funding for its operations, and the Board will determine, in its sole discretion, whether to provide any particular funds on any particular occasion to either division, but will not be obligated to do so.

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

    Site Development Costs:  Site development costs consist principally of payroll and related expenses for development, editorial, systems and network operations personnel and consultants, hosting costs and system design costs, all of which are direct costs of running Staples.com's web sites.

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

    Investments:  Staples.com's securities are classified as available for sale and consist of stock purchased in Internet related companies. Investments that qualify as marketable equity securities are carried at fair value using quoted market prices and other investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. Unrealized gains and losses are reported as a component of Staples.com's divisional net worth.

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

    Net Loss Per Share:  Staples.com calculates net loss per share in accordance with Statement of Financial Accouning Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Historical net loss per share for Staples.com is presented for periods subsequent to the approval of Tracking Stock Proposal since Staples.com stock was not previously part of the capital structure of the Company. Basic net loss per share for Staples.com Stock is computed by dividing (i) the loss of Staples.com multiplied by the "Outstanding Staples.com Fraction" by (ii) the weighted average number of shares of Staples.com Stock outstanding during the applicable period. The "Outstanding Staples.com Fraction" is a fraction, the numerator of which is the weighted average number of shares of Staples.com Stock outstanding and the denominator of which is the number of shares of Staples.com Stock that, if issued, would represent 100 percent of the equity of Staples.com. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive. Pro forma loss per share has been calculated to give the effect to the sale of 6,396,154 shares of Staples.com Stock in the private placements. In presenting this pro forma information, these transactions were assumed to have occurred on February 2, 1997. In addition, the pro forma information includes a benefit for income taxes on previously unbenefited losses of pooled S-Corporation.

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

    Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. The policy is that Staples.com generally remits its cash receipts to Staples RD, but is not obligated to do so, and Staples RD generally funds Staples.com's cash disbursements on a regular basis, but is not obligated to do so.

    In the combined financial statements of Staples RD and combined financial statements of Staples.com:

  •
  all equity transactions, and the proceeds thereof, were attributed to Staples RD;

  •
  whenever Staples.com held cash, that cash was transferred to Staples RD and accounted for as an inter-business revolving credit advance;

  •
  whenever Staples.com had a cash need, that cash need was funded by Staples RD and accounted for as an inter-business revolving credit advance; and

  •
  the inter-business revolving credit arrangement bears interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the fiscal years 1997, 1998 and 1999. The Board, at its sole discretion, may elect an alternative policy for this financing mechanism between Staples RD and Staples.com based upon the facts and circumstances.

    After the date on which shares of Staples.com Stock or options were first issued:

  •
  Staples attributes each future incurrence or issuance of external debt or preferred stock, and the proceeds thereof, to Staples RD, unless the Board determines otherwise. The Board may, but is not required to, attribute an incurrence or issuance of debt or preferred stock, and the proceeds thereof, to Staples.com to the extent that Staples incurs or issues the debt or preferred stock for the benefit of Staples.com.

  •
  Staples attributes each future issuance of Staples RD Stock, and the proceeds thereof, to Staples RD. Staples may attribute any future issuance of Staples.com Stock, and the proceeds thereof, to Staples RD in respect of its retained interest in Staples.com, in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent, or to Staples.com, in a manner analogous to a primary offering of common stock. Dividends on and repurchases of Staples RD Stock are charged against Staples RD, and dividends on and repurchases of Staples.com Stock are charged against Staples.com. In addition, at the time of any dividend on Staples.com Stock, Staples will credit to Staples RD, and charge against Staples.com, a corresponding amount in respect of Staples RD's retained interest in Staples.com.

  •
  Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. However, the Board determines, in its sole discretion, whether to provide any particular funds to either business and is not obligated to do so.

  •
  Staples accounts for all cash transfers from one business to or for the account of the other business (other than transfers in return for assets or services rendered or transfers in respect of Staples RD's retained interest that correspond to dividends paid on Staples.com Stock), as inter-business revolving credit advances unless:

    —
    the Board determines that a given transfer, or type of transfer, should be accounted for as a long-term loan;

    —
    the Board determines that a given transfer, or type of transfer, should be accounted for as a capital contribution increasing Staples RD's retained interest in Staples.com; or

    —
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

          There are no specific criteria to determine when Staples will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-business revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer, or the first of such type of transfer, based upon all relevant circumstances. Factors the Board would consider include:

    —
    the current and projected capital structure of each business;

    —
    the relative levels of internally generated funds of each business;

    —
    the financing needs and objectives of the recipient business;

    —
    the investment objectives of the transferring business;

    —
    the availability, cost and time associated with alternative financing sources; and

    —
    prevailing interest rates and general economic conditions.

  •
  Any cash transfer accounted for as an inter-business revolving credit advance bears interest at the rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Any cash transfer accounted for as a long-term loan has interest rate, amortization, maturity, redemption and other terms that generally reflect the then-prevailing terms on which the Board, in its sole discretion, determines Staples could borrow such funds.

  •
  Any cash transfer from Staples RD to Staples.com, or for Staples.com's account, accounted for as a capital contribution correspondingly increases Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com increases by the amount of such capital contribution divided by the market value of Staples.com Stock on the date of transfer.

  •
  Any cash transfer from Staples.com to Staples RD, or for Staples RD's account, accounted for as a return of capital correspondingly reduces Staples.com's divisional net worth and Staples RD's retained interest in Staples.com. As a result, the number of shares issuable with respect to Staples RD's retained interest in Staples.com decreases by the amount of such return of capital divided by the market value of Staples.com Stock on the date of transfer.

    As a result of the cash management policies in place between Staples RD and Staples.com, Staples.com is heavily dependent on Staples RD for its continued funding. Staples RD has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. Staples RD has also used its revolving credit facility to support various growth initiatives.

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

    Carrying Charge:  Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Additionally, Staples RD holds accounts receivable for Staples.com. Staples RD maintains inventory to support Staples.com's inventory needs and the processing of receivables for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial statements as part of operating and selling expenses and in Staples RD's financial statements as a credit to operating and selling expenses. This charge is calculated based on the amount of receivables and inventory that Staples RD is required to carry for Staples.com. In addition, inventory, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs. The Board may, in its sole discretion, change the carrying charge charged to Staples.com as it deems appropriate in light of the circumstances from time to time.

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

    During 1999, Staples.com completed, in aggregate, investments of approximately $24 million in DSL.net, HotOffice Technologies, Point.com and Register.com. DSL.net offers high-speed Internet access through digital subscriber line technology. HotOffice Technologies is an application services provider of intranet services for small businesses. Point.com is a provider of information on wireless communications products and services. Register.com is a provider of domain name registration services.

    In October 1999, DSL.net, an investment initially recorded at cost by Staples.com of approximately $6 million, completed an initial public offering of its common stock. At January 29, 2000, Staples.com owned approximately 834,000 shares of common stock, resulting in an unrealized gain of approximately $11 million. Staples.com accounts for its investment in DSL.net in accordance with FAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of DSL.net is recorded as a component of divisional net worth.

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

NOTE G  Divisional Net Worth

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

    Staples RD had an 88% and 100% retained interest in Staples.com, at January 29, 2000 and January 30, 1999, respectively. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements, and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional public or private financings. The specific terms of those financings, including the amount of Staples.com Stock issued, and the timing of the financings, will depend upon factors such as stock market conditions and the performance of Staples.com. The effect of those financings on the retained interest percentage and the outstanding interest percentage would depend upon the number of shares of Staples.com Stock sold and whether the Company elects to attribute the net proceeds of such financings to the equity of Staples.com or to Staples RD in respect of its retained interest. The book value associated with Staples RD's retained interest in Staples.com will be increased proportionately for net income (or decreased proportionately for net loss) of Staples.com.

    On March 7, 2000, the Board approved a recapitalization to be effected through a one-for-two reverse stock split of Staples.com Stock. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split, effective April 5, 2000.

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

Staples.com Stock:	January 29, 2000
Pro forma net loss	$(1,118)
Pro forma basic net loss per common share	$(0.16)
Pro forma diluted net loss per common share	$(0.16)

    Information with respect to options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at January 30, 1999	0	$0
Granted	12,637,069	3.25
Exercised	(7,229,939)	3.25
Canceled	(72,199)	3.25

Outstanding at January 29, 2000	5,334,931	$3.25

    The weighted-average fair values of options granted during the year ended January 29, 2000 was $0.66.

    The following table summarizes information concerning currently outstanding and exercisable options for Staples.com Stock:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25	5,334,931	9.78	$3.25	5,334,931	$3.25

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

NOTE K  Business Acquisitions

    On May 21, 1998, Staples acquired Quill Corporation and certain related entities, including the operations of Quill.com. The merger was structured as an exchange of shares in which the stockholders of Quill received approximately 26,000,000 shares of Staples RD Stock, at an exchange ratio established at a combination of fixed and variable prices, and cash paid to dissenting shareholder of approximately $48,000,000, which equates to a purchase price of approximately $690,000,000. The merger was accounted for as a pooling of interests and, accordingly, Staples.com's consolidated financial statements have been restated to include the operations of Quill.com for all periods prior to the merger. The statements of operations combine Staples.com's historical operating results for the fiscal year ended January 31, 1998 with the corresponding Quill.com operating results for the year ended December 31, 1997. Prior to the acquisition, Quill elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income of Quill.com was taxable to its shareholders who were responsible for the payment of taxes thereon. Quill will be included in Staples' U.S. federal income tax return subsequent to the date of the acquisition. Pro forma adjustments have been made to the restated statements of operations to reflect the income taxes that would have been provided had Quill.com's income been subject to income taxes.

NOTE L  Computation of Net Loss per Common Share

    The computation of historical net loss per share has been included for the periods subsequent to the approval of the Tracking Stock Proposal. The pro forma net loss per share has been calculated to give effect to the sale of Staples.com Stock in private placements and includes a benefit for income taxes on previously unbenefited losses of pooled S-Corporation. Historical and pro forma net loss per share has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000, effective April 5, 2000. (Amounts in thousands, except for per share data):

Historical Net Loss Per Share

13 weeks ended January 29, 2000
Numerator:
Net loss	$(730)
Denominator:
Weighted-average shares	8,054,089
Performance accelerated restricted stock	—

Denominator for basic net loss per common share—weighted-average shares	8,054,089
Effect of dilutive securities:
Incremental and windfall shares	—
Performance accelerated restricted stock	—
Dilutive potential common shares	—
Denominator for diluted net loss per common share—adjusted weighted-average shares and assumed conversions	8,054,089
Basic net loss per common share	$(0.09)

Diluted net loss per common share	$(0.09)

Pro forma Net Loss Per Share

	January 29, 2000	January 30, 1999	January 31, 1998
Numerator:
Historical net loss	$(16,358)	$(487)	$(300)
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income	—	12	120
Adjustment for Staples RD's pro forma retained interest	15,272	448	168

Pro forma net loss with S-Corporation conversion and adjustment for Staples RD's retained interest	(1,086)	(27)	(12)
Denominator:
Denominator for basic net loss per common share—weighted-average shares	7,117,554	6,396,154	6,396,154
Denominator for diluted net loss per common share—weighted-average shares	7,117,554	6,396,154	6,396,154
Pro forma basic net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.15)	$(0.00)	$(0.00)

Pro forma diluted net loss per common share with S-Corporation conversion and adjustment for Staples RD's retained interest in Staples.com	$(0.15)	$(0.00)	$(0.00)

NOTE M  Quarterly Summary (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year Ended January 29, 2000
Sales	$11,692	$15,610	$23,979	$43,068
Gross Profit	2,670	3,635	5,505	8,745
Historical net loss	(2,069)	(1,637)	(2,844)	(9,808)
Historical net loss attributed to Staples.com Stock				(730)
Pro forma net loss attributed to Staples.com Stock(2)	(124)	(98)	(171)	(833)
Basic net loss per common share
Historical net loss per common share(1)(4)				$(0.09)
Pro forma net loss per common share(2)(4)	$(0.02)	$(0.02)	$(0.02)	$(0.09)
Diluted net loss per common share
Historical net loss per common share(1)(4)				$(0.09)
Pro forma net loss per common share(2)(4)	$(0.02)	$(0.02)	$(0.02)	$(0.09)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year Ended January 30, 1999
Sales	$2,244		$2,815	$4,046	$7,781
Gross Profit	569		783	1,077	1,736
Historical net loss	(53)		(50)	(99)	(285)
Pro forma net loss attributed to Staples.com Stock(2)	(2	)(3)	(3)	(6)	(17)
Basic net loss per common share
Pro forma net loss per common share(2)(4)	$—		$—	$—	$—
Diluted net loss per common share
Pro forma net loss per common share(2)(4)	$—		$—	$—	$—

(1)
Historical net loss per share is omitted for the 1st, 2nd, and 3rd quarters of fiscal year ending January 29, 2000 and for the entire year ending January 30, 1999 as Staples.com Stock was not created until the quarter ended January 29, 2000 as a result of the approval of the Tracking Stock Proposal which changed Staples capital structure by creating Staples.com Stock and reclassifying Staples common stock as Staples RD Stock.
(2)
Pro forma information is calculated to give effect to the sale of 6,396,154 shares of Staples.com Stock in private placements. In presenting this pro forma information, these transactions were assumed to have occurred on February 2, 1997.
(3)
Pro forma net loss includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.
(4)
Net loss per share has been restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective April 5, 2000.

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

    On March 3, 2000, Register.com, an investment recorded at cost by Staples.com of approximately $8,000,000 at January 29, 2000, completed an initial public offering of its common stock. The closing stock price of Register.com on that date was $57.25 per share. At the date of the initial public offering, Staples.com owned approximately 2,160,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $215,000,000. Staples.com accounts for its investment in Register.com in accordance with SFAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of Register.com would be recorded as a component of divisional net worth.

    On March 7, 2000, the Board approved a recapitalization to be effected through a one-for-two reverse stock split of Staples.com Stock, effective April 5, 2000. The financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 have been retroactively restated to give the effect of the reverse stock split.

EXHIBIT INDEX

Exhibit			Description of Exhibit
3.1	(2)	—	Restated Certificate of Incorporation of the Company
3.2	(1)	—	Certificate of Amendment to Certificate of Incorporation of the Company
3.3	(8)	—	Amended and Restated By-laws of the Company
4.1*		—	Rights Agreement, dated as of October 25, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C.
4.2	(7)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.3	(3)	—	Indenture, dated as of November 15, 1999, for the $150,000,000 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank
10.1*		—	Amended and Restated 1990 Director Stock Option Plan
10.2*		—	Amended and Restated 1992 Equity Incentive Plan
10.3	(5)	—	1997 United Kingdom Company Share Option Scheme
10.4	(5)	—	Executive Officer Incentive Plan
10.5	(6)	—	Revolving Credit Agreement, dated as of November 13, 1997, between the Company and BancBoston, N.A. and the banks named therein
10.6*		—	Form of Agreement Not to Compete signed by executive officers of the Company
10.7	(10)	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.8	(9)	—	Form of Severance Benefits Agreement signed by executive officers of the Company
10.9	(4)	—	First Supplemental Indenture (Senior Debt Securities), dated as of August 12, 1997, between Staples, Inc., Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Marine Midland Bank.
10.10*		—	Staples.com Common Stock Purchase Agreement, dated as of December 7, 1999
10.11*		—	Staples.com Common Stock Purchase Agreement, dated as of November 9, 1999
10.12*		—	Line of Credit and Guaranty Agreement, dated December 6, 1999, between Staples and Boston Safe Deposit & Trust Company
10.13*		—	Line of Credit and Guaranty Agreement, dated January 25, 2000, between Staples and Boston Safe Deposit & Trust Company
12.1*		—	Computation of Ratio of Earnings to Fixed Charges
21.1*		—	Subsidiaries of the Company
23.1		—	Consent of Ernst & Young, LLP, Independent Auditors
23.2		—	Consent of Independent Auditor Kupferberg, Goldberg & Neimark, LLC
27.1		—	Financial Data Schedule for Fiscal Year 1999
99.1		—	Independent Auditors' Report of Kupferberg, Goldberg & Neimark, LLC

*
Previously filed with the Commission on March 10, 2000 as an exhibit to the Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

(1)
Incorporated by reference from the Proxy Statement filed on October 12, 1999.

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