Form 10-Q
period 2000-04-29
STAPLES INC
filed 2000-06-13
CIK 791519

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 29, 2000

Commission File Number:      0-17586

STAPLES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2896127 (I.R.S. Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA 01702
(Address of principal executive office and zip code)

508-253-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No

The registrant had 457,011,575 shares of Staples Retail and Delivery Common Stock and 14,083,946 shares of Staples.com Common Stock, both par value $.0006, outstanding as of June 9, 2000.

FORM 10-Q
STAPLES, INC.
April 29, 2000
TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29-30
Part II—Other Information	31
Signature	32

ITEM 1.

    STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	April 29, 2000 (Unaudited)	January 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$651	$110,483
Short-term investments	1,047	1,071
Merchandise inventories	1,547,780	1,607,516
Receivables, net	438,383	360,901
Deferred Income Taxes	40,095	39,730
Prepaid expenses and other current assets	84,912	73,750

Total current assets	2,112,868	2,193,451
Property and Equipment:
Land and buildings	336,445	328,994
Leasehold improvements	463,060	442,119
Equipment	581,078	547,309
Furniture and fixtures	311,888	286,260

Total property and equipment	1,692,471	1,604,682
Less accumulated depreciation and amortization	560,873	509,920

Net property and equipment	1,131,598	1,094,762
Other Assets:
Lease acquisition costs, net of amortization	67,000	68,832
Investments	244,469	34,755
Goodwill, net of amortization	389,406	387,595
Deferred income taxes	—	34,912
Other	35,383	31,769

Total other assets	736,258	557,863

	$3,980,724	$3,846,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$842,113	$897,523
Accrued expenses and other current liabilities	528,562	545,162
Debt maturing within one year	27,498	12,219

Total current liabilities	1,398,173	1,454,904
Long-Term Debt	543,781	500,903
Deferred Income Taxes	29,223	—
Other Long-Term Obligations	64,063	61,456
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; 472,312,364 shares issued and outstanding at April 29, 2000 and 470,752,253 at January 29, 2000	283	282
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; 14,028,672 shares issued and outstanding at April 29, 2000 and 13,626,093 at January 29, 2000	8	8
Additional paid-in capital	1,213,611	1,196,512
Cumulative foreign currency translation adjustments	(5,164)	(4,473)
Unrealized gain on investments	100,718	6,651
Retained earnings	992,476	948,309
Less: treasury stock at cost, 15,571,243 shares at April 29, 2000 and 13,668,743 shares at January 29, 2000	(356,448)	(318,476)

Total stockholders' equity	1,945,484	1,828,813

	$3,980,724	$3,846,076

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	(Unaudited) 13 Weeks Ended
	April 29, 2000	May 1, 1999
Sales	$2,555,786	$2,072,066
Cost of goods sold and occupancy costs	1,946,139	1,577,313

Gross profit	609,647	494,753
Operating and other expenses:
Operating and selling	419,357	315,729
Pre-opening	7,983	4,508
General and administrative	104,987	88,331
Amortization of goodwill	3,572	2,287
Store closure credit	(7,250)	—
Interest and other expense, net	6,139	1,416

Total operating and other expenses	534,788	412,271

Income before income taxes	74,859	82,482
Income tax expense	30,692	32,168

Net income	$44,167	$50,314

Net income (loss) attributed to:
Staples, Inc. Stock	$—	$50,314
Staples RD Stock	47,009	—
Staples.com Stock	(2,842)	—

	$44,167	$50,314

Basic earnings per common share
Net income per common share—Staples, Inc. Stock		$0.11

Net income per common share—Staples RD Stock	$0.10

Net loss per common share—Staples.com Stock	$(0.21)

Diluted earnings per common share
Net income per common share—Staples, Inc. Stock		$0.11

Net income per common share—Staples RD Stock	$0.10

Net loss per common share—Staples.com Stock	$(0.21)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	(Unaudited) 13 Weeks Ended
	April 29, 2000	May 1, 1999
Operating Activities:
Net income	$44,167	$50,314
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	50,677	34,456
Store closure credit	(7,250)	—
Expense from 401K and PARS stock contribution	3,192	4,625
Deferred income tax benefit	(1,497)	(2,800)
Change in assets and liabilities, net of companies acquired using purchase accounting:
Decrease in merchandise inventories	62,345	47,238
Increase in receivables	(78,056)	(100,995)
(Increase)/Decrease in prepaid expenses and other assets	(20,596)	11,278
Decrease in accounts payable, accrued expenses and other current liabilities	(65,836)	(41,760)
Increase in other long-term obligations	1,749	526

	(55,272)	(47,432)

Net cash (used in)/provided by operating activities	(11,105)	2,882
Investing Activities:
Acquisition of property and equipment	(81,069)	(59,967)
Acquisition of businesses, net of cash acquired	—	(137,625)
Proceeds from sales and maturities of short-term investments	34	10,572
Purchase of short-term investments	—	(16,651)
Purchase of long-term investments	(49,917)	—
Other	(11,374)	2,553

Net cash used in investing activities	(142,326)	(201,118)
Financing Activities:
Proceeds from sale of capital stock	8,926	9,973
Proceeds from borrowings	584,278	13,150
Payments on borrowings	(514,137)	(11,914)
Purchase of treasury stock	(37,972)	(19,779)

Net cash provided by/(used in) financing activities	41,095	(8,570)
Effect of exchange rate changes on cash	2,504	483
Net decrease in cash and cash equivalents	(109,832)	(206,323)
Cash and cash equivalents at beginning of period	110,483	357,993

Cash and cash equivalents at end of period	$651	$151,670

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended January 29, 2000.

    On November 9, 1999, the stockholders of Staples approved a proposal ("the Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to track the performance of Staples RD, which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. Despite the Company's intentions, the market value of Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for a public offering of Staples.com Stock.

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. At April 29, 2000 and May 1, 1999, Staples RD had a retained interest in Staples.com of 88% and 100%, respectively. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results as presented in Note G of the Consolidated Financial Statements reflect the effect of the application of certain cash management and allocation polices adopted by the Board of Directors of Staples (the "Board").

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B Comprehensive Income

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During the thirteen weeks ended April 29, 2000, total comprehensive income amounted to approximately $137,543,000 compared to $53,467,000 for the thirteen weeks ended May 1, 1999.

Note C Investments

    Staples' investments are classified as available for sale and consist of securities purchased in Internet-related companies. Investments that qualify as marketable equity securities are carried at fair value using quoted market prices and all other investments have been accounted for on a cost basis as each investment represents an interest of no greater than fifteen percent of the outstanding stock of that company. Unrealized gains and losses are reported as a separate component of stockholders' equity.

    In February 2000, Staples completed an investment in Paperexhange.com of approximately $5,000,000 representing an ownership percentage at April 29, 2000 of approximately 1%. Paperexchange.com operates a global e-commerce marketplace for the pulp and paper industry. In February 2000, Staples also completed an investment in BizBuyer.com of approximately $19,000,000, representing an ownership percentage at April 29, 2000 of approximately 12%. BizBuyer.com is a business-to-business marketplace where buyers and sellers connect to buy and sell products and services.

    In March 2000, Register.com, an investment initially recorded at cost by Staples of approximately $33,000,000, completed an initial public offering of its common stock. At April 29, 2000, Staples owned approximately 2,312,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $169,000,000. At April 29, 2000, Staples had an ownership percentage of approximately 7.4%. Register.com is a provider of domain name registration services.

    The following is a summary of equity investments as of April 29, 2000 and January 29, 2000 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
April 29, 2000	$73,697	$170,772	$244,469

January 29, 2000	$23,780	$10,975	$34,755

Note D Business Acquisitions

    During fiscal years 1999 and 1998, Staples made three acquisitions: Quill Corporation on May 21, 1998, Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, on February 26, 1999 and the European Office Supply Companies, which include Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999. At the time of each acquisition the Company recorded a liability for restructuring, merger-related and integration costs.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The activity impacting these liabilities during the thirteen weeks ended April 29, 2000 is summarized in the table below (in thousands):

	Balance at January 29, 2000	Charges utilized	Balance at April 29, 2000
Quill Merger Related Integration
Transaction Costs	$208	$(208)	$—
Contract and Lease Termination	12,985	(1,826)	11,159
Other	469	(30)	439

	$13,662	$(2,064)	$11,598

European Office Supply Purchase Price Adjustment
Transaction Costs	$514	$(514)	$—
Incremental Employee	7,165	(823)	6,342
Contract and Lease Termination	6,948	(323)	6,625
Other	5,295	(1,568)	3,727

	$19,922	$(3,228)	$16,694

Claricom Purchase Price Adjustment
Incremental Employee	$3,770	$(1,340)	$2,430
Other	16	—	16

	$3,786	$(1,340)	$2,446

Note E Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49,706,000. At April 29, 2000, the Company had executed lease agreements for a substantial majority of the stores identified in 1998. During the thirteen weeks ended April 29, 2000, the Company reversed the portion of the store closure charge related to locations that the Company has either not yet reached an agreement to close or is no longer committed to closing due to changes in market conditions. The following table is a rollforward of the store closure charges utilized and reversed during the thirteen weeks ended April 29, 2000 (in thousands):

	Balance at January 29, 2000	Charges utilized	Charges reversed	Balance at April 29, 2000
Lease Terminations	$29,322	$(388)	$(6,284)	$22,650
Legal and Settlement Costs	4,788	(56)	(966)	3,766

	$34,110	$(444)	$(7,250)	$26,416

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note F Segment Reporting

    Staples has four reportable segments: North America Retail, Contract and Commercial, European Operations and Staples.com. Staples' North America Retail segment consists of the US and Canadian operating units that operate office supply stores. The Contact and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, each of which sells office products, supplies and services directly to businesses throughout the US and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com and its Canadian e-commerce business. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

    Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on Staples' investment portfolio and interest expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost, therefore, there is no intercompany profit or loss recognized on these transactions.

    Staples' reportable segments are business units that distribute office products and supplies in different manners. The reportable segments are each managed separately because they distribute products to different classes of customers with different distribution methods. The European Operations are considered a separate operating segment because of the significant difference in the operating environment from the North America operations.

    The following is a summary of significant accounts and balances by reportable segment for the thirteen weeks ended April 29, 2000 and May 1, 1999 (in thousands):

    Thirteen weeks ended April 29, 2000:

	N. America Retail(2)	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$1,683,051	$618,163	$75,363	$179,209	$—	$2,555,786
Depreciation and amortization	$34,186	$9,674	$2,418	$4,399	$—	$50,677
Income/(loss) before
income taxes	$125,127	$53,377	$(39,721)	$(7,401)	$(56,523)	$74,859
Capital expenditures	$58,164	$55,098	$4,346	$13,378	$—	$130,986
Assets	$3,339,750	$723,702	$256,175	$570,655	$—	$4,890,282

    Thirteen weeks ended May 1, 1999:

	N. America Retail	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$1,407,821	$564,434	$11,692	$88,119	$—	$2,072,066
Depreciation and amortization	$26,117	$6,178	$82	$2,079	$—	$34,456
Income/(loss) before income taxes	$106,749	$38,815	$(3,391)	$(5,926)	$(53,765)	$82,482
Capital expenditures	$54,435	$140,287	$104	$2,766	$—	$197,592
Assets, at January 29, 2000	$3,415,413	$652,494	$72,421	$583,096	$—	$4,723,424

(1)
All other is composed of corporate general and administrative expenses.
(2)
Income/(Loss) before income taxes includes a $7,250,000 store closure credit.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    Asset Reconciliation:

	April 29, 2000	January 29, 2000
Total assets for reportable segments	$4,890,282	$4,723,424
Elimination of intercompany receivables	(156,439)	(124,229)
Elimination of intercompany investments	(753,119)	(753,119)

Total consolidated assets	$3,980,724	$3,846,076

    Geographic Information:

    Thirteen weeks ended April 29, 2000:

	Sales	Long-Lived Assets
North America	$2,376,577	$1,737,548
Europe	179,209	94,925

Consolidated Total	$2,555,786	$1,832,473

    Thirteen weeks ended May 1, 1999:

	Sales	Long-Lived Assets At January 29, 2000
North America	$1,983,947	$1,497,909
Europe	88,119	88,035

Consolidated Total	$2,072,066	$1,585,944

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G Consolidating Information

    Below is the consolidating financial information of Staples RD and Staples.com. The financial information reflects the businesses of Staples RD and Staples.com, including the allocation of all the Company's assets, liabilities, revenues, and expenses between the two businesses in accordance with the Company's cash management and allocation policies adopted by the Board. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

    The allocation policies reflected in the following consolidating financial information are as follows:

1.
Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers from one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com.

2.
Revenue and Expenses:  Staples RD and Staples.com's sales and cost of sales are specifically identified based on the origination of the customer's ordering channel, and distribution and delivery costs are determined based on orders shipped by business unit. In general, marketing and advertising, call center, and general and administrative expenses are specific by nature and are directly incurred by the business units. A small number of shared costs are not directly attributable to a business unit and are allocated on an activity based cost method as described in item 3 below. Site development costs are specifically identifiable by business unit.

3.
Shared Services and Support Activities:  The cost of services shared by Staples RD and Staples.com, including general and administrative expenses, has been allocated between Staples RD and Staples.com based upon the use of such services and the good faith judgement of the Board or Staples' management. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of shared services, including support activities between Staples RD or Staples.com. Such allocated shared services represent, among other things, financial and accounting services, information system services, certain selling and marketing activities, certain merchandising and replenishment services, transportation and warehouse management services, certain customer service activities, executive management, human resources, legal and corporate planning activities. For example, for printed advertisements and commercials that include both Staples RD and Staples.com, Staples.com reimburses Staples RD for the amount of space or air time devoted to Staples.com, plus a proportionate part of the total cost of the rest of the advertisements or commercials based on varying metrics, such as the relative sales of Staples RD and Staples.com.

4.
Taxes:  Federal income taxes, which are determined on a consolidated basis, are allocated between Staples RD and Staples.com, and reflected in their respective financial information, in accordance with Staples' tax allocation policy. In general, this policy provides that the consolidated tax provision, deferred tax accounts and related tax payments or refunds are allocated between Staples RD and Staples.com based principally upon the financial income, taxable income, credits and other amounts directly related to their respective businesses. Tax benefits that cannot be used by the business generating such attributes, but can be utilized on a consolidated basis, are allocated to the business that generated such benefits. As a result, the allocated business amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if Staples RD

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

and Staples.com had filed separate tax returns. State income taxes generally are computed on a separate business basis.

5.
Carrying Charge:  Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Additionally, Staples RD holds accounts receivable for Staples.com and Staples RD maintains inventory to support Staples.com's inventory needs. Staples RD charges Staples.com a carrying charge for use of its capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial information as part of interest and other expense and in Staples RD's financial information as a credit to interest and other expense. This charge is calculated based on the amount of receivables and inventory that Staples RD is required to carry for Staples.com. In addition, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs. The Board may, in its sole discretion, change the carrying charge charged to Staples.com as it deems appropriate in light of the circumstances from time to time.

6.
Employee Benefits:  Staples RD and Staples.com participate in the following Staples' employee benefit plans: an Employee Stock Purchase Plan, an Employee 401(k) Savings Plan, a Supplemental Executive Retirement Plan and a contributory Medical and Dental Plan. The costs of these plans are allocated based on the benefits received under the plans by the employees comprising Staples RD and Staples.com or such other basis as Staples' management believes to be an equitable and reasonable estimate of such costs.

7.
Funds Allocated:  Through the quarter ending October 30, 1999, permanently allocated funds to Staples.com of $32,878,000 were made to cover fixed asset and investment purchases through this time as well as operating cash flow losses through January 30, 1999. All transactions since such time have been treated as temporarily allocated funds. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for fiscal 1999 and the first quarter of fiscal 2000.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
April 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,111,213	$1,655	$—	$2,112,868
Net funds allocated to Staples.com—temporary	100,208	—	(100,208)	—
Property and equipment, net	1,116,492	15,106	—	1,131,598
Investments	5,055	239,414	—	244,469
Funds allocated to Staples.com—permanent	32,878	—	(32,878)	—
Other assets	491,789	—	—	491,789

Total assets	$3,857,635	$256,175	$(133,086)	$3,980,724

Current liabilities	$1,380,417	$17,756	$—	$1,398,173
Net funds allocated from Staples RD—temporary	—	100,208	(100,208)	—
Long-term debt	543,781	—	—	543,781
Other long-term liabilities	93,286	—	—	93,286
Staples RD Stock	283	—	—	283
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,168,258	45,353	—	1,213,611
Funds allocated from Staples RD—permanent	—	32,878	(32,878)	—
Cumulative foreign currency translation adjustments	(5,167)	3	—	(5,164)
Unrealized gain/(loss) on investments	(38)	100,756	—	100,718
Retained earnings/(Accumulated deficit)	1,033,263	(40,787)	—	992,476
Treasury stock at cost	(356,448)	—	—	(356,448)

Total liabilities and stockholders'	$3,857,635	$256,175	$(133,086)	$3,980,724

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,191,873	$1,578	$—	$2,193,451
Net funds allocated to
Staples RD—temporary	—	23,660	(23,660)	—
Property and equipment, net	1,082,334	12,428	—	1,094,762
Investments	—	34,755	—	34,755
Funds allocated to
Staples.com—permanent	32,878	—	(32,878)	—
Other assets	523,108	—	—	523,108

Total assets	$3,830,193	$74,421	$(56,538)	$3,846,076

Current liabilities	$1,447,438	$7,466	$—	$1,454,904
Net funds allocated from Staples.com—temporary	23,660	—	(23,660)	—
Long-term debt	500,903	—	—	500,903
Other long-term liabilities	61,456	—	—	61,456
Staples RD Stock	282	—	—	282
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,153,784	42,728	—	1,196,512
Funds allocated from Staples RD—permanent	—	32,878	(32,878)	—
Cumulative foreign currency translation adjustments	(4,473)	—	—	(4,473)
Unrealized gain/(loss) on investments	(44)	6,695	—	6,651
Retained earnings/(Accumulated deficit)	965,663	(17,354)	—	948,309
Treasury stock at cost	(318,476)	—	—	(318,476)

Total liabilities and stockholders' equity	$3,830,193	$74,421	$(56,538)	$3,846,076

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,480,423	$75,363	$—	$2,555,786
Cost of goods sold and occupancy costs	1,885,532	60,607	—	1,946,139

Gross profit	594,891	14,756	—	609,647
Operating and other expenses:
Operating and selling	378,910	32,794	7,653	419,357
Pre-opening	7,983	—		7,983
Site development	—	7,653	(7,653)	—
General and administrative	91,496	13,491	—	104,987
Amortization of goodwill	3,572	—	—	3,572
Store closure charge	(7,250)	—	—	(7,250)
Interest and other expense, net	5,600	539	—	6,139

Total operating and other expenses	480,311	54,477	—	534,788

Income/(Loss) before income taxes	114,580	(39,721)	—	74,859
Income tax expense/(benefit)	46,978	(16,286)	—	30,692

Net income/(loss)	$67,602	$(23,435)	$—	$44,167

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended May 1, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,060,374	$11,692	$—	$2,072,066
Cost of goods sold and occupancy costs	1,568,291	9,022	—	1,577,313

Gross profit	492,083	2,670	—	494,753
Operating and other expenses:
Operating and selling	311,635	3,576	518	315,729
Pre-opening	4,508	—	—	4,508
Site development	—	518	(518)	—
General and administrative	86,486	1,845	—	88,331
Amortization of goodwill	2,287	—	—	2,287
Interest and other expense, net	1,294	122	—	1,416

Total operating and other expenses	406,210	6,061	—	412,271

Income/(Loss) before income taxes	85,873	(3,391)	—	82,482
Income tax expense/(benefit)	33,490	(1,322)	—	32,168

Net income/(loss)	$52,383	$(2,069)	$—	$50,314

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note H Guarantor Subsidiaries

    The 7.125% senior notes due August 15, 2007, the Euro Notes due November 15, 2004 and the obligations under the $350,000,000 revolving credit facility effective through November, 2002 with a syndicate of banks are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen weeks ended April 29, 2000 and May 1, 1999. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

    Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$(52,114)	$26,407	$27,405	$—	$1,698
Merchandise inventories	(1,456)	1,186,006	363,230	—	1,547,780
Other current assets and Intercompany	499,471	538,449	596,806	(1,071,336)	563,390

Total current assets	445,901	1,750,862	987,441	(1,071,336)	2,112,868
Net property, equipment and other assets	713,743	857,099	1,050,134	(753,120)	1,867,856

Total assets	$1,159,644	$2,607,961	$2,037,575	$(1,824,456)	$3,980,724

Total current liabilities	$(72,628)	$731,821	$318,061	$420,919	$1,398,173
Total long-term liabilities	381,846	240,308	14,913	—	637,067
Total stockholders' equity	850,426	1,635,832	1,704,601	(2,245,375)	1,945,484

Total liabilities and stockholders' equity	$1,159,644	$2,607,961	$2,037,575	$(1,824,456)	$3,980,724

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$23,577	$24,677	$63,300	$—	$111,554
Merchandise inventories	(925)	1,239,768	368,673	—	1,607,516
Other current assets and Intercompany	661,540	453,174	553,570	(1,193,903)	474,381

Total current assets	684,192	1,717,619	985,543	(1,193,903)	2,193,451
Net property, equipment and other assets	513,143	835,971	1,056,632	(753,121)	1,652,625

Total assets	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

Total current liabilities	$66,199	$762,233	$347,062	$279,410	$1,454,904
Total long-term liabilities	300,908	238,961	22,490	-.	562,359
Total stockholders' equity	830,228	1,552,396	1,672,623	(2,226,434)	1,828,813

Total liabilities and stockholders' equity	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,870,973	$684,813	$2,555,786
Cost of goods sold and occupancy costs	196	1,426,388	519,555	1,946,139

Gross profit	(196)	444,585	165,258	609,647
Operating and other expenses	18,279	391,439	125,070	534,788

Income/(loss) before income taxes	(18,475)	53,146	40,188	74,859
Provision/(Benefit) for income taxes	—	17,926	12,766	30,692

Net income/(loss)	$(18,475)	$35,220	$27,422	$44,167

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the thirteen weeks ended May 1, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$1,569,642	$502,424	$2,072,066
Cost of goods sold and occupancy costs	172	1,200,081	377,060	1,577,313

Gross profit	(172)	369,561	125,364	494,753
Operating and other expenses	8,510	309,764	93,997	412,271

Income/(loss) before income taxes	(8,682)	59,797	31,367	82,482
Provision/(Benefit) for income taxes	(2,795)	25,839	9,124	32,168

Net income/(loss)	$(5,887)	$33,958	$22,243	$50,314

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by/(used in) operating activities	$(11,158)	$9,690	$(9,637)	$(11,105)
Investing Activities:
Acquisition of property, equipment and lease rights	(11,901)	(52,138)	(17,030)	(81,069)
Other	(59,416)	—	(1,841)	(61,257)

Cash used in investing activities	(71,317)	(52,138)	(18,871)	(142,326)
Financing Activities:
Payments on borrowings	(503,326)	—	(10,811)	(514,137)
Other	510,108	44,178	946	555,232

Cash provided by/(used in) financing activities	6,782	44,178	(9,865)	41,095
Effect of exchange rate changes on cash	—	—	2,504	2,504

Net (decrease)/increase in cash	(75,693)	1,730	(35,869)	(109,832)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(52,116)	$26,407	$26,360	$651

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the thirteen weeks ended May 1, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(209,205)	$55,832	$156,255	$2,882
Investing Activities:
Acquisition of property, equipment and lease rights	(8,128)	(37,487)	(14,352)	(59,967)
Other	39,427	(23,002)	(157,576)	(141,151)

Cash (used in)/provided by investing activities	31,299	(60,489)	(171,928)	(201,118)
Financing Activities:
Payments on borrowings	(11,914)	—	—	(11,914)
Other	55,346	—	(52,002)	3,344

Cash provided by/(used) in financing activities	43,432	—	(52,002)	(8,570)
Effect of exchange rate changes on cash	—	—	483	483

Net decrease in cash	(134,474)	(4,657)	(67,192)	(206,323)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$84,952	$11,691	$55,027	$151,670

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note I Computation of Earnings Per Common Share

    Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share includes such effects. Subsequent to the approval of the Tracking Stock Proposal on November 9, 1999, the Company has calculated earnings per share under the two class method. Accordingly, earnings per share has been presented for Staples, Inc. common stock for the thirteen weeks ended May 1, 1999 and Staples RD Stock and Staples.com Stock for the thirteen weeks ended April 29, 2000. Also, historical net loss per share for Staples.com Stock has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective April 5, 2000. The computation of earnings/(loss) per common share for the thirteen weeks ended April 29, 2000 and May 1, 1999 is as follows (in thousands except per share data):

			13 Weeks Ended May 1, 1999 Staples, Inc.
	13 Weeks Ended April 29, 2000
	Staples RD	Staples.com
Numerator:
Net income/(loss) before adjustment for equity loss	$67,602	$(23,435)	$50,314
Adjustment for Staples.com losses attributed to Staples RD Stock	(20,593)	20,593	—

Net income/(loss) attributed to each class of stock	47,009	(2,842)	50,314
Denominator:
Weighted-average shares—Basic	456,427	13,801	462,832
Weighted-average shares—Diluted	465,190	13,801	476,801
Basic earnings/(loss) per common share	$0.10	$(0.21)	$0.11

Diluted earnings/(loss) per common share	$0.10	$(0.21)	$0.11

Note J Subsequent Events

    On May 3, 2000, Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries, and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points and are due on November 26, 2001.

ITEM 2.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations

    On November 9, 1999, the stockholders of Staples approved a proposal ("the Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to track the performance of Staples RD, which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. Despite the Company's intentions, the market value of Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for a public offering of Staples.com Stock.

    The change in the capital structure of the Company as a result of the approval of the Tracking Stock Proposal did not result in the distribution or spin-off to stockholders of any of the Company's assets and liabilities and will not affect ownership of its assets or responsibility for its liabilities or those of its subsidiaries. Holders of Staples RD Stock and Staples.com Stock are common stockholders of the Company and as such will be subject to the risks associated with an investment in Staples and all of its businesses, assets and liabilities. The assets the Company attributes to one business are subject to the liabilities of the other business, even if such liabilities arise from lawsuits, contracts or indebtedness attributed to the other business. If the Company is unable to satisfy one business' liabilities out of the assets attributed to it, the Company may be required to satisfy those liabilities with the assets the Company has attributed to the other business. Further, holders of Staples RD Stock and Staples.com Stock will not have any legal rights related to specific assets of either business and in any liquidation will receive a fixed share of the net assets of the Company, which may not reflect the actual trading prices, if any, of the respective businesses at such time.

    Financial effects from one business that affect the Company's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other business and the market price of the stock relating to the other business. In addition, net losses of either business and dividends and distributions on, or repurchases of, either class of common stock or repurchases of common stock at a price per share greater than par value will reduce the funds the Company can pay on each class of common stock under Delaware Law.

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a retained interest in Staples.com of 88% for the thirteen weeks ended April 29, 2000 and 100% for the thirteen weeks ended May 1, 1999. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

    Staples RD's and Staples.com's separate operating results, as presented in Note G of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation polices adopted by the Board. While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

to estimate, the levels of expenses that would have resulted had Staples RD and Staples.com been operating as independent companies. Staples.com has relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's financial position is not necessarily indicative of the financial position that would have resulted had Staples.com been operating as an independent company. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties. Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

Results of Operations

  Sales

	13 Weeks Ended April 29, 2000	13 Weeks Ended May 1, 1999	Increase %
	(Amounts in thousands)
North America Retail	$1,683,051	$1,407,821	20%
Contract and Commercial	618,163	564,434	10%
European Operations	179,209	88,119	103%

Total Staples RD	2,480,423	2,060,374	20%
Total Staples.com	75,363	11,692	545%

Total Staples	$2,555,786	$2,072,066	23%

    Worldwide comparable store and delivery hub sales were 10% for the thirteen weeks ended April 29, 2000. Non-comparable store sales represented 51% of the total increase in sales for the first quarter. Staples had 1,194 open stores as of April 29, 2000 compared to 960 stores as of May 1, 1999 and 1,129 stores as of January 29, 2000. This includes 69 stores opened and four stores closed during the thirteen weeks ended April 29, 2000.

    Staples RD: Comparable store sales increased 7% for the quarter. Staples RD had 1,051 North America and 143 European open stores as of April 29, 2000 compared to 884 North America and 76 European open stores as of May 1, 1999. The Company increased its North America store base by 60 stores and its European store base by 5 stores during the quarter ended April 29, 2000. The Company's European Operations' results in the first quarter of fiscal 2000 also include the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999. In addition, the revenues for European Operations reflect a full quarter of sales for Quill in the United Kingdom which was rolled-out in March 1999. Sales for Contract and Commercial increased 10% for the first quarter. The increase reflects 15% revenue growth in Staples Direct driven by an increase in targeted customer marketing. Contract sales grew 7% for the first quarter as the Company added additional new customers to its base, which more than off-set lost customers. The increase in Contract sales for the first quarter of fiscal 2000 also reflects the acquisition of Staples Communications in February 1999.

    Staples.com: Sales increased 545% during the first quarter due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 143,500 repeat customers during the first quarter, and these repeat customers accounted for over 57% of the total sales.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

    Gross Profit.  Gross profit as a percentage of sales was 23.9% for both the thirteen weeks ended April 29, 2000 and the thirteen weeks ended May 1, 1999. This gross profit rate was maintained through lower product costs from vendors, increased buying efficiencies and the continued leveraging of fixed distribution center and delivery costs over a larger sales base offset by increased price reductions.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales in the thirteen weeks ended April 29, 2000 to 16.4% as compared to 15.2% for the thirteen weeks ended May 1, 1999. The increase was primarily due to increased costs of investing in the operations and marketing of Staples.com. The increase also reflects the continued negative impact of wage inflation and the upgrading of store management as the Company transitions into selling more services. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

    Pre-opening Expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $116,000 per store for the thirteen weeks ended April 29, 2000 and $96,000 per store for the thirteen weeks ended May 1, 1999.

    General and Administrative Expenses.  General and administrative expenses as a percentage of sales were 4.1% for the thirteen weeks ended April 29, 2000, as compared to 4.3% for the thirteen weeks ended May 1, 1999. The decrease was primarily due to Year 2000 related expenses incurred in the prior year as well as the decrease in other information systems costs. This decrease also reflects Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business. These decreases were partially offset by the growth of Staples.com which currently has higher general and administrative expenses as a percentage of sales.

    Store Closure Credit.  During the thirteen weeks ended April 29, 2000, management decided not to close several stores that were included in the original store closure plan. Accordingly, the Company has reversed a portion of the charge in the amount of $7,250,000, representing eighteen stores that the Company is no longer committed to closing due to changes in market conditions, although the Company may continue to negotiate on these sites.

    Amortization of Goodwill.  Amortization of goodwill for the thirteen weeks ended April 29, 2000 was $3,572,000, as compared to $2,287,000 for the same period in the prior year. The increase in amortization is due to the additional goodwill created from the acquisitions of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999.

    Interest and Other Expense, Net.  Net interest and other expense for the thirteen weeks ended April 29, 2000 was $6,139,000, as compared to $1,416,000 for the thirteen weeks ended May 1, 1999. The interest expense relates primarily to existing borrowings. The increase in the net interest expense during the thirteen weeks ended April 29, 2000 was primarily due to increased borrowings from Staples' revolving credit facility.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 41% for the thirteen weeks ended April 29, 2000 and 39% for the thirteen weeks ended May 1, 1999. The increase in Staples' effective tax rate is due primarily to a one-time charge associated with the legal restructuring of the European Operations.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the thirteen weeks ended April 29, 2000 and May 1, 1999, Staples also utilized its revolving credit facility to support its various growth initiatives.

    Staples opened 69 stores during the thirteen weeks ended April 29, 2000 and 47 stores during the thirteen weeks ended May 1, 1999. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. As Staples expands its contract and direct mail businesses worldwide, Staples anticipates that its accounts receivable portfolio will grow. Receivables from its vendors under rebate, cooperative advertising and marketing programs are a significant percentage of its total receivables and tend to fluctuate somewhat seasonally. Staples expects to open approximately 100 stores during the next 39 weeks of fiscal year 2000. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $150,000,000 for store openings during this period.

    During the thirteen weeks ended April 29, 2000, cash and cash equivalents decreased by $110,000,000. This decrease was primarily attributable to cash used in investing activities of $142,000,000, including the acquisition of property and equipment of $81,000,000, primarily for the 69 new stores opened, and long-term investments in Internet related companies of $50,000,000. This decrease was partially offset by cash provided by financing activities of $41,000,000, comprised of net borrowings of $70,000,000 and proceeds from the sale of capital stock through the exercise of stock options of $9,000,000, which were offset by the purchase of treasury stock of $38,000,000. Cash used in operating activities of $11,000,000 was comprised primarily of an increase in receivables of $78,000,000 and a decrease in accounts payable and other current liabilities of $66,000,000, which was offset by net income of $44,000,000, depreciation and amortization of $51,000,000 and a decrease in inventories of $62,000,000.

    During the thirteen weeks ended April 29, 2000, Staples extended its stock repurchase program intended to provide shares for employee stock programs. The Board has authorized up to $250,000,000 to be used in fiscal 2000 for these repurchases. During the thirteen weeks ended April 29, 2000, Staples repurchased 1,903,000 shares for approximately $38,000,000 under this program. In addition, on July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of its common stock in connection with the annual stock option grant to employees and directors. Under the agreement, the Company may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

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

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

This agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge interest coverage, and limitations on indebtedness and sales of assets.

    As of April 29, 2000, $200,000,000 of borrowings were outstanding under the revolving credit agreement. Staples also had available $35,000,000 in other uncommitted, short-term bank credit lines, of which $27,400,000 was outstanding as of April 29, 2000. Staples UK had a $46,600,000 line of credit, Staples Germany has a $18,600,000 line of credit, Office Centre Netherlands had a $6,200,000 line of credit, Office Centre Portugal had a $450,000 line of credit and Business Depot had a $6,800,000 line of credit, all with no outstanding balances at April 29, 2000. Total cash, short-term investments and available revolving credit amounts totaled $238,000,000 as of April 29, 2000.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points and are due on November 26, 2001.

    Staples expects that income from operations, together with its current short-term investments, funds available under its revolving credit facility and proceeds from notes issued, will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

Inflation and Seasonality

    While neither inflation nor deflation has had, and Staples does not expect either to have, a material impact upon operating results, there can be no assurance that inflation or deflation will not affect Staples' business in the future. Staples believes that its business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of its fiscal year.

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

    Staples' market is highly competitive and Staples may not continue to compete successfully.  Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply and service

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may reduce Staples' profit margin, and may adversely affect Staples' business and financial performance in other ways.

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase its number of stores. Staples opened 175 stores in the United States, Canada and Europe in fiscal 1999 and plans to open approximately 170 new stores in fiscal 2000. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

  •
  charges associated with acquisitions.

    Most of Staples' operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, Staples may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on its net income for the quarter.

    Staples stock price may fluctuate based on the expectations of professional security analysts.  The public trading price of Staples RD Stock is based in large part on professional securities analysts' expectations

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Conditions and
Results of Operations (Continued)

that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. In particular, in light of the Company's substantial recent investment in Staples.com and the Company's pending public offering of Staples.com Stock, the Company believes that Staples RD Stock has become increasingly subject to the recent market volatility associated with Internet stocks. If the securities analysts that regularly follow Staples RD Stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

    Staples' rapid growth may continue to strain operations, which could adversely affect the business and financial results.  Staples' business, including sales, number of stores, investment in Staples.com and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If Staples is not successful in upgrading the operational and financial systems, expanding the management team and increasing and effectively managing the employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect Staples' business and financial performance.

    Staples' international operations may not become profitable.  Staples currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany, and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable. Staples may seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

    Staples' e-commerce operations may not become profitable.  Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples.com is currently unprofitable. Staples cannot guarantee that Staples.com will become profitable.

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

ITEM 3.

STAPLES, INC. AND SUBSIDIARIES
Quantitative and Qualitative Disclosures about Market Risks

    Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples initiated a risk management control process to monitor the interest rate and foreign exchange risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of its size and its business. Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that debt instruments are always reflected at fair value. Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, Belgium, the Netherlands and Portugal. Staples has entered into a derivative financial instrument, as noted below, to partially hedge its exposure, and Staples believes the remaining potential exposure is not material to its overall financial position or its results of operations.

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with its $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual payments at the Non-Financial US Commercial Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 7.11% and 6.36%. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

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

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 Euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.90%. Staples has designated its 150,000,000 Euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    On May 3, 2000 Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations. This swap has been designated as a foreign currency hedge on

Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. At May 3, 2000 the principal was 298,720,000 in Canadian dollars at an interest rate of 6.446%.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5—Not applicable

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

4.1
Indenture, dated as of May 24, 2000, for the $175,000,000 floating rate notes due on November 26, 2001, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and the Chase Manhattan Bank.

27.1
Financial Data Schedule.

(b)
Reports on Form 8-K

    Not Applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STAPLES, INC.

Date: June 12, 2000	By: /s/ John J. Mahoney John J. Mahoney Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q STAPLES, INC. April 29, 2000 TABLE OF CONTENTS
CONDENSED CONSOLIDATING BALANCE SHEETS April 29, 2000 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS January 29, 2000 (in thousands)
CONSOLIDATING STATEMENTS OF INCOME For the thirteen weeks ended April 29, 2000 (in thousands)
CONSOLIDATING STATEMENTS OF INCOME For the thirteen weeks ended May 1, 1999 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET As of April 29, 2000 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET As of January 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF INCOME For the thirteen weeks ended April 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF INCOME For the thirteen weeks ended May 1, 1999 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the thirteen weeks ended April 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the thirteen weeks ended May 1, 1999 (in thousands)
STAPLES, INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures about Market Risks
PART II—OTHER INFORMATION
SIGNATURE