Form 10-K/A
period 2000-01-29
STAPLES INC
filed 2000-06-30
CIK 791519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

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

    Listed below is the document incorporated by reference and the part of the Form 10-K/A2 into which the document is incorporated:

Portions of the Proxy Statement for the 2000 Annual	Part III
Meeting of Stockholders

    This Annual Report on Form 10-K/A2 contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Staples' actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results."

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

    During 1999, our stockholders approved a Tracking Stock Proposal which authorized us to issue a new series of common stock, Staples.com Stock, intended to track the performance of our e-commerce business, which operates under the name Staples.com. Staples' existing common stock was reclassified as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to track the performance of our non e-commerce businesses and a retained interest in Staples.com. For financial reporting purposes, the Company consolidates the operating results of Staples Retail and Delivery ("Staples RD") and Staples.com. Staples RD's and Staples.com's separate operating results, as presented in Note N of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board").

    Staples' executive offices are located at 500 Staples Drive, Framingham, Massachusetts 01702 (telephone: (508) 253-5000). Staples was organized in November 1985 and is incorporated in the State of Delaware.

Staples Retail and Delivery

    Staples RD includes Staples' retail stores, catalog businesses, contract stationer operations and a retained interest in Staples.com. This retained interest in Staples.com was 88% as of January 29, 2000, but will decline as we issue Staples.com Stock under either our stock plans or in one or more public or private financings.

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

  North American Retail Operations

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

  Contract and Commercial Operations

    Our contract and commercial operations of Staples RD are comprised of two principal operations:

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

  European Operations

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

Business Strategy—Staples.com

    Our three principal web sites, Staples.com, Quill.com and StaplesLink.com, leverage the brand recognition and fulfillment infrastructure of Staples. Each of our web sites is targeted to the needs of a particular segment of our customer base:

  •
  Staples.com is our core electronic marketplace for small businesses, home offices and consumers. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. Staples.com also hosts our Business Solutions Center, which will be the site of our business-to-business trading hub, messaging boards and other interactive features.

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

    We guarantee low prices to our customers and match competitive prices. We compare our pricing against other discount office supply stores, local stationers, warehouse clubs, mass merchants, computer superstores, consumer electronics retailers, electronic commerce distributors and mail order stationers to ensure that our strategy of maintaining everyday low prices is achieved.

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

Supply Chain Initiatives

    We operate centrally located distribution centers across the United States to service the majority of our replenishment and delivery requirements for our U.S. retail, catalog and electronic commerce operations. Most products are shipped from our suppliers to the distribution centers for reshipment to our stores and delivery hubs. The distribution centers employ state of the art warehouse management systems and radio frequency technology, just-in-time replenishment procedures and material handling equipment that help to minimize overall inventory levels while maintaining optimal in-stock positions at the store level. Product processing and ticketing are performed at the distribution center to improve labor efficiency and reduce cost. Products generally are delivered to our stores within 48 hours after our automated replenishment system generates an order for the product based on daily point of sale information. Staples.com and StaplesLink.com are directly tied to Staples' fulfillment centers enabling customers to promptly determine whether ordered products are available.

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

    We continue to enhance our distribution network to support our operations. We recently opened two new distribution centers: Terre Haute, Indiana (550,000 sq. ft.) in January 2000 and Rialto, California (495,000 sq. ft.) in January 1999 . During fiscal year 1997, we also opened Killingly, Connecticut (310,000 sq. ft.) in January 1998 and Hagerstown, Maryland (840,000 sq. ft.) in March 1997. These four facilities are expected to replace a network of approximately 11 distribution centers formerly used to support U.S. retail operations.

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

    In 1999, we continued to invest in our nationally recognized television campaign and continued to supplement our spot television schedule with network ads. This television advertising is designed to raise awareness of Staples and penetration levels for both the household and business customer segments across the country. In addition, we expanded our print advertising campaign in order to support key product categories. We also have the naming rights agreement with L.A. Arena Company, LLC, which designed the Staples Center, a new state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K/A2, and incorporated herein by reference to the definitive proxy statement with respect to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") which Staples filed with the Securities and Exchange Commission on May 24, 2000.

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item appeared under the headings "Election of Directors" and "Directors and Executive Officers of Staples" in the Company's Proxy Statement, which sections are incorporated herein by reference.

Item 11. Executive Compensation

Summary Compensation

    The following table sets forth certain information concerning the compensation for each of the last three fiscal years of Staples' Chief Executive Officer and the four other most highly compensated executive officers during the fiscal year ended January 29, 2000 (the "Senior Executives").

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation
Staples.com Stock Options (#) (21)
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($) (2)	Restricted Stock Awards ($) (3)		Staples RD Stock Options (#) (3)			All Other Compensation ($) (4)
Thomas G. Stemberg Chairman and CEO	1999 1998 1997	682,083 645,883 587,500		525,147 673,556 446,172	2,075,000 2,606,250 1,543,434	(5) (6) (7)	300,000 2,400,000 360,000		1,064,560 — —	22,844 17,769 13,924
Ronald L. Sargent President, Chief Operating Officer	1999 1998 1997	522,917 449,083 392,084		322,078 349,261 218,235	1,556,250 1,282,032 1,005,552	(8) (9) (10)	225,000 1,361,250 375,000		548,420 — —	31,934 32,193 29,583
John J. Mahoney Exec. Vice President, Chief Financial Officer, Chief Administrative Officer	1999 1998 1997	463,000 439,250 395,834		261,413 335,880 220,160	933,750 1,172,813 1,033,614	(11) (12) (13)	90,000 585,000 330,000		319,368 — —	41,876 42,848 35,553
Joseph S. Vassalluzzo Vice Chairman	1999 1998 1997	463,000 439,250 391,250		261,413 325,636 198,007	933,750 1,064,202 776,394	(14) (15) (16)	90,000 585,000 220,312		319,368 — —	46,947 48,150 43,774
John C. Bingleman President—Staples International	1999 1998 1997	428,292 410,735 385,883	(19)	225,865 311,889 215,555	— 5,460,947 —	(17) (20)	— 450,000 —	(20)	— — —	51,966 150,152 56,976	(18)

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

    Staples' PARS that were issued in fiscal 1997 vested on May 1, 1999 as a result of Staples exceeding target EPS for such PARS for fiscal 1998. EPS growth targets are determined by the Compensation Committee and approved by the Board of Directors each year for grants under the Plan in that year. Once the PARS have vested, they become "unrestricted" and may be freely sold or transferred. The PARS are forfeited if a Staples executive's employment terminates prior to vesting except in extraordinary circumstances which include, without limitation, death or disability of the executive; a merger, consolidation, sale, reorganization or change in control of the Company; or any other nonrecurring significant event affecting the Company, an employee or the Amended and Restated 1992 Equity Incentive Plan.

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

(1)
Each of the Staples RD Stock options granted becomes exercisable in full on the third anniversary of the date of grant, provided that the optionee continues to be employed by Staples on such date. Each of the Staples.com Stock options granted is exercisable in full on the date of grant and, prior to vesting, are subject to repurchase by the Company at a price equal to the exercise price. The shares are restricted by the following vesting schedule: 25% of such shares will vest one year after the date of grant and the remaining 75% of such shares shall vest in equal monthly installments (2.083% per month) over the following 36 months, provided that the optionee continues to be employed by Staples on such dates. The exercisability of the Staples RD Stock options and the vesting of the Staples.com Stock options are accelerated under certain circumstances. See "Employment Contracts, Termination of Employment and Change-in-Control Agreements with Senior Executives."

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
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

    All stock options under the Amended and Restated Director Plan are granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options to purchase Staples RD Stock generally become exercisable on a cumulative basis in four equal annual installments, commencing on the first anniversary of the date of grant. Options to purchase Staples.com Stock are exercisable in full on the date of grant and, prior to vesting, are subject to repurchase by the Company at a price equal to the exercise price. The shares are restricted by the following vesting schedule: 25% of such shares will vest one year after the date of grant and the remaining 75% of such shares will vest in equal monthly installments (2.083% per month) over the following 36 months.

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

    The Committee's executive compensation philosophy is that a significant portion of executive compensation should be tied directly to the performance of Staples as a whole. The base salaries paid to executives are targeted by the Committee to fall at or below the 40th percentile of the pay practices of publicly traded companies in the retail industry (including companies in the Standard & Poor's Retail Composite Index contained in the stock performance graph contained in this Annual Report on Form 10-K/A2) as determined by The Hay Group ("Hay"), an international compensation and human resource consulting firm. The Committee seeks, however, to provide its executives with opportunities for compensation substantially higher than base salary through performance-based bonuses, stock options and PARS. The Committee also believes that bonus awards tied to achievement of pre-approved performance goals serve as an influential motivator to its executives and help to align the executives' interests with those of the stockholders of Staples. The Committee also continues to believe that a substantial portion of the compensation of Staples' executives should be linked through Staples' stock option and PARS program to the success of Staples' stock in the marketplace. Stock options and PARS further align the interests of management and stockholders and assist in the retention of valued executives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item appeared under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which section is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item appeared under the heading "Directors and Executive Officers of Staples—Executive Compensation" in the Company's Proxy Statement, which section is incorporated herein by reference.

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

(b)
Reports on Form 8-K.

    Not applicable.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2000.

STAPLES, INC.
By:	/s/ THOMAS G. STEMBERG Thomas G. Stemberg Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Capacity

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ BASIL L. ANDERSON Basil L. Anderson	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ W. LAWRENCE HEISEY W. Lawrence Heisey	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
James L. Moody, Jr.	Director
Rowland T. Moriarty	Director

/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
/s/ W. MITT ROMNEY W. Mitt Romney	Director
/s/ RONALD L. SARGENT Ronald L. Sargent	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
Margaret C. Whitman	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ PATRICK HICKEY Patrick Hickey	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Item 6.	APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS(1)

(Dollar Amounts in thousands, Except Per Share Amounts)

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Statement of Income Data:
Sales	$8,936,809	$7,123,189	$5,732,145	$4,493,589	$3,565,235
Gross profit	2,215,246	1,726,266	1,354,455	1,060,245	809,451
Historical net income	314,988	185,370	167,914	144,742	108,428
Pro forma net income attributed to Staples, Inc. Stock(2)(5)	—	183,556	153,128	129,413	94,539
Basic earnings/(loss) per common share:
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.42
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)(7)	(0.09)
Historical net income per common share(2)(6) Staples, Inc. Stock		0.43	0.41	0.36	0.28
Pro forma net income per common share—Staples, Inc. Stock(5)(6)		0.43	0.38	0.32	0.24
Diluted earnings/(loss) per common share:
Historical net income per common share for the 39 weeks ended October 30, 1999—Staples Inc. Stock(2)	0.41
Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock(2)	0.26
Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock(2)(7)	(0.09)
Historical net income per common share Staples, Inc. Stock(2)(6)		0.41	0.39	0.35	0.27
Pro forma net income per common share—Staples, Inc. Stock(5)(6)		0.41	0.36	0.31	0.23
Dividends	—	—	—	—	—

A-1

	Fiscal Year Ended
	January 29, 2000 (52 weeks)	January 30, 1999(3) (52 weeks)	January 31, 1998(4) (52 weeks)	February 1, 1997 (52 weeks)	February 3, 1996 (53 weeks)
Selected Operating Data (at period end):
Stores open	1,129	913	742	557	443
Balance Sheet Data:
Working capital	$738,547	$798,768	$803,660	$623,835	$580,244
Total assets	3,846,076	3,179,266	2,638,862	1,955,636	1,552,199
Total long-term debt, less current portion	500,903	205,015	518,959	402,985	351,508
Stockholders' equity	1,828,813	1,656,886	1,094,485	875,823	712,141

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

(5)
Pro forma information for periods January 31, 1998 through February 3, 1996 include a provision for income taxes on the previously untaxed earnings of Quill, which had been an S Corporation prior to its acquisition by the Company.

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

    On November 9, 1999, the stockholders of Staples, Inc. ("Staples" or the "Company") approved a proposal, "the Tracking Stock Proposal," which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, to be designated as Staples.com common stock ("Staples.com Stock"), and intended to track the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. Despite the Company's intentions, the market value of Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for a public offering of Staples.com Stock.

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

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a retained interest in Staples.com of 88% at January 29, 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com and StaplesLink.com.

    Staples RD's and Staples.com's separate operating results, as presented in Note N of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board. While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples RD and Staples.com been operating as independent companies. Staples.com has relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's financial position is not necessarily indicative of the financial position that would have resulted had Staples.com been operating as an independent company. Staples.com's relationship with Staples RD provides Staples.com with competitive advantages regarding product selection, purchasing power and national distribution capabilities. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties. Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

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

    Sales.

	(amounts in thousands)			1999 Annual Increase	1998 Annual Increase
Segment	1999	1998	1997
North American Retail	$5,996,072	$4,867,124	$3,854,745	23%	26%
Contract and Commercial	2,362,357	1,898,089	1,648,509	24%	15%
European Operations	484,031	341,090	225,185	42%	51%

Total Staples RD	$8,842,460	$7,106,303	$5,728,439	24%	24%
Total Staples.com	$94,349	$16,886	$3,706	459%	356%

Total Staples, Inc.	$8,936,809	$7,123,189	$5,732,145	25%	24%

    Worldwide comparable sales for stores and delivery hubs increased 9% in fiscal 1999 and 11% in fiscal 1998. Comparable sales for our retail locations increased 7% in fiscal year 1999 and 10% in fiscal year 1998. Worldwide non-comparable store sales represented 48% of the total increase in sales for fiscal 1999 and 50% in fiscal 1998. Staples had 1,129 open stores as of January 29, 2000, 913 open stores as of January 30, 1999, and 742 open stores as of January 31, 1998. The January 29, 2000 total includes 175 stores opened, 42 stores acquired and one store closed during the twelve months ended January 29, 2000.

    Staples RD:  Staples had 991 North American and 138 European open stores as of January 29, 2000. We increased our North American and European store base by 151 and 65 stores, respectively, in 1999, by 155 and 16 stores, respectively, in 1998 and by 128 and 7 stores, respectively, in 1997. The 65 store increase in our European segment in 1999 included the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999. In addition to the store sales increase in our

European operations, the increase in 1999 revenue reflects the roll-out of Quill in the United Kingdom ("UK") in March 1999. The increase in 1998 revenue largely reflects the acquisition of the Staples UK and Staples Germany businesses in May of 1997. Sales for North American Contract and Commercial increased 28% and 16% for fiscal 1999 and 1998, respectively. The increase, reflecting revenue growth of 18% in fiscal year 1999 and 20% in fiscal year 1998 in the Direct division was driven by an increase in catalog circulation and the expansion of our sales force. In our Contract division, sales grew 28% for fiscal year 1999 and 13% for fiscal 1998 as sales to new customers exceeded sales to lost customers. The increase in our Contract division in 1999 also reflects the acquisition of Staples Communications in February 1999.

    Staples.com:  Sales increased 459% in fiscal year 1999 and 356% in fiscal year 1998 due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 82,000 repeat customers in the quarter ended January 1999, and these customers accounted for over 56% of the total sales.

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

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 14.5% of sales for the fiscal year ended January 29, 2000, 13.9% of sales for the fiscal year ended January 30, 1999, and 14.1% of sales for the fiscal year ended January 31, 1998. The increase as a percentage of sales for the year ended January 29, 2000 was primarily due to increased costs of investing in our selling operations, including mainly retail and call center personnel, increased marketing costs in our delivery operations and Staples.com and the addition of Staples Communications, which has higher operating and selling expenses as a percentage of sales than Staples' traditional business units. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

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

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in Quill's accounting policies to conform to that of Staples. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

    During the year ended January 31, 1998, Staples charged to expense non-recurring costs of $29,665,000 in connection with the proposed merger with Office Depot, Inc., consisting of legal, accounting, and federal filing fees of $15,098,000, consulting fees of $11,767,000 incurred for integration projects related to the proposed merger which were abandoned when the merger was terminated and $2,800,000 in other direct costs of the transaction.

    Store Closure Charge.  In December 1998, Staples committed to a plan to close and relocate stores which cannot be expanded and upgraded to the Company's current store model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. This charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. In 1998 the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 and 2000. At January 29, 2000, the Company had executed lease agreements for a substantial majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. Through January 29, 2000, the Company has paid approximately $476,000 in costs related to the store closures and $34,110,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures.

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

    Staples opened 175 stores and closed one store in the fiscal year ended January 29, 2000, opened 174 stores and closed three stores in the fiscal year ended January 30, 1999, and opened 130 stores and closed one store in the fiscal year ended January 31, 1998. In addition, in the fiscal year ended January 29, 2000, 42 stores were added as a result of the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal. In the fiscal year ended January 31, 1998, 56 stores were added through the acquisition of Staples UK and Staples Germany. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. As the Company expands its contract and direct mail businesses worldwide, Staples anticipates that its accounts receivable portfolio will grow. Receivables from its vendors under rebate, cooperative advertising and marketing programs are a significant percentage of Staples' total receivables and tend to fluctuate somewhat seasonally. During the fiscal year ended January 30, 1999, Staples paid approximately $14,000,000 of mortgages in full on five distribution centers acquired from Quill.

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

    During the fiscal year ended January 29, 2000, Staples executed a stock repurchase program of Staples Stock intended to provide shares for employee stock programs. The Board authorized up to $700,000,000 to be used for these repurchases. During the year ended January 29, 2000, the Company repurchased 12,843,000 shares for approximately $300,105,000 under this program and 339,000 shares for approximately $10,143,000 from employees to satisfy tax withholding requirements upon the lapse of restrictions for PARS. In addition, on July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of its common stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples may purchase 2,600,000 shares at an average price of $30.263 or may elect to settle the contract on a net share basis in lieu of physical settlement.

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

Future Operating Results

    This annual report on Form 10-K/A2 includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. Staples has included important factors in the cautionary statements below that it believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statement contained herein.

    Staples' market is highly competitive and it may not continue to compete successfully.  Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of Staples' geographic markets, it competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples'. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses and Staples.com compete with numerous mail order firms, on-line office supply and service providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples' competitors may reduce its market share, may reduce Staples' profit margins, and may adversely affect Staples' business and financial performance in other ways.

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase the number of its stores. Staples opened 175 stores in the United States, Canada and Europe in fiscal 1999 and plans to open approximately 170 new stores in fiscal 2000. For Staples' growth strategy to be successful, it must identify and lease favorable store sites, hire and train employees and adapt the Company's management and operational systems to meet the needs of its expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as it plans, the Company's future sales and profits could be materially and adversely affected. Even if Staples succeeds in opening new stores, these stores may not achieve the same sales or profit levels as Staples' existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so that it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

    Staples' quarterly operating results are subject to significant fluctuation.  Staples' operating results have fluctuated from quarter to quarter in the past, and it expects that they will continue to do so in the future. Staples' earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following:

  •
  the number of new store openings, primarily because the Company expenses pre-opening costs as incurred and newer stores are less profitable than mature stores;

  •
  the extent to which sales in new stores result in the loss of sales in existing stores;

  •
  the mix of products sold;

  •
  pricing actions of competitors;

  •
  the level of advertising and promotional expenses;

  •
  seasonality, primarily because the sales and profitability of the Company's stores are typically slightly lower in the first and second quarter of its fiscal year than in third and fourth quarters; and

  •
  charges associated with acquisitions.

    Most of the Company's operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of its sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below the Company's expectations for that quarter, it could not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on the Company's expected net income for the quarter.

    Staples' stock price may fluctuate based on the expectations of professional security analysts.  The public trading price of Staples RD Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. In particular, in light of the Company's substantial recent investment in Staples.com and the Company's pending public offering of Staples.com Stock, the Company believes that Staples RD Stock has become increasingly subject to the recent market volatility associated with Internet stocks. If the securities analysts that regularly follow Staples RD Stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

    Staples' rapid growth may continue to strain operations, which could adversely affect the business and financial results.  Staples' business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies in the last few years and may make additional acquisitions in the future. This growth has placed significant demands on the Company's management and operational systems. If Staples is not successful in upgrading its operational and financial systems, expanding its management team and increasing and effectively managing its employee base, this growth is likely to result in operational inefficiencies and ineffective management of Staples' businesses and employees, which will in turn adversely affect the Company's business and financial performance.

    Staples' European operations may not become profitable.  Staples currently operates in European markets through Staples UK in the United Kingdom, Staples Deutschland and Sigma Burowelt in Germany and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable. Staples may seek to expand into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its North American stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

    Staples' e-commerce operations may not become profitable.  Staples.com is currently unprofitable, and Staples cannot guarantee that Staples.com will become profitable.

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

Year 2000 Compliance

    Staples completed a comprehensive assessment of its internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year (the "Year 2000 issue"). Staples used internal personnel as well as external contractors and consultants to identify those systems and applications which might be affected by the Year 2000 issue. All systems, applications and infrastructure identified as needing remediation have been replaced or modified and successfully tested for compliance. In addition, Staples completed full "end to end" testing of leap year dating in January 2000.

    Staples did not experience any disruption of its computer systems, non-IT related systems, product replenishment from its suppliers or any order entry issues with its contract and/or commercial customers as Staples entered the Year 2000.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

    Staples is exposed to market risk from changes in interest rates and foreign exchange rates and has a risk management control process to monitor such risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of the size of its business. Staples uses interest rate swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates. Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, Belgium, the Netherlands and Portugal. Staples has not entered into any derivative financial instruments to hedge this exposure, and Staples believes that the potential exposure is not material to its overall financial position or its results of operations.

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

ITEM 8.	APPENDIX C

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

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2000	January 30, 1999	January 31, 1998
Sales	$8,936,809	$7,123,189	$5,732,145
Cost of goods sold and occupancy costs	6,721,563	5,396,923	4,377,690

Gross profit	2,215,246	1,726,266	1,354,455
Operating and other expenses:
Operating and selling	1,299,212	993,236	808,517
Pre-opening	16,485	13,836	9,443
General and administrative	354,060	301,118	225,587
Amortization of goodwill	12,014	3,739	3,581
Merger-related and integration costs	—	41,000	29,665
Store closure charge	—	49,706	—
Interest and other expense, net	17,101	17,370	21,955

Total operating and other expenses	1,698,872	1,420,005	1,098,748

Income before equity in loss of affiliates and income taxes	516,374	306,261	255,707
Equity in loss of affiliates	—	—	(5,953)

Income before income taxes	516,374	306,261	249,754
Income tax expense	201,386	121,026	81,924

Net income before minority interest	314,988	185,235	167,830
Minority interest	—	135	84

Net income	$314,988	$185,370	$167,914

Net income (loss) attributed to:
Staples, Inc. Stock		$185,370	$167,914
Staples, Inc. Stock for the 39 weeks ended October 30, 1999	$195,591
Staples RD Stock for the 13 weeks ended January 29, 2000	120,127
Staples.com Stock for the 13 weeks ended January 29, 2000	(730)

	$314,988	$185,370	$167,914

Basic earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.43	$0.41

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.42

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.09)

Diluted earnings per common share
Historical net income per common share Staples, Inc. Stock		$0.41	$0.39

Historical net income per common share for the 39 weeks ended October 30, 1999—Staples, Inc. Stock	$0.41

Historical net income per common share for the 13 weeks ended January 29, 2000—Staples RD Stock	$0.26

Historical net loss per common share for the 13 weeks ended January 29, 2000—Staples.com Stock	$(0.09)

Pro forma earnings per common share calculation for S-Corporation Conversion:
Basic earnings per common share
Pro forma net income per common share—Staples, Inc. Stock		$0.43	$0.38

Diluted earnings per common share
Pro forma net income per common share—Staples, Inc. Stock		$0.41	$0.36

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands, Except Share Data)

For the Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

	Common
	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Investments	Retained Earnings	Treasury Stock	Comprehensive Income
Balances at February 1, 1997	$162		$508,833	$(147)	$20	$367,301	$(346)
Issuance of common stock for stock options exercised	5	—	32,178
Tax benefit on exercise of options			32,873
Contribution of common stock to Employees' 401(K) Savings Plan			2,318
Sale of common stock under Employee Stock Purchase Plan			10,499
Issuance of Performance Accelerated Restricted Stock			7,182
Unrealized gain on investments, net of tax					1,036			1,036
Translation adjustments				(10,168)				(10,168)
Dividends to shareholders of acquired S-Corp.						(25,175)
Net income for the year						167,914		167,914

Balances at January 31, 1998	$167	$—	$593,883	$(10,315)	$1,056	$510,040	$(346)	$158,782

Issuance of common stock for stock options exercised	5	—	50,118
Issuance of common stock for conversion of debentures, net of interest and deferred charges	13	—	298,520
Stock split and cash paid in lieu of fractional shares	92	—	(607)
Tax benefit on exercise of options			74,157
Contribution of common stock to Employees' 401(K) Savings Plan			3,288
Sale of common stock under Employee Stock Purchase Plan			13,210
Issuance of Performance Accelerated Restricted Stock			10,654
Unrealized loss on investments, net of tax					(1,049)			(1,049)
Translation adjustments				(1,360)				(1,360)
Purchase and retirement of S-Corporation shares			(29)			(48,073)
Dividends to shareholders of acquired S-Corp						(15,904)
Adjustment to conform fiscal year of Quill Corporation						1,888
Net income for the year						185,370		185,370
Purchase of treasury shares							(7,892)

Balances at January 30, 1999	$277	$—	$1,043,194	$(11,675)	$7	$633,321	$(8,238)	$182,961

Issuance of common stock for stock options exercised	3	4	50,839
Premium on Forward Hedge			(3,269)
Issuance of shares of Staples.com Stock	—	4	19,621
Tax benefit on exercise of options			40,129
Contribution of common stock to Employees' 401(K) Savings Plan	1	—	3,543
Sale of common stock under
Employee Stock Purchase Plan	1	—	21,989
Issuance of Performance Accelerated Restricted Stock			20,420
Unrealized loss on investments, net of tax					6,644			6,644
Translation adjustments				7,202				7,202
Reissuance of Treasury Stock			46				10
Net income for the year						314,988		314,988
Purchase of treasury shares							(310,248)

Balances at January 29, 2000	$282	$8	$1,196,512	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

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

    On November 9, 1999, the stockholders of Staples approved a proposal (the "Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. Despite the Company's intentions, the market value of Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com.

    During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of a public offering and other financings, including the amount of Staples.com Stock issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for a public offering of Staples.com Stock.

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. At January 29, 2000 Staples RD had a retained interest in Staples.com of 88%. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com and StaplesLink.com. Staples RD's and Staples.com's separate operating results as presented in Note N of the Consolidated Financial Statements reflect, the effect of the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board").

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

    Interest Rate and Currency Swap Agreements:  Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates.

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

    Proceeds from the sale of investment securities were $16,651,000 and $14,599,000 during the fiscal years ended January 29, 2000 and January 30, 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of stockholders' equity totaled $6,644,000, ($1,049,000) and $1,036,000 for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

    During 1999, Staples completed, in aggregate, investments of approximately $6,000,000, 6,000,000, 4,000,000 and $7,000,000 in DSL.net, HotOffice Technologies, Point.com and Register.com, representing an ownership percentage at January 29, 2000 of 1.2%, 12%, 17% and 8.5%, respectively. DSL.net offers high-speed Internet access through digital subscriber line technology. HotOffice Technologies is an application services provider of intranet services for small businesses. Point.com is a provider of information on wireless communications products and services. Register.com is a provider of domain name registration services.

    In October 1999, DSL.net, an investment initially recorded by Staples at cost of approximately $6,000,000, completed an initial public offering of its common stock. At January 29, 2000, Staples owned approximately 834,000 shares of common stock, resulting in an unrealized gain of approximately $11,000,000. Staples accounts for its investment in DSL.net in accordance with FAS 115 and the resulting unrealized gain or loss resulting from fluctuations in the market price of DSL.net is recorded as a component of stockholders' equity.

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

Credit Agreements:

    Effective November 13, 1997, Staples entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate, and this rate was approximately 5.9% at January 29, 2000. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of January 29, 2000,

$150,000,000 was outstanding under the revolving credit facility. Staples also has available $35,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2000. Staples UK has a $48,600,000 line of credit which had an outstanding balance of $10,500,000 at January 29, 2000. Staples Germany has a $19,900,000 line of credit, Office Centre Netherlands has a $6,600,000 line of credit, Office Centre Portugal has a $500,000 line of credit and The Business Depot has a $6,900,000 line of credit, all with no outstanding balances at January 29, 2000.

    This agreement contains covenants that restrict accounts receivable financing facilities, intercompany loans, other indebtedness, and contingent liabilities from exceeding $125,000,000, $35,000,000, $456,000,000, and $274,000,000, respectively. Under the agreement, investments in non-guarantor subsidiaries and investments to acquire any one person cannot exceed $1,094,000,000 and $182,000,000, respectively, and investments representing less than 50% ownership of an entity cannot exceed $35,000,000. The agreement also requires Staples to maintain a fixed charge coverage ratio of 1.5 to 1; funded debt to EBITDA ratio of 3.0 to 1; and minimum consolidated net worth of $1,234,000,000. Additionally, sale of assets may not exceed 25% of the consolidated total assets of Staples and subsidiaries. Breach of any of these covenants constitutes a default under the agreement.

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

NOTE G Stockholders' Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to track the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock intended to track the performance of Staples' e-commerce business. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock. During the fiscal year ended January 29, 2000, Staples.com issued 6,396,154 shares of Staples.com Stock in private placements and 7,229,939 shares through the exercise of employee stock options. Additional shares may be issued from time to time upon exercise of stock options or at the discretion of the Board.

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

    At the Special Stockholders Meeting on November 9, 1999, the stockholders of Staples approved proposals to amend Staples' 1992 Equity Incentive Plan (the "Incentive Plan"), Staples' Amended and Restated 1990 Director Stock Option Plan (the "Director Plan") and Staples' 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") (1) to permit grants of awards under each such plan to be made with respect to either series of common stock of Staples, and (2) to increase the number of shares authorized for issuance under each plan.

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

Stock Option Plans

    Under Staples' Incentive Plan, as amended by stockholders on November 9, 1999, Staples may grant to management and key employees incentive and nonqualified options to purchase up to 122,850,000 shares of common stock and Performance Accelerated Restricted Stock ("PARS"), regardless of series. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired, however, unexercised options under this plan remain outstanding. The exercise price of options granted under the plans may not be less than 100% of the fair market value of Staples' common stock at the date of grant. Options generally have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. Staples.com options are exercisable immediately and provide a repurchase right to the Company at the exercise price if the employee leaves the Company. This right lapses over a period of one to four years. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the amended Stock

Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information, which includes the pro forma results of Quill for fiscal years 1998 and 1997, follows (in thousands except for per share information):

    Staples, Inc. Stock:

		Fiscal Year
	39 Weeks Ended October 30, 1999
		January 30, 1999	January 31, 1998
Pro forma net income	$172,232	$156,265	$138,983
Pro forma basic earnings per common share	$0.37	$0.36	$0.34
Pro forma diluted earnings per common share	$0.36	$0.35	$0.33

    Staples RD and Staples.com Stock:

	13 Weeks Ended January 29, 2000
	Staples RD	Staples.com
Pro forma net income/(loss)	$105,780	$(762)
Pro forma basic earnings/(loss) per common share	$0.23	$(0.09)
Pro forma diluted earnings/(loss) per common share	$0.22	$(0.09)

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

    The following table summarizes information concerning currently outstanding and exercisable options for Staples RD Stock:

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

    Undistributed earnings of Staples' foreign subsidiaries amounted to approximately $109,300,000 at January 29, 2000. Those earnings are considered to be indefinitely invested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Staples would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $5,500,000 would be payable upon remittance of all previously unremitted earnings at January 29, 2000.

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

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in Quill's accounting policies to conform to that of Staples. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. Except for net payments under long-term lease obligations, remaining accruals at January 29, 2000 are expected to be fully utilized during fiscal year 2000.

    The activity impacting the accrual for restructuring and merger-related charges during 1998 and 1999 is summarized in the table below (in thousands):

	Charges to Operations in 1998	Charges utilized in 1998	Balance at January 30, 1999	Charges utilized in 1999	Balance at January 29, 2000
Transaction Costs	$10,500	$(9,468)	$1,032	$(824)	$208
Incremental Employee	6,980	(1,040)	5,940	(5,940)	—
Contract and Lease Termination	14,101		14,101	(1,116)	12,985
Other	5,973	(3,331)	2,642	(2,173)	469

	37,554	$(13,839)	$23,715	$(10,053)	$13,662

Asset Write-Downs	3,446

	$41,000

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

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded a liability in purchase accounting of approximately $6,882,000 for merger and integration costs. The merger transaction costs of approximately $1,852,000 consist of direct costs of the transaction, primarily fees paid for investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee costs of $4,650,000 related to severance and incremental retention payments that were incidents to the acquisition, and other merger related costs of approximately $380,000. Through January 29, 2000, Staples paid approximately $3,096,000 related to this liability. Approximately $3,786,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the Claricom acquisition. The activity impacting this liability during the fiscal year ended January 29, 2000 is summarized in the table below (in thousands):

	Purchase accounting accruals	Accruals utilized	Balance at January 29, 2000
Transaction costs	$1,852	$(1,852)	$—
Incremental employee	4,650	(880)	3,770
Other costs	380	(364)	16

	$6,882	$(3,096)	$3,786

    On October 6, 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $106,400,000, net of cash acquired. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. The acquisitions have been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $96,900,000, which will be amortized over 40 years using the straight-line method.

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded adjustments in purchase accounting of approximately $30,000,000 for merger and integration costs. The reserves reflect the estimated transaction costs and costs to integrate all aspects of the European office supply businesses into Staples' European business and include those costs typical in merging of operations, such as the closure of duplicate retail stores, asset writedowns, and other integration costs which provide no future benefit. In addition, the reserves include an adjustment for changes in accounting policies of the European office supply companies to conform to Staples policies. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs include the following: employee-related costs of approximately $8,094,000 related to the accrual for projected benefit obligations in excess of plan assets of the acquired businesses and incremental retention payments and payroll costs that are incident to the acquisition, store closure and conversion costs of approximately $6,948,000 related to fixed asset impairments and lease termination costs associated with duplicate European office supply stores that the Company has committed to exit, write-down to its estimated selling price of the acquired business' inventory that is not part of the Company's product line of approximately $5,778,000, adjustment for changes in the European office supply companies' accounting policies to conform to Staples policies of $3,000,000 and other merger related costs of approximately 3,905,000. Through January 29, 2000, Staples paid approximately $4,300,000 related to this liability. Approximately $19,922,000 is included in accrued expenses at January 29, 2000, which is considered sufficient to cover the remaining merger and integration costs to be paid in connection with the acqusition of these companies. The activity impacting this liability during the fiscal year ended January 29, 2000 is summarized in the table below (in thousands):

	Purchase accounting accruals	Accruals utilized	Balance at January 29, 2000
Transaction Costs	$2,275	$(1,761)	$514
Incremental Employee	8,094	(929)	7,165
Contract and Lease Termination	6,948	—	6,948
Other	12,683	(7,388)	5,295

	$30,000	$(10,078)	$19,922

NOTE L  Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to close and relocate stores which cannot be expanded and upgraded to Staples current store model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 and 2000. At January 29, 2000, the Company had executed lease agreements for a substantial majority of the stores identified in 1998 and continues to actively negotiate lease agreements for the remaining relocation sites. Negotiations for relocation sites have taken longer to complete than originally anticipated. Any sites that the Company is unable to complete negotiations for by the end of the first quarter 2000 will not be closed and the related charges will be reversed. The following table is a rollforward of the store closure charges utilized during fiscal year 1999 (in thousands):

	Charges to Operations in 1998	Charges utilized	Balance at January 29, 2000
Lease Terminations	$29,620	$(298)	$29,322
Legal and Settlement Costs	4,966	(178)	4,788

	34,586	$(476)	$34,110

Asset Write-Downs	15,120

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

NOTE M  Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, Staples.com and European Operations. The Staples' North American Retail segment consists of the US and Canadian operating units that operate office supply stores. The Contract and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, each of which sells office products, supplies and services directly to businesses throughout the US and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, and StaplesLink.com. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

    Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost, therefore there is no intercompany profit or loss recognized on these transactions.

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

    The following is a summary of significant accounts and balances by reportable segment for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

    Year ended January 29, 2000:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$5,996,072	$2,362,357	$94,349	$484,031	$—	$8,936,809
Depreciation and amortization	$125,769	$33,768	$1,052	$13,556	$—	$174,145
Income/(loss) before income taxes	$571,138	$211,364	$(26,817)	$(37,248)	$(202,063)	$516,374
Capital expenditures	$301,832	$202,715	$12,466	$106,418	$—	$623,431
Assets	$3,415,413	$652,494	$72,421	$583,096	$—	$4,723,424

    Year ended January 30, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	All Other(1)		Totals
Sales	$4,867,124	$1,898,089	$16,886	$341,090		$—	$7,123,189
Merger and store closure	$49,706	$41,000	$—	$—	$		$90,706
Depreciation and amortization	$98,586	$20,093	$58	$8,191		$—	$126,928
Income/(loss) before income taxes	$381,900	$118,076	$(791)	$(17,077)		$(175,847)	$306,261
Capital expenditures	$333,021	$39,640	$1,072	$10,528		$—	$384,261
Assets	$2,886,114	$446,405	$2,047	$162,693		$—	$3,497,259

    Year ended January 31, 1998:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$3,854,745	$1,648,509	$3,706	$225,185	$—	$5,732,145
Merger expenses	$—	$—	$—	$—	$29,665	$29,665
Depreciation and amortization	$66,345	$18,760	$—	$5,609	$—	$90,714
Income/(loss) before income taxes	$319,939	$112,011	$(300)	$(8,049)	$(173,847)	$249,754
Capital expenditures	$208,304	$23,977	$—	$49,657	$—	$281,938
Assets	$2,432,696	$386,053	$—	$130,088	$—	$2,948,837

(1)
All other includes corporate general and administrative expenses and merger related costs in connection with the then proposed merger with Office Depot, Inc. for the fiscal year ended January 31, 1998.

Assets

	January 29, 2000	January 30, 1999
Total assets for reportable segments	$4,723,424	$3,497,259
Elimination of intercompany receivables	(124,229)	(89,664)
Elimination of intercompany investments	(753,119)	(228,329)

Total consolidated assets	$3,846,076	$3,179,266

Geographic Information

    Year ended January 29, 2000:

	Sales	Long-Lived Assets
North America	$8,452,777	$1,497,909
Europe	484,032	88,035

Consolidated Total	$8,936,809	$1,585,944

    Year ended January 30, 1999:

	Sales	Long-Lived Assets
North America	$6,782,099	$1,027,704
Europe	341,090	35,913

Consolidated Total	$7,123,189	$1,063,617

NOTE N  Consolidating Information

    Below is the consolidating financial information of Staples RD and Staples.com. The financial information reflects the businesses of Staples RD and Staples.com, including the allocation of all the Company's assets, liabilities, revenues, expense and cash flows between the two businesses in accordance with the Company's cash management and allocation policies adopted by the Board. Allocation policies adopted by the Board can be rescinded or amended at the sole discretion of the Board, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    Staples RD is comprised of Staples' retail stores, catalog businesses and contract stationer business and a retained interest in Staples.com. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, and StaplesLink.com.

    The allocation policies reflected in the following consolidating financial information are as follows:

  1.
  Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. Through the quarter ending October 30, 1999, permanently allocated funds to Staples.com of $32,878,000 were made to cover fixed asset and investment purchases through this time as well as operating cash flow losses through January 30, 1999. All transactions since such time have been treated as temporarily allocated funds. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for fiscal years 1999, 1998 and 1997.

  2.
  Revenue and Expenses:  Staples RD and Staples.com's sales and cost of sales are specifically identified based on the origination of the customer's ordering channel. In addition, shrink, obsolescence and other inventory costs are allocated to Staples.com based on Staples.com's share of such costs and distribution and delivery costs are allocated based on orders shipped by business unit. In general, marketing and advertising, call center, and general and administrative expenses are specific by nature and are directly incurred by the business units. A small number of shared costs are not directly attributable to a business unit and are allocated on an activity based cost method as described in item three below. Site development costs are specifically identifiable by business unit.

  3.
  Shared Services and Support Activities:  The cost of services shared by Staples RD and Staples.com, including general and administrative expenses, has been allocated between Staples RD and Staples.com based upon the use of such services. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of shared services, including support activities attributable between Staples RD or Staples.com. For example, for printed advertisements and commercials that include both Staples RD and Staples.com currently reimburses Staples RD for that amount of space or air time devoted to Staples.com, plus a proportionate part of the total cost of the rest of the advertisements or commercials based on varying metrics, such as the relative sales of Staples RD and Staples.com. In addition, Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Additionally, Staples RD holds accounts receivables for Staples.com. Staples RD maintains inventory to support Staples.com's inventory needs and processes receivable for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial information as part of interest and other expense and in Staples RD's financial information as a credit to interest and other expense.

  4.
  Taxes:  Federal income taxes, which are determined on a consolidated basis, are allocated between the businesses of Staples RD and Staples.com, and reflected in their respective financial information, in accordance with Staples' tax allocation policy. In general, this policy provides that the consolidated tax provision, deferred tax accounts and related tax payments or refunds, are allocated between Staples RD and Staples.com based principally upon the financial income, taxable income, credits and other amounts directly related to their respective businesses. Tax benefits that cannot be used by the business generating such attributes, but can be utilized on a consolidated basis, are allocated to the business that generated such benefits. As a result, the allocated business amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if Staples RD and Staples.com had filed separate tax returns. State income taxes generally are computed on a separate business basis.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,191,873	$1,578	$—	$2,193,451
Net funds allocated to Staples RD—temporary	—	23,660	(23,660)	—
Property and equipment, net	1,082,334	12,428	—	1,094,762
Investments	—	34,755	—	34,755
Funds allocated to Staples.com—permanent	32,878	—	(32,878)	—
Other assets	523,108	—	—	523,108

Total assets	$3,830,193	$72,421	$(56,538)	$3,846,076

Current liabilities	$1,447,438	$7,466	$—	$1,454,904
Net funds allocated from Staples.com—temporary	23,660	—	(23,660)	—
Long-term debt	500,903	—	—	500,903
Other long-term liabilities	61,456	—	—	61,456
Staples RD Stock	282	—	—	282
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,153,784	42,728	—	1,196,512
Funds allocated from Staples RD—permanent	—	32,878	(32,878)	—
Cumulative foreign currency translation adjustments	(4,473)	—	—	(4,473)
Unrealized gain/(loss) on investments	(44)	6,695	—	6,651
Retained earnings/(Accumulated deficit)	965,663	(17,354)	—	948,309
Treasury stock at cost	(318,476)	—	—	(318,476)

Total liabilities and stockholders' equity	$3,830,193	$72,421	$(56,538)	$3,846,076

CONDENSED CONSOLIDATING BALANCE SHEETS
January 30, 1999
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,063,067	$1,033	$—	$2,064,100
Property and equipment, net	839,275	1,014	—	840,289
Investments	—	—	—	—
Funds allocated to Staples.com—permanent	2,956	—	(2,956)	—
Other assets	274,877	—	—	274,877

Total assets	$3,180,175	$2,047	$(2,956)	$3,179,266

Current liabilities	$1,265,247	$85	$—	$1,265,332
Long-term debt	205,015	—	—	205,015
Other long-term liabilities	52,033	—	—	52,033
Staples RD Stock	277	—	—	277
Staples.com Stock	—	—	—	—
Additional paid-in capital	1,043,194	—	—	1,043,194
Funds allocated from Staples RD—permanent	—	2,956	(2,956)	—
Cumulative foreign currency translation adjustments	(11,675)	—	—	(11,675)
Unrealized gain/(loss) on investments	7	—	—	7
Retained earnings/(Accumulated deficit)	634,315	(994)	—	633,321
Treasury stock at cost	(8,238)	—	—	(8,238)

Total liabilities and stockholders' equity	$3,180,175	$2,047	$(2,956)	$3,179,266

CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended January 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$8,842,460	$94,349	$—	$8,936,809
Cost of goods sold and occupancy costs	6,647,769	73,794	—	6,721,563

Gross profit	2,194,691	20,555	—	2,215,246
Operating and other expenses:
Operating and selling	1,268,783	26,379	4,050	1,299,212
Pre-opening	16,485	—	—	16,485
Site development	—	4,050	(4,050)	—
General and administrative	337,719	16,341	—	354,060
Amortization of goodwill	12,014	—	—	12,014
Interest and other expense, net	16,499	602	—	17,101

Total operating and other expenses	1,651,500	47,372	—	1,698,872

Income/(loss) before income taxes	543,191	(26,817)	$—	516,374
Income tax expense/(benefit)	211,845	(10,459)	—	201,386

Net income/(loss)	$331,346	$(16,358)	$—	$314,988

CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended January 30, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$7,106,303	$16,886	$—	$7,123,189
Cost of goods sold and occupancy costs	5,384,202	12,721	—	5,396,923

Gross profit	1,722,101	4,165	—	1,726,266
Operating and other expenses:
Operating and selling	990,445	1,852	939	993,236
Pre-opening	13,836	—	—	13,836
Site development	—	939	(939)	—
General and administrative	299,187	1,931	—	301,118
Amortization of goodwill	3,739	—	—	3,739
Merger-related and integration costs	41,000	—	—	41,000
Store closure charge	49,706	—	—	49,706
Interest and other expense, net	17,136	234	—	17,370

Total operating and other expenses	1,415,049	4,956	—	1,420,005

Income/(loss) before income taxes and minority interest	307,052	(791)	—	306,261
Income tax expense/(benefit)	121,330	(304)	—	121,026

Net income/(loss) before minority interest	185,722	(487)	—	185,235
Minority interest	135	—	—	135

Net income/(loss)	$185,857	$(487)	$—	$185,370

CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended January 31, 1998
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$5,728,439	$3,706	$—	$5,732,145
Cost of goods sold and occupancy costs	4,374,915	2,775	—	4,377,690

Gross profit	1,353,524	931	—	1,354,455
Operating and other expenses:
Operating and selling	807,880	637	—	808,517
Pre-opening	9,443	—	—	9,443
Site development	—	—	—	—
General and administrative	225,001	586	—	225,587
Amortization of goodwill	3,581	—	—	3,581
Merger-related and integration costs	29,665	—	—	29,665
Interest and other expense, net	21,947	8	—	21,955

Total operating and other expenses	1,097,517	1,231	—	1,098,748

Income/(loss) before equity in loss of affiliates and income taxes	256,007	(300)	—	255,707
Equity in loss of affiliates	(5,953)	—	—	(5,953)

Income/(loss) before taxes	250,054	(300)	—	249,754
Income tax expense/(benefit)	81,924	—	—	81,924

Net income/(loss) before minority interest	168,130	(300)	—	167,830
Minority interest	84	—	—	84

Net income/(loss)	$168,214	$(300)	$—	$167,914

NOTE O  Guarantor Subsidiaries

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

NOTE P  Computation of Earnings per Common Share

    Subsequent to the approval of the tracking stock proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 for Staples, Inc. common stock and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Pro forma earnings/(loss) per share has been calculated to include a provision for income taxes on untaxed earnings of pooled S-Corporation. Staples.com's net loss per share has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000. (amounts in thousands, except for per share data):

	39 Weeks Ended October 30, 1999	13 Weeks Ended January 29, 2000
	Staples, Inc.	Staples RD	Staples.com
Historical Earnings Per Share
Numerator:
Net income	$195,591	$120,127	$(730)
Denominator:
Weighted-average shares	461,711,992	455,978,860	8,054,089

Performance accelerated restricted stock	221,936	12,571	—

Denominator for basic earnings per common share—weighted-average shares	461,933,928	455,991,431	8,054,089
Effect of dilutive securities:
Incremental and windfall shares	13,125,190	9,945,465	—
Performance accelerated restricted stock	—	1,131,386	—

Historical Earnings Per Share
Dilutive potential common shares	13,125,190	11,076,851	—

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	475,059,118	467,068,283	8,054,089
Basic earnings/(loss) per common share	$0.42	$0.26	$(0.09)

Diluted earnings/(loss) per common share	$0.41	$0.26	$(0.09)

	Staples, Inc.
	January 30, 1999	January 31, 1998
Historical Earnings Per Share
Numerator:
Net income	$185,370	$167,914
Effect of dilutive securities:
4 1/2% convertible debentures(a)	7,451	9,365

Numerator for diluted earnings per common share—income available to common stockholders after assumed conversion	$192,821	$177,279
Denominator:
Weighted-average shares	429,308,638	408,095,647
Performance accelerated restricted stock	2,314	2,330

Denominator for basic earnings per common share—weighted-average shares	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,648,979	12,769,769
Performance accelerated restricted stock	208,300	209,592
4 1/2% convertible debentures	25,856,165	30,681,819

Dilutive potential common shares	38,713,444	43,661,180

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	468,024,396	451,759,157

Basic earnings per common share	$0.43	$0.41

Diluted earnings per common share	$0.41	$0.39

Pro forma Earnings Per Share—Staples, Inc.
Numerator:
Historical Net Income	$185,370	$167,914
Pro forma provision for taxes on previously untaxed earnings of S-Corporation Income(b)	(1,814)	(14,786)

Pro forma net income	183,556	153,128
Effect of dilutive securities:
4 1/2% convertible debentures(a)	7,451	9,365

Numerator for diluted earnings per common share—pro forma income available to common stockholders after assumed conversion	$191,007	$162,493

Denominator:
Weighted-average shares	429,308,638	408,095,647
Performance accelerated restricted stock	2,314	2,330

Denominator for basic pro forma earnings per common share—weighted-average shares	429,310,952	408,097,977
Effect of dilutive securities:
Incremental and windfall shares	12,648,979	12,769,769
Performance accelerated restricted stock	208,300	209,592
4 1/2% convertible debentures	25,856,165	30,681,819

Dilutive potential common shares	38,713,444	43,661,180

Denominator for diluted earnings per common share —adjusted weighted-average shares and assumed conversion	468,024,396	451,759,157
Pro forma basic earnings per common share	$0.43	$0.38

Pro forma basic earnings per common share	$0.41	$0.36

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

(b)
Pro forma adjustment to reflect provision for income taxes on previously untaxed earnings of pooled S-Corporation.

NOTE Q Quarterly Summary (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 29, 2000	(In thousands, except per share amounts)
Sales	$2,072,066	$1,840,110	$2,393,811	$2,630,822
Gross Profit	494,753	454,559	594,247	671,687
Net income attributed to Staples, Inc. Stock	50,314	52,744	92,533
Net income attributed to Staples RD Stock				120,127
Net loss attributed to Staples.com Stock				(730)
Basic earnings/(loss) per common share
Net income per common share—Staples, Inc. Stock(1)	$0.11	$0.11	$0.20
Net income per common share—Staples RD Stock(1)				$0.26
Net loss per common share—Staples.com Stock(1)(6)				$(0.09)
Diluted earnings/(loss) per common share
Net income per common share—Staples, Inc. Stock(1)	$0.11	$0.11	$0.20
Net income per common share—Staples RD Stock(1)				$0.26
Net loss per common share—Staples.com Stock(1)(6)				$(0.09)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year Ended January 30, 1999	(In thousands, except per share amounts)
Sales	$1,670,611		$1,475,705		$1,899,770		$2,077,103
Gross Profit	388,015		354,925		475,913		538,534
Historical net income attributed to Staples, Inc. Stock	35,950		8,974	(2)	69,186		71,260	(4)
Pro forma net income attributed to Staples, Inc. Stock	34,136	(3)	8,974	(2)	69,186		71,260	(4)
Basic earnings per common share
Historical net income per common share—Staples, Inc. Stock	$0.09		$0.02	(2)	$0.16		$0.16	(4)
Pro forma net income per common share—Staples, Inc. Stock	$0.08	(5)	$0.02	(2)	$0.16	(5)	$0.16	(4)
Diluted earnings per common share
Historical net income per common share—Staples, Inc. Stock	$0.08	(5)	$0.02	(2)	$0.15	(5)	$0.15	(4)(5)
Pro forma net loss per common share—Staples, Inc. Stock	$0.08	(5)	$0.02	(2)	$0.15	(5)	$0.15	(4)(5)

(1)
Historical earnings per share is omitted for the fourth quarter of fiscal year ending January 29, 2000 for Staples, Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock as Staples RD Stock. In its place, historical earnings per share is presented for Staples RD Stock and Staples.com Stock for this period.

(2)
Net income for the quarter ended August 1, 1998 includes a pre-tax charge of $41,000 resulting from costs incurred in connection with the merger with Quill Corporation.

(3)
Pro forma net income includes the earnings of Quill with provision for income taxes on previously untaxed earnings of pooled S-Corporation income.

(4)
Net income for the quarter ended January 30, 1999 includes a pre-tax charge of $49,706 resulting from a store closure charge.

(5)
Earnings per share—assuming dilution is calculated considering the $300 million of 4 1/2% Convertible Subordinated Debentures as common stock equivalents for the entire quarter.

(6)
Net loss per share has been restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000.

NOTE R Subsequent Events

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