Form 10-Q/A
period 2000-04-29
STAPLES INC
filed 2000-07-19
CIK 791519

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

FORM 10-Q/A
STAPLES, INC.
April 29, 2000
TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29-30
Part II—Other Information	31
Signature	32

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

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A2 for the year ended January 29, 2000.

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
Quill Merger Related Integration Costs
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

    All of the above accruals will be utilized by the end of fiscal year 2000, except for accruals related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

Note E Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to close 58 stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49,706,000. At April 29, 2000, 13 stores were closed, and at January 29, 2000, 10 stores were closed. During the thirteen weeks ended April 29, 2000, the Company reversed the portion of the store closure charge related to 18 locations that the Company has either not yet reached an agreement to close or is no longer committed to closing due to changes in market conditions, unexpected landlord concessions and the Company's European acquisition. With respect to the remaining 27 stores, the Company has executed lease agreements for new stores and the corresponding old stores will be closed by July 2001. The following table is a rollforward of the store closure charges utilized and reversed during the thirteen weeks ended April 29, 2000 (in thousands):

	Balance at January 29, 2000	Charges utilized	Charges reversed	Balance at April 29, 2000
Lease Terminations	$29,322	$(388)	$(6,284)	$22,650
Legal and Settlement Costs	4,788	(56)	(966)	3,766

	$34,110	$(444)	$(7,250)	$26,416

    All of the above costs directly relate to long-term lease obligations which the Company is either in the process of obtaining subtenants for or attempting to cancel the lease. Accordingly, the Company believes that the remaining accruals will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note F Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, European Operations and Staples.com. Staples' North American Retail segment consists of the US and Canadian operating units that operate office supply stores. The Contact and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, each of which sells office products, supplies and services directly to businesses throughout the US and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com and its Canadian e-commerce business. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

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

    The following is a summary of significant accounts and balances by reportable segment for the thirteen weeks ended April 29, 2000 and May 1, 1999 (in thousands):

    Thirteen weeks ended April 29, 2000:

	N. American Retail(2)	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$1,683,051	$618,163	$75,363	$179,209	$—	$2,555,786
Depreciation and amortization	$34,186	$9,674	$2,418	$4,399	$—	$50,677
Income/(loss) before
income taxes	$125,127	$53,377	$(39,721)	$(7,401)	$(56,523)	$74,859
Capital expenditures	$58,164	$55,098	$4,346	$13,378	$—	$130,986
Assets	$3,339,750	$723,702	$256,175	$570,655	$—	$4,890,282

    Thirteen weeks ended May 1, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	All Other(1)	Totals
Sales	$1,407,821	$564,434	$11,692	$88,119	$—	$2,072,066
Depreciation and amortization	$26,117	$6,178	$82	$2,079	$—	$34,456
Income/(loss) before income taxes	$106,749	$38,815	$(3,391)	$(5,926)	$(53,765)	$82,482
Capital expenditures	$54,435	$140,287	$104	$2,766	$—	$197,592
Assets, at January 29, 2000	$3,415,413	$652,494	$72,421	$583,096	$—	$4,723,424

(1)
All other is composed of corporate general and administrative expenses.
(2)
Income/(Loss) before income taxes includes a $7,250,000 store closure credit.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    Asset Reconciliation:

	April 29, 2000	January 29, 2000
Total assets for reportable segments	$4,890,282	$4,723,424
Elimination of intercompany receivables	(156,439)	(124,229)
Elimination of intercompany investments	(753,119)	(753,119)

Total consolidated assets	$3,980,724	$3,846,076

    Geographic Information:

    Thirteen weeks ended April 29, 2000:

	Sales	Long-Lived Assets
North American	$2,376,577	$1,737,548
Europe	179,209	94,925

Consolidated Total	$2,555,786	$1,832,473

    Thirteen weeks ended May 1, 1999:

	Sales	Long-Lived Assets At January 29, 2000
North American	$1,983,947	$1,497,909
Europe	88,119	88,035

Consolidated Total	$2,072,066	$1,585,944

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G Consolidating Information

    Below is the consolidating financial information of Staples RD and Staples.com. The financial information reflects the businesses of Staples RD and Staples.com, including the allocation of all the Company's assets, liabilities, revenues, expenses and cash flows between the two businesses in accordance with the Company's cash management and allocation policies adopted by the Board. Allocation policies adopted by the Board can be rescinded or amended at the sole discretion of the Board, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

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

    The allocation policies reflected in the following consolidating financial information are as follows:

1.
Finance Activities: Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. Through the quarter ending October 30, 1999, permanently allocated funds to Staples.com of $32,878,000 were made to cover fixed asset and investment purchases through this time as well as operating cash flow losses through January 30, 1999. All transactions since such time have been treated as temporarily allocated funds. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the thirteen weeks ended April 29, 2000 and May 1, 1999.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.
Shared Services and Support Activities: The cost of services shared by Staples RD and Staples.com, including general and administrative expenses, has been allocated between Staples RD and Staples.com based upon the use of such services. Where determinations based on use alone were not practical, other methods and criteria were used to provide a reasonable allocation of the cost of shared services, including support activities attributable between Staples RD or Staples.com. For example, for printed advertisements and commercials that include both Staples RD and Staples.com, Staples.com currently reimburses Staples RD for that amount of space or air time devoted to Staples.com, plus a proportionate part of the total cost of the rest of the advertisements or commercials based on varying metrics, such as the relative sales of Staples RD and Staples.com. In addition, Staples RD sells inventory to Staples.com for resale. The cost per inventory unit purchased by Staples.com equals Staples RD's product cost. Additionally, Staples RD holds accounts receivable for Staples.com. Staples RD maintains inventory to support Staples.com's inventory needs and processes receivables for Staples.com. Staples RD charges Staples.com a carrying charge for use of their capital for these purposes as determined by the Board. The carrying charge is reflected in Staples.com's financial information as part of interest and other expense and in Staples RD's financial information as a credit to interest and other expense.

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

    On July 3, 2000, Staples settled an equity forward purchase agreement through the purchase of 2,600,000 shares of Staples RD Stock for approximately $78,700,000.

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

Results of Operations

  Sales

	13 Weeks Ended April 29, 2000	13 Weeks Ended May 1, 1999	Increase %
	(Amounts in thousands)
Segment
North American Retail	$1,683,051	$1,407,821	20%
Contract and Commercial	618,163	564,434	10%
European Operations	179,209	88,119	103%

Total Staples RD	2,480,423	2,060,374	20%
Total Staples.com	75,363	11,692	545%

Total Staples, Inc.	$2,555,786	$2,072,066	23%

    Worldwide comparable store and delivery hub sales were 10% for the thirteen weeks ended April 29, 2000. Worldwide comparable store sales increased 7% for the thirteen weeks ended April 29, 2000. Worldwide non-comparable store sales represented 51% of the total increase in sales for the thirteen weeks ended April 29, 2000. Staples had 1,194 open stores as of April 29, 2000 compared to 960 stores as of May 1, 1999 and 1,129 stores as of January 29, 2000. This includes 69 stores opened and four stores closed during the thirteen weeks ended April 29, 2000.

    Staples RD: Staples RD had 1,051 North American and 143 European open stores as of April 29, 2000 compared to 884 North American and 76 European open stores as of May 1, 1999. The Company increased its North American store base by 60 stores and its European store base by 5 stores during the thirteen weeks ended April 29, 2000. The Company's European Operations' results in the first quarter of fiscal 2000 also include the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999. In addition, the revenues for European Operations reflect a full quarter of sales for Quill in the United Kingdom which was rolled-out in March 1999. Sales for North American Contract and Commercial increased 10% for the thirteen weeks ended April 29, 2000. The increase reflects 15% revenue growth in Staples Direct division, which was driven by an increase in targeted customer marketing. Contract division sales grew 7% for the thirteen weeks ended April 29, 2000 as sales to new customers exceeded sales to lost customers. The increase in Contract sales for the thirteen weeks ended April 29, 2000 also reflects the acquisition of Staples Communications in February 1999.

    Staples.com: Sales increased 545% during the first quarter due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 143,500 repeat customers during the thirteen weeks ended April 29, 2000, and these customers accounted for over 57% of the total sales.

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

    Merger-Related and Integration Costs.  As discussed in Note D of the Financial Statements, during the thirteen weeks ended April 29, 2000, the Company utilized reserves of $2,064,000 related to the Quill merger, $3,228,000 related to the European Office Supply purchase and $1,340,000 related to the Claricom purchase. At April 29, 2000 the remaining accruals were $11,598,000 for the Quill merger, $16,694,000 for the European Office Supply purchase and $2,446,000 for the Claricom purchase. All of the remaining accruals will be utilized by the end of fiscal year 2000, except for accruals related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

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

Future Operating Results

    This quarterly report on Form 10-Q/A includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that they actually will achieve these plans, intentions or expectations disclosed in the forward looking statements made. Staples has included important factors in the cautionary statements below that Staples believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statement contained herein.

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

    On July 2, 1999, Staples entered into an equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of Staples common stock in connection with the annual stock option grant to employees and directors. Under the agreement, Staples could purchase 2,600,000 shares at an average price of $30.263 or elect to settle the contract on a net share basis in lieu of physical settlement. On July 3, 2000 Staples settled the equity forward agreement through the purchase of 2,600,000 shares of Staples RD Stock for approximately $78,700,000.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5—Not applicable

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

4.1
Indenture, dated as of May 24, 2000, for the $175,000,000 floating rate notes due on November 26, 2001, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and the Chase Manhattan Bank.*

27.1
Financial Data Schedule.

(b)
Reports on Form 8-K

    Not Applicable

*
Previously filed with the Commission on June 16, 2000 as an exhibit to the Form 10-Q for the thirteen weeks ended April 29, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STAPLES, INC.

Date: July 18, 2000	By: /s/ John J. Mahoney John J. Mahoney Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q/A STAPLES, INC. April 29, 2000 TABLE OF CONTENTS
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