Form 10-Q
period 2000-07-29
STAPLES INC
filed 2000-09-11
CIK 791519

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: July 29, 2000

Commission File Number: 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2896127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes /x/  No / /

The registrant had 454,094,345 shares of Staples Retail and Delivery Common Stock and 13,867,564 shares of Staples.com Common Stock, both par value $.0006, outstanding as of September 7, 2000.

FORM 10-Q
STAPLES, INC.
July 29, 2000

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6–22
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Part II—Other Information	34
Signature	35

ITEM 1

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	July 29, 2000 (Unaudited)	January 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$77,525	$110,483
Short-term investments	1,049	1,071
Merchandise inventories	1,676,571	1,607,516
Receivables, net	445,564	360,901
Deferred income taxes	26,941	39,730
Prepaid expenses and other current assets	82,104	73,750

Total current assets	2,309,754	2,193,451
Property and Equipment:
Land and buildings	346,281	328,994
Leasehold improvements	501,649	442,119
Equipment	612,542	547,309
Furniture and fixtures	327,579	286,260

Total property and equipment	1,788,051	1,604,682
Less accumulated depreciation and amortization	602,104	509,920

Net property and equipment	1,185,947	1,094,762
Other Assets:
Lease acquisition costs, net of amortization	63,934	68,832
Investments	152,150	34,755
Goodwill, net of amortization	385,927	387,595
Deferred income taxes	16,068	34,912
Other	37,893	31,769

Total other assets	655,972	557,863

	$4,151,673	$3,846,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$907,418	$897,523
Accrued expenses and other current liabilities	481,765	545,162
Debt maturing within one year	34,065	12,219

Total current liabilities	1,423,248	1,454,904
Long-Term Debt	826,568	500,903
Other Long-Term Obligations	66,588	61,456
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; shares issued: 473,801,951 at July 29, 2000 and 470,752,253 shares at January 29, 2000; outstanding: 453,710,214 shares at July 29, 2000 and 457,083,510 shares at January 29, 2000	283	282
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; issued: 14,084,239 shares at July 29, 2000 and 13,626,093 at January 29, 2000; outstanding: 13,867,241 shares at July 29, 2000 and 13,626,093 at January 29, 2000	9	8
Additional paid-in capital	1,233,144	1,196,512
Cumulative foreign currency translation adjustments	(7,335)	(4,473)
Unrealized gain on investments	41,045	6,651
Retained earnings	1,035,035	948,309
Less: Staples RD treasury stock at cost, 20,091,737 shares at July 29, 2000 and 13,668,743 shares at January 29, 2000	(466,207)	(318,476)
Staples.com treasury stock at cost, 216,998 shares at July 29, 2000 and 0 shares at January 29, 2000	(705)	—

Total stockholders' equity	1,835,269	1,828,813

	$4,151,673	$3,846,076

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 26 Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Sales	$2,201,297	$1,840,110	$4,757,083	$3,912,176
Cost of goods sold and occupancy costs	1,654,633	1,385,551	3,600,772	2,962,864

Gross profit	546,664	454,559	1,156,311	949,312
Operating and other expenses:
Operating and selling	361,796	271,275	781,153	587,004
Pre-opening	6,545	4,899	14,528	9,407
General and administrative	90,714	84,972	195,700	173,303
Amortization of goodwill	3,523	2,971	7,095	5,258
Store closure credit	—	—	(7,250)	—
Interest and other expense, net	11,952	3,976	18,092	5,392

Total operating and other expenses	474,530	368,093	1,009,318	780,364

Income before income taxes	72,134	86,466	146,993	168,948
Income tax expense	29,575	33,722	60,267	65,890

Net income	$42,559	$52,744	$86,726	$103,058

Net income (loss) attributed to:
Staples, Inc. Stock	$—	$52,744	$—	$103,058
Staples RD Stock	44,571	—	91,580	—
Staples.com Stock	(2,012)	—	(4,854)	—

	$42,559	$52,744	$86,726	$103,058

Basic earnings per common share
Net income per common share— Staples, Inc. Stock		$0.11		$0.22

Net income per common share— Staples RD Stock	$0.10		$0.20

Net loss per common share— Staples.com Stock	$(0.14)		$(0.35)

Diluted earnings per common share
Net income per common share— Staples, Inc. Stock		$0.11		$0.22

Net income per common share— Staples RD Stock	$0.10		$0.20

Net loss per common share— Staples.com Stock	$(0.14)		$(0.35)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	(Unaudited) 26 Weeks Ended
	July 29, 2000	July 31, 1999
Operating Activities:
Net income	$86,726	$103,058
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	109,360	81,577
Store closure credit	(7,250)	—
Expense from 401K and PARS stock contribution	4,478	8,460
Deferred income tax (benefit)/expense	7,135	(6,208)
Change in assets and liabilities, net of companies acquired using purchase accounting:
Increase in merchandise inventories	(85,531)	(170,321)
Increase in receivables	(88,184)	(136,723)
Increase in prepaid expenses and other assets	(21,184)	(977)
Increase/(Decrease) in accounts payable, accrued expenses and other current liabilities	(20,944)	32,566
Increase in other long-term obligations	5,851	2,863

	(96,269)	(188,763)

Net cash used in operating activities	(9,543)	(85,705)
Investing Activities:
Acquisition of property and equipment	(199,392)	(145,841)
Acquisition of businesses, net of cash acquired	—	(137,625)
Proceeds from sales and maturities of short-term investments	74	32,765
Purchase of short-term investments	—	(16,651)
Purchase of long-term investments	(58,782)	(20,906)
Other	(226)	88

Net cash used in investing activities	(258,326)	(288,170)
Financing Activities:
Proceeds from sale of capital stock	23,982	25,243
Proceeds from borrowings	2,343,485	316,984
Payments on borrowings	(1,984,364)	(248,326)
Settlement of equity forward purchase agreement	(78,684)	—
Purchase of treasury stock	(66,736)	(78,246)

Net cash provided by financing activities	237,683	15,655
Effect of exchange rate changes on cash	(2,772)	227
Net decrease in cash and cash equivalents	(32,958)	(357,993)
Cash and cash equivalents at beginning of period	110,483	357,993

Cash and cash equivalents at end of period	$77,525	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). These financial statements for the periods covering the thirteen and twenty-six weeks ending July 29, 2000 (also referred to as the "second quarter of 2000" and "first half of 2000", respectively), and the periods covering the thirteen and twenty-six weeks ending July 31, 1999 (also referred to as the "second quarter of 1999" and "first half of 1999", respectively). All intercompany accounts and transactions are eliminated in consolidation.

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

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. At July 29, 2000 and July 31, 1999, Staples RD had a retained interest in Staples.com of 89% and 100%, respectively. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results as presented in Note I of the Consolidated Financial Statements reflect the effect of the application of certain cash management and allocation polices adopted by the Board of Directors of Staples (the "Board").

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B Comprehensive Income/(Loss)

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income which includes net

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the second quarter of 2000 and first half of 2000, total comprehensive income/(loss) amounted to approximately ($18,835,000) and $118,258,000, respectively, compared to approximately $48,453,000 and $101,920,000, for the corresponding periods in 1999.

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

    In February 2000, Staples completed an investment in Paperexhange.com of approximately $5,000,000, representing an ownership percentage at July 29, 2000 of approximately 1.0%. Paperexchange.com operates a global e-commerce marketplace for the pulp and paper industry. Also, in February 2000, Staples completed an investment in BizBuyer.com of approximately $19,000,000, representing an ownership percentage at July 29, 2000 of approximately 12%. BizBuyer.com is a business-to-business marketplace where buyers and sellers connect to buy and sell products and services.

    In March 2000, Register.com, an investment initially recorded at cost by Staples of approximately $33,000,000, completed an initial public offering of its common stock. At July 29, 2000, Staples owned approximately 2,312,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized gain of approximately $71,000,000. As of July 29, 2000, Staples had an ownership percentage of approximately 7.5%.

    In June 2000, Staples completed an investment in ICG Commerce of approximately $2,600,000 representing an ownership percentage at July 29, 2000 of approximately 1.0%. ICG Commerce is a comprehensive online procurement service provider for businesses.

    In July 2000, Staples completed an investment in NowDocs™, Inc. of approximately $6,000,000, representing an ownership percentage at July 29, 2000 of approximately 10%. NowDocs™, Inc. provides businesses with the ability to upload files for virtual storage and obtain digital printing and binding of documents that can be delivered in a variety of ways.

    The following is a summary of equity investments as of July 29, 2000 and January 29, 2000 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
July 29, 2000	$82,562	$69,588	$152,150

January 29, 2000	$23,780	$10,975	$34,755

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note D Long-Term Debt and Credit Agreements

Long-Term Debt:

    On May 3, 2000, Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries, and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. As of July 29, 2000 the principal was $295,290,000 in Canadian dollars at an interest rate of 6.445%.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.67% at July 29, 2000, and are due on November 26, 2001.

Credit Agreement:

    On June 26, 2000, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200,000,000 of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $100,000,000, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios, and this rate was approximately 6.62% at July 29, 2000. The agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets. As of July 29, 2000, no borrowings were outstanding under this revolving credit facility.

Note E Business Acquisitions

    During fiscal years 1999 and 1998, Staples made three acquisitions: Quill Corporation on May 21, 1998, Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, on February 26, 1999 and the European Office Supply Companies, which includes Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999. At the time of each acquisition the Company recorded a liability for restructuring, merger-related and integration costs. The activity impacting these liabilities during the first half of 2000 is summarized in the table below (in thousands):

	Balance at January 29, 2000	Charges utilized	Balance at July 29, 2000
Quill Merger Related and Integration Costs
Transaction Costs	$208	$(208)	$—
Contract and Lease Termination	12,985	(6,286)	6,699
Other	469	(30)	439

	$13,662	$(6,524)	$7,138

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

European Office Supply Purchase Price Adjustment
Transaction Costs	$514	$(514)	$—
Incremental Employee	7,165	(1,293)	5,872
Contract and Lease Termination	6,948	(323)	6,625
Other	5,295	(2,896)	2,399

	$19,922	$(5,026)	$14,896

Claricom Purchase Price Adjustment
Incremental Employee	$3,770	$(1,502)	$2,268
Other	16	—	16

	$3,786	$(1,502)	$2,284

    All of the above costs will be utilized by the end of fiscal year 2000, except for costs related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

Note F Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49,706,000. At July 29, 2000, 19 stores were closed, and at January 29, 2000, 10 stores were closed. During the first half of 2000, the Company reversed the portion of the store closure charge related to 18 locations that the Company has either not yet reached an agreement to close or is no longer committed to closing due to changes in market conditions, unexpected landlord concessions and the Company's European acquisition. With respect to the remaining 21 stores, the Company executed lease agreements for new stores and the corresponding old stores will be closed by July 2001. The following table is a rollforward of the store closure charges utilized and reversed during the first half of 2000 (in thousands):

	Balance at January 29, 2000	Charges utilized	Charges reversed	Balance at July 29, 2000
Lease Terminations	$29,322	$(2,956)	$(6,284)	$20,082
Legal and Settlement Costs	4,788	(187)	(966)	3,635

	$34,110	$(3,143)	$(7,250)	$23,717

    All of the above costs directly relate to long-term lease obligations which the Company is either in the process of obtaining subtenants for or attempting to cancel the lease. Accordingly, the Company believes that the remaining balance will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, European Operations and Staples.com. Staples' North American Retail segment consists of the US and Canadian operating units that operate office supply stores. The Contact and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, each of which sells office products, supplies and services directly to businesses throughout the US and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

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

    The following is a summary of significant accounts and balances by reportable segment for the second quarter of 2000 and first half of 2000 and for the corresponding periods in 1999 (in thousands):

Thirteen weeks ended July 29, 2000:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$1,374,463	$583,450	$95,692	$147,692	$2,201,297
Depreciation and amortization	$35,387	$9,732	$1,253	$4,305	$50,677
Income/(loss) before income taxes	$69,252	$45,255	$(29,781)	$(12,592)	$72,134

Thirteen weeks ended July 31, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$1,183,168	$562,562	$15,610	$78,770	$1,840,110
Depreciation and amortization	$35,801	$8,411	$109	$2,800	$47,121
Income/(loss) before income taxes	$65,790	$38,999	$(2,684)	$(15,639)	$86,466

Twenty-six weeks ended July 29, 2000:

	N. American Retail(1)	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$3,057,514	$1,201,613	$171,055	$326,901	$4,757,083
Depreciation and amortization	$78,558	$19,196	$2,901	$8,705	$109,360
Income/(loss) before income taxes	$153,402	$85,358	$(69,503)	$(22,264)	$146,993
Capital expenditures	$159,744	$18,901	$63,077	$16,452	$258,174

(1)
Income/(Loss) before income taxes includes a $7,250,000 store closure credit

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Twenty-six weeks ended July 31, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$2,590,989	$1,126,995	$27,302	$166,890	$3,912,176
Depreciation and amortization	$60,491	$15,659	$180	$5,247	$81,577
Income/(loss) before income taxes	$134,367	$64,544	$(6,075)	$(23,888)	$168,948
Capital expenditures	$125,834	$145,406	$24,523	$8,609	$304,372

Assets:

	July 29, 2000	January 29, 2000
N. American Retail	$3,610,909	$3,415,413
Contract & Commercial	732,475	652,494
Staples.com	168,156	72,421
European Operations	585,963	583,096

Totals	5,097,503	4,723,424
Elimination of Intercompany Receivables	(192,711)	(124,229)
Elimination of Intercompany Investments	(753,119)	(753,119)

Totals	$4,151,673	$3,846,076

Geographic Information:

Sales:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
North America	$2,053,605	$1,761,340	$4,430,182	$3,745,286
Europe	147,692	78,770	326,901	166,890

Totals	$2,201,297	$1,840,110	$4,757,083	$3,912,176

Long-Lived Assets:

	July 29, 2000	January 29, 2000
North America	$1,691,183	$1,497,909
Europe	96,775	88,035

Totals	$1,787,958	$1,585,944

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note H Guarantor Subsidiaries

    The 7.125% senior notes due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

    Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$(9,460)	$36,729	$51,305	$—	$78,574
Merchandise inventories	1,793	1,304,672	370,106	—	1,676,571
Other current assets and Intercompany	632,540	450,892	626,803	(1,155,626)	554,609

Total current assets	624,873	1,792,293	1,048,214	(1,155,626)	2,309,754
Net property, equipment and other assets	508,246	1,016,176	1,070,615	(753,118)	1,841,919

Total assets	$1,133,119	$2,808,469	$2,118,829	$(1,908,744)	$4,151,673

Total current liabilities	$(110,217)	$841,671	$354,820	$336,974	$1,423,248
Total long-term liabilities	618,892	241,970	32,294	—	893,156
Total stockholders' equity	624,444	1,724,828	1,731,715	(2,245,718)	1,835,269

Total liabilities and stockholders' equity	$1,133,119	$2,808,469	$2,118,829	$(1,908,744)	$4,151,673

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$23,577	$24,677	$63,300	$—	$111,554
Merchandise inventories	(925)	1,239,768	368,673	—	1,607,516
Other current assets and Intercompany	661,084	453,630	553,570	(1,193,903)	474,381

Total current assets	683,736	1,718,075	985,543	(1,193,903)	2,193,451
Net property, equipment and other assets	482,668	866,446	1,056,632	(753,121)	1,652,625

Total assets	$1,166,404	$2,584,521	$2,042,175	$(1,947,024)	$3,846,076

Total current liabilities	$84,699	$743,733	$347,062	$279,410	$1,454,904
Total long-term liabilities	300,908	238,961	22,490	—	562,359
Total stockholders' equity	780,797	1,601,827	1,672,623	(2,226,434)	1,828,813

Total liabilities and stockholders' equity	$1,166,404	$2,584,521	$2,042,175	$(1,947,024)	$3,846,076

Condensed Consolidated Statement of Income
For the thirteen weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,604,700	$596,597	$2,201,297
Cost of goods sold and occupancy costs	226	1,209,280	445,127	1,654,633

Gross profit	(226)	395,420	151,470	546,664
Operating and other expenses	24,405	325,021	125,104	474,530

Income/(loss) before income taxes	(24,631)	70,399	26,366	72,134
Income tax expense	—	21,130	8,445	29,575

Net income/(loss)	$(24,631)	$49,269	$17,921	$42,559

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Income
For the thirteen weeks ended July 31, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,372,395	$467,715	$1,840,110
Cost of goods sold and occupancy costs	169	1,038,507	346,875	1,385,551

Gross profit	(169)	333,888	120,840	454,559
Operating and other expenses	7,855	266,877	93,361	368,093

Income/(loss) before income taxes	(8,024)	67,011	27,479	86,466
Provision/(Benefit) for income taxes	(3,386)	26,171	10,937	33,722

Net income/(loss)	$(4,638)	$40,840	$16,542	$52,744

Condensed Consolidated Statement of Income
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,475,674	$1,281,409	$4,757,083
Cost of goods sold and occupancy costs	421	2,635,669	964,682	3,600,772

Gross profit	(421)	840,005	316,727	1,156,311
Operating and other expenses	42,685	716,461	250,172	1,009,318

Income/(loss) before income taxes	(43,106)	123,544	66,555	146,993
Income tax expense	—	39,055	21,212	60,267

Net income/(loss)	$(43,106)	$84,489	$45,343	$86,726

Condensed Consolidated Statement of Income
For the twenty-six weeks ended July 31, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,942,037	$970,139	$3,912,176
Cost of goods sold and occupancy costs	341	2,238,588	723,935	2,962,864

Gross profit	(341)	703,449	246,204	949,312
Operating and other expenses	16,365	576,641	187,358	780,364

Income/(loss) before income taxes	(16,706)	126,808	58,846	168,948
Provision/(Benefit) for income taxes	(6,181)	52,010	20,061	65,890

Net income/(loss)	$(10,525)	$74,798	$38,785	$103,058

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by/(used in) operating activities	$(233,742)	$190,768	$33,431	$(9,543)
Investing Activities:
Acquisition of property, equipment and lease rights	(26,525)	(119,579)	(53,288)	(199,392)
Other	—	(59,008)	74	(58,934)

Cash used in investing activities	(26,525)	(178,587)	(53,214)	(258,326)
Financing Activities:
Payments on borrowings	(1,984,364)	—	—	(1,984,364)
Other	2,211,594	(129)	10,582	2,222,047

Cash provided by/(used in) financing activities	227,230	(129)	10,582	237,683
Effect of exchange rate changes on cash	—	—	(2,772)	(2,772)

Net (decrease)/increase in cash	(33,037)	12,052	(11,973)	(32,958)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(9,460)	$36,729	$50,256	$77,525

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended July 31, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(70,182)	$(7,884)	$(7,639)	$(85,705)
Investing Activities:
Acquisition of property, equipment and lease rights	(29,591)	(79,899)	(36,351)	(145,841)
Other	(110,367)	87,464	(119,426)	(142,329)

Cash (used in)/provided by investing activities	(139,958)	7,565	(155,777)	(288,170)
Financing Activities:
Payments on borrowings	(234,505)	—	(13,821)	(248,326)
Other	230,543	—	33,438	263,981

Cash provided by/(used) in financing activities	(3,962)	—	19,617	15,655
Effect of exchange rate changes on cash	—	—	227	227

Net decrease in cash	(214,102)	(319)	(143,572)	(357,993)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$5,324	$16,029	$(21,353)	$—

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note I Consolidating Information

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

    The allocation policies reflected in the following consolidating financial information are as follows:

  1.
  Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis, which was 6% for the first half of 2000 and 1999. Through the quarter ending October 30, 1999, permanently allocated funds to Staples.com of $32,878,000 were made to cover fixed asset and investment purchases through this time as well as operating cash flow losses through January 30, 1999. During the quarter ending July 29, 2000, $30,191,000 of previously classified temporarily allocated funds were converted to permanently allocated funds by the Board. For the quarter ending July 29, 2000, permanently allocated funds to Staples.com of $25,182,000 were made to cover operating cash flow losses, fixed asset and investment purchases and the repurchase of previously exercised employee stock options. The remaining balance in temporarily allocated funds represents the deferred tax liability on the net unrealized gain on Staples.com's equity investments.

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

  5.
  Employee Benefits:  Staples RD and Staples.com participate in the following Staples employee benefit plans: an Employee Stock Purchase Pan, an Employee 401(k) Savings Plan, a Supplemental Executive Retirement Plan and a contributory Medical and Dental Plan. The costs of these plans are allocated based on the benefits received under the plans by the employees comprising Staples RD and Staples.com or such other basis as Staples' management believes to be an equitable and reasonable estimate of such costs.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
July 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,307,549	$2,205	$—	$2,309,754
Net funds allocated to Staples.com—temporary	28,531	—	(28,531)	—
Property and equipment, net	1,167,090	18,857	—	1,185,947
Investments	5,056	147,094	—	152,150
Funds allocated to Staples.com—permanent	88,251	—	(88,251)	—
Other assets	503,822	—	—	503,822

Total assets	$4,100,299	$168,156	$(116,782)	$4,151,673

Current liabilities	$1,398,654	$24,594	$—	$1,423,248
Net funds allocated from Staples RD—temporary	—	28,531	(28,531)	—
Long-term debt	826,568	—	—	826,568
Other long-term liabilities	66,588	—	—	66,588
Staples RD Stock	283	—	—	283
Staples.com Stock	—	9	—	9
Additional paid-in capital	1,188,369	44,775	—	1,233,144
Funds allocated from Staples RD—permanent	—	88,251	(88,251)	—
Cumulative foreign currency translation adjustments	(7,337)	2	—	(7,335)
Unrealized gain/(loss) on investments	(12)	41,057	—	41,045
Retained earnings/(Accumulated deficit)	1,093,393	(58,358)	—	1,035,035
Treasury stock at cost	(466,207)	(705)	—	(466,912)

Total liabilities and stockholders' equity	$4,100,299	$168,156	$(116,782)	$4,151,673

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,191,873	$1,578	$—	$2,193,451
Net Funds allocated to Staples RD, temporary	—	23,660	(23,660)	—
Property and equipment, net	1,082,334	12,428	—	1,094,762
Investments	—	34,755	—	34,755
Funds allocated to Staples.com—permanent	32,878	—	(32,878)	—
Other assets	523,108	—	—	523,108

Total assets	$3,830,193	$72,421	$(56,538)	$3,846,076

Current liabilities	$1,447,438	$7,466	$—	$1,454,904
Net funds allocated from Staples.com—temporary	23,660	—	(23,660)	—
Long-term debt	500,903	—	—	500,903
Other long-term liabilities	61,456	—	—	61,456
Staples RD Stock	282	—	—	282
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,153,784	42,728	—	1,196,512
Funds allocated from Staples RD—permanent	—	32,878	(32,878)	—
Cumulative foreign currency translation adjustments	(4,473)	—	—	(4,473)
Unrealized gain/(loss) on investments	(44)	6,695	—	6,651
Retained earnings/(Accumulated deficit)	965,663	(17,354)	—	948,309
Treasury stock at cost	(318,476)	—	—	(318,476)

Total liabilities and stockholders' equity	$3,830,193	$72,421	$(56,538)	$3,846,076

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended July 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,105,605	$95,692	$—	$2,201,297
Cost of goods sold and occupancy costs	1,579,453	75,180	—	1,654,633

Gross profit	526,152	20,512	—	546,664
Operating and other expenses:
Operating and selling	320,448	33,021	8,327	361,796
Pre-opening	6,545	—	—	6,545
Site development	—	8,327	(8,327)	—
General and administrative	82,401	8,313	—	90,714
Amortization of goodwill	3,523	—	—	3,523
Store closure credit	—	—	—	—
Interest and other expense, net	11,320	632	—	11,952

Total operating and other expenses	424,237	50,293	—	474,530

Income/(Loss) before income taxes	101,915	(29,781)	—	72,134
Income tax expense/(benefit)	41,785	(12,210)	—	29,575

Net income/(loss)	$60,130	$(17,571)	$—	$42,559

CONDSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended July 31, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$1,824,500	$15,610	$—	$1,840,110
Cost of goods sold and occupancy costs	1,373,576	11,975	—	1,385,551

Gross profit	450,924	3,635	—	454,559
Operating and other expenses:
Operating and selling	267,578	3,096	601	271,275
Pre-opening	4,899	—	—	4,899
Site development	—	601	(601)	—
General and administrative	82,521	2,451	—	84,972
Amortization of goodwill	2,971	—	—	2,971
Interest and other expense, net	3,805	171	—	3,976

Total operating and other expenses	361,774	6,319	—	368,093

Income/(Loss) before income taxes	89,150	(2,684)	—	86,466
Income tax expense/(benefit)	34,769	(1,047)	—	33,722

Net income/(loss)	$54,381	$(1,637)	$—	$52,744

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$4,586,028	$171,055	$—	$4,757,083
Cost of goods sold and occupancy costs	3,464,985	135,787	—	3,600,772

Gross profit	1,121,043	35,268	—	1,156,311
Operating and other expenses:
Operating and selling	699,358	65,815	15,980	781,153
Pre-opening	14,528	—	—	14,528
Site development	—	15,980	(15,980)	—
General and administrative	173,896	21,804	—	195,700
Amortization of goodwill	7,095	—	—	7,095
Store closure credit	(7,250)	—	—	(7,250)
Interest and other expense, net	16,920	1,172	—	18,092

Total operating and other expenses	904,547	104,771	—	1,009,318

Income/(Loss) before income taxes	216,496	(69,503)	—	146,993
Income tax expense/(benefit)	88,763	(28,496)	—	60,267

Net income/(loss)	$127,733	$(41,007)	$—	$86,726

CONDSOLIDATING STATEMENTS OF INCOME
For the twenty-six weeks ended July 31, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$3,884,874	$27,302	$—	$3,912,176
Cost of goods sold and occupancy costs	2,941,867	20,997	—	2,962,864

Gross profit	943,007	6,305	—	949,312
Operating and other expenses:
Operating and selling	579,213	6,672	1,119	587,004
Pre-opening	9,407	—	—	9,407
Site development	—	1,119	(1,119)	—
General and administrative	169,007	4,296	—	173,303
Amortization of goodwill	5,258	—	—	5,258
Interest and other expense, net	5,099	293	—	5,392

Total operating and other expenses	767,984	12,380	—	780,364

Income/(Loss) before income taxes	175,023	(6,075)	—	168,948
Income tax expense/(benefit)	68,259	(2,369)	—	65,890

Net income/(loss)	$106,764	$(3,706)	$—	$103,058

Note J Equity Forward Purchase Agreement

    In July 2000. Staples settled its forward equity purchase agreement through the purchase of 2,600,000 shares of Staples RD Stock for approximately $78,700,000.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note K Computation of Earnings Per Common Share

    Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share include such effects. Subsequent to the approval of the Tracking Stock Proposal on November 9, 1999, the Company has calculated earnings per share under the two class method. Accordingly, earnings per share has been presented for Staples, Inc. common stock for the second quarter of 1999 and first half of 1999 and Staples RD Stock and Staples.com Stock for the second quarter of 2000 and first half of 2000. Also, net loss per share for Staples.com Stock has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective April 5, 2000. The computation of earnings/(loss) per common share for the for the second quarter of 2000 and first half of 2000 and for the corresponding periods in 1999 is as follows (in thousands, except per share data):

			13 Weeks Ended July 31, 1999 Staples, Inc.
	13 Weeks Ended July 29, 2000
	Staples RD	Staples.com
Numerator:
Net income/(loss) before adjustment for equity loss	$60,130	$(17,571)	$52,744
Adjustment for Staples.com losses attributed to Staples RD Stock	(15,559)	15,559	—

Net income/(loss) attributed to each class of stock	44,571	(2,012)	52,744
Denominator:
Weighted-average shares—Basic	455,183	14,075	462,422
Weighted-average shares—Diluted	462,819	14,075	476,032
Basic earnings/(loss) per common share	$0.10	$(0.14)	$0.11

Diluted earnings/(loss) per common share	$0.10	$(0.14)	$0.11

			26 Weeks Ended July 31, 1999 Staples, Inc.
	26 Weeks Ended July 29, 2000
	Staples RD	Staples.com
Numerator:
Net income/(loss) before adjustment for equity loss	$127,733	$(41,007)	$103,058
Adjustment for Staples.com losses attributed to Staples RD Stock	(36,153)	36,153	—

Net income/(loss) attributed to each class of stock	91,580	(4,854)	103,058
Denominator:
Weighted-average shares—Basic	455,805	13,938	462,627
Weighted-average shares—Diluted	464,004	13,938	476,417
Basic earnings/(loss) per common share	$0.20	$(0.35)	$0.22

Diluted earnings/(loss) per common share	$0.20	$(0.35)	$0.22

ITEM 2.

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

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a retained interest in Staples.com of 89% for the first half of 2000 and 100% for the first half of 1999. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

    Staples RD's and Staples.com's separate operating results, as presented in Note I of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation polices adopted by the Board. While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples RD and Staples.com been operating as independent companies. Staples.com has relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

financial position is not necessarily indicative of the financial position that would have resulted had Staples.com been operating as an independent company. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties. Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

Results of Operations

  Sales

	13 Weeks Ended July 29, 2000	13 Weeks Ended July 31, 1999	Increase %
	(Amounts in thousands)
North American Retail	$1,374,463	$1,183,168	16%
Contract and Commercial	583,450	562,562	4%
European Operations	147,692	78,770	87%

Total Staples RD	2,105,605	1,824,500	15%
Total Staples.com	95,692	15,610	513%

Total Staples, Inc.	$2,201,297	$1,840,110	20%

	26 Weeks Ended July 29, 2000	26 Weeks Ended July 31, 1999	Increase %
	(Amounts in thousands)
North American Retail	$3,057,514	$2,590,989	18%
Contract and Commercial	1,201,613	1,126,995	7%
European Operations	326,901	166,890	96%

Total Staples RD	4,586,028	3,884,874	18%
Total Staples.com	171,055	27,302	527%

Total Staples, Inc.	$4,757,083	$3,912,176	22%

    Total worldwide comparable sales increased 10% for both the second quarter and first

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

half of 2000. Comparable sales include stores open for more than one year plus the Commercial business ("Staples Direct") and the Staples.com site. Worldwide comparable store sales increased 6% for the second quarter of 2000 and 7% for first half of 2000. Worldwide non-comparable store sales represented 49% of the increase in total company sales for the second quarter of 2000 and 47% for first half of 2000. Staples had 1,254 open stores as of July 29, 2000 compared to 1,009 stores as of July 31, 1999 and 1,129 stores as of January 29, 2000. This includes 60 stores opened and no stores closed during the second quarter of 2000.

    Staples RD:  Staples RD had 1,105 North American open stores as of July 29, 2000 compared to 930 North American open stores as of July 31, 1999. The Company increased its North American store base by 54 stores during the second quarter of 2000 and 116 stores during the first half of 2000. The increase in sales for Staples North American Retail division were achieved despite increased personal computer and software sales related to the Microsoft Office 2000® and Microsoft Network promotions that were offered during the second quarter of 1999 for which there was no similar event in the second quarter of 2000. Sales for Contract and Commercial increased 4% for the second quarter of 2000 and increased 7% for the first half of 2000. The increase reflects revenue growth in Staples Direct of 12% for the second quarter of 2000 and 14% growth for the first half of 2000 driven by an increase in targeted customer marketing. Contract division sales, which includes Contract, Quill and Staples Communications, were flat for the second quarter of 2000 and increased 3% for the first half of 2000, reflecting the negative effect of the migration of customers to the Internet sites of StaplesLink.com, and Quill.com. Growth in this division would have been 9% for the second quarter of 2000 and 11% for the first half of 2000 if the revenues from StaplesLink.com, and Quill.com were included. Contract division sales also reflect a decline in the sales performance of Staples Communications.

    Staples RD had 149 European open stores as of July 29, 2000 compared to 79 European open stores as of July 31, 1999. The Company increased its European store base by 6 stores during the second quarter of 2000 and by 13 stores during the first half of 2000. The Company's European Operations results for the second quarter of 2000 and first half of 2000 also include the October 1999 acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany.

    Staples.com:  Sales increased 513% during the second quarter of 2000 and 527% during the first half of 2000 due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 179,100 repeat customers during the second quarter of 2000 and approximately 322,600 repeat customers during the first half of 2000, and these repeat customers accounted for over 63% of the total sales during the second quarter of 2000.

    Gross Profit.  Gross profit as a percentage of sales was 24.8% for the second quarter of 2000 and 24.3% for the first half of 2000 as compared to 24.7% and 24.3% for the corresponding periods in 1999. This gross profit rate was maintained through lower product costs from vendors, increased buying efficiencies, continued supply chain enhancements and the leveraging of fixed distribution center and delivery costs over a larger sales base offset by increased price reductions.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales to 16.4% in both the second quarter of 2000 and first half of 2000 as compared to 14.7% and 15.0% for the corresponding periods in 1999. The increase was primarily due to increased costs of investing in the operations and marketing of Staples.com. The increase also reflects the continued negative impact of wage inflation at the store level. These increases were partially offset by the continued leveraging of fixed store and delivery operating costs as sales have increased.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Pre-opening Expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $109,000 per store for the second quarter of 2000 and $113,000 per store for the first half of 2000 as compared to $100,000 per store for the first quarter of 1999 and $98,000 per store for the first half of 1999.

    General and Administrative Expenses.  General and administrative expenses as a percentage of sales were 4.1% for both the second quarter of 2000 and first half of 2000, as compared to 4.7% and 4.5% for the for the corresponding periods in 1999. The decrease was primarily due to Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct business. These decreases were partially offset by the growth of Staples.com which currently has higher general and administrative expenses as a percentage of sales.

    Merger-Related and Integration Costs.  As discussed in Note E to the Financial Statements, during the second half of 2000, the Company utilized reserves of $6,524,000 related to the Quill merger, $5,026,000 related to the European Office Supply purchase and $1,502,000 related to the Claricom purchase. At July 29, 2000, the remaining accruals were $7,138,000 for the Quill merger, $14,896,000 for the European Office Supply purchase and $2,284,000 for the Claricom purchase. All of the remaining accruals will be utilized by the end of fiscal year 2000, except for accruals related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    Store Closure Credit.  During the first half of 2000, management decided not to close several stores that were included in the original store closure plan. Accordingly, the Company has reversed a portion of the charge in the amount of $7,250,000, representing eighteen stores that the Company is no longer committed to closing due to changes in market conditions.

    Amortization of Goodwill.  Amortization of goodwill was $3,523,000 for the second quarter of 2000 and $7,095,000 for the first half of 2000 as compared to $2,971,000 for the second quarter 1999 and $5,258,000 for the first half 1999. The increase in amortization is due to the additional goodwill created from the acquisitions of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999.

    Interest and Other Expense, Net.  Net interest and other expense was $11,952,000 for the second quarter of 2000 and $18,092,000 for the first half of 2000 as compared to $3,976,000 for the second quarter 1999 and $5,392,000 for the first half of 1999. The interest expense relates primarily to existing borrowings. The increase in the net interest expense during the second quarter of 2000 and first half of 2000 was primarily due to increased borrowings from Staples' revolving credit facility and the issuance of $175,000,000 floating rate notes on May 24, 2000.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 41% for the second quarter of 2000 and first half of 2000 and 39% for the for the corresponding periods in 1999. The increase in Staples' effective tax rate is due primarily to a one time charge associated with the legal restructuring of the European Operations.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During the twenty-six weeks ended July 29, 2000 and July 31, 1999, Staples also utilized its revolving credit facility to support its various growth initiatives.

    Staples opened 129 stores during the first half of 2000 and 96 stores during first half of 1999. To the extent that the store base matures and becomes more profitable, cash generated from store operations is expected to provide a greater portion of funds required for new store inventories and other working capital requirements. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. As Staples expands its contract and direct mail businesses worldwide, Staples anticipates that its accounts receivable portfolio will grow. Receivables from its vendors under rebate, cooperative advertising and marketing programs are a significant percentage of its total receivables and tend to fluctuate somewhat seasonally. Staples expects to open approximately 40 stores during the second half of fiscal year 2000. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $60,000,000 for store openings during this period.

    During the first half 2000, cash and cash equivalents decreased by $33,000,000. This decrease was primarily attributable to cash used in investing activities of $258,000,000, including the acquisition of property and equipment of $199,000,000, primarily for the 129 new stores opened, and long-term investments in Internet related companies of $59,000,000. This decrease was partially offset by cash provided by financing activities of $238,000,000, comprised of net borrowings of $359,000,000 and proceeds from the sale of capital stock through the exercise of stock options of $24,000,000, which were offset by the settlement of the equity forward purchase agreement of $79,000,000 and the purchase of treasury stock of $67,000,000. Cash used in operating activities of $10,000,000 was comprised primarily of an increase in receivables of $88,000,000, increase in merchandise inventories of $86,000,000, increase in prepaid expenses and other assets of $21,000,000 and a decrease in accounts payable and other current liabilities of $21,000,000, which was offset by net income of $87,000,000 and depreciation and amortization of $109,000,000.

    During the first half of 2000, Staples extended its stock repurchase program intended to provide shares for employee stock programs. The Board has authorized up to $400,000,000 to be used in fiscal 2000 for these repurchases. During the first half of 2000, Staples repurchased 6,247,500 shares for approximately $145,000,000 under this program. In addition, on July 3, 2000, Staples elected to settle its equity forward purchase agreement to hedge against stock price fluctuations for the repurchase of its common stock in connection with the annual stock option grant to employees and directors. Under the agreement, the Company purchased 2,600,000 shares at an average price of $30.263.

    Staples also plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store.

    Staples maintains a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

rate. This agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge interest coverage, and limitations on indebtedness and sales of assets.

    On June 26, 2000, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200,000,000 of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $100,000,000, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios, and this rate was approximately 6.62% at July 29, 2000. The agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets.

    As of July 29, 2000, $302,000,000 of borrowings were outstanding under the $350,000,000 revolving credit agreement and no borrowings were outstanding under the $200,000,000 revolving credit facility. Staples also had available $35,000,000 in other uncommitted, short-term bank credit lines, of which $20,000,000 was outstanding as of July 29, 2000. Staples UK had a $45,000,000 line of credit of which $4,900,000 was outstanding at July 29, 2000, Staples Germany has a $18,900,000 line of credit of which $11,800,000 was outstanding at July 29, 2000 and Office Centre Portugal had a $460,000 line of credit of which $407,000 was outstanding at July 29, 2000. Office Centre Netherlands has a $6,300,000 line of credit and Business Depot has a $6,800,000 line of credit, both with no outstanding balances at July 29, 2000. Total cash, short-term investments and available revolving credit amounts totaled $401,700,000 as of July 29, 2000.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.67% at July 29, 2000, and are due on November 26, 2001.

    Staples expects that income from operations, together with its current short-term investments, funds available under its revolving credit facility and proceeds from notes issued will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

    Staples' market is highly competitive and Staples may not continue to compete successfully.  Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply service providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may reduce Staples' profit margin, and may adversely affect Staples' business and financial performance in other ways.

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

    Staples stock price may fluctuate based on the expectations of professional security analysts.  The public trading of Staples RD Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. In particular, in light of the Company's substantial recent investment in Staples.com and the Company's pending public offering of Staples.com Stock, the Company believes that Staples RD Stock has become increasingly subject to the recent market volatility associated with Internet stocks. If the securities analysts that regularly follow Staples RD Stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

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

    Staples' international operations may not become profitable.  Staples currently operates in international markets through The Business Depot Ltd. in Canada, Staples UK in the United Kingdom, Staples Deutschland in Germany, and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable. Staples may seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

    Staples e-commerce operations may not become profitable.  Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples.com is currently unprofitable. Staples cannot guarantee that Staples.com will become profitable.

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

ITEM 3.

STAPLES, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosure about Market Risks

    Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples initiated a risk management control process to monitor the interest rate and foreign exchange risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of its size and its business. Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands, Portugal and Belgium. Staples has entered into derivative financial instruments, as noted below, to partially hedge its foreign exchange exposure, and Staples believes the remaining potential exposure is not material to its overall financial position or its results of operations.

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with its $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to pay interest based on a 30 day Non-Financial US Commercial Paper Rate plus 107 basis points and 31.875 basis points, respectively, currently approximately 7.58% and 6.83%. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

    Staples issued notes in the aggregate principal amount of 150,000,000 euro on November 15, 1999. Net proceeds of approximately $148,000,000 were used to fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on Staples' net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity.

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.5085%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    On May 3, 2000, Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. As of July 29, 2000 the principal was $295,290,000 in Canadian dollars at an interest rate of 6.445%.

STAPLES, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosure about Market Risks (Continued)

    This risk management discussion and discussion of the effects of changes in interest rates and foreign exchange rates, are forward-looking statements. Actual future results may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses

PART II—OTHER INFORMATION

Items 1, 2, 3 and 5—Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

    The Company held the 2000 Annual Meeting of Stockholders (the "Annual Meeting") on July 10, 2000. At the Annual Meeting, the following actions were taken:

      1. The stockholders elected Basil L. Anderson, George J. Mitchell, Robert C. Nakasone, Ronald L. Sargent and Thomas G. Stemberg as Class III Directors, to serve for a three-year term expiring at the 2003 Annual Meeting. Holders of 406,702,104 shares of Common Stock voted for Mr. Anderson. Holders of 404,525,718 shares of Common Stock voted for Mr. Mitchell. Holders of 406,610,007 shares of Common Stock voted for Mr. Nakasone. Holders of 406,609,273 shares of Common Stock voted for Mr. Sargent. Holders of 406,680,906 shares of Common Stock voted for Mr. Stemberg.

      2. The stockholders approved amendments to the Company's Amended and Restated 1990 Director Stock Option Plan by a vote of 331,101,872 shares of Common Stock for, 76,376,026 shares of Common Stock against and 2,442,067 shares of Common Stock not voting.

      3. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year by a vote of 408,003,568 shares of Common Stock for, 615,258 shares Common Stock against and 1,301,139, shares of common Stock not voting.

Item 6—Exhibits and Reports on Form 8-K.

      (a) Exhibits

10.1	Revolving Credit Agreement, dated as of June 26, 2000, by and among the Company, Fleet National Bank and the banks named therein.
27.1	Financial Data Schedule.

      (b) Reports on Form 8-K

        Not Applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: September 11, 2000	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q STAPLES, INC. July 29, 2000
TABLE OF CONTENTS
PART II—OTHER INFORMATION
SIGNATURE