Form 10-Q
period 2000-10-28
STAPLES INC
filed 2000-12-12
CIK 791519

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: October 28, 2000

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

Yes /x/  No / /

The registrant had 452,975,331 shares of Staples Retail and Delivery Common Stock and 13,848,817 shares of Staples.com Common Stock, both par value $.0006, outstanding as of December 7, 2000.

FORM 10-Q
STAPLES, INC.
October 28, 2000

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6–23
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24–32
Item 3. Quantitative and Qualitative Disclosures about Market Risks	33
Part II—Other Information	34
Signature	35

ITEM 1

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	October 28, 2000 (Unaudited)	January 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$105,269	$110,483
Short-term investments	1,028	1,071
Merchandise inventories	1,667,932	1,607,516
Receivables, net	525,387	360,901
Deferred income taxes	34,526	39,730
Prepaid expenses and other current assets	91,812	73,750

Total current assets	2,425,954	2,193,451
Property and Equipment:
Land and buildings	363,570	328,994
Leasehold improvements	515,621	442,119
Equipment	668,777	547,309
Furniture and fixtures	335,998	286,260

Total property and equipment	1,883,966	1,604,682
Less accumulated depreciation and amortization	637,101	509,920

Net property and equipment	1,246,865	1,094,762
Other Assets:
Lease acquisition costs, net of amortization	62,536	68,832
Investments	67,344	34,755
Goodwill, net of amortization	382,260	387,595
Deferred income taxes	41,775	34,912
Other	27,215	31,769

Total other assets	581,130	557,863

	$4,253,949	$3,846,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,013,417	$897,523
Accrued expenses and other current liabilities	530,019	545,162
Debt maturing within one year	1,843	12,219

Total current liabilities	1,545,279	1,454,904
Long-Term Debt	779,589	500,903
Other Long-Term Obligations	69,261	61,456
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; shares issued: 475,000,681 shares at October 28, 2000 and 470,752,253 shares at January 29, 2000; outstanding: 453,065,938 shares at October 28, 2000 and 457,083,510 shares at January 29, 2000	285	282
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; shares issued: 14,084,580 shares at October 28, 2000 and 13,626,093 shares at January 29, 2000; outstanding: 13,836,448 shares at October 28, 2000 and 13,626,093 shares at January 29, 2000	8	8
Additional paid-in capital	1,252,937	1,196,512
Cumulative foreign currency translation adjustments	(10,407)	(4,473)
Unrealized gain/(loss) on investments	(7,956)	6,651
Retained earnings	1,119,696	948,309
Less: Staples RD treasury stock at cost, 21,934,743 shares at October 28, 2000 and 13,668,743 shares at January 29, 2000	(493,937)	(318,476)
Staples.com treasury stock at cost, 248,132 shares at October 28, 2000 and 0 shares at January 29, 2000	(806)	—

Total stockholders' equity	1,859,820	1,828,813

	$4,253,949	$3,846,076

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Sales	$2,801,769	$2,393,811	$7,558,852	$6,305,987
Cost of goods sold and occupancy costs	2,125,486	1,799,564	5,726,258	4,762,428

Gross profit	676,283	594,247	1,832,594	1,543,559
Operating and other expenses:
Operating and selling	406,655	341,026	1,187,808	928,030
Pre-opening	5,064	4,570	19,592	13,977
General and administrative	103,732	88,734	299,433	262,037
Amortization of goodwill	3,621	3,060	10,716	8,318
Store closure credit	—	—	(7,250)	—
Interest and other expense, net	13,718	5,162	31,809	10,554

Total operating and other expenses	532,790	442,552	1,542,108	1,222,916

Income before income taxes	143,493	151,695	290,486	320,643
Income tax expense	58,832	59,161	119,099	125,051

Net income	$84,661	$92,534	$171,387	$195,592

Net income/(loss) attributed to:
Staples, Inc. Stock	$—	$92,534	$—	$195,592
Staples RD Stock	86,039	—	177,619	—
Staples.com Stock	(1,378)	—	(6,232)	—

	$84,661	$92,534	$171,387	$195,592

Basic earnings per common share
Net income per common share— Staples, Inc. Stock		$0.20		$0.42

Net income per common share— Staples RD Stock	$0.19		$0.39

Net loss per common share— Staples.com Stock	$(0.10)		$(0.45)

Diluted earnings per common share
Net income per common share— Staples, Inc. Stock		$0.20		$0.41

Net income per common share— Staples RD Stock	$0.19		$0.38

Net loss per common share— Staples.com Stock	$(0.10)		$(0.45)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	(Unaudited) 39 Weeks Ended
	October 28, 2000	October 30, 1999
Operating Activities:
Net income	$171,387	$195,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	168,594	126,020
Store closure credit	(7,250)	—
Expense from 401K and PARS stock contribution	7,520	13,633
Deferred income tax expense	7,629	24,630
Change in assets and liabilities, net of companies acquired using purchase accounting:
Increase in merchandise inventories	(90,972)	(150,260)
Increase in receivables	(171,890)	(184,997)
Increase in prepaid expenses and other assets	(20,410)	(30,274)
Increase in accounts payable, accrued expenses and other current liabilities	162,440	160,175
Increase in other long-term obligations	9,212	5,146

	64,873	(35,927)

Net cash provided by operating activities	236,260	159,665
Investing Activities:
Acquisition of property and equipment	(327,632)	(251,114)
Acquisition of businesses, net of cash acquired	—	(241,940)
Proceeds from sales and maturities of short-term investments	108	32,836
Purchase of short-term investments	—	(16,651)
Proceeds from sales and maturities of long-term investments	1,951	—
Purchase of long-term investments	(58,947)	(23,756)
Other	(2,861)	2,040

Net cash used in investing activities	(387,381)	(498,585)
Financing Activities:
Proceeds from sale of capital stock	37,885	30,191
Proceeds from borrowings	2,819,719	745,501
Payments on borrowings	(2,528,069)	(470,164)
Settlement of equity forward purchase agreement	(78,684)	—
Purchase of treasury stock	(97,583)	(234,446)

Net cash provided by financing activities	153,268	71,082
Effect of exchange rate changes on cash	(7,361)	9
Net decrease in cash and cash equivalents	(5,214)	(267,829)
Cash and cash equivalents at beginning of period	110,483	357,993

Cash and cash equivalents at end of period	$105,269	$90,164

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). These financial statements are for the periods covering the thirteen and thirty-nine weeks ending October 28, 2000 (also referred to as the "third quarter of 2000" and "year-to-date 2000", respectively), and the periods covering the thirteen and thirty-nine weeks ending October 30, 1999 (also referred to as the "third quarter of 1999" and "year-to-date 1999", respectively). All intercompany accounts and transactions are eliminated in consolidation.

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

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. For the third quarter of 2000 Staples RD had an 89% retained interest in the losses of Staples.com and a 100% retained interest in the losses of Staples.com for the corresponding period in 1999. Year-to-date 2000 Staples RD had an 88% retained interest in the losses of Staples.com and a 100% retained interest in the losses of Staples.com for the corresponding period in 1999. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results as presented in Note I of the Consolidated Financial Statements reflect the effect of the application of certain cash management and allocation polices adopted by the Board of Directors of Staples (the "Board").

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note B Comprehensive Income

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the third quarter of 2000 and year-to-date 2000, total comprehensive income amounted to approximately $32,588,000 and $150,846,000, respectively, compared to approximately $96,684,000 and $198,604,000, for the corresponding periods in 1999.

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

    In February 2000, Staples completed an investment in Paperexhange.com of approximately $5,000,000. Due to a reduced realizable value of Paperexchange.com Stock during the third quarter of 2000, Staples received 2,000,000 shares of Internet Capital Group, the majority shareholder of Paperexchange.com. Staples then sold these shares of Internet Capital Group Stock resulting in a $45,000 realized gain. Staples had an ownership percentage in Paperexchange.com at October 28, 2000 of approximately 1%. Paperexchange.com operates a global e-commerce marketplace for the pulp and paper industry.

    Also, in February 2000, Staples completed an investment in BizBuyer.com of approximately $19,000,000, representing an ownership percentage at October 28, 2000 of approximately 12%. BizBuyer.com is a business-to-business marketplace where buyers and sellers connect to buy and sell products and services.

    In March 2000, Register.com, an investment initially recorded at cost by Staples of approximately $33,000,000, completed an initial public offering of its common stock. At October 28, 2000, Staples owned approximately 2,312,000 shares of common stock, and warrants to purchase approximately 1,640,000 additional shares, resulting in an unrealized loss of approximately $9,500,000. As of October 28, 2000, Staples had an ownership percentage in Register.com of approximately 7.5%. Register.com is a service provider for domain name registrations.

    In June 2000, Staples completed an investment in ICG Commerce of approximately $2,600,000 representing an ownership percentage at October 28, 2000 of approximately 1%. ICG Commerce is a comprehensive online procurement service provider for businesses.

    In July 2000, Staples completed an investment in NowDocs™, Inc. of approximately $6,000,000, representing an ownership percentage at October 28, 2000 of approximately 10%. NowDocs™, Inc. provides businesses with the ability to upload files for virtual storage and obtain digital printing and binding of documents that can be delivered in a variety of ways.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    The following is a summary of equity investments as of October 28, 2000 and January 29, 2000 (in thousands):

	Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
October 28, 2000	$80,821	$(13,477)	$67,344

January 29, 2000	$23,780	$10,975	$34,755

Note D Long-Term Debt and Credit Agreements

Long-Term Debt:

    On May 3, 2000, Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries, and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. As of October 28, 2000, the principal owed was $295,290,000 in Canadian dollars at an interest rate of 6.445%.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.54% at October 28, 2000, and are due on November 26, 2001.

Credit Agreement:

    On June 26, 2000, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200,000,000 of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $100,000,000, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios, and this rate was approximately 7.035% at October 28, 2000. The agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets. As of October 28, 2000, no borrowings were outstanding under this revolving credit facility.

Accounts Receivable Securitization:

    On October 27, 2000, Lincolnshire Funding, LLC ("Lincolnshire"), an indirect subsidiary of Staples, entered into an accounts receivable sale agreement with Corporate Receivables Corporation and Citicorp North America, Inc. under which Lincolnshire agreed to sell accounts receivable which are purchased by Lincolnshire from Hackensack Funding, LLC ("Hackensack"), Lincolnshire's corporate parent and also an indirect subsidiary of Staples, which receivables are, in turn, purchased by Hackensack from Staples Contract & Commercial, Inc. and Quill Corporation, direct subsidiaries of the Company. The purchase limit under the Lincolnshire receivables sale agreement is $175,000,000. Under the Lincolnshire receivables sale agreement, the purchasers are entitled to receive a yield on their purchase price at a rate, depending on the identity of the purchaser, equal to either (a) the LIBOR rate plus 1.25% or (b) the rate paid by the purchaser on commercial paper notes issued to fund its receivables purchases from Lincolnshire. Staples has entered into a performance undertaking with respect to the performance obligations of its subsidiaries in connection with the receivables sale arrangement. As of October 28, 2000, Staples had not sold any of these receivables under the accounts receivable securitization agreement.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note E Business Acquisitions

    During fiscal years 1999 and 1998, Staples made three acquisitions: Quill Corporation on May 21, 1998, Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, on February 26, 1999 and the European Office Supply Companies, which includes Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999. At the time of each acquisition the Company recorded a liability for restructuring, merger-related and integration costs. The activity impacting these liabilities for year-to-date 2000 is summarized in the table below (in thousands):

	Balance at January 29, 2000	Purchase Price Adjustments	Charges Utilized/ Reclassified	Balance at October 28, 2000
Quill Merger Related and Integration Costs
Transaction Costs	$208	$—	$(208)	$—
Contract and Lease Termination	12,985	—	(6,392)	6,593
Other	469	—	(469)	—

	$13,662	$—	$(7,069)	$6,593

European Office Supply Purchase Price Adjustment
Transaction Costs	$514	$—	$(514)	$—
Incremental Employee	7,165	—	(5,411)	1,754
Contract and Lease Termination	6,948	1,972	(1,808)	7,112
Other	5,295	1,076	(4,366)	2,005

	$19,922	$3,048	$(12,099)	$10,871

Claricom Purchase Price Adjustment
Incremental Employee	$3,770	$—	$(2,881)	$889
Other	16	—	—	16

	$3,786	$—	$(2,881)	$905

    Staples recorded additional costs of $3,048,000 as part of the purchase price of the European Office Supply Companies during the third quarter 2000, representing revised estimates to recorded liabilities. All of the above costs will be utilized by the end of fiscal year 2000, except for costs related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

Note F Store Closure Charge

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49,706,000. At October 28, 2000, 31 stores were closed, and at January 29, 2000, 10 stores were closed. For year-to-date 2000, the Company reversed the portion of the store closure charge related to 18 locations that the Company had neither reached an agreement to close or was no longer committed to closing due to changes in market conditions, unexpected landlord concessions and the Company's European acquisition. With respect to the remaining 9 stores, the Company has executed lease agreements for new stores and all

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the corresponding old stores will be closed by July 2001. The following table is a rollforward of the store closure charges utilized and reversed for year-to-date 2000 (in thousands):

	Balance at January 29, 2000	Charges utilized	Charges reversed	Balance at October 28, 2000
Lease Terminations	$29,322	$(4,268)	$(6,284)	$18,770
Legal and Settlement Costs	4,788	(200)	(966)	3,622

	$34,110	$(4,468)	$(7,250)	$22,392

    All of the above costs directly relate to long-term lease obligations that the Company is either in the process of obtaining subtenants for or attempting to cancel the lease. Accordingly, the Company believes that the remaining balance will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

Note G Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, European Operations and Staples.com. Staples' North American Retail segment consists of the U.S. and Canadian operating units that operate office supply stores. The Contract and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, each of which sells office products, supplies and services directly to businesses throughout the U.S. and Canada. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

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

    Staples' reportable segments are each managed separately because the way they market products may be different, the classes of customers they service may be different, or they may use different distribution methods to deliver products to customers. The European Operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    The following is a summary of significant accounts and balances by reportable segment for the third quarter of 2000 and year-to-date 2000 and for the corresponding periods in 1999 (in thousands):

Thirteen weeks ended October 28, 2000:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$1,877,586	$616,676	$141,687	$165,820	$2,801,769
Depreciation and amortization	$39,903	$12,137	$2,358	$4,836	$59,234

Segment income/(loss)	$129,781	$53,996	$(20,045)	$(6,521)	$157,211
Interest and other expense, net	$10,452	$889	$846	$1,531	$13,718

Income/(loss) before income taxes	$119,329	$53,107	$(20,891)	$(8,052)	$143,493

Thirteen weeks ended October 30, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$1,627,065	$617,389	$23,979	$125,378	$2,393,811
Depreciation and amortization	$30,003	$10,596	$207	$3,637	$44,443

Segment income/(loss)	$122,216	$52,873	$(4,442)	$(13,790)	$156,857
Interest and other expense, net	$3,264	$1,063	$221	$614	$5,162

Income/(loss) before income taxes	$118,952	$51,810	$(4,663)	$(14,404)	$151,695

Thirty-nine weeks ended October 28, 2000:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$4,935,100	$1,818,289	$312,742	$492,721	$7,558,852
Depreciation and amortization	$113,058	$35,774	$5,384	$14,379	$168,595

Segment income/(loss)(1)	$296,731	$140,438	$(88,376)	$(26,498)	$322,295
Interest and other expense, net	$23,877	$2,098	$2,017	$3,817	$31,809

Income/(loss) before income taxes(1)	$272,854	$138,340	$(90,393)	$(30,315)	$290,486
Capital expenditures	$207,888	$61,642	$69,199	$47,850	$386,579

(1)
North American Retail includes a $7,250,000 store closure credit

Thirty-nine weeks ended October 30, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$4,218,054	$1,744,385	$51,281	$292,267	$6,305,987
Depreciation and amortization	$87,099	$29,185	$387	$9,349	$126,020

Segment income/(loss)	$258,981	$118,452	$(10,224)	$(36,012)	$331,197
Interest and other expense, net	$6,078	$1,996	$514	$1,966	$10,554

Income/(loss) before income taxes	$252,903	$116,456	$(10,738)	$(37,978)	$320,643
Capital expenditures(2)	$191,934	$172,870	$29,921	$122,085	$516,810

(2)
Contract & Commercial includes $137,000,000 for the acquisition of Claricom Holdings, Inc., net of cash acquired. European Operations includes $104,000,000 for the acquisition of the European Office Supply companies, net of cash acquired.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assets:

	October 28, 2000	January 29, 2000
N. American Retail	$3,715,726	$3,515,341
Contract & Commercial	1,139,674	1,011,662
Staples.com	92,416	72,421
European Operations	1,187,065	1,193,675

Totals	6,134,881	5,793,099
Elimination of Intercompany Liabilities	146,910	79,862
Elimination of Intercompany Investments	(2,027,842)	(2,026,885)

Totals	$4,253,949	$3,846,076

Geographic Information:

    Sales:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
North America	$2,635,949	$2,268,433	$7,066,131	$6,013,720
Europe	165,820	125,378	492,721	292,267

Totals	$2,801,769	$2,393,811	$7,558,852	$6,305,987

Long-Lived Assets:

	October 28, 2000	January 29, 2000
North America	$1,551,989	$1,404,944
Europe	207,016	181,000

Totals	$1,759,005	$1,585,944

Note H Guarantor Subsidiaries

    The 7.125% senior notes due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company. Separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Balance Sheet
October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$(8,185)	$39,357	$75,125	$—	$106,297
Merchandise inventories	7,961	1,297,055	362,916	—	1,667,932
Other current assets and Intercompany	622,442	475,988	677,222	(1,123,927)	651,725

Total current assets	622,218	1,812,400	1,115,263	(1,123,927)	2,425,954
Net property, equipment and other assets	517,699	1,012,417	1,066,126	(768,247)	1,827,995

Total assets	$1,139,917	$2,824,817	$2,181,389	$(1,892,174)	$4,253,949

Total current liabilities	$(56,178)	$835,593	$355,842	$410,022	$1,545,279
Total long-term liabilities	578,776	243,848	26,226	—	848,850
Total stockholders' equity	617,319	1,745,376	1,799,321	(2,302,196)	1,859,820

Total liabilities and stockholders' equity	$1,139,917	$2,824,817	$2,181,389	$(1,892,174)	$4,253,949

Condensed Consolidated Balance Sheet
January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$23,577	$24,677	$63,300	$—	$111,554
Merchandise inventories	(925)	1,239,768	368,673	—	1,607,516
Other current assets and Intercompany	661,084	453,630	553,570	(1,193,903)	474,381

Total current assets	683,736	1,718,075	985,543	(1,193,903)	2,193,451
Net property, equipment and other assets	482,668	866,446	1,056,632	(753,121)	1,652,625

Total assets	$1,166,404	$2,584,521	$2,042,175	$(1,947,024)	$3,846,076

Total current liabilities	$84,699	$743,733	$347,062	$279,410	$1,454,904
Total long-term liabilities	300,908	238,961	22,490	—	562,359
Total stockholders' equity	780,797	1,601,827	1,672,623	(2,226,434)	1,828,813

Total liabilities and stockholders' equity	$1,166,404	$2,584,521	$2,042,175	$(1,947,024)	$3,846,076

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Income
For the thirteen weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,060,925	$740,844	$2,801,769
Cost of goods sold and occupancy costs	153	1,571,379	553,954	2,125,486

Gross profit	(153)	489,546	186,890	676,283
Operating and other expenses	21,624	375,914	135,252	532,790

Income/(loss) before income taxes	(21,777)	113,632	51,638	143,493
Income tax expense/(benefit)	(3,162)	42,380	19,614	58,832

Net income/(loss)	$(18,615)	$71,252	$32,024	$84,661

Condensed Consolidated Statement of Income
For the thirteen weeks ended October 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$1,763,310	$630,501	$2,393,811
Cost of goods sold and occupancy costs	224	1,328,565	470,775	1,799,564

Gross profit	(224)	434,745	159,726	594,247
Operating and other expenses	(563)	320,342	122,773	442,552

Income/(loss) before income taxes	339	114,403	36,953	151,695
Income tax expense/(benefit)	30,837	12,975	15,349	59,161

Net income/(loss)	$(30,498)	$101,428	$21,604	$92,534

Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,536,598	$2,022,254	$7,558,852
Cost of goods sold and occupancy costs	575	4,207,047	1,518,636	5,726,258

Gross profit	(575)	1,329,551	503,618	1,832,594
Operating and other expenses	64,309	1,092,375	385,424	1,542,108

Income/(loss) before income taxes	(64,884)	237,176	118,194	290,486
Income tax expense/(benefit)	(3,162)	81,437	40,824	119,099

Net income/(loss)	$(61,722)	$155,739	$77,370	$171,387

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$4,705,348	$1,600,639	$6,305,987
Cost of goods sold and occupancy costs	566	3,567,153	1,194,709	4,762,428

Gross profit	(566)	1,138,195	405,930	1,543,559
Operating and other expenses	15,803	896,983	310,130	1,222,916

Income/(loss) before income taxes	(16,369)	241,212	95,800	320,643
Income tax expense/(benefit)	24,655	64,985	35,411	125,051

Net income/(loss)	$(41,024)	$176,227	$60,389	$195,592

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by/(used in) operating activities	$(154,223)	$280,920	$109,563	$236,260
Investing Activities:
Acquisition of property, equipment and lease rights	(37,890)	(211,210)	(78,532)	(327,632)
Other	—	(57,041)	(2,708)	(59,749)

Cash used in investing activities	(37,890)	(268,251)	(81,240)	(387,381)
Financing Activities:
Payments on borrowings	(2,518,955)	—	(9,114)	(2,528,069)
Other	2,679,306	2,011	20	2,681,337

Cash provided by/(used in) financing activities	160,351	2,011	(9,094)	153,268
Effect of exchange rate changes on cash	—	—	(7,361)	(7,361)

Net (decrease)/increase in cash	(31,762)	14,680	11,868	(5,214)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(8,185)	$39,357	$74,097	$105,269

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(238,461)	$151,531	$246,595	$159,665
Investing Activities:
Acquisition of property, equipment and lease rights	(21,154)	(144,401)	(85,559)	(251,114)
Other	(23,010)	935	(225,396)	(247,471)

Cash (used in)/provided by investing activities	(44,164)	(143,466)	(310,955)	(498,585)
Financing Activities:
Payments on borrowings	(434,184)	—	(35,980)	(470,164)
Other	515,736	—	25,510	541,246

Cash provided by/(used) in financing activities	81,552	—	(10,470)	71,082
Effect of exchange rate changes on cash	—	—	9	9

Net decrease in cash	(201,073)	8,065	(74,821)	(267,829)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$18,353	$24,413	$47,398	$90,164

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

    The allocation policies reflected in the following consolidating financial information are as follows:

  1.
  Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Through the quarter ending October 30, 1999, permanently allocated funds to Staples.com of $32,878,000 were made to cover fixed asset and investment purchases through this time as well as operating cash flow losses through January 30, 1999. For year to date October 28, 2000, permanently allocated funds to Staples.com of $69,931,000 were made to cover operating cash flow losses, fixed asset and investment purchases and the repurchase of previously exercised employee stock options. The remaining balance in temporarily allocated funds represents the deferred tax asset/liability on the net unrealized gain/loss on Staples.com's equity investments.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

  5.
  Employee Benefits:  Staples RD and Staples.com employees participate in the following Staples employee benefit plans: an Employee Stock Purchase Pan, an Employee 401(k) Savings Plan, a Supplemental Executive Retirement Plan and a contributory Medical and Dental Plan. The costs of these plans are allocated based on the benefits received under the plans by the employees comprising Staples RD and Staples.com or such other basis as Staples' management believes to be an equitable and reasonable estimate of such costs.

CONDENSED CONSOLIDATING BALANCE SHEETS
October 28, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,425,872	$82	$—	$2,425,954
Net funds allocated from Staples RD—temporary	—	5,525	(5,525)	—
Property and equipment, net	1,224,250	22,615	—	1,246,865
Investments	3,150	64,194	—	67,344
Funds allocated to Staples.com—permanent	102,809	—	(102,809)	—
Other assets	513,786	—	—	513,786

Total assets	$4,269,867	$92,416	$(108,334)	$4,253,949

Current liabilities	$1,521,209	$24,070	$—	$1,545,279
Net funds allocated to Staples.com—temporary	5,525	—	(5,525)	—
Long-term debt	779,589	—	—	779,589
Other long-term liabilities	69,261	—	—	69,261
Staples RD Stock	285	—	—	285
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,208,001	44,936	—	1,252,937
Funds allocated from Staples RD—permanent	—	102,809	(102,809)	—
Cumulative foreign currency translation adjustments	(10,441)	34	—	(10,407)
Unrealized gain/(loss) on investments	(5)	(7,951)	—	(7,956)
Retained earnings/(Accumulated deficit)	1,190,380	(70,684)	—	1,119,696
Treasury stock at cost	(493,937)	(806)	—	(494,743)

Total liabilities and stockholders' equity	$4,269,867	$92,416	$(108,334)	$4,253,949

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended October 28, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,660,082	$141,687	$—	$2,801,769
Cost of goods sold and occupancy costs	2,014,243	111,243	—	2,125,486

Gross profit	645,839	30,444	—	676,283
Operating and other expenses:
Operating and selling	368,944	30,712	6,999	406,655
Pre-opening	5,064	—	—	5,064
Site development	—	6,999	(6,999)	—
General and administrative	90,954	12,778	—	103,732
Amortization of goodwill	3,621	—	—	3,621
Interest and other expense, net	12,872	846	—	13,718

Total operating and other expenses	481,455	51,335	—	532,790

Income/(Loss) before income taxes	164,384	(20,891)	—	143,493
Income tax expense/(benefit)	67,397	(8,565)	—	58,832

Net income/(loss)	$96,987	$(12,326)	$—	$84,661

CONDSOLIDATING STATEMENTS OF INCOME
For the thirteen weeks ended October 30, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,369,832	$23,979	$—	$2,393,811
Cost of goods sold and occupancy costs	1,781,090	18,474	—	1,799,564

Gross profit	588,742	5,505	—	594,247
Operating and other expenses:
Operating and selling	334,036	5,984	1,006	341,026
Pre-opening	4,570	—	—	4,570
Site development	—	1,006	(1,006)	—
General and administrative	85,777	2,957	—	88,734
Amortization of goodwill	3,060	—	—	3,060
Interest and other expense, net	4,941	221	—	5,162

Total operating and other expenses	432,384	10,168	—	442,552

Income/(Loss) before income taxes	156,358	(4,663)	—	151,695
Income tax expense/(benefit)	60,980	(1,819)	—	59,161

Net income/(loss)	$95,378	$(2,844)	$—	$92,534

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the thirty-nine weeks ended October 28, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$7,246,110	$312,742	$—	$7,558,852
Cost of goods sold and occupancy costs	5,479,229	247,029	—	5,726,258

Gross profit	1,766,881	65,713	—	1,832,594
Operating and other expenses:
Operating and selling	1,068,302	96,527	22,979	1,187,808
Pre-opening	19,592	—	—	19,592
Site development	—	22,979	(22,979)	—
General and administrative	264,851	34,582	—	299,433
Amortization of goodwill	10,716	—	—	10,716
Store closure credit	(7,250)	—	—	(7,250)
Interest and other expense, net	29,790	2,019	—	31,809

Total operating and other expenses	1,386,001	156,107	—	1,542,108

Income/(Loss) before income taxes	380,880	(90,394)	—	290,486
Income tax expense/(benefit)	156,161	(37,062)	—	119,099

Net income/(loss)	$224,719	$(53,332)	$—	$171,387

CONDSOLIDATING STATEMENTS OF INCOME
For the thirty-nine weeks ended October 30, 1999
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$6,254,706	$51,281	$—	$6,305,987
Cost of goods sold and occupancy costs	4,722,957	39,471	—	4,762,428

Gross profit	1,531,749	11,810	—	1,543,559
Operating and other expenses:
Operating and selling	913,249	12,656	2,125	928,030
Pre-opening	13,977	—	—	13,977
Site development	—	2,125	(2,125)	—
General and administrative	254,784	7,253	—	262,037
Amortization of goodwill	8,318	—	—	8,318
Interest and other expense, net	10,040	514	—	10,554

Total operating and other expenses	1,200,368	22,548	—	1,222,916

Income/(Loss) before income taxes	331,381	(10,738)	—	320,643
Income tax expense/(benefit)	129,239	(4,188)	—	125,051

Net income/(loss)	$202,142	$(6,550)	$—	$195,592

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note J Computation of Earnings Per Common Share

    Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities, while diluted earnings per share include such effects. Subsequent to the approval of the Tracking Stock Proposal on November 9, 1999, the Company has calculated earnings per share under the two class method. Accordingly, earnings per share has been presented for Staples, Inc. common stock for the third quarter of 1999 and year-to-date 1999 and Staples RD Stock and Staples.com Stock for the third quarter of 2000 and year-to-date 2000. Also, net loss per share for Staples.com Stock has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective April 5, 2000. The computation of earnings/(loss) per common share for the third quarter of 2000 and year-to-date 2000 and for the corresponding periods in 1999 is as follows (in thousands, except per share data):

			13 Weeks Ended October 30, 1999 Staples, Inc.
	13 Weeks Ended October 28, 2000
	Staples RD	Staples.com
Numerator:
Net income/(loss) before adjustment for equity loss	$96,987	$(12,326)	$92,534
Adjustment for Staples.com losses attributed to Staples RD Stock	(10,948)	10,948	—

Net income/(loss) attributed to each class of stock	86,039	(1,378)	92,534
Denominator:
Weighted-average shares—Basic	453,307	13,893	460,548
Weighted-average shares—Diluted	457,613	13,893	472,344
Basic earnings/(loss) per common share	$0.19	$(0.10)	$0.20

Diluted earnings/(loss) per common share	$0.19	$(0.10)	$0.20

			39 Weeks Ended October 30, 1999 Staples, Inc.
	39 Weeks Ended October 28, 2000
	Staples RD	Staples.com
Numerator:
Net income/(loss) before adjustment for equity loss	$224,719	$(53,332)	$195,592
Adjustment for Staples.com losses attributed to Staples RD Stock	(47,100)	47,100	—

Net income/(loss) attributed to each class of stock	177,619	(6,232)	195,592
Denominator:
Weighted-average shares—Basic	454,972	13,923	461,934
Weighted-average shares—Diluted	461,874	13,923	475,059
Basic earnings/(loss) per common share	$0.39	$(0.45)	$0.42

Diluted earnings/(loss) per common share	$0.38	$(0.45)	$0.41

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note K Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date to FASB Statement No. 133-an amendment of FASB Statement 133". The Company does not expect the adoption of this standard to have a material impact on its results of operations or its financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which the Company will be required to adopt in the fourth quarter of 2000. The Company is in the process of determining the effect of adoption of SAB No. 101 on its consolidated financial statements and related disclosures.

Note L Subsequent Event

    From November 13, 2000 through November 30, 2000, Lincolnshire, an indirect subsidiary of Staples, received $125,000,000 in aggregate sales proceeds from the purchasers under the accounts receivable securitization sale agreement.

ITEM 2

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations

    On November 9, 1999, the stockholders of Staples approved a proposal ("the Tracking Stock Proposal") which amended the Company's certificate of incorporation to (i) authorize the issuance of a new series of common stock, designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, (ii) increase the aggregate number of shares of common stock that the Company may issue from 1,500,000,000 to 2,100,000,000, initially comprised of 1,500,000,000 shares of Staples Retail and Delivery common stock ("Staples RD Stock") and 600,000,000 shares of Staples.com Stock, and (iii) re-classify Staples' existing common stock as Staples RD Stock, intended to track the performance of Staples RD, which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. Despite the Company's intentions, the market value of Staples RD Stock may not track the performance of Staples RD and the market value of Staples.com Stock may not track the performance of Staples.com. The Company has a registration statement on file with the Securities and Exchange Commission for a public offering of Staples.com Stock.

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

    The Company consolidates for financial reporting purposes Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. For the third quarter of 2000 Staples RD had an 89% retained interest in the losses of Staples.com and a 100% retained interest in the losses of Staples.com for the corresponding period in 1999. Year-to-date 2000 Staples RD had an 88% retained interest in the losses of Staples.com and a 100% retained interest in the losses of Staples.com for the corresponding period in 1999. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

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

Results of Operations

  Sales

	13 Weeks Ended October 28, 2000	13 Weeks Ended October 30, 1999	Increase %
	(Amounts in thousands)
North American Retail	$1,877,586	$1,627,065	15%
Contract and Commercial	616,676	617,389	0%
European Operations	165,820	125,378	32%

Total Staples RD	2,660,082	2,369,832	12%
Total Staples.com	141,687	23,979	491%

Total Staples, Inc.	$2,801,769	$2,393,811	17%

	39 Weeks Ended October 28, 2000	39 Weeks Ended October 30, 1999	Increase %
	(Amounts in thousands)
North American Retail	$4,935,100	$4,218,054	17%
Contract and Commercial	1,818,289	1,744,385	4%
European Operations	492,721	292,267	69%

Total Staples RD	7,246,110	6,254,706	16%
Total Staples.com	312,742	51,281	510%

Total Staples, Inc.	$7,558,852	$6,305,987	20%

    Worldwide comparable sales increased 7% for the third quarter of 2000 and 9% for year-to-date 2000. Comparable sales include stores open for more than one year plus the Commercial business ("Staples Direct") and the Staples.com site. Worldwide comparable store sales increased 4% for the third quarter of 2000 and 6% for year-to-date 2000. Worldwide non-comparable store sales represented 57% of the increase in total company sales for the third quarter of 2000 and 51% for year-to-date 2000. Staples had 1,293 open stores as of October 28, 2000 compared to 1,107 stores as of October 30, 1999 and 1,129 stores as of January 29, 2000. This includes 41 stores opened and 2 stores closed during the third quarter of 2000.

    Staples RD:  Sales for North American retail increased 15% for the third quarter of 2000 and increased 17% for year-to-date 2000. This growth was primarily due to the increase in the North American store base by 33 stores during the third quarter of 2000 and 147 stores for year-to-date 2000. Staples RD

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

had 1,138 North American open stores as of October 28, 2000 compared to 972 North American open stores as of October 30, 1999. Sales for Contract and Commercial were flat for the third quarter of 2000 and have increased 4% for year-to-date 2000. This sales activity reflects revenue growth in Staples Direct of 4% for the third quarter of 2000 and 10% growth for year-to-date 2000 driven by an increase in targeted customer marketing, offset by the migration of customers to the Internet site Staples.com. Combined revenue growth for Staples Direct and Staples.com was 32% for year-to-date 2000. Contract division sales, which includes Contract, Quill and Staples Communications, decreased 2% for the third quarter of 2000 and have increased 1% for year-to-date 2000. This slowdown in sales growth reflects the effect of the migration of customers to the Internet sites of StaplesLink.com and Quill.com. Growth in this division would have been 11% for both the third quarter of 2000 and year-to date 2000 if the revenues from StaplesLink.com and Quill.com were included. Contract division sales also reflect a decline in the sales performance of Staples Communications.

    Sales for European Operations increased 32% for the third quarter of 2000 and increased 69% for year-to-date 2000. This growth was primarily due to the increase in its European store base by 6 stores during the third quarter of 2000 and by 17 stores for year-to-date 2000, as well as the addition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999. Staples RD had 155 European open stores as of October 28, 2000, compared to 135 European stores as of October 30, 1999.

    Staples.com:  Sales increased 491% during the third quarter of 2000 and 510% for year-to-date 2000 due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Staples.com had approximately 301,000 repeat customer visits and approximately 194,000 unique repeat customers during the third quarter of 2000. Repeat customers accounted for almost 67% of the total sales during the third quarter of 2000.

    Gross Profit.  Gross profit as a percentage of sales was 24.1% for the third quarter of 2000 and 24.2% for year-to-date 2000 as compared to 24.8% and 24.5% for the corresponding periods in 1999. The decrease in the gross profit rate for the third quarter of 2000 was largely a reflection of increased shrink costs in Staples' North American retail operations and pricing pressures from Staples competitors offset through lower product costs from vendors, increased buying efficiencies, continued supply chain enhancements and the leveraging of fixed distribution center and delivery costs over a larger sales base.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, increased as a percentage of sales to 14.5% in the third quarter of 2000 and 15.7% for year-to-date 2000 as compared to 14.2% and 14.7% for the corresponding periods in 1999. The increase was primarily due to increased costs of investing in the operations and marketing of Staples.com. Excluding the costs associated with Staples.com, these expenses as a percentage of sales would have been 13.9% in the third quarter of 2000 and 14.7% for year-to-date 2000 as compared to 14.1% and 14.6% for the corresponding periods in 1999. The slight increase for year-to-date 2000 also reflects the negative impact of wage inflation at the store level during the first half of fiscal year 2000. This increase was partially offset by reduced marketing spending by Staples Retail and Delivery and the continued leveraging of fixed store and delivery operating costs as sales have increased.

    Pre-opening Expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $123,000 per store for the third quarter of 2000 and $115,000 per store for year-to-date 2000 as compared to $82,000 and $92,000 per store for the corresponding periods in 1999. This increase in pre-opening expense for the third quarter of 2000 and year-to-date 2000 reflects the increased costs associated with opening stores in remote locations.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    General and Administrative Expenses.  General and administrative expenses as a percentage of sales were 3.7% for the third quarter of 2000 and 4.0% for year-to-date 2000, as compared to 3.7% and 4.2% for the corresponding periods in 1999. Excluding the impact of Staples.com, which currently has higher general and administrative expenses as a percentage of sales than Staples RD, general and administrative expenses would have dropped to 3.4% for the third quarter of 2000 compared to 3.6% for the third quarter of 1999.

    Merger-Related and Integration Costs.  As discussed in Note E to the Financial Statements, for year-to-date 2000, the Company utilized reserves of $7,069,000 related to the Quill merger, $12,099,000 related to the European Office Supply purchase and $2,881,000 related to the Claricom purchase. At October 28, 2000, the remaining accruals were $6,593,000 for the Quill merger, $10,871,000 for the European Office Supply purchase and $905,000 for the Claricom purchase. All of the costs anticipated in establishing these reserves will be paid by the end of fiscal year 2000, except for accruals related to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    Store Closure Credit.  For year-to-date 2000, management decided not to close several stores that were included in the original store closure plan. Accordingly, the Company has reversed a portion of the charge in the amount of $7,250,000, representing eighteen stores that the Company is no longer committed to closing due to changes in market conditions.

    Amortization of Goodwill.  Amortization of goodwill was $3,621,000 for the third quarter of 2000 and $10,716,000 for year-to-date 2000 as compared to $3,060,000 for the third quarter 1999 and $8,318,000 for year-to-date 1999. The increase in amortization is due to the additional goodwill created from the acquisitions of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999 and Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999. If Staples Communications continues to incur significant operating losses, a write-down of Staples Communications related goodwill and long-lived assets may become necessary, if management determines that the assets have become permanently impaired.

    Interest and Other Expense, Net.  Net interest and other expense was $13,718,000 for the third quarter of 2000 and $31,809,000 for year-to-date 2000 as compared to $5,162,000 for the third quarter 1999 and $10,554,000 for year-to-date 1999. The interest expense relates primarily to existing borrowings. The increase in the net interest expense during the third quarter of 2000 and year-to-date 2000 was primarily due to increased borrowings from Staples' revolving credit facility and the issuance of $175,000,000 floating rate notes on May 24, 2000.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 41% for the third quarter of 2000 and for year-to-date 2000 and 39% for the for the corresponding periods in 1999. The increase in Staples' effective tax rate is due primarily to a one time charge associated with the legal restructuring of the European Operations.

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During year-to-date 2000 and year-to-date 1999 Staples has also utilized its revolving credit facility to support its various growth initiatives.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Cash flow from operations was $236,000,000 for year-to-date 2000, driven primarily by cash earnings (net income plus depreciation/amortization and other non-cash expenses) of $348,000,000. These earnings were partially offset by increases in receivables of $172,000,000. Receivables from Staples' vendors under rebate and cooperative advertising and marketing programs account for the majority of the increase in receivables since January 29, 2000 as many of the programs are settled at the end of an annual term. The increase in receivables is also attributable to the continued growth of Staples' contract stationer business, Quill, StaplesLink.com and Quill.com. Sales generated by the contract stationer business segment and certain direct mail customers are made under regular credit terms, which requires that Staples carry its own receivables from these sales. On October 27, 2000, Staples entered into an agreement to sell substantially all accounts receivable generated by its contract stationer business segment, on a revolving basis, to a third party. As of October 28, 2000, Staples had not yet sold any of these receivables under the accounts receivables securitization agreement.

    Merchandise inventories increased $91,000,000 during the first three quarters of 2000. This increase was primarily attributable to an increase in the number of stores by 164 for year-to-date 2000, offset by lower inventory levels per store. The lower inventory level per store was primarily achieved due to Staples' continued focus on increasing inventory turnover. Total inventory turnover has improved to 4.34 turns per year through October 28, 2000 compared to 4.14 turns for the corresponding period in 1999. The net increase in inventory was funded by corresponding increases in accounts payable. Accounts payable, accrued expenses and other current liabilities increased $162,000,000 during the first three quarters of 2000 due to increased inventory levels, timing of payments and leveraging of accounts payable. To the extent that Staples' store base matures and becomes more profitable, cash generated from store operations is expected to continue to provide a greater portion of funds required for new store inventories and other working capital requirements.

    Cash used in investing activities of $387,000,000 for year-to-date 2000 consisted primarily of the acquisition of property and equipment of $328,000,000 and long-term investments in Internet related companies of $59,000,000. The majority of the property and equipment purchased during this period was related to the opening of 170 new stores as well as continued expansion of multi-channel distribution capabilities, the growth of Staples.com and investments in information systems.

    Staples maintains a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of available borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the LIBOR rate plus a percentage spread based upon certain defined ratios, a competitive bid rate or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covemants, including net worth maintenance, minimum fixed charge interest coverage, and limitations on indebtedness and sales of assets.

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.54% at October 28, 2000, and are due on November 26, 2001.

    On June 26, 2000, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200,000,000 of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $100,000,000, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios. The agreement, among other conditions, contains certain restrictive covenants, including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    On October 27, 2000, Lincolnshire Funding, LLC ("Lincolnshire"), an indirect subsidiary of Staples, entered into an accounts receivable sale agreement with Corporate Receivables Corporation and Citicorp North America, Inc. under which Lincolnshire agreed to sell accounts receivable which are purchased by Lincolnshire from Hackensack Funding, LLC ("Hackensack"), Lincolnshire's corporate parent and also an indirect subsidiary of Staples, which receivables are, in turn, purchased by Hackensack from Staples Contract & Commercial, Inc. and Quill Corporation, direct subsidiaries of the Company. The purchase limit under the Lincolnshire receivables sale agreement is $175,000,000. Under the Lincolnshire receivables sale agreement, the purchasers are entitled to receive a yield on their purchase price at a rate, depending on the identity of the purchaser, equal to either (a) the LIBOR rate plus 1.25% of (b) the rate paid by the purchaser on commercial paper notes issued to fund its receivables purchases from Lincolnshire. Staples has entered into a performance undertaking with respect to the performance obligations of its subsidiaries in connection with the receivables sale arrangement. As of October 28, 2000, Staples had not yet sold any of these receivables under the accounts receivable securitization agreement.

    Cash provided by financing activities of $153,000,000 includes net proceeds from borrowings of $292,000,000 and proceeds from the sale of capital stock, primarily through the exercise of stock options, of $38,000,000 offset by the purchase of treasury stock of $176,000,000. During the first three quarters of 2000, Staples increased its borrowings under its $350,000,000 revolving credit agreement by $125,000,000 to $275,000,000 at October 28, 2000. Staples also has available $200,000,000 on its 364 day revolving credit facility, $35,000,000 on other uncommitted, short-term bank credit lines, $66,900,000 on European lines of credit and $6,500,000 on a Canadian line of credit all with no outstanding balances as of October 28, 2000, resulting in $489,800,000 of total cash, short-term investments and available revolving credit agreements.

    For fiscal 2000, Staples extended its stock repurchase program intended to provide shares for employee stock programs. Management plans to use $250,000,000 for these repurchases. During the first three quarters of 2000, Staples repurchased 8,047,500 shares for approximately $172,000,000 under this program. This amount includes the purchase of 2,600,000 shares for approximately $78,700,000 on July 3, 2000, to settle an equity forward purchase agreement. The agreement was used to hedge against stock price fluctuations for the repurchase of Staples' common stock in connection with the annual stock option grant to employees and directors.

    Staples expects to open approximately 176 stores during the next five quarters. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $264,000,000 for store openings during this period. Staples also plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects that income from operations, together with its current cash and short-term investments, funds available under its revolving credit facility and proceeds from the planned sales of receivables will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

    Staples' market is highly competitive and Staples may not continue to compete successfully.  Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply service providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. The recent poor performance by Staples most direct retail competitors, specifically Office Depot and Office Max, may continue to cause price pressure and thus reduce Staples profit margin. It is also possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may reduce Staples' profit margin, and may adversely affect Staples' business and financial performance in other ways.

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase its number of stores. Staples opened 175 stores in the United States, Canada and Europe in fiscal 1999 and has already opened 170 new stores in fiscal 2000. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

    Staples' e-commerce business is currently experiencing operating losses.  Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples.com is currently unprofitable. Staples cannot guarantee that Staples.com will become profitable.

    Staples e-commerce business has equity investments in various e-commerce companies, whose operations may not become profitable or generate cash flows to sustain operations. In light of the recent market volatility associated in Internet Stocks, some of these companies may experience significant devaluation due to cash restraints and failed business models. If these companies are unable to implement a profitable business model or obtain additional funding Staples may incur investment losses which would increase the net losses of Staples.com in the future. Staples currently has a cost basis of approximately $81,000,000 in e-commerce companies.

    Staples Communications' operations may not become profitable.  Staples Communications, formerly Claricom Holdings Inc., a business acquired in February 1999 is currently unprofitable. Staples does not expect Staples Communications will become profitable in the near term. Should the performance of Staples Communications continue to incur significant operating losses, a write-down of Staples Communications goodwill and long-lived assets may become necessary if management determines that the assets have become permanently impaired.

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

ITEM 3

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

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.9385%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    On May 3, 2000, Staples entered into a currency swap on its $200,000,000 of 7.125% senior notes issued on August 12, 1997. The Company has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations of 295,290,000 in Canadian dollars at an interest rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5—Not applicable

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1
  Receivables Purchase Agreement, dated as of October 27, 2000, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.

  27.1
  Financial Data Schedule.

  (b)
  Reports on Form 8-K

      Not Applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: December 12, 2000	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
  ITEM 1
  ITEM 2
  ITEM 3
PART II—OTHER INFORMATION
  Items 1, 2, 3, 4 and 5—Not applicable
  Item 6—Exhibits and Reports on Form 8-K.