Form 10-K
period 2001-02-03
STAPLES INC
filed 2001-03-20
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	Commission File Number
February 3, 2001	0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2896127
(State of Incorporation)	(I.R.S. Employer Identification No.)

Five Hundred Staples Drive, Framingham, Massachusetts 01702
(Address of principal executive offices and zip code)

508-253-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
 Staples Retail and Delivery Common Stock, par value $0.0006 per share
Staples.com Common Stock, par value $0.0006 per share
(Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples Retail and Delivery Common Stock on February 26, 2001, as reported by Nasdaq, was approximately $6.9 billion. In determining the market value of non-affiliate voting stock, shares of Staples Retail and Delivery Common Stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 455,393,581 shares of Staples Retail and Delivery Common Stock and 9,606,314 shares of Staples.com Common Stock, both par value $.0006, outstanding as of March 15, 2001.

Documents Incorporated By Reference

    Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2001 Annual	Part III
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

PART I

Item 1. Business

Staples

    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor, with a total of 1,307 retail stores located in the United States, Canada, the United Kingdom, Germany, the Netherlands and Portugal as of February 3, 2001. In addition, Staples has catalog, electronic commerce and contract stationer businesses.

    During 1999, our stockholders approved a Tracking Stock Proposal which allowed us to issue a new series of common stock, Staples.com Stock, intended to track the performance of our e-commerce business, which operates under the name Staples.com. Staples' existing common stock was reclassified as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to track the performance of Staples Retail and Delivery ("Staples RD"), our non e-commerce businesses and a retained interest in Staples.com. For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD's and Staples.com's separate operating results, as presented in Note O of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board of Directors of Staples (the "Board").

    On March 15, 2001, the Board of Directors approved a proposal to seek stockholders' approval to effect a recapitalization by reclassifying the separate series of Staples.com Stock and recombine the two outstanding series of Staples' common stock into a single series of common stock representing all of Staples' businesses. At a meeting of stockholders, Staples' stockholders will be asked to consider and approve a proposal to amend Staples' certificate of incorporation to effect the recapitalization, rename the resulting single series of common stock as "Staples Common Stock" and provide that Staples could only issue common stock in a single series.

    Staples' executive offices are located at 500 Staples Drive, Framingham, Massachusetts 01702 (telephone: (508) 253-5000). Staples was organized in November 1985 and is incorporated in the State of Delaware.

Staples Retail and Delivery

    Staples RD includes Staples' retail stores, catalog businesses, contract stationer operations and a retained interest in Staples.com. This retained interest in Staples.com was approximately 92% at February 3, 2001 and approximately 88% at January 29, 2000.

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

Business Strategy

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

    We continue to invest in our staffing levels in stores and delivery operations as well as other investments to provide better customer service. In addition, we continue to drive a corporate-wide C.A.R.E. (Customers, Associates, Real Communications and Execution) program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way" and have implemented programs that tie a portion of incentive compensation to achievement of customer satisfaction goals.

  North American Retail

    Our North American retail operations, consisting of 1,148 stores as of February 3, 2001, are our core business, generating a substantial majority of our sales and profits. Our retail operations focus on serving the needs of customers primarily in the consumer, home office and small business segments of the office products market. We are devoting significant resources and efforts to profitably increasing our retail sales per store in both North America and Europe and to reduce shrink in our stores. These initiatives cover a wide-range of store operations, including product and service offerings, inventory planning and protection, staffing, customer satisfaction and improvements in store design.

    We are continuing our store growth program. In fiscal year 2000, we opened 166 stores in North America and we intend to open approximately 140 stores during fiscal year 2001. Our store growth strategy combines entries into new markets with filling in existing markets. During the past two years Staples entered into 126 new markets creating more opportunity to fill in those markets in fiscal year 2001. The growth program for fiscal year 2001 will focus primarily on existing markets with fewer new market entries. To support this commitment, we are also taking steps to strengthen our infrastructure, including our distribution capabilities.

    Superstores.  Our North American superstores are located in 45 states, the District of Columbia and 10 Canadian provinces in both major metropolitan markets and smaller outlying markets. Our current superstore prototype is approximately 24,000 square feet. Our strategy for our North American superstores focuses on four key objectives:

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

    During fiscal year 2000, Staples began offering customers the ability to purchase products on-line that were not available in our store through electronic kiosks. The customers can pay for the product at the register or through Staples.com and have the product delivered to their home or business.

    Express Stores.  In select urban markets, we operate a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores give us the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment. Staples Express stores range from approximately 6,000 to 10,000 square feet. To meet the needs of the business traveler, Staples also operates four airport stores, each of which are approximately 1,500 square feet.

  Contract and Commercial

    Our contract and commercial operations of Staples RD are comprised of two principal operations:

  •
  Our catalog businesses, operating under the names "Staples Direct" and "Quill Corporation"; and

  •
  Our contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage."

    We are implementing a number of actions to grow our delivery business. These actions include: broadening product offerings; offering specialized, more focused marketing initiatives; and expanding distribution capacity.

    Staples Direct.  Operating since 1990, Staples Direct, our direct mail catalog business, reaches all targeted segments of the office products market seeking the convenience of telephone ordering and free next business day delivery for orders over $50. Delivery orders are shipped from our delivery distribution centers and are distributed through dedicated delivery hubs. In some markets, we also deliver products directly from our retail stores. We market Staples Direct through both direct mail catalogs and a sales force primarily focused on generating new accounts.

    Quill Corporation.  Acquired in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than 750,000 medium sized businesses in the United States. Quill markets primarily through the distribution of catalogs designed to meet the needs of specific customer segments. Quill offers outstanding customer service, a superior private label product and special services to attract and retain its customers.

    Staples National Advantage and Staples Business Advantage.  Our contract stationer operations focus primarily on serving the needs of medium- to large-sized businesses that sometimes may seek more services than are provided by a traditional retail or mail order business, such as customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Our contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business focused on selling to large multi-regional businesses. Staples Business Advantage focuses on selling to medium- and large-sized regional companies and has the flexibility to handle smaller accounts. We initially established this business through acquisitions of regional contract stationers, and more recently have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage.

  Staples.com

    Our three principal web sites, Staples.com, Quill.com, and StaplesLink.com, leverage the brand recognition and fulfillment infrastructure of Staples. Each of our web sites is targeted to the needs of a particular segment of our customer base.

    Staples.com is our core electronic marketplace for small businesses, home offices and consumers. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. The site is available in all of our stores through electronic kiosks.

    Quill.com leverages the strength of the Quill brand name in the catalog-order office products market to sell to small and mid-sized businesses. Quill.com offers over 20,000 office products from Quill's direct mail catalogs, including Quill's private label products.

    StaplesLink.com leverages the strength of the Staples brand name in the contract stationer market to provide online procurement of office products for large businesses. StaplesLink.com offers the highest level of procurement functionality of our web sites, including customized pricing, payment terms, usage reporting and full service account management designed to appeal to businesses which require high levels of procurement control.

    Our objective is to create a business-to-business electronic marketplace offering a comprehensive solution for the office needs of our business customers. We seek to provide a single online destination where businesses can procure a broad array of office products and business services, access and exchange business information and expert content and conduct electronic commerce transactions with each other. Key elements of Staples.com's strategy include:

  •
  capitalizing on Staples.com's relationship with Staples which provides it with significant competitive advantages;

  •
  aggressively acquiring new business customers and driving repeat purchases by leveraging our strong brand franchise, providing easy access to a wide selection of products, services and information and utilizing Staples' and Quill's extensive direct marketing experience, sophisticated marketing techniques and high-quality customer service;

  •
  leveraging high quality and high frequency traffic that is drawn to our web sites;

  •
  taking advantage of Staples' and Quill's significant direct marketing expertise, as well as the customer profile information that we gather through our web sites, to tailor our products and service offerings to the individual needs of our customers;

  •
  continuing to build our online brands and communicate the benefits and convenience of shopping at our web sites;

  •
  expanding strategic alliances and partnership relationships to build on our business service offerings, gain entry into new markets and drive traffic to our web sites; and

  •
  expanding internationally.

  European Operations

    We started doing business in Europe in 1992. As of February 3, 2001, Staples, through its wholly owned subsidiaries, operates 71 stores in the United Kingdom, 54 stores in Germany, 26 stores in the Netherlands and 8 stores in Portugal, with delivery operations for Staples in the United Kingdom and Germany and delivery operations for Quill in the United Kingdom. In fiscal year 2000, we opened 23 stores in Europe and plan to open approximately 20 stores in fiscal year 2001.

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

    We offer our customers an array of services. Customers may shop our retail stores or place orders by telephone or via the Internet for delivery. Customers may pay with MasterCard, Visa, American Express, Discover, or the Staples private label credit card, in addition to check or cash. We also offer customers an option to lease business machines and computers through a third party lessor with varying terms. In our retail stores we offer high-speed color and self-service copying, overnight mailing, faxing and other print services as well as payroll services, build to order computers, service warranty contracts and other such services for our customers. Many of our products offered on-line, through our web site Staples.com, are now available to our store customers thorough in-store electronic kiosks.

    Our delivery operations carry many of the same products that are sold in retail stores. The contract stationer catalog typically offers products with unique pricing, billing and other services available to each customer.

    Staples.com offers a wide range of competitively priced products selected to meet the needs of customers. Staples.com's merchandisers work closely with the Staples and Quill merchandise departments to select quality brands and products to feature on the web sites.

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

    The following table shows sales by each major product line for Staples as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Office supplies, services and other supplies	39.6%	43.0%	45.9%
Business machines and telecommunications services	28.7	26.0	23.7
Computers and related products	23.9	23.1	22.2
Office furniture	7.8	7.9	8.2

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

    We believe our distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads from suppliers. We believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

    Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced and we operate smaller gross square footage stores than would otherwise be required. Smaller store size reduces our rental costs in the expensive markets in which we currently operate and allows us improved flexibility in locating stores more closely to our target customers.

    We continue to enhance our distribution network to support our retail operations. We opened distribution centers in Terre Haute, Indiana in January 2000 and Rialto, California in January 1999, Killingly, Connecticut in January 1998 and Hagerstown, Maryland in March 1997. These four facilities support our U.S. retail operations.

    To support our North American delivery operations, Staples opened distribution centers in two new markets, London, Ohio and Ontario, California, during fiscal year 2000. In fiscal year 1999, Staples opened distribution centers in Stockton, California, Charlotte, North Carolina, and Vancouver, Canada, to support the catalog, contract and Staples.com businesses.

    Staples.com maintains no inventory but instead sells products carried as inventory in Staples' delivery operations' nationwide network. Staples.com and StaplesLink.com are directly tied to Staples' fulfillment centers enabling customers to promptly determine whether ordered products are available. Staples.com typically can fill approximately 80% of all U.S. orders from Staples' in-stock inventory. Staples.com products are delivered through third-party couriers and Staples' delivery fleet.

Marketing Strategy

    We pursue a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as radio, television, newspaper circulars, Internet and print advertising, as well as catalogs and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spending as well as the mix of media employed depending upon market, competitive and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

    In 2000, we continued to invest in our nationally recognized television campaign and continued to supplement our spot television schedule with network ads. This television advertising is designed to raise awareness of Staples and penetration levels for both the household and business customer segments across the country. In addition, we expanded our print advertising campaign in order to support key product categories. We also have the naming rights agreement with L.A. Arena Company, LLC, which designed the Staples Center, a new state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years.

    Staples.com has designed its marketing strategy to build awareness of the Staples.com brands, increase traffic to its web sites, encourage repeat business and expand its customer base. We use both online and offline marketing to carry out our marketing strategy. Our online marketing includes e-mail promotions and special programs. Our offline marketing includes traditional advertising on television, direct mail and in other media, which is often combined with advertising for Staples' superstores. Advertising for Staples.com is often included in direct marketing for Staples' retail stores and catalogs. As part of Staples' multi-channel promotions, Staples includes the Staples.com web site address in its print advertisements and catalogs and promotes Staples.com as one of its "three ways to save", in addition to its well established retail stores and catalog operations. In marketing to small and mid-sized businesses, we utilize sales representatives in Staples' catalog operations. In marketing to StaplesLink.com's large business customers, we utilize Staples contract stationers' sales force. We also take advantage of the telemarketing resources of both Staples and Quill to market our web sites. We seek to further benefit from our relationship with Staples by placing kiosks linked to our web sites in Staples' retail stores.

Operations

    We strive to be the lowest cost operator of office products servicing our targeted customers. We seek to create stores that appeal to our target customers for their broad selection, everyday low prices, convenience, shopability and helpful service. Our stores typically are open seven days per week.

    Our retail stores display inventory according to a plan-o-gram that graphically designates the place each item in each section of the store is displayed and specifies the quantity to be stocked. Related items are typically grouped together for customer convenience. Store layouts are as uniform as the various facilities allow, so that products destined for stores can be picked at the distribution center to match store aisles.

    Our computer systems replenish inventory levels for each SKU by store based on our rate of sale and variability in rate of sale. Sales and inventory levels are tracked by SKU at each store through our point-of-sale system and are transmitted nightly to our host computer. Reorders from the distribution center are processed so that inventory arrives at our stores as needed.

    In our stores employees are available to consult on purchases, particularly in our furniture, business machines and computer sections, where customers often need assistance in decision-making. This positions us to offer our customers more technology solutions such as build to order computers as well as computer upgrades and services through the Staples Tech Center. Also included are enhanced product assortments in furniture, paper and technical office supplies. In the services category, the current store model promotes the Staples Copy Center and, where market conditions warrant, expanded copy centers. Our current superstore prototype is approximately 24,000 square feet, which allows for enhanced business services, product depth and capital goods sales. Where possible, we have expanded existing stores to fit the current format.

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

    To process customers' orders and interact with customers, Staples.com has implemented a broad array of electronic commerce, site management, search, and customer interaction services and systems. These services and systems use a combination of its own technologies, Staples' technologies and commercially available, licensed technologies. The systems that Staples.com uses to accept and process customers' orders are integrated with the order management, payment processing, distribution, accounting and financial systems of Staples. Staples.com focuses its internal development efforts on creating and enhancing specialized software that is unique to its online business. Staples.com uses a set of applications for:

  •
  accepting and validating customer orders for products;
  •
  transmitting orders to Staples for processing and fulfillment;
  •
  interacting with customers for customer service and other purposes; and
  •
  connecting to third parties for sale and delivery of certain products and services to customers.

    Staples.com's systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our web systems hardware is hosted at third-party facilities in Maryland and Massachusetts. The associated Staples systems hardware resides at Staples facilities in Framingham, Massachusetts and Quill facilities in Lincolnshire, Illinois. To provide for high availability of its web systems, Staples.com has implemented systems that distribute incoming customer requests across multiple web servers, and ensured that many of the individual components of its web sites are maintained in duplicate or greater so that it has another substitute unit available in the event one fails.

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

    Staples.com uses Staples personnel for various functions, including financial and accounting services, information system services, some selling and marketing activities, some merchandising and replenishment services, transportation and warehouse management services, some customer service activities, executive management, human resources, legal and corporate planning activities. As a result, Staples.com pays an allocated portion of Staples' expenses.

    Staples offers eligible associates the opportunity to acquire equity in the Company by purchasing Staples RD Stock through an employee stock purchase plan. In addition, Staples grants Staples RD and

Staples.com stock options and Staples RD restricted stock to certain of its associates as an incentive to attract and retain such associates.

    As of February 3, 2001, Staples employed 29,295 full-time and 24,163 part-time associates.

Expansion Strategy

    Our expansion strategy involves the establishment of a strong market position by increasing our presence in targeted metropolitan markets by operating a full network of stores, entering small markets and focusing growth in those markets where products can be cost effectively replenished through our distribution centers. Our delivery channel then enters the new markets entered by the stores and increases their catalog opportunities. We believe that the network of stores, catalog and e-business in a metropolitan market enhances profitability by leveraging marketing costs, distribution expense and supervision costs.

    We currently plan to open approximately 140 stores in North America and approximately 20 stores in Europe in fiscal 2001. Our growth strategy calls for continuing to increase our presence along both the East and West coasts of the United States as well as portions of the Southeast and Midwest regions.

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

    We plan to continue to expand our Internet operation, Staples.com, during fiscal year 2001. We will continue to dedicate investments in personnel, technology and marketing. We recognize the long-term potential of electronic commerce and plan to continue to aggressively address this market.

Competition

    We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. Primary competitive factors in our markets include brand recognition, selection, convenience, price, accessibility, depth, breadth and presentation of site content, customer service, and reliability and speed of order shipment.

    Our target customers have historically been serviced by traditional office products dealers. We believe we have competed favorably against these dealers in the past because we generally offer lower prices. In addition, with respect to our retail and delivery business, we believe that our broad product line, depth of in-stock inventory, extended store hours, customer service and shopping environment offer us competitive advantages. Recently, however, some traditional office product dealers have lowered prices and increased their service levels to become more competitive with discount retailers.

    We also compete in most of our geographic markets with other high-volume office supply chains that are similar in concept to Staples in terms of store format, pricing strategy, and product selection, including Office Depot, OfficeMax, and Office World as well as mass merchants, such as Wal-Mart, warehouse clubs, computer and electronics superstores, and other discount retailers. In addition, our retail stores, as well as our delivery operations business, compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers. Such competitors have increased their presence in our markets in recent years. Staples.com currently competes with a variety of other companies offering office products and services including traditional store-based retailers that sell office products, online office product retailers, traditional providers of services for small business, such as telephone, credit card and insurance companies, and online service providers, such as small business portals, that target the small business market or sell to small business customers.

    We believe that we currently compete favorably with respect to each of the above factors. Some of our current and potential competitors in the office products industry are larger than us and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Trademarks

    The Company has registered the marks "Staples", "Staples the Office Superstore", "Staples.com", "Staples National Advantage", "Staples Business Advantage", "Staples Express" and "Quill" on the Principal Register of the United States Patent and Trademark Office; the mark "Staples" in Canada, Germany, the United Kingdom and the CTM which includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Portugal, Spain, Sweden, The Netherlands and the United Kingdom; the mark "Staples the Office Superstore" in Canada; and the mark "Quill" in Canada and the United Kingdom.

Item 2. Properties

    As of February 3, 2001, Staples operated 1,307 superstores in 45 states, the District of Columbia, 10 provinces in Canada, 10 regions in the United Kingdom, 4 regions in Germany, 6 regions in the Netherlands and in Lisbon, Portugal. Staples also operates 37 distribution centers. The following table sets forth the locations of Staples' facilities as of February 3, 2001.

STATE/PROVINCE/REGION	NUMBER OF STORES
United States
Alabama	5
Arizona	22
Arkansas	3
California	140
Colorado	1
Connecticut	30
Delaware	5
Florida	46
Georgia	24
Idaho	8
Iowa	13
Illinois	16
Indiana	29
Kansas	5
Kentucky	6
Maine	8
Maryland	31
Massachusetts	43
Michigan	31
Minnesota	1
Mississippi	1
Missouri	9
Montana	6
Nebraska	4
New Hampshire	15
New Jersey	61
New Mexico	6
New York	97
North Carolina	24
North Dakota	2
Ohio	50
Oklahoma	15
Oregon	16
Pennsylvania	67
Rhode Island	6
South Carolina	14
South Dakota	1
Tennessee	16
Texas	21
Utah	11
Vermont	5
Virginia	27
Washington	15
Washington DC	2
West Virginia	5
Wisconsin	10

973
Canada
Alberta	22
British Columbia	22
Manitoba	4
New Brunswick	5
Newfoundland	2
Nova Scotia	7
Ontario	69

Quebec	38
Saskatchewan	5
Prince Edward Island	1

175
United Kingdom
Anglia	4
Central/Midlands	14
Lakes	1
London	12
North	10
North East	3
North West	7
South	10
Wales & Avon	7
West	3

71
Germany
Mitte (Midlands)	12
Nord (North)	12
Nordrhein-Westpfalen	18
Sud (South)	12

54
Netherlands
Middel (Midlands)	2
Noord (North)	3
Oost (East)	5
Zuid (South)	3
Zuid-Oost (Southeast)	2
Wes (West)	11

26
Portugal
Lisbon	8
STATE/PROVINCE/REGION	NUMBER OF DISTRIBUTION CENTERS
United States
California	4
Colorado	1
Connecticut	4
Florida	3
Georgia	3
Illinois	2
Indiana	1
Maryland	1
Massachusetts	1
Michigan	1
New Jersey	1
New York	1
North Carolina	1
Ohio	2
Oregon	1
Pennsylvania	3
Texas	2
Washington	1

33
Canada
British Columbia	1
Ontario	1

2
United Kingdom
Pensnett	1
Belgium
Tongeren	1

    Most of the existing stores are leased by Staples with initial lease terms expiring between 2001 and 2023. In most instances, the Company has renewal options at increased rents. Leases for 169 of the existing stores provide for contingent rent based upon sales.

Item 3. Legal Proceedings

    Staples is not party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    Staples' Retail and Delivery Common Stock is traded on the Nasdaq National Market under the symbol "SPLS."

    At March 16, 2001, the number of holders of record of Staples RD Stock was 8,913 and the number of holders of record of Staples.com Stock was 450.

    The following table sets forth for the periods indicated the high and low sale prices per share of Staples RD Stock on the Nasdaq National Market, as reported by Nasdaq.

Fiscal Year Ended January 29, 2000	High	Low
First Quarter	$35.94	$26.50
Second Quarter	32.25	26.00
Third Quarter	28.88	18.63
Fourth Quarter	28.75	16.44
Fiscal Year Ended February 3, 2001	High	Low
First Quarter	$28.06	$18.06
Second Quarter	19.81	14.00
Third Quarter	18.13	11.00
Fourth Quarter	18.06	10.60

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

    The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") which Staples will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item will appear under the heading "Directors and Executive Officers of Staples—Certain Relationships and Related Transactions" in the Company's Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.
1.
Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

Staples, Inc.:
Consolidated Balance Sheets—February 3, 2001 and January 29, 2000.
Consolidated Statements of Income—Fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.
Consolidated Statements of Stockholders' Equity—Fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.
Consolidated Statements of Cash Flows—Fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.
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

(b)
Reports on Form 8-K.

    Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

STAPLES, INC.
By:	/s/ THOMAS G. STEMBERG Thomas G. Stemberg Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Capacity

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ BASIL L. ANDERSON Basil L. Anderson	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ W. LAWRENCE HEISEY W. Lawrence Heisey	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
/s/ JAMES L. MOODY, JR. James L. Moody, Jr.	Director
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director

Signature	Capacity
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
/s/ W. MITT ROMNEY W. Mitt Romney	Director
/s/ RONALD L. SARGENT Ronald L. Sargent	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
/s/ MARGARET C. WHITMAN Margaret C. Whitman	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ PATRICK HICKEY Patrick Hickey	Senior Vice President and Corporate Controller (Principal Accounting Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS(1)

(Dollar Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended
	February 3, 2001(3) (53 weeks)	January 29, 2000 (52 weeks)	January 30, 1999(4) (52 weeks)	January 31, 1998(5) (52 weeks)	February 1, 1997 (52 weeks)
Statement of Income Data:
Sales	$10,673,671	$8,936,809	$7,123,189	$5,732,145	$4,493,589
Gross profit	2,576,505	2,215,246	1,726,266	1,354,455	1,060,245
Historical net income	59,712	314,988	185,370	167,914	144,742
Pro forma net income attributed to Staples, Inc. Stock(2) (6)			183,556	153,128	129,413
Basic earnings/(loss) per common share:
Historical net income per common share—Staples RD Stock(2)	0.16	0.26
Historical net loss per common share—Staples.com Stock(2)	(0.84)	(0.09)
Historical net income per common share—Staples, Inc. Stock(2)		0.42	0.43	0.41	0.36
Pro forma net income per common share—Staples, Inc. Stock(2) (6)			0.43	0.38	0.32
Diluted earnings/(loss) per common share:
Historical net income per common share—Staples RD Stock(2)	0.15	0.26
Historical net loss per common share—Staples.com Stock(2)	(0.84)	(0.09)
Historical net income per common share—Staples, Inc. Stock(2)		0.41	0.41	0.39	0.35
Pro forma net income per common share—Staples, Inc. Stock(2) (6)			0.41	0.36	0.31
Dividends	—	—	—	—	—
Selected Operating Data (at period end):
Stores open	1,307	1,129	913	742	557
Balance Sheet Data:
Working capital	$644,832	$738,547	$798,768	$803,660	$623,835
Total assets	3,989,413	3,846,076	3,179,266	2,638,862	1,955,636
Total long-term debt, less current portion	441,257	500,903	205,015	518,959	402,985
Stockholders' equity	$1,763,830	$1,828,813	$1,656,886	$1,094,485	$875,823

(1)
On May 21, 1998, the Company acquired Quill Corporation ("Quill"). This transaction has been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of Quill for all periods presented.

A-1

  STAPLES, INC. AND SUBSIDIARIES

  FINANCIAL HIGHLIGHTS(1) (Continued)

  (Dollar Amounts in Thousands, Except Per Share Amounts)

  Also, all share numbers and earnings per share data have been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in January 1999, January 1998, March 1996 and July 1995.

(2)
Beginning in the fourth quarter of fiscal year ending January 29, 2000, historical earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock as Staples RD Stock. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 and the fiscal years 1998, 1997 and 1996 for Staples, Inc. common stock and for the fiscal year 2000 and the three months ended January 29, 2000 for Staples RD and Staples.com Stock. Staples.com's net loss per share has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effected on April 5, 2000.

(3)
Results of operations for this period includes $205,750,000 of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies. These results also include a $7,250,000 credit related to the reversal of a portion of the store closure charge, taken in fiscal year 1998, see (4), representing stores that the Company will not close due to changes in market conditions.

(4)
Results of operations for this period include a $41,000,000 charge relating to costs incurred in connection with the merger with Quill and a $49,706,000 charge relating to store closure costs.

(5)
Results of operations for this period include a $29,665,000 charge relating to costs incurred in connection with the proposed merger with Office Depot, Inc.

(6)
Pro forma information for periods ending February 1, 1997 through January 30, 1999 includes a provision for income taxes on the previously untaxed earnings of Quill, which had been an S Corporation prior to its acquisition by the Company.

  The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

A-2

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

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a retained interest in Staples.com of approximately 92% at February 3, 2001 and approximately 88% at January 29, 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com and StaplesLink.com, and its Canadian e-commerce business.

    Staples RD's and Staples.com's separate operating results, as presented in Note O of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board. While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples RD and Staples.com been operating as independent companies. Staples.com has relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

financial position is not necessarily indicative of the financial position that would have resulted had Staples.com been operating as an independent company. Staples.com's relationship with Staples RD provides Staples.com with competitive advantages regarding product selection, purchasing power and national distribution capabilities. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties. Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    On March 15, 2001, the Board of Directors approved a proposal to seek stockholders' approval to effect a recapitalization by reclassifying the separate series of Staples.com stock and recombine the two outstanding series of Staples common stock into a single series of common stock representing all of Staples' businesses. At a meeting of stockholders, Staples' stockholders will be asked to consider and approve a proposal to amend Staples' certificate of incorporation to effect the recapitalization, rename the resulting single series of common stock as "Staples common stock" and provide that Staples could only issue common stock in a single series.

Results of Operations

Comparison of Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999

    General.  The fiscal year ended February 3, 2001 consisted of 53 weeks, while the fiscal years ended January 29, 2000 and January 30, 1999 consisted of 52 weeks.

  Sales.

	(Amounts in thousands)
				2000 Annual Increase	1999 Annual Increase	1998 Annual Increase
	2000	1999	1998
North American Retail	$7,001,339	$5,996,072	$4,867,124	17%	23%	26%
Contract and Commercial	2,442,967	2,362,357	1,898,089	3%	24%	15%
European Operations	717,069	484,031	341,090	48%	42%	51%

Total Staples RD	$10,161,375	$8,842,460	$7,106,303	15%	24%	24%
Total Staples.com	512,296	94,349	16,886	443%	459%	356%

Total Staples, Inc.	$10,673,671	$8,936,809	$7,123,189	19%	25%	24%

    Sales increased 19% to $10,673,671,000 in fiscal year 2000 from $8,936,809,000 in fiscal year 1999; excluding the additional week in fiscal year 2000, sales increased 17% from fiscal year 1999. Sales increased 25% to $8,936,809,000 in fiscal year 1999 from $7,123,189,000 in fiscal year 1998. Worldwide comparable sales increased 7% in fiscal 2000, excluding the additional week, and 9% in fiscal 1999. Comparable sales include stores open for more than one year plus the Commercial business ("Staples Direct") and the Staples.com and Business Depot web sites. Comparable sales for our retail locations increased 4% in fiscal year 2000, excluding the additional week, and 7% in fiscal year 1999. Worldwide non-comparable store sales represented 58% of the total increase in sales for fiscal 2000 and 48% in fiscal year 1999. Staples had 1,307 open stores as of February 3, 2001, 1,129 open stores as of January 29, 2000 and 913 open stores as of January 30, 1999. The February 3, 2001 total includes 189 stores opened and 11 stores closed during the twelve months ended February 3, 2001.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Staples RD:  Sales for North American retail increased 17% during fiscal year 2000, increased 23% during fiscal year 1999, and increased 26% during fiscal year 1998. Excluding the additional week in fiscal year 2000, sales for North American retail increased 14%. Staples had 1,148 North American stores open as of February 3, 2001. We increased our North American store base by 157 stores in 2000, by 151 in 1999 and by 155 in 1998.

    Sales for Contract and Commercial increased 3% and 24% for fiscal years 2000 and 1999, respectively. This sales activity reflects revenue growth in Staples Direct of 8% in fiscal year 2000 and 18% in fiscal year 1999 that was driven by an increase in targeted customer marketing, but offset by the migration of customers to the Internet site Staples.com. Excluding the additional week in fiscal year 2000, revenue growth in Staples Direct was 6%. Combined revenue growth for Staples Direct and Staples.com was 35% for fiscal year 2000 and 25% for fiscal year 1999. Excluding the additional week in fiscal year 2000, combined revenue growth for Staples Direct and Staples.com was 32%. Contract division sales, which includes Contract, Quill and Staples Communications, increased 1% for fiscal year 2000 and 28% for fiscal year 1999. Excluding the additional week in fiscal year 2000, sales for the Contract division decreased 1%. This decrease in sales growth reflects the effect of the migration of customers to StaplesLink.com and Quill.com web sites. Growth in the Contract division would have been 13% for fiscal year 2000 and 30% for fiscal year 1999 if the revenues from StaplesLink.com and Quill.com were included. Excluding the additional week in fiscal year 2000, growth in the Contract division would have been 11% if the revenues from StaplesLink.com and Quill.com were included. Contract division sales also reflect a decline in the sales performance of Staples Communications during fiscal year 2000.

    Sales for European Operations increased 48% for fiscal year 2000, increased 42% for fiscal year 1999 and increased 51% for fiscal year 1998. Excluding the additional week in fiscal year 2000, the sales for the European Operations would have increased 45%. This growth was primarily due to an increase in comparative store sales and the addition of 21 stores to the European store base during fiscal year 2000, 65 stores during fiscal year 1999, and 16 stores during fiscal year 1998. The 65 store increase in our European segment in fiscal year 1999 included the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999. In addition to the store sales increase in our European operations, the increase in fiscal year 1999 revenue reflects the rollout of Quill in the United Kingdom in March 1999. Staples RD had 159 European stores open as of February 3, 2001 compared to 138 at January 29, 2000 and 58 as of January 30, 1999.

    Staples.com:  Sales increased 443% in fiscal year 2000 and 459% in fiscal year 1999 due to the significant increase in the Staples.com customer base and repeat purchases from Staples.com's existing customers. Excluding the additional week in fiscal year 2000, Staples.com sales would have increased 426%.

    Gross Profit.  Gross profit as a percentage of sales was 24.1% for fiscal year 2000, 24.8% for fiscal year 1999, and 24.2% for fiscal year 1998. The decrease in the gross profit rate during fiscal year 2000 was largely a reflection of increased shrink costs in Staples' retail operations, a promotional sales environment and the increase in our mix of technology products, partially offset by lower product costs from vendors, increased buying efficiencies, continued supply chain enhancements and the leveraging of fixed distribution center and delivery costs over a larger sales base.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.4% of sales for fiscal year 2000, 14.5% of sales for fiscal year 1999, and 13.9% of sales for fiscal year 1998. The increase as a percentage of sales for fiscal year 2000 was

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

primarily due to increased costs of investing in the operations and marketing of Staples.com. Excluding the costs associated with Staples.com, these expenses as a percentage of sales would have been 14.6% of sales for fiscal year 2000, 14.3% of sales for fiscal 1999, and 13.9% of sales for fiscal year 1998. The increase as a percentage of sales during the fiscal year 2000 reflects increased selling costs at the store level associated with more complex products and deleveraging of expenses from lower sales volumes on a per store basis. This was partially offset by the continued efficiency in store and delivery operating costs.

    Pre-opening expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $118,000 per store for the stores opened during fiscal year 2000, $94,000 per store for the stores opened during fiscal year 1999, and $80,000 per store for stores opened during fiscal year 1998. The increase in pre-opening expenses largely reflects the increased costs associated with opening stores in remote locations.

    General and Administrative.  General and administrative expenses as a percentage of sales were 3.8% for fiscal year 2000, 4.0% for fiscal year 1999, and 4.2% for fiscal year 1998. Excluding the impact of Staples.com, which currently has higher general and administrative expenses as a percentage of sales than Staples RD, general and administrative expenses would have dropped to 3.6% of sales for fiscal year 2000 compared to 3.8% of sales for fiscal 1999 and 4.2% of sales for fiscal year 1998. The decrease as a percentage of sales for fiscal year 2000 compared to fiscal year 1999 was primarily due to Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and delivery businesses and a reduction in management's variable compensation. The decrease as a percentage of sales for fiscal year 1999 compared to fiscal year 1998 was primarily due to decreased Year 2000 compliance and other information systems costs, synergies realized from the Quill integration and Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and direct businesses. These decreases were partially offset by costs incurred for Staples Communications which has higher general and administrative expenses as a percentage of sales than Staples' traditional business units.

    Amortization of Goodwill.  Amortization of goodwill totaled $13,628,000 in fiscal year 2000, $12,014,000 in fiscal year 1999 and $3,739,000 in fiscal year 1998. The increase in amortization is due to the goodwill from the acquisitions of Ivan Allen Corporation on November 1, 1998, Claricom Holdings, Inc., now referred to as Staples Communications, on February 26, 1999, and the Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999.

    Asset impairment and other charges.  During the fourth quarter of fiscal year 2000, Staples recognized impairment losses of $205,750,000. The Company has reviewed the recoverability of the carrying value of its intangible and long-lived assets by using expected future cash flows to value the assets' carrying value. The assets that were impaired consisted of the goodwill and fixed assets associated with Staples Communications of $156,286,000. Also included in this charge is the write-down of investment values in various e-commerce companies of $49,464,000 due to an impairment in value that is other than temporary. These write-downs are a result of significant reductions in valuations for Internet stocks, certain companies that discontinued operations and other companies that experienced significant devaluation due to cash restraints and failed business models.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Merger-Related and Integration Costs.  In connection with the acquisition of Quill, in a pooling of interests transaction during fiscal year 1998, Staples recorded a charge to operating expense of $41,000,000 during fiscal year 1998. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical in the merging of operations, such as rationalization of facilities, unwinding of various contractual commitments, asset write-downs and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in Quill's accounting policies to conform to that of Staples. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. These accruals were fully utilized during fiscal year 2000 except for net payments under long-term lease obligations.

    During fiscal year 2000, Staples utilized reserves of $9,901,000 related to the Quill merger, $15,858,000 related to the European Office Supply purchase and $3,786,000 related to the Claricom purchase. At February 3, 2001, the remaining accruals were $3,761,000 for the Quill merger, $7,112,000 for the European Office Supply purchase and $0 for the Claricom purchase. All of the remaining costs relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease term.

    Store Closure Charge.  In December 1998, Staples committed to a plan to close and relocate stores which could not be expanded and upgraded to the Company's current store model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. This charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and $15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999 with the stores to be closed and relocated during fiscal years 1999 through 2001. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan. Accordingly, the Company reversed a portion of the charge in the amount of $7,250,000, representing stores that the Company will not close due to changes in market conditions. Through February 3, 2001, the Company has paid approximately $6,680,000 in costs related to the store closures and $20,656,000 remains accrued for future rental payments, fees, settlement costs, and other expenses related to the store closures.

    Interest and Other Expense, Net.  Net interest and other expense totaled $45,158,000 in fiscal year 2000, $17,101,000 in fiscal year 1999 and $17,370,000 in fiscal year 1998. The interest expense relates primarily to existing borrowings. The increase in the net interest expense during fiscal year 2000 was primarily due to increased borrowings from Staples' revolving credit facility and the issuance of $175,000,000 of floating rate notes on May 24, 2000.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 75.6% for fiscal year 2000, 39.0% for fiscal year 1999 and 39.5% for fiscal year 1998. On a pro forma basis, to reflect a provision for income taxes on previously untaxed earnings of Quill, Staples' effective tax rate would have been 40.1% for fiscal year 1998. The increase in the tax rate in fiscal year 2000 was primarily due to the effect of the asset impairment and other charges taken in fiscal year 2000 that were not benefitted for tax purposes.

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. During fiscal years 2000, 1999 and 1998, Staples also utilized its revolving credit facility to support its various growth initiatives.

    Cash flow from operations was $692,000,000 for fiscal year 2000, driven primarily by cash earnings (net income plus depreciation/amortization, asset impairment and other charges and other non-cash expenses) of $522,000,000. The increase in cash flow from operations was offset by merchandise inventories increasing by $50,000,000 during fiscal year 2000. This increase, though offset by lower inventory levels per store, was primarily attributable to a net increase in the number of stores by 178 for fiscal year 2000. The lower inventory per store is primarily achieved due to Staples' continued focus on increasing inventory turnover. Total inventory turnover has improved to 4.4 turns per year for fiscal year 2000 compared to 4.2 turns for fiscal year 1999. The net increase in inventory was funded by corresponding increases in accounts payable. Accounts payable, accrued expenses and other current liabilities increased $158,000,000 during fiscal year 2000 due to increased inventory levels, timing of payments and leveraging of accounts payable. To the extent that Staples' store base matures and becomes more profitable, cash generated from store operations is expected to continue to provide a greater portion of funds required for new store inventories and other working capital requirements.

    On October 27, 2000, Staples entered into an agreement under which two of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose indirect subsidiary of the Company which in turn sells these accounts receivables to another limited purpose indirect subsidiary of the Company that holds these receivables and sells participating interests in such accounts receivable to third party purchasers who, in turn, receive ownership and security interests in those receivables. As collections reduce accounts receivable in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiaries. The availability under the agreement is $175,000,000. The third party purchasers are entitled to receive a yield on their purchase price at a rate, depending on the identity of the purchaser, equal to either (a) the LIBOR rate plus 1.25% or (b) the rate paid by the purchaser on commercial paper notes issued to fund its receivables purchases from the limited purpose indirect subsidiary of the Company. At February 3, 2001, $111,000,000 was utilized under the agreement. The proceeds from the sales were used to reduce borrowings under Staples' revolving credit facility. Staples retains collection and administrative responsibilities for the participating interests in the defined pool. Staples has entered into a performance undertaking with respect to the performance obligations of its subsidiaries in connection with the agreement.

    Cash used in investing activities of $500,000,000, during fiscal year 2000, consisted primarily of the acquisition of property and equipment of $450,000,000 and the purchase of investments in Internet related companies of $59,000,000. The majority of the property and equipment purchased during fiscal year 2000 was related to the opening of 189 new stores as well as continued expansion of the multi-channel distribution capabilities, the growth of Staples.com and investment in information systems.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Cash used in financing activities of $35,000,000 includes net proceeds from borrowing of $123,000,000 and proceeds from the sale of capital stock, primarily through the exercise of stock options, of $54,000,000 offset by the purchase of treasury stock of $212,000,000. During fiscal year 2000, Staples utilized borrowings under its $350,000,000 revolving credit agreement of $100,000,000 at February 3, 2001. Staples also has available $200,000,000 on its 364 day revolving credit facility, $55,000,000 on other uncommitted, short-term bank credit lines, $67,500,000 on European lines of credit and $6,700,000 on a Canadian line of credit, with an aggregate outstanding balance of $7,700,000 as of February 3, 2001, resulting in $815,000,000 of total cash and available credit agreements.

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

    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.6% at February 3, 2001, and are due on November 26, 2001.

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

    For fiscal year 2000, Staples extended its stock repurchase program that is intended to provide shares for employee stock programs. During fiscal year 2000, Staples repurchased 8,897,500 shares for $182,700,000 under this program. This amount includes the purchase of 2,600,000 shares for $78,700,000 on July 3, 2000, to settle an equity forward purchase agreement. The agreement was used to hedge against stock price fluctuations for the repurchase of Staples' common stock in connection with the annual stock option grant to employees and directors.

    Staples opened 189 stores and closed 11 stores in fiscal year 2000, opened 175 stores and closed one store in fiscal year 1999, and opened 174 stores and closed three stores in fiscal year 1998. Staples expects to open approximately 160 stores during fiscal year 2001. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1,500,000 for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $240,000,000 for store openings during this period. Staples also plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects that its cash generated from operations, together with its current cash and funds available under its revolving credit facility will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

Future Operating Results

    This annual report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. Staples has included important factors in the cautionary statements below that it believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statements contained herein.

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

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase the number of its stores. Staples opened 189 stores in the United States, Canada and Europe in fiscal 2000 and plans to open approximately 160 new stores in fiscal 2001. For Staples' growth strategy to be successful, it must identify and lease favorable store sites, hire and train employees and adapt the Company's management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as it plans, the Company's future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these stores may not achieve the same sales or profit levels as Staples' existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so that it can take advantage of economies of scale in

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

    Staples' stock price may fluctuate based on the expectations of professional security analysts.  The public trading price of Staples RD Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. If the securities analysts that regularly follow Staples RD Stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances, the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

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

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Staples' European operations may not become profitable.  Staples currently operates in European markets through Staples UK in the United Kingdom, Staples Deutschland in Germany and Office Centre in the Netherlands and Portugal. Consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable. Staples may seek to expand into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its North American stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

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

    On May 11, 1999 and August 3, 1999, Staples entered into interest rate swaps, each for an aggregate notional amount of $100,000,000, in order to minimize financing costs associated with its $200,000,000 of 7.125% senior notes due August 15, 2007. The swap agreements are both scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to pay interest based on a 30 day Non-Financial US Commercial Paper Rate plus an average of 69 basis points, approximately 6.25% at February 3, 2001. The interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. If Staples and the counterparty to the agreements terminate the swaps prior to their original maturity, any gain or loss upon termination will be amortized to interest expense over the remaining original life of the agreements.

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

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.89%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

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

APPENDIX C

Report of Independent Auditors

Board of Directors of Shareholders

Staples, Inc.

    We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP
                      Ernst & Young LLP

Boston, Massachusetts
March 2, 2001,
except for Note S,
as to which the date
is March 15, 2001

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	February 3, 2001	January 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$263,560	$110,483
Merchandise inventories	1,639,698	1,607,516
Receivables, net	297,916	360,901
Deferred income taxes	43,955	39,730
Prepaid expenses and other current assets	110,982	74,821

Total current assets	2,356,111	2,193,451
Property and Equipment:
Land and buildings	400,971	328,994
Leasehold improvements	519,681	442,119
Equipment	692,783	547,309
Furniture and fixtures	352,712	286,260

Total property and equipment	1,966,147	1,604,682
Less accumulated depreciation and amortization	665,622	509,920

Net property and equipment	1,300,525	1,094,762
Other Assets:
Lease acquisition costs, net of amortization	58,596	68,832
Goodwill, net of amortization	238,536	387,595
Deferred income taxes	5,490	34,912
Other	30,155	66,524

Total other assets	332,777	557,863

	$3,989,413	$3,846,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$983,851	$897,523
Accrued expenses and other current liabilities	542,923	545,162
Debt maturing within one year	184,505	12,219

Total current liabilities	1,711,279	1,454,904
Long-Term Debt	441,257	500,903
Other Long-Term Obligations	73,047	61,456
Stockholders' Equity:
Preferred stock, $.01 par value-authorized 5,000,000 shares; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value-authorized 1,500,000,000 shares; issued 477,111,602 shares at February 3, 2001 and 470,752,253 shares at January 29, 2000	285	282
Staples.com Stock, $.0006 par value-authorized 600,000,000 shares; issued 14,105,821 shares at February 3, 2001 and 13,626,093 at January 29, 2000	8	8
Additional paid-in capital	1,285,719	1,196,512
Cumulative foreign currency translation adjustments	53	(4,473)
Unrealized (loss)/gain on investments	(1)	6,651
Retained earnings	1,008,021	948,309
Less: Staples RD treasury stock at cost, 22,787,300 shares at February 3, 2001 and 13,668,743 shares at January 29, 2000	(505,001)	(318,476)
Less: Staples.com treasury stock at cost, 4,449,773 shares at February 3, 2001 and 0 shares at January 29, 2000	(25,254)	—

Total stockholders' equity	1,763,830	1,828,813

	$3,989,413	$3,846,076

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Sales	$10,673,671	$8,936,809	$7,123,189
Cost of goods sold and occupancy costs	8,097,166	6,721,563	5,396,923

Gross profit	2,576,505	2,215,246	1,726,266
Operating and other expenses:
Operating and selling	1,643,162	1,299,212	993,236
Pre-opening	22,297	16,485	13,836
General and administrative	409,575	354,060	301,118
Amortization of goodwill	13,628	12,014	3,739
Asset impairment and other charges	205,750	—	—
Merger-related and integration costs	—	—	41,000
Store closure charge/(credit)	(7,250)	—	49,706
Interest and other expense, net	45,158	17,101	17,370

Total operating and other expenses	2,332,320	1,698,872	1,420,005

Income before income taxes	244,185	516,374	306,261
Income tax expense	184,473	201,386	121,026
Net income before minority interest	59,712	314,988	185,235
Minority interest	—	—	135

Net income	$59,712	$314,988	$185,370

Net income/(loss) attributed to:
Staples, Inc. Stock	$—	$195,591	$185,370
Staples RD Stock	71,197	120,127	—
Staples.com Stock	(11,485)	(730)	—

	$59,712	$314,988	$185,370

Basic earnings/(loss) per common share—historical
Net income per common share—Staples, Inc. Stock	$—	$0.42	$0.43

Net income per common share—Staples RD Stock	$0.16	$0.26

Net loss per common share—Staples.com Stock	$(0.84)	$(0.09)

Diluted earnings/(loss) per common share—historical
Net income per common share—Staples, Inc. Stock	$—	$0.41	$0.41

Net income per common share—Staples RD Stock	$0.15	$0.26

Net loss per common share—Staples.com Stock	$(0.84)	$(0.09)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar Amounts in Thousands, Except Share Data)
For the Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999

	Common
	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Investments	Retained Earnings	Treasury Stock	Comprehensive Income
Balances at January 31, 1998	$167	$—	$593,883	$(10,315)	$1,056	$510,040	$(346)	$158,782

Issuance of common stock for stock options exercised	5	—	50,118	—	—	—	—	—
Issuance of common stock for conversion of debentures, net of interest and deferred charges	13	—	298,520	—	—	—	—	—
Stock split and cash paid in lieu of fractional shares	92	—	(607)	—	—	—	—	—
Tax benefit on exercise of options	—	—	74,157	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	3,288	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	—	13,210	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	10,654	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	(1,049)	—	—	(1,049)
Translation adjustments	—	—	—	(1,360)	—	—	—	(1,360)
Purchase and retirement of S-Corporation shares	—	—	(29)	—	—	(48,073)	—	—
Dividends to shareholders of acquired S-Corp	—	—	—	—	—	(15,904)	—	—
Adjustment to conform fiscal year of Quill Corporation	—	—	—	—	—	1,888	—	—
Net income for the year	—	—	—	—	—	185,370	—	185,370
Purchase of treasury shares	—	—	—	—	—	—	(7,892)	—

Balances at January 30, 1999	$277	$—	$1,043,194	$(11,675)	$7	$633,321	$(8,238)	$182,961

Issuance of common stock for stock options exercised	3	4	50,839	—	—	—	—	—
Premium on Forward Hedge	—	—	(3,269)	—	—	—	—	—
Issuance of shares of Staples.com Stock	—	4	19,621	—	—	—	—	—
Tax benefit on exercise of options	—	—	40,129	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	1	—	3,543	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	—	21,989	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	20,420	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	6,644	—	—	6,644
Translation adjustments	—	—	—	7,202	—	—	—	7,202
Reissuance of Treasury Stock	—	—	46	—	—	—	10	—
Net income for the year	—	—	—	—	—	314,988	—	314,988
Purchase of treasury shares	—	—	—	—	—	—	(310,248)	—

Balances at January 29, 2000	$282	$8	$1,196,512	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

Issuance of common stock for stock options exercised	2	—	34,462	—	—	—	—	—
Premium on Forward Hedge	—	—	(2,556)	—	—	—	—	—
Issuance of shares of Staples.com Stock	—	—	575	—	—	—	—	—
Tax benefit on exercise of options	—	—	25,669	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	5,348	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	—	19,103	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	4,278	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	(6,652)	—	—	(6,652)
Translation adjustments	—	—	—	4,526	—	—	—	4,526
Reissuance of Treasury Stock	—	—	63	—	—	—	20	—
Net income for the year	—	—	—	—	—	59,712	—	59,712
Purchase of treasury shares— Staples RD Stock	—	—	—	—	—	—	(186,545)	—
Purchase of treasury shares— Staples.com Stock	—	—	—	—	—	—	(25,254)	—
Other	—	—	2,265	—	—	—	—	—

Balances at February 3, 2001	$285	$8	$1,285,719	$53	$(1)	$1,008,021	$(530,255)	$57,586

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Operating Activities:
Net income	$59,712	$314,988	$185,370
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	—	—	(135)
Depreciation and amortization	231,380	174,145	126,928
Asset impairment and other charges	205,750	—	—
Merger-related and integration costs	—	—	41,000
Store closure charge/(credit)	(7,250)	—	49,706
Discount on sale of accounts receivable	1,808	—	—
Expense from 401K and PARS stock contribution	9,626	18,374	12,764
Deferred income taxes expense/(benefit)	20,733	29,265	(55,569)
Change in assets and liabilities, net of companies acquired using purchase accounting:
Increase in merchandise inventories	(50,380)	(221,463)	(211,052)
Increase in receivables	(40,650)	(112,980)	(15,993)
Proceeds from sale of accounts receivable	109,301	—	—
Increase in prepaid expenses and other assets	(19,017)	(28,406)	(9,839)
Increase in accounts payable, accrued expenses and other current liabilities	158,058	117,855	273,280
Increase in other long-term obligations	12,627	7,747	9,597

	631,986	(15,463)	220,687

Net cash provided by operating activities	691,698	299,525	406,057
Investing Activities:
Acquisition of property and equipment	(450,217)	(355,081)	(350,029)
Acquisition of businesses, net of cash acquired	—	(244,021)	(13,500)
Proceeds from sales and maturities of short-term investments	—	32,927	10,338
Purchase of short-term investments	—	(16,651)	(22,913)
Proceeds from sales and maturities of long-term investments	9,156	—	18,995
Purchase of long-term investments	(59,147)	(23,780)	(2,545)
Acquisition of lease rights	(216)	(549)	(37,182)
Other	—	(1,875)	1,208

Net cash used in investing activities	(500,424)	(609,030)	(395,628)
Financing Activities:
Proceeds from sale of capital stock	54,207	89,239	63,996
Proceeds from borrowings	2,876,615	1,589,779	392,261
Payments on borrowings	(2,753,733)	(1,308,311)	(417,323)
Purchase of dissenting shareholder S-Corporation stock	—	—	(48,102)
Purchase of treasury stock	(133,095)	(310,238)	(7,892)
Settlement of equity forward purchase agreement	(78,684)	—	—
Dividends to shareholders of acquired S-Corp	—	—	(15,904)

Net cash provided by/(used in) financing activities	(34,690)	60,469	(32,964)
Effect of exchange rate changes on cash	(3,507)	1,526	(560)

Net (decrease) increase in cash and cash equivalents	153,077	(247,510)	(23,095)
Cash and cash equivalents at beginning of period	110,483	357,993	381,088

Cash and cash equivalents at end of period	$263,560	$110,483	$357,993

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

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. For the fiscal year ended February 3, 2001, Staples RD had approximately an 89% retained interest in the losses of Staples.com compared to approximately 96% for the year ended January 29, 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com and StaplesLink.com and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results, as presented in Note O of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board of Directors of Staples ("the Board").

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Summary of Significant Accounting Policies

    Nature of Operations:  Staples operates as two business divisions, Staples RD and Staples.com. Staples RD represents a chain of office supply stores and contract stationer/delivery warehouses throughout North America and Europe. Staples.com represents the e-commerce operations of Staples.

    Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2000 consisted of the 53 weeks ended February 3, 2001, while fiscal years 1999 and 1998, consisted of the 52 weeks ended January 29, 2000 and January 30, 1999, respectively.

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

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B Summary of Significant Accounting Policies (Continued)

    Receivables:  Receivables relate principally to amounts due from vendors under various incentive and promotional programs and trade receivables financed under regular commercial credit terms. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.

    When the Company's subsidiaries sell receivables in securitizations, it retains an interest in a portion of the receivable balance and maintains a reserve for uncollectible accounts. Gains and losses on the sale of receivables depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Due to the short-term nature of the receivables sold, fair value represents the carrying costs less a discount rate commensurate with the risks involved.

    Advertising:  Staples expenses the production costs of advertising the first time the advertising takes place, except for the direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $12,564,000 at February 3, 2001 and $16,133,000 at January 29, 2000. Total advertising and marketing expense was $587,538,000, $449,385,000, and $356,928,000 for fiscal years 2000, 1999 and 1998, respectively.

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

    Lease Acquisition Costs:  Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 3, 2001 and January 29, 2000 totaled $34,436,000 and $28,729,000, respectively.

    Goodwill:  Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated amortization was $24,175,000 as of February 3, 2001 and $25,066,000 as of January 29, 2000. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses.

    Investments:  Investments are carried at fair value, with the unrealized holding gains and losses reported as a component of Staples' stockholders' equity. The cost of securities sold is based on the specific identification method. No individual issue in the portfolio constitutes greater than one percent of the total assets of Staples. The Company classifies investments with an original maturity of less than one year, or which they intend to sell within one year, as current assets.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B Summary of Significant Accounting Policies (Continued)

    Pre-opening Costs:  Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are charged to expense as incurred.

    Private Label Credit Card:  Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are primarily non-recourse to Staples.

    Foreign Currency Translation:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples' foreign subsidiaries are recorded as a separate component of stockholders' equity.

    Stock Option Plans:  Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the compensation expense determined under the fair value provisions of FAS 123.

    Earnings Per Share:  Staples calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") which requires disclosure of basic and diluted earnings per share. Subsequent to the approval of the Tracking Stock Proposal, the Company calculates earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the fiscal year ended February 3, 2001 and for the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock and for the nine months ended October 30, 1999 and the fiscal year ended January 30, 1999 for Staples, Inc. common stock. Basic earnings per share for Staples RD Stock is computed by dividing the net earnings or losses of Staples RD, including Staples RD's retained interest in the net earnings or losses of Staples.com, by the weighted average number of shares of Staples RD Stock. Basic net loss per share for Staples.com Stock is computed by dividing (i) the loss of Staples.com multiplied by the "Outstanding Staples.com Fraction" by (ii) the weighted average number of shares of Staples.com Stock and dilutive Staples.com Stock equivalents outstanding during the applicable period. The "Outstanding Staples.com Fraction" is a fraction, the numerator of which is the weighted average number of shares of Staples.com Stock outstanding and the denominator of which is the number of shares of Staples.com Stock that, if issued, would represent 100 percent of the equity of Staples.com. Diluted earnings per share includes the effects of applying the treasury stock method to outstanding stock options, performance accelerated restricted stock ("PARS") and derivative instruments when dilutive.

    Revenue Recognition:  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which the Company adopted in the fourth quarter of 2000. SAB 101 provides a framework for various revenue recognition issues and more conservative interpretations of existing accounting guidance. The Company's adoption of this bulletin had no material effect on the Company's reported results of operations or financial position. Revenue from retail operations is recognized at the point of sale. Sales to delivery customers are recognized upon delivery.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B Summary of Significant Accounting Policies (Continued)

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

    Long-Lived Assets:  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations, and an operating unit level for Staples' other operations.

    Interest Rate and Currency Swap Agreements:  Staples uses interest rate and currency swap agreements for purposes other than trading and they are treated as off-balance sheet items. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates. Staples uses currency swap agreements to hedge its risk against foreign currency fluctuations.

    New Accounting Standards:  In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which are effective for fiscal years beginning after June 15, 2000. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company does not believe this pronouncement will have a material effect on its financial statements.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C Investments

    The following is a summary of available-for-sale investments included in other assets as of February 3, 2001 and January 29, 2000 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 3, 2001
Short-term:
Equity securities	$22,751	$—	$—	$22,751

Long-term:
Agency bonds	$1,019	$—	$(2)	$1,017
Equity securities	1,725	—	—	1,725

Total long-term	$2,744	$—	$(2)	$2,742

January 29, 2000
Short-term:
Agency Bonds	$1,143	$0	$(72)	$1,071

Long-term:
Equity securities	$23,780	$10,975	$0	$34,755

    Proceeds from the sale of investment securities were $9,032,000 and $16,651,000 during fiscal years 2000 and 1999, respectively. Other reductions in the cost balance resulted from maturities of securities. The net adjustment to unrealized holding gains and losses on available-for-sale investments included as a separate component of stockholders' equity totaled $(6,652,000), $6,644,000 and ($1,049,000) for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

    Staples made investments in the stock of e-commerce companies of $59,147,000 in the fiscal year ended February 3, 2001 and $23,780,000 in the fiscal year ended January 29, 2000. During Fiscal 2000, Staples recorded a loss of $49,464,000 related to these investments. These losses are included in asset impairment and other charges on the Consolidated Statement of Income and are due to a decline in fair value that is other than temporary. These write-downs are a result of significant reductions in valuations for the underlying Internet stocks, investments in certain companies that have discontinued their operations and investments in other companies that experienced significant devaluation due to cash constraints and failed business models.

    Marketable equity securities are generally considered long-term based upon the intent and business purposes of the investments. At February 3, 2001, an equity investment of $22,751,000 had been reclassified to short-term assets since Staples intends to liquidate the investment within twelve months.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D Sale of Accounts Receivable

    On October 27, 2000, Staples entered into an agreement under which two of its operating subsidiaries sell a defined pool of trade accounts receivable to a limited purpose indirect subsidiary of the Company which in turn sells these receivables to another limited purpose indirect subsidiary of the Company that holds these receivables and sells participating interests in such accounts receivable to third party purchasers who, in turn, purchase and receive ownership and security interests in those receivables. The transfer of assets has been accounted for as a true sale under SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as amended by SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As collections reduce accounts receivable in the pool, the operating subsidiaries sell new receivables to the limited purpose subsidiaries. The limited purpose subsidiaries have the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been retained in the consolidated balance sheets.

    The availability under the agreement is $175,000,000. At February 3, 2001, approximately $111,000,000 was utilized under the agreement. The proceeds from the sales were used to reduce borrowings under Staples' revolving credit facility. The proceeds from the sale are less than the face amount of accounts receivable sold by an amount that approximates the cost that the limited purpose subsidiary, selling to the third party purchasers, would incur if it were to issue commercial paper backed by these accounts receivable. The discount from the face amount is accounted for as a loss on the sale of receivables and has been included in interest and other expense in the Consolidated Statements of Income. This discount totaled $1,808,000 during fiscal year 2000, or approximately 7.0% of the weighted average balance of the receivables outstanding during fiscal year 2000. Staples retains collection and administrative responsibilities for the participating interests in the defined pool and accordingly receives an annual servicing fee approximating 0.5% of the outstanding balance. Staples has entered into a performance undertaking with respect to the performance obligations of its subsidiaries in connection with the agreement. Included in receivables on the Consolidated Balance Sheets is approximately $98,000,000 of Staples' retained interest in these accounts receivable. The third party purchasers and the securitization trusts have no recourse to Staples' other assets if the underlying accounts receivable are not paid when due. The Company's retained interests are subordinate to the third party purchasers' interests.

NOTE E Accrued Expenses and Other Current Liabilities

    Accrued liabilities consist of the following (in thousands):

	February 3, 2001	January 29, 2000
Taxes	$144,124	$124,074
Acquisition and store closure reserves	31,529	71,480
Employee related	122,566	100,909
Advertising and direct marketing	49,320	42,973
Other	195,384	205,726

Total	$542,923	$545,162

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F Debt and Credit Agreements

	February 3, 2001	January 29, 2000
Long-term debt consists of the following (in thousands):
Senior notes with a fixed rate of 7.125%	$197,519	$200,000
Lines of credit	108,658	150,000
Euro notes with a fixed rate of 5.875%	140,415	148,185
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 12%; collateralized by the related equipment	4,170	14,937

	450,762	513,122
Less current portion	9,505	12,219

Net long-term debt	$441,257	$500,903

Short-term debt consist of the following (in thousands):
Variable rate notes due November 26, 2001	$175,000	$—
Current portion of long-term debt	9,505	12,219
Total short-term debt	$184,505	$12,219

    Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal year:	Total
2001	$9,505
2002	100,334
2003	21
2004	140,487
2005	73
Thereafter	200,342

$450,762

    Included in property and equipment at February 3, 2001 are capital lease obligations for equipment recorded at the net present value of the minimum lease payments of $12,571,000. Future minimum lease payments of $1,676,000, excluding $48,000 of interest, are included in aggregate annual maturities shown above. Staples entered into new capital lease agreements totaling $1,399,000 during fiscal year 2000. Staples did not enter into any new capital lease agreements during fiscal years 1999 and 1998.

    Senior Notes:  Staples issued $200,000,000 of senior notes (the "Notes") on August 12, 1997, with an interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Notes are due August 15, 2007.

    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200,000,000, in order to minimize financing costs associated with the Notes. The swap agreements are scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of approximately 7.125% and is obligated to make

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F Debt and Credit Agreements (Continued)

semi-annual interest payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Paper Rate plus an average of 69 basis points, approximately 6.25% at February 3, 2001. Staples has designated its $200,000,000 of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200,000,000 on the Notes. Staples has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations of 295,290,000 in Canadian dollars at a fixed interest rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. A foreign currency gain of $1,464,000, net of $1,017,000 in taxes, has been recorded in the cumulative translation adjustment line at February 3, 2001.

    Credit Agreements:  Effective November 13, 1997, Staples entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350,000,000 of borrowings. Borrowings made pursuant to this facility will bear interest at either the lead bank's prime rate, the federal funds rate plus 0.50%, the Euro rate plus a percentage spread based upon certain defined ratios, a competitive bid rate, or a swing line loan rate. This agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge interest coverage and limitations on indebtedness and sales of assets. As of February 3, 2001, $100,000,000 was outstanding under the revolving credit facility at an average rate of approximately 6.18%.

    This agreement contains covenants that restrict accounts receivable financing facilities, other indebtedness, and contingent liabilities from exceeding $200,000,000, $35,000,000, and $265,000,000, respectively. Under the agreement, investments in non-guarantor subsidiaries, investments to acquire any one person and intercompany loans cannot exceed 65% of equity, which was $1,147,000,000 at February 3, 2001, and investments representing less than 50% ownership of an entity cannot exceed $35,000,000. The agreement also requires Staples to maintain a fixed charge coverage ratio of 1.5 to 1; funded debt to EBITDA ratio, as defined, of 3.0 to 1; and minimum consolidated net worth of $1,000,000,000. Additionally, sale of assets may not exceed 25% of the consolidated total assets of Staples and subsidiaries. Breach of any of these covenants constitutes a default under the agreement.

    On June 26, 2000, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200,000,000 of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $100,000,000, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios. The agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets. As of February 3, 2001, no borrowings were outstanding under this revolving credit facility.

    Staples also has available $55,000,000 in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of February 3, 2001. Staples' European operations have a total of $67,500,000 in available lines of credit of which $7,700,000 was outstanding as of February 3, 2001. Staples'

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F Debt and Credit Agreements (Continued)

Canadian operations have a $6,700,000 line of credit which had no outstanding balances at February 3, 2001.

    Euro Notes:  Staples issued notes in the aggregate principal amount of 150,000,000 euro on November 15, 1999. Net proceeds of approximately $148,000,000 were used to fund international expansion. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net investments in euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity. A foreign currency gain of $9,222,000, net of $6,408,000 in taxes, has been recorded in the cumulative translation adjustment line at February 3, 2001.

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150,000,000 euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.89%. Staples has designated its 150,000,000 euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    Variable Rate Notes:  On May 24, 2000, Staples issued notes in the aggregate principal amount of $175,000,000. The notes bear interest at a rate equal to the three month LIBOR plus 85 basis points, or 7.6% at February 3, 2001, and are due on November 26, 2001.

    Interest paid by Staples totaled $40,478,000, $18,937,000 and $29,600,000 for fiscal years 2000, 1999 and 1998, respectively. Capitalized interest totaled $418,000, $433,000 and $2,254,000 in fiscal years 2000, 1999 and 1998, respectively.

NOTE G Stockholders' Equity

    On November 9, 1999, the stockholders of Staples approved the Tracking Stock Proposal which reclassified Staples existing common stock as Staples RD Stock, intended to track the performance of Staples RD and its retained interest in Staples.com, and created a new class of stock called Staples.com Stock, intended to track the performance of Staples' e-commerce business. The approval of the Tracking Stock Proposal increased the number of authorized shares to 2,100,000,000 shares of common stock, initially comprised of 1,500,000,000 shares of Staples RD Stock and 600,000,000 shares of Staples.com Stock. Through February 3, 2001, Staples.com issued 6,446,154 shares of Staples.com Stock in private placements and 7,661,669 shares through the exercise of employee stock options. Staples RD had a retained interest in Staples.com of approximately 92% at February 3, 2001 and approximately 88% at January 29, 2000. Staples.com may issue additional shares of Staples.com Stock in one or more additional private or public financings. The specific terms of a public offering and other financings, including the amount of Staples.com Stock issued and the timing thereof, will depend upon factors such as stock market conditions and the performance of Staples.com. The Company filed a registration statement with the Securities and Exchange Commission on February 18, 2000 for a public offering of Staples.com Stock.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G Stockholders' Equity (Continued)

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

    On March 7, 2000, the Board approved a recapitalization effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for fiscal years 2000, 1999 and 1998 have been retroactively restated to give the effect of the reverse stock split.

    The Board has approved a stock repurchase program intended to provide shares for employee stock programs. Under this program, Staples repurchased approximately $182,689,000 of Staples RD Stock during fiscal year 2000, including the purchase of 2,600,000 shares for approximately $78,700,000 to settle

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G Stockholders' Equity (Continued)

an equity forward purchase agreement entered into on July 2, 1999 to hedge against price fluctuations for the repurchase of Staples RD Stock. Staples repurchased approximately $300,105,000 of Staples RD Stock under this program during fiscal year 1999. In addition, Staples purchased treasury stock of $3,016,000 and $10,143,000 during fiscal years 2000 and 1999, respectively from employees and directors to fund the income taxes incurred by those employees and directors associated with the vesting of performance accelerated restricted stock (PARS).

    During the fiscal year 2000, Staples.com repurchased 3,782,500 shares of Staples.com Stock from its private placements and 667,273 shares of Staples.com Stock from former employees who had exercised their stock options.

    At February 3, 2001, 89,811,472 shares of common stock were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

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

Employee Stock Purchase Plan

    The amended Stock Purchase Plan authorizes a total of up to 8,400,000 shares of common stock, regardless of series, to be sold to participating employees. Participating employees may purchase shares of Staples RD Stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

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

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H Employee Benefit Plans (Continued)

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

    Under Staples' Director Plan, as amended by stockholders on November 9, 1999, up to 3,350,000 shares of options and awards of PARS can be made with respect to shares of existing common stock, regardless of series, to be issued to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples RD Stock or Staples.com Stock at the date of grant. Options become exercisable in equal amounts over four years and expire ten years from the date of grant, subject to earlier termination, in certain circumstances, in the event the optionee ceases to serve as a director.

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair valued method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, 1998, 1997 and 1996: risk-free interest rates ranging from 4.72% to 6.69%; expected dividend yield of zero; volatility factor of the expected market price of Staples RD Stock of .30 for fiscal year 1996, .35 for fiscal year 1997, .36 for fiscal year 1998, .41 for fiscal 1999 and .43 for fiscal 2000; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the Incentive Plan and 2.0 to 5.0 years for the Director Plan. For Staples.com Stock, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000: risk-free interest rates ranging from 4.72% to 6.67%; volatility factor of the expected market price of Staples.com Stock of 0.00 for fiscal years 1999 and 2000 and a weighted-average expected life of the option of 2.0 to 5.0 years for 1999 and 4.0 years for 2000.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the amended Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information, which includes the pro forma results of Quill for fiscal year 1998, follows (in thousands except for per share information):

    Staples Inc. Stock:

	39 Weeks Ended October 30, 1999	Fiscal Year Ended January 30, 1999
Pro forma net income	$172,232	$156,265
Pro forma basic earnings per common share	$0.37	$0.36
Pro forma diluted earnings per common share	$0.36	$0.35

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H Employee Benefit Plans (Continued)

    Staples RD and Staples.com Stock:

	Fiscal Year Ended February 3, 2001		13 Weeks Ended January 29, 2000
	Staples RD	Staples.com	Staples RD	Staples.com
Pro forma net income/(loss)	$25,972	$(12,959)	$105,780	$(762)
Pro forma basic earnings/(loss) per common share	$0.06	$(0.95)	$0.23	$(0.09)
Pro forma diluted earnings/(loss) per common share	$0.06	$(0.95)	$0.22	$(0.09)

    Information with respect to Staples RD Stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 31, 1998	42,596,121	$5.34
Granted	13,698,644	20.22
Exercised	(13,965,713)	3.64
Canceled	(1,938,669)	11.55

Outstanding at January 30, 1999	40,390,383	$11.58
Granted	7,101,885	29.58
Exercised	(5,212,791)	5.59
Canceled	(2,162,227)	17.21

Outstanding at January 29, 2000	40,117,250	$15.26
Granted	17,209,707	14.42
Exercised	(4,572,574)	6.34
Canceled	(4,448,668)	19.92

Outstanding at February 3, 2001	48,305,715	$15.49

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H Employee Benefit Plans (Continued)

    The following table summarizes information concerning currently outstanding and exercisable options for Staples RD Stock:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $7.82	5,507,435	3.30	$3.96	5,507,435	$3.96
$7.85 – $10.28	8,806,503	5.74	$9.43	8,694,003	$9.45
$10.44 – $12.71	2,327,566	7.36	$11.72	800,896	$11.68
$12.71 – $14.06	4,882,483	9.30	$13.99	90,807	$12.76
$14.08 – $14.94	4,173,515	9.61	$14.90	—	$—
$15.25 – $15.38	5,577,380	9.40	$15.37	—	$—
$15.50 – $20.00	944,512	8.17	$17.55	39,750	$15.85
$20.08 – $20.08	8,666,320	7.41	$20.08	2,674,500	$20.08
$20.19 – $30.94	7,362,336	8.33	$28.13	316,047	$23.64
$31.63 – $33.56	57,665	8.14	$33.44	—	$—

$0.00 – $33.56	48,305,715	7.40	$15.49	18,123,438	$9.72

    The weighted-average fair values of options granted during fiscal year 2000, 1999 and 1998 were $5.54, $10.70 and $7.18, respectively.

    Information with respect to Staples.com Stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 30, 1999	—	$—
Granted	12,637,069	3.25
Exercised	(7,229,939)	3.25
Canceled	(72,199)	3.25

Outstanding at January 29, 2000	5,334,931	$3.25
Granted	4,075,718	4.91
Exercised	(431,730)	3.48
Canceled	(1,097,011)	3.68

Outstanding at February 3, 2001	7,881,908	$4.02

    The weighted-average of the fair values of options granted during fiscal years 2000 and 1999 were $0.95 and $0.66, respectively.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H Employee Benefit Plans (Continued)

    The following table summarizes information concerning currently outstanding for Staples.com Stock, all of which are exercisable:

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding And Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.25	5,277,651	8.82	$3.25
$3.26	1,726	8.92	$3.26
$5.32	2,044,295	9.46	$5.32
$5.60	39,449	9.85	$5.60
$6.66	518,787	9.21	$6.66

$3.25–$6.66	7,881,908	9.02	$4.02

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

    Staples issued Staples RD Stock PARS during fiscal year 2000, totaling approximately 630,000 shares which have a weighted average fair value of $14.19 and initially vest on February 1, 2006 or will accelerate on May 1, 2002, 2003, 2004 or 2005 upon attainment of certain compound annual earnings per share targets. Staples RD Stock PARS issued in fiscal year 1999, totaling approximately 580,000 shares which have a weighted average fair value of $21.40, initially vest on February 1, 2005 or will accelerate on May 1, 2002, 2003, or 2004 upon attainment of certain compound annual earnings per share targets.

    In connection with the issuance of the PARS, Staples included $4,280,000, $14,832,000 and $9,796,000 in compensation expense for fiscal years 2000, 1999 and 1998, respectively.

Employees' 401(k) Savings Plan

    Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2,503,125 shares of common stock to these plans, regardless of series. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board. In connection with these plans, Staples included approximately $5,000,000, $4,000,000 and $3,000,000 in expense for fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples' deferred tax assets and liabilities as of February 3, 2001 and January 29, 2000, are as follows (in thousands):

	February 3, 2001	January 29, 2000
Deferred Tax Assets:
Deferred rent	$23,000	$20,310
Acquired NOL's	12,349	12,251
Other net operating loss carryforwards	22,267	37,106
Insurance	18,650	7,455
Employee benefits	13,357	18,368
Merger-related charges	15,236	21,965
Store closure charge	7,886	19,694
Capital loss carryforwards	9,632	—
Asset impairments	25,738	—
Other—net	29,299	21,762

Total Deferred Tax Assets	$177,414	$158,911
Deferred Tax Liabilities:
Depreciation	$(13,761)	$(6,847)
Inventory	(12,375)	(21,501)
Other—net	(21,861)	(7,029)

Total Deferred Tax Liabilities	$(47,997)	$(35,377)
Total Valuation Allowance	$(79,972)	$(48,892)

Net Deferred Tax Assets	$49,445	$74,642

    The deferred tax assets disclosed as acquired NOL's and other net operating loss carryforwards totaled $31,472,497, all of which have been fully reserved due to the uncertainty of the realization of the asset within the local country jurisdiction. Further, if this asset is utilized when income is earned within the foreign jurisdiction, Staples will not have a consolidated tax benefit, as Staples will be required to pay U.S. income taxes on the income offset by the foreign NOL. Additionally, deferred tax assets disclosed as capital loss carryforwards totaled $9,632,000 have been fully reserved due to the uncertainty of generating capital losses during the carryforward period.

    The change in the valuation allowance relates to reserves established for capital loss carryforwards and asset impairments, offset by write-offs of net operating loss carryforwards that were fully reserved in prior years.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I Income Taxes (Continued)

    For financial reporting purposes, income before taxes includes the following components (in thousands):

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Pretax income:
United States	$196,195	$446,726	$262,067
Foreign	47,990	69,648	44,194

	$244,185	$516,374	$306,261

    The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Current tax expense:
Federal	$101,147	$117,389	$135,922
State	26,674	23,625	18,875
Foreign	35,919	31,107	21,798

	163,740	172,121	176,595
Deferred tax expense (benefit)	20,733	29,265	(55,569)

Total	$184,473	$201,386	$121,026

    A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	February 3, 2001	January 29, 2000	January 30, 1999
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0%	5.0%	6.0%
Goodwill	1.8%	0.6%	0.5%
Income of S-Corporation	—	—	(0.6)%
Non-benefitted loss from impaired assets	34.6%	—	—
Other	(0.8)%	(1.6)%	(1.4)%

Effective tax rate	75.6%	39.0%	39.5%

    Income tax payments were $131,951,000, $168,155,000 and $94,730,000 during fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Staples has net operating losses of approximately $124,403,000 that can be carried forward indefinitely, $21,900,000 of which is attributable to Staples' increased ownership in Staples UK and Staples Germany, and $8,500,000 of which is attributable to Staples' purchase of Office Centre Portugal and Sigma Burowelt in Germany.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I Income Taxes (Continued)

    Undistributed earnings of Staples' foreign subsidiaries amounted to approximately $188,397,000 at February 3, 2001. Those earnings are considered to be indefinitely invested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Staples would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $8,991,000 would be payable upon remittance of all previously unremitted earnings at February 3, 2001.

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

    Other long-term obligations at February 3, 2001 include $64,000,000 relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized following the straight-line basis over the respective terms of the leases. Future minimum lease commitments for retail and support facilities (including lease commitments for 112 retail stores not yet opened at February 3, 2001) under noncancellable operating leases are due as follows (in thousands):

Fiscal year:
2001	$388,868
2002	390,588
2003	377,910
2004	360,978
2005	350,712
Thereafter	2,589,382

$4,458,438

    Rent expense approximated $354,540,000, $292,872,000 and $234,609,000, for fiscal years 2000, 1999 and 1998, respectively.

    Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 3, 2001, Staples had available open letters of credit totaling $24,668,000.

    The Company has provided financial guarantees relating to loans taken by certain executives used to exercise the options of Staples.com Stock granted to them. The balance of the loans fully guaranteed by the Company was $15,390,000, including deferred interest of $760,000, at February 3, 2001. The principal of the loans and the interest payable on the loans are full recourse to the individuals and the interest payable on the loans is with full recourse to the individuals. Each of these persons entered into a pledge agreement with the bank pursuant to which they pledge their shares of Staples.com Stock as collateral for the loan they received. Staples entered into a line of credit and guaranty agreement with the bank pursuant to which Staples agreed to guarantee these loans.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    In connection with the acquisition of Quill, Staples recorded a charge to operating expense of $41,000,000 during fiscal year 1998. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical of merging the operations, such as rationalization of facilities, unwinding of various contractual commitments, asset write-downs and other integration costs.

    The merger transaction costs of approximately $10,500,000 consist primarily of fees for investment bankers, attorneys, accountants, and other related charges. Included in the integration costs are approximately $7,000,000 of incremental non-shareholder employee retention payments. Contract and lease termination costs of approximately $14,100,000 include the cost to exit duplicative contracts and distribution centers. Specifically, the Company is committed to exit distribution centers that are in locations that are served by both Staples and Quill facilities. The write-down of leasehold improvements of approximately $3,500,000 relates to the impairment of assets at the distribution centers that have been committed to closure. Other merger-related costs of approximately $5,900,000 primarily relate to changes in Quill's accounting policies to conform to that of Staples. The restructuring and merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the business related to this merger is executed. These accruals were fully utilized at February 3, 2001 except for net payments under long-term lease obligations.

    The activity impacting the accrual for restructuring and merger-related charges during fiscal year ended 2000 and 1999 is summarized in the table below (in thousands):

	Balance at January 30, 1999	Charges utilized in 1999	Balance at January 29, 2000	Charges utilized in 2000	Balance at February 3, 2001
Transaction Costs	$1,032	$(824)	$208	$(208)	$—
Incremental Employee	5,940	(5,940)	—	—	—
Contract and Lease Termination	14,101	(1,116)	12,985	(9,224)	3,761
Other	2,642	(2,173)	469	(469)	—

	$23,715	$(10,053)	$13,662	$(9,901)	$3,761

    On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, for a purchase price of approximately $137,600,000, net of cash acquired. Staples Communications is a full-service supplier of telecommunications services to small and medium sized businesses in the United States. The acquisition had been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $158,400,000. During fiscal year 2000, the Company reviewed the recoverability of the carrying value of this goodwill using expected future cash flows and determined that the goodwill was

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K Business Acquisitions (Continued)

impaired. As a result of this review, an impairment charge, as discussed in Note M, was recorded during fiscal year 2000.

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company recorded a liability in purchase accounting of approximately $6,882,000 for merger and integration costs. The merger transaction costs of approximately $1,852,000 consist of direct costs of the transaction, primarily fees paid for investment bankers, attorneys, accountants and other related costs. The integration costs primarily include employee costs of $4,650,000 related to severance and incremental retention payments that were incidental to the acquisition, and other merger related costs of approximately $380,000.

    The activity impacting this liability during fiscal year 2000 and 1999 is summarized in the table below (in thousands):

	Purchase accounting accruals	Charges utilized in 1999	Balance at January 29, 2000	Charges utilized in 2000	Balance at February 3, 2001
Transaction Costs	$1,852	$(1,852)	$—	$—	$—
Incremental Employee	4,650	(880)	3,770	(3,770)	—
Other	380	(364)	16	(16)	—

	$6,882	$(3,096)	$3,786	$(3,786)	$—

    On October 6, 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $106,400,000, net of cash acquired. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. The acquisitions have been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $99,900,000, which will be amortized over 40 years using the straight-line method.

    As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company has recorded adjustments in purchase accounting of approximately $33,000,000 for merger and integration costs. The reserves reflect the estimated transaction costs and costs to integrate all aspects of the European office supply businesses into Staples' European business and include those costs typical in merging of operations, such as the closure of duplicate retail stores, asset write-downs, and other integration costs which provide no future benefit. In addition, the reserves include an adjustment for changes in accounting policies of the European office supply companies to conform to Staples policies. The merger transaction costs of approximately $2,275,000 consist primarily of direct costs of the transaction, including fees paid to investment bankers, attorneys, accountants and other related costs. The integration costs include the following: employee-related costs of approximately $8,094,000 related to the accrual for projected benefit obligations in excess of plan assets of the acquired businesses and incremental retention payments and payroll costs that are incidental to the acquisition, store closure and conversion costs of approximately $6,948,000 related to fixed asset impairments and lease termination costs associated with duplicate European office supply stores that the Company has committed to exit, write-down to its estimated selling price of the acquired business' inventory that is not part of the Company's product line of approximately $5,778,000, adjustment for changes in the European office supply companies' accounting policies to conform to Staples policies of $3,000,000 and other merger related costs of approximately

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K Business Acquisitions (Continued)

$3,905,000. During fiscal year 2000, Staples recorded additional costs of $3,048,000 as part of the purchase price of the European office supply companies representing revised estimates to recorded liabilities. Through February 3, 2001, Staples utilized approximately $25,900,000 related to this liability. Approximately $7,112,000 is included in accrued expenses at February 3, 2001 related to this liability. All of the remaining costs relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease terms.

    The activity impacting this liability during the fiscal years ended February 3, 2001 and January 29, 2000 is summarized in the table below (in thousands):

	Purchase accounting accruals	Charges utilized in 1999	Balance at January 29, 2000	Purchase Price Adj's in 2000	Charges utilized in 2000	Balance at February 3, 2001
Transaction Costs	$2,275	$(1,761)	$514	$—	$(514)	$—
Incremental Employee	8,094	(929)	7,165	—	(7,165)	—
Contract and Lease Termination	6,948	—	6,948	1,972	(1,808)	7,112
Other	12,683	(7,388)	5,295	1,076	(6,371)	—

	$30,000	$(10,078)	$19,922	$3,048	$(15,858)	$7,112

NOTE L Asset Impairment and Other Charges

    During the fourth quarter of fiscal year 2000, Staples recognized impairment losses of $205,750,000. Staples identified certain conditions including continued losses and the inability to penetrate Staples' existing customer base with Staples Communications product offerings as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of Staples Communications. The Company revised its projections and determined that the projected results would not fully support the future amortization of the goodwill balance. In accordance with the Company's policy, management assessed the recoverability of goodwill using a cash flow projection based on the remaining amortization period of eighteen years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to fully recover the goodwill and fixed asset balance. As a result, Staples recognized impairment losses of $156,286,000 related to the goodwill and fixed assets of Staples Communications. Also included in this charge is the write-down of investment values in various e-commerce companies of $49,464,000 due to a decline in fair value that is other than temporary. These write-downs are a result of significant reductions in valuations for Internet stocks, certain companies that discontinued operations and other companies that experienced significant devaluation due to cash constraints and failed business models.

NOTE M Store Closure Charge/Credit

    In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which could not be expanded and upgraded to Staples' current store model. In connection with this plan, Staples recorded a charge to operating expense of $49,706,000. The charge includes $29,620,000 for future rental payments under operating lease agreements that will be paid after the store is closed and will not be subsidized by subtenant income, $4,966,000 in fees, settlement costs and other expenses related to store closure and

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M Store Closure Charge/Credit (Continued)

$15,120,000 in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999, with the stores to be closed and relocated during fiscal years 1999 through 2001. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan. Accordingly, the Company reversed a portion of the charge in the amount of $7,250,000, representing stores that the Company will not close due to changes in market conditions. Through February 3, 2001, the Company has paid approximately $6,680,000 in costs related to store closures.

    The following table is a rollforward of the store closure charges utilized during the fiscal years ended February 3, 2001 and January 29, 2000 (in thousands):

	Charges to Operations in 1998	Charges utilized in 1999	Balance at January 29, 2000	Charges utilized in 2000	Charges reversed in 2000	Balance at February 3, 2001
Lease Terminations	$29,620	$(298)	$29,322	$(5,984)	$(6,284)	$17,054
Legal and Settlement Costs	4,966	(178)	4,788	(220)	(966)	3,602

	34,586	$(476)	$34,110	$(6,204)	$(7,250)	$20,656

Asset Write-Downs	15,120

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

NOTE N Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, Staples.com, and European Operations. The Staples' North American Retail segment consists of the US and Canadian operating units that operate office supply stores. The Contract and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications, which sell office products, supplies and services directly to businesses throughout the US and Canada. The Staples.com segment includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com and its Canadian e-commerce businesses. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

    Staples evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N Segment Reporting (Continued)

    Staples' reportable segments are business units that distribute office products in different manners. The reportable segments are each managed separately because the way they market products may be different, the classes of customers they service may be different or they may use different distribution methods to deliver products to customers. The European operations are considered a separate operating segment because of the significant difference in the operating environment from the North American operations.

    The following is a summary of significant accounts and balances by reportable segment for fiscal years 2000, 1999 and 1998.

    Year ended February 3, 2001:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$7,001,339	$2,442,967	$512,296	$717,069	$10,673,671
Depreciation and Amortization	156,395	46,957	7,898	20,130	231,380
Business unit income/(loss)	427,954	179,725	(95,458)	(24,378)	487,843
Capital expenditures	293,530	70,957	24,626	61,320	450,433

    Year ended January 29, 2000:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$5,996,072	$2,362,357	$94,349	$484,031	$8,936,809
Depreciation and Amortization	125,769	33,768	1,052	13,556	174,145
Business unit income/(loss)	436,194	167,147	(26,215)	(43,651)	533,475
Capital expenditures	267,280	44,902	12,466	30,982	355,630

    Year ended January 30, 1999:

	N. American Retail	Contract & Commercial	Staples.com	European Operations	Totals
Sales	$4,867,124	$1,898,089	$16,886	$341,090	$7,123,189
Depreciation and Amortization	98,586	20,093	58	8,191	126,928
Business unit income/(loss)	316,825	118,001	(557)	(19,932)	414,337
Capital expenditures	333,021	39,640	1,072	13,478	387,211

    Income before income taxes:

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
Total business unit income	$487,843	$533,475	$414,337
Asset impairment and other charges	(205,750)	—	—
Merger-related and integration costs	—	—	(41,000)
Store closure (charge)/credit	7,250	—	(49,706)
Interest and other expense, net	(45,158)	(17,101)	(17,370)

Income before income taxes	$244,185	$516,374	$306,261

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N Segment Reporting (Continued)

Assets:

	February 3, 2001	January 29, 2000
N. American Retail	$3,002,876	$2,609,946
Contract & Commercial	660,227	915,732
Staples.com	54,229	72,421
European Operations	1,485,611	1,125,325

Totals	5,202,943	4,723,424
Elimination of intercompany receivables	(170,547)	(124,229)
Elimination of intercompany investments	(1,042,983)	(753,119)

Total consolidated assets	$3,989,413	$3,846,076

Geographic Information

    Year ended February 3, 2001:

	Sales	Long-Lived Assets
North America	$9,956,602	$1,379,784
Europe	717,069	219,598

Consolidated Total	$10,673,671	$1,599,382

    Year ended January 29, 2000:

	Sales	Long-Lived Assets
North America	$8,452,777	$1,404,944
Europe	484,032	181,000

Consolidated Total	$8,936,809	$1,585,944

NOTE O Consolidating Information

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

    Staples RD is comprised of Staples' retail stores, catalog businesses and contract stationer business and a retained interest in Staples.com. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com and its Canadian e-commerce business.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

    The allocation policies reflected in the following consolidating financial information are as follows:

1.
Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. Through February 3, 2001, permanently allocated funds to Staples.com of $133,519,000 were made to cover operating cash flow losses and fixed asset and investment purchases. Temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis.

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

  STAPLES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

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

CONDENSED CONSOLIDATING BALANCE SHEETS
February 3, 2001
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,333,183	$22,928	$—	$2,356,111
Property and equipment, net	1,270,948	29,577	—	1,300,525
Funds allocated from Staples.com—permanent	133,519	—	(133,519)	—
Other assets	331,052	1,725	—	332,777

Total assets	$4,068,702	$54,230	$(133,519)	$3,989,413

Current liabilities	$1,688,535	$22,744	$—	$1,711,279
Long-term debt	441,257	—	—	441,257
Other long-term liabilities	73,047	—	—	73,047
Staples RD Stock	285	—	—	285
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,240,556	45,163	—	1,285,719
Funds allocated from Staples RD—permanent	—	133,519	(133,519)	—
Cumulative foreign currency translation adjustments	60	(7)	—	53
Unrealized gain/(loss) on investments	(1)	—	—	(1)
Retained earnings/(accumulated deficit)	1,129,964	(121,943)	—	1,008,021
Treasury stock at cost	(505,001)	(25,254)	—	(530,255)

Total liabilities and stockholders' equity	$4,068,702	$54,230	$(133,519)	$3,989,413

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2000
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,191,873	$1,578	$—	$2,193,451
Net Funds allocated from Staples RD—temporary	—	23,660	(23,660)	—
Property and equipment, net	1,082,334	12,428	—	1,094,762
Funds allocated from Staples.com—permanent	32,878	—	(32,878)	—
Other assets	523,108	34,755	—	557,863

Total assets	$3,830,193	$72,421	$(56,538)	$3,846,076

Current liabilities	$1,447,438	$7,466	$—	$1,454,904
Net funds allocated from Staples.com—temporary	23,660	—	(23,660)	—
Long-term debt	500,903	—	—	500,903
Other long-term liabilities	61,456	—	—	61,456
Staples RD Stock	282	—	—	282
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,153,784	42,728	—	1,196,512
Funds allocated from Staples RD—permanent	—	32,878	(32,878)	—
Cumulative foreign currency translation adjustments	(4,473)	—	—	(4,473)
Unrealized gain/(loss) on investments	(44)	6,695	—	6,651
Retained earnings/(accumulated deficit)	965,663	(17,354)	—	948,309
Treasury stock at cost	(318,476)	—	—	(318,476)

Total liabilities and stockholders' equity	$3,830,193	$72,421	$(56,538)	$3,846,076

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended February 3, 2001
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$10,161,375	$512,296	$—	$10,673,671
Cost of goods sold and occupancy costs	7,694,936	402,230	—	8,097,166

Gross profit	2,466,439	110,066	—	2,576,505
Operating and other expenses:
Operating and selling	1,480,900	132,053	30,209	1,643,162
Pre-opening	22,297	—	—	22,297
Site development	—	30,209	(30,209)	—
General and administrative	366,313	43,262	—	409,575
Amortization of goodwill	13,628	—	—	13,628
Asset impairment and other charges	159,436	46,314	—	205,750
Store closure credit	(7,250)	—	—	(7,250)
Interest and other expense, net	41,842	3,316	—	45,158

Total operating and other expenses	2,077,166	255,154	—	2,332,320

Income/(loss) before income taxes	389,273	(145,088)	—	244,185
Income tax expense/(benefit)	224,970	(40,497)	—	184,473

Net income/(loss)	$164,303	$(104,591)	$—	$59,712

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended January 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$8,842,460	$94,349	$—	$8,936,809
Cost of goods sold and occupancy costs	6,647,769	73,794	—	6,721,563

Gross profit	2,194,691	20,555	—	2,215,246
Operating and other expenses:
Operating and selling	1,268,783	26,379	4,050	1,299,212
Pre-opening	16,485	—	—	16,485
Site development	—	4,050	(4,050)	—
General and administrative	337,719	16,341	—	354,060
Amortization of goodwill	12,014	—	—	12,014
Interest and other expense, net	16,499	602	—	17,101

Total operating and other expenses	1,651,500	47,372	—	1,698,872

Income/(loss) before income taxes	543,191	(26,817)	—	516,374
Income tax expense/(benefit)	211,845	(10,459)	—	201,386

Net income/(loss)	$331,346	$(16,358)	$—	$314,988

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O Consolidating Information (Continued)

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

NOTE P Guarantor Subsidiaries

    The 7.125% senior notes due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of February 3, 2001 and January 29, 2000 and for the years ended February 3, 2001, January 29, 2000 and January 30, 1999. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantors Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$142,825	$52,042	$68,693	$—	$263,560
Merchandise inventories	1,721	1,255,041	382,936	—	1,639,698
Other current assets and intercompany	399,328	2,558,018	2,935,804	(5,440,297)	452,853

Total current assets	543,874	3,865,101	3,387,433	(5,440,297)	2,356,111
Net property, equipment and other assets	599,157	979,477	1,097,651	(1,042,983)	1,633,302

Total assets	$1,143,031	$4,844,578	$4,485,084	$(6,483,280)	$3,989,413

Total current liabilities	$294,452	$2,965,613	$416,948	$(1,965,734)	$1,711,279
Total long-term liabilities	242,834	243,314	28,156	—	514,304
Total stockholders' equity	605,745	1,635,651	4,039,980	(4,517,546)	1,763,830

Total liabilities and stockholders' equity	$1,143,031	$4,844,578	$4,485,084	$(6,483,280)	$3,989,413

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash, cash equivalents and short-term investments	$23,577	$24,677	$63,300	$—	$111,554
Merchandise inventories	(925)	1,239,768	368,673	—	1,607,516
Other current assets and intercompany	661,540	453,174	553,570	(1,193,903)	474,381

Total current assets	684,192	1,717,619	985,543	(1,193,903)	2,193,451
Net property, equipment and other assets	513,143	835,971	1,056,632	(753,121)	1,652,625

Total assets	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

Total current liabilities	$66,199	$762,233	$347,062	$279,410	$1,454,904
Total long-term liabilities	300,908	238,961	22,490	—	562,359
Total stockholders' equity	830,228	1,552,396	1,672,623	(2,226,434)	1,828,813

Total liabilities and stockholders' equity	$1,197,335	$2,553,590	$2,042,175	$(1,947,024)	$3,846,076

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,826,541	$2,847,130	$10,673,671
Cost of goods sold and occupancy costs	757	5,960,871	2,135,538	8,097,166

Gross profit	(757)	1,865,670	711,592	2,576,505
Operating and other expenses	88,812	1,680,241	563,267	2,332,320

Income/(loss) before income taxes	(89,569)	185,429	148,325	244,185
Income tax (expense)/benefit	3,224	(124,629)	(63,068)	(184,473)

Net income/(loss)	$(86,345)	$60,800	$85,257	$59,712

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$6,633,780	$2,303,029	$8,936,809
Cost of goods sold and occupancy costs	1,152	4,999,326	1,721,085	6,721,563

Gross profit	(1,152)	1,634,454	581,944	2,215,246
Operating and other expenses	29,269	1,236,117	433,486	1,698,872

Income/(loss) before income taxes	(30,421)	398,337	148,458	516,374
Income tax (expense)/benefit	(168,841)	2,293	(34,838)	(201,386)

Net income/(loss)	$(199,262)	$400,630	$113,620	$314,988

CONDENSED CONSOLIDATED STATEMENT OF INCOME
or the year ended January 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$5,428,414	$1,694,775	$7,123,189
Cost of goods sold and occupancy costs	1,477	4,110,968	1,284,478	5,396,923

Gross profit	(1,477)	1,317,446	410,297	1,726,266
Operating and other expenses	30,096	1,075,613	314,296	1,420,005

Income/(loss) before income taxes	(31,573)	241,833	96,001	306,261
Income tax (expense)/benefit	24,057	(98,808)	(46,275)	(121,026)
Minority interest	—	—	135	135

Net income/(loss)	$(7,516)	$143,025	$49,861	$185,370

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$242,661	$340,268	$108,769	$691,698
Investing Activities:
Acquisition of property, equipment and lease rights	(43,208)	(310,422)	(96,803)	(450,433)
Other	(50,117)	—	126	(49,991)

Cash used in by investing activities	(93,325)	(310,422)	(96,677)	(500,424)
Financing Activities:
Payments on borrowings	(2,741,431)	(2,481)	(9,821)	(2,753,733)
Other	2,711,343	—	7,700	2,719,043

Cash used in financing activities	(30,088)	(2,481)	(2,121)	(34,690)
Effect of exchange rate changes on cash	—	—	(3,507)	(3,507)

Net increase in cash	119,248	27,365	6,464	153,077
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$142,825	$52,042	$68,693	$263,560

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(215,203)	$286,024	$228,704	$299,525
Investing Activities:
Acquisition of property, equipment and lease rights	(38,216)	(277,695)	(39,719)	(355,630)
Other	(23,780)	—	(229,620)	(253,400)

Cash used in by investing activities	(61,996)	(277,695)	(269,339)	(609,030)
Financing Activities:
Payments on borrowings	(1,262,857)	—	(45,454)	(1,308,311)
Other	1,344,207	—	24,573	1,368,780

Cash provided by/(used) in financing activities	81,350	—	(20,881)	60,469
Effect of exchange rate changes on cash	—	—	1,526	1,526

Net (decrease) increase in cash	(195,849)	8,329	(59,990)	(247,510)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$23,577	$24,677	$62,229	$110,483

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P Guarantor Subsidiaries (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended January 30, 1999
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(136,712)	$364,166	$178,603	$406,057
Investing Activities:
Acquisition of property, equipment and lease rights	(62,535)	(289,296)	(35,380)	(387,211)
Other	211,299	(66,776)	(152,940)	(8,417)

Cash (used in)/provided by investing Activities	148,764	(356,072)	(188,320)	(395,628)
Financing Activities:
Payments on borrowings	(393,713)	—	(23,610)	(417,323)
Other	411,835	—	(27,476)	384,359

Cash provided by/(used) in financing activities	18,122	—	(51,086)	(32,964)
Effect of exchange rate changes on cash	—	—	(560)	(560)

Net (decrease)/increase in cash	30,174	8,094	(61,363)	(23,095)
Cash and cash equivalents at beginning of period	189,252	8,253	183,583	381,088

Cash and cash equivalents at end of period	$219,426	$16,347	$122,220	$357,993

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE Q Computation of Earnings per Common Share

    Since the approval of the Tracking Stock Proposal, the Company has calculated earnings per share under the two class method. Accordingly, historical earnings per share have been presented for the nine months ended October 30, 1999 and the fiscal year ended January 30, 1999 for Staples, Inc. common stock and for the fiscal year ended February 3, 2001 and the three months ended January 29, 2000 for Staples.com Stock and Staples RD Stock. Staples.com's net loss per share has been retroactively restated to reflect the effect of a recapitalization effected through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effective on April 5, 2000. (Amounts in thousands, except for per share data):

	Fiscal Year Ended February 3, 2001		13 Weeks Ended January 29, 2000
	Staples RD	Staples.com	Staples RD	Staples.com
Historical Earnings/(Loss) Per Share
Numerator:
Net income/(loss)	$71,197	$(11,485)	$120,127	$(730)
Denominator:
Weighted-average shares	454,185	13,665	455,979	8,054
Performance accelerated restricted stock	305	—	12	—

Denominator for basic earnings per common share—weighted-average shares	454,490	13,665	455,991	8,054
Effect of dilutive securities:
Incremental and windfall shares	6,301	—	9,945	—
Performance accelerated restricted stock	—	—	1,132	—

Dilutive potential common shares	6,301	—	11,077	—

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	460,791	13,665	467,068	8,054
Basic earnings/(loss) per common share	$0.16	$(0.84)	$0.26	$(0.09)

Diluted earnings/(loss) per common share	$0.15	$(0.84)	$0.26	$(0.09)

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE Q Computation of Earnings per Common Share (Continued)

	Staples, Inc. Stock
	39 Weeks Ended October 30, 1999	Fiscal Year Ended January 30, 1999
Historical Earnings Per Share
Numerator:
Net income	$195,591	$185,370
Effect of dilutive securities:
4 1/2% convertible debentures(1)	—	7,451

Numerator for diluted earnings per common share—income available to common stockholders after assumed conversion	$195,591	$192,821
Denominator:
Weighted-average shares	461,712	429,309
Performance accelerated restricted stock	222	2

Denominator for basic earnings per common share— weighted-average shares	461,934	429,311
Effect of dilutive securities:
Incremental and windfall shares	13,125	12,649
Performance accelerated restricted stock	—	208
4 1/2% convertible debentures	—	25,856

Dilutive potential common shares	13,125	38,713

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	475,059	468,024
Basic earnings per common share	$0.42	$0.43

Diluted earnings per common share	$0.41	$0.41

(1)
The 4 1/2% Debentures were substantially converted into common stock on December 2, 1998. For the computation of earnings per common share, this conversion of 30,674,276 shares is assumed to have occurred at the beginning of the fiscal year (February 1, 1998), and is included in the weighted-average shares outstanding for the year. Therefore, the interest expense and amortization of deferred charges related to the 4 1/2% Debentures incurred by Staples through December 2, 1998, net of tax, is added back to reported net income to compute earnings per common share for the years ended January 30, 1999 and January 31, 1998.

  STAPLES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE R Quarterly Summary (Unaudited)

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share amounts)
Fiscal Year Ended February 3, 2001
Sales	$2,555,786	$2,201,297	$2,801,769	$3,114,819
Gross Profit	609,647	546,664	676,283	743,911
Historical net income/(loss)	44,167	42,559	84,661	(111,675)
Historical net income/(loss) attributed to Staples RD Stock	47,009	44,571	86,039	(106,422)
Historical net loss attributed to Staples.com Stock	(2,842)	(2,012)	(1,378)	(5,253)
Basic earnings/(loss) per common share
Historical net income/(loss) per common share—Staples RD Stock	$0.10	$0.10	$0.19	$(.23)
Historical net loss per common share—Staples.com Stock	$(0.21)	$(0.14)	$(0.10)	(0.41)
Diluted earnings/(loss) per share
Historical net income/(loss) per common share—Staples RD Stock	$0.10	$0.10	$0.19	$(.23)
Historical net loss per common share—Staples.com Stock	$(0.21)	$(0.14)	$(0.10)	$(0.41)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year Ended January 29, 2000
Sales	$2,072,066	$1,840,110	$2,393,811	$2,630,822
Gross Profit	494,753	454,559	594,247	671,687
Historical net income	50,314	52,744	92,533	119,397
Historical net income attributed to Staples, Inc. Stock	50,314	52,744	92,533
Historical net income attributed to Staples RD Stock				120,127
Historical net loss attributed to Staples.com Stock				(730)
Basic earnings/(loss) per common share—historical
Net income per common share—Staples, Inc. Stock(3)	$0.11	$0.11	$0.20
Net income per common share—Staples RD Stock(3)				$0.26
Net loss per common share—Staples.com Stock(3)				$(0.09)
Diluted earnings/(loss) per share—historical
Net income per common share—Staples, Inc. Stock(3)	$0.11	$0.11	$0.20
Net income per common share—Staples RD Stock(3)				$0.26
Net loss per common share—Staples.com Stock(3)				$(0.09)

(1)
Results of operations for this period include a $7,250,000 credit related to the reversal of a portion of the store closure charge, taken in fiscal year 1998, see Note M, representing stores that the Company will not close due to changes in market conditions.

(2)
Results of operations for this period includes $205,750,000 of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies.

(3)
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

  STAPLES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE S Subsequent Event

    On March 15, 2001, the Board of Directors approved a proposal to seek stockholders' approval to effect a recapitalization by reclassifying the separate series of Staples.com Stock and recombine the two outstanding series of Staples' common stock into a single series of common stock representing all of Staples' businesses. At a meeting of stockholders, Staples' stockholders will be asked to consider and approve a proposal to amend Staples' certificate of incorporation to effect the recapitalization, and rename the resulting single series of common stock as "Staples common stock" and provide that Staples could only issue common stock in a single series.

EXHIBIT INDEX

EXHIBIT			DESCRIPTION OF EXHIBIT
3.1	(6)	—	Restated Certificate of Incorporation of the Company
3.2	(5)	—	Certificate of Amendment to Certificate of Incorporation of the Company
3.3		—	Amended and Restated By-laws of the Company
4.1	(4)	—	Rights Agreement, dated as of October 25, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C.
4.2	(11)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.3	(8)	—	First Supplemental Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Marine Midland Bank.
4.4	(7)	—	Indenture, dated as of November 15, 1999, for the $150,000,000 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank.
4.5	(3)	—	Indenture, dated as of May 24, 2000, for the $175,000,000 floating rate notes due on November 26, 2001, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and the Chase Manhattan Bank.
10.1	(4)	—	Amended and Restated 1990 Director Stock Option Plan
10.2	(4)	—	Amended and Restated 1992 Equity Incentive Plan
10.3	(9)	—	1997 United Kingdom Company Share Option Scheme
10.4	(9)	—	Executive Officer Incentive Plan
10.5	(10)	—	Revolving Credit Agreement, dated as of November 13, 1997, between the Company and BankBoston, N.A. and the banks named therein
10.6	(2)	—	Revolving Credit Agreement, dated as of June 26, 2000, by and among the Company, Fleet National Bank and the banks named therein.
10.7	(1)	—	Receivables Purchase Agreement, dated as of October 27, 2000, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.
10.8	(4)	—	Form of Agreement Not To Compete signed by executive officers of the Company
10.9	(13)	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.10	(12)	—	Form of Severance Benefits Agreement signed by executive officers of the Company
10.11	(4)	—	Staples.com Common Stock Purchase Agreement, dated as of December 7, 1999
10.12	(4)	—	Staples.com Common Stock Purchase Agreement, dated as of November 9, 1999
10.13	(4)	—	Line of Credit and Guaranty Agreement, dated December 6, 1999, between Staples and Boston Safe Deposit & Trust Company
10.14	(4)	—	Line of Credit and Guaranty Agreement, dated January 25, 2000 between Staples and Boston Safe Deposit & Trust Company
21.1		—	Subsidiaries of the Company
23.1		—	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 28, 2000.

(2)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended July 29, 2000.

(3)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 2000.

(4)
Incorporated by reference from the Form 10-K for the fiscal year ended January 29, 2000.

(5)
Incorporated by reference from the Proxy Statement filed on October 12, 1999.

(6)
Incorporated by reference in the Form 10-K for the fiscal year ended January 30, 1999.

(7)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.

(8)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.

(9)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(10)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

(11)
Incorporated by reference from the Registration Statement on Form S-3 filed on July 14, 1997 (File No. 333-31249).

(12)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(13)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
STAPLES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar Amounts in Thousands)
STAPLES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS February 3, 2001 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEETS January 29, 2000 (in thousands)
CONSOLIDATING STATEMENTS OF INCOME For the fiscal year ended February 3, 2001 (in thousands)
CONSOLIDATING STATEMENTS OF INCOME For the fiscal year ended January 29, 2000 (in thousands)
CONSOLIDATING STATEMENTS OF INCOME For the fiscal year ended January 30, 1999 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET As of February 3, 2001 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET As of January 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF INCOME For the year ended February 3, 2001 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF INCOME For the year ended January 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF INCOME or the year ended January 30, 1999 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the year ended February 3, 2001 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the year ended January 29, 2000 (in thousands)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the year ended January 30, 1999 (in thousands)
EXHIBIT INDEX