Form 10-Q
period 2001-05-05
STAPLES INC
filed 2001-06-19
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended:  May 5, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 457,059,095 shares of Staples Retail and Delivery Common Stock and 7,443,244 shares of Staples.com Common Stock, both par value $.0006, outstanding as of June 18, 2001.

FORM 10-Q

STAPLES, INC.
May 5, 2001

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Part II—Other Information	27
Signature	28

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	May 5, 2001 (Unaudited)	February 3, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$41,848	$263,560
Merchandise inventories	1,575,491	1,639,698
Receivables, net	370,520	297,916
Deferred income taxes	48,890	43,955
Other current assets	130,704	110,982

Total current assets	2,167,453	2,356,111
Property and Equipment:
Land and buildings	403,922	400,971
Leasehold improvements	530,997	519,681
Equipment	729,407	692,783
Furniture and fixtures	360,556	352,712

Total property and equipment	2,024,882	1,966,147
Less accumulated depreciation and amortization	703,899	665,622

Net property and equipment	1,320,983	1,300,525
Other Assets:
Lease acquisition costs, net of amortization	57,221	58,596
Goodwill, net of amortization	236,890	238,536
Deferred income taxes	5,974	5,490
Other	59,099	30,155

Total other assets	359,184	332,777

	$3,847,620	$3,989,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$824,660	$983,851
Other current liabilities	483,855	542,923
Debt maturing within one year	220,596	184,505

Total current liabilities	1,529,111	1,711,279
Long-Term Debt	429,501	441,257
Other Long-Term Obligations	74,372	73,047
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; issued 479,109,243 shares at May 5, 2001 and 477,111,602 shares at February 3, 2001	286	285
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; issued 14,108,773 shares at May 5, 2001 and 14,105,821 shares at February 3, 2001	8	8
Additional paid-in capital	1,297,504	1,285,719
Cumulative foreign currency translation adjustments	6,931	53
Unrealized gain on investments	—	(1)
Retained earnings	1,047,528	1,008,021
Less: Staples RD treasury stock at cost, 22,787,300 shares at May 5, 2001 and 22,787,300 shares at February 3, 2001	(505,001)	(505,001)
Less: Staples.com treasury stock at cost, 6,672,211 shares at May 5, 2001 and 4,449,773 shares at February 3, 2001	(32,620)	(25,254)

Total stockholders' equity	1,814,636	1,763,830

	$3,847,620	$3,989,413

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended
	May 5, 2001	April 29, 2000
Sales	$2,667,076	$2,555,786
Cost of goods sold and occupancy costs	2,050,469	1,946,139

Gross profit	616,607	609,647
Operating and other expenses:
Operating and selling	427,424	419,357
Pre-opening	5,176	7,983
General and administrative	109,889	104,987
Amortization of goodwill	1,646	3,572
Store closure credit	—	(7,250)
Interest and other expense, net	8,233	6,139

Total operating and other expenses	552,368	534,788

Income before income taxes	64,239	74,859
Income tax expense	24,732	30,692

Net income	$39,507	$44,167

Net income/(loss) attributed to:
Staples RD Stock	$39,683	$47,009
Staples.com Stock	(176)	(2,842)

	$39,507	$44,167

Basic earnings/(loss) per common share
Historical net income per common share—Staples RD Stock	$0.09	$0.10

Historical net loss per common share—Staples.com Stock	$(0.02)	$(0.21)

Diluted earnings/(loss) per common share
Historical net income per common share—Staples RD Stock	$0.09	$0.10

Historical net loss per common share—Staples.com Stock	$(0.02)	$(0.21)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	(Unaudited) 13 Weeks Ended
	May 5, 2001	April 29, 2000
Operating Activities:
Net income	$39,507	$44,167
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,558	49,908
Store closure credit	—	(7,250)
Other non-cash items affecting income	2,853	2,464
Change in assets and liabilities, net of companies acquired using purchase accounting:
Decrease in merchandise inventories	43,600	70,341
Increase in receivables	(25,307)	(79,815)
Increase in retained securitized accounts receivable	(86,109)	—
Increase in other assets	(14,855)	(21,942)
Decrease in accounts payable and other current liabilities	(167,606)	(81,766)
Increase in other long-term obligations	2,618	1,749

	(186,248)	(66,311)

Net cash used in operating activities	(146,741)	(22,144)
Investing Activities:
Acquisition of property and equipment	(88,332)	(81,404)
Purchase of long-term investments	(250)	(49,917)
Other	(251)	34

Net cash used in investing activities	(88,833)	(131,287)
Financing Activities:
Proceeds from sale of capital stock	5,095	8,926
Proceeds from borrowings	323,110	584,278
Payments on borrowings	(304,432)	(514,137)
Purchase of treasury stock	(7,366)	(37,972)

Net cash provided by financing activities	16,407	41,095
Effect of exchange rate changes on cash	(2,545)	2,504
Net decrease in cash and cash equivalents	(221,712)	(109,832)
Cash and cash equivalents at beginning of period	263,560	110,483

Cash and cash equivalents at end of period	$41,848	$651

See notes to consolidated financial statements

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). These financial statements are for the period covering the thirteen weeks ending May 5, 2001 (also referred to as the "first quarter of 2001"), and the period covering the thirteen weeks ending April 29, 2000 (also referred to as the "first quarter of 2000"). All intercompany accounts and transactions are eliminated in consolidation.

    These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

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

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a 93% retained interest in the losses of Staples.com for the first quarter of 2001 compared to an 88% retained interest in the losses of Staples.com for the first quarter of 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results, as presented in Note F of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation polices adopted by the Board of Directors of Staples (the "Board").

    On March 15, 2001, the Board approved a proposal to seek stockholders' approval to effect a recapitalization by reclassifying the separate series of Staples.com Stock and recombine the two outstanding series of Staples' common stock into a single series of common stock representing all of Staples' businesses. This proposal was approved after the Board determined that the proposal was in the best interests of all of Staples' stockholders as the e-commerce businesses of Staples have become increasingly intertwined with the retail stores, catalog businesses and contract stationer operations of Staples and the capital markets for e-commerce stocks have changed dramatically since Staples adopted the tracking stock structure. At a meeting of stockholders, Staples' stockholders will be asked to consider and approve a proposal to amend Staples' certificate of incorporation to effect the recapitalization, rename the resulting single series of common stock as Staples common stock ("Staples Common Stock") and provide that Staples could only issue common stock in a single series.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note A—Basis of Presentation (Continued)

    Beginning on March 23, 2001, 12 lawsuits were filed in Delaware Chancery Court by Staples RD stockholders against Staples and each of its directors. The lawsuits were subsequently consolidated into a purported class action entitled In re Staples, Inc. Shareholders Litigation, Cons. C.A. No. 18784. The plaintiffs oppose Staples' proposal to reclassify the Staples.com and Staples RD series of common stock into a single class of Staples Common Stock. Plaintiffs allege that the proposed reclassification violates Delaware General Corporation Law, Staples' contractual obligations, and the fiduciary duties of Staples' directors and moved for a preliminary injunction to prevent a shareholder vote, previously scheduled for June 11, 2001, on the reclassification proposal.

    After holding a hearing on the motion, the court decided on June 5, 2001, that the vote may proceed after the Company sets a new record date for the vote and makes additional disclosures regarding the methodology used by the Board and the outside investment bankers retained by the Board in recommending the valuation of the Staples.com stock for purposes of the reclassification. The Company intends to hold a stockholders meeting to vote on the reclassification after setting a new record date and amending the proxy statement in accordance with the court's opinion. Staples believes the plaintiffs' remaining claims for relief are without merit and intends to defend vigorously against them.

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B—Comprehensive Income

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income which includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity, in the notes to the financial statements for interim periods. During the first quarter of 2001, total comprehensive income amounted to approximately $46 million, compared to approximately $138 million during the first quarter of 2000. This change in comprehensive income was primarily due to a fluctuation in the unrealized gain on investments during the first quarter of 2000.

Note C—Acquisitions and Divestitures

    During fiscal years 1999 and 1998, Staples made three acquisitions: Quill Corporation on May 21, 1998; Claricom Holdings, Inc. and certain related entities, now referred to as Staples Communications, on February 26, 1999; and the European Office Supply Companies, which includes Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, on October 6, 1999. At the time of each acquisition, the Company recorded a liability for restructuring, merger-related and integration costs. These accruals were fully utilized prior to fiscal year 2001 except for accruals relating to contract and lease terminations. During the first quarter of 2001, Staples charged expenses of $144,000 related to the Quill merger and $175,000 related to the European Office Supply purchase to these accruals. At May 5, 2001, the remaining accruals were $3.6 million for the Quill merger and $6.9 million for the European Office Supply purchase. The Company believes that the remaining accruals, which relate to contract and lease terminations, will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    On April 3, 2001, Staples sold its telecommunications subsidiary, Staples Communications, to Platinum Equity L.L.C. The sale of Staples Communications includes the subsidiary's three primary businesses which provide hardware sales and services, long distance services and local network services to small and medium sized business customers. During the fourth quarter of 2000, Staples recognized impairment losses of $156 million related to the goodwill and fixed assets of Staples Communications.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note D—Store Closure Charge/Credit

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49.7 million of which $7.3 million was reversed in the first quarter of 2000. All of the remaining accruals directly relate to long-term lease obligations for the closed stores which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease term. The following table is a roll-forward of the store closure charges utilized during the first of quarter 2001 (in thousands):

	Balance at February 3, 2001	Charges utilized	Balance at May 5, 2001
Lease Terminations	$17,054	$(1,574)	$15,480
Legal and Settlement Costs	3,602	(202)	3,400

	$20,656	$(1,776)	$18,880

Note E—Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, Staples.com, and European Operations. Staples' North American Retail segment consists of the U.S. and Canadian operating units that operate office supply stores. The Contract and Commercial segment consists of Staples Direct, Contract, Quill Corporation and Staples Communications (through April 3, 2001), each of which sells office products, supplies and services directly to businesses throughout the U.S. and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note E—Segment Reporting (Continued)

    The following is a summary of significant accounts and balances by reportable segment for the first quarters of 2001 and 2000 (in thousands):

	Sales by Segment Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
N. American Retail	$1,706,101	$1,683,051
Contract & Commercial	556,314	618,163
Staples.com	212,555	75,363
European Operations	192,106	179,209

	$2,667,076	$2,555,786

	Business Unit Income/(Loss) Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
N. American Retail	$38,725	$81,402
Contract & Commercial	39,538	40,439
Staples.com	(2,702)	(39,182)
European Operations	(3,089)	(8,911)

	$72,472	$73,748
Store closure credit	—	7,250
Interest and other expense, net	(8,233)	(6,139)

Income before income taxes	$64,239	$74,859

Note F—Consolidating Information

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

Note F—Consolidating Information (Continued)

    The allocation policies reflected in the following consolidating financial information are as follows:

1.
Finance Activities:  Staples manages most finance activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock. Whenever Staples.com holds cash, Staples.com normally transfers that cash to Staples RD. Conversely, whenever Staples.com has a cash need, Staples RD normally funds that cash need. Staples accounts for all cash transfers between one business to or for the account of the other business as temporarily allocated funds unless the Board determines that a given transfer should be accounted for as a long-term loan or as permanently allocated funds to or from Staples.com. The temporarily allocated funds bear interest at a rate at which the Board, in its sole discretion, determines Staples could borrow such funds on a revolving credit basis. Through May 5, 2001, permanently allocated funds to Staples.com of $139 million were made to cover operating cash flow losses, fixed asset and investment purchases and the repurchase of previously exercised employee stock options.

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

Note F—Consolidating Information (Continued)

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

Condensed Consolidating Balance Sheets
May 5, 2001
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,144,518	$22,935	$—	$2,167,453
Property and equipment, net	1,292,446	28,537	—	1,320,983
Funds allocated to Staples.com—permanent	138,912	—	(138,912)	—
Other assets	357,210	1,974	—	359,184

Total assets	$3,933,086	$53,446	$(138,912)	$3,847,620

Current liabilities	$1,502,781	$26,330	$—	$1,529,111
Long-term debt	429,501	—	—	429,501
Other long-term liabilities	74,372	—	—	74,372
Staples RD Stock	286	—	—	286
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,252,183	45,321	—	1,297,504
Funds allocated from Staples RD—permanent	—	138,912	(138,912)	—
Cumulative foreign currency translation adjustments	6,893	38	—	6,931
Retained earnings/(accumulated deficit)	1,172,072	(124,544)	—	1,047,528
Treasury stock at cost	(505,002)	(32,619)	—	(537,621)

Total liabilities and stockholders' equity	$3,933,086	$53,446	$(138,912)	$3,847,620

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note F—Consolidating Information (Continued)

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note F—Consolidating Information (Continued)

Consolidating Statements of Income
For the thirteen weeks ended May 5, 2001
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,454,521	$212,555	$—	$2,667,076
Cost of goods sold and occupancy costs	1,886,039	164,430	—	2,050,469

Gross profit	568,482	48,125	—	616,607
Operating and other expenses:
Operating and selling	390,092	32,121	5,211	427,424
Pre-opening	5,176	—	—	5,176
Site development	—	5,211	(5,211)	—
General and administrative	96,394	13,495	—	109,889
Amortization of goodwill	1,646	—	—	1,646
Interest and other expense, net	6,706	1,527	—	8,233

Total operating and other expenses	500,014	52,354	—	552,368

Income/(loss) before income taxes	68,468	(4,229)	—	64,239
Income tax expense/(benefit)	26,360	(1,628)	—	24,732

Net income/(loss)	$42,108	$(2,601)	$—	$39,507

Consolidating Statements of Income
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,480,423	$75,363	$—	$2,555,786
Cost of goods sold and occupancy costs	1,885,532	60,607	—	1,946,139

Gross profit	594,891	14,756	—	609,647
Operating and other expenses:
Operating and selling	378,910	32,794	7,653	419,357
Pre-opening	7,983	—	—	7,983
Site development	—	7,653	(7,653)	—
General and administrative	91,496	13,491	—	104,987
Amortization of goodwill	3,572	—	—	3,572
Store closure credit	(7,250)	—	—	(7,250)
Interest and other expense, net	5,600	539	—	6,139

Total operating and other expenses	480,311	54,477	—	534,788

Income/(loss) before income taxes	114,580	(39,721)	—	74,859
Income tax expense/(benefit)	46,978	(16,286)	—	30,692

Net income/(loss)	$67,602	$(23,435)	$—	$44,167

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G—Guarantor Subsidiaries

    Staples' $200 million of 7.125% senior notes (the "Senior Notes") due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen weeks ended May 5, 2001 and April 29, 2000. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company, however, separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

    Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
May 5, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$(45,884)	$40,089	$47,643	$—	$41,848
Merchandise inventories	7,010	1,206,591	361,890	—	1,575,491
Other current assets and intercompany	498,151	2,495,396	2,937,769	(5,381,202)	550,114

Total current assets	459,277	3,742,076	3,347,302	(5,381,202)	2,167,453
Net property, equipment and other assets	717,338	996,080	1,091,929	(1,125,180)	1,680,167

Total assets	$1,176,615	$4,738,156	$4,439,231	$(6,506,382)	$3,847,620

Total current liabilities	$242,999	$2,872,180	$348,270	$(1,934,338)	$1,529,111
Total long-term liabilities	228,646	247,087	28,140	—	503,873
Total stockholders' equity	704,970	1,618,889	4,062,821	(4,572,044)	1,814,636

Total liabilities and stockholders' equity	$1,176,615	$4,738,156	$4,439,231	$(6,506,382)	$3,847,620

Condensed Consolidating Balance Sheet
As of February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142,825	$52,042	$68,693	$—	$263,560
Merchandise inventories	1,721	1,255,041	382,936	—	1,639,698
Other current assets and intercompany	399,328	2,558,018	2,935,804	(5,440,297)	452,853

Total current assets	543,874	3,865,101	3,387,433	(5,440,297)	2,356,111
Net property, equipment and other assets	599,157	979,477	1,097,651	(1,042,983)	1,633,302

Total assets	$1,143,031	$4,844,578	$4,485,084	$(6,483,280)	$3,989,413

Total current liabilities	$294,452	$2,965,613	$416,948	$(1,965,734)	$1,711,279
Total long-term liabilities	242,834	243,314	28,156	—	514,304
Total stockholders' equity	605,745	1,635,651	4,039,980	(4,517,546)	1,763,830

Total liabilities and stockholders' equity	$1,143,031	$4,844,578	$4,485,084	$(6,483,280)	$3,989,413

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G—Guarantor Subsidiaries (Continued)

Condensed Consolidated Statement of Income
For the thirteen weeks ended May 5, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,947,827	$719,249	$2,667,076
Cost of goods sold and occupancy costs	186	1,506,804	543,479	2,050,469

Gross profit	(186)	441,023	175,770	616,607
Operating and other expenses	14,315	441,429	96,624	552,368

Income/(loss) before income taxes	(14,501)	(406)	79,146	64,239
Income tax expense/(benefit)	—	6,669	18,063	24,732

Net income/(loss)	$(14,501)	$(7,075)	$61,083	$39,507

Condensed Consolidated Statement of Income
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,870,973	$684,813	$2,555,786
Cost of goods sold and occupancy costs	196	1,426,388	519,555	1,946,139

Gross profit	(196)	444,585	165,258	609,647
Operating and other expenses	(18,279)	391,439	125,070	534,788

Income/(loss) before income taxes	(18,475)	53,146	40,188	74,859
Income tax expense/(benefit)	—	17,926	12,766	30,692

Net income/(loss)	$(18,475)	$35,220	$27,422	$44,167

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note G—Guarantor Subsidiaries (Continued)

Condensed Consolidated Statement of Cash Flows
For the thirteen weeks ended May 5, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by/(used in) operating activities	$(203,731)	$54,717	$2,273	$(146,741)
Investing Activities:
Acquisition of property and equipment	(13,011)	(59,304)	(16,017)	(88,332)
Other	(250)	—	(251)	(501)

Cash used in investing activities	(13,261)	(59,304)	(16,268)	(88,833)
Financing Activities:
Payments on borrowings	(299,922)	—	(4,510)	(304,432)
Other	328,205	(7,366)	—	320,839

Cash provided by/(used in) financing activities	28,283	(7,366)	(4,510)	16,407
Effect of exchange rate changes on cash	—	—	(2,545)	(2,545)

Net decrease in cash	(188,709)	(11,953)	(21,050)	(221,712)
Cash and cash equivalents at beginning of period	142,825	52,042	68,693	263,560

Cash and cash equivalents at end of period	$(45,884)	$40,089	$47,643	$41,848

Condensed Consolidated Statement of Cash Flows
For the thirteen weeks ended April 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(20,691)	$9,690	$(11,143)	$(22,144)
Investing Activities:
Acquisition of property and equipment	(11,901)	(52,138)	(17,365)	(81,404)
Other	(49,883)	—	—	(49,883)

Cash used in investing activities	(61,784)	(52,138)	(17,365)	(131,287)
Financing Activities:
Payments on borrowings	(503,326)	—	(10,811)	(514,137)
Other	510,108	44,178	946	555,232

Cash provided by/(used) in financing activities	6,782	44,178	(9,865)	41,095
Effect of exchange rate changes on cash	—	—	2,504	2,504

Net decrease in cash	(75,693)	1,730	(35,869)	(109,832)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(52,116)	$26,407	$26,360	$651

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note H—Computation of Earnings Per Common Share

    Since the approval of the Tracking Stock Proposal, the Company has calculated earnings per share under the two class method. Accordingly, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the first quarter of 2001 and 2000. (Amounts in thousands, except per share data):

	13 Weeks Ended May 5, 2001		13 Weeks Ended April 29, 2000
	Staples RD	Staples.com	Staples RD	Staples.com
Numerator:
Net income/(loss)	$39,683	$(176)	$47,009	$(2,842)
Denominator:
Denominator for basic earnings per common share—weighted-average shares	454,793	8,531	456,427	13,801
Effect of dilutive securities:
Incremental and windfall shares	6,737	—	8,763	—

Denominator for diluted earnings per common share	461,530	8,531	465,190	13,801
Basic earnings/(loss) per common share	$0.09	$(0.02)	$0.10	$(0.21)

Diluted earnings/(loss) per common share	$0.09	$(0.02)	$0.10	$(0.21)

Note I—New Accounting Pronouncements

    Effective February 4, 2001, Staples adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of February 4, 2001 was not material to the Company's financial statements. Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples uses interest rate swap agreements and has entered into a currency swap agreement to manage the volatility relating to these exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Staples does not hold or issue derivative financial instruments for trading or speculative purposes.

    Staples has both fair value and net investment hedges. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and hedging against changes in the fair value of its debt instruments. At May 5, 2001, Staples had interest rate swap agreements with a fair value asset of $10.5 million designated as fair value hedges of fixed rate debt obligations. Staples uses a currency swap on its Senior Notes to swap the dollar denominated principal and interest into Canadian dollar denominated obligations at a fixed interest rate. This swap has been designated as a net investment hedge on Staples' Canadian dollar denominated investments in subsidiaries. At May 5, 2001, Staples had recorded an asset of $14.8 million related to this net investment hedge. Staples' fair value and net investment hedges are highly effective, and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness during the first quarter of 2001.

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

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a 93% retained interest in the losses of Staples.com for the first quarter of 2001 and an 88% retained interest in the losses of Staples.com for the first quarter of 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Staples RD's and Staples.com's separate operating results, as presented in Note F of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation policies adopted by the Board. While the Company believes such allocations to be reasonable they are not necessarily indicative of, and it is not practical for the Company to estimate, the levels of expenses that would have resulted had Staples RD and Staples.com been operating as independent companies. Staples.com has relied upon Staples RD to provide financing for its operations. Therefore, Staples.com's financial position is not necessarily indicative of the financial position that would have resulted had Staples.com been operating as an independent company. However, management believes that the level of expenses would not have been materially different if these services had been provided by third parties. Allocation and related party transaction policies adopted by the Board can be rescinded or amended at the sole discretion of the Board without approval by the stockholders, although no such changes are currently contemplated. Any such changes adopted by the Board would be made in its good faith business judgement of the Company's best interests, taking into consideration the interests of all stockholders.

    On March 15, 2001, the Board approved a proposal to seek stockholders' approval to effect a recapitalization by reclassifying the separate series of Staples.com Stock and recombine the two outstanding series of Staples common stock into a single series of common stock representing all of Staples' businesses. This proposal was approved after the Board determined that the proposal was in the best interests of all of Staples' stockholders as the e-commerce businesses of Staples have become increasingly intertwined with the retail stores, catalog businesses and contract stationer operations of Staples and the capital markets for e-commerce stocks have changed dramatically since Staples adopted the tracking stock structure. At a meeting of stockholders, Staples' stockholders will be asked to consider and approve a proposal to amend Staples' certificate of incorporation to effect the recapitalization, rename the resulting single series of common stock as "Staples common stock" and provide that Staples could only issue common stock in a single series.

    Beginning on March 23, 2001, 12 lawsuits were filed in Delaware Chancery Court by Staples RD stockholders against Staples and each of its directors. The lawsuits were subsequently consolidated into a purported class action entitled In re Staples, Inc. Shareholders Litigation, Cons. C.A. No. 18784. The plaintiffs oppose Staples' proposal to reclassify the Staples.com and Staples RD series of common stock into a single class of Staples Common Stock. Plaintiffs allege that the proposed reclassification violates Delaware General Corporation Law, Staples' contractual obligations, and the fiduciary duties of Staples' directors and moved for a preliminary injunction to prevent a shareholder vote, previously scheduled for June 11, 2001, on the reclassification proposal.

    After holding a hearing on the motion, the court decided on June 5, 2001, that the vote may proceed after the Company sets a new record date for the vote and makes additional disclosures regarding the methodology used by the Board and the outside investment bankers retained by the Board in recommending the valuation of the Staples.com stock for purposes of the reclassification. The Company intends to hold a stockholders meeting to vote on the reclassification after setting a new record date and amending the proxy statement in accordance with the court's opinion. Staples believes the plaintiffs' remaining claims for relief are without merit and intends to defend vigorously against them.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Results of Operations

  Sales

(Amounts in thousands)	13 Weeks Ended May 5, 2001	13 Weeks Ended April 29, 2000	Increase/(Decrease) %
North American Retail	$1,706,101	$1,683,051	1%
Contract and Commercial	556,314	618,163	(10%)
European Operations	192,106	179,209	7%

Total Staples RD	2,454,521	2,480,423	(1%)
Total Staples.com	212,555	75,363	182%

Total Staples, Inc.	$2,667,076	$2,555,786	4%

    Worldwide comparable sales increased 1% for the first quarter of 2001. Comparable sales include stores open for more than one year plus the Commercial business ("Staples Direct") and the Staples.com and Business Depot web sites. Worldwide comparable sales for our retail locations decreased 2% in the first quarter of 2001. Worldwide non-comparable store sales represented 132% of the increase in total company sales for the first quarter of 2001. Staples had 1,356 open stores as of May 5, 2001 compared to 1,194 stores as of April 29, 2000 and 1,307 stores as of February 3, 2001. This includes 53 stores opened and 4 stores closed during the first quarter of 2001.

    Staples RD:

    Sales for North American retail increased 1% for the first quarter of 2001. This growth was primarily due to the increase in the North American store base to 1,189 open stores as of May 5, 2001 from 1,051 open stores as of April 29, 2000. This increase was offset by a decrease in sales at existing stores and a decrease in the Canadian exchange rate to the US dollar from the first quarter of 2000.

    Sales for Contract and Commercial decreased 10% for the first quarter of 2001. This decrease reflects a migration of customers to Staples' internet sites. Sales for this segment would have increased 11% for the first quarter of 2001 if the revenues from Staples.com, StaplesLink.com, Quill.com and our Canadian e-commerce business were included. Sales for Contract and Commercial were also negatively impacted by the sale of Staples Communications on April 3, 2001, resulting in a partial quarter of sales for that business in the first quarter of 2001 compared to a full quarter of sales during the first quarter of 2000.

    Sales for European Operations increased 7% for the first quarter of 2001. This growth was primarily due to the increase in the European store base to 167 open stores as of May 5, 2001 from 143 open stores as of April 29, 2000. This growth was partially offset by a decrease in European exchange rates to the US dollar from the first quarter of 2000.

    Staples.com: Sales increased 182% during the first quarter of 2001 due to the significant increase in repeat purchases from Staples.com's existing customers as well as the continued expansion of the Staples.com customer base. Staples.com had approximately 418,000 repeat customer visits during the first quarter of 2001 versus 143,000 in the first quarter of 2000. Repeat customers accounted for 74% of the total sales during the first quarter of 2001 compared to 57% in the first quarter of 2000.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Gross Profit.  Gross profit as a percentage of sales was 23.1% for the first quarter of 2001 compared to 23.9% for the first quarter of 2000. The decrease in the gross profit rate was primarily a reflection of the de-leveraging of rent and occupancy costs and lower vendor incentives, stemming from softer sales, offset by improvements in controlling shrink costs.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, decreased as a percentage of sales to 16.0% in the first quarter of 2001 compared to 16.4% in the first quarter of 2000. This decrease reflects the benefit of expense leveraging at Staples.com as well as holding store labor expenses flat despite softer sales.

    Pre-opening Expenses.  Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses averaged $98,000 per store for the first quarter of 2001 compared to $116,000 per store for the first quarter of 2000.

    General and Administrative Expenses.  General and administrative expenses remained flat as a percentage of sales at 4.1% for the first quarter of 2001 compared to the first quarter of 2000. This reflects the benefits of expense leveraging at Staples.com.

    Merger-Related and Integration Costs.  As discussed in Note C to the Financial Statements, during the first quarter of 2001, the Company charged expenses of $144,000 related to the Quill merger and $175,000 related to the European Office Supply purchase to accruals established at the time of each acquisition. At May 5, 2001, the remaining accruals were $3.6 million for the Quill merger and $6.9 million for the European Office Supply purchase. The remaining accruals relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    Amortization of Goodwill.  Amortization of goodwill was $1.6 million for the first quarter of 2001 compared to $3.6 million for the first quarter of 2000. The decrease in amortization is due to the write-off of the Staples Communications goodwill during the fourth quarter of 2000.

    Interest and Other Expense, Net.  Net interest and other expense was $8.2 million for the first quarter of 2001 compared to $6.1 million for the first quarter of 2000. The increase in the net interest expense was primarily due to the issuance of $175 million of floating rate notes on May 24, 2000, which was partially offset by a net decrease in borrowings on lines of credit.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 38.5% for the first quarter of 2001 and 41% for the first quarter of 2000. The decrease in Staples' effective tax rate is due primarily to a one-time charge associated with the legal restructuring of the European Operations during 2000.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations, debt or equity offerings and credit lines to fund its expansion and acquisition activities.

    Cash used in operations was $147 million for the first quarter of 2001, driven primarily by a decrease in accounts payable and other current liabilities of $168 million due to the timing of vendor settlements and an increase in retained securitized accounts receivable of $86 million. These cash outflows were partially offset by cash earnings (net income plus depreciation/amortization and other non-cash items affecting income) of $101 million and a reduction in merchandise inventories of $44 million.

    Cash used in investing activities of $89 million for the first quarter of 2001 consisted primarily of the acquisition of property and equipment of $88 million. The acquisition of property and equipment during this period was related to the opening of 53 new stores, the continued expansion and improvement of our distribution network and investments in information systems.

    Cash provided by financing activities of $16 million was made primarily of net proceeds from borrowings of $19 million. During the first quarter of 2001, Staples borrowed $40 million on short-term bank credit lines and decreased its borrowings under its $350 million revolving credit agreement by $21 million to $79 million at May 5, 2001. Staples also has available $200 million on its 364 day revolving credit facility, $15 million on other uncommitted, short-term bank credit lines, $65 million on European lines of credit and $6.5 million on a Canadian line of credit; on which Staples had borrowed an aggregate of $2.7 million at May 5, 2001. Accordingly, Staples had $596 million of total cash and available credit agreements at May 5, 2001.

    Staples expects to open approximately 95 stores during the next three quarters. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1.5 million for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $143 million for store openings during this period. Staples plans to continue to make investments in information systems, distribution centers and store remodels to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store. Staples also has $175 million of variable rate notes issued on May 24, 2000 (the "Variable Rate Notes"), which come due on November 26, 2001. Staples expects that its cash generated from operations, together with its current cash and funds available under its revolving credit facility, will be sufficient to repay the Variable Rate Notes and fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

    Staples' market is highly competitive and Staples may not continue to compete successfully.  Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains, such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples. Staples also competes with mass merchants, such as Wal-Mart, warehouse clubs, computer and electronic superstores, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply service providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors, including Office Depot, OfficeMax and Wal-Mart, have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. The recent poor performance by Staples' most direct retail competitors, specifically Office Depot and Office Max, may continue to cause price pressure and thus reduce Staples profit margin. It is also possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may reduce Staples' profit margin, and may adversely affect Staples' business and financial performance in other ways.

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase its number of stores. Staples opened 189 stores in the United States, Canada and Europe in fiscal 2000 and has already opened 53 new stores in fiscal 2001. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

    Staples' stock price may fluctuate based on the expectations of professional security analysts.  The public trading of Staples RD Stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. In particular, in light of the Company's substantial recent investment in Staples.com, the Company believes that Staples RD Stock has become increasingly subject to the recent market volatility associated with Internet stocks. If the securities analysts that regularly follow Staples RD Stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples RD Stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

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

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

    Staples' European operations may not become profitable.  Staples currently operates in European markets through Staples UK in the United Kingdom, Staples Deutschland in Germany, Product Sourcing Group Europe in Belgium and Office Centre in the Netherlands and Portugal. Staples' consolidated European operations are currently unprofitable, and Staples cannot guarantee that they will become profitable.

    Staples' International operations expose Staples to the unique risks inherent in foreign operations.  In addition to its operations in Europe, Staples has a significant presence in Canada through The Business Depot Ltd. Staples may seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

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

ITEM 3.

STAPLES, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risks

    Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples initiated a risk management control process to monitor the interest rate and foreign exchange risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates. Staples does not believe that the potential exposure is significant in light of its size and its business. Staples uses interest rate and currency swap agreements to manage its risk in these areas. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and hedging against changes in the fair value of its debt instruments. Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands, Portugal and Belgium. Staples has entered into derivative financial instruments, as noted below, to partially hedge its foreign exchange exposure, and Staples believes the remaining potential exposure is not material to its overall financial position or its results of operations.

    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, in order to minimize financing costs associated with its $200 million of 7.125% senior notes due August 15, 2007 (the "Senior Notes"). The swap agreements are scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Paper Rate plus an average of 69 basis points, approximately 5.04% at May 5, 2001. Staples has designated its $200 million of senior notes and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

    During fiscal year 2000, Staples entered into a currency swap on its Senior Notes. Staples has swapped the dollar-denominated principal and interest into Canadian dollar denominated obligations of 295 million in Canadian dollars at a fixed interest rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in stockholders' equity.

    Staples issued notes in the aggregate principal amount of 150 million euro on November 15, 1999. These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on Staples' net foreign investments in Europe and gains or losses are recorded in the cumulative translation adjustment line in stockholders' equity.

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150 million euro in order to minimize financing costs on the notes issued the same date. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.85%. Staples has designated its 150 million euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    Beginning on March 23, 2001, 12 lawsuits were filed in Delaware Chancery Court by Staples RD stockholders against Staples and each of its directors. The lawsuits were subsequently consolidated into a purported class action entitled In re Staples, Inc. Shareholders Litigation, Cons. C.A. No. 18784. The plaintiffs oppose Staples' proposal to reclassify the Staples.com and Staples RD series of common stock into a single class of Staples Common Stock. Plaintiffs allege that the proposed reclassification violates Delaware General Corporation Law, Staples' contractual obligations, and the fiduciary duties of Staples' directors and moved for a preliminary injunction to prevent a shareholder vote, previously scheduled for June 11, 2001, on the reclassification proposal.

    After holding a hearing on the motion, the court decided on June 5, 2001, that the vote may proceed after the Company sets a new record date for the vote and makes additional disclosures regarding the methodology used by the Board and the outside investment bankers retained by the Board in recommending the valuation of the Staples.com stock for purposes of the reclassification. The Company intends to hold a stockholders meeting to vote on the reclassification after setting a new record date and amending the proxy statement in accordance with the court's opinion. Staples believes the plaintiffs' remaining claims for relief are without merit and intends to defend vigorously against them.

Items 2, 3, 4, 5 and 6—Not applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
DATE: JUNE 19, 2001	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q STAPLES, INC. May 5, 2001 TABLE OF CONTENTS
STAPLES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Dollar Amounts in Thousands, Except Per Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar Amounts in Thousands)
STAPLES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheets May 5, 2001 (in thousands)
Condensed Consolidating Balance Sheets February 3, 2001 (in thousands)
Consolidating Statements of Income For the thirteen weeks ended May 5, 2001 (in thousands)
Consolidating Statements of Income For the thirteen weeks ended April 29, 2000 (in thousands)
Condensed Consolidating Balance Sheet May 5, 2001 (in thousands)
Condensed Consolidating Balance Sheet As of February 3, 2001 (in thousands)
Condensed Consolidated Statement of Income For the thirteen weeks ended May 5, 2001 (in thousands)
Condensed Consolidated Statement of Income For the thirteen weeks ended April 29, 2000 (in thousands)
Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended May 5, 2001 (in thousands)
Condensed Consolidated Statement of Cash Flows For the thirteen weeks ended April 29, 2000 (in thousands)
PART II—OTHER INFORMATION
SIGNATURES