Form 10-Q
period 2001-08-04
STAPLES INC
filed 2001-09-18
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended August 4, 2001

Commission File Number: 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2896127 (IRS Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA 01702
(Address of principal executive office and zip code)

508-253-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The registrant had 460,930,012 shares of Staples common stock outstanding as of September 14, 2001.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
AUGUST 4, 2001

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Part II—Other Information
Item 1. Legal Proceedings	27
Signature	28

ITEM 1.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	August 4, 2001 (Unaudited)	February 3, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$60,070	$263,560
Merchandise inventories	1,681,809	1,639,698
Receivables, net	376,482	297,916
Deferred income taxes	49,907	43,955
Other current assets	131,549	110,982

Total current assets	2,299,817	2,356,111
Property and Equipment:
Land and buildings	415,496	400,971
Leasehold improvements	547,570	519,681
Equipment	762,236	692,783
Furniture and fixtures	379,074	352,712

Total property and equipment	2,104,376	1,966,147
Less accumulated depreciation and amortization	755,166	665,622

Net property and equipment	1,349,210	1,300,525
Other Assets:
Lease acquisition costs, net of amortization	55,857	58,596
Goodwill, net of amortization	235,243	238,536
Other	61,585	30,155

Total other assets	352,685	327,287

	$4,001,712	$3,983,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$915,064	$983,851
Other current liabilities	481,285	542,923
Debt maturing within one year	212,959	184,505

Total current liabilities	1,609,308	1,711,279
Long-Term Debt	457,851	441,257
Deferred Tax Liability	15,181	8,916
Other Long-Term Obligations	76,070	73,047
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; issued 480,855,122 shares at August 4, 2001 and 477,111,602 shares at February 3, 2001	287	285
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; issued 14,116,918 shares at August 4, 2001 and 14,105,821 shares at February 3, 2001	8	8
Additional paid-in capital	1,312,468	1,285,719
Cumulative foreign currency translation adjustments	(19,664)	(14,353)
Unrealized gain on investments	—	(1)
Retained earnings	1,087,881	1,008,021
Less: Staples RD treasury stock at cost, 22,979,414 shares at August 4, 2001 and 22,787,300 shares at February 3, 2001	(505,001)	(505,001)
Less: Staples.com treasury stock at cost, 6,689,699 shares at August 4, 2001 and 4,449,773 shares at February 3, 2001	(32,677)	(25,254)

Total stockholders' equity	1,843,302	1,749,424

	$4,001,712	$3,983,923

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Sales	$2,314,229	$2,201,297	$4,981,305	$4,757,083
Cost of goods sold and occupancy costs	1,764,499	1,654,633	3,814,968	3,600,772

Gross profit	549,730	546,664	1,166,337	1,156,311
Operating and other expenses:
Operating and selling	380,127	361,796	807,551	781,153
Pre-opening	3,971	6,545	9,147	14,528
General and administrative	89,610	90,714	199,499	195,701
Amortization of goodwill	1,646	3,523	3,292	7,095
Store closure credit	—	—	—	(7,250)
Interest and other expense, net	8,762	11,952	16,995	18,091

Total operating and other expenses	484,116	474,530	1,036,484	1,009,318

Income before income taxes	65,614	72,134	129,853	146,993
Income tax expense	25,261	29,575	49,993	60,267

Net income	$40,353	$42,559	$79,860	$86,726

Net income/(loss) attributed to:
Staples RD Stock	$40,057	$44,571	$79,740	$91,580
Staples.com Stock	296	(2,012)	120	(4,854)

	$40,353	$42,559	$79,860	$86,726

Basic earnings/(loss) per common share
Historical net income per common share—Staples RD Stock	$0.09	$0.10	$0.18	$0.20

Historical net income/(loss) per common share—Staples.com Stock	$0.04	$(0.14)	$0.01	$(0.35)

Diluted earnings/(loss) per common share
Historical net income per common share—Staples RD Stock	$0.09	$0.10	$0.17	$0.20

Historical net income/(loss) per common share—Staples.com Stock	$0.03	$(0.14)	$0.01	$(0.35)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	(Unaudited) 26 Weeks Ended
	August 4, 2001	July 29, 2000
Operating Activities:
Net income	$79,860	$86,726
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	119,319	107,780
Store closure credit	—	(7,250)
Other non-cash items affecting income	3,742	13,193
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
Increase in merchandise inventories	(61,438)	(85,531)
Increase in receivables	(56,084)	(88,184)
Increase in retained securitized accounts receivable	(61,109)	—
Increase in other assets	(23,711)	(21,184)
Decrease in accounts payable and other current liabilities	(78,381)	(20,944)
Increase in other long-term obligations	4,327	5,851

	(153,335)	(96,269)

Net cash used in operating activities	(73,475)	(9,543)
Investing Activities:
Acquisition of property and equipment	(183,065)	(199,392)
Proceeds from the sale of short-term investments	8,938	—
Purchase of long-term investments	(250)	(58,782)
Other	(446)	(152)

Net cash used in investing activities	(174,823)	(258,326)
Financing Activities:
Proceeds from sale of capital stock	18,252	23,982
Proceeds from borrowings	530,070	2,343,485
Payments on borrowings	(493,634)	(1,984,364)
Settlement of equity forward purchase agreement	—	(78,684)
Purchase of treasury stock	(7,423)	(66,736)

Net cash provided by financing activities	47,265	237,683
Effect of exchange rate changes on cash	(2,457)	(2,772)
Net decrease in cash and cash equivalents	(203,490)	(32,958)
Cash and cash equivalents at beginning of period	263,560	110,483

Cash and cash equivalents at end of period	$60,070	$77,525

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). These financial statements are for the period covering the thirteen and twenty-six weeks ending August 4, 2001 (also referred to as the "second quarter of 2001" and the "first half of 2001"), and the period covering the thirteen and twenty-six weeks ending July 29, 2000 (also referred to as the "second quarter of 2000" and the "first half of 2000"). All intercompany accounts and transactions are eliminated in consolidation.

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

    Since November, 1999 and through August 27, 2001, the Company's certificate of incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock.

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a 94% retained interest in the operations of Staples.com for the first half of 2001 compared to an 88% retained interest for the first half of 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. Staples RD's and Staples.com's separate operating results, as presented in Note F of the Consolidated Financial Statements, reflect the effect of the application of certain cash management and allocation polices adopted by the Board of Directors of Staples (the "Board").

    Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B—Comprehensive Income

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity. During the second quarter of 2001 and the first half of 2001, total comprehensive income/(loss) amounted to $28 million and $75 million, respectively, compared to approximately ($19) million and $118 million for the corresponding periods in 2000. This change in comprehensive income/(loss) was primarily due to a fluctuation in the unrealized gain/(loss) on investments.

Note C—Acquisitions and Divestitures

    During fiscal years 1998 and 1999, Staples made three acquisitions: Quill Corporation on May 21, 1998; Claricom Holdings, Inc. and certain related entities, referred to as Staples Communications, on February 26, 1999; and the European Office Supply Companies, which includes Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, on October 6, 1999. At the time of each acquisition, the Company recorded a liability for restructuring, merger-related and integration costs. These accruals were fully utilized prior to fiscal year 2001 except for accruals relating to contract and lease terminations. During the first half of 2001, Staples charged expenses of $18,000 related to the Quill merger and $377,000 related to the European Office Supply purchase to these accruals. At August 4, 2001, the remaining accruals were $3.6 million for the Quill merger and $6.7 million for the European Office Supply purchase. The Company believes that the remaining accruals, which relate to contract and lease terminations, will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

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

Note D—Store Closure Charge/Credit

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49.7 million of which $7.3 million was reversed in the first quarter of 2000. All of the remaining accruals directly relate to long-term lease obligations for the closed stores which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004; however, some payments may be made over the remaining lease terms. The following table is a roll-forward of the store closure charges utilized during the first half of 2001 (in thousands):

	Balance at February 3, 2001	Charges utilized	Balance at August 4, 2001
Lease Terminations	$17,054	$(2,608)	$14,446
Legal and Settlement Costs	3,602	(263)	3,339

	$20,656	$(2,871)	$17,785

Note E—Segment Reporting

    Staples has four reportable segments: North American Retail, Contract and Commercial, Staples.com, and European Operations. Staples' North American Retail segment consists of the U.S. and Canadian operating units that operate office supply stores. The Contract and Commercial segment consists of Staples Direct, Contract and Quill Corporation, each of which sells office products, supplies and services directly to businesses throughout the U.S. and Canada. Staples.com includes the operations of Staples' e-commerce sites: Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and sell office products and supplies directly to businesses throughout the United Kingdom and Germany.

    Staples' reportable segments are each managed separately because the way they market products may be different, the classes of customers they service may be different, or they may use different distribution methods to deliver products to customers. The European Operations are considered a separate reportable segment because of the significant difference in the operating environment from the North American operations.

    The following is a summary of Sales and Business Unit Income/(Loss) by reportable segment for the second quarter of 2001 and first half of 2001 and for the corresponding periods in 2000 (in thousands):

	Sales by Segment
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
N. American Retail	$1,427,628	$1,374,463	$3,133,729	$3,057,514
Contract & Commercial	488,862	539,475	1,019,996	1,111,516
Staples.com	233,806	95,692	446,361	171,055
European Operations	163,933	147,692	356,039	326,901

Total Reportable Segments	$2,314,229	$2,157,322	$4,956,125	$4,666,986
Divested Businesses(1)	—	43,975	25,180	90,097

Consolidated Staples	$2,314,229	$2,201,297	$4,981,305	$4,757,083

	Business Unit Income/(Loss)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
N. American Retail	$40,129	$78,298	$78,854	$159,700
Contract & Commercial	36,276	52,551	77,351	101,287
Staples.com	9,600	(29,149)	6,898	(68,331)
European Operations	(11,629)	(11,066)	(14,718)	(19,977)

Total Reportable Segments	$74,376	$90,634	$148,385	$172,679
Divested Businesses(1)	—	(6,548)	(1,537)	(14,845)
Store closure credit	—	—	—	7,250
Interest and other expense, net	(8,762)	(11,952)	(16,995)	(18,091)

Income before income taxes	$65,614	$72,134	$129,853	$146,993

(1)
Represents Staples Communications which was sold on April 3, 2001.

Note F—Consolidating Information

    Below is the consolidating financial information of Staples RD and Staples.com. The financial information reflects the businesses of Staples RD and Staples.com, including the allocation of all the Company's assets, liabilities, revenues, expenses and cash flows between the two businesses in accordance with the Company's cash management and allocation policies adopted by the Board. The allocation policies reflected in the following consolidating financial information can be found in Note O of Staples' Annual Report on Form 10-K for the year ended February 3, 2001.

Condensed Consolidating Balance Sheets
August 4, 2001
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,285,808	$14,009	$—	$2,299,817
Property and equipment, net	1,322,559	26,651	—	1,349,210
Funds allocated to Staples.com — permanent	128,477	—	(128,477)	—
Other assets	350,680	2,005	—	352,685

Total assets	$4,087,524	$42,665	$(128,477)	$4,001,712

Current liabilities	$1,588,398	$20,910	$—	$1,609,308
Long-term debt	457,851	—	—	457,851
Other long-term liabilities	91,251	—	—	91,251
Staples RD Stock	287	—	—	287
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,266,951	45,517	—	1,312,468
Funds allocated from Staples RD — permanent	—	128,477	(128,477)	—
Cumulative foreign currency translation adjustments	(19,703)	39	—	(19,664)
Retained earnings/(accumulated deficit)	1,207,490	(119,609)	—	1,087,881
Treasury stock at cost	(505,001)	(32,677)	—	(537,678)

Total liabilities and stockholders' equity	$4,087,524	$42,665	$(128,477)	$4,001,712

Condensed Consolidating Balance Sheets
February 3, 2001
(in thousands)

	Staples RD	Staples.com	Adjustments/ Eliminations	Staples, Inc.
Current assets	$2,333,183	$22,928	$—	$2,356,111
Property and equipment, net	1,270,948	29,577	—	1,300,525
Funds allocated to Staples.com — permanent	133,519	—	(133,519)	—
Other assets	325,562	1,725	—	327,287

Total assets	$4,063,212	$54,230	$(133,519)	$3,983,923

Current liabilities	$1,688,535	$22,744	$—	$1,711,279
Long-term debt	441,257	—	—	441,257
Other long-term liabilities	81,963	—	—	81,963
Staples RD Stock	285	—	—	285
Staples.com Stock	—	8	—	8
Additional paid-in capital	1,240,556	45,163	—	1,285,719
Funds allocated from Staples RD — permanent	—	133,519	(133,519)	—
Cumulative foreign currency translation adjustments	(14,346)	(7)	—	(14,353)
Unrealized gain/(loss) on investments	(1)	—	—	(1)
Retained earnings/(accumulated deficit)	1,129,964	(121,943)	—	1,008,021
Treasury stock at cost	(505,001)	(25,254)	—	(530,255)

Total liabilities and stockholders' equity	$4,063,212	$54,230	$(133,519)	$3,983,923

Consolidating Statements of Income
For the thirteen weeks ended August 4, 2001
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,080,423	$233,806	$—	$2,314,229
Cost of goods sold and occupancy costs	1,585,096	179,403	—	1,764,499

Gross profit	495,327	54,403	—	549,730
Operating and other expenses:
Operating and selling	346,544	29,705	3,878	380,127
Pre-opening	3,971	—	—	3,971
Site development	—	3,878	(3,878)	—
General and administrative	78,390	11,220	—	89,610
Amortization of goodwill	1,646	—	—	1,646
Interest and other expense, net	7,186	1,576	—	8,762

Total operating and other expenses	437,737	46,379	—	484,116

Income before income taxes	57,590	8,024	—	65,614
Income tax expense	22,172	3,089	—	25,261

Net income	$35,418	$4,935	$—	$40,353

Consolidating Statements of Income
For the thirteen weeks ended July 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$2,105,605	$95,692	$—	$2,201,297
Cost of goods sold and occupancy costs	1,579,453	75,180	—	1,654,633

Gross profit	526,152	20,512	—	546,664
Operating and other expenses:
Operating and selling	320,448	33,021	8,327	361,796
Pre-opening	6,545	—	—	6,545
Site development	—	8,327	(8,327)	—
General and administrative	82,401	8,313	—	90,714
Amortization of goodwill	3,523	—	—	3,523
Interest and other expense, net	11,320	632	—	11,952

Total operating and other expenses	424,237	50,293	—	474,530

Income/(loss) before income taxes	101,915	(29,781)	—	72,134
Income tax expense/(benefit)	41,785	(12,210)	—	29,575

Net income/(loss)	$60,130	$(17,571)	$—	$42,559

Consolidating Statements of Income
For the twenty-six weeks ended August 4, 2001
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$4,534,944	$446,361	$—	$4,981,305
Cost of goods sold and occupancy costs	3,471,135	343,833	—	3,814,968

Gross profit	1,063,809	102,528	—	1,166,337
Operating and other expenses:
Operating and selling	736,636	61,826	9,089	807,551
Pre-opening	9,147	—	—	9,147
Site development	—	9,089	(9,089)	—
General and administrative	174,784	24,715	—	199,499
Amortization of goodwill	3,292	—	—	3,292
Interest and other expense, net	13,892	3,103	—	16,995

Total operating and other expenses	937,751	98,733	—	1,036,484

Income before income taxes	126,058	3,795	—	129,853
Income tax expense	48,532	1,461	—	49,993

Net income	$77,526	$2,334	$—	$79,860

Consolidating Statements of Income
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples RD	Staples.com	Reclassifications/ Eliminations	Staples, Inc.
Sales	$4,586,028	$171,055	$—	$4,757,083
Cost of goods sold and occupancy costs	3,464,985	135,787	—	3,600,772

Gross profit	1,121,043	35,268	—	1,156,311
Operating and other expenses:
Operating and selling	699,358	65,815	15,980	781,153
Pre-opening	14,528	—	—	14,528
Site development	—	15,980	(15,980)	—
General and administrative	173,897	21,804	—	195,701
Amortization of goodwill	7,095	—	—	7,095
Store closure credit	(7,250)	—	—	(7,250)
Interest and other expense, net	16,919	1,172	—	18,091

Total operating and other expenses	904,547	104,771	—	1,009,318

Income/(loss) before income taxes	216,496	(69,503)	—	146,993
Income tax expense/(benefit)	88,763	(28,496)	—	60,267

Net income/(loss)	$127,733	$(41,007)	$—	$86,726

Note G—Guarantor Subsidiaries

    Staples' $200 million of 7.125% senior notes (the "Senior Notes") due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company; however, separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

    Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$(16,518)	$47,284	$29,304	$—	$60,070
Merchandise inventories	3,063	1,281,183	397,563	—	1,681,809
Other current assets and intercompany	330,152	801,499	971,847	(1,545,560)	557,938

Total current assets	316,697	2,129,966	1,398,714	(1,545,560)	2,299,817
Net property, equipment and other assets	723,315	1,006,931	1,094,998	(1,123,349)	1,701,895

Total assets	$1,040,012	$3,136,897	$2,493,712	$(2,668,909)	$4,001,712

Total current liabilities	$63,239	$1,080,718	$701,301	$(235,950)	$1,609,308
Total long-term liabilities	284,370	248,131	16,601	—	549,102
Total stockholders' equity	692,403	1,808,048	1,775,810	(2,432,959)	1,843,302

Total liabilities and stockholders' equity	$1,040,012	$3,136,897	$2,493,712	$(2,668,909)	$4,001,712

Condensed Consolidating Balance Sheet
As of February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142,825	$52,055	$68,680	$—	$263,560
Merchandise inventories	1,721	1,255,041	382,936	—	1,639,698
Other current assets and intercompany	399,328	763,320	718,795	(1,428,590)	452,853

Total current assets	543,874	2,070,416	1,170,411	(1,428,590)	2,356,111
Net property, equipment and other assets	593,669	979,477	1,097,649	(1,042,983)	1,627,812

Total assets	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

Total current liabilities	$294,452	$1,043,874	$537,627	$(164,674)	$1,711,279
Total long-term liabilities	251,750	243,314	28,156	—	523,220
Total stockholders' equity	591,341	1,762,705	1,702,277	(2,306,899)	1,749,424

Total liabilities and stockholders' equity	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

Condensed Consolidated Statement of Income
For the thirteen weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,709,963	$604,266	$2,314,229
Cost of goods sold and occupancy costs	182	1,309,490	454,827	1,764,499

Gross profit	(182)	400,473	149,439	549,730
Operating and other expenses	12,660	351,717	119,739	484,116

Income/(loss) before income taxes	(12,842)	48,756	29,700	65,614
Income tax expense/(benefit)	(498)	12,631	13,128	25,261

Net income/(loss)	$(12,344)	$36,125	$16,572	$40,353

Condensed Consolidated Statement of Income
For the thirteen weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,604,700	$596,597	$2,201,297
Cost of goods sold and occupancy costs	226	1,209,280	445,127	1,654,633

Gross profit	(226)	395,420	151,470	546,664
Operating and other expenses	24,405	325,021	125,104	474,530

Income/(loss) before income taxes	(24,631)	70,399	26,366	72,134
Income tax expense	—	21,130	8,445	29,575

Net income/(loss)	$(24,631)	$49,269	$17,921	$42,559

Condensed Consolidated Statement of Income
For the twenty-six weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,657,791	$1,323,514	$4,981,305
Cost of goods sold and occupancy costs	369	2,816,293	998,306	3,814,968

Gross profit	(369)	841,498	325,208	1,166,337
Operating and other expenses	26,974	756,153	253,357	1,036,484

Income/(loss) before income taxes	(27,343)	85,345	71,851	129,853
Income tax expense/(benefit)	(498)	30,558	19,933	49,993

Net income/(loss)	$(26,845)	$54,787	$51,918	$79,860

Condensed Consolidated Statement of Income
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,475,674	$1,281,409	$4,757,083
Cost of goods sold and occupancy costs	421	2,635,669	964,682	3,600,772

Gross profit	(421)	840,005	316,727	1,156,311
Operating and other expenses	42,685	716,461	250,172	1,009,318

Income/(loss) before income taxes	(43,106)	123,544	66,555	146,993
Income tax expense	—	39,055	21,212	60,267

Net income/(loss)	$(43,106)	$84,489	$45,343	$86,726

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(194,768)	$112,563	$8,730	$(73,475)
Investing Activities:
Acquisition of property and equipment	(19,991)	(109,898)	(53,176)	(183,065)
Other	8,688	—	(446)	8,242

Cash used in investing activities	(11,303)	(109,898)	(53,622)	(174,823)
Financing Activities:
Payments on borrowings	(493,634)	—	—	(493,634)
Other	540,362	(7,423)	7,960	540,899

Cash provided by/(used in) financing activities	46,728	(7,423)	7,960	47,265
Effect of exchange rate changes on cash	—	—	(2,457)	(2,457)

Net decrease in cash	(159,343)	(4,758)	(39,389)	(203,490)
Cash and cash equivalents at beginning of period	142,825	52,042	68,693	263,560

Cash and cash equivalents at end of period	$(16,518)	$47,284	$29,304	$60,070

Condensed Consolidated Statement of Cash Flows
For the twenty-six weeks ended July 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(233,742)	$190,768	$33,431	$(9,543)
Investing Activities:
Acquisition of property and equipment	(26,525)	(119,579)	(53,288)	(199,392)
Other	—	(59,008)	74	(58,934)

Cash used in investing activities	(26,525)	(178,587)	(53,214)	(258,326)
Financing Activities:
Payments on borrowings	(1,984,364)	—	—	(1,984,364)
Other	2,211,594	(129)	10,582	2,222,047

Cash provided by/(used) in financing activities	227,230	(129)	10,582	237,683
Effect of exchange rate changes on cash	—	—	(2,772)	(2,772)

Net (decrease)/increase in cash	(33,037)	12,052	(11,973)	(32,958)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(9,460)	$36,729	$50,256	$77,525

Note H—Computation of Earnings Per Common Share

    Since creating Staples.com Stock in November, 1999, the Company has calculated earnings per share under the two class method. Accordingly, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the second quarter of 2001 and 2000. (Amounts in thousands, except per share data):

Staples RD

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Numerator:
Net income	$40,057	$44,571	$79,740	$91,580
Denominator:
Denominator for basic earnings per common share — weighted-average shares	456,004	455,183	455,399	455,805
Effect of dilutive securities:
Incremental and windfall shares	5,223	7,636	5,980	8,199

Denominator for diluted earnings per common share	461,227	462,819	461,379	464,004
Basic earnings per common share	$0.09	$0.10	$0.18	$0.20

Diluted earnings per common share	$0.09	$0.10	$0.17	$0.20

Staples.com

	13 Weeks Ended		26 Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Numerator:
Net income/(loss)	$296	$(2,012)	$120	$(4,854)
Denominator:
Denominator for basic earnings per common share — weighted-average shares	7,430	14,075	7,980	13,938
Effect of dilutive securities:
Incremental and windfall shares	1,902	—	1,839	—

Denominator for diluted earnings per common share	9,332	14,075	9,819	13,938
Basic earnings/(loss) per common share	$0.04	$(0.14)	$0.01	$(0.35)

Diluted earnings/(loss) per common share	$0.03	$(0.14)	$0.01	$(0.35)

Note I—New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    Staples will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    Staples has both fair value and net investment hedges. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and hedging against changes in the fair value of its debt instruments. At August 4, 2001, Staples had interest rate swap agreements with a fair value asset of $14 million designated as fair value hedges of fixed rate debt obligations. Staples also uses a currency swap on its Senior Notes to swap the dollar denominated principal and interest into Canadian dollar denominated obligations at a fixed interest rate. This swap has been designated as a net investment hedge on Staples' Canadian dollar denominated investments in subsidiaries. At August 4, 2001, Staples had recorded a benefit of $9.1 million, net of $5.7 million in taxes, to accumulated other comprehensive income related to this net investment hedge. Staples' fair value and net investment hedges are highly effective, and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness during the first half of 2001.

Note J—Subsequent Events

    On August 16, 2001, the Delaware Court of Chancery ordered final approval of the settlement of the stockholder litigation related to the Company's proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock. According to the settlement, Staples agreed to set a new record date for the stockholders meeting at which stockholders would vote on the reclassification, to include in its proxy statement additional information relevant to the value of Staples.com Stock, and to pay the fees and expenses for the attorneys representing the stockholder group.

    On August 27, 2001, the Company's stockholders approved the above proposal to amend the Company's Certificate of Incorporation. Accordingly, on a prospective basis, Staples' Consolidated Balance Sheet will present Staples common stock, and Staples will calculate earnings per share under the single class method. The recapitalization will have no effect on Staples' overall financial position or results of operations.

ITEM 2.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

and Results of Operations

    Since November, 1999 and through August 27, 2001, the Company's certificate of incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consists of all of the Company's non e-commerce businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock. The recapitalization will have no effect on Staples' overall financial position or results of operations.

    For financial reporting purposes, the Company consolidates the operating results of Staples RD and Staples.com. Staples RD is comprised of Staples' retail stores, catalog businesses, contract stationer business and a retained interest in Staples.com. Staples RD had a 94% retained interest in the operations of Staples.com for the first half of 2001 and an 88% retained interest for the first half of 2000. Staples.com includes the operations of Staples' e-commerce sites, Staples.com, Quill.com, StaplesLink.com, and its Canadian e-commerce business.

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

Results of Operations

  Sales

(Amounts in thousands)	13 Weeks Ended August 4, 2001	13 Weeks Ended July 29, 2000	Increase/ (Decrease) %
North American Retail	$1,427,628	$1,374,463	4%
Contract and Commercial	488,862	539,475	(9%)
European Operations	163,933	147,692	11%
Divested Businesses	—	43,975	N/A

Total Staples RD	2,080,423	2,105,605	(1%)
Total Staples.com	233,806	95,692	144%

Total Staples, Inc.	$2,314,229	$2,201,297	5%

(Amounts in thousands)	26 Weeks Ended August 4, 2001	26 Weeks Ended July 29, 2000	Increase/ (Decrease) %
North American Retail	$3,133,729	$3,057,514	2%
Contract and Commercial	1,019,996	1,111,516	(8%)
European Operations	356,039	326,901	9%
Divested Businesses	25,180	90,097	(72%)

Total Staples RD	4,534,944	4,586,028	(1%)
Total Staples.com	446,361	171,055	161%

Total Staples, Inc.	$4,981,305	$4,757,083	5%

    Worldwide comparable sales were flat for both the second quarter and first half of 2001. Comparable sales include stores open for more than one year plus the Commercial business ("Staples Direct") and the Staples.com and Business Depot web sites. Worldwide comparable sales for our retail locations decreased 3% for both the second quarter and the first half of 2001. Worldwide non-comparable sales represented 108% of the increase in total company sales for the second quarter of 2001 and 120% for the first half of 2001. Sales were negatively impacted by the slowing economy, including sharp declines in spending on computers. Staples had 1,393 open stores as of August 4, 2001 compared to 1,254 stores as of July 29, 2000 and 1,307 stores as of February 3, 2001. This includes 37 stores opened during the second quarter of 2001.

  Staples RD:

    Sales for North American Retail increased 4% for the second quarter of 2001 and 2% for the first half of 2001. This growth was primarily due to the increase in the North American store base to 1,223 open stores as of August 4, 2001 from 1,105 open stores as of July 29, 2000. These increases were offset by a decrease in sales at existing stores and a decrease in the Canadian exchange rate to the US dollar from the second quarter and first half of 2000.

    Sales for Contract and Commercial decreased 9% for the second quarter of 2001 and 8% for the first half of 2001. This decrease reflects a migration of customers to Staples' internet sites. Sales for this segment would have increased 14% for both the second quarter of 2001 and the first half of 2001 if the revenues from Staples.com, StaplesLink.com, Quill.com and our Canadian e-commerce business were included.

    Sales for European Operations increased 11% for the second quarter of 2001 and 9% for the first half of 2001. This growth was due to the increase in the European store base to 170 open stores as of August 4, 2001 from 149 open stores as of July 29, 2000, an increase in sales at existing stores and an increase in sales in the delivery business. This growth was partially offset by a decrease in European exchange rates to the US dollar from the second quarter and first half of 2000. Sales growth for Staples' European Operations was 19% in local currencies.

    Sales for Divested Businesses represent the sales for Staples Communications which was sold on April 3, 2001.

    Staples.com:  Sales increased 144% during the second quarter of 2001 and 161% during the first half of 2001 due to the significant increase in repeat purchases from Staples.com's existing customers as well as the continued expansion of the Staples.com customer base. Staples.com had approximately 447,000 repeat customers during the second quarter of 2001 versus 179,000 repeat customer visits in the second quarter of 2001. Repeat customers accounted for 76% of the total sales during the second quarter of 2001 compared to 63% in the second quarter of 2000.

    Gross Profit.  Gross profit as a percentage of sales was 23.8% for the second quarter of 2001 and 23.4% for the first half of 2001 compared to 24.8% and 24.3% for corresponding periods in 2000. The decrease in the gross profit rate was primarily a reflection of the de-leveraging of rent and occupancy costs, clearance activity related to the elimination of several hundred SKUs during our 300 store re-flow initiative and mark-downs attributed to keeping PC and furniture inventories current. Improvements in controlling shrink costs helped offset the decreases in the gross profit rate.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, as a percentage of sales were 16.4% in the second quarter of 2001 and 16.2% in the first half of 2001 compared to 16.4% in both the second quarter and first half of 2000. This performance reflects the benefit of expense leveraging at Staples' e-commerce businesses as well as effectively managing store labor expenses despite softer sales. These benefits were partially offset by the additional labor expense associated with our 300 store re-flow initiative.

    Pre-opening Expenses.  Pre-opening expenses related to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $4.0 million in the second quarter of 2001 from $6.5 million in the second quarter of 2000 and to $9.1 million in the first half of 2001 from $14.5 million in the first half of 2000. This savings is due to a decrease in the number of stores opened in 2001. Staples opened 37 new stores in the second quarter of 2001 compared to 60 in the second quarter of 2000 and 90 new stores in the first half of 2001 compared to 129 in the first half of 2000. Staples expects to open approximately 60 new stores during the second half of 2001.

    General and Administrative Expenses.  General and administrative expenses decreased as a percentage of sales to 3.9% for the second quarter of 2001 and 4.0% for the first half of 2001 compared to 4.1% for both the second quarter and first half of 2000. This reflects the divestiture of Staples Communications on April 3, 2001 which had higher general and administrative expenses as a percent of sales, the benefits of expense leveraging in Staples' e-commerce businesses and the results of cost control initiatives throughout the Company.

    Merger-Related and Integration Costs.  As discussed in Note C to the Financial Statements, during the first half of 2001, the Company charged expenses of $18,000 related to the Quill merger and $377,000 related to the European Office Supply purchase to accruals established at the time of each acquisition. At August 4, 2001, the remaining accruals were $3.6 million for the Quill merger and $6.7 million for the European Office Supply purchase. The remaining accruals relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    Amortization of Goodwill.  Amortization of goodwill was $1.6 million for the second quarter of 2001 and $3.3 million for first half of 2001 compared to $3.5 million for the second quarter of 2000 and $7.1 million for first half of 2000. The decrease in amortization is due to the write-off of Staples Communications goodwill, due to impairment, during the fourth quarter of 2000.

    Interest and Other Expense, Net.  Net interest and other expense was $8.8 million for the second quarter of 2000 and $17.0 million for the first half of 2001 compared to $12.0 million for the second quarter of 2000 and $18.1 million for the first half of 2000. The decrease in the net interest expense was due to a net decrease in borrowings on lines of credit and lower interest rates.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 38.5% for the second quarter and first half of 2001 and 41% for the second quarter and first half of 2000. The decrease in Staples' effective tax rate is due primarily to a one-time charge associated with the legal restructuring of the European Operations during 2000.

    New Accounting Pronouncements.  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    Staples will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations, debt or equity offerings and credit lines to fund its expansion and acquisition activities.

    Cash used in operations was $73 million for the first half of 2001, driven primarily by a decrease in accounts payable and other current liabilities of $78 million due to the timing of vendor settlements, an increase in retained securitized accounts receivable of $61 million, an increase in merchandise inventories of $61 million and an increase in accounts receivable of $56 million. These cash outflows were partially offset by cash earnings (net income plus depreciation/amortization and other non-cash items affecting income) of $203 million.

    Cash used in investing activities of $175 million for the first half of 2001 consisted primarily of the acquisition of property and equipment of $183 million. The acquisition of property and equipment during this period was related to the opening of 90 new stores, the continued expansion and improvement of our distribution network and investments in information systems.

    Cash provided by financing activities of $47 million was made primarily of net proceeds from borrowings of $36 million. During the first half of 2001, Staples borrowed $20 million on short-term bank credit lines and increased its borrowings under its Canadian and European lines of credit by $7.9 million to $16.6 million at August 4, 2001.

    At August 4, 2001, Staples had $60 million of cash and cash equivalents, $244 million available on its $350 million revolving credit facility that is effective through November 2002, the full $200 million available on its 364 day revolving credit facility that was renewed on June 25, 2001, $73 million available under Staples' accounts receivable securitization agreement, $60 million available out of $80 million in other uncommitted, short-term bank credit lines and $71 million available out of $87 million in Canadian and European lines of credit. Accordingly, Staples had $708 million of total cash and available funds through credit agreements at August 4, 2001.

    Staples expects to open approximately 60 stores during the second half of 2001. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1.5 million for each new store (excluding the cost of any acquisitions of lease rights). Accordingly, Staples expects to use approximately $90 million for store openings during this period. Staples plans to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store. Staples also has $175 million of variable rate notes, issued on May 24, 2000 (the "Variable Rate Notes"), which come due on November 26, 2001. Staples expects that its cash generated from operations, together with its current cash and funds available under its revolving credit facility, will be sufficient to repay the Variable Rate Notes and fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

Future Operating Results

    This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes",

"anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that it actually will achieve these plans, intentions or expectations disclosed in the forward looking statements made. Staples has included important factors in the cautionary statements below that Staples believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statement contained herein.

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

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase its number of stores. Staples opened 189 stores in the United States, Canada and Europe in fiscal 2000 and has already opened 90 new stores in fiscal 2001. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

    Staples' operating results may be impacted by changes in the economy.  The operating results of Staples are directly impacted by the health of the North American and European economies. The North American and European economies have recently experienced a significant slowdown when compared to the growth rates that had been recently achieved. The current economic slowdown or future declines in the health of these economies may adversely affect Staples' business and its results of operations.

    Staples' stock price may fluctuate based on the expectations of professional security analysts.  The public trading of Staples stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. If the securities analysts that regularly follow Staples stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

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

    Staples' International operations expose Staples to the unique risks inherent in foreign operations.  In addition to its operations in Europe, Staples has a significant presence in Canada through The Business

Depot Ltd. Staples may also seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its US stores, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

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

    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million. The swap agreements are scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Paper Rate plus an average of 69 basis points, approximately 4.35% at August 4, 2001. Staples has designated its $200 million of 7.125% senior notes due August 15, 2007 (the "Senior Notes") and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest rate expense over the life of the agreements.

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

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150 million euro. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 5.65%. Staples has designated its 150 million euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    As discussed in Part II, Item 1 of the Company's Form 10-Q for the first quarter of 2001, beginning on March 23, 2001, 12 lawsuits were filed in Delaware Chancery Court by Staples RD stockholders against Staples and each of its directors. The lawsuits were subsequently consolidated into a purported class action entitled In re Staples, Inc. Shareholders Litigation, Cons. C.A. No. 18784. The plaintiffs opposed Staples' proposal to reclassify the Staples.com and Staples RD series of common stock into a single class of Staples common stock. Plaintiffs alleged that the proposed reclassification violated Delaware General Corporation Law, Staples' contractual obligations, and the fiduciary duties of Staples' directors and moved for a preliminary injunction to prevent a stockholder vote, previously scheduled for June 11, 2001, on the reclassification proposal. After holding a hearing on the motion, the court decided on June 5, 2001, that the vote may proceed after the Company set a new record date for the vote and made additional disclosures regarding the methodology used by the Board and the outside investment bankers retained by the Board in recommending the valuation of the Staples.com Stock for the purposes of the reclassification.

    On June 29, 2001, Staples and the plaintiffs settled the lawsuit. According to the settlement, which was subject to final approval of the Delaware Court of Chancery, Staples agreed to set a new record date, to amend the proxy statement in accordance with the court's opinion, and to pay the fees and expenses for the attorneys representing the stockholder group. After setting a new record date of July 6, 2001 and adding information to the proxy statement related to the value of Staples.com Stock, the Company mailed the proxy statement and called a stockholders meeting for August 27, 2001 to vote on the reclassification.

    On August 16, 2001, the Delaware Court of Chancery ordered final approval of the above described settlement. On August 27, 2001, Staples' stockholders approved the reclassification, which will have no effect on Staples' overall financial position or results of operations.

Items 2, 3, 4, 5 and 6—Not applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: September 17, 2001	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

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
Condensed Consolidating Balance Sheets August 4, 2001 (in thousands)
Condensed Consolidating Balance Sheets February 3, 2001 (in thousands)
Consolidating Statements of Income For the thirteen weeks ended August 4, 2001 (in thousands)
Consolidating Statements of Income For the thirteen weeks ended July 29, 2000 (in thousands)
Consolidating Statements of Income For the twenty-six weeks ended August 4, 2001 (in thousands)
Consolidating Statements of Income For the twenty-six weeks ended July 29, 2000 (in thousands)
Condensed Consolidating Balance Sheet August 4, 2001 (in thousands)
Condensed Consolidating Balance Sheet As of February 3, 2001 (in thousands)
Condensed Consolidated Statement of Income For the thirteen weeks ended August 4, 2001 (in thousands)
Condensed Consolidated Statement of Income For the thirteen weeks ended July 29, 2000 (in thousands)
Condensed Consolidated Statement of Income For the twenty-six weeks ended August 4, 2001 (in thousands)
Condensed Consolidated Statement of Income For the twenty-six weeks ended July 29, 2000 (in thousands)
Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended August 4, 2001 (in thousands)
Condensed Consolidated Statement of Cash Flows For the twenty-six weeks ended July 29, 2000 (in thousands)
Staples RD
Staples.com
STAPLES, INC. AND SUBSIDIARIES Quantitative and Qualitative Disclosures about Market Risks
PART II—OTHER INFORMATION
SIGNATURE