Form 10-Q
period 2001-11-03
STAPLES INC
filed 2001-12-12
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 3, 2001

Commission File Number: 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2896127 (IRS Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA 01702
(Address of principal executive office and zip code)

508-253-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 461,616,311 shares of Staples common stock outstanding as of December 10, 2001.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
NOVEMBER 3, 2001

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Part II—Other Information
Item 1. Legal Proceedings	25
Item 2. Changes in Securities and Use of Proceeds	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Signature	27

PART I—FINANCIAL INFORMATION

ITEM 1.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	November 3, 2001 (Unaudited)	February 3, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$111,315	$263,560
Merchandise inventories	1,580,922	1,639,698
Receivables, net	473,451	297,916
Deferred income taxes	66,242	43,955
Other current assets	120,389	110,982

Total current assets	2,352,319	2,356,111
Property and Equipment:
Land and buildings	425,207	400,971
Leasehold improvements	559,989	519,681
Equipment	788,823	692,783
Furniture and fixtures	393,713	352,712

Total property and equipment	2,167,732	1,966,147
Less accumulated depreciation and amortization	806,275	665,622

Net property and equipment	1,361,457	1,300,525
Other Assets:
Lease acquisition costs, net of amortization	54,295	58,596
Goodwill, net of amortization	233,598	238,536
Other	65,967	30,155

Total other assets	353,860	327,287

	$4,067,636	$3,983,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$956,736	$983,851
Other current liabilities	557,267	542,923
Debt maturing within one year	177,142	184,505

Total current liabilities	1,691,145	1,711,279
Long-Term Debt	372,425	441,257
Deferred Tax Liability	268	8,916
Other Long-Term Obligations	77,198	73,047
Stockholders' Equity:
Preferred stock, $.01 par value 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value 2,100,000,000 shares authorized; issued 488,503,111 shares at November 3, 2001	293	—
Staples RD Stock, $.0006 par value 1,500,000,000 shares authorized; issued 477,111,602 shares at February 3, 2001	—	285
Staples.com Stock, $.0006 par value 600,000,000 shares authorized; issued 14,105,821 shares at February 3, 2001	—	8
Additional paid-in capital	1,326,049	1,285,719
Cumulative foreign currency translation adjustments	(22,609)	(14,353)
Unrealized gain on investments	—	(1)
Retained earnings	1,179,193	1,008,021
Less: Staples, Inc. treasury stock at cost, 27,540,507 shares at November 3, 2001, and 24,743,420 shares at February 3, 2001	(556,326)	(530,255)

Total stockholders' equity	1,926,600	1,749,424

	$4,067,636	$3,983,923

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Sales	$2,833,861	$2,801,769	$7,815,166	$7,558,852
Cost of goods sold and occupancy costs	2,146,724	2,125,486	5,961,692	5,726,258

Gross profit	687,137	676,283	1,853,474	1,832,594
Operating and other expenses:
Operating and selling	431,337	406,655	1,238,888	1,187,808
Pre-opening	3,245	5,064	12,392	19,592
General and administrative	95,997	103,732	295,496	299,433
Amortization of goodwill	1,646	3,621	4,938	10,716
Store closure credit	—	—	—	(7,250)
Interest and other expense, net	6,437	13,718	23,432	31,809

Total operating and other expenses	538,662	532,790	1,575,146	1,542,108

Income before income taxes	148,475	143,493	278,328	290,486
Income tax expense	57,163	58,832	107,156	119,099

Net income	$91,312	$84,661	$171,172	$171,387

Net income/(loss) attributed to:
Staples, Inc. Stock	$91,312	$—	$91,312	$—
Staples RD Stock	—	86,039	79,740	177,619
Staples.com Stock	—	(1,378)	120	(6,232)

	$91,312	$84,661	$171,172	$171,387

Basic earnings/(loss) per common share:
Earnings per common share—Staples, Inc. Stock	$0.20	$—	$0.20	$—

Earnings per common share—Staples RD Stock	$—	$0.19	$0.18	$0.39

Earnings/(loss) per common share—Staples.com Stock	$—	$(0.10)	$0.01	$(0.45)

Diluted earnings/(loss) per common share:
Earnings per common share—Staples, Inc. Stock	$0.20	$—	$0.20	$—

Earnings per common share—Staples RD Stock	$—	$0.19	$0.17	$0.38

Earnings/(loss) per common share—Staples.com Stock	$—	$(0.10)	$0.01	$(0.45)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	(Unaudited) 39 Weeks Ended
	November 3, 2001	October 28, 2000
Operating Activities:
Net income	$171,172	$171,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,450	168,594
Deferred tax (benefit)/expense	(40,864)	7,629
Store closure credit	—	(7,250)
Other non-cash items affecting income	15,193	7,520
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
Decrease/(increase) in merchandise inventories	31,582	(90,972)
Increase in receivables	(131,378)	(171,890)
Increase in retained securitized accounts receivable	(86,109)	—
Increase in other assets	(12,060)	(20,410)
Increase in accounts payable and other current liabilities	53,752	162,440
Increase in other long-term obligations	5,954	9,212

	19,520	64,873

Net cash provided by operating activities	190,692	236,260
Investing Activities:
Acquisition of property and equipment	(258,232)	(327,632)
Proceeds from the sale of short-term investments	8,938	108
Purchase of long-term investments	(250)	(58,947)
Proceeds from the sale and maturity of long-term investments	1,654	1,951
Other	(515)	(2,861)

Net cash used in investing activities	(248,405)	(387,381)
Financing Activities:
Proceeds from sale of capital stock	26,347	37,885
Proceeds from borrowings	597,110	2,819,719
Payments on borrowings	(683,800)	(2,528,069)
Settlement of equity forward purchase agreement	—	(78,684)
Purchase of treasury stock	(26,071)	(97,583)

Net cash (used in)/provided by financing activities	(86,414)	153,268
Effect of exchange rate changes on cash	(8,118)	(7,361)
Net decrease in cash and cash equivalents	(152,245)	(5,214)
Cash and cash equivalents at beginning of period	263,560	110,483

Cash and cash equivalents at end of period	$111,315	$105,269

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Basis of Presentation

    The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" and the "Company"). These financial statements are for the period covering the thirteen and thirty-nine weeks ending November 3, 2001 (also referred to as the "third quarter of 2001" and "year-to-date 2001", respectively), and the period covering the thirteen and thirty-nine weeks ending October 28, 2000 (also referred to as the "third quarter of 2000" and "year-to-date 2000", respectively). All intercompany accounts and transactions are eliminated in consolidation.

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

Note B—Comprehensive Income

    Staples calculates comprehensive income in accordance with SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires Staples to report comprehensive income, which includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity. During the third quarter of 2001 and year-to-date 2001, total comprehensive income amounted to $88 million and $163 million, respectively, compared to approximately $33 million and $151 million for the corresponding periods in 2000. This change in comprehensive income was primarily due to a fluctuation in the unrealized gain/(loss) on investments.

Note C—Acquisitions and Divestitures

    During fiscal years 1998 and 1999, Staples made three acquisitions: Quill Corporation on May 21, 1998; Claricom Holdings, Inc. and certain related entities, referred to as Staples Communications, on February 26, 1999; and the European Office Supply Companies, which includes Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, on October 6, 1999. At the time of each acquisition, the Company recorded a liability for restructuring, merger-related and integration costs. These accruals were fully utilized prior to fiscal year 2001 except for accruals relating to contract and lease terminations. Year-to-date 2001, Staples charged expenses of $151,000 related to the Quill acquisition and $430,000 related to the European Office Supply purchase to these accruals. At November 3, 2001, the remaining accruals were $3.6 million for the Quill acquisition and $6.7 million for the European Office Supply purchase. The Company believes that the remaining accruals, which relate to contract and lease terminations, will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    During the fourth quarter of 2000, Staples recognized impairment losses of $156 million related to the write-down of goodwill and fixed assets of its telecommunications subsidiary, Staples Communications. On April 3, 2001, Staples sold Staples Communications to Platinum Equity L.L.C. The sale of Staples Communications includes the subsidiary's three primary businesses which provide hardware sales and services, long distance services and local network services to small and medium sized business customers.

Note D—Store Closure Charge/Credit

    In the fourth quarter of 1998, Staples committed to a plan to close certain stores which could not be expanded and upgraded to Staples' current store model and reported a pre-tax store closure charge of $49.7 million of which $7.3 million was reversed in the first quarter of 2000. All of the remaining accruals directly relate to long-term lease obligations for the closed stores which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004; however, some payments may be made over the remaining lease terms. The following table is a roll-forward of the store closure accruals for year-to-date 2001 (in thousands):

	Balance at February 3, 2001	Charges utilized	Balance at November 3, 2001
Lease Terminations	$17,054	$(3,532)	$13,522
Legal and Settlement Costs	3,602	(612)	2,990

	$20,656	$(4,144)	$16,512

Note E—Segment Reporting

    Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products, supplies and services directly to businesses; and is comprised of Direct.com (North American catalog and e-commerce operations), Staples Contract and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and supplies directly to businesses throughout the United Kingdom and Germany.

    Staples' North American Retail and North American Delivery segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers is different. The European Operations are considered a separate reportable segment because of the significant difference in the operating environment from the North American operations.

    As a result of the Recapitalization (see Note G), Staples has restated the presentation of its results of operations into the three reportable segments, combining the previously reported Staples.com and Contract and Commercial reportable segments into the North American Delivery reportable segment.

The following is a summary of Sales and Business Unit Income/(Loss) by reportable segment for the third quarter of 2001 and year-to-date 2001 and for the corresponding periods in 2000 (in thousands):

Sales by Segment

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
N. American Retail	$1,851,660	$1,877,586	$4,985,389	$4,935,100
N. American Delivery	777,598	715,072	2,243,955	1,997,643
European Operations	204,603	165,820	560,642	492,721

Total Reportable Segments	$2,833,861	$2,758,478	$7,789,986	$7,425,464
Divested Business(1)	—	43,291	25,180	133,388

Consolidated Staples	$2,833,861	$2,801,769	$7,815,166	$7,558,852

Business Unit Income/(Loss)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
N. American Retail	$100,464	$129,781	$179,318	$289,481
N. American Delivery	54,710	41,860	138,959	74,816
European Operations	(262)	(6,521)	(14,980)	(26,498)

Total Reportable Segments	$154,912	$165,120	$303,297	$337,799
Divested Business(1)	—	(7,909)	(1,537)	(22,754)
Store closure credit	—	—	—	7,250
Interest and other expense, net	(6,437)	(13,718)	(23,432)	(31,809)

Income before income taxes	$148,475	$143,493	$278,328	$290,486

(1)
Represents Staples Communications which was sold on April 3, 2001.

Note F—Guarantor Subsidiaries

    Staples' $200 million of 7.125% senior notes (the "Senior Notes") due August 15, 2007 are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly owned subsidiaries of the Company (the "Guarantor Subsidiaries"). The following condensed consolidating financial data illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of the Company; however, separate complete financial statements of the respective Guarantor Subsidiaries would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

    Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,252	$50,294	$59,769	$—	$111,315
Merchandise inventories	(6,620)	1,220,030	367,512	—	1,580,922
Other current assets and intercompany	273,679	400,832	976,165	(990,594)	660,082

Total current assets	268,311	1,671,156	1,403,446	(990,594)	2,352,319
Net property, equipment and other assets	726,960	1,012,405	576,273	(600,321)	1,715,317

Total assets	$995,271	$2,683,561	$1,979,719	$(1,590,915)	$4,067,636

Total current liabilities	$152,589	$546,220	$661,179	$331,157	$1,691,145
Total long-term liabilities	165,813	267,917	16,161	—	449,891
Total stockholders' equity	676,869	1,869,424	1,302,379	(1,922,072)	1,926,600

Total liabilities and stockholders' equity	$995,271	$2,683,561	$1,979,719	$(1,590,915)	$4,067,636

Condensed Consolidating Balance Sheet
As of February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142,825	$52,055	$68,680	$—	$263,560
Merchandise inventories	1,721	1,255,041	382,936	—	1,639,698
Other current assets and intercompany	399,328	763,320	718,795	(1,428,590)	452,853

Total current assets	543,874	2,070,416	1,170,411	(1,428,590)	2,356,111
Net property, equipment and other assets	593,669	979,477	1,097,649	(1,042,983)	1,627,812

Total assets	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

Total current liabilities	$294,452	$1,043,874	$537,627	$(164,674)	$1,711,279
Total long-term liabilities	251,750	243,314	28,156	—	523,220
Total stockholders' equity	591,341	1,762,705	1,702,277	(2,306,899)	1,749,424

Total liabilities and stockholders' equity	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

Condensed Consolidated Statement of Income
For the thirteen weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,076,840	$757,021	$2,833,861
Cost of goods sold and occupancy costs	167	1,579,278	567,279	2,146,724

Gross profit	(167)	497,562	189,742	687,137
Operating and other expenses	14,212	400,473	123,977	538,662

Income/(loss) before income taxes	(14,379)	97,089	65,765	148,475
Income tax expense	—	35,106	22,057	57,163

Net income/(loss)	$(14,379)	$61,983	$43,708	$91,312

Condensed Consolidated Statement of Income
For the thirteen weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$2,060,925	$740,844	$2,801,769
Cost of goods sold and occupancy costs	153	1,571,379	553,954	2,125,486

Gross profit	(153)	489,546	186,890	676,283
Operating and other expenses	21,624	375,914	135,252	532,790

Income/(loss) before income taxes	(21,777)	113,632	51,638	143,493
Income tax expense/(benefit)	(3,162)	42,380	19,614	58,832

Net income/(loss)	$(18,615)	$71,252	$32,024	$84,661

Condensed Consolidated Statement of Income
For the thirty-nine weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,734,630	$2,080,536	$7,815,166
Cost of goods sold and occupancy costs	537	4,395,571	1,565,584	5,961,692

Gross profit	(537)	1,339,059	514,952	1,853,474
Operating and other expenses	41,185	1,156,624	377,337	1,575,146

Income/(loss) before income taxes	(41,722)	182,435	137,615	278,328
Income tax expense/(benefit)	(498)	65,664	41,990	107,156

Net income/(loss)	$(41,224)	$116,771	$95,625	$171,172

Condensed Consolidated Statement of Income
For the thirty-nine weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$5,536,598	$2,022,254	$7,558,852
Cost of goods sold and occupancy costs	575	4,207,047	1,518,636	5,726,258

Gross profit	(575)	1,329,551	503,618	1,832,594
Operating and other expenses	64,309	1,092,375	385,424	1,542,108

Income/(loss) before income taxes	(64,884)	237,176	118,194	290,486
Income tax expense/(benefit)	(3,162)	81,437	40,824	119,099

Net income/(loss)	$(61,722)	$155,739	$77,370	$171,387

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(54,310)	$166,890	$78,112	$190,692
Investing Activities:
Acquisition of property and equipment	(27,326)	(160,266)	(70,640)	(258,232)
Other	10,342	—	(515)	9,827

Cash used in investing activities	(16,984)	(160,266)	(71,155)	(248,405)
Financing Activities:
Payments on borrowings	(668,077)	—	(15,723)	(683,800)
Other	597,798	(8,372)	7,960	597,386

Cash used in financing activities	(70,279)	(8,372)	(7,763)	(86,414)
Effect of exchange rate changes on cash	—	—	(8,118)	(8,118)

Net decrease in cash	(141,573)	(1,748)	(8,924)	(152,245)
Cash and cash equivalents at beginning of period	142,825	52,042	68,693	263,560

Cash and cash equivalents at end of period	$1,252	$50,294	$59,769	$111,315

Condensed Consolidated Statement of Cash Flows
For the thirty-nine weeks ended October 28, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in)/provided by operating activities	$(154,223)	$280,920	$109,563	$236,260
Investing Activities:
Acquisition of property and equipment	(37,890)	(211,210)	(78,532)	(327,632)
Other	—	(57,041)	(2,708)	(59,749)

Cash used in investing activities	(37,890)	(268,251)	(81,240)	(387,381)
Financing Activities:
Payments on borrowings	(2,518,955)	—	(9,114)	(2,528,069)
Other	2,679,306	2,011	20	2,681,337

Cash provided by/(used) in financing activities	160,351	2,011	(9,094)	153,268
Effect of exchange rate changes on cash	—	—	(7,361)	(7,361)

Net (decrease)/increase in cash	(31,762)	14,680	11,868	(5,214)
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$(8,185)	$39,357	$74,097	$105,269

Note G—Computation of Earnings Per Common Share

    From November 1999 through August 27, 2001, the Company's Certificate of Incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock"), intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock"), intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consisted of all of the Company's non e-commerce businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock (the "Recapitalization").

    Subsequent to the Recapitalization, the Company calculates earnings per share for a single class of stock, Staples common stock ("Staples, Inc. Stock"). Accordingly, earnings per share has been presented for Staples, Inc. Stock for the three months ended November 3, 2001. Prior to the Recapitalization, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples

RD Stock and Staples.com Stock for the six months ended August 4, 2001, and the three months and nine months ended October 28, 2000. (Amounts in thousands, except per share data):

	13 Weeks Ended November 3, 2001	13 Weeks Ended October 28, 2000
	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$91,312	$86,039	$(1,378)
Denominator:
Denominator for basic earnings per common share—weighted-average shares	459,864	453,307	13,893
Effect of dilutive securities:
Incremental and windfall shares	5,644	4,306	—

Denominator for diluted earnings per common share	465,508	457,613	13,893
Basic earnings per common share	$0.20	$0.19	$(0.10)

Diluted earnings per common share	$0.20	$0.19	$(0.10)

	13 Weeks Ended November 3, 2001	26 Weeks Ended August 4, 2001		39 Weeks Ended October 28, 2000
	Staples, Inc.	Staples RD	Staples.com	Staples RD	Staples.com
Numerator:
Net income	$91,312	$79,740	$120	$177,619	$(6,232)
Denominator:
Denominator for basic earnings per common share—weighted-average shares	459,864	455,399	7,980	454,972	13,923
Effect of dilutive securities:
Incremental and windfall shares	5,644	5,980	1,839	6,902	—

Denominator for diluted earnings per common share	465,508	461,379	9,819	461,874	13,923
Basic earnings per common share	$0.20	$0.18	$0.01	$0.39	$(0.45)

Diluted earnings per common share	$0.20	$0.17	$0.01	$0.38	$(0.45)

Note H—New Accounting Pronouncements

    In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statement No. 121. Although this statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

    In July 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and to capitalize the associated asset retirement costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

    Staples will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of February 2, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    Staples has both fair value and net investment hedges. Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and hedging against changes in the fair value of its debt instruments. On October 23, 2001, Staples terminated its $200 million of interest rate swaps that scheduled to terminate on August 15, 2007. Under these swap agreements, Staples was entitled to receive semi-annual interest payments at a fixed rate of 7.125% and was obligated to make semi-annual interest payments at a floating rate based on the 30-day Non-Financial US Commercial Paper Rate plus an average of 69 basis points. Upon termination of the swaps, Staples realized a gain of $18 million, which will be amortized over the remaining term of the original agreement, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the U.S. Dollar LIBOR. These swap agreements are scheduled to terminate on August 15, 2007. At November 3, 2001, Staples had interest rate swap agreements with a fair value asset of $13 million designated as fair value hedges of fixed rate debt obligations.

    Staples uses a currency swap on its $200 million of 7.125% Senior Notes due August 27, 2007 to swap the dollar denominated principal and interest into Canadian dollar denominated obligations at a fixed interest rate. This swap has been designated as a net investment hedge on Staples' Canadian dollar denominated investments in subsidiaries. At November 3, 2001, Staples had recorded a benefit of $13.9 million, net of $8.7 million in taxes, to accumulated other comprehensive income related to this net investment hedge. Staples' fair value and net investment hedges are highly effective, and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness during year-to-date 2001.

Note I—Subsequent Event

    Staples' $175 million of variable rate notes, issued on May 24, 2000 (the "Variable Rate Notes") and outstanding as of November 3, 2001, came due on November 26, 2001. Staples repaid the Variable Rate Notes through a combination of cash on hand and borrowings on existing credit lines.

ITEM 2.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations

    On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock (the "Recapitalization"). The Recapitalization had no effect on Staples' overall financial position or results of operations. As a result of the Recapitalization, Staples has restated the presentation of its results of operations into three reportable segments, combining the previously reported Staples.com and Contract and Commercial reportable segments into one segment, North American Delivery.

Results of Operations

  Sales

(Amounts in thousands)	13 Weeks Ended November 3, 2001	13 Weeks Ended October 28, 2000	Increase/ (Decrease) %
North American Retail	$1,851,660	$1,877,586	(1%)
North American Delivery	777,598	715,072	9%
European Operations	204,603	165,820	23%

Total Reportable Segments	2,833,861	2,758,478	3%
Divested Business	—	43,291	N/A

Consolidated Staples	$2,833,861	$2,801,769	1%

(Amounts in thousands)	39 Weeks Ended November 3, 2001	39 Weeks Ended October 28, 2000	Increase/ (Decrease) %
North American Retail	$4,985,389	$4,935,100	1%
North American Delivery	2,243,955	1,997,643	12%
European Operations	560,642	492,721	14%

Total Reportable Segments	7,789,986	7,425,464	5%
Divested Business	25,180	133,388	(81%)

Consolidated Staples	$7,815,166	$7,558,852	3%

    Worldwide comparable sales decreased 3% for the third quarter of 2001, bringing year-to-date 2001 comparable sales to negative 1%. Comparable sales include stores open for more than one year plus the Direct.com businesses in North America and Europe. Worldwide comparable sales for our retail locations decreased 5% for the third quarter and 4% for year-to-date 2001. Worldwide non-comparable sales represented 192% of the increase in total company sales for the third quarter of 2001 and 111% for year-to-date 2001. Sales were negatively impacted by the weak economy, including sharp declines in spending on computers, as well as the impact of terrorist attacks in the United States on September 11th. The sales impact for the eleven days following the terrorist attacks on September 11th was approximately $50 million. Staples had 1,424 open stores as of November 3, 2001 compared to 1,293 stores as of October 28, 2000 and 1,307 stores as of February 3, 2001. This includes 33 stores opened and one store closed during the third quarter of 2001.

    Sales for North American Retail decreased 1% for the third quarter of 2001 and increased 1% for year-to-date 2001. The year-to-date growth was primarily due to the increase in the North American store base to 1,250 open stores as of November 3, 2001 from 1,138 open stores as of October 28, 2000. This growth was offset by a decrease in sales at existing stores and a decrease in the Canadian exchange rate to the US dollar from the third quarter of 2000 and year-to-date 2000, as well as the impact of the events of September 11th which was approximately $35 million for North American Retail.

    Sales for North American Delivery increased 9% for the third quarter of 2001 and 12% for year-to-date 2001. These increases, achieved despite a weak economy and the events of September 11th, reflect the positive results of Staples' cross-channel marketing between our catalog, web-sites and retail stores and increases in both customer acquisition and customer retention rates in our Contract business. The impact on sales for North American Delivery due to the terrorist attacks on September 11th was approximately $15 million.

    Sales for European Operations increased 23% for the third quarter of 2001 and 14% for year-to-date 2001. This growth was due to the increase in the European store base to 174 open stores as of November 3, 2001 from 155 open stores as of October 28, 2000, an increase in sales at existing stores and an increase in sales in the delivery business. The year-to-date growth was partially offset by a decrease in European exchange rates to the US dollar from year-to-date 2000.

    Sales for the Divested Businesses represent the sales for Staples Communications which was sold on April 3, 2001.

    Gross Profit.  Gross profit as a percentage of sales was 24.2% for the third quarter of 2001 and 23.7% for year-to-date 2001 compared to 24.1% and 24.2% for corresponding periods in 2000. Strong margins from an improved product mix and continued success in controlling shrink costs lead to the improved rate during the third quarter of 2001. These improvements were offset by the de-leveraging of fixed distribution, delivery and rent and occupancy costs. For year-to-date 2001, the decrease in the gross profit rate was due to the de-leveraging of fixed distribution, delivery and rent and occupancy costs, clearance activity related to the elimination of several hundred SKUs during our 300 store re-flow initiative and mark-downs attributed to keeping PC and furniture inventories current.

    Operating and Selling Expenses.  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, as a percentage of sales were 15.2% in the third quarter of 2001 and 15.9% for year-to-date 2001 compared to 14.5% and 15.7% for the corresponding periods in 2000. This performance reflects a shift of marketing and advertising initiatives from the fourth quarter to the third quarter in 2001, as Staples increases its focus on its small business message, as well as the additional labor expense associated with our 300 store re-flow initiative for year-to-date 2001. These increases were partially offset by the benefit of expense leveraging at Staples' e-commerce businesses as well as Staples' ability to effectively manage operating expenses despite softer sales.

    Pre-opening Expenses.  Pre-opening expenses related to new store openings, consisting primarily of salaries, supplies, marketing and occupancy costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $3.2 million in the third quarter of 2001 from $5.1 million in the third quarter of 2000 and to $12.4 million for year-to-date 2001 from $19.6 million for year-to-date 2000. This decrease is due to a decrease in the number of stores opened in 2001. Staples opened 33 new stores in the third quarter of 2001 compared to 41 in the third quarter of 2000 and 122 new stores for year-to-date 2001 compared to 170 for year-to-date 2000.

    General and Administrative Expenses.  General and administrative expenses decreased as a percentage of sales to 3.4% for the third quarter of 2001 and 3.8% for year-to-date 2001 compared to 3.7% and 4.0% for corresponding periods of 2000. This reflects the divestiture of Staples Communications on April 3, 2001 which had high general and administrative expenses as a percent of sales, the benefits of expense leveraging in Staples' e-commerce businesses and the results of cost control initiatives throughout the Company.

    Merger-Related and Integration Costs.  As discussed in Note C to the Financial Statements, for year-to-date 2001, the Company charged expenses of $151,000 related to the Quill merger and $430,000 related to the European Office Supply purchase to accruals established at the time of each acquisition. At November 3, 2001, the remaining accruals were $3.6 million for the Quill merger and $6.7 million for the European Office Supply purchase. The remaining accruals relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, although some payments may be made over the remaining lease terms.

    Amortization of Goodwill.  Amortization of goodwill was $1.6 million for the third quarter of 2001 and $4.9 million for year-to-date 2001 compared to $3.6 million for the third quarter of 2000 and $10.7 million for year-to-date 2000. The decrease in amortization is due to the write-off of Staples Communications goodwill, due to impairment, during the fourth quarter of 2000.

    Interest and Other Expense, Net.  Net interest and other expense was $6.4 million for the third quarter of 2001 and $23.4 million for year-to-date 2001 compared to $13.7 million for the third quarter of 2000 and $31.8 million for year-to-date 2000. The decrease in net interest expense was due to a net decrease in borrowings on lines of credit and lower interest rates.

    Income Taxes.  The provision for income taxes as a percentage of pre-tax income was 38.5% for the third quarter and year-to-date 2001 and 41% for the third quarter and year-to-date 2000. The decrease in Staples' effective tax rate is due primarily to a one-time charge associated with the legal restructuring of European Operations during 2000.

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

    Staples will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of February 2, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Liquidity and Capital Resources

    Staples has traditionally used a combination of cash generated from operations, debt or equity offerings and credit lines to fund its expansion and acquisition activities.

    Cash provided by operations was $191 million for year-to-date 2001, driven primarily by cash earnings (net income plus depreciation/amortization and other non-cash items affecting income) of $329 million, an increase in accounts payable and other current liabilities of $54 million and a decrease in merchandise inventories of $32 million. These increases were partially offset by an increase in accounts receivable of $131 million, reflecting vendor rebate receivables which are generally settled at the end of an annual term, as well as an increase in retained securitized accounts receivable of $86 million.

    Cash used in investing activities of $248 million for year-to-date 2001 consisted primarily of the acquisition of property and equipment of $258 million. The acquisition of property and equipment during this period was related to the opening of 122 new stores, the continued expansion and improvement of our distribution network and investments in information systems.

    Cash used in financing activities of $86 million consisted primarily of net repayments of borrowings of $87 million. Year-to-date 2001, Staples borrowed $20 million on short-term bank credit lines while paying down the $100 million outstanding on its $350 million revolving credit facility and paying down the $9 million outstanding on its European lines of credit. Staples also received $26 million of proceeds from the sale of capital stock, primarily through the exercise of employee stock options, and used $26 million for the purchase of treasury shares.

    At November 3, 2001, Staples had $111 million of cash and cash equivalents, the full $350 million available on its revolving credit facility that is effective through November 2002, the full $200 million available on its 364 day revolving credit facility that was renewed on June 25, 2001, $101 million available under Staples' accounts receivable securitization agreement, the full $80 million available in other uncommitted, short-term bank credit lines and the full $87 million available on its Canadian and European lines of credit. Accordingly, Staples had $929 million of total cash and available funds through credit agreements at November 3, 2001.

    Staples also had $175 million of variable rate notes, issued on May 24, 2000 (the "Variable Rate Notes"), outstanding as of November 3, 2001 which came due on November 26, 2001. Staples repaid the Variable Rate Notes through a combination of cash on hand and available credit lines.

    Staples expects to open less than 20 stores during the fourth quarter of 2001 and less than 120 stores during fiscal year 2002. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1.5 million for each new store (excluding the cost of any acquisitions of lease rights). Staples plans to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service, and may expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store. Staples expects that its cash generated from operations, together with its current cash and funds available under credit agreements will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve to eighteen months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

    Staples may be unable to continue to successfully open new stores.  An important part of Staples' business plan is to aggressively increase its number of stores. Staples opened 189 new stores in the United States, Canada and Europe in fiscal 2000. Despite original plans to open 160 new stores during fiscal 2001, Staples currently expects to have opened fewer than 140 new stores by the end of fiscal 2001 and currently plans to open less than 120 new stores in fiscal 2002. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

    Staples' stock price may fluctuate based on the expectations of professional security analysts.  The public trading of Staples stock is based in large part on professional securities analysts' expectations that its business will continue to grow and that the Company will achieve certain levels of net income. If Staples' financial performance in a particular quarter does not meet the expectations of securities analysts, this may adversely affect the views of those securities analysts concerning the growth potential and future financial performance of Staples. If the securities analysts that regularly follow Staples' stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples' stock is likely to drop significantly. In addition, in those circumstances the decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

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

    On October 23, 2001, Staples terminated its $200 million of interest rate swaps originally scheduled to terminate on August 15, 2007. Under the interest rate swap agreements, Staples was entitled to receive semi-annual interest payments at a fixed rate of 7.125% and was obligated to make semi-annual interest payments at a floating rate based on the 30-day Non-Financial U.S. Commercial Paper Rate plus an average of 69 basis points. Upon termination, Staples realized a gain of $18 million, which will be amortized over the remaining term of the original agreement, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the U.S. Dollar LIBOR plus an average of 2.04%, currently approximately 4.31%. The new swap agreements are scheduled to terminate on August 15, 2007. Staples has designated its $200 million of 7.125% senior notes due August 15, 2007 (the "Senior Notes") and its interest rate swap agreements to be an integrated transaction. Accordingly, the interest rate swaps are being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.

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

    On November 15, 1999, Staples entered into an interest rate swap for an aggregate notional amount of 150 million euro. The swap agreement is scheduled to terminate on November 15, 2004. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%, currently approximately 4.86%. Staples has designated its 150 million euro notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement.

    This risk management discussion and discussion of the effects of changes in interest rates and foreign exchange rates contains forward-looking statements. Actual future results may differ materially from these projected results due to developments in the global financial markets. The analytical methods used by Staples to assess and mitigate risk discussed above should not be considered projections of future events or losses.

STAPLES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1--Legal Proceedings

    As discussed in Part II, Item 1 of the Company's Form 10-Q for the first quarter and second quarter of 2001, beginning on March 23, 2001, 12 lawsuits were filed in Delaware Chancery Court by Staples RD stockholders against Staples and each of its directors. The lawsuits were subsequently consolidated into a purported class action entitled In re Staples, Inc. Shareholders Litigation, Cons. C.A. No. 18784. The plaintiffs opposed Staples' proposal to reclassify the Staples.com and Staples RD series of common stock into a single class of Staples common stock. Plaintiffs alleged that the proposed reclassification violated Delaware General Corporation Law, Staples' contractual obligations, and the fiduciary duties of Staples' directors and moved for a preliminary injunction to prevent a stockholder vote, previously scheduled for June 11, 2001, on the reclassification proposal. After holding a hearing on the motion, the court decided on June 5, 2001, that the vote may proceed after the Company set a new record date for the vote and made additional disclosures regarding the methodology used by the Board and the outside investment bankers retained by the Board in recommending the valuation of the Staples.com Stock for the purposes of the reclassification.

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

Item 2--Changes in Securities and Use of Proceeds

    On August 27, 2001, the Company's stockholders approved an amendment (the "Amendment") to the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock (collective, with Staples.com Stock, "Common Stock") into one share of Staples common stock. The Amendment eliminated the existing two separate series of the class of Staples common stock and reclassified the two series into Staples common stock. The Amendment also provided that Staples could no longer issue common stock in series.

    A detailed comparison of the rights, powers, characteristics and limitations of Staples' common stock before and after the Amendment can be found on pages 24 through 27 of the Company's Proxy Statement for the Company's August 27, 2001 Annual Meeting of Stockholders that was filed by the Company on July 23, 2001 with the Securities and Exchange Commission.

Item 3--Not Applicable

Item 4--Submission of Matters to a Vote of Security Holders

    The Company held the 2001 Annual Meeting of Stockholders (the "Annual Meeting") on August 27, 2001. At the Annual Meeting, the following actions were taken:

    1.  The stockholders elected Arthur M. Blank, James L. Moody, Jr., Martin Trust, and Paul F. Walsh as Class 1 Directors, to serve for a three-year term expiring at the 2004 Annual Meeting. Holders of 399,234,579 shares of Common Stock voted for Mr. Blank, and holders of 7,874,903 shares of Common Stock withheld their votes for Mr. Blank. Holders of 400,704,082 shares of Common Stock voted for Mr. Moody, and holders of 6,405,400 shares of Common stock withheld their votes for Mr. Moody. Holders of 400,701,180 shares of Common Stock voted for Mr. Trust, and holders of 6,408,302 shares of Common Stock withheld their votes for Mr. Trust. Holders of 400,742,704 shares of Common Stock voted for Mr. Walsh, and holders of 6,366,778 shares of Common Stock withheld their votes for Mr. Walsh.

    2.  The stockholders approved an amendment to the Company's Certificate of Incorporation by a vote of 6,273,340 shares of Staples.com for, 1,353 shares of Staples.com against, and 0 shares of Staples.com abstaining; 282,751,550 shares of Staples RD for, 51,329,119 shares of Staples RD against, 3,589,353 shares of Staples RD abstaining and 63,164,767 shares of Staples RD not voting; and 289,024,890 shares of Common Stock for, 51,330,472 shares of Common Stock against, 3,589,353 shares of Common Stock abstaining and 63,164,767 shares of Common Stock not voting.

    3.  The stockholders approved an amendment to the Company's Amended and Restated 1992 Equity Incentive Plan by a vote of 305,361,075 shares of Common Stock for, 98,783,614 shares of Common Stock against, and 2,964,793 shares of Common Stock abstaining.

    4.  The stockholders ratified the selection of Ernst & Young as the Company's independent auditors for the current fiscal year by a vote of 393,585,085 shares of Common Stock for, 11,401,338 shares of Common Stock against, and 2,113,059 shares of Common Stock abstaining.

Items 5 and 6--Not Applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: December 11, 2001	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
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