Form 10-K
period 2002-02-02
STAPLES INC
filed 2002-04-04
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2002		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)
Five Hundred Staples Drive, Framingham, Massachusetts 01702 (Address of principal executive offices and zip code)
508-253-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Staples Common Stock, par value $0.0006 per share (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on March 7, 2002, as reported by Nasdaq, was approximately $9.2 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 465,854,615 shares of Staples' common stock, par value $.0006, outstanding as of April 1, 2002.

Documents Incorporated By Reference

        Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders	Part III

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

PART I

Item 1. Business

Staples

        Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor. Staples was organized in November 1985 and is incorporated in the State of Delaware. Staples' executive offices are located at 500 Staples Drive, Framingham, Massachusetts 01702 (telephone: (508) 253-5000).

        Staples opened the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. The office products industry has experienced significant growth since 1986 as the industry has expanded to include a variety of retailers, dealers and distributors, including other high-volume office supply chains which have adopted similar store formats, pricing strategies and product selections. While large business customers are generally served by contract stationers, which sell and deliver to these customers at contracted prices, smaller businesses are generally served by a combination of three distribution channels: retail stores, catalog and internet.

        Staples operates three business segments: North American Retail, North American Delivery and European Operations. Staples North American Retail segment consists of our U.S. and Canadian business units that sell office products, supplies and services through 1,261 retail stores as of February 2, 2002. Staples' North American Delivery segment consists of our U.S. and Canadian contract, catalog and internet business units that sell and deliver office products, supplies and services directly to customers. Staples' European Operations segment consists of our business units that operate 175 retail stores as of February 2, 2002 in the United Kingdom, Germany, the Netherlands and Portugal and sell and deliver office products and supplies directly to businesses throughout the United Kingdom and Germany. Financial information about our three segments is provided in Note M in the Notes to Consolidated Financial Statements.

Business Strategy

        We view the office products market as a large, diversified market for office products, supplies and services, business machines, computers and related products, and office furniture. Although there are no clear demarcations among segments, we target four principal end-user groups:

  •
  power users (customers spending over $500 per year in office products excluding computers and furniture; primarily home-based businesses, home offices and teachers);

  •
  small businesses and organizations with 1-50 office workers;

  •
  medium-size businesses and organizations, which have between 50 and 500 office workers; and

  •
  large businesses with more than 500 office workers.

        Our ability to address all four major end-user groups increases and diversifies our available market opportunities, increases awareness of the Staples name among customers in all four end-user groups, who often shop across multiple sales channels, and allows us to enjoy a number of important economies of scale such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        We effectively reach each sector of the office products market through different channels of distribution designed to be convenient to the needs of our customers. Our in-store operations seek to address the retail needs of customers, while our catalog and internet operations focus on customers who desire delivery of their office products and other specialized services. Our contract businesses are specifically organized to best service the needs of medium and large businesses.

        In 2001, we announced our Back to Brighton strategy. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton brings a renewed focus to the business customer through changes in marketing, merchandise mix and customer service. Our management team plans to invest substantial time and effort in implementing Back to Brighton.

        We believe that as customer service improves, our operating results improve. Accordingly, we continue to invest in training our store associates in customer service and selling. In addition, we continue to drive a corporate-wide C.A.R.E. (Customers, Associates, Real Communications and Execution) program designed to empower associates to exceed customer expectations for service by providing "great service, every day, every way" and have implemented programs that tie a portion of incentive compensation to achievement of customer satisfaction goals. All of the customer satisfaction initiatives we have undertaken are focused on driving profitable sales growth.

  North American Retail

        Our North American Retail segment, consisting of 1,261 stores throughout the United States and Canada as of February 2, 2002, generates a majority of our sales and profits. Our North American retail stores are located in 46 states, the District of Columbia and 10 Canadian provinces in both major metropolitan markets and smaller outlying markets. Our retail operations focus on serving the needs of power users and small businesses. Our strategy for our North American superstores focuses on four key objectives:

  •
  provide superior customer value through a combination of broad product selection, everyday low prices, outstanding customer service and convenient locations;

  •
  increase our presence in existing markets by adding new superstores and achieving economies of scale in most of the major markets where we compete;

  •
  reduce operating costs to the lowest level consistent with providing quality merchandise and service; and

  •
  offer a comfortable, easy to shop store environment with skilled sales associates available to assist the customer.

        Our retail stores display inventory according to a plan-o-gram that graphically designates the place each item in each section of the store is displayed and specifies the quantity to be stocked. Related items are typically grouped together for customer convenience. In our stores, employees are available to consult on purchases, particularly in our furniture, business machines and computer sections, where customers often need assistance in decision-making. This positions us to offer our customers more technology solutions such as build-to-order computers.

        Beginning in fiscal year 2000, Staples began offering customers the ability to purchase products on-line that were not available in our store through internet access points, which are now available in all of our U.S. stores. Our customer can pay for these purchases at the register or through Staples.com and have the product delivered to their home or business. Staples has applied for a patent on this method of business.

        During 2001, we introduced a redesigned layout of our stores called the "Dover" format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of the vast array of products we offer. In addition, in fiscal 2002, we will reduce the size of our stores to 20,000 square feet from our previous 24,000 square foot store format. During 2001, we remodeled five stores and opened 76 new stores using the Dover format. At February 2, 2002, we had 81 Dover stores, and we plan to open nearly all of the 95 new stores planned for North America in 2002 using the Dover format. We also plan to remodel 125 existing stores into the Dover format during 2002.

        We have also begun to follow a more conservative store growth strategy. We will open fewer stores in fiscal year 2002, with current plans to open 95 new stores in North America versus 117 new stores in 2001 and 166 new stores in 2000. The growth program for fiscal year 2002 will focus primarily on existing markets with fewer new market entries as we build on our aggressive expansion program into new markets during the last two years.

        In select urban markets, we operate a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores give us the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment. Staples Express stores range from approximately 6,000 to 10,000 square feet.

  North American Delivery

        Our North American Delivery segment is comprised of two principal operations:

  •
  Our catalog and internet businesses, operating under the names "Staples Business Delivery" and "Quill Corporation;" and

  •
  Our contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage."

        We are implementing a number of strategies to grow our delivery business and increase its profitability. These strategies include: reducing the number of small orders; broadening product offerings; offering specialized, more focused marketing initiatives; expanding distribution capacity; expanding the size of our salesforce and consolidating and optimizing call center locations. These strategies are enabling us to increase our customer acquisition and customer retention rates and add to our profitability in this business.

        Staples Business Delivery.    Our Staples Business Delivery operations combine the efforts of our direct mail catalog business, operating since 1990, and our Staples.com and Canadian e-commerce sites. Our direct mail catalog business reaches all targeted segments of the office products market seeking the convenience of telephone ordering and free next business day delivery for orders over $50. Staples.com is our core electronic marketplace for small businesses, home offices and power users. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. The site is available in all of our U.S. retail stores through internet access points. Delivery orders are shipped from our delivery fulfillment centers and are distributed through dedicated delivery hubs. In some markets, we also deliver products directly from our retail stores. We market Staples Business Delivery through direct mail catalogs, a sales force primarily focused on generating new accounts and internet and other broad-based media advertising.

        Quill Corporation.    Acquired in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than one million medium sized businesses in the United States. Quill markets primarily through the distribution of catalogs that offer products designed to meet the needs of specific customer segments as well as through Quill.com. Quill offers outstanding customer service, a superior private label product, and special services to attract and retain its customers.

        Staples National Advantage and Staples Business Advantage.    Our contract stationer operations focus primarily on serving the needs of medium- to large-sized businesses that sometimes seek more services than are provided by a traditional retail or mail order business. We offer customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Our contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business focused on selling to large multi-regional businesses. Staples Business Advantage focuses on selling to medium- and large-sized regional companies and has the flexibility to handle smaller accounts. We initially established this business through acquisitions of regional contract stationers, and more recently have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com leverages the strength of the Staples brand name in the contract stationer market to provide online procurement of office products for medium to large businesses. To appeal to businesses which require high levels of procurement control, StaplesLink.com offers the highest level of procurement functionality of our web sites, including customized pricing, payment terms, usage reporting and full service account management.

  European Operations

        We started doing business in Europe in 1992. As of February 2, 2002, Staples, through its wholly owned subsidiaries, operates 175 office supply stores in Europe. This includes 77 Staples retail stores in the United Kingdom, 55 Staples retail stores in Germany, 33 Office Centre retail stores in the Netherlands and 10 Office Centre retail stores in Portugal. The Office Centre retail stores in the Netherlands are different from a typical Staples store in that they generally have a business-oriented membership format similar in concept to many U.S. warehouse clubs. Our European Operations segment also includes delivery operations in the United Kingdom and Germany. In fiscal year 2001, we opened 19 stores in Europe, and we plan to open approximately 20 stores in fiscal year 2002.

        We believe that Europe represents a great opportunity for Staples. While our near term focus is to drive profitability in our existing businesses, there is room for growth in both existing and other European markets. We plan to launch an internet site in Germany and to extend our Office Centre Netherlands model into Belgium during 2002.

Merchandising

  Products and Services

        We sell a wide variety of office supplies and services, business machines, computers and related products and office furniture. We have approximately 8,500 stock keeping units ("SKUs") stocked in each of our typical retail stores and approximately 15,000 SKUs stocked in our delivery business. We also offer over 100,000 additional SKUs to our customers through the internet, including internet access points in our U.S. retail stores. This includes several hundred private label items, including copy paper, staplers, envelopes, mailing and shipping supplies, a variety of fastening supplies, chairs, computer accessories, calculators and diskettes. In order to minimize unit costs and selling prices, we sell most products in multi-unit packages. The pack sizes are designed to be large enough to be cost effective without being burdensome to our small business customers. We also offer an array of services including high-speed color and self-service copying, overnight mailing, faxing, other print services and build-to-order computers. Additionally, we have partnered with best of class service providers to offer our customers more complex services, including payroll services, financial services and service warranty contracts.

        Our strategy is to tailor our product mix to meet the needs of customers by regularly evaluating sales and profit performance for each of our SKUs. During 2001, we reevaluated our retail product assortment as it relates to our overall strategy of refocusing our business around the more profitable small business customers and power users. This began with a SKU rationalization process aimed at maximizing our assortment value and eliminating many of our low margin and slow moving SKUs. We added SKUs aimed at meeting the needs of our small business and power user customers while eliminating many strictly consumer oriented SKUs. This process includes eliminating some of the entry-level, low-end business machines in favor of adding more heavy duty, higher-end products with business features and functions that better fit our core customers' needs. We have also reevaluated our computer selection and eliminated stocked PCs from many of our retail stores while increasing our focus on build-to-order computers in all of our retail stores.

        The following table shows sales by each major product line for Staples as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Office supplies and services	40.8%	39.6%	43.0%
Business machines	29.8	28.7	26.0
Computers and related products	22.3	23.9	23.1
Office furniture	7.1	7.8	7.9

  Purchasing and Vendor Selection

        We select our vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition for all Staples sales channels. We believe we are able to purchase merchandise at attractive costs in large part because of our centralized distribution facilities. We can purchase truckload quantities of attractively priced, high-quality products from multiple vendors and thereby achieve substantial cost savings in each product category. We are also able to obtain favorable pricing due to the volumes in which we purchase our products. In addition, through our global product sourcing program, we are able to procure private label products at a lower cost than brand name products.

        Currently, we purchase products from several hundred active vendors worldwide. We believe that competitive sources of supply are available for substantially all products we carry. Our buying and merchandising staff centrally perform all product purchasing and merchandise planning for all customer channels with the assistance of integrated computer systems.

Supply Chain Initiatives

        We operate centrally located distribution centers across the United States to service the majority of our replenishment and delivery requirements for our U.S. retail, contract, catalog and electronic commerce operations. Most products are shipped from our suppliers to the distribution centers for reshipment to our stores and delivery to our customers through our delivery hubs.

        We believe our distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads from suppliers. We also believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit store employees to spend more time on customer service and store presentation.

        Since the distribution centers maintain backup inventory, in-store inventory requirements are reduced, and we operate smaller gross square footage stores than would otherwise be required. A smaller store size reduces our rental costs and provides us with greater opportunity to locate stores more closely to our target customers.

        We have four distribution centers that support our U.S. retail operations. We opened distribution centers in Terre Haute, Indiana in January 2000; Rialto, California in January 1999; Killingly, Connecticut in January 1998; and Hagerstown, Maryland in March 1997.

        To support our North American Delivery operations, Staples opened fulfillment centers in Montgomery, New York in 2001; London, Ohio and Ontario, California in 2000; and Stockton, California, Charlotte, North Carolina, and Vancouver, Canada in 1999. Our new warehouse management system will enable us to establish facilities that support all of our delivery businesses, including Quill. We plan to begin conversion to these tri-channel fulfillment centers during 2002, starting with our London, Ohio facility in the first quarter of 2002.

        We continually work with our vendors to improve our business relationships. StaplesPartners.com allows suppliers access to important supplier information, including supplier metrics, purchase order data, sales and inventory data, EDI information and transportation routing information. This site has improved the speed and accuracy of information, reduced our communication costs and improved our suppliers' understanding of doing business with us.

Marketing Strategy

        We pursue a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print and internet advertising as well as catalogs, e-mail marketing, a loyalty program and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spending as well as the mix of media employed depending upon market, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        In 2001, we realigned our marketing efforts to focus on our core customers; small businesses and power users. The marketing strategies emphasize our strong brand in our messaging as well as leverage all of our delivery and retail vehicles to send a consistent message to our core customers. These strategies include expanding the size of our sales force and expanding their message to emphasize both delivery and retail. We will continue our print advertising program but at a reduced and more targeted level as we shift our marketing expenditures from mass media to more targeted direct marketing and to our loyalty program.

        We also have a naming rights agreement with L.A. Arena Company, LLC, which owns the Staples Center, a state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years.

Associates and Training

        Staples places great importance on recruiting, training and providing the proper incentives for quality store level personnel. Staples recruits actively on college campuses and also hires talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates.

        Staples considers customer relations and its associates' knowledge of office products and office-related capital goods to be significant to its marketing approach and its ability to maintain customer satisfaction. New management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center employees prepare for new assignments by studying training modules, including written manuals, video instruction and self-testing, that are prepared by Staples and others. These associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge.

        We have continued to make an investment in computer-based, multi-media training programs to upgrade staff selling skills and improve customer service at our retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers.

        Staples offers eligible associates the opportunity to acquire equity in the Company by purchasing the Company's stock through an employee stock purchase plan. In addition, Staples grants stock options and restricted stock to certain of its associates as an incentive to attract and retain such associates.

        As of February 2, 2002, Staples employed 27,909 full-time and 26,009 part-time associates.

Expansion Strategy

        Our goal is to expand our store base in a prudent fashion to produce strong sales and yield high returns on our investments. Our expansion strategy involves strengthening our market position by increasing our presence in existing markets and entering a limited number of new markets. We believe that the network of stores, catalog and internet businesses in a metropolitan market enhances profitability by leveraging marketing costs, distribution expense and supervision costs. We currently plan to open approximately 95 new retail stores in North America and approximately 20 new retail stores in Europe in fiscal 2002.

        In determining where to open new retail stores and actively market our catalog, we evaluate the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competition and other factors. While most of our retail stores have been located in conventional strip shopping centers, we have also successfully converted non-retail properties to Staples stores. Although we often lease second-use properties, we have also entered into ground leases where we plan to build a store or arrange to have landlords construct free-standing buildings to our specifications. In addition, we have on numerous occasions acquired lease rights from prior tenants. We believe that this flexibility in selecting sites will prove helpful as we seek to locate additional stores in the challenging real estate markets in which we operate.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. Primary competitive factors in our markets include brand recognition, selection, convenience, price, accessibility, depth, breadth and presentation of site content, customer service, and reliability and speed of order shipment.

        Our target customers have historically been serviced by traditional office products dealers. We believe we have competed favorably against these dealers in the past because we generally offer lower prices. In addition, with respect to our retail and delivery businesses, we believe that our broad product line, depth of in-stock inventory, extended store hours, customer service and shopping environment offer us competitive advantages. We also compete in most of our geographic markets with other high-volume office supply chains that are similar in concept to Staples in terms of store format, pricing strategy, and product selection, including Office Depot, OfficeMax, and Office World as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronics superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors in the office products industry are larger than Staples and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Trademarks

        We have registered the marks "Staples", "Staples The Office Superstore", "Staples.com", "Staples National Advantage", "Staples Business Advantage", "Staples Express" and "Quill" on the Principal Register of the United States Patent and Trademark Office. In addition, we have registered the mark "Staples the Office Superstore" in Canada; the mark "Staples" in many foreign jurisdictions, including, but not limited to, Canada, the United Kingdom, Germany, the Netherlands, Portugal and Belgium; and the mark "Office Centre" in many foreign jurisdictions, including, but not limited to, the Netherlands, Portugal and Belgium.

Executive Officers

Basil L. Anderson, age 57

  Mr. Anderson has served as a Vice Chairman of Staples since September 2001. Prior to joining Staples, Mr. Anderson served as Executive Vice President—Finance and Chief Financial Officer of Campbell Soup Company from April 1996 to April 2000. Prior to joining Campbell Soup, Mr. Anderson was with Scott Paper Company where he served in a variety of capacities beginning in 1975, including Vice President and Chief Financial Officer from February 1993 to December 1995. Mr. Anderson has served as a director of Staples since 1997.

John K. Barton, age 45

  Mr. Barton has served as Executive Vice President, Real Estate since February 2000. Prior to that he served in various capacities since joining Staples in 1990, including Senior Vice President, Real Estate from April 1998 to February 2000 and Senior Vice President, Engineering, Construction and Support Services from April 1996 to April 1998.

Joseph G. Doody, age 49

  Mr. Doody has served as President—Staples North American Delivery since March 2002. Prior to that he served as President—Staples Contract & Commercial from November 1998 to March 2002. Prior to joining Staples, Mr. Doody was Vice President of Sutherland Group, a call center outsourcing company, from January 1998 to November 1998. From January 1997 to September 1997, Mr. Doody served as President, North American Office Imaging of Danka, P.L.C. From December 1992 to December 1996, Mr. Doody was with Eastman Kodak Company where he served as General Manager and Vice President Office Imaging.

Jevin S. Eagle, age 35

  Mr. Eagle has served as Senior Vice President—Strategy since January 2002. Prior to joining Staples, Mr. Eagle was a partner at McKinsey & Co., where he worked from July 1994 to December 2001 and was one of the leaders of McKinsey's Retail practice.

Paul J. Gaffney, age 35

  Mr. Gaffney has served as Executive Vice President—Chief Information Officer since January 2002. Prior to joining Staples, Mr. Gaffney was Senior Vice President—Technology of Charles Schwab & Co. Financial Services from September 2000 to December 2001. From September 1999 to September 2000, Mr. Gaffney was President and CEO of Website Pros, Inc. From September 1995 to September 1999, Mr. Gaffney held various executive positions at Office Depot, Inc., including Vice President and Senior Vice President of Corporate Systems and, most recently, Executive Vice President of the Commercial Sales Division.

Richard R. Gentry, age 52

  Mr. Gentry has served as Executive Vice President—Merchandising & Supply Chain Management since January 2001. Prior to that he served as Executive Vice President—Merchandising from February 1996 to December 2000. Prior to joining Staples, Mr. Gentry was with Lechmere, Inc. from

  1987 to January 1996 where he served as Executive Vice President Merchandising from 1993 to January 1996.

Shira Goodman, age 41

  Ms. Goodman has served as Executive Vice President, Marketing since June 2001. Prior to that she served in various capacities since joining Staples in September 1992, including Senior Vice President, Direct from October 1997 to June 2001 and Vice President, Integration from September 1996 to October 1997.

Edward C. Harsant, age 57

  Mr. Harsant has served as President—North American Stores since August 2000. Prior to that he served as President—The Business Depot, Ltd. from January 1995 to August 2000. Prior to joining Staples, Mr. Harsant was with K-Mart Corp. where he served as Vice President Merchandise from October 1991 to December 1994.

Patrick Hickey, age 44

  Mr. Hickey has served as Senior Vice President—Corporate Controller since November 1999. Prior to that he served in various capacities since joining Staples in June 1993, including Vice President and Treasurer from September 1997 to November 1999, Vice President—Financial Planning, Analysis & Reporting from January 1996 to September 1997 and Director of Financial Planning from October 1994 to January 1996.

Susan S. Hoyt, age 58

  Ms. Hoyt has served as Executive Vice President—Human Resources since July 1996. Prior to joining Staples, Ms. Hoyt was with Dayton Hudson Department Stores, a clothing retailer in Minneapolis, Minnesota, where she served as Executive Vice President of Store Operations from 1993 to 1996.

Jacques Levy, age 52

  Mr. Levy has served as President—Staples International since April 2000. Prior to joining Staples, Mr. Levy was with The Walt Disney Company where he served in a variety of capacities beginning in 1995, including Vice President of Stores, The Disney Store Europe from March 1995 to March 1997, Vice President and General Manager, Global Franchise The Disney Store, Inc. from March 1997 to September 1998 and Vice President Retail Business Development, Disney Consumer Products from October 1998 to February 2000.

Brian T. Light, age 38

  Mr. Light has served as Executive Vice President, Staples Business Delivery since January 2002. Prior to that he was Executive Vice President and Chief Information Officer from February 2000 to January 2002 and Senior Vice President and Chief Information Officer from February 1998 to February 2000. From 1986 to January 1998, he served as a business and technology consultant for Andersen Consulting (Accenture), where he was an associate partner.

John J. Mahoney, age 51

  Mr. Mahoney has served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997. Prior to that he was Executive Vice President and Chief Financial Officer from September 1996 to October 1997. From June 1996 to August 1996, Mr. Mahoney was Executive Vice President and Chief Financial Officer at Hill, Holliday, Connors, Cosmopulos, an advertising agency. Prior to joining Hill, Holliday, Mr. Mahoney was a partner with Ernst & Young LLP, where he served in various capacities in its accounting and auditing groups from 1975 to June 1996.

Lawrence J. Morse, age 53

  Mr. Morse has served as President—Quill Corporation since February 2000. Previously he served as Senior Vice President of Operations—Quill Corporation from November 1998 to January 2000 and Vice President of Operations—Quill Corporation from June 1989 to November 1998.

Ronald L. Sargent, age 46

  Mr. Sargent has served as President and Chief Executive Officer since February 2002. Prior to that he served in various capacities since joining Staples in March 1989, including President and Chief Operating Officer of Staples from November 1998 to February 2002, President—North American Operations from October 1997 to November 1998, President—Staples Contract & Commercial from

  June 1994 to October 1997, and Executive Vice President—Contract & Commercial and Vice President—Staples Direct from September 1991 until June 1994. Mr. Sargent has served as a director of Staples since 1999. Mr. Sargent is also a Director of Yankee Candle Corporation.

Thomas G. Stemberg, age 53

  Mr. Stemberg has served as an executive officer of Staples with the title of Chairman since February 2002. Prior to that he served as Chief Executive Officer from January 1986 to February 2002. Mr. Stemberg has been Chairman of the Board of Directors since February 1988. Mr. Stemberg is also a Director of PETsMART, Inc.

Jack A. VanWoerkom, age 47

  Mr. VanWoerkom has served as Senior Vice President, General Counsel and Secretary since March 1999. Prior to that he served as General Counsel of Teradyne, Inc. from January 1998 to March 1999. From January 1994 to June 1997, Mr. VanWoerkom was Chief Legal Counsel, Vice President of Development and Managing Director of Europe for A.W. Chesterton.

Joseph S. Vassalluzzo, age 54

  Mr. Vassalluzzo has served as a Vice Chairman since December 1999. Prior to that he served in various capacities since joining Staples in September 1989, including President, Realty and Development from October 1997 to December 1999, President—Staples Realty from September 1996 to October 1997, Executive Vice President—Growth and Development from November 1993 to September 1996, and Executive Vice President—Growth and Support Services from April 1993 to November 1993.

Item 2. Properties

        As of February 2, 2002, Staples operated 1,436 superstores in 46 states, the District of Columbia, 10 provinces in Canada, 10 regions in the United Kingdom, 9 regions in Germany, the Netherlands and in Portugal. Staples also operates 35 distribution centers. The following table sets forth the locations of Staples' facilities as of February 2, 2002.

RETAIL STORES

United States
Alabama	11
Arizona	26
Arkansas	4
California	155
Colorado	1
Connecticut	30
Delaware	5
Florida	49
Georgia	28
Idaho	8
Iowa	13
Illinois	15
Indiana	30
Kansas	5
Kentucky	8
Maine	9
Maryland	31
Massachusetts	43
Michigan	31
Minnesota	2
Mississippi	2
Missouri	10
Montana	6
Nebraska	4
Nevada	1
New Hampshire	19
New Jersey	61
New Mexico	6
New York	102
North Carolina	30
United States (cont.)
North Dakota	2
Ohio	52
Oklahoma	16
Oregon	19
Pennsylvania	74
Rhode Island	7
South Carolina	17
South Dakota	1
Tennessee	17
Texas	30
Utah	11
Vermont	6
Virginia	28
Washington	22
Washington DC	2
West Virginia	5
Wisconsin	12

1,066
Canada
Alberta	22
British Columbia	26
Manitoba	4
New Brunswick	5
Newfoundland	3
Nova Scotia	9
Ontario	74
Quebec	45
Saskatchewan	5
Prince Edward Island	2

195
United Kingdom
Anglia	4
Borders	1
Central	19
Granada	7
HTV	7
London	10
Meridien	11
Tyne-Trees	3
West Country	4
Yorkshire	11

77
Germany
Baden-Wurttemberg	3
Bayern	4
Bremen	2
Hamburg	9
Hessen	6
Niedersachsen	8
Nordrhein-Westpfalen	18
Sachsen	1
Schleswig-Holstein	4

55
Netherlands	33
Portugal	10

DISTRIBUTION CENTERS

United States
California	4
Colorado	1
Connecticut	2
Florida	3
Georgia	2
Illinois	2
Indiana	1
Maryland	1
Massachusetts	1
United States (cont.)
New Jersey	1
New York	2
North Carolina	1
Ohio	2
Oregon	1
Pennsylvania	3
Texas	2
Washington	1

30
Canada
Alberta	1
British Columbia	1
Ontario	1

3
United Kingdom—Pensnett	1
Belgium—Tongeren	1

        Most of the existing stores are leased by Staples with initial lease terms expiring between 2002 and 2023. In most instances, the Company has renewal options at increased rents. Leases for 171 of the existing stores provide for contingent rent based upon sales.

Item 3. Legal Proceedings

        Staples is not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Staples' common stock is traded on the Nasdaq National Market under the symbol "SPLS".

        At April 1, 2002, the number of holders of record of Staples' common stock was 8,831.

        The following table sets forth for the periods indicated the high and low sale prices per share of Staples' common stock on the Nasdaq National Market, as reported by Nasdaq.

	High	Low
Fiscal Year Ended February 3, 2001
First Quarter	$28.06	$18.06
Second Quarter	19.81	14.00
Third Quarter	18.13	11.00
Fourth Quarter	18.06	10.60
	High	Low
Fiscal Year Ended February 2, 2002
First Quarter	$18.06	$14.25
Second Quarter	16.84	13.80
Third Quarter	16.22	11.56
Fourth Quarter	19.20	15.25

        Staples has never paid a cash dividend on its common stock. Staples presently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Staples' revolving credit agreement, under certain circumstances, restricts the payment of dividends.

        On September 24, 2001, pursuant to a consulting agreement with Senator George Mitchell, a director of the Company, under which Senator Mitchell provides consulting services to the Company in return for an annual fee of $75,000, the Company sold Senator Mitchell $75,000 of Staples Common Stock (4,984 shares) in lieu of the $75,000 cash payment, in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

        The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement with respect to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") which Staples will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors and Executive Officers of the Registrant

        With the exception of the information provided in Item 1 of Part I, the Information required by this Item will appear under the headings "Election of Directors" and "Directors and Executive Officers of Staples" in the Company's Proxy Statement, which sections are incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will appear under the heading "Director and Executive Officers of Staples—Executive Compensation" in the Company's Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

      Consolidated Balance Sheets—February 2, 2002 and February 3, 2001.

      Consolidated Statements of Income—Fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000.

      Consolidated Statements of Stockholders' Equity—Fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000.

      Consolidated Statements of Cash Flows—Fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000.

      Notes to Consolidated Financial Statements.

  2.
  Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

  3.
  Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1.

(b)
Reports on Form 8-K.

        Not applicable.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Capacity

/s/ RONALD L. SARGENT Ronald L. Sargent	Director and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chairman
/s/ BASIL L. ANDERSON Basil L. Anderson	Director and Vice Chairman
/s/ ARTHUR M. BLANK Arthur M. Blank	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
/s/ JAMES L. MOODY, JR. James L. Moody, Jr.	Director
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director

/s/ W. MITT ROMNEY W. Mitt Romney	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ PATRICK HICKEY Patrick Hickey	Senior Vice President and Corporate Controller (Principal Accounting Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended
	February 2, 2002(1) (52 weeks)	February 3, 2001(2) (53 weeks)	January 29, 2000 (52 weeks)	January 30, 1999(3)(5) (52 weeks)	January 31, 1998(4)(5) (52 weeks)
Statement of Income Data:
Sales	$10,744,373	$10,673,671	$8,936,809	$7,123,189	$5,732,145
Gross profit	2,570,493	2,576,505	2,215,246	1,726,266	1,354,455
Historical net income	264,970	59,712	314,988	185,370	167,914
Pro forma net income	—	—	—	183,556	153,128
Basic earnings/(loss) per common share(6):
Historical—
Staples, Inc. Stock	0.40	—	0.42	0.43	0.41
Staples RD Stock	0.18	0.16	0.26	—	—
Staples.com Stock	0.01	(0.84)	(0.09)	—	—
Pro forma—
Staples, Inc. Stock	—	—	—	0.43	0.38
Diluted earnings/(loss) per common share(6):
Historical—
Staples, Inc. Stock	0.40	—	0.41	0.41	0.39
Staples RD Stock	0.17	0.15	0.26	—	—
Staples.com Stock	0.01	(0.84)	(0.09)	—	—
Pro forma—
Staples, Inc. Stock	—	—	—	0.41	0.36
Dividends	—	—	—	—	—
Selected Operating Data (at period end):
Stores open	1,436	1,307	1,129	913	742
Balance Sheet Data:
Working capital	$807,128	$644,832	$738,547	$798,768	$803,660
Total assets	4,093,035	3,983,923	3,846,076	3,179,266	2,638,862
Total long-term debt, less current portion	350,225	441,257	500,903	205,015	518,959
Stockholders' equity	$2,054,174	$1,749,424	$1,828,813	$1,656,886	$1,094,485

(1)
Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closing of 31 underperforming stores (see Note D), a $7.4 million ($4.6 million after taxes) charge to gross profit related to inventory write-downs to net realizable value for the closing stores and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and fulfillment and call center closures (see Note C).

(2)
Results of operations for this period includes $206 million of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies (see Note C). These results also include a $7.3 million ($4.3 million after taxes) store closure credit (see Note D).

(3)
Results of operations for this period include a $41.0 million ($24.8 million after taxes) charge relating to costs incurred in connection with the merger with Quill Corporation ("Quill") and a $49.7 million ($30.1 million after taxes) charge relating to store closure costs.

(4)
Results of operations for this period include a $29.7 million ($18.2 million after taxes) charge relating to costs incurred in connection with the proposed merger with Office Depot, Inc.

(5)
On May 21, 1998, the Company acquired Quill. This transaction has been accounted for using the pooling of interests method. As a result, the financial information shown above has been restated to include the accounts and results of operations of Quill for all periods prior to the merger. Pro forma information for periods ending January 31, 1998 and January 30, 1999 includes a provision for income taxes on the previously untaxed earnings of Quill, which had been an S Corporation prior to its acquisition by the Company.

A-1

  Also, all earnings per share data has been restated to give retroactive effect to the three-for-two splits of the Company's common stock effected in January 1999 and January 1998.

(6)
From the fourth quarter of fiscal year ending January 29, 2000 through the second quarter of fiscal year ending February 2, 2002, historical earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock ("Staples, Inc. Stock") as Staples RD Stock (see Note L). Staples.com's net loss per share has been retroactively restated to reflect the effect of a recapitalization through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effected on April 5, 2000.

  The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

A-2

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

        From November, 1999 through August, 2001, the Company's certificate of incorporation included two series of common stock, Staples.com common stock ("Staples.com Stock") and Staples Retail and Delivery common stock ("Staples RD Stock"). On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock (the "Recapitalization"). The Recapitalization had no effect on Staples' overall financial position or results of operations.

        As a result of the Recapitalization, Staples has changed the presentation of its results of operations into three reportable segments, combining the previously reported Staples.com and Contract and Commercial reportable segments into one segment, North American Delivery. Staples' North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and supplies directly to customers throughout the United Kingdom and Germany.

        The following management discussion and analysis contains forward-looking information and should be read in conjunction with the Company's consolidated financial statements and notes to consolidated financial statements included in this report. Actual results may differ materially from the plans, intentions or expectations disclosed in the forward looking statements made. The Company has included important factors in the "Future Operating Results" section of this report that it believes could cause actual results to differ materially from the forward looking statements made.

Results of Operations

Comparison of Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

        General.    The fiscal year ended February 2, 2002 consisted of 52 weeks, while the fiscal years ended February 3, 2001 and January 29, 2000 consisted of 53 weeks and 52 weeks, respectively. A summary of store activity for the past three years is as follows:

		Open at Beginning of Period	Stores Opened		Stores Closed	Open at End of Period
1999	North American Retail	840	152		1	991
1999	European Operations	73	65	(1)	—	138

1999	Total	913	217		1	1,129

2000	North American Retail	991	166		9	1,148
2000	European Operations	138	23		2	159

2000	Total	1,129	189		11	1,307

2001	North American Retail	1,148	117		4	1,261
2001	European Operations	159	19		3	175

2001	Total	1,307	136		7	1,436

(1)
Includes the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany.

  Sales.

	(Amounts in thousands)
				2001 Annual Increase	2000 Annual Increase	1999 Annual Increase
	2001	2000	1999
North American Retail	$6,914,219	$7,001,339	$5,996,072	(1)%	17%	23%
North American Delivery	3,008,618	2,779,921	2,276,720	8%	22%	19%
European Operations	796,356	717,069	484,031	11%	48%	42%

Total Reportable Segments	$10,719,193	$10,498,329	$8,756,823	2%	20%	23%
Divested Businesses	25,180	175,342	179,986	(86)%	(3)%	N/A

Consolidated Staples	$10,744,373	$10,673,671	$8,936,809	1%	19%	25%

        Excluding the additional week in fiscal 2000, sales increased 3% in fiscal 2001 and 17% in fiscal 2000. Worldwide comparable sales decreased 2% in 2001, increased 7% in 2000 and increased 9% in 1999. Comparable sales include stores open for more than one year plus the Staples Business Delivery business in North America and the Staples catalog business in Europe. Worldwide comparable sales for our retail locations decreased 4% in 2001, increased 4% in 2000 and increased 7% in 1999. Sales in 2001 were negatively impacted by the weak economy, including sharp declines in spending on computers, decreases in foreign exchange rates to the U.S. dollar, and the impact of the terrorist attacks in the United States on September 11th.

        North American Retail: Excluding the additional week in fiscal 2000, sales for North American Retail increased 1% in fiscal 2001 and 14% in fiscal 2000. The 2001 growth was primarily due to the increase in the North American store base by 113 stores. This growth was offset by the effects of a weak economy, a decrease in the Canadian exchange rate to the U.S. dollar from fiscal year 2000 and the impact of the events of September 11th. The sales growth in fiscal 2000 and 1999 was due to an increase in the North American store base by 157 stores during fiscal 2000 and 151 stores during fiscal 1999 as well as an increase in sales at existing stores during both fiscal years.

        North American Delivery: Excluding the additional week in fiscal 2000, sales for North American Delivery increased 11% in fiscal year 2001 and 19% in fiscal 2000. The sales growth in fiscal 2001 was achieved despite a weak economy and the events of September 11th, reflecting the positive results of Staples' cross-channel marketing between our catalog, websites and retail stores and increases in both customer acquisition and customer retention rates in our contract stationer businesses. The sales growth achieved in fiscal years 2000 and 1999 was a result of the strong growth in the Staples.com customer base, increases in catalog circulation and the expansion of our sales force.

        European Operations: Excluding the additional week in fiscal 2000, sales for the European Operations increased 14% in fiscal 2001 and 45% in fiscal 2000. The sales growth in 2001 was due to an increase in the store base by 16 stores, an increase in sales at existing stores and an increase in sales in the delivery businesses. The sales growth in 2001 was negatively impacted by a decrease in European exchange rates to the U.S. dollar from fiscal year 2000. The sales growth in fiscal 2000 and 1999 was primarily due to an increase in sales at existing stores and the addition of 21 stores to the European store base during fiscal 2000 and 65 stores during fiscal 1999. The 65 store increase in fiscal 1999 included the acquisition of 42 Office Centre/Sigma stores in the Netherlands, Portugal and Germany in October 1999.

        Divested Business: Sales for Divested Business represents the sales for Staples Communications which was sold on April 3, 2001.

        Gross Profit.    Gross profit as a percentage of sales was 23.9% for fiscal 2001, 24.1% for fiscal 2000 and 24.8% for fiscal 1999. The decrease in the gross profit rate for 2001 was due to the deleveraging of fixed distribution, delivery and rent and occupancy costs as well as clearance activity related to the elimination of several hundred SKUs during our 300 store reflow initiative and mark-downs on PC's and furniture during the first half of 2001. The 2001 gross profit rate was also negatively impacted by a $7.4 million charge to write-down inventory to net realizable value for the 31 stores which will be closed and liquidated by a third party during the first quarter of fiscal 2002. These decreases were partially offset by strong margins from an improved product mix during the second half of 2001 and improved control of shrink costs throughout fiscal 2001. The decrease in the gross profit rate during fiscal 2000 was largely a reflection of increased shrink costs in our retail operations, a promotional sales environment and the increase in our mix of technology products, partially offset by lower product costs from vendors, increased buying efficiencies, supply chain enhancements and the leveraging of fixed distribution center and delivery costs over a larger sales base.

        Operating and Selling Expenses.    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.4% of sales for fiscal 2001 and 2000 and 14.5% of sales for fiscal 1999. The 2001 results reflect the effective management of operating costs despite softer sales and the benefits of expense leveraging in Staples' e-commerce businesses. The increase as a percentage of sales in fiscal 2000 from fiscal 1999 was primarily due to increased costs of investing in the operations and marketing of Staples.com, increased selling costs at the store level associated with more complex products and the deleveraging of expenses from lower sales volumes on a per store basis. This was partially offset by efficiencies in store and delivery operating costs.

        Pre-opening expenses.    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses were $13.7 million for the 136 stores opened in fiscal 2001, $22.3 million for the 189 stores opened in fiscal 2000 and $16.5 million for the 175 stores opened in fiscal 1999. The expense in fiscal 2000 reflects the increased costs associated with the number of stores opened in remote locations during that year.

        General and Administrative.    General and administrative expenses as a percentage of sales were 3.5% for fiscal 2001, 3.8% for fiscal 2000 and 4.0% for fiscal 1999. The decrease as a percentage of sales in 2001 reflects the results of the divestiture of Staples Communications on April 3, 2001 which had high general and administrative costs as a percentage of sales, the benefits of expense leveraging at Staples' e-commerce businesses, a decrease in management's variable compensation, and Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and delivery businesses. The decrease as a percentage of sales in fiscal 2000 from fiscal 1999 was primarily due to Staples' ability to increase sales without proportionately increasing overhead expenses in its core retail and delivery businesses and a reduction in management's variable compensation.

        Amortization of Goodwill.    Amortization of goodwill totaled $6.6 million in fiscal 2001, $13.6 million in fiscal 2000 and $12.0 million in fiscal 1999. The decrease in the amortization of goodwill in fiscal 2001 from fiscal 2000 reflects the write-off of Staples Communications goodwill, due to impairment, during the fourth quarter of 2000. The increase in the amortization of goodwill in fiscal 2000 was primarily due to the goodwill established from the acquisition of Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal on October 6, 1999.

        Asset Impairment and Other Charges.    During the fourth quarter of 2001, Staples recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in our North American Delivery segment. In fiscal 2000, Staples recognized impairment losses of $206 million. The assets that were impaired consisted of the goodwill and fixed assets associated with Staples Communications of $156 million. Also included in this charge was the write-down of investment values in various e-commerce companies of $49.5 million due to an other than temporary decline in value. Staples regularly reviews the recoverability of the carrying value of its intangible and long-lived assets by using expected future cash flows.

        Merger-Related and Integration Costs.    At February 2, 2002, the Company had accruals remaining of $3.2 million for the Quill merger and $6.6 million for the European Office Supply purchase which were established at the time of each acquisition. The remaining accruals relate to contract and lease terminations which management believes will be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease terms. As discussed in Note B to the financial statements, during fiscal 2001, the Company applied payments of $525,000 related to the Quill merger and $481,000 related to the European Office Supply purchase to these accruals.

        Store Closure Charge.    In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes $31.5 million for net lease obligations, $12.5 million for asset write-offs, $5.5 million in fees and other expenses related to the store closures and $620,000 in severance. All of the store closures are expected to be completed by the end of the first quarter of fiscal 2002. At February 2, 2002, Staples had $37.6 million remaining in accrued expenses and other current liabilities related to the net future lease obligations, fees, other expenses and severance related to these store closures.

        In December 1998, Staples committed to a plan to close and relocate stores which could not be expanded and upgraded to the Company's current store model. In connection with this plan, Staples recorded a charge of $49.7 million. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan due to changes in market conditions. Accordingly, the Company reversed a portion of the charge in the amount of $7.3 million relating to the stores that the Company did not close. During fiscal 2001, the Company charged $5.5 million of costs related to the store closures to accruals established in connection with the charge. At February 2, 2002, $15.2 million remains accrued for net future lease obligations, fees and other expenses related to the store closures. Management believes that the remaining accruals will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms.

        Interest and Other Expense, Net.    Net interest and other expense totaled $27.2 million in fiscal 2001, $45.2 million in fiscal 2000 and $17.1 million in fiscal 1999. The interest expense relates primarily to existing borrowings. The decrease in interest expense in fiscal 2001 reflects decreases in interest rates as well as a decrease in borrowings due to cash generated from operations. The increase in the net interest expense during fiscal 2000 was primarily due to increased borrowings from Staples' revolving credit facility and the issuance of $175,000,000 of floating rate notes on May 24, 2000.

        Income Taxes.    The provision for income taxes as a percentage of pre-tax income was 38.5% for fiscal 2001, 75.6% for fiscal 2000 and 39.0% for fiscal 1999. The increase in the tax rate in fiscal 2000 was primarily due to the effect of the asset impairment and other charges taken in fiscal 2000 that were not benefited for tax purposes. The Company has requested a pre-filing determination with the Internal Revenue Service that would allow the Company to obtain a worthless stock deduction for its tax basis in Staples Communications. Any future tax benefit related to the pre-filing determination will be recorded when a final deduction, if any, is formally approved.

        Net Income.    Below is a summary of Staples' net income and the impacts of store closure, asset impairment and other charges for each fiscal year.

	2001	2000	1999
Net income excluding store closure, asset impairment and other charges	$306,919	$261,184	$314,988
Less charges (net of applicable taxes):
Inventory write-down for store closures (included in Cost of sales)	4,551	—	—
Store closure charge/(credit)	30,807	(4,278)	—
Asset impairment and other charges	6,591	205,750	—

Net income as reported (GAAP)	$264,970	$59,712	$314,988

Critical Accounting Policies

        Staples' financial statements are based on the application of significant accounting policies many of which require management to make significant estimates and assumptions (see Note A to the consolidated financial statements). We believe that the following are some of the more critical judgement areas in the application of our accounting policies that currently affect our financial condition and results of operations.

        Inventory.    Staples records inventory at the lower of weighted average cost or market. Staples reserves for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

        Impairment of Long-Lived Assets.    Staples reviews its long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations, and an operating unit level for Staples' other operations. Staples retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

        Deferred Taxes.    Staples records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, the Company may not be able to realize all or part of its net deferred tax assets and additional valuation allowances may be required.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Staples will apply the new accounting rules under the "Statements" beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. During 2002, the Company will perform the first of the required tests of goodwill as of February 2, 2002. Management does not believe that the adoption of the impairment provisions of this Statement will have a material impact on Staples' overall financial position or results of operations.

        In July 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". This Statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalizing the associated asset retirement costs as part of the carrying amount of the long-lived asset. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

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

Liquidity and Capital Resources

        Staples traditionally uses a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. Staples has also utilized its revolving credit facility to cover seasonal fluctuations in cash flows and to support its various growth initiatives.

        Cash flow from operations was $685 million in fiscal 2001, compared to $692 million in fiscal 2000 and $300 million in fiscal 1999. Staples' cash flows from operations are driven primarily by cash earnings (net income plus depreciation/amortization, asset impairment and other charges and other non-cash expenses). During 2001, cash generated from operations includes a reduction in receivables sold under Staples' accounts receivable securitization program of $86 million versus an increase in receivables sold of $109 million in 2000. Excluding the activity related to the borrowings under its accounts receivable securitization program, Staples' cash flow from operations were $771 million in 2001 and $582 million in 2000. This increase in 2001 is primarily due to a decrease in merchandise inventories of $149 million in 2001 compared to an increase of $50 million in 2000. The decrease in merchandise inventories was driven by an increase in inventory turnover to 4.6 times in 2001 from 4.4 times in 2000 and a decrease in inventory per store to $931,000 per store at February 2, 2002 from $1.2 million per store at February 3, 2001. The lower cash flows from operations in 1999 is primarily a reflection of the increase in inventory levels to support new stores and in stock positions.

        Cash used in investing activities was $316 million in fiscal 2001, $500 million in fiscal 2000 and $609 million in fiscal 1999. The primary driver of investing activities is capital spending related to the addition of new stores, the continued expansion and improvement of our distribution network and investments in information systems. Staples opened 136 new stores in 2001, opened 189 new stores in 2000 and opened 175 new stores and acquired 42 stores during 1999. Staples expects to open 115 stores during fiscal 2002. Staples estimates that its cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. In addition, Staples plans on remodeling approximately 125 stores to its new "Dover" format during 2002 at an estimated cost of $400,000 per store. Staples also plans to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. Staples currently plans to spend between $300 million and $350 million on capital expenditures during 2002.     Staples may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        Cash used in financing activities was $233 million in fiscal 2001 and $35 million in fiscal 2000, and cash provided by financing activities was $60 million in fiscal 1999. During fiscal 2001, Staples repaid its $175 million of floating rate notes which came due on November 26, 2001 as well as the $100 million that was outstanding on its $350 million revolving credit facility at February 3, 2001. A schedule, as of February 2, 2002, of balances available under credit agreements, debt outstanding and principal payments due on Staples' outstanding debt is presented below (amounts in thousands):

			Principal Payments Due
	Available Credit	Debt Outstanding	Before 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Senior Notes due August 2007	$—	$200,000	$—	$—	$—	$200,000
Euro Notes due November 2004	—	128,790	—	128,790	—	—
Revolver effective through November 2002	350,000	—	—	—	—	—
364 Day Revolver effective through June 2002	200,000	—	—	—	—	—
Uncommitted lines of credit	90,000	—	—	—	—	—
Other lines of credit	51,766	2,832	2,832	—	—	—
Capital leases and other notes payable	—	6,738	2,151	2,357	1,000	1,230

Total Debt Obligations	$691,766	$338,360	$4,983	$131,147	$1,000	$201,230

        Staples had $1.2 billion in total cash and available funds through credit agreements at February 2, 2002 which consisted of $692 million of available credit, $395 million of cash and cash equivalents and $90 million available under a receivables securitization agreement. Staples' receivables securitization agreement provides Staples with the ability to receive up to $140 million in exchange for its receivables. The actual amount available at any time depends on the amount and characteristics of the receivables. At February 2, 2002, Staples' effective utilization limit under the agreement was $115 million, $25 million of which was utilized. The utilized balance under the receivables securitization agreement is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction in receivables.

        Staples' revolving credit agreements contain restrictive and financial covenants. The covenants include restrictions on the amounts of accounts receivable financing; other indebtedness; contingent liabilities; investments in, intercompany loans to, and guarantees of non-guarantor subsidiaries; and investments to acquire less than 50% ownership of an entity. Staples' receivables securitization agreement also includes restrictive covenants as well as material adverse change and credit rating downgrade event of default provisions. Staples' revolving credit agreements and receivable securitization agreement contain cross default provisions such that a default under one of the agreements could trigger a default under the other agreements.

        Staples finances the majority of its stores and certain equipment with operating leases. At February 2, 2002, Staples had approximately $4.4 billion of future contractual commitments under operating leases with $439 million payable in less than 1 year, $840 million payable in 1 to 3 years, $737 million payable in 3 to 5 years and $2.4 billion payable beyond 5 years. In evaluating Staples' outstanding obligations, rating agencies and others typically treat Staples' operating leases as debt obligations, generally at 8 times the annual payments due. In addition, Staples issues letters of credit during the ordinary course of business through major financial institutions as required by certain vendor contracts. Staples had $68.4 million of open letters of credit at February 2, 2002.

        Staples expects that its cash generated from operations, together with its current cash and funds available under its revolving credit facility, will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement. Staples' two revolving credit agreements, which provide the Company with a total of $550 million of available credit, both expire during 2002. While Staples currently plans to renegotiate its revolving credit facilities with a similar amount of total credit and feels it will be successful at doing so, it is possible that Staples may not be able to renegotiate one or both of these agreements or do so with a similar amount of available credit or equally favorable terms.

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

        Staples' market is highly competitive and Staples may not continue to compete successfully.    Staples competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of its geographic markets, Staples competes with other high-volume office supply chains such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to Staples'. Staples also competes with mass merchants such as Wal-Mart, warehouse clubs, computer and electronic superstores such as Best Buy, and other discount retailers. In addition, Staples' retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply service providers, contract stationer businesses and direct manufacturers. Many of Staples' competitors have in recent years significantly increased the number of stores they operate within Staples' markets. Some of Staples' current and potential competitors are larger than Staples and have substantially greater financial resources. It is possible that increased competition or improved performance by Staples' competitors may reduce Staples' market share, may reduce Staples' profit margin, and may adversely affect Staples' business and financial performance in other ways.

        Staples may be unable to continue to successfully open new stores.    An important part of Staples' business plan is to increase its number of stores. Staples opened 136 stores during 2001 and currently plans to open 115 new stores in fiscal 2002. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Staples' new Dover format store may not be successful.    In 2001, Staples experimented with a new store format called the Dover format by remodeling five stores and opening 76 stores using this format. The Dover design was created to appeal to customer shopping preferences, open up the interior of the store and give the customer a better view of the products Staples offers. In 2002, Staples plans to remodel approximately 125 stores at an estimated cost of less than $400,000 per store and open nearly all of its planned 95 new store openings in North America using the Dover format. The new Dover stores will be based on a 20,000 square foot model as opposed to the prior 24,000 square foot prototype. The reformatted stores and new stores based on the Dover format have only a limited operating history and Staples cannot guarantee that the Dover stores will be successful.

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

  •
  the mix of products sold;

  •
  pricing actions of competitors;

  •
  the level of advertising and promotional expenses; and

  •
  seasonality, primarily because the sales and profitability of Staples' stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters.

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

        Staples' operating results may be impacted by changes in the economy.    The operating results of Staples are directly impacted by the health of the North American and European economies. The North American and European economies have recently experienced a significant slowdown when compared to the growth rates that had been recently achieved. The current economic slowdown has adversely affected and may continue to adversely affect Staples' business and its results of operations.

        Staples' stock price may fluctuate based on market expectations.    The public trading of Staples' stock is based in large part on market expectations that its business will continue to grow and that the Company will achieve certain levels of net income. In 2001, Staples announced its Back to Brighton strategy. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton brings a renewed focus to the business customer through changes in marketing, merchandise mix and customer service. Staples' management team plans to invest substantial time and effort in implementing Back to Brighton. These profit improvement and asset productivity initiatives may adversely affect sales. If the results achieved from these initiatives do not meet market expectations, Staples' stock price may be adversely affected. If the securities analysts that regularly follow Staples' stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples' stock is likely to drop significantly. In addition, if Staples' quarterly financial performance does not meet the expectations of securities analysts, Staples' stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

        Staples' growth may continue to strain operations, which could adversely affect the business and financial results.    Despite the recent decline in the rate of Staples' growth and Staples' planned slower store growth strategy, Staples' business, including sales, number of stores, investment in Staples.com and number of employees, has grown dramatically over the past several years. In addition, Staples has acquired a number of significant companies and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If Staples is not successful in upgrading the operational and financial systems, expanding the management team and increasing and effectively managing the employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect Staples' business and financial performance.

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

        Staples' International operations expose Staples to the unique risks inherent in foreign operations.    In addition to its operations in Europe, Staples has a significant presence in Canada through The Business Depot Ltd. Staples may also seek to expand further into other international markets in the future. Staples' foreign operations encounter risks similar to those faced by its U.S. operations, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations.

        Staples may be unable to obtain adequate future financing.    At February 2, 2002, Staples had available $550 million in available credit through two revolving credit facilities and $90 million available under a receivables securitization agreement. Each of these financing arrangements contains restrictive convenants and is subject to, either directly or indirectly, material adverse change and credit rating downgrade default provisions. If Staples' business experiences a material adverse change, has its credit rating downgraded, or is in breach of another restrictive covenant, its ability to borrow funds under these agreements may be limited. In addition, Staples' revolving credit facilities both expire during 2002. While Staples currently plans to renegotiate its revolving credit facilities with a similar amount of total credit and feels it will be successful at doing so, it is possible that Staples may not be able to renegotiate one or both of these agreements or do so with a similar amount of available credit or equally favorable terms. In addition, it is possible that Staples will require additional sources of financing beyond what is currently available earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results; in such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

Euro Currency

        On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, ("the euro"). On January 1, 2002, the euro was adopted as the sole legal currency of the participating countries. Staples' operations in Germany, Portugal and the Netherlands were successfully converted to the euro with no disruption of sales or customer service.

Quantitative and Qualitative Disclosures about Market Risks

        Staples is exposed to market risk from changes in interest rates and foreign exchange rates. Staples has a risk management control process to monitor the interest rate and foreign exchange risks. The risk management process uses analytical techniques including market value, sensitivity analysis, and value at risk estimates.

        Staples uses interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While Staples' variable rate debt obligations, approximately $332 million at February 2, 2002, expose Staples to the risk of rising interest rates, management does not believe that the potential exposure is material to Staples' overall financial performance or results of operations.

        Staples is exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands, Portugal and Belgium. Staples has entered into a currency swap into Canadian dollars and has issued euro denominated notes in order to hedge a portion of its foreign exchange risk related to its investments in foreign subsidiaries. Staples believes the remaining potential exposure is not material to its overall financial position or its results of operations.

        Staples accounts for its interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at February 2, 2002, Staples has recorded a $22.3 million asset representing gross unrealized gains on two of its derivatives and a $2.1 million liability representing a gross unrealized loss on another derivative. During fiscal 2001, Staples terminated an interest swap agreement resulting in a realized gain of $18 million which is being amortized into income through August 2007, the remaining term of the original agreement. Staples does not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Auditors

Board of Directors of Shareholders

Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP
                      Ernst & Young LLP

Boston, Massachusetts
March 1, 2002

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	February 2, 2002	February 3, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$394,824	$263,560
Merchandise inventories	1,459,792	1,639,698
Receivables, net	338,581	297,916
Deferred income taxes	117,560	43,955
Prepaid expenses and other current assets	92,070	110,982

Total current assets	2,402,827	2,356,111
Property and Equipment:
Land and buildings	433,569	400,971
Leasehold improvements	552,250	519,681
Equipment	820,053	692,783
Furniture and fixtures	406,565	352,712

Total property and equipment	2,212,437	1,966,147
Less accumulated depreciation and amortization	853,685	665,622

Net property and equipment	1,358,752	1,300,525
Other Assets:
Lease acquisition costs, net of amortization	54,557	58,596
Goodwill, net of amortization	223,718	238,536
Other	53,181	30,155

Total other assets	331,456	327,287

	$4,093,035	$3,983,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$935,442	$983,851
Accrued expenses and other current liabilities	655,274	542,923
Debt maturing within one year	4,983	184,505

Total current liabilities	1,595,699	1,711,279
Long-Term Debt	350,225	441,257
Deferred Tax Liability	6,738	8,916
Other Long-Term Obligations	86,199	73,047
Stockholders' Equity:
Preferred stock, $.01 par value-authorized 5,000,000 shares; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value-authorized 2,100,000,000 shares; issued 491,564,105 shares at February 2, 2002	295	—
Staples RD Stock, $.0006 par value-authorized 1,500,000,000 shares; issued 477,111,602 shares at February 3, 2001	—	285
Staples.com Stock, $.0006 par value-authorized 600,000,000 shares; issued 14,105,821 shares at February 3, 2001	—	8
Additional paid-in capital	1,364,355	1,285,719
Cumulative foreign currency translation adjustments	(27,129)	(14,354)
Retained earnings	1,272,991	1,008,021
Less: treasury stock at cost, 27,569,880 shares at February 2, 2002, and 24,743,420 shares at February 3, 2001	(556,338)	(530,255)

Total stockholders' equity	2,054,174	1,749,424

	$4,093,035	$3,983,923

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Sales	10,744,373	$10,673,671	$8,936,809
Cost of goods sold and occupancy costs	8,173,880	8,097,166	6,721,563

Gross profit	2,570,493	2,576,505	2,215,246
Operating and other expenses:
Operating and selling	1,651,846	1,643,162	1,299,212
Pre-opening	13,685	22,297	16,485
General and administrative	379,505	409,575	354,060
Amortization of goodwill	6,584	13,628	12,014
Asset impairment and other charges	10,717	205,750	—
Store closure charge/(credit)	50,092	(7,250)	—
Interest and other expense, net	27,219	45,158	17,101

Total operating and other expenses	2,139,648	2,332,320	1,698,872

Income before income taxes	430,845	244,185	516,374
Income tax expense	165,875	184,473	201,386

Net income	$264,970	$59,712	$314,988

Net income (loss) attributed to:
Staples, Inc. Stock	$185,110	$—	$195,591
Staples RD Stock	79,740	71,197	120,127
Staples.com Stock	120	(11,485)	(730)

	$264,970	$59,712	$314,988

Basic earnings (loss) per common share—historical
Staples, Inc. Stock	$0.40	$—	$0.42

Staples RD Stock	$0.18	$0.16	$0.26

Staples.com Stock	$0.01	$(0.84)	$(0.09)

Diluted earnings (loss) per common share—historical
Staples, Inc. Stock	$0.40	$—	$0.41

Staples RD Stock	$0.17	$0.15	$0.26

Staples.com Stock	$0.01	$(0.84)	$(0.09)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar Amounts in Thousands, Except Share Data)
For the Fiscal Years Ended February 2, 2002, February 3, 2001 and January 29, 2000

		Common
						Unrealized Gain (Loss) on Investments
	Staples, Inc. Stock	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments		Retained Earnings	Treasury Stock	Comprehensive Income
Balances at January 30, 1999	$—	$277	$—	$1,043,194	$(11,675)	$7	$633,321	$(8,238)
Issuance of common stock for stock options exercised	—	3	4	50,839	—	—	—	—	—
Premium on Forward Hedge	—	—	—	(3,269)	—	—	—	—	—
Issuance of shares of Staples.com Stock	—	—	4	19,621	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	40,129	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	1	—	3,543	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	1	—	21,989	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	20,420	—	—	—	—	—
Unrealized gain on investments, net of tax	—	—	—	—	—	6,644	—	—	6,644
Translation adjustments	—	—	—	—	7,202	—	—	—	7,202
Reissuance of Treasury Stock	—	—	—	46	—	—	—	10	—
Net income for the year	—	—	—	—	—	—	314,988	—	314,988
Purchase of treasury shares	—	—	—	—	—	—	—	(310,248)	—

Balances at January 29, 2000	$—	$282	$8	$1,196,512	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

Issuance of common stock for stock options exercised	—	2	—	34,462	—	—	—	—	—
Premium on Forward Hedge	—	—	—	(2,556)	—	—	—	—	—
Issuance of shares of Staples.com Stock	—	—	—	575	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	25,669	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	5,348	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	1	—	19,103	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	4,278	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	—	(6,651)	—	—	(6,651)
Translation adjustments	—	—	—	—	(9,881)	—	—	—	(9,881)
Reissuance of Treasury Stock	—	—	—	63	—	—	—	20	—
Net income for the year	—	—	—	—	—	—	59,712	—	59,712
Purchase of treasury shares	—	—	—	—	—	—	—	(211,799)	—
Other	—	—	—	2,265	—	—	—	—	—

Balances at February 3, 2001	$—	$285	$8	$1,285,719	$(14,354)	$—	$1,008,021	$(530,255)	$43,180

Recapitalization of tracking stock	289	(285)	(8)	4	—	—	—	—	—
Issuance of common stock for stock options exercised	4	—	—	38,722	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	14,339	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	6,478	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	2	—	—	14,823	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	3,580	—	—	—	—	—
Translation adjustments	—	—	—	—	(12,775)	—	—	—	(12,775)
Reissuance of Treasury Stock	—	—	—	59	—	—	—	21	—
Net income for the year	—	—	—	—	—	—	264,970	—	264,970
Purchase of treasury shares	—	—	—	—	—	—	—	(26,104)	—
Other	—	—	—	631	—	—	—	—	—

Balances at February 2, 2002	$295	$—	$—	$1,364,355	$(27,129)	$—	$1,272,991	$(556,338)	$252,195

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Operating Activities:
Net income	$264,970	$59,712	$314,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,965	223,510	172,658
Asset impairment and other charges	10,717	205,750	—
Store closure charge (credit)	50,092	(7,250)	—
Deferred income taxes (benefit) expense	(80,370)	20,733	29,265
Other	19,278	19,304	19,861
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
Decrease (Increase) in merchandise inventories	148,687	(50,380)	(221,463)
Decrease (Increase) in receivables	1,855	(40,650)	(112,980)
Retained securitized accounts receivable	(86,109)	109,301	—
Increase in prepaid expenses and other assets	(684)	(19,017)	(28,406)
Increase in accounts payable, accrued expenses and other current liabilities	94,438	158,058	117,855
Increase in other long-term obligations	12,960	12,627	7,747

	419,829	631,986	(15,463)

Net cash provided by operating activities	684,799	691,698	299,525
Investing Activities:
Acquisition of property and equipment	(340,118)	(450,217)	(355,081)
Acquisition of businesses, net of cash acquired	—	—	(244,021)
Proceeds from sales and maturities of short-term investments	25,535	—	32,927
Purchase of short-term investments	—	—	(16,651)
Proceeds from sales and maturities of long-term investments	1,654	9,156	—
Purchase of long-term investments	(250)	(59,147)	(23,780)
Acquisition of lease rights	(2,568)	(216)	(549)
Other	—	—	(1,875)

Net cash used in investing activities	(315,747)	(500,424)	(609,030)
Financing Activities:
Proceeds from sale of capital stock	53,549	54,207	89,239
Proceeds from borrowings	522,110	2,876,615	1,589,779
Payments on borrowings	(800,194)	(2,753,733)	(1,308,311)
Termination of interest rate swap agreement	18,027	—	—
Purchase of treasury stock	(26,083)	(133,095)	(310,238)
Settlement of equity forward purchase agreement	—	(78,684)	—

Net cash (used in) provided by financing activities	(232,591)	(34,690)	60,469
Effect of exchange rate changes on cash	(5,197)	(3,507)	1,526
Net increase (decrease) in cash and cash equivalents	131,264	153,077	(247,510)
Cash and cash equivalents at beginning of period	263,560	110,483	357,993

Cash and cash equivalents at end of period	$394,824	$263,560	$110,483

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor. Staples operates three business segments: North American Retail, North American Delivery and European Operations. Staples' North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and supplies directly to customers throughout the United Kingdom and Germany.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2001 consisted of the 52 weeks ended February 2, 2002, while fiscal years 2000 and 1999, consisted of the 53 and 52 weeks ended February 3, 2001 and January 29, 2000, respectively.

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

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Trade Receivables were $189 million at February 2, 2002 and $152 million at February 3, 2001, net of accounts receivable securitized of $25 million and $111 million, respectively. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions. Other non-trade receivables were $150 million at February 2, 2002 and $146 million at February 3, 2001 and consist primarily of amounts due from vendors under various incentive and promotional programs.

        In fiscal year 2000, Staples entered into an agreement under which it sells, through limited purpose subsidiaries which are fully consolidated in Staples' financial statements, participating interests in non-interest bearing accounts receivable at a discount to an unrelated third party financier who, in turn, purchases and receives ownership interest in those receivables. The transfers qualify for sales treatment under SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

        The utilized balance under the agreement, $25 million at February 2, 2002 and $111 million at February 3, 2001, is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction in receivables. The maximum availability under the agreement is $140 million. The actual amount available at any time depends on the amount and characteristics of the receivables. At February 2, 2002, Staples' effective utilization limit under the agreement was $115 million. Staples' limited purpose subsidiaries retain the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been reflected in the Consolidated Balance Sheets. Staples retains collection and administrative responsibilities for the participating interests in the receivables and is entitled to a fee for such services. The securitization agreement contains restrictive covenants, including a material adverse change and credit rating downgrade clause, the breach of which would constitute a default under the agreement.

        When the Company sells receivables under the securitization agreement, the discount from the face amount of accounts receivable sold approximates the cost that Staples, selling to third party purchasers, would incur if it were to issue commercial paper backed by these accounts receivable. The discount is accounted for as a loss on the sale of receivables and has been included in interest and other expense in the Consolidated Statements of Income. This discount totaled $2.0 million in fiscal year 2001 and $1.8 million in fiscal year 2000. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on sale of receivables.

        Private Label Credit Card:    Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are primarily non-recourse to Staples.

        Investments:    Investments, except those which are consolidated or accounted for under the equity method, are classified as "available for sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investments are reported at fair value, if fair value can be determined; otherwise, the investment is reported at cost. Under SFAS No. 115, fluctuations in the fair value of investments classified as "available for sale" are included as a separate component of stockholders equity, net of applicable taxes. The cost of securities sold is based on the specific identification method. Permanent declines in the value of these investments are recognized in earnings in the period the impairment is determined. No individual issue in the portfolio constitutes greater than one percent of the total assets of Staples. The Company classifies investments with an original maturity of less than one year, or which they intend to sell within one year, as current assets. Equity investments included in other current assets totaled $5.0 million as of February 2, 2002 and $22.8 million as of February 3, 2001. Staples included approximately $1.3 million and $2.7 million of investments in other assets on the Consolidated Balance Sheet as of February 2, 2002 and February 3, 2001, respectively. The decrease in the investment balances was a result of the sale of investments.

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

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized on the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 2, 2002 and February 3, 2001 totaled $40.7 million and $34.4 million, respectively.

        Goodwill:    Goodwill arising from business acquisitions is amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated amortization was $30.8 million as of February 2, 2002 and $24.2 million as of February 3, 2001. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected undiscounted future cash flows from the acquired businesses.

        Impairment of Long-Lived Assets:    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("FAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples' other operations.

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

  •
  The fair values of short-term and long-term investments are based on quoted market prices or other readily available sources where applicable; and

  •
  The carrying amounts of Staples' debt approximates fair value, estimated by discounted cash flow analyses based on Staples' current incremental borrowing rates for similar types of borrowing arrangements.

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of the direct catalog production costs. The capitalized costs of the advertising are amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $22.5 million at February 2, 2002 and $12.6 million at February 3, 2001. Total advertising and marketing expense was $557 million, $588 million, and $449 million for fiscal years 2001, 2000 and 1999, respectively.

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

        Foreign Currency Translation:    The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples' foreign subsidiaries, are recorded as a separate component of stockholders' equity.

        Revenue Recognition:    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which the Company adopted in the fourth quarter of 2000. SAB 101 provides a framework for various revenue recognition issues and more conservative interpretations of existing accounting guidance. The Company's adoption of this bulletin had no material effect on the Company's reported results of operations or financial position. Revenue is recognized at the point of sale for the Company's retail operations and upon delivery for its delivery sales.

        Sales of extended service plans are administered by an unrelated third party. The unrelated third party is the legal obligor in most states and accordingly bears all performance obligations and risk of loss related to the service plans. In such states, Staples recognizes a net commission revenue at the time of sale for the service plans. In certain states where Staples is the legal obligor, the revenues and direct expenses associated with the sale are deferred and recognized over the life of the service contract which is typically one to six years.

        Derivative Instruments and Hedging Activities:    As of February 4, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and its amendments, Statements 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

        As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings. No transition adjustment was recorded by the Company upon adoption of Statement 133.

        New Accounting Pronouncements:    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Staples will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $6.6 million per year. Management does not believe that the adoption of the impairment provisions of the Statements will have a material impact on Staples' overall financial position or results of operations.

        In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and to capitalize the associated asset retirement costs as part of the carrying amount of the long-lived asset. Adoption of this statement is required for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on Staples' overall financial position or results of operations.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes Statement No. 121. Although this statement retains many of the fundamental provisions of Statement No. 121, it expands the scope of discontinued operations to include more disposal transactions and significantly changes the criteria for classifying an asset as held-for-sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of this statement will have a material impact on Staples' overall financial position or results of operations.

        Reclassifications:    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Business Acquisitions and Dispositions

European Office Supply Companies:

        On October 6, 1999, Staples completed the acquisition of three European office supply companies: Sigma Burowelt in Germany, Office Centre in the Netherlands and Office Centre in Portugal, for a purchase price of approximately $106 million, net of cash acquired. The acquisition includes 42 office supply superstores, with 15 stores in Germany, 21 stores in the Netherlands and 6 stores in Portugal. The acquisition has been accounted for using the purchase method of accounting, and accordingly, Staples has recognized goodwill of approximately $93.2 million, which is being amortized over 40 years using the straight-line method.

        As a result of a merger and integration plan that the Company began to formulate at the date of acquisition, the Company has recorded adjustments in purchase accounting of approximately $33 million for merger and integration costs. The reserves reflect the estimated transaction costs and costs to integrate all aspects of the European office supply businesses into Staples' European business and include those costs typical in merging of operations, such as the closure of duplicate retail stores, asset write-downs, and other integration costs which provide no future benefit. In addition, the reserves include an adjustment for changes in accounting policies of the European office supply companies to conform to Staples policies. During fiscal year 2000, Staples recorded additional costs of $3.0 million as part of the purchase price of the European Office Supply Companies representing revised estimates to recorded liabilities and finalization of the merger and integration plan. Approximately $6.6 million is remaining in accrued expenses at February 2, 2002 related to the remaining liability. All of the remaining costs relate to contract and lease terminations. The Company believes that the accruals relating to contract and lease terminations will be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease terms.

        The activity impacting this liability during the fiscal years ended February 2, 2002 and February 3, 2001 is summarized in the table below (in thousands):

	Balance at January 29, 2000	Purchase price adjustments in 2000	Charges utilized in 2000	Balance at February 3, 2001	Charges utilized in 2001	Balance at February 2, 2002
Transaction costs	$514	$—	$(514)	$—	$—	$—
Incremental employee	7,165	—	(7,165)	—	—	—
Contract and lease termination	6,948	1,972	(1,808)	7,112	(481)	6,631
Other	5,295	1,076	(6,371)	—	—	—

	$19,922	$3,048	$(15,858)	$7,112	$(481)	$6,631

Staples Communications:

        On February 26, 1999, Staples completed the acquisition of Claricom Holdings, Inc. and certain related entities, referred to as Staples Communications, for a purchase price of approximately $138 million, net of cash acquired. The acquisition had been accounted for using the purchase method of accounting, and accordingly, Staples recognized goodwill of approximately $158 million. During fiscal year 2000, the Company reviewed the recoverability of the carrying value of this goodwill using expected future undiscounted cash flows and determined that the goodwill was impaired. As a result of this review, an impairment charge, as discussed in Note C, was recorded during fiscal year 2000. On April 3, 2001, Staples sold Staples Communications to Platinum Equity L.L.C. The sale of Staples Communications includes the subsidiary's three primary businesses which provide hardware sales and services, long distance services and local network services to small and medium sized business customers.

Quill:

        In connection with the acquisition of Quill on May 21, 1998, accounted for as a pooling of interests, Staples recorded a charge to operating expense of $41 million during fiscal year 1998. The charges reflect transaction costs and costs to integrate all aspects of the Quill business into Staples' delivery business, and include those costs typical of merging the operations, such as rationalization of facilities, unwinding of various contractual commitments, asset write-offs and other integration costs. The Company believes that the remaining accruals, related to contract and lease terminations, will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms. The activity impacting the accrual for restructuring and merger-related charges during fiscal years ended 2001 and 2000 is summarized in the table below (in thousands):

	Balance at January 29, 2000	Charges utilized in 2000	Balance at February 3, 2001	Charges utilized in 2001	Balance at February 2, 2002
Transaction costs	$208	$(208)	$—	$—	$—
Contract and lease termination	12,985	(9,224)	3,761	(525)	3,236
Other	469	(469)	—	—	—

	$13,662	$(9,901)	$3,761	$(525)	$3,236

NOTE C Asset Impairment and Other Charges

        During the fourth quarter of 2001, Staples committed to a plan related to workforce reductions and fulfillment and call center closures. As a result, the Company recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in our North American Delivery segment.

        During the fourth quarter of fiscal year 2000, Staples recognized impairment losses of $206 million. Staples identified certain negative conditions at Staples Communications as indicators of asset impairment. In accordance with Company policy, management assessed the recoverability of the long-lived assets of Staples Communications by using expected future undiscounted cash flows to value the assets' carrying value. Based on this assessment, Staples recognized impairment losses of $156 million related to the goodwill and fixed assets of Staples Communications. Also included in this charge is the write-down of investment values in various e-commerce companies of $49.5 million due to a decline in fair value that is other than temporary. These write-downs were a result of significant reductions in valuations for Internet stocks, discontinued operations at certain companies and significant devaluation of certain companies due to cash constraints and failed business models.

NOTE D Store Closure Charge

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes $31.5 million for net lease obligations, $12.5 million in asset write-offs, $5.5 million in fees and other expenses related to the store closures and $620,000 in severance. All of the store closures are expected to be completed by the end of the first quarter of fiscal 2002. At February 2, 2002, Staples had $37.6 million remaining in accrued expenses and other current liabilities related to the net future lease obligations, fees, other expenses and severance related to the store closures.

        In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which could not be expanded and upgraded to Staples' current store model. In connection with this plan, Staples recorded a charge to operating expense of $49.7 million. The charge includes $29.6 million for net lease obligations, $5.0 million in fees and other expenses related to store closure and $15.1 million in asset impairment charges. In 1998, the Company committed to execute lease agreements for the relocation sites during fiscal year 1999, with the stores to be closed and relocated during fiscal years 1999 through 2001. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan, due to changes in market conditions. As a result, the Company reversed a portion of the charge in the amount of $7.3 million, representing stores that the Company is no longer committed to closing.

        The following table is a rollforward of the 1998 store closure charges utilized during the fiscal years ended February 2, 2002 and February 3, 2001 (in thousands):

	Balance at January 29, 2000	Charges utilized in 2000	Charges reversed in 2000	Balance at February 3, 2001	Charges utilized in 2001	Balance at February 2, 2002
Lease terminations	$29,322	$(5,984)	$(6,284)	$17,054	$(4,608)	$12,446
Legal and settlement costs	4,788	(220)	(966)	3,602	(850)	2,752

	$34,110	$(6,204)	$(7,250)	$20,656	$(5,458)	$15,198

        All of the above costs directly relate to long-term lease obligations which the Company is either in the process of obtaining subtenants for or is attempting to cancel. Accordingly, the Company believes that the remaining accruals should be entirely utilized by fiscal year 2004, however, some payments may be made over the remaining lease term.

NOTE E Accrued Expenses and Other Current Liabilities

        Accrued liabilities consist of the following (in thousands):

	February 2, 2002	February 3, 2001
Taxes	$212,457	$144,124
Employee related	126,302	122,566
Acquisition and store closure reserves	62,665	31,529
Advertising and direct marketing	44,120	49,320
Other	209,730	195,384

Total	$655,274	$542,923

NOTE F Debt and Credit Agreements

	February 2, 2002	February 3, 2001
Long-term debt consists of the following (in thousands):
Senior Notes (see below)	$200,000	$200,000
Lines of credit (see "Credit Agreements" below)	2,832	108,658
Euro Notes (see below)	128,790	140,415
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 12%; collateralized by the related equipment	6,738	4,170

	338,360	453,243
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	16,848	(2,481)
Less current portion	(4,983)	(9,505)

Net long-term debt	$350,225	$441,257

Short-term debt consists of the following (in thousands):
Floating Rate Notes (see below)	$—	$175,000
Current portion of long-term debt	4,983	9,505

Total short-term debt	$4,983	$184,505

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal year:	Total
2002	$4,983
2003	2,062
2004	129,085
2005	379
2006	621
Thereafter	201,230

$338,360

        Future minimum lease payments under capital leases of $3.8 million, excluding $226,000 of interest, are included in aggregate annual maturities shown above. Staples entered into new capital lease agreements totaling $3.7 million and $1.4 million during fiscal years 2001 and 2000, respectively. Staples did not enter into any new capital lease agreements during fiscal year 1999.

        Interest paid by Staples totaled $32.8 million, $40.5 million and $18.9 million for fiscal years 2001, 2000 and 1999, respectively. Capitalized interest totaled $1.0 million, $418,000 and $433,000 in fiscal years 2001, 2000 and 1999, respectively.

Senior Notes:

        Staples issued $200 million of senior notes (the "Senior Notes") on August 12, 1997, with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Senior Notes are due August 15, 2007. Staples has entered into interest rate swaps to turn the Senior Notes into variable rate obligations (See Note G).

Credit Agreements:

        On November 13, 1997, Staples entered into a revolving credit facility, effective through November 2002, with a syndicate of banks, which provides up to $350 million of borrowings. Borrowings made pursuant to the facility will bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the EURO rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. As of February 2, 2002, no borrowings were outstanding under the revolving credit facility.

        This agreement contains covenants that restrict accounts receivable financing facilities and other indebtedness from exceeding $200 million and $35 million, respectively. This agreement also restricts contingent liabilities from exceeding 15% of stockholders' equity, which was $312 million at February 2, 2002. Under the agreement, investments in, intercompany loans to and guarantees of non-guarantor subsidiaries and investments to acquire less than 50% ownership of an entity cannot exceed 65% of stockholders' equity, which was $1.4 billion at February 2, 2002. In addition, investments in, intercompany loans to and guarantees of the obligations of each non-guarantor subsidiary cannot exceed $35 million at any time, and an investment representing less than 50% ownership of an entity cannot exceed $50 million. The agreement also requires Staples to maintain a minimum fixed charge coverage ratio of 1.5 to 1; a maximum funded debt to EBITDA ratio of 3.0 to 1; and minimum consolidated tangible net worth of $1.5 billion at February 2, 2002. Additionally, sale of assets may not exceed 25% of the consolidated total assets of Staples and subsidiaries. Breach of any of these covenants constitutes a default under the agreement.

        On June 25, 2001, Staples entered into a 364 day revolving credit facility, with a syndicate of banks, which provides up to $200 million of borrowings. Borrowings made pursuant to the facility will bear interest at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, with such rate in both cases to be increased by 0.125% when the outstanding balance under the facility exceeds $67 million, or (b) the LIBOR rate plus a percentage spread based upon certain defined ratios. The agreement, among other conditions, contains certain restrictive covenants including net worth maintenance, minimum fixed charge coverage and limitations on indebtedness and sale of assets. As of February 2, 2002, no borrowings were outstanding under this revolving credit facility.

        Staples also has available $90 million in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of February 2, 2002. Staples' European operations have a total of $48.3 million in available lines of credit of which $2.8 million was outstanding as of February 2, 2002. Staples' Canadian operations have a $6.3 million line of credit which had no outstanding balance at February 2, 2002.

Euro Notes:

        Staples issued notes in the aggregate principal amount of €150 million on November 15, 1999 (the "Euro Notes"). These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on our net investments in euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity. A foreign currency gain of $16.8 million, net of $10.5 million in taxes, has been recorded in the cumulative translation adjustment line at February 2, 2002. Staples has entered into interest rate swaps to turn the Euro Notes into variable rate obligations (See Note G).

Floating Rate Notes:

        On May 24, 2000, Staples issued notes in the aggregate principal amount of $175 million. These notes came due on November 26, 2001 and were repaid through a combination of cash on hand and borrowings on existing credit lines. The notes bore interest at a rate equal to the three month LIBOR plus .85%.

NOTE G Derivative Instruments and Hedging Activities

        Staples uses interest rate swaps to turn fixed rate debt into variable rate and a currency swap to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in achieving offsetting changes in fair value of the hedged items.

Interest Rate Swaps:

        During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, designed to turn Staples' fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18 million, which will be amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the U.S. Dollar LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes. At February 2, 2002, the new interest rate swap agreements had a fair value loss of $2.1 million, which was included in other long-term obligations.

        On November 15, 1999, Staples entered into an interest rate swap, for an aggregate notional amount of €150 million, designed to turn Staples' fixed rate Euro Notes, issued on that same day, into a variable rate obligation. The swap agreement, scheduled to terminate on November 15, 2004, is designated as a fair value hedge of the Euro Notes. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%. Staples has designated its Euro Notes and its interest rate swap agreement to be an integrated transaction. Accordingly, the interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreement. At February 2, 2002, the interest rate swap agreement had a fair value gain of $1.8 million, included in other assets.

Foreign Currency Swaps:

        During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive semi-annual payments on $200 million at a fixed rate of 7.125% and is obligated to make semi-annual interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. At February 2, 2002, the currency swap had a fair value gain of $20.5 million, which was included in other assets. The corresponding foreign currency gain of $12.6 million, net of $7.9 million in taxes, has been recorded in the cumulative translation adjustment line at February 2, 2002.

NOTE H Commitments and Contingencies

        Staples leases certain retail and support facilities under long-term noncancellable lease agreements. Most lease agreements contain renewal options and rent escalation clauses, require Staples to pay real estate taxes in excess of specified amounts, and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

        Other long-term obligations at February 2, 2002 include $71 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized following the straight-line basis over the respective terms of the leases. Future minimum lease commitments for retail and support facilities (including lease commitments for 55 retail stores not yet opened at February 2, 2002) under noncancellable operating leases are due as follows (in thousands):

Fiscal year:
2002	$439,045
2003	432,307
2004	407,962
2005	382,262
2006	354,488
Thereafter	2,433,208

$4,449,272

        Rent expense approximated $420 million, $385 million, and $319 million for fiscal years 2001, 2000 and 1999, respectively.

        Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 2, 2002, Staples had open letters of credit totaling $68.4 million.

        The Company fully guarantees loans taken by certain executives used to exercise the options of Staples.com Stock granted to them in fiscal year 1999. The options were subsequently converted to Staples, Inc. Stock in connection with the Recapitalization. The balance of the loans was $2.9 million, including deferred interest of $77,000, at February 2, 2002. The principal and interest payable on the loans are with full recourse to the individuals. As collateral for the loan, each of these persons entered into a pledge agreement with the bank under which they pledge the shares of Staples, Inc. Stock received upon exercise of the options.

        The Company is involved from time to time in litigation arising from the operation of its business. The Company does not believe that any such litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of its operations.

NOTE I Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples' deferred tax assets and liabilities as of February 2, 2002 and February 3, 2001, are as follows (in thousands):

	February 2, 2002	February 3, 2001
Deferred Tax Assets:
Deferred rent	$27,564	$24,958
Deferred revenue	19,778	—
Foreign tax credit carryforwards	22,792	—
Net operating loss carryforwards	19,621	24,497
Insurance	21,023	15,028
Employee benefits	3,173	2,218
Merger related charges	11,938	19,147
Store closure charge	30,079	7,886
Capital loss/asset write-downs	23,757	20,085
Other—net	38,058	38,339

Total Deferred Tax Assets	217,783	152,158
Deferred Tax Liabilities:
Depreciation	(3,283)	(14,587)
Inventory	(14,529)	(9,899)
Other—net	(24,799)	(12,661)

Total Deferred Tax Liabilities	(42,611)	(37,147)
Total Valuation Allowance	(64,350)	(79,972)

Net Deferred Tax Assets	$110,822	$35,039

        The gross deferred tax asset from tax loss carryforwards of $19.6 million represents approximately $50.3 million of net operating loss carryforwards which have an indefinite carryforward period. The foreign tax credit carryforwards of $22.8 million will expire in 2006. The deferred tax asset from capital loss/asset write-down includes approximately $16 million of capital loss carryforward that expires in 2006. The deferred tax assets for these carryforwards have been partially reserved against due to the uncertainty of their realization.

        For financial reporting purposes, income before taxes includes the following components (in thousands):

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Pretax income:
United States	$366,918	$196,195	$446,726
Foreign	63,927	47,990	69,648

	$430,845	$244,185	$516,374

        The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	February 2, 2002	February 2, 2001	January 29, 2000
Current tax expense:
Federal	$172,875	$101,147	$117,389
State	45,594	26,674	23,625
Foreign	27,776	35,919	31,107

	246,245	163,740	172,121
Deferred tax expense (benefit)	(80,370)	20,733	29,265

Total	$165,875	$184,473	$201,386

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	February 2, 2002	February 3, 2001	January 29, 2000
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.0	5.0	5.0
Goodwill	0.5	1.8	0.6
Impaired assets	0.0	33.8	0.0
Other	(2.0)	0.0	(1.6)

Effective tax rate	38.5%	75.6%	39.0%

        Income tax payments were $169 million, $132 million and $168 million during fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $81.7 million as of February 2, 2002. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign countries. The Company intends to periodically make distributions from its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time that they are deemed to be tax efficient. The Company does not anticipate any additional U.S. tax liability above that which has previously been recorded.

NOTE J Employee Benefit Plans

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

Employee Stock Purchase Plan

        The amended Stock Purchase Plan authorizes a total of up to 8.4 million shares of common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's base compensation.

Stock Option Plans

        Under Staples' Equity Incentive Plan, as amended and restated, Staples may use up to 124 million shares of common stock to grant to management and key employees incentive and nonqualified options and Performance Accelerated Restricted Stock ("PARS"). As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired, however, unexercised options under this plan remain outstanding. Options have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

        Under Staples' Director Stock Option Plan, as amended and restated, Staples may use up to 3.4 million shares of common stock to grant options and PARS to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples common stock at the date of grant. Options become exercisable in equal annual installments over four years and expire ten years from the date of grant, subject to earlier termination in the event the optionee ceases to serve as a director.

        Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if Staples has accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, 1999, 1998 and 1997: risk-free interest rates ranging from 3.43% to 6.69%; expected dividend yield of zero; volatility factor of the expected market price of Staples stock of .30 for fiscal year 1996, .35 for fiscal year 1997, .36 for fiscal year 1998, .41 for fiscal year 1999, .43 for fiscal year 2000 and .37 for fiscal year 2001; and a weighted-average expected life of the option of 4.0 years for the 1987 Plan and the Equity Incentive Plan and 2.0 to 5.0 years for the Director Plan. For Staples.com Stock, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and the 26 weeks ending August 4, 2001: risk-free interest rates ranging from 4.72% to 6.67%; volatility factor of the expected market price of Staples.com Stock of 0.00 for fiscal years 1999, 2000 and 2001; and a weighted-average expected life of the option of 2.0 to 5.0 years for 1999 and 4.0 years for 2000 and 2001.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of FAS 123's disclosure requirements, the amended Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information follows (in thousands except for per share information):

Staples Inc. Stock:

	26 Weeks Ended February 2, 2002	39 Weeks Ended October 30, 1999
Pro forma net income	$165,610	$172,232
Pro forma basic earnings per common share	$0.36	$0.37
Pro forma diluted earnings per common share	$0.36	$0.36

Staples RD and Staples.com Stock:

	26 Weeks Ended August 4, 2002		Fiscal Year Ended February 3, 2001		13 Weeks Ended January 29, 2000
	Staples RD	Staples.com	Staples RD	Staples.com	Staples RD	Staples.com
Pro forma net income (loss)	$55,705	$(445)	$25,972	$(12,959)	$105,780	$(762)
Pro forma basic earnings (loss) per common share	$0.12	$(0.06)	$0.06	$(0.95)	$0.23	$(0.09)
Pro forma diluted earnings (loss) per common share	$0.12	$(0.06)	$0.06	$(0.95)	$0.22	$(0.09)

        Information with respect to Staples' stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 30, 1999	40,390,383	$11.58
Granted	12,657,141	19.84
Exercised	(8,391,072)	6.27
Canceled	(2,193,966)	17.07

Outstanding at January 29, 2000	42,462,486	$14.83
Granted	19,001,393	14.11
Exercised	(4,762,363)	6.40
Canceled	(4,930,914)	18.79

Outstanding at February 3, 2001	51,770,602	$14.60
Granted	10,749,078	13.70
Exercised	(5,554,743)	6.80
Canceled	(5,702,358)	17.96

Outstanding at February 2, 2002	51,262,579	$15.35

        The following table summarizes information concerning currently outstanding and exercisable options for Staples common stock:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $ 7.39	5,269,319	4.09	$4.83	5,269,279	$4.83
$7.42 – $10.28	7,091,330	4.74	$9.35	7,091,330	$9.35
$10.44 – $14.06	7,215,537	7.99	$13.12	3,014,566	$12.98
$14.08 – $14.62	6,927,575	9.40	$14.61	57,589	$14.19
$14.69 – $15.38	8,770,211	8.55	$15.17	3,112,117	$15.20
$15.38 – $20.00	1,760,970	8.67	$17.54	513,329	$17.31
$20.08 – $20.08	8,092,045	6.41	$20.08	6,929,545	$20.08
$20.19 – $30.94	6,079,947	7.31	$28.11	1,123,844	$24.69
$31.63 – $31.63	2,750	7.41	$31.63	1,128	$31.63
$33.56 – $33.56	52,895	7.12	$33.56	1,963	$33.56

$0.00 – $33.56	51,262,579	7.12	$15.35	27,114,690	$13.09

        The weighted-average fair values of options granted during fiscal years 2001, 2000 and 1999 were $5.32, $5.54 and $10.70, respectively. The number of exercisable shares were 27.1 million shares of Staples Stock at February 2, 2002, 18.1 million shares of Staples RD Stock and 7.9 million shares of Staples.com Stock at February 3, 2001 and 14.1 million shares of Staples RD Stock and 5.3 million shares of Staples.com Stock at January 29, 2000.

Performance Accelerated Restricted Stock ("PARS")

        PARS are shares of Staples common stock granted to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (e.g. they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other Staples shares.

        As of February 2, 2002, Staples had 790,000, 590,000 and 530,000 shares of Staples common stock PARS that were issued during fiscal years 2001, 2000 and 1999, respectively. Staples common stock PARS issued in fiscal year 2001 have a weighted average fair value of $13.65 and initially vest on February 1, 2006 or will accelerate on May 1, 2003, 2004 or 2005. Staples common stock PARS issued in fiscal year 2000 have a weighted average fair value of $14.19 and initially vest on February 1, 2005 or will accelerate on May 1, 2003 or 2004. Staples common stock PARS issued in fiscal year 1999 have a weighted average fair value of $21.40 and initially vest on February 1, 2004 or will accelerate on May 1, 2003. Acceleration is contingent upon attainment of certain compound annual earnings per share targets.

        In connection with the issuance of the PARS, Staples included $3.6 million, $4.3 million and $14.8 million in compensation expense for fiscal years 2001, 2000 and 1999, respectively.

Employees' 401(k) Savings Plan

        Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2.5 million shares of common stock to these plans. The 401(k) Plan is available to all employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board. In connection with these plans, Staples included approximately $6 million, $5 million and $4 million in expense for fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

NOTE K Stockholders' Equity

        From November 1999 through August 27, 2001, the Company's Certificate of Incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock") and intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock") and intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consisted of all of the Company's non internet businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock ("Staples, Inc. Stock") and by reclassifying each share of Staples RD Stock into one share of Staples, Inc. Stock (the "Recapitalization").

        On March 7, 2000, the Board approved a recapitalization effected through a one-for-two reverse stock split of Staples.com Stock, effective on April 5, 2000. The financial statements for fiscal years 2000 and 1999 have been retroactively restated to give the effect of the reverse stock split.

        The Board has approved a stock repurchase program intended to provide shares for employee stock programs. Under this program, Staples repurchased approximately $17.7 million of Staples, Inc. Stock during fiscal year 2001. Staples repurchased approximately $183 million of Staples RD Stock during fiscal year 2000, including the purchase of 2.6 million shares for approximately $78.7 million to settle an equity forward purchase agreement entered into on July 2, 1999 to hedge against price fluctuations for the repurchase of Staples RD Stock. During fiscal year 2000, Staples also purchased treasury stock of $3 million from employees and directors to fund the income taxes incurred by those employees and directors associated with the vesting of PARS. Staples repurchased approximately $7.3 million and $23.1 million of Staples.com Stock related to private placements and Board of Director repurchases in fiscal years 2001 and 2000, respectively, and Staples also used $1.1 million in fiscal year 2001 and $2.2 million in fiscal year 2000 to repurchase stock from former employees.

        At February 2, 2002, 83.9 million shares of common stock were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

NOTE L Computation of Earnings per Common Share

        Subsequent to the Recapitalization and prior to November 1999, the Company calculates earnings per share for a single class of stock, Staples, Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the six months ended February 2, 2002 and the nine months ended October 30, 1999. Prior to the Recapitalization and subsequent to October 1999, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the six months ended August 4,

2001, the fiscal year ended February 3, 2001 and the three months ended January 29, 2000. (Amounts in thousands, except per share data):

	26 Weeks Ended February 2, 2002	26 Weeks Ended August 4, 2001		Fiscal Year Ended February 3, 2001
	Staples, Inc.	Staples RD	Staples.com	Staples RD	Staples.com
Numerator:
Net income (loss)	$185,110	$79,740	$120	$71,197	$(11,485)
Denominator:
Denominator for basic earnings per common share—weighted-average shares	460,362	455,399	7,980	454,490	13,665
Effect of dilutive securities:
Incremental and windfall shares	6,129	5,980	1,839	6,301	—

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	466,491	461,379	9,819	460,791	13,665
Basic earnings (loss) per common share	$0.40	$0.18	$0.01	$0.16	$(0.84)

Diluted earnings (loss) per common share	$0.40	$0.17	$0.01	$0.15	$(0.84)

	13 Weeks Ended January 29, 2000		39 Weeks Ended October 30, 1999
	Staples RD	Staples.com	Staples, Inc.
Numerator:
Net income (loss)	$120,127	$(730)	$195,591
Denominator:
Denominator for basic earnings per common share—weighted-average shares	455,991	8,054	461,934
Effect of dilutive securities:
Incremental and windfall shares	11,077	—	13,125

Denominator for diluted earnings per common share—adjusted weighted-average shares and assumed conversions	467,068	8,054	475,059
Basic earnings (loss) per common share	$0.26	$(0.09)	$0.42

Diluted earnings (loss) per common share	$0.26	$(0.09)	$0.41

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 17.5 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 2, 2002; options to purchase 15.8 million shares of Staples RD Stock and 3.7 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended August 4, 2001; options to purchase 20.3 million shares of Staples RD Stock and 6.7 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share in fiscal year 2000; options to purchase 7.6 million shares of Staples RD Stock and 5.3 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended January 29, 2000; and options to purchase 1.6 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the 39 weeks ended October 30, 1999.

NOTE M Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and supplies directly to customers throughout the United Kingdom and Germany.

        Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes and other charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

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

        The following is a summary of significant accounts and balances by reportable segment for fiscal years 2001, 2000 and 1999. (Amounts in thousands):

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Sales:
North American Retail	$6,914,219	$7,001,339	$5,996,072
North American Delivery	3,008,618	2,779,921	2,276,720
European Operations	796,356	717,069	484,031

Total	$10,719,193	$10,498,329	$8,756,823
Divested Businesses	25,180	175,342	179,986

Consolidated	$10,744,373	$10,673,671	$8,936,809

Business Unit Income:
North American Retail	$321,364 (1)	$427,954	$436,194
North American Delivery	205,630	112,100	151,528
European Operations	(6,584)	(24,378)	(43,651)

Total	$520,410	$515,676	$544,071
Divested Businesses	(1,537)	(27,833)	(10,596)

Consolidated	$518,873	$487,843	$533,475

(1) Includes a $7.4 million charge for the write-down of inventory at 31 stores to be closed in the first quarter of 2002.
Depreciation & Amortization:
North American Retail	$172,612	$150,184	$124,119
North American Delivery	51,946	48,883	32,666
European Operations	24,407	20,101	13,556

Total	$248,965	$219,168	$170,341
Divested Businesses	—	4,342	2,317

Consolidated	$248,965	$223,510	$172,658

Capital Expenditures:
North American Retail	$218,504	$293,314	$266,731
North American Delivery	75,246	92,034	54,804
European Operations	46,368	61,320	30,982

Total	$340,118	$446,668	$352,517
Divested Businesses	—	3,549	2,564

Consolidated	$340,118	$450,217	$355,081

        The following is a reconciliation of business unit income to income before income taxes for fiscal years ended 2001, 2000 and 1999. (Amounts in thousands):

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
Total business unit income	$518,873	$487,843	$533,475
Asset impairment and other charges	(10,717)	(205,750)	—
Store closure (charge)/credit	(50,092)	7,250	—
Interest and other expense, net	(27,219)	(45,158)	(17,101)

Income before income taxes	$430,845	$244,185	$516,374

	February 2, 2002	February 3, 2001
Assets:
N. American Retail	$2,885,343	$2,847,667
North America Delivery	781,552	666,561
European Operations	527,696	483,577

Total	4,194,591	3,997,805
Divested Business	—	54,756

Consolidated	4,194,591	4,052,561
Elimination of intercompany receivables	(101,556)	(68,638)

Total consolidated assets	$4,093,035	$3,983,923

Geographic Information:

Sales	Year Ended February 2, 2002	Year Ended February 3, 2001
North America	$9,948,017	$9,956,602
Europe	796,356	717,069

Consolidated Total	$10,744,373	$10,673,671

Long-lived Assets	February 2, 2002	February 3, 2001
North America	$1,361,558	$1,323,848
Europe	275,469	273,809

Consolidated Total	$1,637,027	$1,597,657

NOTE N Guarantor Subsidiaries

        Under the terms of the Company's Senior Notes, certain subsidiaries guarantee repayment of the debt. The Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data is presented for the holders of the Senior Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of February 2, 2002 and February 3, 2001 and for the years ended February 2, 2001, February 3, 2001 and January 29, 2000. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantor Subsidiaries, however, would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$226,342	$53,809	$114,673	$—	$394,824
Merchandise inventories	(2,637)	1,089,877	372,552	—	1,459,792
Other current assets and intercompany	22,402	305,504	975,115	(754,810)	548,211

Total current assets	246,107	1,449,190	1,462,340	(754,810)	2,402,827
Net property, equipment and other assets	731,717	985,107	603,803	(630,419)	1,690,208

Total assets	$977,824	$2,434,297	$2,066,143	$(1,385,229)	$4,093,035

Total current liabilities	$90,507	$251,663	$604,440	$649,089	$1,595,699
Total long-term liabilities	153,947	269,207	20,008	—	443,162
Total stockholders' equity	733,370	1,913,427	1,441,695	(2,034,318)	2,054,174

Total liabilities and stockholders' equity	$977,824	$2,434,297	$2,066,143	$(1,385,229)	$4,093,035

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$142,825	$52,055	$68,680	$—	$263,560
Merchandise inventories	1,721	1,255,041	382,936	—	1,639,698
Other current assets and intercompany	399,328	763,320	718,795	(1,428,590)	452,853

Total current assets	543,874	2,070,416	1,170,411	(1,428,590)	2,356,111
Net property, equipment and other assets	593,669	979,477	1,097,649	(1,042,983)	1,627,812

Total assets	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

Total current liabilities	$294,452	$1,043,874	$537,627	$(164,674)	$1,711,279
Total long-term liabilities	251,750	243,314	28,156	—	523,220
Total stockholders' equity	591,341	1,762,705	1,702,277	(2,306,899)	1,749,424

Total liabilities and stockholders' equity	$1,137,543	$3,049,893	$2,268,060	$(2,471,573)	$3,983,923

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,882,153	$2,862,220	$10,744,373
Cost of goods sold and occupancy costs	702	6,032,625	2,140,553	8,173,880

Gross profit	(702)	1,849,528	721,667	2,570,493
Operating and other expenses	23,050	1,582,170	534,428	2,139,648

Income before income taxes	(23,752)	267,358	187,239	430,845
Income tax expense	—	(106,901)	(58,974)	(165,875)

Net income/(loss)	$(23,752)	$160,457	$128,265	$264,970

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,826,541	$2,847,130	$10,673,671
Cost of goods sold and occupancy costs	757	5,960,871	2,135,538	8,097,166

Gross profit	(757)	1,865,670	711,592	2,576,505
Operating and other expenses	88,812	1,680,241	563,267	2,332,320

Income before income taxes	(89,569)	185,429	148,325	244,185
Income tax benefit (expense)	3,224	(124,629)	(63,068)	(184,473)

Net income/(loss)	$(86,345)	$60,800	$85,257	$59,712

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$6,633,780	$2,303,029	$8,936,809
Cost of goods sold and occupancy costs	1,152	4,999,326	1,721,085	6,721,563

Gross profit	(1,152)	1,634,454	581,944	2,215,246
Operating and other expenses	29,269	1,236,117	433,486	1,698,872

Income before income taxes	(30,421)	398,337	148,458	516,374
Income tax benefit (expense)	(168,841)	2,293	(34,838)	(201,386)

Net income/(loss)	$(199,262)	$400,630	$113,620	$314,988

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$310,570	$200,026	$174,203	$684,799
Investing Activities:
Acquisition of property, equipment and lease rights	(37,548)	(189,888)	(115,250)	(342,686)
Other	26,939	—	—	26,939

Cash used in investing activities	(10,609)	(189,888)	(115,250)	(315,747)
Financing Activities:
Payments on borrowings	(784,471)	—	(15,723)	(800,194)
Other	568,027	(8,384)	7,960	567,603

Cash used in financing activities	(216,444)	(8,384)	(7,763)	(232,591)
Effect of exchange rate changes on cash	—	—	(5,197)	(5,197)

Net increase in cash	83,517	1,754	45,993	131,264
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$226,342	$53,809	$114,673	$394,824

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$242,661	$340,281	$108,756	$691,698
Investing Activities:
Acquisition of property, equipment and lease rights	(43,208)	(310,422)	(96,803)	(450,433)
Other	(50,117)	—	126	(49,991)

Cash used in investing activities	(93,325)	(310,422)	(96,677)	(500,424)
Financing Activities:
Payments on borrowings	(2,741,431)	(2,481)	(9,821)	(2,753,733)
Other	2,711,343	—	7,700	2,719,043

Cash used in financing activities	(30,088)	(2,481)	(2,121)	(34,690)
Effect of exchange rate changes on cash	—	—	(3,507)	(3,507)

Net increase in cash	119,248	27,378	6,451	153,077
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$142,825	$52,055	$68,680	$263,560

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 29, 2000
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(215,203)	$286,024	$228,704	$299,525
Investing Activities:
Acquisition of property, equipment and lease rights	(38,216)	(277,695)	(39,719)	(355,630)
Other	(23,780)	—	(229,620)	(253,400)

Cash used in investing activities	(61,996)	(277,695)	(269,339)	(609,030)
Financing Activities:
Payments on borrowings	(1,262,857)	—	(45,454)	(1,308,311)
Other	1,344,207	—	24,573	1,368,780

Cash provided by (used in) financing activities	81,350	—	(20,881)	60,469
Effect of exchange rate changes on cash	—	—	1,526	1,526

Net (decrease) increase in cash	(195,849)	8,329	(59,990)	(247,510)
Cash and cash equivalents at beginning of period	219,426	16,348	122,219	357,993

Cash and cash equivalents at end of period	$23,577	$24,677	$62,229	$110,483

NOTE O Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal Year Ended February 2, 2002
Sales	$2,667,076	$2,314,229	$2,833,861	$2,929,207
Gross Profit	616,607	549,730	687,137	717,019
Net income	39,507	40,353	91,312	93,798
Net income attributed to Staples, Inc. Stock			91,312	93,798
Net income attributed to Staples RD Stock	39,683	40,057
Net income (loss) attributed to Staples.com Stock	(176)	296
Basic earnings (loss) per common share—(4)
—Staples, Inc. Stock			$0.20	$0.20
—Staples RD Stock	$0.09	$0.09
—Staples.com Stock	$(0.02)	$0.04
Diluted earnings (loss) per share—(4)
—Staples, Inc. Stock			$0.20	$0.20
—Staples RD Stock	$0.09	$0.09
—Staples.com Stock	$(0.02)	$0.03
	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(3)
Fiscal Year Ended February 3, 2001
Sales	$2,555,786	$2,201,297	$2,801,769	$3,114,819
Gross Profit	609,647	546,664	676,283	743,911
Net income	44,167	42,559	84,661	(111,675)
Net income attributed to Staples RD Stock	47,009	44,571	86,039	(106,422)
Net loss attributed to Staples.com Stock	(2,842)	(2,012)	(1,378)	(5,253)
Basic earnings (loss) per common share—
—Staples RD Stock	$0.10	$0.10	$0.19	$(0.23)
—Staples.com Stock	$(0.21)	$(0.14)	$(0.10)	(0.41)
Diluted earnings (loss) per share—
—Staples RD Stock	$0.10	$0.10	$0.19	$(0.23)
—Staples.com Stock	$(0.21)	$(0.14)	$(0.10)	$(0.41)
(1)
Results of operations for this period include a store closure charge of $50.1 million (30.8 million after taxes) related to the closing of 31 underperforming stores (see Note D), a $7.4 million ($4.6 million after taxes) charge to gross profit related to inventory write-downs to net realizable value for the closing stores, and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and fulfillment center and call center closures (see Note C).

(2)
Results of operations for this period include a $7.3 million ($4.3 million after taxes) store closure credit (see Note D).

(3)
Results of operations for this period include $206 million of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies (see Note C).

(4)
Historical earnings per share is omitted for the third and fourth quarter of fiscal year 2001 for Staples RD Stock and Staples.com Stock as a result of the approval of the Recapitalization (see Note L).

EXHIBIT INDEX

EXHIBIT			DESCRIPTION OF EXHIBIT
3.1	(1)	—	Restated Certificate of Incorporation of the Company, as amended
3.2	(3)	—	Amended and Restated By-laws of the Company
4.1	(5)	—	Rights Agreement, dated as of October 25, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C.
4.2	(10)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.3	(7)	—	First Supplemental Indenture (Senior Notes), dated as of August 12, 1997, by and among the Company, Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and Marine Midland Bank.
4.4	(6)	—	Indenture, dated as of November 15, 1999, for the 150,000,000 euro 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank.
10.1*		—	Amended and Restated 1990 Director Stock Option Plan
10.2	(2)*	—	Amended and Restated 1992 Equity Incentive Plan
10.3	(8)*	—	1997 United Kingdom Company Share Option Scheme
10.4	(8)*	—	Executive Officer Incentive Plan
10.5	(9)	—	Revolving Credit Agreement, dated as of November 13, 1997, between the Company and BankBoston, N.A. and the banks named therein
10.6		—	Revolving Credit Agreement, dated as of June 25, 2001, by and among the Company, Fleet National Bank and the banks named therein.
10.7	(4)	—	Receivables Purchase Agreement, dated as of October 27, 2000, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.
10.8	(5)*	—	Form of Agreement Not To Compete signed by executive officers of the Company
10.9	(12)*	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.10	(11)*	—	Form of Severance Benefits Agreement signed by executive officers of the Company
10.11	(5)	—	Line of Credit and Guaranty Agreement, dated December 6, 1999, between the Company and Boston Safe Deposit &Trust Company
10.12	(5)	—	Line of Credit and Guaranty Agreement, dated January 25, 2000, between the Company and Boston Safe Deposit & Trust Company
21.1		—	Subsidiaries of the Company
23.1		—	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-76360).
(2)
Incorporated by reference from the Proxy Statement filed on April 6, 2001.
(3)
Incorporated by reference from the Form 10-K for the fiscal year ended February 3, 2001.
(4)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 28, 2000.
(5)
Incorporated by reference from the Form 10-K for the fiscal year ended January 29, 2000.
(6)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 30, 1999.
(7)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 2, 1998.
(8)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
(9)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.
(10)
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).
(11)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.
(12)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
*
A management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) or 14(c) of Form 10-K.

D-1

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
RETAIL STORES
DISTRIBUTION CENTERS
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risks
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
  APPENDIX A
FINANCIAL HIGHLIGHTS
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
EXHIBIT INDEX