Form 10-Q
period 2002-05-04
STAPLES INC
filed 2002-05-28
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 4, 2002

Commission File Number: 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2896127 (IRS Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA 01702
(Address of principal executive office and zip code)

508-253-5000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The registrant had 467,530,283 shares of Staples common stock outstanding as of May 22, 2002.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
May 4, 2002

TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Part II—Other Information	21
Signature	22

PART I—FINANCIAL INFORMATION

ITEM 1.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	May 4, 2002 (Unaudited)	February 2, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$487,756	$394,824
Merchandise inventories	1,480,162	1,459,792
Receivables, net	331,529	338,581
Deferred income taxes	110,861	117,560
Prepaid expenses and other current assets	86,393	92,070

Total current assets	2,496,701	2,402,827
Property and Equipment:
Land and buildings	440,544	433,569
Leasehold improvements	572,492	552,250
Equipment	845,287	820,053
Furniture and fixtures	424,037	406,565

Total property and equipment	2,282,360	2,212,437
Less accumulated depreciation and amortization	915,933	853,685

Net property and equipment	1,366,427	1,358,752
Other Assets:
Lease acquisition costs, net of amortization	53,405	54,557
Goodwill, net of amortization	223,718	223,718
Other	53,317	53,181

Total other assets	330,440	331,456

	$4,193,568	$4,093,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$922,136	$935,442
Accrued expenses and other current liabilities	611,958	655,274
Debt maturing within one year	6,699	4,983

Total current liabilities	1,540,793	1,595,699
Long-Term Debt	356,777	350,225
Deferred Tax Liability	3,386	6,738
Other Long-Term Obligations	90,147	86,199
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value, 2,100,000,000 shares authorized; issued 495,187,848 shares at May 4, 2002 and 491,564,105 shares at February 2, 2002	297	295
Additional paid-in capital	1,408,293	1,364,355
Cumulative foreign currency translation adjustments	(16,163)	(27,129)
Retained earnings	1,366,860	1,272,991
Less: Staples, Inc. treasury stock at cost, 27,723,775 shares at May 4, 2002, and 27,569,880 shares at February 2, 2002	(556,822)	(556,338)

Total stockholders' equity	2,202,465	2,054,174

	$4,193,568	$4,093,035

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended
	May 4, 2002	May 5, 2001
Sales	$2,744,766	$2,667,076
Cost of goods sold and occupancy costs	2,084,848	2,050,469

Gross profit	659,918	616,607
Operating and other expenses:
Operating and selling	445,610	427,424
Pre-opening	1,886	5,176
General and administrative	107,084	109,889
Amortization of goodwill	—	1,646
Interest and other expense, net	2,372	8,233

Total operating and other expenses	556,952	552,368

Income before income taxes	102,966	64,239
Income tax expense	9,097	24,732

Net income	$93,869	$39,507

Net income attributed to:
Staples, Inc. Stock	$93,869	$—
Staples RD Stock	—	39,683
Staples.com Stock	—	(176)

	$93,869	$39,507

Basic earnings per common share:
Staples, Inc. Stock	$0.20	$—

Staples RD Stock	$—	$0.09

Staples.com Stock	$—	$(0.02)

Diluted earnings per common share:
Staples, Inc. Stock	$0.20	$—

Staples RD Stock	$—	$0.09

Staples.com Stock	$—	$(0.02)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	(Unaudited) 13 Weeks Ended
	May 4, 2002	May 5, 2001
Operating Activities:
Net income	$93,869	$39,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,117	58,558
Tax benefit from worthless stock deduction	(29,000)	—
Deferred tax expense (benefit)	7,349	(6,285)
Other	11,551	9,138
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
(Increase) Decrease in merchandise inventories	(11,472)	43,600
Decrease (Increase) in receivables	9,101	(25,307)
Decrease (Increase) in prepaid expenses and other assets	5,942	(14,855)
Decrease in accounts payable, accrued expenses and other current liabilities	(24,158)	(167,606)
Increase in other long-term obligations	3,428	2,618

	35,858	(100,139)

Net cash provided by (used in) operating activities	129,727	(60,632)
Investing Activities:
Acquisition of property and equipment	(62,944)	(88,332)
Other	(276)	(501)

Net cash used in investing activities	(63,220)	(88,833)
Financing Activities:
Proceeds from sale of capital stock	24,415	5,095
Proceeds from borrowings	1,425	323,110
Payments on borrowings	(677)	(304,432)
Increase in retained securitized accounts receivable	—	(86,109)
Purchase of treasury stock	(484)	(7,366)

Net cash provided by (used in) financing activities	24,679	(69,702)
Effect of exchange rate changes on cash	1,746	(2,545)
Net increase (decrease) in cash and cash equivalents	92,932	(221,712)
Cash and cash equivalents at beginning of period	394,824	263,560

Cash and cash equivalents at end of period	$487,756	$41,848

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Basis of Presentation

        The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" or "the Company"). These financial statements are for the period covering the thirteen weeks ending May 4, 2002 (also referred to as the "first quarter of 2002") and the period covering the thirteen weeks ending May 5, 2001 (also referred to as the "first quarter of 2001"). All intercompany accounts and transactions are eliminated in consolidation.

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B—Comprehensive Income

        Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity. During the first quarter of 2002, total comprehensive income amounted to $105 million compared to approximately $46 million for the first quarter of 2001. The change in comprehensive income is primarily due to a fluctuation in income.

Note C—Goodwill

        Effective February 3, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. SFAS 142 prescribes a two-step process for impairment testing of goodwill. The first step, required to be completed by August 3, 2002, identifies potential goodwill impairment; while the second step (if necessary), required to be completed by February 1, 2003, measures the amount of impairment. The Company is in the process of completing the first step of its transitional goodwill impairment testing. Management does not believe that the results of this impairment testing will have a material impact on Staples' overall financial position or results of operations.

        Reported earnings per share for the thirteen weeks ended May 4, 2001 would not change on a proforma basis by the exclusion of goodwill amortization. A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands):

	13 Weeks Ended
	May 4, 2002	May 5, 2001
Reported net earnings	$93,869	$39,507
Add: Goodwill amortization	—	1,646

Adjusted net earnings	$93,869	$41,153

Note D—Asset Impairment and Other Charges

        During the fourth quarter of 2001, Staples committed to a plan related to workforce reductions and fulfillment and call center closures. As a result, the Company recognized a charge totaling $10.7 million for severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers, and for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in our North American Delivery segment. The following is a rollforward of the charges utilized during the first quarter of 2002.

	Balance at February 2, 2002	Charges utilized	Balance at May 4, 2002
Severance	$6,798	$(2,776)	$4,022
Lease terminations	1,793	(44)	1,749

	$8,591	$(2,820)	$5,771

Asset write-offs	2,126

	$10,717

Note E—Store Closure Charge

Fiscal Year 2001 Store Closure Charge:

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms. The following is a rollforward of the 2001 store closure charges utilized during the first quarter of 2002 (in thousands):

	Balance at February 2, 2002	Charges utilized	Balance at May 4, 2002
Lease terminations	$31,543	$(135)	$31,408
Severance	621	(189)	432
Legal and settlement costs	5,484	—	5,484

	$37,648	$(324)	$37,324

Asset write-offs	12,444

	$50,092

Fiscal Year 1998 Store Closure Charge:

        In December 1998, Staples committed to a plan to close and relocate stores which could not be expanded and upgraded to the Company's current store model and recorded a charge of $49.7 million. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan due to changes in market conditions. Accordingly, the Company reversed a portion of the charge in the amount of $7.3 million relating to the stores that the Company did not close. During the first quarter of 2002, the Company charged $2.0 million of costs to accruals established at the time of the charge. At May 4, 2002, Staples had $13.2 million in accrued expenses and other current liabilities related to the net future lease obligations, fees and other expenses related to the store closures. Management believes that the remaining accruals will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms.

Note F—Income Taxes

        In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes in the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Note G—Computation of Earnings Per Common Share

        From November 1999 through August 2001, the Company's Certificate of Incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock") intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock") intended to track the performance of Staples Retail and Delivery ("Staples RD"), which consisted of all of the Company's non e-commerce businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock ("Staples, Inc. Stock") and by reclassifying each share of Staples RD Stock into one share of Staples, Inc. Stock (the "Recapitalization").

        Subsequent to the Recapitalization and prior to November 1999, the Company calculates earnings per share for a single class of stock, Staples Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the thirteen weeks ended May 4, 2002. Prior to the Recapitalization and subsequent to October 1999, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the thirteen weeks ended May 5, 2001. (Amounts in thousands, except per share data):

	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001
	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$93,869	$39,683	$(176)
Denominator:
Denominator for basic earnings per common share—
weighted-average shares	463,854	454,793	8,531
Effect of dilutive securities:
Incremental and windfall shares	7,974	6,737	—

Denominator for diluted earnings per common share	471,828	461,530	8,531
Basic earnings per common share	$0.20	$0.09	$(0.02)

Diluted earnings per common share	$0.20	$0.09	$(0.02)

Note H—Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom and Germany. Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes and other charges. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        The following is a summary of Sales and Business Unit Income/(Loss) by reportable segment for the first quarters of 2002 and 2001 (in thousands):

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Sales:
N. American Retail	$1,726,893	$1,706,101
N. American Delivery	811,991	743,689
European Operations	205,882	192,106

Total Reportable Segments	$2,744,766	$2,641,896
Divested Business(1)	—	25,180

Consolidated	$2,744,766	$2,667,076

Business Unit Income/(Loss):
N. American Retail	$59,218	$38,725
N. American Delivery	47,734	38,694
European Operations	(1,614)	(3,410)

Total Reportable Segments	$105,338	$74,009
Divested Business(1)	—	(1,537)
Interest and other expense, net	(2,372)	(8,233)

Income before income taxes	$102,966	$64,239

(1)
Represents Staples Communications which was sold on April 3, 2001.

Note I—Guarantor Subsidiaries

        Under the terms of the Company's $200 million of senior notes due August 15, 2007 (the "Senior Notes"), certain subsidiaries guarantee repayment of the debt. The Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data is presented for the holders of the Senior Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen weeks ended May 4, 2002 and May 5, 2001. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples, and therefore, condensed consolidated financial information has been provided.

        Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Company's investment in subsidiaries and intercompany balances and transactions.

Note I—Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of May 4, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$357,916	$40,940	$88,900	$—	$487,756
Merchandise inventories	(14,166)	1,123,851	370,477	—	1,480,162
Other current assets	124,658	123,931	280,194	—	528,783

Total current assets	468,408	1,288,722	739,571	—	2,496,701
Net property, equipment and other assets	332,809	980,940	383,118	—	1,696,867
Investment in affiliates and intercompany	1,337,992	1,528,342	1,098,016	(3,964,350)	—

Total assets	$2,139,209	$3,798,004	$2,220,705	$(3,964,350)	$4,193,568

Total current liabilities	$(78,827)	$1,200,507	$419,113	$—	$1,540,793
Long-term liabilities	158,043	270,119	22,148	—	450,310
Intercompany	1,235,636	374,711	309,749	(1,920,096)	—
Total stockholders' equity	824,357	1,952,667	1,469,695	(2,044,254)	2,202,465

Total liabilities and stockholders' equity	$2,139,209	$3,798,004	$2,220,705	$(3,964,350)	$4,193,568

Condensed Consolidating Balance Sheet
As of February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$226,342	$53,809	$114,673	$—	$394,824
Merchandise inventories	(2,637)	1,089,877	372,552	—	1,459,792
Other current assets	111,691	146,543	289,977	—	548,211

Total current assets	335,396	1,290,229	777,202	—	2,402,827
Net property, equipment and other assets	337,657	985,107	367,444	—	1,690,208
Investment in affiliates and intercompany	1,328,427	1,399,598	1,051,238	(3,779,263)	—

Total assets	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

Total current liabilities	$47,520	$1,105,233	$442,946	$—	$1,595,699
Long-term liabilities	153,947	269,207	20,008	—	443,162
Intercompany	1,066,643	387,067	291,235	(1,744,945)	—
Total stockholders' equity	733,370	1,913,427	1,441,695	(2,034,318)	2,054,174

Total liabilities and stockholders' equity	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

Condensed Consolidating Statement of Income
For the thirteen weeks ended May 4, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,000,888	$743,878	$2,744,766
Cost of goods sold and occupancy costs	260	1,525,569	559,019	2,084,848

Gross profit	(260)	475,319	184,859	659,918
Operating and other expenses	2,807	413,406	140,739	556,952

Income/(loss) before income taxes	(3,067)	61,913	44,120	102,966
Income tax benefit (expense)	29,000	(22,348)	(15,749)	(9,097)

Net income	$25,933	$39,565	$28,371	$93,869

Condensed Consolidating Statement of Income
For the thirteen weeks ended May 5, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$1,947,827	$719,249	$2,667,076
Cost of goods sold and occupancy costs	186	1,506,804	543,479	2,050,469

Gross profit	(186)	441,023	175,770	616,607
Operating and other expenses	14,315	404,433	133,620	552,368

Income/(loss) before income taxes	(14,501)	36,590	42,150	64,239
Income tax expense	—	(17,928)	(6,804)	(24,732)

Net income/(loss)	$(14,501)	$18,662	$35,346	$39,507

Condensed Consolidating Statement of Cash Flows
For the thirteen weeks ended May 4, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$112,171	$26,504	$(8,948)	$129,727
Investing Activities:
Acquisition of property and equipment	(4,335)	(38,889)	(19,720)	(62,944)
Other	—	—	(276)	(276)

Cash used in investing activities	(4,335)	(38,889)	(19,996)	(63,220)
Financing Activities:
Payments on borrowings	(677)	—	—	(677)
Other	24,415	(484)	1,425	25,356

Cash provided by (used in) financing activities	23,738	(484)	1,425	24,679
Effect of exchange rate changes on cash	—	—	1,746	1,746

Net increase (decrease) in cash	131,574	(12,869)	(25,773)	92,932
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$357,916	$40,940	$88,900	$487,756

Condensed Consolidating Statement of Cash Flows
For the thirteen weeks ended May 5, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(203,731)	$54,704	$88,395	$(60,632)
Investing Activities:
Acquisition of property and equipment	(13,011)	(59,304)	(16,017)	(88,332)
Other	(250)	—	(251)	(501)

Cash used in investing activities	(13,261)	(59,304)	(16,268)	(88,833)
Financing Activities:
Payments on borrowings	(299,922)	—	(4,510)	(304,432)
Other	328,205	(7,366)	(86,109)	234,730

Cash provided by (used in) financing activities	28,283	(7,366)	(90,619)	(69,702)
Effect of exchange rate changes on cash	—	—	(2,545)	(2,545)

Net decrease in cash	(188,709)	(11,966)	(21,037)	(221,712)
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$(45,884)	$40,089	$47,643	$41,848

ITEM 2.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and
Results of Operations

        Staples' business is comprised of three segments: North American Retail, North American Delivery and European Operations. Staples' North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom and Germany.

        This quarterly report on Form 10-Q and the following management discussion and analysis include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and should be read in conjunction with the Company's financial statements and notes to the consolidated financial statements included in this report. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. These statements discuss, among other matters, expected growth, and future plans and performance. Staples cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. Actual results may differ materially from the plans, intentions or expectations disclosed in the forward-looking statements contained herein because of risks and uncertainties, including but not limited to: Staples' market is highly competitive and Staples may not continue to compete successfully; Staples may be unable to continue to successfully open new stores; Staples' new Dover format store may not be successful; Staples' quarterly operating results are subject to significant fluctuation and are impacted by the extent to which sales in new stores result in the loss of sales in existing stores, the mix of products sold, pricing actions of competitors, the level of advertising and promotional expenses and seasonality; Staples' operating results may be impacted by changes and uncertainty in the economy; Staples' stock price may fluctuate based on market expectations; Staples' growth may continue to strain operations; Staples' European operations may not become profitable; Staples' International operations expose Staples to the unique risks inherent in foreign operations; Staples may be unable to obtain adequate future financing; and those factors discussed in the section entitled "Future Operating Results" on page B-7 of the Company's Annual Report on Form 10-K for the year ending February 2, 2002. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statements contained herein.

Results of Operations

Overall:

        Staples net income for the first quarter of 2002 was $93.9 million or $0.20 per diluted share compared to $39.5 million or $0.09 per diluted share for the first quarter of 2001. The first quarter 2002 results include the benefit of a $29.0 million credit to income tax expense related to the asset impairment charge taken in the fourth quarter of 2000 for Staples Communications (See Note F).

Excluding this credit, net income for the first quarter of 2002 was $64.9 million or $0.14 per diluted share.

        Sales.    Sales for the first quarter of 2002 of $2.74 billion increased 2.9% from the first quarter of 2001 and increased 3.9% excluding the sales of Staples Communications, which was sold during the first quarter of 2001. This growth was driven primarily by sales in our North American Delivery and European Operations segments as well as an increase in the number of stores in our North American Retail segment from the first quarter of 2001. Worldwide comparable sales for the first quarter of 2002 were flat compared to the first quarter of 2001. Comparable sales include stores open for more than one year plus Staples Business Delivery and the Staples catalog business in Europe. Worldwide comparable sales for our retail locations decreased 2% for the first quarter of 2002. Comparable sales for the first quarter of 2002 were negatively impacted by declines in computer and furniture sales. Staples had 1,427 open stores as of May 4, 2002 compared to 1,356 stores as of May 5, 2001 and 1,436 stores as of February 2, 2002. This includes 22 stores opened and 31 stores closed during the first quarter of 2002.

        Gross Profit.    Gross profit as a percentage of sales was 24.0% for the first quarter of 2002 compared to 23.1% for the first quarter of 2001. The increase in the gross profit rate was due to strong margins from an improved sales mix toward higher margin consumable categories.

        Operating and Selling Expenses.    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.2% of sales for the first quarter of 2002 compared to 16.0% in the first quarter of 2001. This increase reflects the impact of our remodel program and an increased investment in our sales force.

        Pre-opening expenses.    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $1.9 million in the first quarter of 2002 from $5.2 million in the first quarter of 2001. This decrease is due to a decrease in the number of stores opened in the first quarter of 2002. Staples opened 22 new stores in the first quarter of 2002 compared to 53 stores in the first quarter of 2001.

        General and Administrative.    General and administrative expenses decreased as a percentage of sales to 3.9% for the first quarter of 2002 compared to 4.1% for the first quarter of 2001. This decrease reflects our aggressive controls over expenses during the first quarter of 2002 as well as the benefit of corporate staff reductions made at the end of fiscal year 2001.

        Amortization of Goodwill.    Goodwill amortization for the first quarter of 2002 was $0 compared to $1.6 million for the first quarter of 2001. During the first quarter of 2002, Staples implemented SFAS 142. Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

        Interest and Other Expense, Net.    Net interest and other expense totaled $2.4 million in the first quarter of 2002 compared to $8.2 million for the first quarter of 2001. Interest and other expense relates primarily to existing borrowings. The decrease in interest expense reflects a decrease in borrowings due to cash generated from operations.

        Income Taxes.    Staples' effective tax rate was 8.8% for the first quarter of 2002 compared to 38.5% for the first quarter of 2001. In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes in the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses. Excluding this credit, Staples' effective tax rate was 37.0% for the first quarter of 2002 compared to 38.5% for the first quarter of 2001.

Segment Results:

(Amounts in thousands)	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001	Increase/ Decrease %
Sales:
North American Retail	$1,726,893	$1,706,101	1%
North American Delivery	811,991	743,689	9%
European Operations	205,882	192,106	7%

Total Reportable Segments	$2,744,766	$2,641,896	4%
Divested Business	—	25,180	(100%)

Consolidated	$2,744,766	$2,667,076	3%

Business Unit Income/(Loss):
North American Retail	$59,218	$38,725	53%
North American Delivery	47,734	38,694	23%
European Operations	(1,614)	(3,410)	53%

Total Reportable Segments	$105,338	$74,009	42%
Divested Business	—	(1,537)	100%

Consolidated	$105,338	$72,472	45%

        North American Retail:    Sales for North American Retail increased 1% for the first quarter of 2002 compared to the first quarter of 2001. This growth was primarily due to the increase in the North American store base to 1,247 open stores as of May 4, 2002 from 1,189 open stores as of May 5, 2001. This growth was offset by a sharp decline in computer sales and continued weakness in furniture sales. Business unit income for North American Retail increased 53% for the first quarter of 2002 compared to the first quarter of 2001 due to strong improvements in gross margin through an improved sales mix. This improvement was partially offset by the operating costs associated with the remodel of 42 stores to our Dover format during the first quarter of 2002.

        North American Delivery:    Sales for North American Delivery increased 9% for the first quarter of 2002 compared to the first quarter of 2001. The sales growth reflects the positive results of Staples' cross-channel marketing between our catalog, websites and retail stores and the continued success of our customer acquisition efforts in our contract stationer and Quill businesses. Business unit income for

North American Delivery increased 23% for the first quarter of 2002 compared to the first quarter of 2001. This income growth is due to our ability to grow sales while controlling costs through more streamlined operations and a reduction in the number of small orders, partially offset by investments in our sales force.

        European Operations:    Sales for European Operations increased 7% for the first quarter of 2002 compared to the first quarter of 2001. The sales growth was due to an increase in the store base by 13 stores, an increase in sales at existing stores and an increase in sales in the delivery businesses. The sales growth for the first quarter of 2002 was negatively impacted by a decrease in European exchange rates to the U.S. dollar from the first quarter of 2001. Business unit loss for European Operations decreased 53% for the first quarter of 2002 compared to the first quarter of 2001, driven by improvements towards profitability in the delivery business.

        Divested Business:    Divested Business represents Staples Communications which was sold on April 3, 2001.

Liquidity and Capital Resources

        Staples traditionally uses a combination of cash generated from operations and debt or equity offerings to fund its expansion and acquisition activities. Staples has also utilized its revolving credit facility to cover seasonal fluctuations in cash flows and to support its various growth initiatives.

        Cash flow from operations was $130 million in the first quarter of 2002 compared to cash used in operations of $60.6 million in the first quarter of 2001. The increase in cash flow from operations is primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $24 million in the first quarter of 2002 compared to a decrease of $168 million in the first quarter of 2001. These fluctuations are primarily due to the timing of vendor settlements. Cash flows from operations also reflects a $46 million increase in cash earnings (net income plus depreciation/amortization and other non-cash expenses) from the first quarter of 2001.

        Cash used in investing activities decreased to $63 million for the first quarter of 2002 compared to $89 million for the first quarter of 2001. This decrease is due to a reduction in the number of stores opened as well as a decrease in investments in information systems. Staples opened 22 new stores in the first quarter of 2002 as compared to 53 new stores in the first quarter of 2001. This decrease was partially offset by the cost of 42 store remodels during the first quarter of 2002.

        Cash provided by financing activities was $24.7 million for the first quarter of 2002 compared to cash used in financing activities of $69.7 million for the first quarter of 2001. This increase is primarily due to a repayment of $86.1 million of the oustanding balance under our accounts receivable securitization program during the first quarter of 2001. A schedule, as of May 4, 2002, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Senior Notes due August 2007	$—	$200,000
Euro Notes due November 2004	—	135,510
Revolver effective through November 2002	350,000	—
364 Day Revolver effective through June 2002	200,000	—
Uncommitted lines of credit	90,000	—
Other lines of credit	47,427	4,391
Capital leases and other notes payable	—	6,096

Total Debt Obligations	$687,427	$345,997

        Staples had $1.3 billion in total cash and available funds through credit agreements at May 4, 2002 which consisted of $687 million of available credit, $488 million of cash and cash equivalents and $102 million available under a receivables securitization agreement. At May 4, 2002, Staples' effective utilization limit under its receivables securitization agreement was $127 million, $25 million of which was utilized. The utilized balance under the receivables securitization agreement is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction in receivables.

        Staples expects to open 93 new stores during the last three quarters of 2002. Staples estimates that its cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. In addition, Staples plans on remodeling approximately 83 stores to its new "Dover" format during the last three quarters of 2002 at a cost of approximately $400,000 per store. Staples also plans to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. Staples currently plans to spend between $240 million and $290 million on capital expenditures during the last three quarters of 2002. Staples may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

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

Critical Accounting Policies

        Staples' financial statements are based on the application of significant accounting policies many of which require management to make significant estimates and assumptions. The Company included a discussion of the more critical judgment areas in the application of its accounting policies in its Annual Report on Form 10-K for the year ended February 2, 2002.

ITEM 3.

STAPLES, INC. AND SUBSIDIARIES

Quantitative and Qualitative Disclosures about Market Risks

        At May 4, 2002, there had not been a material change in any of the market risk information disclosed by Staples in its Annual Report on Form 10-K for the year ended February 2, 2002. More detailed information concerning market risk can be found under the sub-caption "Quantitative and Qualitative Disclosures about Market Risks" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page B-9 of the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

STAPLES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6—Not Applicable

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: May 24, 2002	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

STAPLES, INC. AND SUBSIDIARIES FORM 10-Q May 4, 2002
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