Form 10-Q
period 2002-08-03
STAPLES INC
filed 2002-09-13
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 3, 2002

Commission File Number: 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Identification No.)	04-2896127 (I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

        The registrant had 497,211,357 shares of Staples common stock outstanding as of September 5, 2002.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
August 3, 2002
TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II—Other Information	25
Signature	26
Certifications	27-28

PART I—FINANCIAL INFORMATION

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	August 3, 2002 (Unaudited)	February 2, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$174,880	$394,824
Merchandise inventories	1,696,132	1,459,792
Receivables, net	242,445	338,581
Deferred income taxes	103,406	117,560
Prepaid expenses and other current assets	86,911	92,070

Total current assets	2,303,774	2,402,827
Property and Equipment:
Land and buildings	457,156	433,569
Leasehold improvements	592,299	552,250
Equipment	872,989	820,053
Furniture and fixtures	444,772	406,565

Total property and equipment	2,367,216	2,212,437
Less accumulated depreciation and amortization	976,789	853,685

Net property and equipment	1,390,427	1,358,752
Other Assets:
Lease acquisition costs, net of amortization	52,169	54,557
Goodwill, net of amortization	567,221	223,718
Other	83,209	53,181

Total other assets	702,599	331,456

	$4,396,800	$4,093,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$979,731	$935,442
Accrued expenses and other current liabilities	555,136	655,274
Debt maturing within one year	16,189	4,983

Total current liabilities	1,551,056	1,595,699
Long-Term Debt	459,620	350,225
Deferred Tax Liability	3,541	6,738
Other Long-Term Obligations	89,430	86,199
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value, 2,100,000,000 shares authorized; issued 497,060,316 shares at August 3, 2002 and 491,564,105 shares at February 2, 2002	298	295
Additional paid-in capital	1,436,745	1,364,355
Cumulative foreign currency translation adjustments	(13,482)	(27,129)
Retained earnings	1,426,414	1,272,991
Less: Staples, Inc. treasury stock at cost, 27,728,182 shares at August 3, 2002, and 27,569,880 shares at February 2, 2002	(556,822)	(556,338)

Total stockholders' equity	2,293,153	2,054,174

	$4,396,800	$4,093,035

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Sales	$2,426,475	$2,314,229	$5,171,241	$4,981,305
Cost of goods sold and occupancy costs	1,828,513	1,764,499	3,913,361	3,814,968

Gross profit	597,962	549,730	1,257,880	1,166,337
Operating and other expenses:
Operating and selling	400,006	380,127	845,616	807,551
Pre-opening	2,346	3,971	4,232	9,147
General and administrative	98,698	89,610	205,782	199,499
Amortization of goodwill	—	1,646	—	3,292
Interest and other expense, net	2,381	8,762	4,753	16,995

Total operating and other expenses	503,431	484,116	1,060,383	1,036,484

Income before income taxes	94,531	65,614	197,497	129,853
Income tax expense	34,976	25,261	44,073	49,993

Net income	$59,555	$40,353	$153,424	$79,860

Net income attributed to:
Staples, Inc. Stock	$59,555	$—	$153,424	$—
Staples RD Stock	—	40,057	—	79,740
Staples.com Stock	—	296	—	120

	$59,555	$40,353	$153,424	$79,860

Basic earnings per common share:
Staples, Inc. Stock	$0.13	$—	$0.33	$—

Staples RD Stock	$—	$0.09	$—	$0.18

Staples.com Stock	$—	$0.04	$—	$0.01

Diluted earnings per common share:
Staples, Inc. Stock	$0.13	$—	$0.32	$—

Staples RD Stock	$—	$0.09	$—	$0.17

Staples.com Stock	$—	$0.03	$—	$0.01

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	(Unaudited) 26 Weeks Ended
	August 3, 2002	August 4, 2001
Operating Activities:
Net income	$153,424	$79,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	128,326	119,319
Tax benefit from worthless stock deduction	(29,000)	—
Deferred tax expense (benefit)	17,274	(7,396)
Other	17,365	11,138
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
Increase in merchandise inventories	(212,653)	(61,438)
Decrease (increase) in receivables	13,899	(56,084)
Decrease (increase) in prepaid expenses and other assets	7,972	(23,711)
Decrease in accounts payable, accrued expenses and other current liabilities	(29,063)	(78,381)
Increase in other long-term obligations	2,909	4,327

	(82,971)	(92,226)

Net cash provided by (used in) operating activities	70,453	(12,366)
Investing Activities:
Acquisition of property and equipment	(133,257)	(183,065)
Acquisition of businesses, net of cash acquired	(383,192)	—
Proceeds from the sale of short-term investments	—	8,938
Purchase of long-term investments	—	(250)
Other	(403)	(446)

Net cash used in investing activities	(516,852)	(174,823)
Financing Activities:
Proceeds from sale of capital stock	43,122	18,252
Proceeds from borrowings	85,568	530,070
Payments on borrowings	(1,097)	(493,634)
Advances (repayments) under accounts receivable securitization agreement	100,000	(61,109)
Purchase of treasury stock	(484)	(7,423)

Net cash provided by (used in) financing activities	227,109	(13,844)
Effect of exchange rate changes on cash	(654)	(2,457)
Net decrease in cash and cash equivalents	(219,944)	(203,490)
Cash and cash equivalents at beginning of period	394,824	263,560

Cash and cash equivalents at end of period	$174,880	$60,070

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A—Basis of Presentation

        The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples" or "the Company"). These financial statements are for the period covering the thirteen and twenty-six weeks ending August 3, 2002 (also referred to as the "second quarter of 2002" and the "first half of 2002") and the period covering the thirteen and twenty-six weeks ending August 4, 2001 (also referred to as the "second quarter of 2001" and the "first half of 2001"). All intercompany accounts and transactions are eliminated in consolidation.

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

Note B—Comprehensive Income

        Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity. During the second quarter of 2002 and the first half of 2002, total comprehensive income amounted to $62.2 million and $167.1 million, respectively, compared to approximately $28.2 million and $74.6 million for the corresponding periods in 2001. The change in comprehensive income is primarily due to a fluctuation in income as well as a fluctuation in currency translation adjustments.

Note C—Goodwill and Intangible Assets

        Effective February 3, 2002, the Company adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step, required to be completed by August 3, 2002, identifies potential goodwill impairment; while the second step (if necessary), required to be completed by February 1, 2003, measures the amount of impairment. The Company completed the first step for its transitional goodwill impairment testing during the second quarter of 2002. No impairment of goodwill was identified as a result of this testing. Accordingly, the second step of the impairment test, absent future indicators of impairment, is not necessary during fiscal year 2002. Staples has selected the fourth quarter to complete its annual impairment test.

        A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Reported net earnings	$59,555	$40,353	$153,424	$79,860
Add: Goodwill amortization, net of tax	—	1,501	—	3,002

Adjusted net earnings	$59,555	$41,854	$153,424	$82,862

        Excluding goodwill amortization, proforma earnings per share would not have changed for the thirteen weeks ended August 4, 2001 and would have increased by less than $0.01 per share for the twenty-six weeks then ended.

Note D—Acquisition

        In accordance with SFAS No. 141, Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001, are not amortized but will be reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives will be amortized on a straight-line basis over their respective useful lives.

        On July 17, 2002, Staples acquired 100 percent of the outstanding shares of Medical Arts Press, Inc. ("MAP") for an aggregate purchase price of $383.2 million, net of cash acquired. The purchase price consisted entirely of cash and cash equivalents. The results of MAP have been included in the consolidated financial statements since that date. MAP will report to Quill and will be included in North American Delivery for segment reporting. MAP is a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. The acquisition of MAP provides an opportunity to expand Staples' product offering, as well as an opportunity to sell traditional office products to MAP's customer base.

        In connection with this acquisition, Staples recorded $343.5 million of goodwill, including a provision for merger related and integration costs of approximately $7.0 million, which was assigned to our North American Delivery segment.

NOTE E—Asset Impairment and Other Charges

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

Delivery segment. The following is a rollforward of the charges utilized during the first half of 2002 (in thousands):

	Balance at February 2, 2002	Charges utilized	Balance at August 3, 2002
Severance	$6,798	$(4,586)	$2,212
Lease terminations	1,793	(59)	1,734

	$8,591	$(4,645)	$3,946

Asset write-offs	2,126

	$10,717

Note F—Store Closure Charge

Fiscal Year 2001 Store Closure Charge:

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms. The following is a rollforward of the 2001 store closure charges utilized during the first half of 2002 (in thousands):

	Balance at February 2, 2002	Charges utilized	Balance at August 3, 2002
Lease terminations	$31,543	$(2,335)	$29,208
Severance	621	(260)	361
Legal and settlement costs	5,484	(548)	4,936

	$37,648	$(3,143)	$34,505

Asset write-offs	12,444

	$50,092

Fiscal Year 1998 Store Closure Charge:

        In December 1998, Staples committed to a plan to close and relocate stores which could not be expanded and upgraded to the Company's current store model and recorded a charge of $49.7 million. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan due to changes in market conditions. Accordingly, the Company reversed a portion of the charge in the amount of $7.3 million relating to the stores that the Company did not close. During the first half of 2002, the Company charged $3.6 million of costs to accruals established at the time of the charge. At August 3, 2002, Staples had $11.6 million in accrued expenses and other current liabilities related to the net future lease obligations, fees and other expenses related to the store closures. Management believes that the remaining accruals will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms.

Note G—Debt and Credit Agreements

        On June 21, 2002, Staples entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaces two existing revolving credit facilities, which provided an aggregate of $550 million in available borrowings and were to expire in 2002. Borrowings made pursuant to the New Credit Facility will bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the EURO rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants which require Staples to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75. As of August 3, 2002, $75 million of borrowings were outstanding under the New Credit Facility.

Note H—Income Taxes

        In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes in the first half of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Note I—Computation of Earnings Per Common Share

        From November 1999 through August 2001, the Company's Certificate of Incorporation included two series of common stock, one designated as Staples.com common stock ("Staples.com Stock") intended to track the performance of Staples.com, the Company's e-commerce business, and the other designated as Staples Retail and Delivery common stock ("Staples RD Stock") intended to track the performance of Staples Retail and Delivery, which consisted of all of the Company's non e-commerce businesses and a retained interest in Staples.com. On August 27, 2001, the Company's stockholders approved a proposal to amend the Company's Certificate of Incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock ("Staples, Inc. Stock") and by reclassifying each share of Staples RD Stock into one share of Staples, Inc. Stock (the "Recapitalization").

        Subsequent to the Recapitalization and prior to November 1999, the Company calculates earnings per share for a single class of stock, Staples, Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the thirteen and twenty-six weeks ended August 3, 2002. Prior to the Recapitalization and subsequent to October 1999, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the thirteen and twenty-six weeks ended August 4, 2001. (Amounts in thousands, except per share data):

	13 Weeks Ended August 3, 2002	13 Weeks Ended August 4, 2001
	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$59,555	$40,057	$296
Denominator:
Denominator for basic earnings per common share—Weighted-average shares	466,507	456,004	7,430
Effect of dilutive securities:
Incremental and windfall shares	6,328	5,223	1,902

Denominator for diluted earnings per common share	472,835	461,227	9,332
Basic earnings per common share	$0.13	$0.09	$0.04

Diluted earnings per common share	$0.13	$0.09	$0.03

	26 Weeks Ended August 3, 2002	26 Weeks Ended August 4, 2001
	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$153,424	$79,740	$120
Denominator:
Denominator for basic earnings per common share—Weighted-average shares	465,181	455,399	7,980
Effect of dilutive securities:
Incremental and windfall shares	7,151	5,980	1,839

Denominator for diluted earnings per common share	472,332	461,379	9,819
Basic earnings per common share	$0.33	$0.18	$0.01

Diluted earnings per common share	$0.32	$0.17	$0.01

Note J—Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage), and Quill. The European Operations segment consists of six operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom and Germany. Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes and other charges ("Business Unit Income/(Loss)"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        The following is a summary of Sales and Business Unit Income/(Loss) by reportable segment for the second quarter and first half of 2002 and the corresponding periods in 2001 (in thousands):

Sales

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
North American Retail	$1,456,129	$1,427,628	$3,183,022	$3,133,729
North American Delivery	780,712	722,668	1,592,703	1,466,357
European Operations	189,634	163,933	395,516	356,039

Total reportable segments	$2,426,475	$2,314,229	$5,171,241	$4,956,125
Divested Business(1)	—	—	—	25,180

Consolidated Sales	$2,426,475	$2,314,229	$5,171,241	$4,981,305

Business Unit Income/(Loss)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
North American Retail	$45,790	$40,129	$105,008	$78,854
North American Delivery	57,145	46,651	104,879	85,345
European Operations	(6,023)	(12,404)	(7,637)	(15,814)

Total reportable segments	$96,912	$74,376	$202,250	$148,385
Divested Business(1)	—	—	—	(1,537)
Interest and other expense, net	(2,381)	(8,762)	(4,753)	(16,995)

Consolidated income before income taxes	$94,531	$65,614	$197,497	$129,853

(1)
Represents Staples Communications which was sold on April 3, 2001.

Note K—Guarantor Subsidiaries

        Under the terms of the Company's $200 million of senior notes due August 15, 2007 (the "Senior Notes"), certain subsidiaries guarantee repayment of the debt. The Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data is presented for the holders of the Senior Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples, and therefore, condensed consolidated financial information has been provided.

        Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of August 3, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$24,307	$89,538	$61,035	$—	$174,880
Merchandise inventories	3,940	1,261,396	430,796	—	1,696,132
Other current assets	110,614	118,340	203,808	—	432,762

Total current assets	138,861	1,469,274	695,639	—	2,303,774
Net property, equipment and other assets	701,062	985,237	406,727	—	2,093,026
Investment in affiliates and intercompany	1,357,730	1,466,335	1,098,516	(3,922,581)	—

Total assets	$2,197,653	$3,920,846	$2,200,882	$(3,922,581)	$4,396,800

Total current liabilities	$67,029	$1,132,307	$351,720	$—	$1,551,056
Long-term liabilities	257,639	270,870	24,082	—	552,591
Intercompany	1,053,432	498,894	431,478	(1,983,804)	—
Total stockholders' equity	819,553	2,018,775	1,393,602	(1,938,777)	2,293,153

Total liabilities and stockholders' equity	$2,197,653	$3,920,846	$2,200,882	$(3,922,581)	$4,396,800

Condensed Consolidating Balance Sheet
As of February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$226,342	$53,809	$114,673	$—	$394,824
Merchandise inventories	(2,637)	1,089,877	372,552	—	1,459,792
Other current assets	111,691	146,543	289,977	—	548,211

Total current assets	335,396	1,290,229	777,202	—	2,402,827
Net property, equipment and other assets	337,657	985,107	367,444	—	1,690,208
Investment in affiliates and intercompany	1,328,427	1,399,598	1,051,238	(3,779,263)	—

Total assets	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

Total current liabilities	$47,520	$1,105,233	$442,946	$—	$1,595,699
Long-term liabilities	153,947	269,207	20,008	—	443,162
Intercompany	1,066,643	387,067	291,235	(1,744,945)	—
Total stockholders' equity	733,370	1,913,427	1,441,695	(2,034,318)	2,054,174

Total liabilities and stockholders' equity	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

Condensed Consolidating Statement of Income
For the 13 weeks ended August 3, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,755,235	$671,240	$2,426,475
Cost of goods sold and occupancy costs	255	1,330,021	498,237	1,828,513

Gross profit	(255)	425,214	173,003	597,962
Operating and other expenses	8,549	357,914	136,968	503,431

Income/(loss) before income taxes	(8,804)	67,300	36,035	94,531
Income tax expense	(29,000)	(1,349)	(4,627)	(34,976)

Net income	$(37,804)	$65,951	$31,408	$59,555

Condensed Consolidating Statement of Income
For the 13 weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,709,963	$604,266	$2,314,229
Cost of goods sold and occupancy costs	182	1,309,490	454,827	1,764,499

Gross profit	(182)	400,473	149,439	549,730
Operating and other expenses	12,660	351,717	119,739	484,116

Income/(loss) before income taxes	(12,842)	48,756	29,700	65,614
Income tax benefit (expense)	498	(12,631)	(13,128)	(25,261)

Net income/(loss)	$(12,344)	$36,125	$16,572	$40,353

Condensed Consolidating Statement of Income
For the 26 weeks ended August 3, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,756,124	$1,415,117	$5,171,241
Cost of goods sold and occupancy costs	515	2,855,591	1,057,255	3,913,361

Gross profit	(515)	900,533	357,862	1,257,880
Operating and other expenses	11,356	771,321	277,706	1,060,383

Income/(loss) before income taxes	(11,871)	129,212	80,156	197,497
Income tax expense	—	(23,697)	(20,376)	(44,073)

Net income/(loss)	$(11,871)	$105,515	$59,780	$153,424

Condensed Consolidating Statement of Income
For the 26 weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,657,791	$1,323,514	$4,981,305
Cost of goods sold and occupancy costs	369	2,816,293	998,306	3,814,968

Gross profit	(369)	841,498	325,208	1,166,337
Operating and other expenses	26,974	756,153	253,357	1,036,484

Income/(loss) before income taxes	(27,343)	85,345	71,851	129,853
Income tax benefit (expense)	498	(30,558)	(19,933)	(49,993)

Net income/(loss)	$(26,845)	$54,787	$51,918	$79,860

Condensed Consolidating Statement of Cash Flows
For the 26 weeks ended August 3, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$71,533	$124,457	$(125,537)	$70,453
Investing Activities:
Acquisition of property and equipment	(7,401)	(88,244)	(37,612)	(133,257)
Acquisition of businesses, net of cash acquired	(383,192)	—	—	(383,192)
Other	—	—	(403)	(403)

Cash used in investing activities	(390,593)	(88,244)	(38,015)	(516,852)
Financing Activities:
Payments on borrowings	(1,097)	—	—	(1,097)
Other	118,122	(484)	110,568	228,206

Cash provided by (used in) financing activities	117,025	(484)	110,568	227,109
Effect of exchange rate changes on cash	—	—	(654)	(654)

Net increase (decrease) in cash	(202,035)	35,729	(53,638)	(219,944)
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$24,307	$89,538	$61,035	$174,880

Condensed Consolidating Statement of Cash Flows
For the 26 weeks ended August 4, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(194,768)	$112,550	$69,852	$(12,366)
Investing Activities:
Acquisition of property and equipment	(19,991)	(109,898)	(53,176)	(183,065)
Other	8,688	—	(446)	8,242

Cash used in investing activities	(11,303)	(109,898)	(53,622)	(174,823)
Financing Activities:
Payments on borrowings	(493,634)	—	—	(493,634)
Other	540,362	(7,423)	(53,149)	479,790

Cash provided by (used in) financing activities	46,728	(7,423)	(53,149)	(13,844)
Effect of exchange rate changes on cash	—	—	(2,457)	(2,457)

Net decrease in cash	(159,343)	(4,771)	(39,376)	(203,490)
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$(16,518)	$47,284	$29,304	$60,070

Note L—New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. Management does not believe the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. Management has not yet determined the effect, if any, of adopting this new Statement.

Note M—Subsequent Events

        On August 13, 2002, the Chief Executive Officer and Chief Financial Officer of Staples, Inc. each filed a "Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings" with the Securities and Exchange Commission ("SEC") as required by Order 4-460 issued by the SEC on June 27, 2002. Each of the Statements was in the form prescribed by the SEC without modification or qualification.

        On August 21, 2002, Staples, Inc. entered into an agreement to purchase the mail order office products business of Guilbert SA, a subsidiary of Pinault Printemps Redoute, a French public company, for approximately 825 million euros plus transaction costs. The mail order business operates in France, Spain, Belgium, the United Kingdom and Italy. Subject to the approval of European authorities, the transaction is expected to be completed in the third quarter of 2002.

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

        The following management discussion and analysis contains forward-looking information and should be read in conjunction with the Company's unaudited interim consolidated financial statements and notes to consolidated financial statements included in this report. Actual results may differ materially from the plans, intentions or expectations disclosed in the forward looking statements made. The Company has included important factors in the "Future Operating Results" section of this report that it believes could cause actual results to differ materially from the forward looking statements made.

Results of Operations

Overall:

        Staples net income for the second quarter of 2002 and the first half of 2002 was $59.6 million or $0.13 per diluted share and $153.4 million or $0.32 per diluted share, respectively, compared to $40.4 million or $0.09 per diluted share and $79.9 million and $0.17 per diluted share, respectively, for the second quarter and first half of 2001. The first half of 2002 results include the benefit of a $29.0 million credit to income tax expense related to the asset impairment charge taken in the fourth quarter of 2000 for Staples Communications (See Note H). Excluding this credit, net income for the first half of 2002 was $124.4 million or $0.26 per diluted share.

        Sales.    Sales for the second quarter of 2002 of $2.43 billion increased 4.9% from the second quarter of 2001. Sales for the first half of 2002 of $5.2 billion increased 3.8% from the first half of 2001. This growth was driven primarily by sales in our North American Delivery and European Operations segments as well as an increase in the number of stores in our North American Retail segment from the first half of 2001. Worldwide comparable sales for the second quarter and first half of 2002 were flat compared to the second quarter and first half of 2001. Comparable sales include stores open for more than one year plus Staples Business Delivery and the Staples catalog business in Europe. Worldwide comparable sales for our retail locations decreased 1% for the second quarter and first half of 2002. The negative comparable sales are primarily due to weaknesses in technology categories, as sales of core office products remained strong. Staples had 1,447 open stores as of August 3, 2002 compared to 1,392 stores as of August 4, 2001 and 1,436 stores as of February 2, 2002. This includes 21 stores opened and 1 store closed during the second quarter of 2002.

        Gross Profit.    Gross profit as a percentage of sales was 24.6% for the second quarter of 2002 and 24.3% for the first half of 2002 compared to 23.8% and 23.4% for the corresponding periods in 2001. The increase in the gross profit rate was primarily due to strong margins from an improved sales mix toward higher margin consumable categories as well as the prior year impact of clearance activities related to our reflow initiative and markdowns on PCs and furniture.

        Operating and Selling Expenses.    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.5% of sales for the second quarter of 2002 and 16.4% for the first half of 2002 compared to 16.4% and 16.2% for the corresponding periods in 2001. This increase reflects the impact of the investment in our sales force.

        Pre-opening expenses.    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by Staples as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $2.3 million in the second quarter of 2002 from $4.0 million in the second quarter of 2001 and to $4.2 million in the first half of 2002 from $9.1 million in the first half of 2001. This decrease is due to a decrease in the number of stores opened in 2002. Staples opened 21 new stores in the second quarter of 2002 compared to 36 in the second quarter of 2001 and 43 new stores in the first half of 2002 compared to 89 in the first half of 2001.

        General and Administrative.    General and administrative expenses increased as a percentage of sales to 4.1% for the second quarter of 2002 and 4.0% for the first half of 2002 compared to 3.9% for the second quarter of 2001 and 4.0% for the first half of 2001. This increase from the second quarter of 2001 reflects an increase in variable compensation associated with employee and management incentive plans.

        Amortization of Goodwill.    Goodwill amortization for the second quarter and first half of 2002 was $0 compared to $1.6 million for the second quarter of 2001 and $3.3 million for the first half of 2001. Beginning February 3, 2002, Staples implemented SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

        Interest and Other Expense, Net.    Net interest and other expense totaled $2.4 million in the second quarter of 2002 and $4.8 million for the first half of 2002 compared to $8.8 million for the second quarter of 2001 and $17.0 million for the first half of 2001. Interest and other expense relates primarily to existing borrowings. The decrease in interest expense reflects a decrease in borrowings due to an increase in cash generated from operations.

        Income Taxes.    Staples' effective tax rate was 37.0% for the second quarter of 2002 and 22.3% for the first half of 2002 compared to 38.5% for the second quarter and first half of 2001. In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes in the first half of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses. Excluding this credit, Staples' effective tax rate was 37.0% for the first half of 2002 compared to 38.5% for the first half of 2001.

Segment Results:

(Amounts in thousands)	13 Weeks Ended August 3, 2002	13 Weeks Ended August 4, 2001	Increase/(Decrease) %
Sales:
North American Retail	$1,456,129	$1,427,628	2%
North American Delivery	780,712	722,668	8%
European Operations	189,634	163,933	16%

Consolidated	$2,426,475	$2,314,229	5%

Business Unit Income/(Loss):
North American Retail	$45,790	$40,129	14%
North American Delivery	57,145	46,651	22%
European Operations	(6,023)	(12,404)	51%

Consolidated	$96,912	$74,376	30%

(Amounts in thousands)	26 Weeks Ended August 3, 2002	26 Weeks Ended August 4, 2001	Increase/(Decrease) %
Sales:
North American Retail	$3,183,022	$3,133,729	2%
North American Delivery	1,592,703	1,466,357	9%
European Operations	395,516	356,039	11%

Total Reportable Segments	$5,171,241	$4,956,125	4%
Divested Business	—	25,180	(100%)

Consolidated	$5,171,241	$4,981,305	4%

Business Unit Income/(Loss):
North American Retail	$105,008	$78,854	33%
North American Delivery	104,879	85,345	23%
European Operations	(7,637)	(15,814)	52%

Total Reportable Segments	$202,250	$148,385	36%
Divested Business	—	(1,537)	100%

Consolidated	$202,250	$146,848	38%

        North American Retail:    Sales for North American Retail increased 2% for the second quarter and the first half of 2002 compared to the second quarter and first half of 2001. This growth was primarily due to the opening of 20 stores in North America in the second quarter of 2002 and a total of 37 store openings in the first half of 2002. At August 3, 2002, the North American store base included 1,266 open stores compared to 1,223 open stores as of August 4, 2001. This growth was coupled with strong sales of core office products, offset by continued weaknesses in the sale of technology products. Business unit income for North American Retail increased 14% for the second quarter of 2002 and 33% for the first half of 2002 due to strong improvements in gross margin through an improved sales mix.

        North American Delivery:    Sales for North American Delivery increased 8% for the second quarter of 2002 and 9% for the first half of 2002 compared to the second quarter and the first half of 2001. The sales growth reflects the positive results of Staples' cross-channel marketing between our catalog, websites and retail stores and the continued success of our customer acquisition efforts in our contract stationer and Quill businesses. Business unit income for North American Delivery increased 22% for the second quarter of 2002 and 23% for the first half of 2002. This income growth is due to our ability to grow sales while controlling costs through more streamlined operations and a reduction in the number of small orders, partially offset by investments in our sales force.

        European Operations:    Sales for European Operations increased 16% for the second quarter of 2002 and 11% for the first half of 2002 compared to the second quarter and first half of 2001. The sales growth reflects the opening of 1 store in the second quarter of 2002 and a total of 6 store openings in the first half of 2002, an increase in sales at existing stores and an increase in sales in the delivery businesses. The sales growth for the second quarter of 2002 was also positively impacted by an increase in European exchange rates to the U.S. dollar. Business unit loss for European Operations decreased 51% for the second quarter of 2002 and 52% for the first half of 2002, driven by improvements in gross margin.

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

        Cash flow from operations was $70 million in the first half of 2002 compared to cash used in operations of $12 million in the first half of 2001. The increase in cash flow from operations is primarily due to an $84 million increase in cash earnings (net income plus depreciation/amortization and other non-cash expenses) from the first half of 2001.

        Cash used in investing activities increased to $517 million for the first half of 2002 compared to $175 million for the first half of 2001. This increase is due to the acquisition of Medical Arts Press during the second quarter of 2002 for $383 million, net of cash acquired. This increase was partially offset by a reduction in the number of stores opened, from 89 in the first half of 2001 to 43 in the first half of 2002, as well as a decrease in investments in information systems.

        Cash provided by financing activities was $227 million for the first half of 2002 compared to cash used in financing activities of $14 million for the first half of 2001. This increase is primarily due to an advance of $100 million under the accounts receivable securitization program during the first half of 2002 compared to the repayment of $61 million under this program during the first half of 2001. A schedule, as of August 3, 2002, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Senior Notes due August 2007	$—	$200,000
Euro Notes due November 2004	—	147,690
Revolving credit facility effective through June 2005	525,000	75,000
Uncommitted lines of credit	65,000	—
Other lines of credit	59,885	14,054
Capital leases and other notes payable	—	5,740

Total Debt Obligations	$649,885	$442,484

        Staples had $828 million in total cash and available funds through credit agreements at August 3, 2002 which consisted of $650 million of available credit, $175 million of cash and cash equivalents and $3 million available under a receivables securitization agreement. At August 3, 2002, Staples' effective utilization limit under its receivables securitization agreement was $128 million, $125 million of which was utilized. The utilized balance under the receivables securitization agreement is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction in receivables.

        On June 21, 2002, Staples entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaces two existing revolving credit facilities, which provided an aggregate of $550 million in available borrowings and were to expire in 2002. Borrowings made pursuant to the New Credit Facility will bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the EURO rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants which require Staples to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75. As of August 3, 2002, $75 million of borrowings were outstanding under the New Credit Facility.

        Staples expects to open 54 new stores during the last two quarters of 2002. Staples estimates that its cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. In addition, Staples plans on remodeling approximately 9 stores to its new "Dover" format during the last two quarters of 2002 with capital expenditures of approximately $375,000 per store. Staples also plans to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. Staples currently plans to spend between $180 million and $210 million on capital expenditures during the last two quarters of 2002. Staples may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        Staples expects that its cash generated from operations, together with its current cash and funds available under its New Credit Facility, will be sufficient to fund its planned store openings and other recurring operating cash needs for at least the next twelve months. Staples continually evaluates financing possibilities, and it may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

Recent Developments

        On August 13, 2002, the Chief Executive Officer and Chief Financial Officer of Staples, Inc. each filed a "Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings" with the Securities and Exchange Commission ("SEC") as required by Order 4-460 issued by the SEC on June 27, 2002. Each of the Statements was in the form prescribed by the SEC without modification or qualification.

        On August 21, 2002, Staples, Inc. entered into an agreement to purchase the mail order office products business of Guilbert SA, a subsidiary of Pinault Printemps Redoute, a French public company, for approximately 825 million euros plus transaction costs. The mail order business operates in France, Spain, Belgium, the United Kingdom and Italy. Subject to the approval of European authorities, the transaction is expected to be completed in the third quarter of 2002.

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

Future Operating Results

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words 'believes', 'anticipates', 'plans', 'expects', 'may', 'will', 'would', 'intends', 'estimates' and other similar expressions, whether in the negative or affirmative. Staples cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. Staples has included important factors in the cautionary statements below that it believes could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. Staples does not assume any obligation to update any forward-looking statements contained herein.

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

        Staples may be unable to continue to successfully open new stores.    An important part of Staples' business plan is to increase its number of stores. Staples opened 43 stores during the first half of 2002 and currently plans to open 54 new stores in the last half of 2002. For Staples' growth strategy to be successful, Staples must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of Staples' expanded operations. These tasks may be difficult to accomplish successfully. If Staples is unable to open new stores as quickly as planned, Staples' future sales and profits could be materially adversely affected. Even if Staples succeeds in opening new stores, these new stores may not achieve the same sales or profit levels as its existing stores. Also, Staples' expansion strategy includes opening new stores in markets where Staples already has a presence so it can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Staples' new Dover format store may not be successful.    In 2001, Staples experimented with a new store format called the Dover format, which was designed to appeal to customer shopping preferences, open up the interior of the store and give the customer a better view of the products Staples offers. In the first half of 2002, Staples remodeled 114 stores with capital expenditures of approximately $375,000 per store. At August 3, 2002, Staples had 231 stores in the Dover format and plans to remodel an additional 9 stores and open an additional 28 stores in this format in the last half of 2002. The reformatted stores and new stores based on the Dover format have only a limited operating history, and Staples cannot guarantee that the Dover stores will be successful.

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

        Staples' stock price may fluctuate based on market expectations.    The public trading of Staples' stock is based in large part on market expectations that its business will continue to grow and that the Company will achieve certain levels of net income. In 2001, Staples announced its Back to Brighton strategy. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton brings a renewed focus to the business customer through changes in marketing, merchandise mix and customer service. Staples' management team has invested in the first half of 2002, and plans to continue to invest, substantial time and effort in implementing Back to Brighton. These profit improvement and asset productivity initiatives may adversely affect sales. If the results achieved from these initiatives do not meet market expectations, Staples' stock price may be adversely affected. If the securities analysts that regularly follow Staples' stock lower their rating or lower their projections for future growth and financial performance, the market price of Staples' stock is likely to drop significantly. In addition, if Staples' quarterly financial performance does not meet the expectations of securities analysts, Staples' stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in the Company's financial performance.

        Staples' growth may continue to strain operations, which could adversely affect the business and financial results.    Despite the recent decline in the rate of Staples' growth and Staples' planned slower store growth strategy, Staples' business, including sales, number of stores, investment in Staples.com and number of employees, has grown dramatically over the past several years. In addition, Staples recently acquired Medical Arts Press, Inc., agreed to purchase the mail order office products business of Guilbert SA and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If Staples is not successful in upgrading the operational and financial systems, expanding the management team and increasing and effectively managing the employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect Staples' business and financial performance.

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

        Staples may be unable to obtain adequate future financing.    At August 3, 2002, Staples had $525 million in available credit through a revolving credit facility, $125 million available under uncommitted and other lines of credit and $3 million available under a receivables securitization agreement. The revolving credit facility and the receivables securitization agreement contain restrictive covenants and are subject to, either directly or indirectly, material adverse change and credit rating downgrade default provisions. If Staples' business experiences a material adverse change, has its credit rating downgraded, or is in breach of another restrictive covenant, its ability to borrow funds under these agreements may be limited. Staples is in the process of assessing how to optimally finance the recently announced acquisition of the mail order office products business of Guilbert SA which, subject to the approval of European authorities, is expected to be completed in the third quarter of 2002, and there is no guarantee that Staples will be able to secure financing on satisfactory terms. In addition, it is possible that Staples will require additional sources of financing beyond what is currently available earlier than anticipated, as a result of unexpected cash needs or opportunities, an expanded growth strategy or disappointing operating results; in such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

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

        Impairment of Long-Lived Assets.    Staples reviews its long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations, and an operating unit level for Staples' other operations. Staples retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

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

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement (i) eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt, (ii) eliminates inconsistencies in the accounting required for sale-leaseback transactions and certain lease modifications with similar economic effects, and (iii) amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. Management does not believe the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, certain exit costs were permitted to be accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002. Management has not yet determined the effect, if any, of adopting this new Statement.

Quantitative and Qualitative Disclosures about Market Risks

        At August 3, 2002, there had not been a material change in any of the market risk information disclosed by Staples in its Annual Report on Form 10-K for the year ended February 2, 2002. More detailed information concerning market risk can be found under the sub-caption "Quantitative and Qualitative Disclosures about Market Risks" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page B-9 of the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

Controls and Procedures

        Not applicable.

STAPLES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Not Applicable

Item 2—Changes in Securities and Use of Proceeds

        On August 1, 2002, pursuant to a consulting agreement with Senator George Mitchell, a director of the Company, under which Senator Mitchell provides consulting services to the Company in return for an annual fee of $75,000, the Company sold Senator Mitchell approximately $75,000 of Staples Common Stock (4,706 shares) in lieu of the $75,000 cash payment, in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3—Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders

        The Company held the 2002 Annual Meeting of Stockholders (the "Annual Meeting") on June 11, 2002. At the Annual Meeting, the following actions were taken:

1.
The stockholders elected Brenda C. Barnes, Mary Elizabeth Burton, Richard J. Currie and Rowland T. Moriarty as Class 2 Directors, to serve for a three-year term expiring at the 2005 Annual Meeting. Holders of 403,615,386 shares of Common Stock voted for Ms. Barnes, and holders of 3,196,513 shares of Common Stock withheld their votes for Ms. Barnes. Holders of 401,205,167 shares of Common Stock voted for Ms. Burton, and holders of 5,606,732 shares of Common Stock withheld their votes for Ms. Burton. Holders of 403,553,564 shares of Common Stock voted for Mr. Currie, and holders of 3,258,335 shares of Common Stock withheld their votes for Mr. Currie. Holders of 403,789,217 shares of Common Stock voted for Mr. Moriarty, and holders of 3,022,682 shares of Common Stock withheld their votes for Mr. Moriarty.

2.
The stockholders ratified the selection of Ernst & Young as the Company's independent auditors for the current fiscal year by a vote of 374,966,735 shares of Common Stock for, 30,054,129 shares of Common Stock against, and 1,791,035 shares of Common Stock abstaining.

Item 5—Not Applicable

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.
10.1	Revolving Credit Agreement, dated as of June 21, 2002, by and among the Company, Fleet National Bank, and the banks named therein.
  (b)
  Reports on Form 8-K                Not Applicable

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: September 12, 2002	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Ronald L. Sargent, the President and Chief Executive Officer of Staples, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Staples, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Staples, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002
/s/ RONALD L. SARGENT Ronald L. Sargent President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John J. Mahoney, the Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Staples, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Staples, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Staples, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002
/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

STAPLES, INC. AND SUBSIDIARIES FORM 10-Q August 3, 2002 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
STAPLES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Dollar Amounts in Thousands, Except Per Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar Amounts in Thousands)
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATION
CERTIFICATION