Form 10-Q/A
period 2002-08-03
STAPLES INC
filed 2002-09-18
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-17586

STAPLES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2896127 (IRS Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA 01702
(Address of Principal Executive Offices)
(Zip Code)

Registrant's Telephone Number, Including Area Code 508-253-5000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The registrant had 469,487,340 shares of Staples common stock outstanding as of September 5, 2002.

EXPLANATION OF AMENDMENT

        Staples, Inc. ("Staples" or the "Company") is filing this Form 10-Q/A ("Form 10-Q/A") as Amendment No. 1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended August 3, 2002 that was filed with the Securities and Exchange Commission on September 13, 2002 ("Form 10-Q") for the purpose of correcting the number of shares of Staples common stock outstanding as of September 5, 2002 to be 469,487,340. The cover page to the Form 10-Q incorrectly indicated that 497,211,357 shares of Staples common stock were outstanding as of September 5, 2002. The cover page to this Form 10-Q/A contains the correct outstanding share information as of September 5, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: September 18, 2002	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

2

CERTIFICATION

I, Ronald L. Sargent, the President and Chief Executive Officer of Staples, Inc., certify that:

          1.  I have reviewed this quarterly report on Form 10-Q/A of Staples, Inc.;

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

Date: September 17, 2002

/s/ RONALD L. SARGENT Ronald L. Sargent President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John J. Mahoney, the Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Staples, Inc., certify that:

          1.  I have reviewed this quarterly report on Form 10-Q/A of Staples, Inc.;

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

Date: September 17, 2002

/s/ JOHN J. MAHONEY John J. Mahoney Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

3

QuickLinks

EXPLANATION OF AMENDMENT
SIGNATURE
CERTIFICATION