Form 10-Q
period 2002-11-02
STAPLES INC
filed 2002-11-19
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 2, 2002

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

        The registrant had 470,589,193 shares of Staples common stock outstanding as of November 15, 2002.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
November 2, 2002
TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
Part II—Other Information	27
Signature	28
Certifications	29-30

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	November 2, 2002 (Unaudited)	February 2, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$226,189	$394,824
Merchandise inventories	1,615,222	1,459,792
Receivables, net	431,866	338,581
Deferred income taxes	87,428	117,560
Prepaid expenses and other current assets	93,225	92,070

Total current assets	2,453,930	2,402,827
Property and Equipment:
Land and buildings	504,274	433,569
Leasehold improvements	611,544	552,250
Equipment	890,498	820,053
Furniture and fixtures	484,832	406,565

Total property and equipment	2,491,148	2,212,437
Less accumulated depreciation and amortization	1,060,871	853,685

Net property and equipment	1,430,277	1,358,752
Other Assets:
Lease acquisition costs, net of amortization	52,658	54,557
Goodwill, net of amortization	1,135,798	223,718
Intangible assets, net of amortization	218,534	—
Other	87,012	53,181

Total other assets	1,494,002	331,456

	$5,378,209	$4,093,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,121,668	$935,442
Accrued expenses and other current liabilities	652,908	655,274
Debt maturing within one year	332,346	4,983

Total current liabilities	2,106,922	1,595,699
Long-Term Debt	728,486	350,225
Deferred Tax Liability	4,597	6,738
Other Long-Term Obligations	98,021	86,199
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value, 2,100,000,000 shares authorized; issued 498,103,724 shares at November 2, 2002 and 491,564,105 shares at February 2, 2002	298	295
Additional paid-in capital	1,444,652	1,364,355
Cumulative foreign currency translation adjustments	(2,388)	(27,129)
Retained earnings	1,554,433	1,272,991
Less: Staples, Inc. treasury stock at cost, 27,724,573 shares at November 2, 2002, and 27,569,880 shares at February 2, 2002	(556,812)	(556,338)

Total stockholders' equity	2,440,183	2,054,174

	$5,378,209	$4,093,035

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	(Unaudited) 13 Weeks Ended		(Unaudited) 39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Sales	$3,089,725	$2,833,861	$8,260,966	$7,815,166
Cost of goods sold and occupancy costs	2,286,911	2,146,724	6,200,272	5,961,692

Gross profit	802,814	687,137	2,060,694	1,853,474
Operating and other expenses:
Operating and selling	471,805	431,337	1,317,421	1,238,888
Pre-opening	2,393	3,245	6,625	12,392
General and administrative	120,006	95,997	325,788	295,496
Amortization of goodwill	—	1,646	—	4,938
Interest and other expense, net	5,406	6,437	10,159	23,432

Total operating and other expenses	599,610	538,662	1,659,993	1,575,146

Income before income taxes	203,204	148,475	400,701	278,328
Income tax expense	75,186	57,163	119,259	107,156

Net income	$128,018	$91,312	$281,442	$171,172

Net income attributed to:
Staples, Inc. Stock	$128,018	$91,312	$281,442	$91,312
Staples RD Stock	—	—	—	79,740
Staples.com Stock	—	—	—	120

	$128,018	$91,312	$281,442	$171,172

Basic earnings per common share:
Staples, Inc. Stock	$0.27	$0.20	$0.60	$0.20

Staples RD Stock	$—	$—	$—	$0.18

Staples.com Stock	$—	$—	$—	$0.01

Diluted earnings per common share:
Staples, Inc. Stock	$0.27	$0.20	$0.60	$0.20

Staples RD Stock	$—	$—	$—	$0.17

Staples.com Stock	$—	$—	$—	$0.01

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	(Unaudited) 39 Weeks Ended
	November 2, 2002	November 3, 2001
Operating Activities:
Net income	$281,442	$171,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,097	183,450
Tax benefit from worthless stock deduction	(29,000)	—
Deferred tax expense (benefit)	34,679	(40,864)
Other	24,790	15,193
Change in assets and liabilities, net of companies acquired/divested using purchase accounting:
(Increase) decrease in merchandise inventories	(96,502)	31,582
Increase in receivables	(13,777)	(131,378)
Decrease (increase) in prepaid expenses and other assets	6,463	(12,060)
Increase in accounts payable, accrued expenses and other current liabilities	94,171	53,752
Increase in other long-term obligations	3,719	5,954

	219,640	105,629

Net cash provided by operating activities	501,082	276,801
Investing Activities:
Acquisition of property and equipment	(192,442)	(258,232)
Acquisition of businesses, net of cash acquired	(1,171,187)	—
Proceeds from the sale of short-term investments	—	8,938
Purchase of long-term investments	—	(250)
Proceeds from the sale and maturity of long-term investments	—	1,654
Other	624	(515)

Net cash used in investing activities	(1,363,005)	(248,405)
Financing Activities:
Proceeds from sale of capital stock	46,138	26,347
Proceeds from borrowings	730,655	597,110
Payments on borrowings	(85,785)	(683,800)
Repayments under accounts receivable securitization agreement	—	(86,109)
Purchase of treasury stock	(474)	(26,071)

Net cash provided by (used in) financing activities	690,534	(172,523)
Effect of exchange rate changes on cash	2,754	(8,118)
Net decrease in cash and cash equivalents	(168,635)	(152,245)
Cash and cash equivalents at beginning of period	394,824	263,560

Cash and cash equivalents at end of period	$226,189	$111,315

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A—Basis of Presentation

        The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples," "the Company," "we" or "us"). These financial statements are for the period covering the thirteen and thirty-nine weeks ending November 2, 2002 (also referred to as the "third quarter of 2002" and "year-to-date 2002") and the period covering the thirteen and thirty-nine weeks ending November 3, 2001 (also referred to as the "third quarter of 2001" and "year-to-date 2001"). All intercompany accounts and transactions are eliminated in consolidation.

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

Note B—Comprehensive Income

        Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments, which are reported separately in stockholders' equity. During the third quarter of 2002 and year-to-date 2002, total comprehensive income amounted to $139.1 million and $306.2 million, respectively, compared to approximately $88.4 million and $162.9 million for the corresponding periods in 2001. The change in comprehensive income is primarily due to a fluctuation in income as well as a fluctuation in currency translation adjustments.

Note C—Goodwill and Intangible Assets

        Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Staples has complied with all of the adoption provisions of SFAS No. 142 and no impairment of goodwill was identified as a result of the testing required. Staples has selected the fourth quarter to complete its annual impairment test.

        A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Reported net earnings	$128,018	$91,312	$281,442	$171,172
Add: Goodwill amortization, net of tax	—	1,501	—	4,502

Adjusted net earnings	$128,018	$92,813	$281,442	$175,674

        Excluding goodwill amortization, proforma earnings per share would not have changed for the thirteen weeks ended November 3, 2001 and would have increased by less than $0.01 per share for the thirty-nine weeks then ended.

Note D—Acquisition

        In accordance with SFAS No. 141 "Business Combinations," Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives will be amortized over their respective useful lives.

European Mail Order Acquisition:

        On October 18, 2002, Staples, Inc. acquired the European mail order business of Guilbert SA, a subsidiary of Pinault Printemps Redoute SA (the "European Mail Order Acquisition"). The aggregate cash purchase price of 806 million Euros (approximately $788 million), net of cash acquired of $5 million and net of capital leases assumed of $13 million, was funded by the proceeds from the September 2002 offering of senior notes, the October 2002 364-Day Term Loan Agreement (see Note G) and cash from operations. The results of the businesses acquired have been included in the consolidated financial statements since that date. The acquired companies are reported as part of the European Operations segment for segment reporting. The European Mail Order Acquisition allows Staples to enter the fast-growing office supplies mail order market in France, Italy, Spain and Belgium and strengthens its mail order presence in the United Kingdom. The acquired European mail order businesses consist of leading direct mail office products sellers to small businesses in Europe operating under different brands in each of the five countries: JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy.

        In connection with the European Mail Order Acquisition, Staples recorded $780.4 million of goodwill and intangible assets, which were assigned to our European Operations segment. Staples also recorded a provision for merger-related and integration costs of approximately $11.8 million, which consisted primarily of transaction related costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of October 18, 2002
Current assets	$104,180
Property, plant and equipment	42,156
Other Assets	2,331
Intangible assets	211,820
Goodwill	568,577

Total assets acquired	929,064
Current liabilities	116,040
Long-term debt	12,669
Other long-term liabilities	7,423

Total liabilities assumed	136,132

Net assets acquired	$792,932

        Of the $211.8 million of acquired intangible assets, $138.2 million was assigned to registered trademarks and trade names which have indefinite lives and are not subject to amortization and $73.7 million was assigned to customer-related intangible assets and noncompetition agreements that will be amortized over their useful lives (ranging from 3 to 13 years).

        The determination of fair value of the customer-related intangible assets was completed in accordance with the provisions of the October 25, 2002 Emerging Issues Task Force consensus on Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination". The consensus on Issue No. 02-17 clarifies the definition of a contractual relationship necessary for the recognition of an intangible asset and requires that the fair value of customer-related intangible assets acquired in a business combination be determined considering all aspects of the customer relationship (including those not specifically evidenced by a contract).

        Pro forma results of operations assuming the European Mail Order Acquisition occurred as of the beginning of fiscal 2002 have not been presented, as the inclusion of the results of operations for the acquired mail order business would not have produced a material impact on the reported sales, net income or earnings per share of the Company.

Medical Arts Press:

        On July 17, 2002, Staples acquired 100 percent of the outstanding shares of Medical Arts Press, Inc. ("MAP") for an aggregate purchase price of $383.2 million, net of cash acquired. The purchase price consisted entirely of cash and cash equivalents. The results of MAP have been included in the consolidated financial statements since that date. MAP reports to Quill and is included in North American Delivery for segment reporting. MAP is a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. The acquisition of MAP provides an opportunity to expand Staples' product offering, as well as an opportunity to sell traditional office products to MAP's customer base.

        In connection with this acquisition, Staples recorded $343.5 million of goodwill, which was assigned to our North American Delivery segment. Staples also recorded a provision for merger-related and integration costs of approximately $7.0 million, of which $457,000 has been utilized year-to-date.

NOTE E—Asset Impairment and Other Charges

        During the fourth quarter of 2001, Staples committed to a plan related to workforce reductions and fulfillment and call center closures. As a result, the Company recognized a charge totaling $10.7 million for severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers, and for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in our North American Delivery segment. The following is a rollforward of the charges utilized during the year-to-date 2002 (in thousands):

	Balance at February 2, 2002	Charges utilized	Balance at November 2, 2002
Severance	$6,798	$(6,108)	$690
Lease terminations	1,793	(70)	1,723

	$8,591	$(6,178)	$2,413

Asset write-offs	2,126

	$10,717

Note F—Store Closure Charge

Fiscal Year 2001 Store Closure Charge:

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms. The following is a rollforward of the 2001 store closure charges utilized year-to-date 2002 (in thousands):

	Balance at February 2, 2002	Charges utilized	Balance at November 2, 2002
Lease terminations	$31,543	$(5,030)	$26,513
Severance	621	(621)	—
Legal and settlement costs	5,484	(660)	4,824

	$37,648	$(6,311)	$31,337

Asset write-offs	12,444

	$50,092

Fiscal Year 1998 Store Closure Charge:

        In December 1998, Staples committed to a plan to close and relocate stores which could not be expanded and upgraded to the Company's current store model and recorded a charge of $49.7 million. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan due to changes in market conditions. Accordingly, the Company reversed a portion of the charge in the amount of $7.3 million relating to the stores that the Company did not close. Year-to-date 2002, the Company charged $5.1 million of costs to accruals established at the time of the charge. At November 2, 2002, Staples had $10.1 million in accrued expenses and other current liabilities related to the net future lease obligations, fees and other expenses related to the store closures. Management believes that the remaining accruals will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms.

Note G—Debt and Credit Agreements

        On October 4, 2002, the Company entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks, with Fleet National Bank as agent. The Company used the Term Loan to finance a portion of the purchase price of the European Mail Order Acquisition. Borrowings under the Term Loan bear interest, at the Company's option, at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios. The Term Loan's financial covenants are the same as the financial covenants of the Company's existing $600 million revolving credit facility. The Term Loan matures on October 3, 2003.

        On September 30, 2002, Staples completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. Net proceeds to the Company were approximately $319.7 million. The Company used the net proceeds to finance a portion of the European Mail Order Acquisition.

        On June 21, 2002, Staples entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaced two existing revolving credit facilities, which provided an aggregate of $550 million in available borrowings and were to expire in 2002. Borrowings made pursuant to the New Credit Facility bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants which require Staples to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75. As of November 2, 2002, no borrowings were outstanding under the New Credit Facility, but $45.8 million of letters of credit were issued against the facility.

Note H—Income Taxes

        In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for year-to-date 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

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

        Subsequent to the Recapitalization and prior to November 1999, the Company calculates earnings per share for a single class of stock, Staples, Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the thirteen and thirty-nine weeks ended November 2, 2002 and the thirteen weeks ended November 3, 2001. Prior to the Recapitalization and subsequent to October 1999, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD

Stock and Staples.com Stock for the twenty-six weeks ended August 4, 2001. (Amounts in thousands, except per share data):

	13 Weeks Ended November 2, 2002	13 Weeks Ended November 3, 2001
	Staples, Inc.	Staples, Inc.
Numerator:
Net income	$128,018	$91,312
Denominator:
Denominator for basic earnings per common share—
Weighted-average shares	467,498	459,864
Effect of dilutive securities:
Incremental and windfall shares	4,214	5,644

Denominator for diluted earnings per common share	471,712	465,508
Basic earnings per common share	$0.27	$0.20

Diluted earnings per common share	$0.27	$0.20

	39 Weeks Ended November 2, 2002	13 Weeks Ended November 3, 2001	26 Weeks Ended August 4, 2001
	Staples, Inc.	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$281,442	$91,312	$79,740	$120
Denominator:
Denominator for basic earnings per common share—
Weighted-average shares	465,953	459,864	455,399	7,980
Effect of dilutive securities:
Incremental and windfall shares	6,172	5,644	5,980	1,839

Denominator for diluted earnings per common share	472,125	465,508	461,379	9,819
Basic earnings per common share	$0.60	$0.20	$0.18	$0.01

Diluted earnings per common share	$0.60	$0.20	$0.17	$0.01

Note J—Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage), and Quill. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy and Germany. Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes and other charges ("Business Unit Income/(Loss)"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        The following is a summary of Sales and Business Unit Income/(Loss) by reportable segment for the thirteen and thirty-nine week periods in 2002 and the corresponding periods in 2001 (in thousands):

Sales

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
North American Retail	$1,927,445	$1,851,660	$5,110,467	$4,985,389
North American Delivery	910,573	777,598	2,503,276	2,243,955
European Operations	251,707	204,603	647,223	560,642

Total reportable segments	$3,089,725	$2,833,861	$8,260,966	$7,789,986
Divested Business(1)	—	—	—	25,180

Consolidated Sales	$3,089,725	$2,833,861	$8,260,966	$7,815,166

Business Unit Income/(Loss)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
North American Retail	$136,257	$100,464	$241,265	$179,318
North American Delivery	74,714	54,710	179,593	140,055
European Operations	(2,361)	(262)	(9,998)	(16,076)

Total reportable segments	$208,610	$154,912	$410,860	$303,297
Divested Business(1)	—	—	—	(1,537)
Interest and other expense, net	(5,406)	(6,437)	(10,159)	(23,432)

Consolidated income before income taxes	$203,204	$148,475	$400,701	$278,328

(1)
Represents Staples Communications which was sold on April 3, 2001.

        As a result of the European Mail Order Acquisition, $780.4 million of goodwill and other intangible assets and $148.7 million of other identifiable assets have been assigned to the European Operations segment.

Note K—Guarantor Subsidiaries

        Under the terms of the Company's $200 million of senior notes due August 15, 2007 (the "Senior Notes"), certain subsidiaries guarantee repayment of the debt. The Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The following condensed consolidating financial data is presented for the holders of the Senior Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples, and therefore, condensed consolidated financial information has been provided.

        Investments in subsidiaries are accounted for by the Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investment accounts and earnings. The principal elimination entries eliminate the Parent Company's investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of November 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$80,415	$43,841	$101,933	$—	$226,189
Merchandise inventories	2,357	1,166,288	446,577	—	1,615,222
Other current assets	92,816	126,715	392,988	—	612,519

Total current assets	175,588	1,336,844	941,498	—	2,453,930
Net property, equipment and other assets	434,571	934,314	419,596	—	1,788,481
Goodwill, net of amortization	1,050,689	45,777	39,332	—	1,135,798
Investment in affiliates and intercompany	1,277,611	1,917,005	972,806	(4,167,422)	—

Total assets	$2,938,459	$4,233,940	$2,373,232	$(4,167,422)	$5,378,209

Total current liabilities	$379,624	$1,189,932	$537,366	$—	$2,106,922
Long-term liabilities	190,670	596,744	43,690	—	831,104
Intercompany	1,553,724	341,032	323,861	(2,218,617)	—
Total stockholders' equity	814,441	2,106,232	1,468,315	(1,948,805)	2,440,183

Total liabilities and stockholders' equity	$2,938,459	$4,233,940	$2,373,232	$(4,167,422)	$5,378,209

Condensed Consolidating Balance Sheet
As of February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash and cash equivalents	$226,342	$53,809	$114,673	$	— .	$394,824
Merchandise inventories	(2,637)	1,089,877	372,552		—	1,459,792
Other current assets	111,691	146,543	289,977		—	548,211

Total current assets	335,396	1,290,229	777,202		—	2,402,827
Net property, equipment and other assets	199,048	939,330	328,112		—	1,466,490
Goodwill, net of amortization	138,609	45,777	39,332		—	223,718
Investment in affiliates and intercompany	1,328,427	1,399,598	1,051,238		(3,779,263)	—

Total assets	$2,001,480	$3,674,934	$2,195,884		$(3,779,263)	$4,093,035

Total current liabilities	$47,520	$1,105,233	$442,946		$—	$1,595,699
Long-term liabilities	153,947	269,207	20,008		—	443,162
Intercompany	1,066,643	387,067	291,235		(1,744,945)	—
Total stockholders' equity	733,370	1,913,427	1,441,695		(2,034,318)	2,054,174

Total liabilities and stockholders' equity	$2,001,480	$3,674,934	$2,195,884		$(3,779,263)	$4,093,035

Condensed Consolidating Statement of Income
For the 13 weeks ended November 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,193,219	$896,506	$3,089,725
Cost of goods sold and occupancy costs	257	1,637,696	648,958	2,286,911

Gross profit	(257)	555,523	247,548	802,814
Operating and other expenses	12,680	423,861	163,069	599,610

Income/(loss) before income taxes	(12,937)	131,662	84,479	203,204
Income tax expense	—	44,355	30,831	75,186

Net income	$(12,937)	$87,307	$53,648	$128,018

Condensed Consolidating Statement of Income
For the 13 weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,076,840	$757,021	$2,833,861
Cost of goods sold and occupancy costs	167	1,579,278	567,279	2,146,724

Gross profit	(167)	497,562	189,742	687,137
Operating and other expenses	14,212	400,473	123,977	538,662

Income/(loss) before income taxes	(14,379)	97,089	65,765	148,475
Income tax expense	—	35,106	22,057	57,163

Net income/(loss)	$(14,379)	$61,983	$43,708	$91,312

Condensed Consolidating Statement of Income
For the 39 weeks ended November 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,949,342	$2,311,624	$8,260,966
Cost of goods sold and occupancy costs	773	4,493,285	1,706,214	6,200,272

Gross profit	(773)	1,456,057	605,410	2,060,694
Operating and other expenses	24,035	1,195,183	440,775	1,659,993

Income/(loss) before income taxes	(24,808)	260,874	164,635	400,701
Income tax expense	—	68,051	51,208	119,259

Net income/(loss)	$(24,808)	$192,823	$113,427	$281,442

Condensed Consolidating Statement of Income
For the 39 weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,734,630	$2,080,536	$7,815,166
Cost of goods sold and occupancy costs	537	4,395,571	1,565,584	5,961,692

Gross profit	(537)	1,339,059	514,952	1,853,474
Operating and other expenses	41,185	1,156,624	377,337	1,575,146

Income/(loss) before income taxes	(41,722)	182,435	137,615	278,328
Income tax (benefit) expense	(498)	65,664	41,990	107,156

Net income/(loss)	$(41,224)	$116,771	$95,625	$171,172

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended November 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$681,736	$117,517	$(298,171)	$501,082
Investing Activities:
Acquisition of property and equipment	(11,526)	(127,011)	(53,905)	(192,442)
Acquisition of businesses, net of cash acquired	(1,171,187)	—	—	(1,171,187)
Other	—	—	624	624

Cash used in investing activities	(1,182,713)	(127,011)	(53,281)	(1,363,005)
Financing Activities:
Payments on borrowings	(85,785)	—	—	(85,785)
Other	440,835	(474)	335,958	776,319

Cash provided by (used in) financing activities	355,050	(474)	335,958	690,534
Effect of exchange rate changes on cash	—	—	2,754	2,754

Net decrease in cash	(145,927)	(9,968)	(12,740)	(168,635)
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$80,415	$43,841	$101,933	$226,189

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended November 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(54,310)	$166,877	$164,234	$276,801
Investing Activities:
Acquisition of property and equipment	(27,326)	(160,266)	(70,640)	(258,232)
Other	10,342	—	(515)	9,827

Cash used in investing activities	(16,984)	(160,266)	(71,155)	(248,405)
Financing Activities:
Payments on borrowings	(668,077)	—	(15,723)	(683,800)
Other	597,798	(8,372)	(78,149)	511,277

Cash used in financing activities	(70,279)	(8,372)	(93,872)	(172,523)
Effect of exchange rate changes on cash	—	—	(8,118)	(8,118)

Net decrease in cash	(141,573)	(1,761)	(8,911)	(152,245)
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$1,252	$50,294	$59,769	$111,315

Note L—New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003. Management does not believe the adoption of this Statement will have a material impact on Staples' overall financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Currently, certain exit costs are recognized when the Company commits to a restructuring plan, which is generally before an actual liability has been incurred. The provisions of this Statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the cost of future restructuring activities over a period of time as opposed to recognizing them as a single event.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        Our business is comprised of three segments: North American Retail, North American Delivery and European Operations. The North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), our contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom and Germany. On October 18, 2002, we acquired the mail order business of Guilbert, SA, a subsidiary of Pinault Printemps Redoute, SA. This acquisition expanded our European Operations segment to include units that sell and deliver office products and services directly to customers in France, Belgium, Spain, Italy and the United Kingdom. The results of operations for the acquired European mail order business have been included in our consolidated financial statements since the acquisition date.

        The following management discussion and analysis contains forward-looking information and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. Actual results may differ materially from the plans, intentions or expectations disclosed in the forward looking statements made. We have included important factors in the "Future Operating Results" section of this report that we believe could cause actual results to differ materially from the forward looking statements made.

Results of Operations

Overall:

        Our net income for the third quarter of 2002 and year-to-date 2002 was $128.0 million or $0.27 per diluted share and $281.4 million or $0.60 per diluted share, respectively, compared to $91.3 million or $0.20 per diluted share and $171.2 million and $0.37 per diluted share, respectively, for the corresponding periods in 2001. Year-to-date 2002 results include the benefit of a $29.0 million credit to income tax expense related to the asset impairment charge taken in the fourth quarter of 2000 for Staples Communications (See Note H to the consolidated financial statements). Excluding this credit, net income for year-to-date 2002 was $252.4 million or $0.53 per diluted share. Our improved earnings reflect stronger than expected sales growth, an improved sales mix and better buying.

        Sales.    Sales for the third quarter of 2002 were $3.1 billion, an increase of 9.0% from the third quarter of 2001. Sales for year-to-date 2002 of $8.3 billion increased 5.7% from year-to-date 2001. Excluding the impact of MAP and the European Mail Order Acquisition, sales increased 6.7% for the quarter and 4.8% for the year. Worldwide comparable sales increased 3% for the third quarter and 1% for year-to-date 2002. Comparable sales include stores open for more than one year plus Staples Business Delivery and our catalog business in Europe. Worldwide comparable sales for our retail locations increased 1% for the third quarter and were flat for year-to-date 2002. The positive comparable sales are primarily due to sales in our core office products categories offset by weaknesses in technology categories. We had 1,471 open stores as of November 2, 2002 compared to 1,424 stores as of November 3, 2001 and 1,436 stores as of February 2, 2002. This includes 25 stores opened and 1 store closed during the third quarter of 2002.

        Gross Profit.    Gross profit as a percentage of sales was 26.0% for the third quarter of 2002 and 24.9% for year-to-date 2002 compared to 24.2% and 23.7% for the corresponding periods in 2001. The increase in the gross profit rate was primarily due to strong margins from an improved sales mix toward higher margin consumable categories as well as the impact of MAP, which has much higher margins, as a percentage of sales, than our other businesses.

        Operating and Selling Expenses.    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.3% of sales for the third quarter of 2002 and 15.9% for year-to-date 2002 compared to 15.2% and 15.9% for the corresponding periods in 2001. This slight increase reflects the impact of the investment in our sales force as well as $5 million of integration costs relating to the European Mail Order Acquisition, offset by our ability to grow sales while controlling costs through more streamlined operations. Excluding the $5 million of integration costs, operating and selling expenses would have been 15.1% of sales for the third quarter of 2002.

        Pre-opening expenses.    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $2.4 million in the third quarter of 2002 from $3.2 million in the third quarter of 2001 and to $6.6 million for year-to-date 2002 from $12.4 million for the corresponding period in 2001. This decrease is due to a decrease in the number of stores opened in 2002. We opened 25 new stores in the third quarter of 2002 compared to 33 in the third quarter of 2001 and 68 new stores for year-to-date 2002 compared to 122 for year-to-date 2001.

        General and Administrative.    General and administrative expenses increased as a percentage of sales to 3.9% for the third quarter and year-to-date of 2002 compared to 3.4% for the third quarter of 2001 and 3.8% for year-to-date 2001. This increase reflects an increase in variable compensation associated with employee and management incentive plans.

        Amortization of Goodwill.    Goodwill amortization for the third quarter and year-to-date 2002 was $0 compared to $1.6 million for the third quarter of 2001 and $4.9 million for year-to-date 2001. Beginning February 3, 2002, we implemented SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

        Interest and Other Expense, Net.    Net interest and other expense totaled $5.4 million for the third quarter of 2002 and $10.2 million for year-to-date 2002 compared to $6.4 million for the third quarter of 2001 and $23.4 million for year-to-date 2001. Interest and other expense relate primarily to existing borrowings. The decrease in interest expense reflects a decrease in borrowings during the first half of fiscal 2002 and a decrease in interest rates.

        Income Taxes.    Our effective tax rate was 37.0% for the third quarter and year-to-date 2002 compared to 38.5% for the third quarter and year-to-date 2001. In the fourth quarter of fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for year-to-date 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Segment Results:

(Amounts in thousands)	13 Weeks Ended November 2, 2002	13 Weeks Ended November 3, 2001	Increase/(Decrease) %
Sales:
North American Retail	$1,927,445	$1,851,660	4%
North American Delivery	910,573	777,598	17%
European Operations	251,707	204,603	23%

Consolidated	$3,089,725	$2,833,861	9%

Business Unit Income/(Loss):
North American Retail	$136,257	$100,464	36%
North American Delivery	74,714	54,710	37%
European Operations	(2,361)	(262)	(801%)

Consolidated	$208,610	$154,912	35%

(Amounts in thousands)	39 Weeks Ended November 2, 2002	39 Weeks Ended November 3, 2001	Increase/(Decrease) %
Sales:
North American Retail	$5,110,467	$4,985,389	3%
North American Delivery	2,503,276	2,243,955	12%
European Operations	647,223	560,642	15%

Total Reportable Segments	$8,260,966	$7,789,986	6%
Divested Business	—	25,180	(100%)

Consolidated	$8,260,966	$7,815,166	6%

Business Unit Income/(Loss):
North American Retail	$241,265	$179,318	35%
North American Delivery	179,593	140,055	28%
European Operations	(9,998)	(16,076)	38%

Total Reportable Segments	$410,860	$303,297	35%
Divested Business	—	(1,537)	100%

Consolidated	$410,860	$301,760	36%

        North American Retail:    Sales for North American Retail increased 4% for the third quarter and 3% for year-to-date 2002. This growth was primarily due to the opening of 20 stores in North America in the third quarter of 2002 and a total of 57 stores in year-to-date 2002. At November 2, 2002, the North American store base included 1,286 open stores compared to 1,250 open stores as of November 3, 2001. This growth was coupled with positive comparable store sales reflecting strong sales of core office products and furniture, offset by continued weaknesses in the sale of technology products. Business unit income for North American Retail increased 36% for the third quarter of 2002 and 35% for year-to-date 2002, compared to the corresponding periods in 2001, reflecting strong improvements in gross margins through an improved sales mix and better buying.

        North American Delivery:    Sales for North American Delivery increased 17% for the third quarter of 2002 and 12% for year-to-date 2002. Excluding the impact of our MAP acquisition, sales grew 11% for the third quarter of 2002 and 9% for year-to-date 2002. This sales growth reflects the positive results of marketing between our catalog, websites and retail stores and the continued success of our customer acquisition efforts in our contract stationer and Quill businesses. Business unit income for North American Delivery increased 37% for the third quarter of 2002 and 28% for year-to-date 2002. This income growth is due to our ability to grow sales while controlling costs through more streamlined operations, an increase in our e-commerce sales mix as well as a reduction in the number of small orders, partially offset by investments in our sales force.

        European Operations:    Sales for European Operations increased 23% for the third quarter of 2002 and 15% for year-to-date 2002. Excluding the impact of the European Mail Order Acquisition, sales grew 14% for the third quarter of 2002 and 12% for year-to-date 2002. This sales growth reflects the opening of 5 stores in the third quarter of 2002 and a total of 11 store openings in year-to-date 2002, an increase in sales at existing stores and an increase in sales in the delivery businesses. The sales growth for the third quarter of 2002 was also positively impacted by an increase in European exchange rates to the U.S. dollar. Business unit loss for European Operations increased from ($0.3) million for the third quarter of 2001 to ($2.4) million for the third quarter of 2002 and decreased from ($16.1) million to ($10.0) million for the corresponding year-to-date periods in 2001 and 2002. Excluding the $5 million integration charge and the partial month results of our European Mail Order Acquisition, business unit income increased from ($0.3) million to $0.2 million for the third quarter of 2002 and from ($16.1) million to ($7.4) million for year-to-date 2002. The change in business unit income reflects improvements in gross margin.

        Divested Business:    Divested Business represents Staples Communications which was sold on April 3, 2001.

Liquidity and Capital Resources

        We traditionally use a combination of cash generated from operations and debt or equity offerings to fund our expansion and acquisition activities. We have also utilized our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

        Cash provided by operations was $501 million for year-to-date 2002 compared to $277 million for year-to-date 2001. The increase in cash flow from operations is primarily due to an increase in net income and a decrease in deferred income taxes. The increase also reflects continued improvements in our working capital.

        Cash used in investing activities increased to $1.4 billion for year-to-date 2002 compared to $248 million for year-to-date 2001. This increase is due to the acquisition of MAP during the second quarter of 2002 for $383 million, net of cash acquired, and the European Mail Order Acquisition during the third quarter of 2002 for 806 million Euros (approximately $788 million), net of cash acquired of $5 million and net of capital leases assumed of $13 million. This increase was partially offset by a reduction in the number of stores opened, from 122 for year-to-date 2001 to 68 for year-to-date 2002, as well as a decrease in investments in information systems.

        Cash provided by financing activities was $691 million for year-to-date 2002 compared to cash used in financing activities of $173 million for year-to-date 2001. This increase is primarily due to the September 2002 offering of senior notes and the October 2002 364-Day Term Loan Agreement entered into during the third quarter of 2002 compared to the repayment of an aggregate of $173 million on borrowings under our debt and the accounts receivable securitization program during year-to-date 2001.

A schedule, as of November 2, 2002, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Senior Notes due August 2007	$—	$200,000
Senior Notes due October 2012	—	325,000
Term Loan due October 2003	—	325,000
Euro Notes due November 2004	—	148,485
Revolving credit facility effective through June 2005	554,200	—
Uncommitted lines of credit	40,000	—
Other lines of credit	69,728	4,695
Capital leases and other notes payable	—	18,563

Total Debt Obligations	$663,928	$1,021,743

        We had $1.0 billion in total cash and available funds through credit agreements at November 2, 2002 which consisted of $664 million of available credit, $226 million of cash and cash equivalents and $115 million available under a receivables securitization agreement. At November 2, 2002, our effective utilization limit under our receivables securitization agreement was $140 million, $25 million of which was utilized. The utilized balance under the receivables securitization agreement is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction in receivables.

        On June 21, 2002, we entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaced two existing revolving credit facilities, which provided an aggregate of $550 million in available borrowings and were to expire in 2002. Borrowings made pursuant to the New Credit Facility will bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants which require that we maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75. As of November 2, 2002, no borrowings were outstanding under the New Credit Facility, but $45.8 million of letters of credit were issued against the facility.

        On September 30, 2002, we completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. We used the net proceeds to finance a portion of the purchase price of the European Mail Order Acquisition.

        On October 4, 2002, we entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks, with Fleet National Bank acting as agent. We used the Term Loan to finance a portion of the purchase price of the European Mail Order Acquisition. Borrowings under the Term Loan bear interest, at our option, at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios. The Term Loan's financial covenants are the same as the financial covenants of the New Credit Facility. The Term Loan matures on October 3, 2003.

        The New Credit Facility, Term Loan and receivables securitization agreement contain restrictive covenants and are subject to, either directly or indirectly, material adverse change and credit rating downgrade default provisions. If we experience a material adverse change, have our credit rating downgraded by Moody's to below Ba2 or by S&P to below BB, or are in breach of another restrictive covenant, our ability to borrow funds under these agreements may be limited.

        We plan to raise such equity funds as are necessary to maintain our current debt ratings and outlook. The timing and amount of such equity offering will depend on prevailing market conditions, and there can be no assurance that we will be able to sell shares of our capital stock on favorable terms, if at all.

        We expect to open 18 new stores during the fourth quarter of 2002. We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend between $110 million and $130 million on capital expenditures during the fourth quarter of 2002. We may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        We expect that our cash generated from operations, together with our current cash and funds available under our New Credit Facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months. We continually evaluate financing possibilities, and in addition to an equity offering, if any, intended to maintain our current debt ratings and outlook, we may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through an additional commercial bank debt arrangement.

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

Future Operating Results

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein.

        Our market is highly competitive and we may not continue to compete successfully.    We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot, OfficeMax and Office World, that have store formats, pricing strategies and product selections that are similar to ours. We also compete with mass merchants such as Wal-Mart, warehouse clubs, computer and electronic superstores such as Best Buy, and other discount retailers. In addition, our retail stores, delivery and contract businesses, and Staples.com compete with numerous mail order firms, on-line office supply service providers, contract stationer businesses and direct manufacturers. Throughout Europe, we compete with Pan-European suppliers such as Office Depot, as well as a variety of local competitors in individual countries. Many of our competitors have in recent years significantly increased the number of stores they operate within our markets. Some of our current and potential competitors are larger than us and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

        We may be unable to continue to successfully open new stores.    An important part of our business plan is to increase our number of stores. We opened 68 stores during year-to-date 2002 and currently plan to open 18 new stores in the fourth quarter of 2002. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Our Dover format store may not be successful.    In 2001, we experimented with a new store format called the Dover format, which was designed to appeal to customer shopping preferences, open up the interior of the store and give the customer a better view of the products we offer. At November 2, 2002, we had 253 stores in the Dover format and plan to remodel one additional store and open an additional 11 stores in this format in the fourth quarter of 2002. The reformatted stores and new stores based on the Dover format have only a limited operating history, and we cannot guarantee that the Dover stores will be successful or that they will generate sufficient additional revenue to justify the investment.

        Our growth may continue to strain operations, which could adversely affect our business and financial results.    Despite the recent decline in the rate of our growth and our planned slower store growth strategy, our business, including sales, number of stores, investment in Staples.com and number of employees, has grown dramatically over the past several years. In addition, we recently completed the acquisition of Medical Arts Press, Inc. and the European Mail Order Acquisition and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect our business and financial performance.

        We could encounter difficulties in integrating the new European mail order businesses and Medical Arts Press, Inc.    While we believe that the European Mail Order Acquisition and Medical Arts Press, Inc. will provide us with significant opportunities to achieve synergies, there can be no assurance that these benefits will be realized or that we will not face difficulty in integrating these businesses. Acquisitions involve a number of special risks, including the risk that the acquired businesses will not achieve the results we expect, the risk that we may not be able to retain key personnel of the acquired businesses, unanticipated events or liabilities, and the potential disruption of our business. If we are unable to successfully integrate these recent acquisitions, we may not realize anticipated cost savings and revenue growth, which may negatively impact our profitability. The occurrence of any of the events referred to in the risks described in this section or other unforeseen developments in connection with the integration of these businesses could materially and adversely affect our results of operations.

        Our quarterly operating results are subject to significant fluctuation.    Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate effect on our net income for the quarter.

        Our operating results may be impacted by changes in the economy.    Our operating results are directly impacted by the health of the North American and European economies. Current economic conditions have adversely affected and may continue to adversely affect our business and our results of operations.

        Our stock price may fluctuate based on market expectations.    The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. In 2001, we announced our Back to Brighton strategy. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton brings a renewed focus to the business customer through changes in marketing, merchandise mix and customer service. Our management team has invested in 2002, and plans to continue to invest, substantial time and effort in implementing Back to Brighton. These profit improvement and asset productivity initiatives may adversely affect sales. If the results achieved from these initiatives do not meet market expectations, our stock price may be adversely affected. If the securities analysts that regularly follow our stock lower their rating or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

        Our European operations may not become profitable.    We currently operate in a number of European markets. Our consolidated European operations are currently unprofitable with a business unit loss of $10 million for year-to-date 2002. We cannot guarantee that our European operations will become profitable or that their net loss will not drop further.

        Our expanding International operations expose us to the unique risks inherent in foreign operations.    In addition to our recently expanding operations in Europe, we have a significant presence in Canada through The Business Depot Ltd. We may also seek to expand further into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations. Further, our recent European Mail Order Acquisition has increased our exposure to these foreign operating risks, which could have an adverse impact on our European income and worldwide profitability.

        Our debt level could impact our ability to obtain future financing and continue our growth strategy.    Our consolidated outstanding debt at November 2, 2002 was $1.1 billion. To the extent necessary to maintain our current debt ratings and outlook, we plan to raise equity funds to reduce our debt. The timing and amount of such equity offering will depend on prevailing market conditions and there can be no assurance that we will be able to sell shares of our capital stock on favorable terms, if at all. Our consolidated debt may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

Critical Accounting Policies

        Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

        Inventory.    We record inventory at the lower of weighted average cost or market. We reserve for obsolescence based on the difference between the weighted average cost of the inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

        Impairment of Long-Lived Assets.    We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations, and an operating unit level for our other operations. Our retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than our projections, future write-offs may be necessary.

        Impairment of Goodwill and Indefinite Lived Intangible Assets.    As a result of our adoption of SFAS No. 142, we now review goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to an impairment charge that could be material.

        Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for us with the beginning of fiscal year 2003. We do not believe the adoption of this Statement will have a material impact on our overall financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Currently, certain exit costs are recognized when the company commits to a restructuring plan, which is generally before an actual liability has been incurred. The provisions of this Statement are required to be adopted for all exit or disposal activities initiated after December 31, 2002 and could result in us recognizing the cost of future restructuring activities over a period of time as opposed to recognizing them as a single event.

Quantitative and Qualitative Disclosures about Market Risks

        At November 2, 2002, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2002. More detailed information concerning market risk can be found under the sub-caption "Quantitative and Qualitative Disclosures about Market Risks" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page B-9 of our Annual Report on Form 10-K for the year ended February 2, 2002.

Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

          Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)
Changes in Internal Control

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

STAPLES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Not Applicable

Item 2—Not Applicable

Item 3—Not Applicable

Item 4—Not Applicable

Item 5—Not Applicable

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

Date of Report	Filing Date	Description
August 13, 2002	August 13, 2002	Item 9. REGULATION FD DISCLOSURE. The Chief Executive Officer and Chief Financial Officer of Staples, Inc. each delivered for filing a "Statement Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings" to the Securities and Exchange Commission as required by Order 4-460 issued by the SEC on June 27, 2002.
August 21, 2002	August 22, 2002	Item 5. OTHER EVENTS. Staples, Inc. entered into an agreement to acquire the mail order office products business of Guilbert, SA, a subsidiary of Pinault Printemps Redoute, a French public company.
September 19, 2002	September 19, 2002	Item 5. OTHER EVENTS. Staples, Inc. issued a press release announcing its intention to raise up to $325.0 million through an institutional private placement of its senior notes.
September 26, 2002	October 8, 2002	Item 5. OTHER EVENTS.
1. Staples, Inc. completed its previously announced offering of $325.0 million principal amount of its 7.375% Senior Notes due October 2012.
2. On October 4, 2002, Staples, Inc. entered into a $325 million 364-Day Term Loan Agreement with a group of commercial banks, with Fleet National Bank as agent.
October 18, 2002	October 28, 2002
Item 2. ACQUISITION OR DISPOSITION OF ASSETS. On October 18, 2002, following receipt of all required regulatory approvals and satisfaction of all required conditions to closing, Staples, Inc. completed the acquisition of the mail order office products business of Guilbert, SA ("Guilbert"), a subsidiary of Pinault Printemps Redoute, a French public company, for approximately 825 million Euros, pursuant to the Sale and Purchase Agreement, dated as of August 21, 2002, by and between Staples, Inc. and Guilbert.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: November 19, 2002	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Ronald L. Sargent, the President and Chief Executive Officer of Staples, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Staples, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ RONALD L. SARGENT Ronald L. Sargent President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John J. Mahoney, the Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Staples, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Staples, Inc. (the "registrant");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

TABLE OF CONTENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATION
CERTIFICATION