Form 10-K
period 2003-02-01
STAPLES INC
filed 2003-03-05
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2003		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)
Five Hundred Staples Drive, Framingham, Massachusetts 01702 (Address of principal executive offices and zip code)
508-253-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Staples Common Stock, par value $0.0006 per share (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on August 2, 2002, as reported by Nasdaq, was approximately $6.9 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 473,330,307 shares of Staples' common stock, par value $.0006, outstanding as of March 3, 2003.

        Documents Incorporated By Reference

        Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business

Staples

        Staples, Inc. and subsidiaries ("We", "Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor. We opened the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. The office products industry has experienced significant growth since 1986 as the industry has expanded to include a variety of retailers, dealers and distributors, including other high-volume office supply chains.

        We operate three business segments: North American Retail, North American Delivery and European Operations. Our North American Retail segment consists of U.S. and Canadian business units that, at the end of fiscal 2002, sold office products and services through 1,300 retail stores. Our North American Delivery segment consists of U.S. and Canadian catalog and internet business units, along with the U.S. contract stationer business unit, that sell and deliver office products and services directly to customers. Our European Operations segment consists of our business units that, at the end of fiscal 2002, sold office products and services through 188 retail stores in the United Kingdom, Germany, the Netherlands and Portugal and sell and deliver office products and services directly to businesses throughout the United Kingdom, Germany, France, Belgium, Spain and Italy. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note M in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines, computers and related products, and office furniture. Although there are no clear demarcations among customer groups, we target four principal end-user groups: power users (customers spending over $500 per year in office products excluding computers and furniture; primarily home-based businesses, home offices and teachers); small businesses and organizations with up to 50 office workers; medium-size businesses and organizations with between 50 and 500 office workers; and large businesses and organizations with more than 500 office workers. We effectively reach each sector of the office products market through different distribution channels designed to be convenient to the needs of our customers. Our stores seek to address the retail needs of customers, while our catalog and internet operations focus on customers who desire delivery of their office products and other specialized services. Our contract businesses are specifically organized to service the needs of medium and large businesses. Our ability to address all four major end-user groups increases and diversifies our available market opportunities; increases awareness of the Staples name among customers in all four end-user groups, who often shop across multiple sales channels; and allows us to enjoy a number of important economies of scale such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        In 2001, we announced our Back to Brighton strategy. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton brings a renewed focus to the business customer through changes in merchandise mix, marketing and customer service. To improve our merchandise mix, we eliminated more than 700 products that were consumer-oriented and low margin or slow turning and replaced these goods with 450 stock keeping units, or SKUs, directed at power users and small business customers. We have realigned our marketing efforts to focus on power users and small businesses with an increased focus on our sales force, direct mail, and customer loyalty programs and lesser emphasis on circulars. To improve our customer service, we have expanded our training of sales associates, added labor hours to certain store departments and changed our associate bonus plan.

  North American Retail

        Our North American Retail segment, consisting of 1,300 stores throughout the United States and Canada at the end of fiscal 2002, generated a majority of our sales and profits during fiscal 2002. Our North American retail stores are located in 45 states, the District of Columbia and 10 Canadian provinces in both major metropolitan markets and smaller markets. Our retail operations focus on serving the needs of power users and small businesses.

        Our strategy for our North American superstores focuses on several key objectives: provide superior value to our customers through a combination of every day low prices, a broad selection of products, convenient store locations and hassle-free returns; reduce operating costs to the lowest level consistent with providing quality merchandise and service; and offer an easy-to-shop store environment with quality products that are in-stock and easy to find, fast checkout and courteous, helpful and knowledgeable sales associates.

        Our retail stores display inventory according to a plan-o-gram that graphically designates the place each item in each section of the store is displayed and specifies the quantity to be stocked. Related items are typically grouped together for customer convenience. Associates in our stores are available to consult on purchases, particularly in our furniture, business machines and technology sections, where customers often need assistance in decision making. Beginning in fiscal year 2000, Staples began offering retail customers the ability to make purchases on-line through in-store internet access points to acquire products that are not available in our stores. Internet access points are now in all of our U.S. stores, and our customers can pay for these purchases at the register or through Staples.com and have the product delivered to their home or business.

        During 2001, we introduced a redesigned layout of our stores called the "Dover" format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of our vast array of products. In addition, in fiscal 2002, we reduced the size of our new stores to 20,000 square feet from our previous 24,000 square foot store format. At February 1, 2003, we had 263 Dover stores, and we plan to open all of our stores in the United States in 2003 using the Dover format. We also plan to remodel up to 50 existing stores in the United States into the Dover format during 2003. We continue to improve our Dover store format focusing on refinements in product placement, store design and adjacencies. In select urban markets, we operate a smaller store format, "Staples Express", which offers a more focused assortment of products. These smaller stores, ranging from 6,000 to 10,000 square feet, give us the opportunity to meet the office supply needs of customers in a store format that is efficient and economical in an urban environment.

        We continue to execute a more conservative store growth strategy. Our goal is to expand our store base in a prudent fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores, catalog and internet businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing costs, distribution expense and supervision costs. In determining where to open new retail stores and actively market our catalog, we evaluate the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competition and other factors. While most of our retail stores have been located in conventional strip shopping centers, we have also successfully converted non-retail properties to Staples stores. Although we often lease second-use properties, we have also entered into ground leases where we plan to build a store or arrange to have landlords construct free-standing buildings to our specifications. In addition, we have on numerous occasions acquired lease rights from prior tenants. We believe that this flexibility in selecting sites will assist us in securing additional locations in the challenging real estate markets in which we operate.

        We plan to open approximately 75 to 90 stores in North America in 2003, versus 72 new stores in 2002 and 117 new stores in 2001. The growth program for fiscal year 2003 will continue to focus primarily on existing markets, with fewer new market entries, as we fill in markets we entered during 2000 and 2001. We have also focused on improving under performing stores in our store portfolio. Many of these stores are in new markets and did not fully benefit from initial marketing programs that build brand awareness and drive customer traffic. We are re-launching our initiatives in some markets and are giving more latitude to some store managers to improve profitability by implementing strategies that are unique to their marketplace.

  North American Delivery

        Our North American Delivery segment is comprised of two principal operations: our catalog and internet businesses, operating under the names "Staples Business Delivery" and "Quill Corporation," and our contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage."

        We are implementing a number of strategies focusing on customer service and retention to grow our delivery business and increase its profitability. These strategies include: focusing on our perfect order metric which measures the number of orders that we ship without error; enhancing our distribution capabilities; expanding the size of our sales force; reducing the number of small orders; and increasing the percentage of orders placed electronically.

        Staples Business Delivery:    Our Staples Business Delivery operations combine the efforts of our direct mail catalog business, operating since 1990, and our Staples.com and Canadian e-commerce sites. Our direct mail catalog business is designed to reach all targeted segments of the office products market seeking the convenience of telephone ordering and free next business day delivery for orders over $50. Staples.com, which began in 1998, is our core electronic marketplace for small businesses, home offices and power users. The web site provides complete, on-site transaction processing for the purchase of over 130,000 office products and services. The site is available in all of our U.S. retail stores through internet access points. Delivery orders are shipped from our delivery distribution centers and are distributed through dedicated delivery hubs. In some markets, we also deliver products directly from our retail stores. We market Staples Business Delivery through direct mail catalogs, a sales force primarily focused on generating new accounts and internet and other broad-based media advertising.

        Quill Corporation:    Acquired by Staples in May 1998 and founded in 1956, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than one million small- and medium-sized businesses in the United States. Quill also sells office products using the internet channel through Quill.com. To attract and retain its customers, Quill offers outstanding customer service, superior private label products and special services. In July 2002, we acquired Medical Arts Press, Inc., or MAP, a leading direct marketer of specialized printed office products and practice-related supplies to medical offices, and established MAP as an operating division of Quill. Our acquisition of MAP provides us with an opportunity to sell traditional office products to MAP's customer base and expand Quill's and Staples' product offerings.

        Staples National Advantage and Staples Business Advantage:    Our contract stationer operations focus primarily on serving the needs of medium- to large-sized businesses that often require more services than are provided by a traditional retail or mail order business. We offer customized pricing, payment terms, usage reporting and the stocking of certain proprietary items. Our contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business selling to large multi-regional businesses. Staples Business Advantage sells to medium- and large-sized regional companies and has the flexibility to handle smaller accounts. We initially established the contract stationer business through acquisitions, and more recently have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com provides online procurement of office products for our contract stationer customers. To appeal to businesses which require high levels of procurement control, StaplesLink.com offers the highest level of procurement functionality of our websites, including customized pricing, payment terms, usage reporting and full service account management.

  European Operations

        As of February 1, 2003, we operated 188 retail stores in Europe. This includes 83 Staples stores in the United Kingdom, 56 Staples stores in Germany, 37 Office Centre stores in the Netherlands and 12 Office Centre stores in Portugal. The Office Centre stores in the Netherlands are different from a typical Staples store in that they generally have a business-oriented membership format similar in concept to many U.S. warehouse clubs. In fiscal year 2002, we opened 14 stores in Europe, and we plan to open approximately 20 new stores in fiscal year 2003, including an expansion of the Office Centre concept into Belgium. Our European Operations segment also includes delivery businesses operating under the Staples name in the United Kingdom and Germany, and an internet site in Germany. On October 18, 2002, we gained access to the fast growing office products mail order market in France, Belgium, Spain and Italy and strengthened our position in the United Kingdom through our acquisition of the European mail order businesses of an office products seller. The acquisition expanded our European Operations segment to include leading direct mail office products sellers that deliver office products and services directly to more than 800,000 small business customers under a variety of different brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy.

        We believe that Europe represents an important opportunity for us. Europe is the second largest office products market in the world and relies more than the United States on the delivery channel as opposed to the retail channel. Our retail business has experienced strong revenue growth and improved profitability over the last several years despite economic and regulatory challenges and a difficult real estate market. With our recent acquisition in the delivery channel and our existing delivery business, we believe that we are well positioned for success as a multi-channel distributor of office products in Europe.

Merchandising

        We sell a wide variety of office supplies and services, business machines, computers and related products and office furniture. While our buying and merchandising staff uses integrated computer systems to centrally perform the vast majority of our merchandise planning and product purchasing, some of our business units, particularly Quill, Canadian operations and multiple European businesses, leverage our global buying and merchandising staff along with their own staff to meet their more localized buying and merchandising needs.

        We have approximately 8,000 SKUs stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American delivery business. We also offer over 130,000 additional SKUs to our customers through the internet, including internet access points in our U.S. retail stores. In order to minimize unit costs and selling prices, we sell most products in multi-unit packages. The pack sizes are designed to be large enough to be cost effective without being burdensome to our small business customers.

        Our product offering includes approximately 1,000 Staples private label items which are primarily in consumables categories. In fiscal 2002, we expanded our 10-year old private label program to focus on the Staples brand rather than controlled brands with greatly improved packaging. Staples branded products generally offer better gross margins than national brands and provide high quality and, we believe, better value to our customers. We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing, pack and ship services, payroll services and product warranty contracts.

        Our strategy is to tailor our product mix to meet the needs of customers by regularly evaluating sales and profit performance for each of our SKUs. In connection with our Back to Brighton strategy, we reevaluated our retail product assortment to refocus on the more profitable small business customers and power users. This began with a SKU rationalization process aimed at maximizing our assortment value and eliminating many of our low margin or slow moving consumer oriented SKUs. We added approximately 450 SKUs aimed at meeting the needs of our small business and power user customers while eliminating more than 700 consumer-oriented SKUs. This process included eliminating some of the entry-level, consumer only, low-end business machines in favor of more heavy duty, higher-end products with business features and functions that better fit our core customers' needs. We have also reevaluated our computer selection and now stock only one PC SKU in approximately 400 of our retail stores. We continue to stock an assortment of PCs in the rest of our stores and have increased our focus on build-to-order computers in all of our retail locations.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Office supplies and services	41.7%	40.8%	39.6%
Business machines and related products	30.5%	29.8%	28.7%
Computers and related products	20.9%	22.3%	23.9%
Office furniture	6.9%	7.1%	7.8%

	100.0%	100.0%	100.0%

        We select our vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition for all of our sales channels. As a result of the volumes in which we purchase our products and our centralized distribution facilities, we are able to obtain favorable pricing from our vendors. In fiscal 2002, we began to use reverse on-line auctions, an internet-based bidding process, to achieve savings through lower costs from our vendors on many of the items we use to operate our business and on some of the products we sell. We purchase products from several hundred vendors worldwide, and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

Supply Chain

        We operate centrally located distribution centers across the United States to service the majority of our replenishment and delivery requirements for our U.S. retail and North American delivery operations. Most products are shipped from our suppliers to the distribution centers for reshipment to our stores and delivery to our customers through our delivery hubs. As of February 1, 2003, four distribution centers, located in California, Connecticut, Indiana and Maryland, supported our U.S. retail operations, and 31 distribution centers throughout the United States and Canada supported our North American delivery operations. Of our 31 North American delivery distribution centers, seven locations service multiple delivery businesses, with our distribution center in London, Ohio, which we opened in 2002, supporting all of our delivery businesses. We plan to continue to expand our multi-business capabilities into three additional locations in 2003.

        We believe our distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads from suppliers. We also believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, and we operate smaller gross square footage stores than would otherwise be required. A smaller store size reduces our rental costs and provides us with greater opportunity to locate stores more closely to our target customers.

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

        Over the last several years, we have made incremental progress in our supply chain through improvements that did not require significant changes to our processes. In 2003, we expect to begin to implement a comprehensive plan to improve our supply chain performance as we look to improve our processes across all functions. The key objectives of the plan include improvements in our demand creation and inventory management processes as well as optimizing our distribution network.

Marketing

        We pursue a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print and internet advertising, as well as catalogs, e-mail marketing, a loyalty program and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spending as well as the mix of media employed depending upon market, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        With the implementation of our Back to Brighton strategy, we realigned our marketing efforts to focus on our core customers: small businesses and power users. The marketing strategies emphasized our strong brand and leveraged all of our delivery and retail vehicles to send a consistent message to our core customers. We expanded the size of our sales force in both delivery and retail segments. During fiscal 2002, we continued our print advertising program but at a reduced and more targeted level as we shifted our marketing expenditures from mass media to more targeted direct marketing and to our loyalty program. Going forward, we intend to focus our marketing message on our brand promise that Staples makes buying office products easy.

        We also have a naming rights agreement with L.A. Arena Company, LLC, which owns the Staples Center, a state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights, community-based programs and various amenities in the Staples Center for 20 years.

Associates and Training

        We place great importance on recruiting, training and providing the proper incentives for quality personnel. We recruit actively on college campuses and also hire talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates.

        We consider customer relations and our associates' knowledge of office products and office-related capital goods to be significant to our marketing approach and our ability to maintain customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge. We have continued to make an investment in computer-based, multi-media training programs to upgrade staff selling skills and improve customer service at our retail stores and delivery operations. Much of the training targets sales of capital goods such as fax machines, copiers, furniture and computers. Store management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center associates prepare for new assignments through Staples and third party designed training modules, written manuals, video instruction and self-testing.

        As of February 1, 2003, Staples employed 29,912 full-time and 27,904 part-time associates.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. Our target customers have historically been serviced by traditional office products dealers. We believe we have competed favorably against these dealers in the past because we generally offer lower prices and a broader product selection. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronics superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers.

        We believe we are able to compete favorably against other high-volume office supply chains, mass merchandisers and other retailers, dealers and distributors because of our: focus on the business customer and power user; courteous, helpful and knowledgable customer service; wide assortment of office supplies that are in stock and easy to find; fast checkout; easy to use website; reliability and speed of order shipment; convenient store locations; hassle-free returns and fair prices. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors in the office products industry are larger than we are and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Trademarks

        In connection with our North American Retail business, we have registered the marks "Staples" and "Staples The Office Superstore" in the Principal Register of the United States Patent and Trademark Office, and the marks "Staples the Office Superstore" and "Staples" in Canada. In connection with our North American Delivery businesses, we have registered the marks "Staples.com", "Staples National Advantage", "Staples Business Advantage", "StaplesLink.com", "Quill", "Medical Arts Press", "HMI", and "SmileMakers" on the Principal Register of the United States Patent and Trademark Office. In connection with our European Operations, we have registered the mark "Staples" in many foreign jurisdictions, including, but not limited to, the United Kingdom, Germany, the Netherlands, Portugal and Belgium and the mark "Office Centre" in many foreign jurisdictions, including, but not limited to, the Netherlands, Portugal and Belgium. As a result of our October 2002 acquisition of the European mail order businesses, we also have registered the mark "Bernard" in multiple foreign jurisdictions, including, but not limited to, France and Belgium; the mark "JPG" in many foreign jurisdictions, including, but not limited to, France and Belgium; the mark "Neat Ideas" in many foreign jurisdictions, including, but not limited to, the United Kingdom; the mark "Sistemas Kalamazoo" in Spain; and the mark "MondOffice" in Italy.

        We maintain a website with the address www.staples.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

        We were organized in 1985 and are incorporated in Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of February 1, 2003 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Basil L. Anderson, age 57

  Mr. Anderson has served as a Vice Chairman of Staples since September 2001 and as a Director since 1997. Prior to joining Staples, Mr. Anderson served as Executive Vice President—Finance and Chief Financial Officer of Campbell Soup Company from April 1996 to April 2000. Prior to joining Campbell Soup, Mr. Anderson was with Scott Paper Company where he served in a variety of capacities beginning in 1975, including Vice President and Chief Financial Officer from February 1993 to December 1995.

Joseph G. Doody, age 50

  Mr. Doody has served as President-Staples North American Delivery since March 2002. Prior to that he served as President-Staples Contract & Commercial from November 1998 to March 2002. Prior to joining Staples, Mr. Doody was Vice President of Sutherland Group, a call center outsourcing company, from January 1998 to November 1998.

  Prior to that, Mr. Doody served at Eastman Kodak for over 20 years in positions of increasing responsibility, ending with President of North American Office Imaging.

John J. Mahoney, age 51

  Mr. Mahoney has served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997. Prior to that, he was Executive Vice President and Chief Financial Officer from September 1996 to October 1997. Prior to joining Staples, Mr. Mahoney was a partner with Ernst & Young LLP, where he served in various capacities in its accounting and auditing groups from 1975 to 1996.

Demos Parneros, age 40

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from September 1996 to February 1999.

Ronald L. Sargent, age 47

  Mr. Sargent has served as President and Chief Executive Officer of Staples since February 2002 and as a Director since 1999. Prior to that, he served in various capacities since joining Staples in March 1989, including President and Chief Operating Officer of Staples from November 1998 to February 2002, President-North American Operations from October 1997 to November 1998, and President-Staples Contract & Commercial from June 1994 to October 1997.

Thomas G. Stemberg, age 54

  Mr. Stemberg has served as Chairman of the Board of Directors of Staples since February 1988 and an executive officer of Staples with the title of Chairman since February 2002. Mr. Stemberg founded Staples and was Chief Executive Officer of Staples from January 1986 to February 2002.

Jack A. VanWoerkom, age 49

  Mr. VanWoerkom has served as Senior Vice President, General Counsel and Secretary since March 1999. Prior to that, he served as General Counsel of Teradyne, Inc. from January 1998 to March 1999. From January 1994 to June 1997, Mr. VanWoerkom was Chief Legal Counsel, Vice President of Development and Managing Director of Europe for A.W. Chesterton.

Joseph S. Vassalluzzo, age 54

  Mr. Vassalluzzo has served as a Vice Chairman since December 1999. Prior to that, he served in various capacities since joining Staples in September 1989, including President, Realty and Development from October 1997 to December 1999, President—Staples Realty from September 1996 to October 1997, Executive Vice President—Growth and Development from November 1993 to September 1996, and Executive Vice President—Growth and Support Services from April 1993 to November 1993.

Item 2. Properties

        As of February 1, 2003, we operated 1,488 superstores in 45 states, the District of Columbia, 10 provinces in Canada, 10 regions in the United Kingdom, 9 regions in Germany, in the Netherlands and in Portugal. Staples also operates 39 distribution centers. The following table sets forth the locations of our facilities as of February 1, 2003.

RETAIL STORES

United States
Alabama	12
Arizona	26
Arkansas	4
California	159
Colorado	3
Connecticut	32
Delaware	5
Florida	48
Georgia	32
Idaho	7
Iowa	12
Illinois	15
Indiana	27
United States (cont.)
Kansas	3
Kentucky	8
Maine	10
Maryland	35
Massachusetts	47
Michigan	30
Minnesota	2
Mississippi	2
Missouri	9
Montana	6
Nebraska	4
Nevada	1
New Hampshire	18
United States (cont.)
New Jersey	63
New Mexico	7
New York	106
North Carolina	34
North Dakota	2
Ohio	48
Oklahoma	16
Oregon	17
Pennsylvania	76
Rhode Island	8
South Carolina	15
Tennessee	17
Texas	31

United States (cont.)
Utah	10
Vermont	7
Virginia	30
Washington	26
Washington DC	2
West Virginia	5
Wisconsin	11

1,088
Canada
Alberta	22
British Columbia	28
Manitoba	6
New Brunswick	5
Newfoundland	3
Nova Scotia	9
Ontario	82
Canada (cont.)
Quebec	50
Saskatchewan	5
Prince Edward Island	2

212
United Kingdom
Anglia	4
Borders	1
Central	20
Granada	9
HTV	8
London	11
Meridien	11
Tyne-Trees	3
West Country	5
Yorkshire	11

83
Germany
Baden-Wurttemberg	3
Bayern	4
Bremen	2
Hamburg	9
Hessen	6
Niedersachsen	8
Nordrhein-Westpfalen	19
Sachsen	1
Schleswig-Holstein	4

56
Netherlands	37
Portugal	12

DISTRIBUTION CENTERS

United States
California	4
Colorado	1
Connecticut	2
Florida	3
Georgia	2
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
United States (cont.)
Minnesota	1
New Jersey	1
New York	2
North Carolina	1
Ohio	1
Oregon	1
Pennsylvania	2
South Carolina	1
Texas	2
Washington	1

31
Canada
Alberta	1
British Columbia	1
Ontario	2

4
United Kingdom
Pensnett	1
Daventry	1
Doncaster	1

3
Belgium—Tongeren	1

        Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2003 and 2020. In most instances, we have renewal options at increased rents. Leases for 192 of the existing stores provide for contingent rent based upon sales.

        Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        We are not a party to nor are any of our properties subject to any material pending legal proceedings other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "SPLS".

        At March 3, 2003, the number of holders of record of our common stock was 8,140.

        The following table sets forth for the periods indicated the high and low sale prices per share of our common stock on the Nasdaq National Market, as reported by Nasdaq.

	High	Low
Fiscal Year Ended February 1, 2003
First Quarter	$22.14	$16.64
Second Quarter	21.88	14.28
Third Quarter	16.90	11.92
Fourth Quarter	19.46	14.81
	High	Low
Fiscal Year Ended February 2, 2002
First Quarter	$18.06	$14.25
Second Quarter	16.84	13.80
Third Quarter	16.22	11.56
Fourth Quarter	19.20	15.25

        We have never paid a cash dividend on our common stock. We presently intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit agreement restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement.

        On August 1, 2002, pursuant to a consulting agreement between Senator George Mitchell, one of our directors, and us, under which Senator Mitchell provides consulting services to us in return for an annual fee of $75,000, we sold to Senator Mitchell 4,706 shares of our common stock having a value of $75,000, in lieu of the $75,000 cash payment, in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors and Executive Officers of the Registrant

        Certain information required by this Item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings "Election of Directors" and "Corporate Governance—Directors of Staples" in our Proxy Statement, which sections are incorporated herein by reference.

        The information required by Item 405 of Regulation S-K will appear under the heading "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which section is incorporated herein by reference.

        We have adopted a written code of ethics that applies to all of our associates, including but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics can be found at www.staples.com/about. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

Item 11. Executive Compensation

        The information required by this Item will appear under the heading "Executive Compensation" and "Corporate Governance—Director Compensation" in our Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will appear under the headings "Beneficial Ownership of Common Stock" and "Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will appear under the heading "Corporate Governance—Certain Relationships and Related Transactions" in our Proxy Statement, which section is incorporated herein by reference.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b)
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.
1.
Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—February 1, 2003 and February 2, 2002.
•
Consolidated Statements of Income—Fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001.
•
Consolidated Statements of Stockholders' Equity—Fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001.
•
Consolidated Statements of Cash Flows—Fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001.
•
Notes to Consolidated Financial Statements.
2.
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed above are not required under the related instructions or are not applicable, and, therefore, have been omitted.
3.
Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1.

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed in the fiscal quarter ended February 1, 2003.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2003.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2003.

Signature	Capacity

/s/ RONALD L. SARGENT Ronald L. Sargent	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board and Chairman
/s/ BASIL L. ANDERSON Basil L. Anderson	Director and Vice Chairman
/s/ BRENDA C. BARNES Brenda C. Barnes	Director
/s/ ARTHUR M. BLANK Arthur M. Blank	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ RICHARD J. CURRIE Richard J. Currie	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director
/s/ JAMES L. MOODY, JR James L. Moody, Jr.	Director

/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Ronald L. Sargent, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Staples, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 4, 2003	/s/ RONALD L. SARGENT Ronald L. Sargent President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, John J. Mahoney, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Staples, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 4, 2003	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended
	February 1, 2003(1) (52 weeks)	February 2, 2002(2) (52 weeks)	February 3, 2001(3) (53 weeks)	January 29, 2000 (52 weeks)	January 30, 1999(4) (52 weeks)
Statement of Income Data:
Sales	$11,596,075	$10,744,373	$10,673,671	$8,936,809	$7,123,189
Gross profit	2,943,482	2,570,493	2,576,505	2,215,246	1,726,266
Net income	446,100	264,970	59,712	314,988	185,370
Basic earnings/(loss) per common share(5):
Staples, Inc. Stock	0.96	0.40	—	0.42	0.43
Staples RD Stock	—	0.18	0.16	0.26	—
Staples.com Stock	—	0.01	(0.84)	(0.09)	—
Diluted earnings/(loss) per common share(5):
Staples, Inc. Stock	0.94	0.40	—	0.41	0.41
Staples RD Stock	—	0.17	0.15	0.26	—
Staples.com Stock	—	0.01	(0.84)	(0.09)	—
Dividends	—	—	—	—	—
Selected Operating Data (at period end):
Stores open	1,488	1,436	1,307	1,129	913
Balance Sheet Data:
Working capital	$542,150	$807,128	$644,832	$738,547	$798,768
Total assets	5,721,388	4,093,035	3,983,923	3,846,076	3,179,266
Total long-term debt, less current portion	732,041	350,225	441,257	500,903	205,015
Stockholders' equity	$2,658,892	$2,054,174	$1,749,424	$1,828,813	$1,656,886

(1)
Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communication (see Note I).

(2)
Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closing of 31 underperforming stores (see Note D), a $7.4 million ($4.6 million after taxes) charge to gross profit related to inventory write-downs to net realizable value for the closing stores and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and distribution and call center closures (see Note C).

(3)
Results of operations for this period include $205.8 million of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies (see Note C). These results also include a $7.3 million ($4.3 million after taxes) store closure credit (see Note D).

(4)
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

(5)
From the fourth quarter of fiscal year ending January 29, 2000 through the second quarter of fiscal year ending February 2, 2002, historical earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock ("Staples, Inc. Stock") as Staples RD Stock (see Note L). Staples.com's net loss per share has also been retroactively restated to reflect the effect of a recapitalization through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effected on April 5, 2000.

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

All earnings per share data has been restated to give retroactive effect to the three-for-two split of the Company's common stock effected in January 1999.

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

        Our business is comprised of three segments: North American Retail, North American Delivery and European Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery (North American catalog and internet operations), our contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain and Italy. Our fiscal years ended February 1, 2003 and February 2, 2002 contained 52 weeks, while the fiscal year ended February 3, 2001 contained 53 weeks.

        We acquired two businesses during fiscal year 2002. On October 18, 2002, we gained access to the fast growing office products mail order market in France, Belgium, Spain and Italy and strengthened our position in the United Kingdom through our acquisition of the European mail order businesses of an office products seller. The acquisition expanded our European Operations segment to include leading direct mail office products sellers that deliver office products and services directly to more than 800,000 small business customers under a variety of different brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy ("European mail order acquisition"). The acquired companies are reported as part of our European Operations segment for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. ("MAP"). MAP is a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. The acquisition of MAP provides us with an opportunity to sell traditional office products to MAP's customer base and expand Quill's and Staples' product offerings. MAP is an operating division of Quill and is included in North American Delivery for segment reporting. The results of operations for the acquired businesses have been included in our consolidated financial statements since the respective acquisition dates.

        From November, 1999 through August, 2001, our certificate of incorporation included two series of common stock, Staples.com common stock ("Staples.com Stock") and Staples Retail and Delivery common stock ("Staples RD Stock"). On August 27, 2001, our stockholders approved a proposal to amend our certificate of incorporation to effect a recapitalization by reclassifying each share of Staples.com Stock into 0.4396 shares of Staples common stock and by reclassifying each share of Staples RD Stock into one share of Staples common stock (the "Recapitalization"). The Recapitalization had no effect on our overall financial position or results of operations.

Forward Looking Statements

        This Annual Report on Form 10-K and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading "Cautionary Statements." We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

        We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.

  Consolidated Performance:

        General:    The following table is a summary of our net income for each of the past three fiscal years:

	2002	2001	2000
Net income excluding the following items	$417,100	$306,919	$261,184
Less (items net of applicable taxes):
Inventory write-down for store closures (included in cost of goods sold)	—	4,551	—
Store closure charge (credit)	—	30,807	(4,278)
Asset impairment and other charges(1)	—	6,591	205,750
Tax benefit	(29,000)	—	—

Net income as reported (GAAP)	$446,100	$264,970	$59,712

(1)
While the 2000 and 2001 amounts are both categorized as asset impairment and other charges, the 2000 amount relates to the asset impairment of Staples Communications and certain e-commerce investments, and the 2001 amount relates to severance and facility closures.

        Management uses net income excluding the items noted in the table above, among other standards, to measure operating performance. We have added this information because we believe it assists you in understanding our results of operations on a comparative basis. This supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by accounting principles generally accepted in the United States ("GAAP"). See the discussion below for an explanation of the items included in the table above.

        Excluding the items noted in the table above, net income grew 36% for fiscal year 2002 and 18% for fiscal 2001. Fiscal year 2002 was a year of improved performance as our Back to Brighton strategy of focusing on driving profitable sales growth, improving profit margins and increasing asset productivity positively impacted our results. This strategy includes a shift to focus our merchandising, marketing and customer service on small businesses and power users. Our performance has been achieved despite the absence of robust comparable sales growth. Even in this tough economic environment, comparable sales continue to show sequential improvement, with most of the growth in consumables, which includes our core supply categories. This comparable sales growth, however, has been offset by a general weakness in our customers capital spending resulting in a negative impact on purchases of non-consumables, which include our technology and furniture categories.

        We strive to maintain a balance between investing for our long term success and delivering strong current earnings growth. During 2002, we chose to make significant investments to drive sustainable revenue growth by investing in productivity improvements and better processes in such areas as store labor, sales force, marketing and supply chain.

        Fiscal year 2002 was a year of transformation for us. In executing our Back to Brighton strategy we drove significant, sustainable, structural shifts throughout our business which we believe will continue to drive our sales and earnings growth in 2003. The most significant of these shifts include: a shift in customer base to more profitable business customers and power users versus consumers; improvements in customer service and our easy brand promise; improved new store productivity and our in-fill focused real estate strategy; our Dover store format; an increase in our private label mix; growing our more profitable delivery business faster than our retail business; our increased global presence in new European countries, addressing the large, attractive and growing European market; and the acquisition of businesses with a more profitable business model.

        As many of the initiatives we are executing are just beginning to positively impact our results, we expect additional operating margin improvement to continue in fiscal year 2003, independent of top line growth. As of the date of this filing, we anticipate organic sales growth in fiscal 2003 to be in the mid to high single digits with an additional two to three percent growth from our 2002 acquisitions. This sales growth implies low single digit North American retail comparable store sales. We expect earnings per share growth of 20% for fiscal 2003. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

        Sales:    Sales increased 7.9% in fiscal 2002, to $11.60 billion, versus sales of $10.74 billion in fiscal 2001. Sales in fiscal 2001 increased 0.7% compared to sales of $10.67 billion in fiscal 2000. Excluding the impact of our acquisitions in 2002, sales increased 5.7% in 2002. Excluding the additional week in fiscal 2000, sales increased 2.8% in fiscal 2001. Worldwide comparable sales increased 2% in 2002 and decreased 2% in 2001. Worldwide comparable sales include stores open for more than one year plus the Staples Business Delivery business and the Staples catalog business in Europe. Worldwide comparable sales for our retail locations increased 1% in 2002 and decreased 4% in 2001.

        The increase in sales for both years is primarily attributable to new stores and the continued success of our customer acquisition efforts in our delivery businesses. The increase in sales in 2002 also includes positive comparable store sales in our core office product categories, including ink and toner, paper and copiers and business machines, offset by declines in our technology and furniture categories; the positive results of cross-channel marketing among our catalogs, websites and stores; and increases in foreign exchange rates against the U.S. dollar. The increase in sales in 2001 was offset by the negative impact of the weak economy, including sharp declines in spending on computers, decreases in foreign exchange rates against the U.S. dollar, and the impact of the terrorist attacks in the United States on September 11th.

        Gross Profit:    Gross profit as a percentage of sales was 25.4% for fiscal 2002, 23.9% for fiscal 2001 and 24.1% for fiscal 2000. The increase in the gross profit rate for 2002 was primarily due to a shift in sales mix toward higher margin consumable categories as well as the impact of the acquired businesses in 2002 which have higher margins, as a percentage of sales, than our other businesses. The slight decrease in the gross profit rate for 2001 was due to the deleveraging of fixed distribution, delivery and rent and occupancy costs, clearance activity related to the elimination of several hundred SKUs during our 300 store reflow initiative and mark-downs on PCs and furniture during the first half of 2001. The 2001 gross profit rate was also negatively impacted by a $7.4 million charge to write down inventory to net realizable value for the 31 stores which were closed and liquidated during the first quarter of fiscal 2002. These decreases were partially offset by strong margins from an improved product mix during the second half of 2001 and improved control of shrink costs throughout fiscal 2001.

        Operating and Selling Expenses:    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.5% of sales for fiscal 2002 and 15.4% of sales for fiscal 2001 and 2000. The 2002 results reflect increased investments in our sales force at Quill and Staples Business Delivery, as well as the impact of the acquired businesses in 2002 which have higher marketing costs, as a percentage of sales, than our other businesses. Our 2002 results also reflect a $14.7 million charge relating to integration costs associated with our European mail order acquisition, six store closures in Germany and severance relating to reorganizations of our European corporate functions. Our ability to effectively leverage operating expenses offset these increases in 2002. The 2001 results reflect the effective management of operating costs despite softer sales and the benefits of expense leveraging in our e-commerce businesses.

        Pre-opening expenses:    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by us as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses were $8.7 million for the 86 stores opened in fiscal 2002, $13.7 million for the 136 stores opened in fiscal 2001 and $22.3 million for the 189 stores opened in fiscal 2000. The expense in fiscal 2000 reflects increased costs associated with the number of stores opened in remote locations during that year.

        General and Administrative:    General and administrative expenses as a percentage of sales were 3.9% for fiscal 2002, 3.5% for fiscal 2001, and 3.8% for fiscal 2000. The increase in general and administrative expenses as a percentage of sales in 2002 primarily reflects an increase in management's variable compensation. The decrease as a percentage of sales in 2001 reflects the results of the divestiture on April 3, 2002 of Staples Communications, which had high general and administrative costs as a percentage of sales, the benefits of expense leveraging in our e-commerce businesses, a decrease in management's variable compensation, and our ability to increase sales without proportionately increasing overhead expenses.

        Amortization of Intangibles:    Amortization of intangibles was $2.1 million in fiscal 2002, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with our European mail order and MAP acquisitions in fiscal 2002. Prior to fiscal 2002, we had no amortizable intangible assets.

        Amortization of Goodwill:    Amortization of goodwill was zero in fiscal 2002, $6.6 million in fiscal 2001 and $13.6 million in fiscal 2000. The elimination of amortization of goodwill in fiscal 2002 is due to our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and intangible assets that have indefinite lives be tested at least annually for impairment, rather than amortized. Accordingly, we ceased amortizing all goodwill on February 3, 2002. The decrease in the amortization of goodwill in fiscal 2001 from fiscal 2000 reflects the write-off of Staples Communications goodwill due to the impairment recorded during the fourth quarter of 2000.

        Asset Impairment and Other Charges:    During the fourth quarter of 2001, we recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in our corporate office, certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a distribution center, two call centers and a delivery office in our North American Delivery segment. At February 1, 2003, we had $1.9 million remaining in accrued expenses and other current liabilities related to net future lease obligations and severance related to these charges. In fiscal 2000, we recognized impairment losses of $205.8 million. The assets that were impaired consisted of the goodwill and fixed assets associated with Staples Communications of $156.3 million. Also included in this charge was the write-down of investment values in various e-commerce companies of $49.5 million due to an other than temporary decline in value.

        Store Closure Charge:    In January 2002, we committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge included $31.5 million for net lease obligations, $12.5 million for asset write-offs, $5.5 million in fees and other expenses related to the store closures and $0.6 million in severance. All of the store closures were completed by the end of the first quarter of fiscal 2002. At February 1, 2003, we had $29.1 million remaining in accrued expenses and other current liabilities related to net future lease obligations. In December 1998, we committed to a plan to close and relocate stores which could not be expanded and upgraded to our current store model. In connection with this plan, we recorded a charge of $49.7 million. During the first quarter of fiscal year 2000, we decided not to close several stores that were included in the original store closure plan due to changes in market conditions. Accordingly, we reversed a portion of the charge in the amount of $7.3 million relating to the stores that we did not close.

        Interest and Other Expense, Net:    Net interest and other expense totaled $20.6 million in fiscal 2002, $27.2 million in fiscal 2001 and $45.2 million in fiscal 2000. Interest and other expense relates primarily to interest on existing borrowings. The decrease in interest expense in fiscal 2002 and 2001 reflects a decrease in interest rates as well as a decrease in borrowings during fiscal 2001 and the first half of fiscal 2002 due to an increase in cash generated from operations. These decreases were offset by increased borrowings in the second half of 2002 for our two acquisitions.

        Income Taxes:    Our provision for income tax as a percentage of income before income taxes was 32.6% for fiscal 2002, 38.5% for fiscal 2001 and 75.6% for fiscal 2000. In fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications and the write-down of investment values in various e-commerce companies that were not benefited for tax purposes in 2000 due to the uncertainty concerning the ultimate deductibility of the losses. During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes in 2002 includes a $29.0 million tax benefit attributable to the Staples Communications losses. Excluding these events, Staples' effective tax rate was 37.0% in 2002, 38.5% in 2001 and 41.0% in 2000. The decrease in our effective income tax rate from 2000 to 2002 is primarily due to an increase in international activity, which is generally taxed at lower rates.

  Segment Performance:

        The following tables are a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years (see reconciliation of business unit income to income before income taxes in Note M to the consolidated financial statements):

	(Amounts in thousands)
Sales				2002 Increase From Prior Year	2001 Increase From Prior Year	2000 Increase From Prior Year
	2002	2001	2000
North American Retail	$7,166,105	$6,914,219	$7,001,339	3.6%	(1.2)%	16.8%
North American Delivery	3,389,625	3,008,618	2,779,921	12.7%	8.2%	22.1%
European Operations	1,040,345	796,356	717,069	30.6%	11.1%	48.1%

Total Reportable Segments	$11,596,075	$10,719,193	$10,498,329	8.2%	2.1%	19.9%
Divested Businesses	—	25,180	175,342	(100.0)%	(85.6)%	(2.6)%

Consolidated Staples	$11,596,075	$10,744,373	$10,673,671	7.9%	0.7%	19.4%

	(Amounts in thousands)
Business Unit Income				2002 % of Sales	2001 % of Sales	2000 % of Sales
	2002	2001	2000
North American Retail	$413,895	$321,364	$427,954	5.8%	4.6%	6.1%
North American Delivery	265,055	205,630	112,100	7.8%	6.8%	4.0%
European Operations	3,722	(6,584)	(24,378)	0.4%	(0.8)%	(3.4)%

Total Reportable Segments	$682,672	$520,410	$515,676	5.9%	4.9%	4.9%
Divested Businesses	—	(1,537)	(27,833)	—	(6.1)%	(15.9)%

Consolidated Staples	$682,672	$518,873	$487,843	5.9%	4.8%	4.6%

Store Activity		Open at Beginning of Period	Stores Opened	Stores Closed	Open at End of Period
2000	North American Retail	991	166	9	1,148
2000	European Operations	138	23	2	159

2000	Total	1,129	189	11	1,307

2001	North American Retail	1,148	117	4	1,261
2001	European Operations	159	19	3	175

2001	Total	1,307	136	7	1,436

2002	North American Retail	1,261	72	33	1,300
2002	European Operations	175	14	1	188

2002	Total	1,436	86	34	1,488

        North American Retail:    Sales increased 3.6% in fiscal 2002 and, excluding the additional week in fiscal 2000, sales increased 0.8% in fiscal 2001. Comparable store sales in North America increased 1% in 2002 and decreased 5% in 2001. Our sales increase in both years primarily reflects the net addition of 39 stores in 2002 and 113 stores in 2001. Additionally, sales in 2002 were favorably impacted due to strong sales in our core office product categories that were offset by weaknesses in our technology and furniture categories. The 2001 growth was offset by the effects of a weak economy, a decrease in the Canadian exchange rate to the U.S. dollar from fiscal year 2000 and the impact of the events of September 11th. The strong improvement in our bottom line, despite only modest sales growth in fiscal 2002, reflected the impact of our Back to Brighton strategy which has shifted our customer mix to more profitable business customers and power users and focused us on emphasizing multiple customer service initiatives, including expanding our training of store associates, adding labor hours to certain departments and changing our bonus plan. In addition, we believe our Dover format and reduced store size are significant competitive advantages that enable us to provide customers with a better view of our products while permitting us to lower rent and occupancy costs.

        North American Delivery:    Excluding the acquisition of MAP in fiscal 2002, sales increased 9.3% in fiscal 2002 and, excluding the additional week in fiscal 2000, sales increased 10.6% in fiscal 2001. The sales growth in both years reflects the positive results of cross-channel marketing among our catalogs, websites and retail stores and increases in both customer acquisition and customer retention rates in all of our delivery businesses. Our fiscal 2002 results also reflect the expansion of our sales force and continued improvement in our customer service. In fiscal 2001, our sales growth was achieved despite a weak economy and the events of September 11th. In fiscal 2002, an increase in the number of orders placed electronically and an increase in average order size were the primary drivers of our bottom line improvement. Going forward, there is further opportunity to improve operating margin in the Staples Business Delivery division while continuing to increase our customer acquisition and retention rates in our contract stationer and Quill businesses.

        European Operations:    Excluding our European mail order acquisition, sales increased 13.2% in fiscal 2002 and, excluding the additional week in fiscal 2000, sales increased 13.7% in 2001. Comparable store sales in Europe were flat in 2002 and increased 9% in 2001. The sales growth in both years primarily reflects the net increase of 13 stores in 2002 and 16 stores in 2001 and also includes an increase in sales in the delivery businesses. Sales in existing stores were flat in 2002 which reflects improvements in the UK, Netherlands and Portugal that were offset by weakness in our retail business in Germany. The sales increase in 2002 also reflects the positive impact of an increase in European exchange rates against the U.S. dollar. Our sales growth in fiscal 2001 reflects an increase in sales at existing stores in all countries offset by the negative impact of a decrease in European exchange rates against the U.S. dollar from 2000. Our 2002 results of European Operations reflect charges of $14.7 million relating to integration costs associated with our European mail order acquisition, six store closures in Germany and severance relating to reorganizations of our European corporate functions. Excluding these charges and the results of our European mail order acquisition, our business unit income improved $9.4 million over 2001. Our European Operations showed improved profitability in fiscal 2002 despite a challenging economic environment. We expect to see significantly improved performance in our European Operations segment in fiscal 2003 due to our highly profitable European mail order acquired businesses, the positive impact of the integration process on our existing delivery business and improved execution in our retail business.

        Divested Business:    Sales for Divested Businesses represents the sales for Staples Communications which was sold on April 3, 2001.

Critical Accounting Policies

        Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A to the consolidated financial statements). We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

        Inventory:    We record inventory at the lower of weighted-average cost or market value. We reserve for obsolescence based on the difference between the weighted-average cost of the inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

        Purchase and advertising rebates:    We earn rebates from our vendors which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. Several controls are in place, including direct confirmation with vendors, that we believe allow us to ensure that these amounts are recorded in accordance with the terms of the contracts. Should vendors reach different judgments regarding the terms of these contracts, they may seek to recover amounts from us.

        Impairment of Long-Lived Assets:    We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

        Impairment of Goodwill and Indefinite Lived Intangible Assets:    As a result of our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we now annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

        Deferred Taxes:    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

New Accounting Pronouncements

        In April, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for us with the beginning of fiscal year 2003. We do not believe the adoption of this statement will have a material impact on our overall financial position or results of operations.

        In June, 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. We adopted the provisions of this statement in December, 2002. The adoption of SFAS No. 146 had no impact on our financial position or results of operations.

        In December, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. The provisions of SFAS No. 148 are effective for us in fiscal 2003. We have not yet determined the impact the adoption of this statement will have on our financial position or results of operations.

        In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of Interpretation 46 are required to be adopted by us in fiscal 2003. We do not believe the adoption of Interpretation 46 will have a material impact on our overall financial position or results of operations.

Liquidity and Capital Resources

        We traditionally use a combination of cash generated from operations and debt or equity offerings to fund our expansion and acquisition activities. We have also utilized our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

        Cash flow from operations was $914.4 million in fiscal 2002, compared to $770.9 million in fiscal 2001 and $582.4 million in fiscal 2000. The increase in cash flow from operations in both years is primarily due to an increase in net income. The increase in 2002 also reflects a decrease in our net deferred income taxes. The increase in 2001 also reflects improvements in working capital partially offset by an increase in net deferred income taxes.

        Cash used in investing activities was $1.44 billion in fiscal 2002, compared to $315.7 million in fiscal 2001 and $500.4 million in fiscal 2000. The increase in investing activities in 2002 is primarily the result of the Medical Arts Press acquisition in July, 2002 for $383.4 million and the European mail order acquisition in October, 2002 for $787.8 million, net of cash acquired and capital leases assumed. This increase in investing activities, due to acquisitions, was partially offset by decreases in capital expenditures, reflecting reductions in the number of stores opened from 189 in 2000 to 136 in 2001 to 86 in 2002. During fiscal 2003, we expect to open up to 110 stores. We estimate that our cash requirements, including pre-opening expenses, inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. In addition, we plan on remodeling up to 50 stores to our Dover format during 2003 at an estimated cost of $400,000 per store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $325 million on capital expenditures during 2003. We may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        Cash from financing activities was $714.1 million in fiscal 2002, compared to a use of $318.7 million in 2001 and a source of $74.6 million in fiscal 2000. This increase in 2002 is primarily due to the September 2002 $325 million offering of senior notes and the October 2002 $325 million 364-Day Term Loan Agreement. During fiscal 2001, we repaid $175 million of floating rate notes when they came due on November 26, 2001, as well as $100 million that was outstanding under our $350 million revolving credit facility at February 3, 2001.

        We had $1.38 billion in total cash and funds available through credit agreements at February 1, 2003, which consisted of $699.8 million of available credit, $596.1 million of cash and cash equivalents and $84.2 million available under a receivables securitization agreement. During fiscal 2002, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At February 1, 2003, we had $46.0 million of open letters of credit. Finally, we finance the majority of our stores and certain equipment with operating leases. A schedule, as of February 1, 2003, of balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt and operating lease obligations is presented below (amounts in thousands):

			Principal Payments Due
	Available Credit	Outstanding	Before 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Revolving credit facility effective through June 2005	$554,000	$—	$—	$—	$—	$—
Notes due October 2012	—	325,000	—	—	—	325,000
Term Loan due October 2003	—	325,000	325,000	—	—	—
Euro Notes due November 2004	—	162,225	—	162,225	—	—
Senior Notes due August 2007	—	200,000	—	—	200,000	—
Uncommitted lines of credit	70,000	—	—	—	—	—
Other lines of credit	75,784	—	—	—	—	—
Capital leases and other notes payable	—	14,892	2,671	4,700	2,900	4,621

Total Debt Obligations	$699,784	$1,027,117	$327,671	$166,925	$202,900	$329,621

Operating leases	$—	$4,415,048	$462,722	$853,185	$740,461	$2,358,680

        On June 21, 2002, we entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaced two existing revolving credit facilities, which provided an aggregate of $550 million in available borrowings and were to expire in 2002. Borrowings made pursuant to the New Credit Facility bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants that require that we maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75 and an affirmative covenant that requires us to maintain at least $275 million of consolidated EBIT (as defined in the New Credit Facility) for our subsidiaries that guarantee the New Credit Facility. As of February 1, 2003, no borrowings were outstanding under the New Credit Facility, but our available credit is reduced by $46.0 million of letters of credit that were issued against the facility.

        On September 30, 2002, we completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. We used the net proceeds to finance a portion of the purchase price of the European mail order acquisition. In February 2003, we filed an exchange offer registration statement with the SEC pursuant to which the holders of these notes may exchange them for publicly tradable notes.

        On October 4, 2002, we entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks, with Fleet National Bank acting as agent. We used the Term Loan to finance a portion of the purchase price of the European mail order acquisition. Borrowings under the Term Loan bear interest, at our option, at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios. The Term Loan's financial and affirmative covenants are the same as those contained in the New Credit Facility. The Term Loan matures on October 3, 2003.

        We utilize a 364-day accounts receivable securitization agreement for the purpose of providing us with additional low cost short-term working capital funding that enables us to reduce our borrowings under our revolving credit facility. Under the accounts receivable securitization agreement, we sell, through two special purpose entities which are fully consolidated in our financial statements, participating interests in accounts receivable of Quill and our contract stationer business at a discount to an unrelated third party financier who purchases and receives an ownership interest in the accounts receivable. Specifically, (i) we transfer our interest in a pool of our accounts receivable to Hackensack Funding, LLC, a special purpose entity that is 99.9995% owned by us and 0.0005% owned by an unrelated third party investor who shares equal voting control with us, (ii) Hackensack Funding, LLC then sells its interest in the accounts receivable to Lincolnshire Funding, LLC, a bankruptcy remote special purpose entity that is wholly owned by Hackensack Funding, LLC, and (iii) Lincolnshire Funding, LLC then sells its interest in the accounts receivable to a commercial paper conduit of Citibank, N.A. In capitalizing Hackensack Funding, LLC, we contributed an intercompany note in exchange for 100% of the common stock and a 50% voting interest and the unrelated third party investor invested $1 million in exchange for 100% of the preferred stock and a 50% voting interest. The unrelated third party investor's preferred stock can be repurchased by us at any time for the face value of the investment plus all accrued but unpaid distributions. As part of the accounts receivable securitization agreement, we pledged $25 million of the intercompany note to Citibank, N.A. as collateral for the funding provided by Citibank, N.A. We do not provide any guarantee or similar support to the collectability of these accounts receivable. The maximum amount available under the accounts receivable securitization agreement is $140 million, subject to further restriction depending on the amount and characteristics of the accounts receivable outstanding. At February 1, 2003, the maximum amount available under this agreement was $109.2 million, $25.0 million of which was utilized. The utilized balance under the accounts receivable securitization agreement is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of accounts receivable.

        The New Credit Facility, Term Loan and the accounts receivable securitization agreement contain restrictive covenants and are subject to, either directly or indirectly, material adverse change and credit rating downgrade default provisions. If we experience a material adverse change, have our credit rating downgraded by Moody's to below Ba2 or by S&P to below BB, or are in breach of another restrictive covenant, our ability to borrow funds under these agreements may be limited. In addition, our New Credit Facility, Term Loan and accounts receivable securitization agreements contain default provisions such that a default under one of the agreements could trigger a default under the other agreements.

        We expect that our cash generated from operations, together with our current cash and funds available under our New Credit Facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months. We continually evaluate financing possibilities, including an equity offering, intended to maintain our current debt ratings and outlook. We may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, depending upon market conditions, or through additional commercial bank debt arrangements.

Inflation and Seasonality

        While neither inflation nor deflation has had, nor do we expect it to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

Cautionary Statements

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

        Our market is highly competitive and we may not continue to compete successfully.    We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selections, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronic superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors in the office products industry are larger than we are and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

        We may be unable to continue to open new stores successfully.    An important part of our business plan is to increase our number of stores. We opened 86 stores during fiscal 2002 and currently plan to open up to 110 new stores in fiscal 2003. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Our Dover format store may not be successful.    In 2001, we experimented with a new store format called the Dover format, which was designed to appeal to customer shopping preferences, open up the interior of the store and give the customer a better view of the products we offer. At February 1, 2003, we had 263 stores in the Dover format and plan to remodel up to 50 additional stores and open our new stores in the United States in this format in fiscal 2003. The reformatted stores and new stores based on the Dover format have only a limited operating history, and we cannot guarantee that the Dover stores will be successful or that they will generate sufficient additional revenue to justify the investment.

        Our growth may continue to strain operations, which could adversely affect our business and financial results.    Despite the recent decline in the rate of our growth and our planned slower store growth strategy, our business, including sales, number of stores, investment in Staples.com and number of employees, has grown dramatically over the past several years. In addition, we recently completed the acquisition of Medical Arts Press, Inc. and the European mail order businesses and may make additional acquisitions in the future. This growth has placed significant demands on management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our employee base, this growth is likely to result in operational inefficiencies and ineffective management of the business and employees, which will in turn adversely affect our business and financial performance.

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

        Our operating results may be impacted by changes in the economy and international conflict.    Our operating results are directly impacted by the health of the North American and European economies. Current economic conditions and the prospect of a possible war with Iraq may adversely affect our business and our results of operations.

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

        Our debt level could impact our ability to obtain future financing and continue our growth strategy.    Our consolidated outstanding debt at February 1, 2003 was $1.03 billion. Our consolidated debt may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis, and value at risk estimates.

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $1.01 billion at February 1, 2003, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on February 1, 2003 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $10.1 million additional pre-tax charge or credit to our statement of operations than otherwise would occur if interest rates remain unchanged.

        As more fully described in the notes to the consolidated financial statements, we are exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands, Portugal, France, Belgium, Spain and Italy. We have entered into currency swaps in Canadian dollars and issued Euro denominated notes in order to hedge a portion of our foreign exchange risk related to our net investments in foreign subsidiaries and specific economic transactions. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at February 1, 2003, we have recorded a $45.6 million asset representing gross unrealized gains on two of our derivatives and a $2.7 million liability representing a gross unrealized loss on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which is being amortized into income through August, 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Auditors

Board of Directors and Shareholders

Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note A to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."

                          /s/ Ernst & Young LLP

                          Ernst & Young LLP

Boston, Massachusetts
March 4, 2003

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	February 1, 2003	February 2, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$596,064	$394,824
Merchandise inventories, net	1,555,205	1,459,792
Receivables, net	364,419	338,581
Deferred income taxes	96,229	117,560
Prepaid expenses and other current assets	105,559	92,070

Total current assets	2,717,476	2,402,827
Property and Equipment:
Land and buildings	524,730	433,569
Leasehold improvements	621,713	552,250
Equipment	951,439	820,053
Furniture and fixtures	472,935	406,565

Total property and equipment	2,570,817	2,212,437
Less accumulated depreciation and amortization	1,123,065	853,685

Net property and equipment	1,447,752	1,358,752
Lease Acquisition Costs, Net of Accumulated Amortization	51,450	54,557
Intangible Assets, Net of Accumulated Amortization	216,391	—
Goodwill	1,207,824	223,718
Other Assets	80,495	53,181

Total assets	$5,721,388	$4,093,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,092,172	$935,442
Accrued expenses and other current liabilities	755,483	655,274
Debt maturing within one year	327,671	4,983

Total current liabilities	2,175,326	1,595,699
Long-Term Debt	732,041	350,225
Deferred Tax Liability	50,267	6,738
Other Long-Term Obligations	104,862	86,199
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock:
Staples, Inc. Stock, $.0006 par value, 2,100,000,000 shares authorized; issued 500,831,408 shares at February 1, 2003 and 491,564,105 at February 2, 2002	299	295
Additional paid-in capital	1,484,833	1,364,355
Cumulative foreign currency translation adjustments	11,481	(27,129)
Retained earnings	1,719,091	1,272,991
Less: Staples, Inc. treasury stock at cost, 27,724,578 shares at February 1, 2003, and 27,569,880 shares at February 2, 2002	(556,812)	(556,338)

Total stockholders' equity	2,658,892	2,054,174

Total liabilities and stockholders' equity	$5,721,388	$4,093,035

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Sales	$11,596,075	$10,744,373	$10,673,671
Cost of goods sold and occupancy costs	8,652,593	8,173,880	8,097,166

Gross profit	2,943,482	2,570,493	2,576,505
Operating and other expenses:
Operating and selling	1,795,428	1,651,846	1,643,162
Pre-opening	8,746	13,685	22,297
General and administrative	454,501	379,505	409,575
Amortization of intangibles	2,135	—	—
Amortization of goodwill	—	6,584	13,628
Asset impairment and other charges	—	10,717	205,750
Store closure charge (credit)	—	50,092	(7,250)
Interest and other expense, net	20,609	27,219	45,158

Total operating and other expenses	2,281,419	2,139,648	2,332,320

Income before income taxes	662,063	430,845	244,185
Income tax expense	215,963	165,875	184,473

Net income	$446,100	$264,970	$59,712

Net income (loss) attributed to:
Staples, Inc. Stock	$446,100	$185,110	$—
Staples RD Stock	—	79,740	71,197
Staples.com Stock	—	120	(11,485)

	$446,100	$264,970	$59,712

Basic earnings (loss) per common share—historical
Staples, Inc. Stock	$0.96	$0.40	$—

Staples RD Stock	$—	$0.18	$0.16

Staples.com Stock	$—	$0.01	$(0.84)

Diluted earnings (loss) per common share—historical
Staples, Inc. Stock	$0.94	$0.40	$—

Staples RD Stock	$—	$0.17	$0.15

Staples.com Stock	$—	$0.01	$(0.84)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar Amounts in Thousands, Except Share Data)
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 3, 2001

		Common
						Unrealized Gain (Loss) on Investments
	Staples, Inc. Stock	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments		Retained Earnings	Treasury Stock	Comprehensive Income
Balances at January 29, 2000	$—	$282	$8	$1,196,512	$(4,473)	$6,651	$948,309	$(318,476)	$328,834

Issuance of common stock for stock options exercised	—	2	—	34,462	—	—	—	—	—
Premium on Forward Hedge	—	—	—	(2,556)	—	—	—	—	—
Issuance of shares of Staples.com Stock	—	—	—	575	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	25,669	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	5,348	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	1	—	19,103	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	4,278	—	—	—	—	—
Unrealized loss on investments, net of tax	—	—	—	—	—	(6,651)	—	—	(6,651)
Translation adjustments	—	—	—	—	(9,881)	—	—	—	(9,881)
Net income for the year	—	—	—	—	—	—	59,712	—	59,712
Reissuance of Treasury Stock	—	—	—	63	—	—	—	20	—
Purchase of treasury shares	—	—	—	—	—	—	—	(211,799)	—
Other	—	—	—	2,265	—	—	—	—	—

Balances at February 3, 2001	$—	$285	$8	$1,285,719	$(14,354)	$—	$1,008,021	$(530,255)	$43,180

Recapitalization of tracking stock	289	(285)	(8)	4	—	—	—	—	—
Issuance of common stock for stock options exercised	4	—	—	38,722	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	14,339	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	6,478	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	2	—	—	14,823	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	3,580	—	—	—	—	—
Translation adjustments	—	—	—	—	(12,775)	—	—	—	(12,775)
Reissuance of Treasury Stock	—	—	—	59	—	—	—	21	—
Net income for the year	—	—	—	—	—	—	264,970	—	264,970
Purchase of treasury shares	—	—	—	—	—	—	—	(26,104)	—
Other	—	—	—	631	—	—	—	—	—

Balances at February 2, 2002	$295	$—	$—	$1,364,355	$(27,129)	$—	$1,272,991	$(556,338)	$252,195

Issuance of common stock for stock options exercised	4	—	—	56,350	—	—	—	—	—
Tax benefit on exercise of options	—	—	—	21,722	—	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	7,977	—	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	—	—	14,881	—	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	18,861	—	—	—	—	—
Translation adjustments	—	—	—	—	38,610	—	—	—	38,610
Reissuance of Treasury Stock	—	—	—	54	—	—	—	18	—
Net income for the year	—	—	—	—	—	—	446,100	—	446,100
Purchase of treasury shares	—	—	—	—	—	—	—	(492)	—
Other	—	—	—	633	—	—	—	—	—

Balances at February 1, 2003	$299	$—	$—	$1,484,833	$11,481	$—	$1,719,091	$(556,812)	$484,710

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Operating Activities:
Net income	$446,100	$264,970	$59,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,209	248,965	223,510
Asset impairment and other charges	—	10,717	205,750
Store closure charge (credit)	—	50,092	(7,250)
Deferred income taxes expense (benefit)	226	(80,370)	20,733
Other	35,767	19,278	19,304
Change in assets and liabilities, net of companies acquired/divested:
(Increase) decrease in merchandise inventories	(15,781)	148,687	(50,380)
Decrease (increase) in receivables	62,460	1,855	(40,650)
Increase in prepaid expenses and other assets	(3,574)	(684)	(19,017)
Increase in accounts payable, accrued expenses and other current liabilities	113,026	94,438	158,058
Increase in other long-term obligations	8,917	12,960	12,627

	468,250	505,938	522,685

Net cash provided by operating activities	914,350	770,908	582,397
Investing Activities:
Acquisition of property and equipment	(264,692)	(340,118)	(450,217)
Acquisition of businesses, net of cash acquired	(1,171,187)	—	—
Proceeds from sales and maturities of short-term investments	—	25,535	—
Proceeds from sales and maturities of long-term investments	—	1,654	9,156
Purchase of long-term investments	—	(250)	(59,147)
Acquisition of lease rights	(347)	(2,568)	(216)

Net cash used in investing activities	(1,436,226)	(315,747)	(500,424)
Financing Activities:
Proceeds from sale of capital stock	78,895	53,549	54,207
Proceeds from borrowings	730,897	522,110	2,876,615
Payments on borrowings	(95,235)	(800,194)	(2,753,733)
(Repayments) borrowings under receivables securitization agreement	—	(86,109)	109,301
Termination of interest rate swap agreement	—	18,027	—
Purchase of treasury stock	(474)	(26,083)	(133,095)
Settlement of equity forward purchase agreement	—	—	(78,684)

Net cash provided by (used in) financing activities	714,083	(318,700)	74,611
Effect of exchange rate changes on cash	9,033	(5,197)	(3,507)
Net increase in cash and cash equivalents	201,240	131,264	153,077
Cash and cash equivalents at beginning of period	394,824	263,560	110,483

Cash and cash equivalents at end of period	$596,064	$394,824	$263,560

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor. Staples operates three business segments: North American Retail, North American Delivery and European Operations. The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery (North American catalog and internet operations), the Company's contract operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain and Italy.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2002 and 2001 consisted of the 52 weeks ended February 1, 2003 and February 2, 2002, respectively, while fiscal year 2000, consisted of the 53 weeks ended February 3, 2001.

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

        Merchandise Inventories:    Merchandise inventories are valued at the lower of weighted-average cost or market value.

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Trade receivables were $256.6 million at February 1, 2003 and $188.5 million at February 2, 2002, net of accounts receivable securitized of $25.0 million at February 1, 2003 and February 2, 2002. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions. Other non-trade receivables were $107.8 million at February 1, 2003 and $150.1 million at February 2, 2002 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

        In fiscal year 2000, Staples entered into a receivables securitization agreement under which it sells, through special purpose entities which are fully consolidated in Staples' financial statements, participating interests in non-interest bearing accounts receivable of Quill and the contract stationer business at a discount to an unrelated third party financier who purchases and receives ownership interest in those receivables. The transfers qualify for sales treatment under SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

        The utilized balance under the receivables securitization agreement, $25.0 million at February 1, 2003 and February 2, 2002, is not included in debt on the Consolidated Balance Sheets but rather is reflected as a reduction of receivables. The maximum availability under the agreement is $140 million. The actual amount available at any time depends on the amount and characteristics of the receivables outstanding. At February 1, 2003, the maximum availability under the agreement was $109.2 million and the balance remaining available was $84.2 million. Staples' special purpose entities retain the risk of credit loss on the receivables and, accordingly, the full amount of the allowance for doubtful accounts has been reflected in the Consolidated Balance Sheets. Staples retains collection and administrative responsibilities for the participating interests in the receivables and is entitled to a fee for such services. The receivables securitization agreement contains restrictive covenants, including a material adverse change and credit rating downgrade clause, the breach of which would constitute a default under the agreement.

        When the Company sells receivables under the receivables securitization agreement, the discount from the face amount of accounts receivable sold approximates the cost that Staples, selling to third party purchasers, would incur if it were to issue commercial paper backed by these accounts receivable. The discount is accounted for as a loss on the sale of receivables and has been included in interest and other expense in the Consolidated Statements of Income. This discount totaled $1.0 million in fiscal year 2002 and $2.0 million in fiscal year 2001. Due to the short-term nature of the non-interest bearing receivables sold, changes to the key assumptions would not materially impact the recorded loss on the sale of receivables.

        Private Label Credit Card:    Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are primarily non-recourse to Staples.

        Investments:    Investments, except those which are consolidated, are classified as "available for sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investments are reported at fair value, if fair value can be determined; otherwise, the investment is reported at cost. Fluctuations in the fair value of investments are included as a separate component of stockholders' equity, net of applicable taxes. The Company classifies investments with an original maturity of less than one year, or which it intends to sell within one year, as current assets. Equity investments included in other current assets totaled $5.0 million as of February 1, 2003 and February 2, 2002.

        Property and Equipment:    Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the estimated useful lives of the assets or the terms of the respective leases. Depreciation and amortization periods are as follows:

Buildings	40 years
Leasehold improvements	10 to 15 years or term of lease
Furniture and fixtures	5 to 10 years
Equipment	3 to 10 years

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 1, 2003 and February 2, 2002 totaled $46.8 million and $40.7 million, respectively.

        Goodwill and Intangible Assets:    The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), on February 3, 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill on February 3, 2002. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual impairment test. As a result of the fourth quarter impairment analysis, management has determined that no impairment charge is required. Goodwill arising from business acquisitions was previously amortized on a straight-line basis over periods ranging from 20 to 40 years.

        The changes in the carrying amout of goodwill during the year ended February 1, 2003 are as follows (in thousands):

	Goodwill, net at February 3, 2002	Goodwill acquired during the year	Goodwill, net at February 1, 2003
North American Retail	$37,109	$—	$37,109
North American Delivery	45,777	343,502	389,279
European Operations	140,832	640,604	781,436

Consolidated	$223,718	$984,106	$1,207,824

        A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands):

	2002	2001
Reported net earnings	$446,100	$264,970
Add: Goodwill amortization, net of tax	—	6,003

Adjusted net earnings	$446,100	$270,973

        Excluding goodwill amortization, proforma earnings per share would have increased by $0.01 per share for fiscal 2001.

        Intangible assets not subject to amortization at February 1, 2003 were $144.1 million; intangible assets subject to amortization were $75.6 million. Accumulated amortization for intangible assets subject to amortization was $3.4 million at February 1, 2003. The Company had no intangible assets at February 2, 2002.

        Impairment of Long-Lived Assets:    Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples' other operations.

        Fair Value of Financial Instruments:    Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions:

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

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct- response advertising consists primarily of catalog production costs. Capitalized advertising is amortized over the six month period following the publication of the catalog in which it appears. Direct catalog production costs included in prepaid and other assets totaled $22.7 million at February 1, 2003 and $22.5 million at February 2, 2002. Total advertising and marketing expense was $559.8 million, $556.7 million, and $587.5 million for fiscal years 2002, 2001 and 2000, respectively.

        Pre-opening Costs:    Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are charged to expense as incurred.

        Stock Option Plans:    Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB" No. 25") and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk free interest rate	4.0%	4.5%	4.8%
Expected dividend yield	0%	0%	0%
Expected stock volatility	45%	37%	43%
Expected life of options	5.0 years	4.0 years	4.0 years

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of SFAS No. 123's disclosure requirements, the amended Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information follows (in thousands, except for per share information):

Staples, Inc. Stock:

	Fiscal Year Ended February 1, 2003	26 Weeks Ended February 2, 2002
Net income as reported	$446,100	$185,110
Stock based compensation excluded from reported net income	33,316	19,500

Pro forma net income	$412,784	$165,610

Pro forma basic earnings per common share	$0.88	$0.36
Pro forma diluted earnings per common share	$0.87	$0.36

Staples RD and Staples.com Stock:

	26 Weeks Ended August 4, 2001		Fiscal Year Ended February 3, 2001
	Staples RD	Staples.com	Staples RD	Staples.com
Net income (loss) as reported	$79,740	$120	$71,197	$(11,485)
Stock based compensation excluded from reported net income	24,035	565	45,225	1,474

Pro forma net income (loss)	$55,705	$(445)	$25,972	$(12,959)

Pro forma basic earnings (loss) per common share	$0.12	$(0.06)	$0.06	$(0.95)
Pro forma diluted earnings (loss) per common share	$0.12	$(0.06)	$0.06	$(0.95)

        The weighted-average fair values of options granted during fiscal years 2002, 2001 and 2000 were $6.84, $5.32 and $5.54, respectively.

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

        Revenue Recognition:    Revenue is recognized at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales.

        Sales of extended service plans are administered by an unrelated third party. The unrelated third party is the legal obligor in most states and accordingly bears all performance obligations and risk of loss related to the service plans. In such states, Staples recognizes a net commission revenue at the time of sale for the service plans. In certain states where Staples is the legal obligor, the revenues and direct expenses associated with the sale are deferred and recognized over the life of the service contract, which is typically one to five years.

        Derivative Instruments and Hedging Activities:    As of February 4, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and its amendments, Statements 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

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

        New Accounting Pronouncements:    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003. The Company does not believe the adoption of this statement will have a material impact on its overall financial position or results of operations.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when the Company committed to a restructuring plan, which may have been before the liability was incurred. The Company adopted the provisions of SFAS No. 146 in December, 2002. The adoption of this statement had no impact on the Company's financial position or results of operations.

        In December, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements. The provisions of SFAS No. 148 are effective for the Company in fiscal 2003. Management has not yet determined the impact the adoption of this statement will have on the Company's financial position or results of operations.

        In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Interpretation 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of Interpretation 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe the adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations.

        Reclassifications:    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Business Acquisitions and Dispositions

        In accordance with SFAS No. 141 "Business Combinations," Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

European Mail Order Businesses:

        On October 18, 2002, Staples acquired the European mail order businesses of Guilbert SA, a subsidiary of Pinault Printemps Redoute SA (the "European mail order acquisition"). The aggregate cash purchase price of 806 million Euros (approximately $788 million), net of cash acquired of $5.0 million and net of capital leases assumed of $12.9 million, was funded by the proceeds from the September 2002 offering of senior notes, the October 2002 364-Day Term Loan Agreement (see Note F) and cash from operations. The results of the businesses acquired have been included in the consolidated financial statements since that date. The acquired companies are reported as part of the European Operations segment for segment reporting. The European mail order acquisition allowed Staples to enter the fast-growing office supplies mail order market in France, Italy, Spain and Belgium and strengthens its mail order presence in the United Kingdom. The acquired European mail order businesses consist of leading direct mail office products sellers to small businesses in Europe operating under different brands in five countries: JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy.

        In connection with the European mail order acquisition, Staples recorded $852.4 million of goodwill and intangible assets, which were assigned to our European Operations segment. Staples also recorded a provision for merger-related and integration costs of approximately $11.8 million, which consisted primarily of transaction related costs. As of February 1, 2003, approximately $9.1 million of payments have been charged against this accrual and $2.7 million remains accrued for these merger-related and integration costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

As of October 18, 2002
Current assets	$104,180
Property and equipment	42,156
Other assets	2,331
Intangible assets	211,820
Goodwill	640,604

Total assets acquired	1,001,091
Current liabilities	116,040
Long-term debt	12,669
Deferred tax liability	72,027
Other long-term liabilities	7,423

Total liabilities assumed	208,159

Net assets acquired	$792,932

        Of the $211.8 million of acquired intangible assets, $138.2 million was assigned to registered trademarks and trade names which have indefinite lives and are not subject to amortization and $73.6 million was assigned to customer-related intangible assets and noncompetition agreements that will be amortized over their useful lives (ranging from 3 to 13 years).

Medical Arts Press:

        On July 17, 2002, Staples acquired 100 percent of the outstanding shares of Medical Arts Press, Inc. ("MAP") for an aggregate purchase price of $383.2 million, net of cash acquired. The purchase price consisted entirely of cash and cash equivalents. The results of MAP have been included in the consolidated financial statements since that date. MAP is an operating division of Quill and is included in North American Delivery for segment reporting. MAP is a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. The acquisition of MAP provides an opportunity to sell traditional office products to MAP's customer base and expand Quill's and Staples' product offerings.

        In connection with this acquisition, Staples recorded $350.0 million of goodwill and intangible assets, which were assigned to our North American Delivery segment. Staples also recorded a provision for merger-related and integration costs of approximately $7.0 million. As of February 1, 2003, approximately $1.2 million of payments have been charged against this accrual and approximately $5.8 million remains accrued for these merger-related and integration costs.

        In connection with the acquisition of MAP, the Company recorded $6.5 million of acquired intangible assets. Of this total, $5.9 million was assigned to trade names which have indefinite lives and are not subject to amortization and $0.6 million was assigned to customer-related intangible assets that will be amortized over 10 years.

        Pro forma results of operations assuming the European mail order acquisition and the MAP acquisition occurred as of the beginning of fiscal 2002 have not been presented, as the inclusion of the results of operations for the acquired businesses would not have produced a material impact on the reported sales, net income or earnings per share of the Company.

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

NOTE C Asset Impairment and Other Charges

        During fiscal year 2001, Staples committed to a plan related to workforce reductions and distribution and call center closures. As a result, the Company recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a distribution center, two call centers and a delivery office in the Company's North American Delivery segment. The following is a rollforward of the charges utilized during fiscal year 2002 (in thousands):

	Balance at February 2, 2002	Charges Utilized in 2002	Balance at February 1, 2003
Severance	$6,798	$(6,455)	$343
Lease terminations	1,793	(192)	1,601

	$8,591	$(6,647)	$1,944

Asset write-offs	2,126

	$10,717

        During the fourth quarter of fiscal year 2000, Staples recognized impairment losses of $205.8 million. Staples identified certain negative conditions at Staples Communications as indicators of asset impairment. In accordance with Company policy at that time, management assessed the recoverability of the long-lived assets of Staples Communications by using expected future undiscounted cash flows to value the assets' carrying value. Based on this assessment, Staples recognized impairment losses of $156.3 million related to the goodwill and fixed assets of Staples Communications. Also included in this charge is the write-down of investment values in various e-commerce companies of $49.5 million due to a decline in fair value that is other than temporary. These write-downs were a result of significant reductions in valuations for Internet stocks, discontinued operations at certain companies and significant devaluation of certain companies due to cash constraints and failed business models.

NOTE D Store Closure Charge

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge included $31.5 million for net lease obligations, $12.5 million for asset write-offs, $5.5 million for fees and other expenses and $0.6 million for severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms. The following is a rollforward of the 2001 store closure charges utilized during fiscal 2002 (in thousands):

	Balance at February 2, 2002	Charges Utilized in 2002	Balance at February 1, 2003
Lease terminations	$31,543	$(7,090)	$24,453
Severance	621	(621)	—
Legal and settlement costs	5,484	(879)	4,605

	$37,648	$(8,590)	$29,058

Asset write-offs	12,444

	$50,092

        In the fourth quarter of 1998, Staples committed to a plan to relocate certain stores which could not be expanded and upgraded to Staples' current store model. In connection with this plan, Staples recorded a charge to operating expense of $49.7 million. During the first quarter of fiscal year 2000, management decided not to close several stores that were included in the original store closure plan, due to changes in market conditions. As a result, the Company reversed a portion of the charge in the amount of $7.3 million. As of February 1, 2003, $8.1 million remains accrued for this charge. Management believes that the remaining accruals will be entirely utilized by 2004, however, some payments may be made over the remaining lease terms.

NOTE E Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities as of February 1, 2003 and February 2, 2002 are as follows (in thousands):

	February 1, 2003	February 2, 2002
Taxes	$189,590	$212,457
Employee related	182,451	126,302
Acquisition and store closure reserves	85,673	62,665
Advertising and direct marketing	48,557	44,120
Other	249,212	209,730

Total	$755,483	$655,274

NOTE F Debt and Credit Agreements

        The major components of debt outstanding as of February 1, 2003 and February 2, 2002 are as follows (in thousands):

	February 1, 2003	February 2, 2002
Senior Notes due August 2007 (see below)	$200,000	$200,000
Notes due October 2012 (see below)	325,000
Lines of credit (see "Credit Agreements" below)	—	2,832
364-Day Term Loan (see "Credit Agreements" below)	325,000
Euro Notes (see below)	162,225	128,790
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 4% to 12%; collateralized by the related equipment	14,892	6,738

	1,027,117	338,360
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	32,595	16,848
Less current portion	(327,671)	(4,983)

Net long-term debt	$732,041	$350,225

Debt maturing within one year consists of the following (in thousands):
364-Day Term Loan (see "Credit Agreements" below)	$325,000	$—
Current portion of long-term debt	2,671	4,983

Total debt maturing within one year	$327,671	$4,983

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2003	$327,671
2004	165,247
2005	1,678
2006	1,577
2007	201,323
Thereafter	329,621

$1,027,117

        Future minimum lease payments under capital leases of $11.8 million, excluding $1.9 million of interest, are included in aggregate annual maturities shown above. In addition to capital leases assumed through acquisitions, Staples entered into new capital lease agreements totaling $0.9 million, $3.7 million and $1.4 million during fiscal years 2002, 2001 and 2000, respectively.

        Interest paid by Staples totaled $17.8 million, $32.8 million and $40.5 million for fiscal years 2002, 2001 and 2000, respectively. There was no capitalized interest in fiscal 2002 and capitalized interest totaled $1.0 million and $0.4 million in fiscal years 2001 and 2000, respectively.

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

        Notes:    On September 30, 2002, Staples completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. Net proceeds to the Company were approximately $319.7 million. The Company used the net proceeds to finance a portion of the European mail order acquisition. Staples has entered into an interest rate swap to turn the Notes into variable rate obligations (see Note G). In February, 2003, Staples filed an exchange offer registration statement with the SEC pursuant to which the holders of these notes may exchange them for publicly tradable notes.

        Credit Agreements:    On June 21, 2002, Staples entered into a revolving credit facility (the "New Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The New Credit Facility terminates in June 2005 and replaced the $350 million revolving credit facility of November 13, 1997 and the $200 million 364-day revolving credit facility of June 25, 2001, both of which were to expire in 2002. Borrowings made pursuant to the New Credit Facility bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The New Credit Facility contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75 and an affirmative covenant that requires Staples to maintain at least $275 million of consolidated EBIT (as defined in the New Credit Facility) for the Company's subsidiaries that guarantee the New Credit Facility. As of February 1, 2003, no borrowings were outstanding under the New Credit Facility, but $46 million of letters of credit were issued against the facility.

        On October 4, 2002, the Company entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks. The Company used the Term Loan to finance a portion of the purchase price of the European mail order acquisition. Borrowings under the Term Loan bear interest, at the Company's option, at either (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios. The Term Loan's financial and affirmative covenants are the same as those contained in the Company's existing $600 million revolving credit facility. The Term Loan matures on October 3, 2003.

        Staples also has available $70.0 million in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of February 1, 2003. Staples' European operations have a total of $69.3 million in available lines of credit of which no borrowings were outstanding as of February 1, 2003. Staples' Canadian operations have a $6.5 million line of credit, which had no outstanding balance at February 1, 2003.

        Euro Notes:    Staples issued notes in the aggregate principal amount of 150 million Euros on November 15, 1999 (the "Euro Notes"). These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on the Company's net investments in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity. A foreign currency gain of $6.2 million, less $2.3 million in taxes, has been recorded in the cumulative translation adjustment line at February 1, 2003. Staples has entered into interest rate swaps to turn the Euro Notes into variable rate obligations (see Note G).

        Floating Rate Notes:    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175 million. These notes came due on November 26, 2001 and were repaid through a combination of cash on hand and borrowings on existing credit lines. The notes bore interest at a rate equal to the three month LIBOR plus .85%.

NOTE G Derivative Instruments and Hedging Activities

        Staples uses interest rate swaps to turn fixed rate debt into variable rate and currency swaps to fix the cash flows associated with debt denominated in a foreign currency and to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in achieving offsetting changes in fair value of the hedged items.

        Interest Rate Swaps:    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, designed to turn Staples' fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007.

Upon termination of the swaps, Staples realized a gain of $18.0 million, which is being amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At February 1, 2003, the new interest rate swap agreements had a fair value gain of $15.1 million, which was included in other assets.

        On November 15, 1999, Staples entered into an interest rate swap, for an aggregate notional amount of 150 million Euros, designed to turn Staples' fixed rate Euro Notes, issued on that same day, into a variable rate obligation. The swap agreement, scheduled to terminate on November 15, 2004, is designated as a fair value hedge of the Euro Notes. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At February 1, 2003, the interest rate swap agreement had a fair value gain of $6.2 million, which was included in other assets.

        On January 10, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples' Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At February 1, 2003, the interest rate swap agreement had a fair value loss of $2.7 million, which was included in long-term debt.

        Foreign Currency Swaps:    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive semi-annual payments on $200 million at a fixed rate of 7.125% and is obligated to make semi-annual interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. At February 1, 2003, the currency swap had a fair value gain of $20.6 million, which was included in other assets. The corresponding foreign currency gain of $20.6 million, less $7.6 million in taxes, has been recorded in the cumulative translation adjustment line at February 1, 2003.

        In September 2002, Staples entered into a currency swap, for an aggregate notional amount of 120 million Canadian dollars. The agreement provides for maturity of the currency swap in two stages. Upon the first maturity date, in March 2003, Staples is obligated to pay $19.0 million and will receive 30 million Canadian dollars. Upon maturity of the remaining portion of the agreement, scheduled for July 2003, or earlier termination thereof, Staples is obligated to pay $56.3 million and is entitled to receive 90 million Canadian dollars. This swap has been designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary. Gains and losses on this foreign currency hedge will be recorded to interest and other expense over the life of the agreement, which will offset the gains and losses of the underlying hedged item. At February 1, 2003, the currency swap had a fair value gain of $3.1 million, which was included in other assets.

        In November 2002, Staples entered into a currency swap, for an aggregate notional amount of 30 million Canadian dollars. Upon maturity of the agreement, which was in February 2003, Staples paid $18.9 million and received 30 million Canadian dollars. This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary. Gains and losses on this foreign currency hedge were recorded to interest and other expense over the life of the agreement, which offset the gains and losses of the underlying hedged item. At February 1, 2003, the currency swap had a fair value gain of $0.7 million, which was included in other assets.

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

        Other long-term obligations at February 1, 2003 include $82.1 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on the straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 26 retail stores not yet opened at February 1, 2003) and equipment leases under noncancellable operating leases are as follows (in thousands):

Fiscal Year:	Total
2003	$462,722
2004	440,490
2005	412,695
2006	380,408
2007	360,053
Thereafter	2,358,680

$4,415,048

        Rent expense approximated $445.2 million, $419.8 million, and $384.5 million for fiscal years 2002, 2001 and 2000, respectively.

        Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 1, 2003, Staples had open letters of credit totaling $46.7 million.

        The Company fully guaranteed loans taken by certain executives used to exercise the options of Staples.com Stock granted to them in fiscal year 1999. The options were subsequently converted to Staples, Inc. Stock in connection with the Recapitalization completed in April 2000 (see Note K). All of the loans were repaid in full by the end of fiscal year 2002. The principal and interest payable on the loans were with full recourse to the individuals. As collateral for the loan, each of these persons entered into a pledge agreement with the bank under which they pledged the shares of Staples, Inc. Stock received upon exercise of the options.

        The Company is involved from time to time in litigation arising from the operation of its business. The Company does not believe that any such litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE I Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components and the approximate tax effect of Staples' deferred tax assets and liabilities as of February 1, 2003 and February 2, 2002, are as follows (in thousands):

	February 1, 2003	February 2, 2002
Deferred Tax Assets:
Deferred rent	$29,466	$27,564
Deferred revenue	—	19,778
Foreign tax credit carryforwards	33,808	22,792
Net operating loss carryforwards	28,517	19,621
Insurance	24,153	21,023
Employee benefits	22,410	3,173
Merger related charges	15,636	11,938
Store closure charge	20,596	30,079
Capital loss/asset write-downs	20,982	23,757
Other—net	40,182	38,058

Total Deferred Tax Assets	235,750	217,783
Deferred Tax Liabilities:
Depreciation	(33,408)	(3,283)
Inventory	(644)	(14,529)
Intangibles	(72,944)	—
Other—net	(13,979)	(24,799)

Total Deferred Tax Liabilities	(120,975)	(42,611)
Total Valuation Allowance	(68,813)	(64,350)

Net Deferred Tax Assets	$45,962	$110,822

        The gross deferred tax asset from tax loss carryforwards of $28.5 million represents approximately $174.1 million of net operating loss carryforwards, which have an indefinite carryforward period. Of the total foreign tax credit carryforwards of $33.8 million, $22.3 million will expire in 2006 and $11.5 million will expire in 2007 if not utilized. The deferred tax asset from capital loss/asset write-down includes approximately $5.6 million and $14.0 million of capital loss carryforward that expires in 2006 and 2007, respectively. The deferred tax assets for these carryforwards have been partially reserved against due to the uncertainty of their realization.

        For financial reporting purposes, income before taxes includes the following components (in thousands):

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Pretax income:
United States	$586,085	$366,918	$196,195
Foreign	75,978	63,927	47,990

	$662,063	$430,845	$244,185

        The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 2, 2001
Current tax expense:
Federal	$155,421	$172,875	$101,147
State	22,203	45,594	26,674
Foreign	38,113	27,776	35,919

	215,737	246,245	163,740
Deferred tax expense (benefit)	226	(80,370)	20,733

Total	$215,963	$165,875	$184,473

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Federal statutory rate	35.0%	35.0%	35.0%
State statutory rate, net of federal benefit	5.0	5.0	5.0
Goodwill	0.0	0.5	1.8
Impaired assets	(4.4)	0.0	33.8
Other	(3.0)	(2.0)	0.0

Effective tax rate	32.6%	38.5%	75.6%

        The effective income tax rate in 2002 declined to 37.0% net of the impaired asset, primarily reflecting the increase in international activity taxed at lower rates.

        The tax benefit recorded in fiscal 2002 and the corresponding charge in 2000 for impaired assets relates to the tax deductibility of losses arising from the disposition of Staples Communications. In 2000, the Company recorded an impairment charge related to the goodwill and fixed assets of Staples Communications. As management was not certain of the ultimate deductibility of these losses no corresponding tax benefit was recognized. In 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communications. This deduction was recorded as a tax benefit in fiscal 2002.

        Income tax payments were $189 million, $169 million and $132 million during fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $124.5 million as of February 1, 2003. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE J Employee Benefit Plans

Employee Stock Purchase Plan

        The amended Employee Stock Purchase Plan authorizes a total of up to 8.4 million shares of common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.

Stock Option Plans

        Under Staples' Equity Incentive Plan, as amended and restated, Staples may use up to 124 million shares of common stock to grant to management and key employees incentive and nonqualified options and restricted stock, including Performance Accelerated Restricted Stock ("PARS"). As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired, however, unexercised options under this plan remain outstanding. Options have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

        Under Staples' Director Stock Option Plan, as amended and restated, Staples may use up to 3.4 million shares of common stock to grant options and restricted stock to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples common stock at the date of grant. Options become exercisable in equal annual installments over four years and expire ten years from the date of grant, subject to earlier termination in the event the optionee ceases to serve as a director.

        Information with respect to Staples' stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 29, 2000	42,462,486	$14.83
Granted	19,001,393	14.11
Exercised	(4,762,363)	6.40
Canceled	(4,930,914)	18.79

Outstanding at February 3, 2001	51,770,602	$14.60
Granted	10,749,078	13.70
Exercised	(5,554,743)	6.80
Canceled	(5,702,358)	17.96

Outstanding at February 2, 2002	51,262,579	$15.35
Granted	11,038,124	14.76
Exercised	(7,388,561)	7.63
Canceled	(3,236,626)	17.32

Outstanding at February 1, 2003	51,675,516	$16.20

        The following table summarizes information concerning currently outstanding and exercisable options for Staples common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $ 9.17	5,452,642	3.53	$7.08	5,452,642	$7.08
$9.47 - $14.06	8,515,510	6.43	$12.38	6,368,403	$11.98
$14.08 - $14.62	6,171,206	8.41	$14.61	2,254,573	$14.61
$14.69 - $15.38	7,631,461	7.55	$15.17	4,483,630	$15.18
$15.38 - $15.94	8,117,031	9.46	$15.92	109,658	$15.66
$15.99 - $20.03	2,584,603	8.45	$18.46	699,051	$17.63
$20.08 - $20.08	7,503,821	5.41	$20.08	6,853,571	$20.08
$20.19 - $33.56	5,699,242	6.38	$28.01	5,112,483	$28.62

$0.00 - $33.56	51,675,516	6.95	$16.20	31,334,011	$16.40

        The number of exercisable shares were 31.3 million shares of Staples Stock at February 1, 2003, 27.1 million shares of Staples Stock at February 2, 2002 and 18.1 million shares of Staples RD Stock and 7.9 million shares of Staples.com Stock at February 3, 2001.

        On February 3, 2002, the Company issued 300,000 shares of restricted stock with a weighted average fair market value of $17.93 per share. The shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest, which is upon the earlier of January 31, 2004 or a change in control of the Company. In connection with the issuance of the restricted stock, Staples included $2.7 million in compensation expense in fiscal year 2002.

Performance Accelerated Restricted Stock ("PARS")

        PARS are shares of Staples common stock granted under the Company's Equity Incentive Plan and Director Stock Option Plan to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (i.e., they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. If the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, the PARS shares will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once the PARS have vested, they become unrestricted and may be transferred and sold.

        As of February 1, 2003, Staples had 835,000, 770,000 and 540,000 shares of Staples common stock PARS that were issued during fiscal years 2002, 2001 and 2000, respectively. Staples common stock PARS issued in fiscal year 2002 have a weighted-average fair market value of $13.55 and initially vest on February 1, 2007 or will accelerate on May 1, 2004, 2005 or 2006. Staples common stock PARS issued in fiscal year 2001 have a weighted-average fair market value of $13.65 and will vest on May 1, 2003 as a result of Staples achieving its target earnings per share growth for the fiscal year ended February 1, 2003. Staples common stock PARS issued in fiscal year 2000 have a weighted-average fair market value of $14.19 and initially vest on February 1, 2005 or will accelerate on May 1, 2004. Staples common stock PARS issued in fiscal year 1999 have a weighted average fair market value of $21.40 and will vest on February 1, 2004.

        In connection with the issuance of the PARS, Staples included $16.2 million, $3.6 million and $4.3 million in compensation expense for fiscal years 2002, 2001 and 2000, respectively.

Employees' 401(k) Savings Plan

        Under Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") and Supplemental Executive Retirement Plan (the "SERP Plan"), Staples may contribute up to a total of 2.5 million shares of common stock to these plans. The 401(k)

Plan is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions with additional contributions made at the discretion of the Board. The SERP Plan, which is similar in many respects to the 401(k) Plan, is available to certain Company executives, whose contributions to the 401(k) Plan are limited, and allows such executives to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. In connection with these plans, Staples included approximately $6.1 million, $6.0 million and $5.0 million in expense for fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

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

        Staples repurchased approximately $17.7 million of Staples, Inc. Stock during fiscal year 2001. Staples repurchased approximately $182.7 million of Staples, Inc. Stock during fiscal year 2000, including the purchase of 2.6 million shares for approximately $78.7 million to settle an equity forward purchase agreement entered into on July 2, 1999 to hedge against price fluctuations for the repurchase of Staples, Inc. Stock.

        At February 1, 2003, 71.1 million shares of common stock were reserved for issuance under Staples' stock option, 401(k), employee stock purchase and director stock option plans.

NOTE L Computation of Earnings per Common Share

        Subsequent to the Recapitalization and prior to November 1999, the Company calculates earnings per share for a single class of stock, Staples, Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the fiscal year ended February 1, 2003 and the six months ended February 2, 2002. Prior to the Recapitalization and subsequent to October 1999, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD Stock and Staples.com

Stock for the six months ended August 4, 2001 and the fiscal year ended February 3, 2001. (in thousands, except per share data):

	Fiscal Year Ended February 1, 2003	26 Weeks Ended February 2, 2002	26 Weeks Ended August 4, 2001
	Staples, Inc.	Staples, Inc.	Staples RD	Staples.com
Numerator:
Net income	$446,100	$185,110	$79,740	$120
Denominator:
Weighted-average common shares outstanding	466,768	460,362	455,399	7,980
Effect of dilutive securities:
Employee stock options and restricted stock	5,927	6,129	5,980	1,839

Weighted-average shares assuming dilution	472,695	466,491	461,379	9,819

Basic earnings per common share	$0.96	$0.40	$0.18	$0.01

Diluted earnings per common share	$0.94	$0.40	$0.17	$0.01

	Fiscal Year Ended February 3, 2001
	Staples RD	Staples.com
Numerator:
Net income (loss)	$71,197	$(11,485)
Denominator:
Weighted-average shares outstanding	454,490	13,665
Effect of dilutive securities:
Employee stock options and restricted stock	6,301	—

Weighted-average shares assuming dilution	460,791	13,665
Basic earnings (loss) per common share	$0.16	$(0.84)

Diluted earnings (loss) per common share	$0.15	$(0.84)

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 15.6 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the fiscal year ended February 1, 2003; options to purchase 17.5 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 2, 2002; options to purchase 15.8 million shares of Staples RD Stock and 3.7 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended August 4, 2001; options to purchase 20.3 million shares of Staples RD Stock and 6.7 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share in fiscal year 2000.

NOTE M Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery (North American catalog and internet operations), Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy and Germany.

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

        The following is a summary of significant accounts and balances by reportable segment for fiscal years 2002, 2001 and 2000 (in thousands):

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Sales:
North American Retail	$7,166,105	$6,914,219	$7,001,339
North American Delivery	3,389,625	3,008,618	2,779,921
European Operations	1,040,345	796,356	717,069

Total	$11,596,075	$10,719,193	$10,498,329
Divested Businesses	—	25,180	175,342

Consolidated	$11,596,075	$10,744,373	$10,673,671

Business Unit Income:
North American Retail	$413,895	$321,364 (1)	$427,954
North American Delivery	265,055	205,630	112,100
European Operations	3,722	(6,584)	(24,378)

Total	$682,672	$520,410	$515,676
Divested Businesses	—	(1,537)	(27,833)

Consolidated	$682,672	$518,873	$487,843

Depreciation & Amortization:
North American Retail	$184,270	$172,612	$150,184
North American Delivery	55,673	51,946	48,883
European Operations	27,266	24,407	20,101

Total	$267,209	$248,965	$219,168
Divested Businesses	—	—	4,342

Consolidated	$267,209	$248,965	$223,510

Capital Expenditures:
North American Retail	$179,856	$218,504	$293,314
North American Delivery	38,170	75,246	92,034
European Operations	46,666	46,368	61,320

Total	$264,692	$340,118	$446,668
Divested Businesses	—	—	3,549

Consolidated	$264,692	$340,118	$450,217

(1)
Includes a $7.4 million charge for the write-down of inventory at 31 stores closed in the first quarter of 2002.

        The following is a reconciliation of business unit income to income before income taxes for fiscal years ended 2002, 2001 and 2000 (in thousands):

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Total business unit income	$682,672	$518,873	$487,843
Asset impairment and other charges	—	(10,717)	(205,750)
Store closure (charge) credit	—	(50,092)	7,250
Interest and other expense, net	(20,609)	(27,219)	(45,158)

Income before income taxes	$662,063	$430,845	$244,185

	February 1, 2003	February 2, 2002
Assets:
North American Retail	$2,835,460	$2,885,343
North American Delivery	1,239,886	781,552
European Operations	1,662,604	527,696

Total	5,737,950	4,194,591
Elimination of intercompany receivables	(16,562)	(101,556)

Total consolidated assets	$5,721,388	$4,093,035

	February 1, 2003	February 2, 2002
Long-lived Assets:
North America	$1,909,573	$1,361,558
Europe	1,013,844	275,469

Consolidated Total	$2,923,417	$1,637,027

NOTE N Guarantor Subsidiaries

        Under the terms of the Company's Senior Notes and Notes, certain subsidiaries guarantee repayment of the debt. The Senior Notes and the Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Senior Notes and the Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of February 1, 2003 and February 2, 2002 and for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantor Subsidiaries, however, would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$390,575	$57,519	$147,970	$—	$596,064
Merchandise inventories	483	1,082,069	472,653	—	1,555,205
Other current assets	100,812	95,535	369,860	—	566,207

Total current assets	491,870	1,235,123	990,483	—	2,717,476
Net property, equipment and other assets	211,342	917,155	667,591	—	1,796,088
Goodwill, net of amortization	138,609	45,777	1,023,438	—	1,207,824
Investment in affiliates and intercompany	2,609,156	2,095,127	2,052,675	(6,756,958)	—

Total assets	$3,450,977	$4,293,182	$4,734,187	$(6,756,958)	$5,721,388

Total current liabilities	$416,734	$1,091,799	$666,793	$—	$2,175,326
Total long-term liabilities	243,174	597,795	46,201	—	887,170
Intercompany	1,679,298	331,422	2,498,819	(4,509,539)	—
Total stockholders' equity	1,111,771	2,272,166	1,522,374	(2,247,419)	2,658,892

Total liabilities and stockholders' equity	$3,450,977	$4,293,182	$4,734,187	$(6,756,958)	$5,721,388

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$226,342	$53,809	$114,673	$—	$394,824
Merchandise inventories	(2,637)	1,089,877	372,552	—	1,459,792
Other current assets	111,691	146,543	289,977	—	548,211

Total current assets	335,396	1,290,229	777,202	—	2,402,827
Net property, equipment and other assets	199,048	939,330	328,112	—	1,466,490
Goodwill, net of amortization	138,609	45,777	39,332	—	223,718
Investment in affiliates and intercompany	1,328,427	1,399,598	1,051,238	(3,779,263)	—

Total assets	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

Total current liabilities	$47,520	$1,105,233	$442,946	$—	$1,595,699
Total long-term liabilities	153,947	269,207	20,008	—	443,162
Intercompany	1,066,643	387,067	291,235	(1,744,945)	—
Total stockholders' equity	733,370	1,913,427	1,441,695	(2,034,318)	2,054,174

Total liabilities and stockholders' equity	$2,001,480	$3,674,934	$2,195,884	$(3,779,263)	$4,093,035

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$8,267,822	$3,328,253	$11,596,075
Cost of goods sold and occupancy costs	1,054	6,215,784	2,435,755	8,652,593

Gross profit	(1,054)	2,052,038	892,498	2,943,482
Operating and other expenses	22,972	1,609,334	649,113	2,281,419

Income before income taxes	(24,026)	442,704	243,385	662,063
Income tax expense	—	131,349	84,614	215,963

Net income (loss)	$(24,026)	$311,355	$158,771	$446,100

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,882,153	$2,862,220	$10,744,373
Cost of goods sold and occupancy costs	702	6,032,625	2,140,553	8,173,880

Gross profit	(702)	1,849,528	721,667	2,570,493
Operating and other expenses	23,050	1,582,170	534,428	2,139,648

Income before income taxes	(23,752)	267,358	187,239	430,845
Income tax expense	—	106,901	58,974	165,875

Net income (loss)	$(23,752)	$160,457	$128,265	$264,970

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,826,541	$2,847,130	$10,673,671
Cost of goods sold and occupancy costs	757	5,960,871	2,135,538	8,097,166

Gross profit	(757)	1,865,670	711,592	2,576,505
Operating and other expenses	88,812	1,680,241	563,267	2,332,320

Income before income taxes	(89,569)	185,429	148,325	244,185
Income tax (benefit) expense	(3,224)	124,629	63,068	184,473

Net income (loss)	$(86,345)	$60,800	$85,257	$59,712

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$654,968	$161,288	$98,094	$914,350
Investing Activities:
Acquisition of property, equipment and lease rights	(17,609)	(157,104)	(90,326)	(265,039)
Acquisition of businesses, net of cash acquired	(1,171,187)	—	—	(1,171,187)

Cash used in investing activities	(1,188,796)	(157,104)	(90,326)	(1,436,226)
Financing Activities:
Payments on borrowings	(20,235)	(75,000)	—	(95,235)
Proceeds from borrowings and other	718,296	74,526	16,496	809,318

Cash used in financing activities	698,061	(474)	16,496	714,083
Effect of exchange rate changes on cash	—	—	9,033	9,033

Net increase in cash	164,233	3,710	33,297	201,240
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$390,575	$57,519	$147,970	$596,064

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$310,570	$286,135	$174,203	$770,908
Investing Activities:
Acquisition of property, equipment and lease rights	(37,548)	(189,888)	(115,250)	(342,686)
Other	26,939	—	—	26,939

Cash used in investing activities	(10,609)	(189,888)	(115,250)	(315,747)
Financing Activities:
Payments on borrowings	(784,471)	(86,109)	(15,723)	(886,303)
Proceeds from borrowings and other	568,027	(8,384)	7,960	567,603

Cash used in financing activities	(216,444)	(94,493)	(7,763)	(318,700)
Effect of exchange rate changes on cash	—	—	(5,197)	(5,197)

Net increase in cash	83,517	1,754	45,993	131,264
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$226,342	$53,809	$114,673	$394,824

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 3, 2001
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$242,661	$230,980	$108,756	$582,397
Investing Activities:
Acquisition of property, equipment and lease rights	(43,208)	(310,422)	(96,803)	(450,433)
Other	(50,117)	—	126	(49,991)

Cash used in investing activities	(93,325)	(310,422)	(96,677)	(500,424)
Financing Activities:
Payments on borrowings	(2,741,431)	(2,481)	(9,821)	(2,753,733)
Proceeds from borrowings and other	2,711,343	109,301	7,700	2,828,344

Cash used in financing activities	(30,088)	106,820	(2,121)	74,611
Effect of exchange rate changes on cash	—	—	(3,507)	(3,507)

Net increase in cash	119,248	27,378	6,451	153,077
Cash and cash equivalents at beginning of period	23,577	24,677	62,229	110,483

Cash and cash equivalents at end of period	$142,825	$52,055	$68,680	$263,560

NOTE O Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter(1)	Second Quarter(2)	Third Quarter(2)	Fourth Quarter(2)
Fiscal Year Ended February 1, 2003
Sales	$2,744,766	$2,426,475	$3,089,725	$3,335,109
Gross Profit	659,918	597,962	802,814	882,788
Net income	93,869	59,555	128,018	164,658
Basic earnings per common share	$0.20	$0.13	$0.27	$0.35
Diluted earnings per share	$0.20	$0.13	$0.27	$0.35
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Fiscal Year Ended February 2, 2002
Sales	$2,667,076	$2,314,229	$2,833,861	$2,929,207
Gross Profit	616,607	549,730	687,137	717,019
Net income	39,507	40,353	91,312	93,798
Net income attributed to Staples, Inc. Stock			91,312	93,798
Net income attributed to Staples RD Stock	39,683	40,057
Net income (loss) attributed to Staples.com Stock	(176)	296
Basic earnings (loss) per common share(4):
Staples, Inc. Stock			$0.20	$0.20
Staples RD Stock	$0.09	$0.09
Staples.com Stock	$(0.02)	$0.04
Diluted earnings (loss) per share(4):
Staples, Inc. Stock			$0.20	$0.20
Staples RD Stock	$0.09	$0.09
Staples.com Stock	$(0.02)	$0.03
(1)
Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communication (see Note I).

(2)
Results of operations for this period include the results of Medical Arts Press since its acquisition on July 17, 2002 and the result of the European mail order businesses since their acquisition on October 18, 2002 (see Note B).

(3)
Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closing of 31 underperforming stores (see Note D), a $7.4 million ($4.6 million after taxes) charge to gross profit related to inventory write-downs to net realizable value for the closing stores, and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and distribution center and call center closures (see Note C).

(4)
Historical earnings per share is omitted for the third and fourth quarter of fiscal year 2001 for Staples RD Stock and Staples.com Stock as a result of the approval of the Recapitalization (see Note L).

APPENDIX D

EXHIBIT INDEX

EXHIBIT			DESCRIPTION OF EXHIBIT
2.1	(3)	—	Sale and Purchase Agreement, dated as of August 21, 2002, by and between the Company and Guilbert, SA.
3.1		—	Second Restated Certificate of Incorporation of the Company
3.2	(6)	—	Amended and Restated By-laws of the Company
4.1	(6)	—	Rights Agreement, dated as of October 25, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C.
4.2	(12)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.3	(10)	—	First Supplemental Indenture (Senior Notes), dated as of January 15, 1998, by and among the Company, Staples Contract & Commercial, Inc., Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc. and The Chase Manhattan Bank
4.4	(9)	—	Indenture, dated as of November 15, 1999, for the 150,000,000 Euro 5.875% Notes due November 15, 2004, by and among the Company, Staples the Office Superstore, Inc., Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and the Chase Manhattan Bank
4.5	(2)	—	Indenture, dated September 30, 2002, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA, as Trustee, relating to the 7.375% Senior Notes due 2012
4.6	(1)	—	Registration Rights Agreement, dated September 30, 2002, by and among the Company, the Subsidiary Guarantors and the Initial Purchasers
10.1*		—	Amended and Restated 1990 Director Stock Option Plan
10.2	(5)*	—	Amended and Restated 1992 Equity Incentive Plan
10.3	(11)*	—	1997 United Kingdom Company Share Option Scheme
10.4*		—	Executive Officer Incentive Plan
10.5*		—	1997 UK Savings Related Share Option Scheme
10.6*		—	International Employee Stock Purchase Plan
10.7*		—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg
10.8*		—	Offer Letter, dated August 13, 2001, by and between the Company and Basil L. Anderson
10.9*		—	Severance Benefits Agreement, dated September 9, 1996, by and between the Company and John J. Mahoney
10.10	*	—	Agreement to Extend Term of Severance Benefits Agreement, dated October 14, 2000, by and between the Company and John J. Mahoney
10.11	(4)	—	Revolving Credit Agreement, dated as of June 21, 2002, by and among the Company, Fleet National Bank and the banks named therein
10.12	(2)	—	364 Day Term Loan Agreement, dated as of October 4, 2002, by and among the Company, the lenders named therein and Fleet National Bank, as agent
10.13	(7)	—	Receivables Purchase Agreement, dated as of October 27, 2000, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.
10.14		—	Amendment No. 1, dated as of October 24, 2002, to the Receivables Purchase Agreement, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.
10.15	(8)*	—	Form of Agreement Not To Compete signed by executive officers of the Company
10.16	(14)*	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.17	(13)*	—	Form of Severance Benefits Agreement signed by executive officers of the Company
21.1		—	Subsidiaries of the Company
23.1		—	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference from the Registration Statement on Form S-4 (File No. 333-102159).
(2)
Incorporated by reference from the Form 8-K filed on October 8, 2002.
(3)
Incorporated by reference from the Form 8-K filed on August 22, 2002.

D-1

(4)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002.
(5)
Incorporated by reference from the Proxy Statement filed on April 6, 2001.
(6)
Incorporated by reference from the Form 10-K for the fiscal year ended February 3, 2001.
(7)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 28, 2000.
(8)
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
(12)
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).
(13)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996.
(14)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.
*
A management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) or 14(c) of Form 10-K.

D-2

QuickLinks

PART I
  Item 1. Business
EXECUTIVE OFFICERS OF THE REGISTRANT
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
CERTIFICATIONS
CERTIFICATIONS
  APPENDIX A
STAPLES, INC. AND SUBSIDIARIES--FINANCIAL HIGHLIGHTS
  APPENDIX B
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risks
APPENDIX C
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
STAPLES, INC. AND SUBSIDIARIES Consolidated Balance Sheets
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Income
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
STAPLES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
  APPENDIX D
EXHIBIT INDEX