Form 10-Q
period 2003-05-03
STAPLES INC
filed 2003-05-20
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 3, 2003

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

Yes ☒    No ☐

        The registrant had 474,926,984 shares of Staples common stock outstanding as of May 15, 2003.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
May 3, 2003
TABLE OF CONTENTS

Page
Part I—Financial Information:
Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3. Quantitative and Qualitative Disclosures about Market Risks	23
Item 4. Controls and Procedures	23
Part II—Other Information	25
Signature	26
Certifications	27-28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	May 3, 2003 (Unaudited)	February 1, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$226,019	$596,064
Merchandise inventories, net	1,452,633	1,555,205
Receivables, net	396,051	364,419
Deferred income taxes	133,935	96,229
Prepaid expenses and other current assets	95,141	105,559

Total current assets	2,303,779	2,717,476
Property and Equipment:
Land and buildings	528,676	524,730
Leasehold improvements	644,976	621,713
Equipment	975,474	951,439
Furniture and fixtures	481,257	472,935

Total property and equipment	2,630,383	2,570,817
Less accumulated depreciation and amortization	1,190,416	1,123,065

Net property and equipment	1,439,967	1,447,752
Lease Acquisition Costs, Net of Accumulated Amortization	50,024	51,450
Intangible assets, Net of Accumulated Amortization	214,493	216,391
Goodwill	1,207,824	1,207,824
Other Assets	79,956	80,495

Total Assets	$5,296,043	$5,721,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,008,625	$1,092,172
Accrued expenses and other current liabilities	664,665	755,483
Debt maturing within one year	2,017	327,671

Total current liabilities	1,675,307	2,175,326
Long-Term Debt	744,192	732,041
Deferred Income Taxes	53,122	50,267
Other Long-Term Obligations	108,313	104,862
Stockholders' Equity:
Preferred stock—authorized 5,000,000 shares of $.01 par value; no shares issued	—	—
Common stock—authorized 2,100,000,000 shares of $.0006 par value;
issued 502,504,546 shares at May 3, 2003 and 500,831,408 shares at February 1, 2003	299	299
Additional paid-in capital	1,513,496	1,484,833
Cumulative foreign currency translation adjustments	14,255	11,481
Retained earnings	1,743,847	1,719,091
Treasury stock at cost—27,717,994 shares at May 3, 2003, and 27,724,578 shares at February 1, 2003	(556,788)	(556,812)

Total stockholders' equity	2,715,109	2,658,892

Total liabilities and stockholders' equity	$5,296,043	$5,721,388

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Sales	$3,146,757	$2,744,766
Cost of goods sold and occupancy costs	2,403,924	2,084,848

Gross profit	742,833	659,918
Operating and other expenses:
Operating and selling	566,912	445,610
Pre-opening	1,237	1,886
General and administrative	126,506	107,084
Amortization of intangibles	1,943	—
Interest and other expense, net	6,940	2,372

Total operating and other expenses	703,538	556,952

Income before income taxes	39,295	102,966
Income tax expense	14,539	9,097

Net income	$24,756	$93,869

Basic earnings per common share	$0.05	$0.20

Diluted earnings per common share	$0.05	$0.20

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Operating Activities:
Net income	$24,756	$93,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,798	63,117
Tax benefit from worthless stock deduction	—	(29,000)
Deferred tax (benefit) expense	(37,461)	7,349
Other	13,792	11,551
Change in assets and liabilities
Decrease (increase) in merchandise inventories	121,111	(11,472)
(Increase) decrease in receivables	(28,043)	9,101
Decrease in prepaid expenses and other assets	9,254	5,942
Decrease in accounts payable, accrued expenses and other current liabilities	(196,339)	(24,158)
Increase in other long-term obligations	1,798	3,428

Net cash (used in) provided by operating activities	(20,334)	129,727
Investing Activities:
Acquisition of property and equipment	(43,876)	(62,944)
Other	—	(276)

Net cash used in investing activities	(43,876)	(63,220)
Financing Activities:
Proceeds from sale of capital stock	15,825	24,415
Proceeds from borrowings	—	1,425
Payments on borrowings	(326,427)	(677)
Reissuance (purchase) of treasury stock	24	(484)

Net cash (used in) provided by financing activities	(310,578)	24,679
Effect of exchange rate changes on cash	4,743	1,746
Net (decrease) increase in cash and cash equivalents	(370,045)	92,932
Cash and cash equivalents at beginning of period	596,064	394,824

Cash and cash equivalents at end of period	$226,019	$487,756

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A—Basis of Presentation

        The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and subsidiaries ("Staples", "the Company", "we", "our" or "us"). These financial statements are for the period covering the thirteen weeks ending May 3, 2003 (also referred to as the "first quarter of 2003") and the period covering the thirteen weeks ending May 4, 2002 (also referred to as the "first quarter of 2002"). All intercompany accounts and transactions are eliminated in consolidation.

        These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2003.

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

Note B—Change in Accounting Principle

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("Issue 02-16"). Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit.

        To record the impact of including cooperative advertising and other performance based rebates in inventory as of May 3, 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share. This adjustment reflects all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the impact of the new accounting method has resulted in the reclassification of $59 million of the Company's cooperative advertising rebates earned in the first quarter of 2003 from operating and selling expenses to cost of goods sold and occupancy costs. Prior periods have not been restated to reflect the impact of this reclassification. The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

        The following summarizes the as reported and pro forma results for the first quarters of 2003 and 2002, assuming the retroactive application of this accounting principle as of February 2, 2002 (in thousands, except per share data):

	As Reported 13 Weeks Ended		Pro Forma 13 Weeks Ended
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002
Sales	$3,146,757	$2,744,766	$3,146,757	$2,744,766
Cost of goods sold and occupancy costs	2,403,924	2,084,848	2,305,949	2,028,383

Gross profit	742,833	659,918	840,808	716,383
Operating and other expenses:
Operating and selling	566,912	445,610	566,912	502,075
Other expenses	136,626	111,342	136,626	111,342

Total operating and other expenses	703,538	556,952	703,538	613,417

Income before income taxes	39,295	102,966	137,270	102,966
Income tax expense	14,539	9,097	50,790	9,097

Pro forma net income	$24,756	$93,869	$86,480	$93,869

Pro forma earnings per share:
Basic	$.05	$.20	$.18	$.20

Diluted	$.05	$.20	$.18	$.20

Note C—Employee Benefit Plans

        Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of SFAS No. 148's disclosure requirements, the amended Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information follows (in thousands, except for per share information):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Net income as reported	$24,756	$93,869
Stock based compensation excluded from reported net income	7,472	8,371

Pro forma net income	$17,284	$85,498

Pro forma basic earnings per common share	$0.04	$0.18
Pro forma diluted earnings per common share	$0.04	$0.18

Note D—Comprehensive Income

        Comprehensive income includes net income and foreign currency translation adjustments, which are reported separately in stockholders' equity (in thousands):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Net income	$24,756	$93,869
Other comprehensive income:
Foreign currency translation adjustments, net	2,774	10,966

Total comprehensive income	$27,530	$104,835

Note E—Store Closure Charge

        In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms. The following is a rollforward of the store closure charges utilized in the first quarter of 2003 (in thousands):

	Balance at February 1, 2003	Charges Utilized	Balance at May 3, 2003
Lease terminations	$24,453	$(4,061)	$20,392
Legal and settlement costs	4,605	(273)	4,332

	$29,058	$(4,334)	$24,724

Note F—Debt and Credit Agreements

        On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of its 7.375% senior notes due October 2012 (the "Notes") exchanged privately placed notes for publicly tradable notes. Staples sold $325 million principal amount of the Notes in September 2002 in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, with proceeds to the Company of approximately $319.7 million. The Company used the net proceeds to finance a portion of the European mail order acquisition. Staples has entered into an interest rate swap to convert the Notes into variable rate obligations.

        On May 2, 2003, Staples repaid, in its entirety, its $325 million 364-Day Term Loan Agreement that it entered into on October 4, 2002.

Note G—Income Taxes

        In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples' investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples' investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Note H—Computation of Earnings Per Common Share

        The computation of basic and diluted earnings per share for the thirteen weeks ended May 3, 2003 and May 4, 2002 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Numerator:
Net income	$24,756	$93,869
Denominator:
Weighted-average common shares outstanding	470,930	463,854
Effect of dilutive securities:
Employee stock options and restricted stock	6,891	7,974

Weighted-average common shares outstanding assuming dilution	477,821	471,828
Basic earnings per common share	$0.05	$0.20

Diluted earnings per common share	$0.05	$0.20

Note I—Segment Reporting

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

        Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and other charges ("business unit income/(loss)"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        The following is a summary of sales and business unit income/(loss) by reportable segment for the first quarters of 2003 and 2002 and a reconciliation of business unit income/(loss) to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	May 3, 2003	May 4, 2002
Sales:
North American Retail	$1,842,721	$1,726,893
North American Delivery	919,520	811,991
European Operations	384,516	205,882

Total sales	$3,146,757	$2,744,766

Business Unit Income/(Loss):
North American Retail	$75,703	$59,218
North American Delivery	58,912	47,734
European Operations	9,595	(1,614)

Total business unit income	$144,210	$105,338
Interest and other expense, net	(6,940)	(2,372)
Impact of change in accounting principle	(97,975)	—

Income before income taxes	$39,295	$102,966

Note J—Guarantor Subsidiaries

        Under the terms of the Company's Notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt. Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the "Parent Company"), the Guarantor Subsidiaries, and the non-guarantor subsidiaries as of and for the thirteen weeks ended May 3, 2003 and May 4, 2002. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantor Subsidiaries, however, would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

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

Condensed Consolidating Balance Sheet
As of May 3, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash and cash equivalents	$71,208	$46,167	$108,644	$	— .	$226,019
Merchandise inventories	4,353	978,295	469,985		—	1,452,633
Other current assets	141,337	107,316	376,474		—	625,127

Total current assets	216,898	1,131,778	955,103		—	2,303,779
Net property, equipment and other assets	203,006	900,870	680,564		—	1,784,440
Goodwill, net of amortization	138,609	45,777	1,023,438		—	1,207,824
Investment in affiliates and intercompany	2,636,404	2,100,312	2,309,741		(7,046,457)	—

Total assets	$3,194,917	$4,178,737	$4,968,846		$(7,046,457)	$5,296,043

Total current liabilities	$63,059	$1,029,357	$582,891	$	— .	$1,675,307
Total long-term liabilities	185,527	597,736	122,364		—	905,627
Intercompany	1,722,972	317,995	1,629,910		(3,670,877)	—
Total stockholders' equity	1,223,359	2,233,649	2,633,681		(3,375,580)	2,715,109

Total liabilities and stockholders' equity	$3,194,917	$4,178,737	$4,968,846		$(7,046,457)	$5,296,043

Condensed Consolidating Balance Sheet
As of February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash and cash equivalents	$390,575	$57,519	$147,970	$	— .	$596,064
Merchandise inventories	483	1,082,069	472,653		—	1,555,205
Other current assets	109,058	87,289	369,860		—	566,207

Total current assets	500,116	1,226,877	990,483		—	2,717,476
Net property, equipment and other assets	211,342	917,155	667,591		—	1,796,088
Goodwill, net of amortization	138,609	45,777	1,023,438		—	1,207,824
Investment in affiliates and intercompany	2,609,156	2,095,127	2,052,675		(6,756,958)	—

Total assets	$3,459,223	$4,284,936	$4,734,187		$(6,756,958)	$5,721,388

Total current liabilities	$416,734	$1,091,799	$666,793	$	— .	$2,175,326
Total long-term liabilities	243,174	597,795	46,201		—	887,170
Intercompany	1,687,544	323,176	2,498,819		(4,509,539)	—
Total stockholders' equity	1,111,771	2,272,166	1,522,374		(2,247,419)	2,658,892

Total liabilities and stockholders' equity	$3,459,223	$4,284,936	$4,734,187		$(6,756,958)	$5,721,388

Condensed Consolidating Statement of Income
For the 13 weeks ended May 3, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,131,840	$1,014,917	$3,146,757
Cost of goods sold and occupancy costs	367	1,663,524	740,033	2,403,924

Gross profit	(367)	468,316	274,884	742,833
Operating and other expenses	14,184	462,184	227,170	703,538

Income/(loss) before income taxes	(14,551)	6,132	47,714	39,295
Income tax expense	—	4,753	9,786	14,539

Net income (loss)	$(14,551)	$1,379	$37,928	$24,756

Condensed Consolidating Statement of Income
For the 13 weeks ended May 4, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,000,888	$743,878	$2,744,766
Cost of goods sold and occupancy costs	260	1,525,569	559,019	2,084,848

Gross profit	(260)	475,319	184,859	659,918
Operating and other expenses	2,807	413,406	140,739	556,952

Income/(loss) before income taxes	(3,067)	61,913	44,120	102,966
Income tax expense (benefit)	(29,000)	22,348	15,749	9,097

Net income	$25,933	$39,565	$28,371	$93,869

Condensed Consolidating Statement of Cash Flows
For the 13 weeks ended May 3, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,975)	$17,654	$(31,013)	$(20,334)
Investing Activities:
Acquisition of property and equipment	(2,180)	(29,030)	(12,666)	(43,876)
Other	—	—	—	—

Cash used in investing activities	(2,180)	(29,030)	(12,666)	(43,876)
Financing Activities:
Payments on borrowings	(326,037)	—	(390)	(326,427)
Other	15,825	24	—	15,849

Cash (used in) provided by financing activities	(310,212)	24	(390)	(310,578)
Effect of exchange rate changes on cash	—	—	4,743	4,743

Net decrease in cash	(319,367)	(11,352)	(39,326)	(370,045)
Cash and cash equivalents at beginning of period	390,575	57,519	147,970	596,064

Cash and cash equivalents at end of period	$71,208	$46,167	$108,644	$226,019

Condensed Consolidating Statement of Cash Flows
For the 13 weeks ended May 4, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$112,171	$26,504	$(8,948)	$129,727
Investing Activities:
Acquisition of property and equipment	(4,335)	(38,889)	(19,720)	(62,944)
Other	—	—	(276)	(276)

Cash used in investing activities	(4,335)	(38,889)	(19,996)	(63,220)
Financing Activities:
Payments on borrowings	(677)	—	—	(677)
Other	24,415	(484)	1,425	25,356

Cash provided by (used in) financing activities	23,738	(484)	1,425	24,679
Effect of exchange rate changes on cash	—	—	1,746	1,746

Net increase (decrease) in cash	131,574	(12,869)	(25,773)	92,932
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$357,916	$40,940	$88,900	$487,756

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

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("Issue 02-16"). Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit. To record the impact of including cooperative advertising and other performance based rebates in inventory as of May 3, 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share. This adjustment reflects all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the impact of the new accounting method has resulted in the reclassification of $59 million of the Company's cooperative advertising rebates earned in the first quarter of 2003 from operating and selling expenses to cost of goods sold and occupancy costs. Prior periods have not been restated to reflect the impact of this reclassification. The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

        We acquired two businesses during fiscal year 2002. On October 18, 2002, we acquired multiple European mail order businesses. The acquired businesses sell and deliver office products and services under a variety of different brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy ("European mail order acquisition"). The European mail order acquisition is reported as part of European Operations for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. ("MAP"), a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. MAP is an operating division of Quill and is included in North American Delivery for segment reporting.

Forward Looking Statements

        This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Staples or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading "Cautionary Statements." We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

        We have discussed below our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes both our results presented on the basis required by accounting principles generally accepted in the United States ("GAAP") and a pro forma basis reflecting the retroactive application of EITF Issue 02-16 (see Note B to Consolidated Financial Statements) as of February 2, 2002. Management uses net income adjusted for accounting changes and non-recurring items, among other standards, to measure operating performance. We have incorporated this information into the below discussion because we believe it will assist you in understanding our results of operations on a comparative basis. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance:

        Net income for the first quarter of 2003 was $24.8 million or $0.05 per diluted share compared to $93.9 million or $0.20 per diluted share for the first quarter of 2002. Our results for the first quarter of 2003 include a $62 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by EITF Issue 02-16. Our results for the first quarter of 2002 included the impact of a $29 million non-recurring tax benefit (see Note G to the consolidated financial statements). On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for the first quarter of 2003 was $86.5 million or $0.18 per diluted share. Excluding the tax benefit, net income for the first quarter of 2002 was $64.9 million or $0.14 per diluted share.

        On a pro forma basis for the first quarter of 2003 to reflect the retroactive application of Issue 02-16 and excluding the tax benefit in the first quarter of 2002, net income increased 33% for the first quarter of 2003. This increase reflects our continued focus on customer service, expense control and improved execution. These results were achieved despite the challenging retail environment caused by the war and the economy.

        Sales:    Sales for the first quarter of 2003 were $3.15 billion, an increase of 14.6% from the first quarter of 2002. Excluding the impact of the European mail order and MAP acquisitions, sales increased 7.9% for the first quarter of 2003. Comparable sales for our North American retail locations increased 2% and comparable sales for our European retail operations decreased 1% for the first quarter of 2003. We had 1,494 open stores as of May 3, 2003 compared to 1,427 stores as of May 4,

2002 and 1,488 stores as of February 1, 2003. This includes 13 stores opened and 7 stores closed during the first quarter of 2003.

        Gross Profit:    Gross profit as a percentage of sales was 23.6% for the first quarter of 2003 compared to 24.0% for the first quarter of 2002. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit increased to 26.7% for the first quarter of 2003 from 26.1% for the first quarter of 2002. This increase in pro forma gross profit is primarily due to the impact of the European mail order and MAP businesses, which have significantly higher margins, as a percentage of sales, than our other businesses. The increase also reflects our improved product mix directed at more profitable business customers, our continued focus on higher margin private label products, and better buying as a result of our procurement initiatives.

        Operating and Selling Expenses:    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 18.0% of sales for the first quarter of 2003 compared to 16.2% in the first quarter of 2002. On a pro forma basis to reflect the reclassification of cooperative advertising rebates under Issue 02-16, operating expenses were 18.0% of sales for the first quarter of 2003 and 18.3% of sales for the first quarter of 2002. The decrease in pro forma operating expenses reflects our focus on expense control across all business units. This decrease was partially offset by the impact of the acquired businesses which have higher marketing costs as a percentage of sales than our other businesses.

        Pre-opening Expenses:    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses decreased to $1.2 million in the first quarter of 2003 from $1.9 million in the first quarter of 2002. This decrease is due to a decrease in the number of stores opened, as we opened 13 stores in the first quarter of 2003 compared to 22 in the first quarter of 2002.

        General and Administrative Expenses:    General and administrative expenses increased as a percentage of sales to 4.0% for the first quarter of 2003 compared to 3.9% for the first quarter of 2002.    This increase reflects the investment in our supply chain and procurement initiatives as well as the impact of our acquired businesses which have higher general and administrative costs as a percentage of sales than our other businesses.

        Amortization of Intangibles:    Amortization of intangibles was $1.9 million for the first quarter of 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with our European mail order and MAP acquisitions. Prior to the second quarter of 2002, we had no amortizable intangible assets.

        Interest and Other Expense, Net:    Net interest and other expense totaled $6.9 million for the first quarter of 2003 compared to $2.4 million for the first quarter of 2002. Interest and other expense relate primarily to existing borrowings. The increase in interest expense reflects an increase in borrowings during the second half of fiscal 2002 and through the first quarter of 2003 primarily to fund our two acquisitions in 2002, partially offset by a decrease in interest rates.

        Income Taxes:    Our effective tax rate was 37.0% for the first quarter of 2003 compared to 8.8% for the first quarter of 2002. In the fourth quarter of fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications.

Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses. Excluding this tax benefit, our effective tax rate for the first quarter of 2002 was 37.0%.

Segment Performance:

        The following provides a summary of our sales and business unit income/(loss) by reportable segment (see reconciliation of business unit income/(loss) to income before income taxes in Note I to our consolidated financial statements):

	(Amounts in thousands) 13 Weeks Ended
			May 3, 2003 Increase From Prior Year	May 4, 2002 Increase From Prior Year
	May 3, 2003	May 4, 2002
Sales:
North American Retail	$1,842,721	$1,726,893	6.7%	1.2%
North American Delivery	919,520	811,991	13.2%	9.2%
European Operations	384,516	205,882	86.8%	7.2%

Total sales	$3,146,757	$2,744,766	14.6%	2.9%

	(Amounts in thousands) 13 Weeks Ended
			May 3, 2003 % of Sales	May 4, 2002 % of Sales
	May 3, 2003	May 4, 2002
Business Unit Income/(Loss):
North American Retail	$75,703	$59,218	4.1%	3.4%
North American Delivery	58,912	47,734	6.4%	5.9%
European Operations	9,595	(1,614)	2.5%	(0.8)%

Total business unit income	$144,210	$105,338	4.6%	3.8%

        North American Retail:    Sales for North American Retail increased 6.7% for the first quarter of 2003. This growth was primarily due to non-comparable store sales for stores opened in the prior year. This increase also reflects an increase in comparable store sales of 2%, the positive impact of Canadian exchange rates to the U.S. dollar as well as the net addition of six stores in the first quarter of 2003. At May 3, 2003, the North American store base included 1,306 open stores compared to 1,247 open stores as of May 4, 2002 and 1,300 stores at February 1, 2003. Our sales growth reflects positive performance in furniture, improving trends in technology and related products and strong results in our copy center businesses. Business unit income as a percentage of sales increased to 4.1% for the first quarter of 2003 from 3.4% for the first quarter of 2002. The improvement in business unit income reflects our improved product mix directed at more profitable business customers, our continued focus on higher margin private label products, better buying as a result of our procurement initiatives and our focus on expense control.

        North American Delivery:    Sales for North American Delivery increased 13.2% for the first quarter of 2003. Excluding the impact of our MAP acquisition, sales grew 7.2% for the first quarter of 2003. This sales growth reflects the positive results of marketing between our catalog, websites and retail stores; the continued success of our customer acquisition efforts in our contract and Quill businesses; and improved service levels across all of our delivery businesses. Business unit income increased to $58.9 million for the first quarter of 2003 from $47.7 million for the first quarter of 2002 driven in large part by the acquisition of MAP. The results of our existing businesses remained in line with the prior year and reflect our investments in service improvement and customer acquisition.

        European Operations:    Sales for European Operations increased 86.8% for the first quarter of 2003. Excluding the impact of the European mail order acquisition, sales grew 20.3% for the first quarter of 2003. The sales growth for the first quarter of 2003 primarily reflects non-comparable store sales for stores opened in the prior year as well as the positive impact of European exchange rates to the U.S. dollar. This increase was slightly offset by a decrease in comparable store sales of 1% reflecting weaknesses in non-consumable categories, including furniture and computers. Business unit income improved to $9.6 million for the first quarter of 2003 from a loss of $1.6 million for the first quarter of 2002. This improvement primarily reflects the acquisition of the European mail order businesses. In addition, our European retail business unit income continued to improve over the prior year.

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

        Purchase and Advertising Rebates:    We earn rebates from our vendors which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors relating to the purchase of merchandise inventories or the reimbursement of costs incurred are recognized as a reduction of cost of goods sold as the merchandise is sold. Several controls are in place, including direct confirmation with vendors, which we believe allow us to ensure that these amounts are recorded in accordance with the terms of the contracts. Should vendors reach different judgments regarding the terms of these contracts, they may seek to recover amounts from us.

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

        Cash used in operations was $20.3 million for the first quarter of 2003 compared to cash provided by operations of $129.7 million for the first quarter of 2002. This change is primarily due to a decrease in our current liabilities.

        Cash used in investing activities decreased to $43.9 million for the first quarter of 2003 compared to $63.2 million for the first quarter of 2002. This decrease primarily reflects the reduction in the number of stores opened, from 22 in the first quarter of 2002 to 13 for the first quarter of 2003, as well as the reduction of store remodels from 42 in the first quarter of 2002 to 7 in the first quarter of 2003.

        Cash used in financing activities was $310.6 million for the first quarter of 2003 compared to cash provided by financing activities of $24.7 million for the first quarter of 2002. This change is primarily due to the early repayment of our $325 million 364-Day Term Loan Agreement.

        We had $1.01 billion in total cash and available funds through credit agreements at May 3, 2003, which consisted of $691.6 million of available credit, $226.0 million of cash and cash equivalents and $92.6 million available under a receivables securitization agreement. The maximum amount available under the accounts receivable securitization agreement is $140 million, subject to further restriction depending on the amount and characteristics of the accounts receivable outstanding. At May 3, 2003, the maximum amount available under this agreement was $117.6 million, of which $25 million was utilized. We also issue letters of credit under our revolving credit facility in the ordinary course of business to satisfy certain vendor contracts. At May 3, 2003, we had $54.9 million of open letters of credit. A summary, as of May 3, 2003, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2005	$545,129	$—
Senior Notes due October 2012	—	325,000
Euro Notes due November 2004	—	168,600
Senior Notes due August 2007	—	200,000
Uncommitted lines of credit	70,000	—
Other lines of credit	76,454	—
Capital leases and other notes payable	—	14,046

Total Debt Obligations	$691,583	$707,646

        On March 28, 2003, we completed an exchange offer pursuant to which the holders of our 7.375% Senior Notes due October 2012 (the "Notes") exchanged privately placed notes for publicly tradable notes. We sold $325 million principal amount of the Notes in September 2002 in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, which resulted in proceeds to us of approximately $319.7 million. We used the net proceeds to finance a portion of the European mail order acquisition. We have entered into an interest rate swap to convert the Notes into variable rate obligations.

        On May 2, 2003, we repaid, in its entirety the $325 million 364-Day Term Loan Agreement that we entered into on October 4, 2002.

        We expect to open up to 97 new stores during the last three quarters of 2003. We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $280 million on capital expenditures during the last three quarters of 2003. We may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        We expect that our cash generated from operations, together with our current cash and funds available under our main revolving credit facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months. We continually evaluate financing possibilities, including an equity offering, intended to maintain our current debt ratings and outlook. We may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, the timing and amount of which will depend upon market conditions, or through additional commercial bank debt arrangements. There can be no assurance that we will be able to sell shares of our capital stock or debt securities on favorable terms, if at all.

Inflation and Seasonality

        While neither inflation nor deflation has had, and we do not expect either to have, a material impact upon our operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

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

        We may be unable to continue to open new stores successfully.    An important part of our business plan is to increase our number of stores. We opened 13 stores during the first quarter of 2003 and currently plan to open up to 97 new stores in the last three quarters of 2003. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Our Dover format store may not be successful.    In 2001, we experimented with a new store format called the Dover format, which was designed to appeal to customer shopping preferences, open up the interior of the store and give the customer a better view of the products we offer. At May 3, 2003, we had 278 stores in the Dover format and plan to remodel up to 39 additional stores and open our new stores in the United States in this format for the remainder of fiscal 2003. The reformatted stores and new stores based on the Dover format have only a limited operating history, and we cannot guarantee that the Dover stores will be successful or that they will generate sufficient additional revenue to justify the investment.

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

        Our quarterly operating results are subject to significant fluctuation.    Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionate negative effect on our net income for the quarter.

        Our operating results may be impacted by changes in the economy and international conflict.    Our operating results are directly impacted by the health of the North American and European economies. Current economic conditions and the state of the conflict in Iraq may adversely affect our business and our results of operations.

        Our stock price may fluctuate based on market expectations.    The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that regularly follow our stock lower their ratings or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

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

        Our debt level could impact our ability to obtain future financing and continue our growth strategy.    Our consolidated outstanding debt at May 3, 2003 was $746.2 million. Our consolidated debt may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

        Review by the SEC of certain accounting practices of major New England retailers.    As a part of a general review by the SEC of the accounting practices of major New England retailers relating to consideration received directly or indirectly from vendors (including rebates, allowances, discounts, coupons, bonuses, sales incentives, slotting fees, cooperative advertising, buydowns and free products or services), we responded to an informal inquiry from the SEC requesting certain information relating to our accounting for vendor consideration. We cannot predict the outcome of this informal inquiry.

        California wage and hour class action lawsuit.    Various class action lawsuits have been brought against us for alleged violations of what is known as California's "wage and hour" law. The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from as early as 1995 to the present. This litigation is in the beginning stages of discovery. While it is too early in the litigation for us to predict the outcome of the litigation, we believe the litigation will not have a material adverse effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

        At May 3, 2003, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2003. More detailed information concerning market risk can be found under the sub-caption "Quantitative and Qualitative Disclosures about Market Risks" of the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page B-12 of our Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4. Controls and Procedures

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
Changes in Internal Controls

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

STAPLES, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

Item 1—Not Applicable

Item 2—Changes in Securities and Use of Proceeds

        On March 13, 2003, we issued to Senator Mitchell, one of our directors, 7,082 shares of our common stock having a value of approximately $125,000, in lieu of paying him (i) his annual fee of $75,000 for consulting services he provided to us during fiscal year 2003 pursuant to a consulting agreement between Senator Mitchell and us and (ii) his $50,000 annual outside director fee for services he provided to us as a member of our Board of Directors during fiscal year 2003. We issued these shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3—Not Applicable

Item 4—Not Applicable

Item 5—Not Applicable

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

  (b)
  Reports on Form 8-K

        No reports on Form 8-K were filed in the quarter ended May 3, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.
Date: May 20, 2003	By:	/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Ronald L. Sargent, certify that:

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

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

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

Date: May 20, 2003
/s/ RONALD L. SARGENT Ronald L. Sargent President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John J. Mahoney, certify that:

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

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

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

Date: May 20, 2003
/s/ JOHN J. MAHONEY John J. Mahoney Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
99.1	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Consolidated Balance Sheets
Consolidated Statements of Income
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar Amounts in Thousands) (Unaudited)
Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet As of May 3, 2003 (in thousands)
Condensed Consolidating Balance Sheet As of February 1, 2003 (in thousands)
Condensed Consolidating Statement of Income For the 13 weeks ended May 3, 2003 (in thousands)
Condensed Consolidating Statement of Income For the 13 weeks ended May 4, 2002 (in thousands)
Condensed Consolidating Statement of Cash Flows For the 13 weeks ended May 3, 2003 (in thousands)
Condensed Consolidating Statement of Cash Flows For the 13 weeks ended May 4, 2002 (in thousands)
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX