Form 10-Q
period 2003-08-02
STAPLES INC
filed 2003-08-19
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   August 2, 2003

Commission File Number:            0-17586

STAPLES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2896127
(State or other jurisdiction of Identification No.)	(I.R.S. Employer Identification No.)

Five Hundred Staples Drive, Framingham, MA  01702

(Address of principal executive office and zip code)

508-253-5000

(Registrant’s telephone number, including area code)

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

Yes   ☒          No   ☐

The registrant had 490,221,757 shares of Staples common stock outstanding as of August 14, 2003.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q

August 2, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	August 2, 2003	February 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,210	$596,064
Merchandise inventories, net	1,578,683	1,555,205
Receivables, net	357,642	364,419
Deferred income taxes	133,502	96,229
Prepaid expenses and other current assets	111,532	105,559
Total current assets	2,764,569	2,717,476

Property and equipment:
Land and buildings	550,703	524,730
Leasehold improvements	653,903	621,713
Equipment	990,339	951,439
Furniture and fixtures	492,997	472,935
Total property and equipment	2,687,942	2,570,817
Less accumulated depreciation and amortization	1,246,794	1,123,065
Net property and equipment	1,441,148	1,447,752

Lease acquisition costs, net of accumulated amortization	47,982	51,450
Intangible assets, net of accumulated amortization	213,342	216,391
Goodwill	1,209,785	1,207,824
Other assets	63,969	80,495
Total assets	$5,740,795	$5,721,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091,850	$1,092,172
Accrued expenses and other current liabilities	657,037	755,483
Debt maturing within one year	716	327,671
Total current liabilities	1,749,603	2,175,326

Long-term debt	725,146	732,041
Deferred income taxes	35,951	50,267
Other long-term obligations	129,544	104,862

Stockholders’ equity:
Preferred stock - authorized 5,000,000 shares of $.01 par value; no shares issued	—	—
Common stock - authorized 2,100,000,000 shares of $.0006 par value; issued 518,118,832 shares at August 2, 2003 and 500,831,408 shares at February 1, 2003	311	299
Additional paid-in capital	1,798,289	1,484,833
Cumulative foreign currency translation adjustments	31,411	11,481
Retained earnings	1,831,639	1,719,091
Treasury stock at cost - 27,927,168 shares at August 2, 2003, and 27,724,578 shares at February 1, 2003	(561,099)	(556,812)
Total stockholders’ equity	3,100,551	2,658,892
Total liabilities and stockholders’ equity	$5,740,795	$5,721,388

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$2,868,527	$2,426,475	$6,015,283	$5,171,241
Cost of goods sold and occupancy costs	2,081,488	1,828,513	4,485,411	3,913,361
Gross profit	787,039	597,962	1,529,872	1,257,880

Operating and other expenses:
Operating and selling	513,089	400,006	1,080,001	845,616
Pre-opening	2,409	2,346	3,647	4,232
General and administrative	125,360	98,698	251,866	205,782
Amortization of intangibles	1,943	—	3,885	—
Interest and other expense, net	4,885	2,381	11,825	4,753
Total operating and other expenses	647,686	503,431	1,351,224	1,060,383

Income before income taxes	139,353	94,531	178,648	197,497
Income tax expense	51,561	34,976	66,100	44,073
Net income	$87,792	$59,555	$112,548	$153,424

Basic earnings per common share	$0.18	$0.13	$0.24	$0.33

Diluted earnings per common share	$0.18	$0.13	$0.23	$0.32

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	August 2, 2003	August 3, 2002
Operating Activities:
Net income	$112,548	$153,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,022	128,326
Deferred tax (benefit) expense	(37,054)	17,274
Other	17,066	17,365
Change in assets and liabilities:
Increase in merchandise inventories	(1,529)	(212,653)
Decrease in receivables	10,785	13,899
(Increase) decrease in prepaid expenses and other assets	(5,395)	7,972
(Decrease) increase in accounts payable	(17,808)	31,044
Decrease in accrued expenses and other current liabilities	(91,864)	(89,107)
Increase in other long-term obligations	4,443	2,909
Net cash provided by operating activities	133,214	70,453

Investing Activities:
Acquisition of property and equipment	(109,564)	(133,257)
Acquisition of businesses, net of cash acquired	(2,910)	(383,192)
Other	—	(403)
Net cash used in investing activities	(112,474)	(516,852)

Financing Activities:
Proceeds from sale of capital stock	292,105	43,122
Proceeds from borrowings	—	85,568
Payments on borrowings	(328,156)	(1,097)
Advances under receivables securitization agreement	—	100,000
Purchase of treasury stock	(4,287)	(484)
Net cash (used in) provided by financing activities	(40,338)	227,109

Effect of exchange rate changes on cash and cash equivalents	6,744	(654)

Net decrease in cash and cash equivalents	(12,854)	(219,944)
Cash and cash equivalents at beginning of period	596,064	394,824
Cash and cash equivalents at end of period	$583,210	$174,880

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ending August 2, 2003 (also referred to as the “second quarter of 2003” and the “first half of 2003”) and the period covering the thirteen and twenty-six weeks ending August 3, 2002 (also referred to as the “second quarter of 2002” and the “first half of 2002”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

Note B – Issuance of Common Stock

On June 4, 2003, the Company issued and sold 13,800,000 shares of its common stock in a public offering for a purchase price of $18.89 per share, including 1,800,000 shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $252.9 million. The offering proceeds will be used for working capital and general corporate purposes.

Note C – Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit.

To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share.  This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. While there was no material impact to the Company’s results of operations for the second quarter of 2003, the new accounting method resulted in reporting $52 million and $111 million of the Company’s cooperative advertising rebates earned in the second quarter and first half of 2003, respectively, as cost of goods sold and occupancy costs.  These amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance.  Prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs in accordance with current accounting guidance. The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

The following summarizes the as reported and pro forma results for the second quarter and first half of 2003 and 2002, assuming the retroactive application of this accounting principle as of February 2, 2002 (in thousands, except per share data):

	As Reported 13 Weeks Ended		Pro Forma 13 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$2,868,527	$2,426,475	$2,868,527	$2,426,475
Cost of goods sold and occupancy costs	2,081,488	1,828,513	2,081,488	1,777,309
Gross profit	787,039	597,962	787,039	649,166
Operating and other expenses:
Operating and selling	513,089	400,006	513,089	451,210
Other expenses	134,597	103,425	134,597	103,425
Total operating and other expenses	647,686	503,431	647,686	554,635

Income before income taxes	139,353	94,531	139,353	94,531
Income tax expense	51,561	34,976	51,561	34,976
Pro forma net income	$87,792	$59,555	$87,792	$59,555
Pro forma earnings per share:
Basic	$0.18	$0.13	$0.18	$0.13
Diluted	$0.18	$0.13	$0.18	$0.13

	As Reported 26 Weeks Ended		Pro Forma 26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$6,015,283	$5,171,241	$6,015,283	$5,171,241
Cost of goods sold and occupancy costs	4,485,411	3,913,361	4,387,436	3,805,692
Gross profit	1,529,872	1,257,880	1,627,847	1,365,549
Operating and other expenses:
Operating and selling	1,080,001	845,616	1,080,001	953,285
Other expenses	271,223	214,767	271,223	214,767
Total operating and other expenses	1,351,224	1,060,383	1,351,224	1,168,052

Income before income taxes	178,648	197,497	276,623	197,497
Income tax expense	66,100	44,073	102,351	44,073
Pro forma net income	$112,548	$153,424	$174,272	$153,424
Pro forma earnings per share:
Basic	$0.24	$0.33	$0.37	$0.33
Diluted	$0.23	$0.32	$0.36	$0.32

Note D – Employee Benefit Plans

Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards  No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 148’s disclosure requirements, Staples’ employee stock purchase plans are considered compensatory plans. The expense was calculated based on the fair value of the employees’ purchase rights. Staples’ pro forma information follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income as reported	$87,792	$59,555	$112,548	$153,424
Stock based compensation excluded from reported net income	9,542	10,223	17,014	18,594
Pro forma net income	$78,250	$49,332	$95,534	$134,830

Pro forma basic earnings per common share	$0.16	$0.11	$0.20	$0.29
Pro forma diluted earnings per common share	$0.16	$0.10	$0.20	$0.29

Note E - Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income	$87,792	$59,555	$112,548	$153,424
Other comprehensive income:
Foreign currency translation adjustments, net	17,156	2,681	19,930	13,647
Total comprehensive income	$104,948	$62,236	$132,478	$167,071

Note F - Store Closure Charge

In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings.  This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures.  All of the store closures were completed during the first quarter of fiscal 2002.  Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms.  The following is a rollforward of the store closure charges utilized in the first half of 2003 (in thousands):

	Balance at February 1, 2003	Charges Utilized	Balance at August 2, 2003

Lease terminations	$24,453	$(5,425)	$19,028
Legal and settlement costs	4,605	(589)	4,016
	$29,058	$(6,014)	$23,044

Note G – Debt and Credit Agreements

On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of its 7.375% senior notes due October 2012 (the “Notes”) exchanged privately placed notes for publicly tradable notes.  Staples sold $325 million principal amount of the Notes in September 2002 in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, with proceeds to the Company of approximately $319.7 million.  The Company used the net proceeds to finance a portion of the European mail order acquisition. Staples has entered into an interest rate swap to convert the Notes into variable rate obligations.

On May 2, 2003, Staples repaid, in its entirety, its $325 million 364-Day Term Loan Agreement that it entered into on October 4, 2002.

Note H – Income Taxes

In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples’ investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples’ investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Note I - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2003 and 2002 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Numerator:
Net income	$87,792	$59,555	$112,548	$153,424
Denominator:
Weighted-average common shares outstanding	479,947	466,507	475,438	465,181
Effect of dilutive securities:
Employee stock options and restricted stock	7,743	6,328	7,317	7,151
Weighted-average common shares outstanding assuming dilution	487,690	472,835	482,755	472,332

Basic earnings per common share	$0.18	$0.13	$0.24	$0.33
Diluted earnings per common share	$0.18	$0.13	$0.23	$0.32

Note J - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and European Operations.  Staples’ North American Retail segment consists of the U.S and Canadian business units that operate office supply stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), Staples’ contract stationer operations (Staples National Advantage and Staples Business Advantage), and Quill.  The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, The Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy, Germany and Sweden.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and other charges (“business unit income/(loss)”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income/(loss) by reportable segment for the second quarter and first half of 2003 and 2002 and a reconciliation of business unit income/(loss) to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales:
North American Retail	$1,618,651	$1,456,129	$3,461,371	$3,183,022
North American Delivery	893,047	780,712	1,812,567	1,592,703
European Operations	356,829	189,634	741,345	395,516
Total sales	$2,868,527	$2,426,475	$6,015,283	$5,171,241

Business Unit Income/(Loss):
North American Retail	$66,869	$45,790	$142,572	$105,008
North American Delivery	72,492	57,145	131,404	104,879
European Operations	4,877	(6,023)	14,472	(7,637)
Total business unit income	$144,238	$96,912	$288,448	$202,250
Interest and other expense, net	(4,885)	(2,381)	(11,825)	(4,753)
Impact of change in accounting principle	—	—	(97,975)	—
Income before income taxes	$139,353	$94,531	$178,648	$197,497

Note K - Guarantor Subsidiaries

Under the terms of the Company’s Notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc. (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the second quarter and first half of 2003 and 2002.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantor Subsidiaries, however, would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$364,343	$47,598	$171,269	$—	$583,210
Merchandise inventories	10,584	1,066,527	501,572	—	1,578,683
Other current assets	149,402	80,538	372,736	—	602,676
Total current assets	524,329	1,194,663	1,045,577	—	2,764,569
Net property, equipment and other assets	180,422	902,671	683,348	—	1,766,441
Goodwill, net of amortization	140,570	45,777	1,023,438	—	1,209,785
Investment in affiliates and intercompany	2,718,421	2,176,703	2,437,269	(7,332,393)	—
Total assets	$3,563,742	$4,319,814	$5,189,632	$(7,332,393)	$5,740,795

Total current liabilities	$54,578	$1,115,447	$579,578	$—	$1,749,603
Total long-term liabilities	168,413	598,240	123,988	—	890,641
Intercompany	1,840,146	318,281	1,786,900	(3,945,327)	—
Total stockholders’ equity	1,500,605	2,287,846	2,699,166	(3,387,066)	3,100,551
Total liabilities and stockholders’ equity	$3,563,742	$4,319,814	$5,189,632	$(7,332,393)	$5,740,795

Condensed Consolidating Balance Sheet

As of February 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$390,575	$57,519	$147,970	$—	$596,064
Merchandise inventories	483	1,082,069	472,653	—	1,555,205
Other current assets	109,058	87,289	369,860	—	566,207
Total current assets	500,116	1,226,877	990,483	—	2,717,476
Net property, equipment and other assets	211,342	917,155	667,591	—	1,796,088
Goodwill, net of amortization	138,609	45,777	1,023,438	—	1,207,824
Investment in affiliates and intercompany	2,609,156	2,095,127	2,052,675	(6,756,958)	—
Total assets	$3,459,223	$4,284,936	$4,734,187	$(6,756,958)	$5,721,388

Total current liabilities	$416,734	$1,091,799	$666,793	$—	$2,175,326
Total long-term liabilities	243,174	597,795	46,201	—	887,170
Intercompany	1,687,544	323,176	2,498,819	(4,509,539)	—
Total stockholders’ equity	1,111,771	2,272,166	1,522,374	(2,247,419)	2,658,892
Total liabilities and stockholders’ equity	$3,459,223	$4,284,936	$4,734,187	$(6,756,958)	$5,721,388

Condensed Consolidating Statement of Income

For the 13 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,942,791	$925,736	$2,868,527
Cost of goods sold and occupancy costs	289	1,429,535	651,664	2,081,488
Gross profit	(289)	513,256	274,072	787,039
Operating and other expenses	2,039	428,605	217,042	647,686
Income (loss) before income taxes	(2,328)	84,651	57,030	139,353
Income tax expense	—	30,603	20,958	51,561
Net income (loss)	$(2,328)	$54,048	$36,072	$87,792

Condensed Consolidating Statement of Income

For the 13 weeks ended August 3, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,755,235	$671,240	$2,426,475
Cost of goods sold and occupancy costs	255	1,330,021	498,237	1,828,513
Gross profit	(255)	425,214	173,003	597,962
Operating and other expenses	8,549	357,914	136,968	503,431
Income (loss) before income taxes	(8,804)	67,300	36,035	94,531
Income tax expense	29,000	1,349	4,627	34,976
Net income (loss)	$(37,804)	$65,951	$31,408	$59,555

Condensed Consolidating Statement of Income

For the 26 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$4,074,630	$1,940,653	$6,015,283
Cost of goods sold and occupancy costs	655	3,093,059	1,391,697	4,485,411
Gross profit	(655)	981,571	548,956	1,529,872
Operating and other expenses	16,224	890,788	444,212	1,351,224
Income (loss) before income taxes	(16,879)	90,783	104,744	178,648
Income tax expense	—	35,356	30,744	66,100
Net income (loss)	$(16,879)	$55,427	$74,000	$112,548

Condensed Consolidating Statement of Income

For the 26 weeks ended August 3, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,756,124	$1,415,117	$5,171,241
Cost of goods sold and occupancy costs	515	2,855,591	1,057,255	3,913,361
Gross profit	(515)	900,533	357,862	1,257,880
Operating and other expenses	11,356	771,321	277,706	1,060,383
Income (loss) before income taxes	(11,871)	129,212	80,156	197,497
Income tax expense	—	23,697	20,376	44,073
Net income (loss)	$(11,871)	$105,515	$59,780	$153,424

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,422	$69,374	$48,418	$133,214
Investing Activities:
Acquisition of property and equipment	(5,864)	(75,008)	(28,692)	(109,564)
Other	—	—	(2,910)	(2,910)
Net cash used in investing activities	(5,864)	(75,008)	(31,602)	(112,474)
Financing Activities:
Payments on borrowings	(327,895)	—	(261)	(328,156)
Other	292,105	(4,287)	—	287,818
Net cash used in financing activities	(35,790)	(4,287)	(261)	(40,338)
Effect of exchange rate changes on cash	—	—	6,744	6,744
Net decrease in cash	(26,232)	(9,921)	23,299	(12,854)
Cash and cash equivalents at beginning of period	390,575	57,519	147,970	596,064
Cash and cash equivalents at end of period	$364,343	$47,598	$171,269	$583,210

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended August 3, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$71,533	$124,457	$(125,537)	$70,453
Investing Activities:
Acquisition of property and equipment	(7,401)	(88,244)	(37,612)	(133,257)
Acquisition of business, net of cash acquired	(383,192)	—	—	(383,192)
Other	—	—	(403)	(403)
Net cash used in investing activities	(390,593)	(88,244)	(38,015)	(516,852)
Financing Activities:
Payments on borrowings	(1,097)	—	—	(1,097)
Other	118,122	(484)	110,568	228,206
Net cash provided by (used in) financing activities	117,025	(484)	110,568	227,109
Effect of exchange rate changes on cash	—	—	(654)	(654)
Net (decrease) increase in cash	(202,035)	35,729	(53,638)	(219,944)
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824
Cash and cash equivalents at end of period	$24,307	$89,538	$61,035	$174,880

Note L – New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003.  The adoption of this Statement had no impact on the Company’s overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement had no impact on the Company’s overall financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of Interpretation 46 are required to be adopted by the Company in fiscal 2003. The Company does not believe the adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations.

STAPLES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and European Operations.  The North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery (North American catalog and internet operations), our contract stationer operations (Staples National Advantage and Staples Business Advantage) and Quill.  The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, The Netherlands and Portugal and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy, Germany and Sweden.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit. To record the impact of including cooperative advertising and other performance based rebates in inventory as of May 3, 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share.  This adjustment reflects all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. While there was no material impact to our results of operations for the second quarter of 2003, the new accounting method resulted in reporting $52 million and $111 million of our cooperative advertising rebates earned in the second quarter and first half of 2003, respectively, as cost of goods sold and occupancy costs.  These amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance.  Prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs in accordance with current accounting guidance. The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

We acquired two businesses during fiscal year 2002. On October 18, 2002, we acquired multiple European mail order businesses. The acquired businesses sell and deliver office products and services under a variety of different brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy (“European mail order acquisition”). The European mail order acquisition is reported as part of  European Operations for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. (“MAP”), a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. MAP is an operating division of Quill and is included in North American Delivery for segment reporting.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we or our management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have discussed below our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes both our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”) and a pro forma basis reflecting the retroactive application of Issue 02-16 (see Note C to Consolidated Financial Statements) as of February 2, 2002. Management uses net income adjusted for accounting changes and non-recurring items, among other standards, to measure operating performance. We have incorporated this information into the below discussion because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance:

Net income for the second quarter of 2003 was $87.8 million or $0.18 per diluted share compared to $59.6 million or $0.13 per diluted share for the second quarter of 2002, an increase in net income of 47%. This increase reflects our continued focus on customer service, expense management, solid execution, and our improved product mix directed at more profitable small business customers and power users.

Net income for the first half of 2003 was $112.5 million or $0.23 per diluted share compared to $153.4 million or $0.32 per diluted share for the first half of 2002.  The first half of 2003 results include a $62 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. Our results for the first half of 2002 included the impact of a $29 million non-recurring tax benefit (see Note H to the Consolidated Financial Statements).  On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for the first half of 2003 was $174.3 million or $0.36 per diluted share.  Excluding the tax benefit, net income for the first half of 2002 was $124.4 million or $0.26 per diluted share.  On a pro forma basis for the first half of 2003 reflecting the retroactive application of Issue 02-16 and excluding the tax benefit in the first half of 2002, net income increased 40% for the first half of 2003 compared to the first half of 2002.

Sales:  Sales for the second quarter of 2003 were $2.87 billion, an increase of 18.2% from the second quarter of 2002.   Sales for the first half of 2003 were $6.02 billion, an increase of 16.3% from the first half of 2002. Excluding the impact of the European mail order and MAP acquisitions for non-comparable periods of $159.7 million for the second quarter of 2003 and $345.4 million for the first half of 2003, sales increased 11.6% for the second quarter of 2003 and 9.6% for the first half of 2003. Comparable sales for our North American retail locations increased 6% for the second quarter of 2003 and 4% for the first half of 2003 and comparable sales for our European retail operations increased 4% for the second quarter of 2003 and 1% for the first half of 2003.  We had 1,510 open stores as of August 2, 2003 compared to 1,447 stores as of August 3, 2002 and 1,488 stores as of February 1, 2003.  This includes 18 stores opened and 2 stores closed during the second quarter of 2003 and 31 stores opened and 9 stores closed during the first half of 2003.  North American Delivery sales, excluding non-comparable sales of $36.6 million for the second quarter of 2003 and $85.4 million for the first half of 2003 for MAP, increased 9.7% for the second quarter of 2003 and 8.4% for the first half of 2003.

Gross Profit:   Gross profit as a percentage of sales was 27.4% for the second quarter of 2003 and 25.4% for the first half of 2003 compared to 24.6% and 24.3% for the corresponding periods in 2002. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 27.4% for the second quarter of 2003 and 27.1% for the first half of 2003 compared to 26.8% and 26.4% for the corresponding periods in 2002. The increase in pro forma gross profit for both the second quarter and first half of 2003 is primarily due to the impact of the European mail order and MAP businesses, which have significantly higher margins, as a percentage of sales, than our other businesses.   The increase also reflects continued improvements in shrink and leveraging of rent and occupancy expenses, our improved product mix directed at more profitable business customers and power users, our continued focus on higher margin Staples brand products and better buying as a result of our procurement initiatives.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.9% of sales for the second quarter of 2003 and 18.0% for the first half of 2003 compared to 16.5% and 16.4% for the corresponding periods in 2002. On a pro forma basis to reflect the reclassification of cooperative advertising rebates under Issue 02-16, operating expenses were 18.6% of sales for the second quarter of 2002 and 18.4% of sales for the first half of 2002. The decrease in pro forma operating expenses for both the second quarter and first half of 2003 reflects our focus on expense management, more efficient investments in marketing across all business units and leveraging of fixed expenses on higher sales.  This decrease was partially offset by the impact of the acquired businesses which have higher marketing costs as a percentage of sales than our other businesses.

Pre-opening Expenses:   Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing, number and location of new store openings.  Pre-opening expenses increased to $2.4 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002 and decreased to $3.6 million in the first half of 2003 from $4.2 million in the first half of 2002.  Pre-opening expenses for the second quarter and first half of 2003 reflect 18 stores opened in the second quarter of 2003 compared to 21 stores opened in the second quarter of 2002 and 31 stores opened in the first half of 2003 compared to 43 stores opened in the first half of 2002.

General and Administrative Expenses:  General and administrative expenses increased as a percentage of sales to 4.4% for the second quarter of 2003 and 4.2% for the first half of 2003 compared to 4.1% for the second quarter of 2002 and 4.0% for the first half of 2002. This increase reflects the investment in our supply chain and procurement initiatives as well as the impact of our acquired businesses which have higher general and administrative costs as a percentage of sales than our other businesses.

Amortization of Intangibles: Amortization of intangibles was $1.9 million for the second quarter of 2003 and $3.9 million for the first half of 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with our European mail order and MAP acquisitions. Prior to the second quarter of 2002, we had no amortizable intangible assets and due to the timing of our 2002 acquisitions, there was no amortization recorded in the second quarter or first half of 2002.

Interest and Other Expense, Net:   Net interest and other expense totaled $4.9 million for the second quarter of 2003 and $11.8 million for the first half of 2003 compared to $2.4 million for the second quarter of 2002 and $4.8 million for the first half of 2002.  Interest and other expense relate primarily to existing borrowings.  The increase in interest expense reflects an increase in borrowings during the second half of fiscal 2002 and through the end of the first quarter of 2003 primarily to fund our two acquisitions in 2002, partially offset by a decrease in interest rates.

Income Taxes: Our effective tax rate was 37.0% for the second quarter and first half of 2003 and 37.0% for the second quarter of 2002 and 22.3% for the first half of 2002.  In the fourth quarter of fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications.  Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000.  During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.  Excluding this tax benefit, our effective tax rate was 37.0% for the first half of 2002.

Segment Performance:

The following provides a summary of our sales and business unit income/(loss) by reportable segment (see reconciliation of business unit income/(loss) to income before income taxes in Note J to our Consolidated Financial Statements):

	(Amounts in thousands)		August 2, 2003 Increase From Prior Year	August 3, 2002 Increase From Prior Year
	13 Weeks Ended
	August 2, 2003	August 3, 2002
Sales:
North American Retail	$1,618,651	$1,456,129	11.2%	2.0%
North American Delivery	893,047	780,712	14.4%	8.0%
European Operations	356,829	189,634	88.2%	15.7%
Total sales	$2,868,527	$2,426,475	18.2%	4.9%

	(Amounts in thousands)		August 2, 2003 % of Sales	August 3, 2002 % of Sales
	13 Weeks Ended
	August 2, 2003	August 3, 2002

Business Unit Income/(Loss):
North American Retail	$66,869	$45,790	4.1%	3.1%
North American Delivery	72,492	57,145	8.1%	7.3%
European Operations	4,877	(6,023)	1.4%	(3.2)%
Total business unit income	$144,238	$96,912	5.0%	4.0%

	(Amounts in thousands)		August 2, 2003 Increase From Prior Year	August 3, 2002 Increase From Prior Year
	26 Weeks Ended
	August 2, 2003	August 3, 2002
Sales:
North American Retail	$3,461,371	$3,183,022	8.7%	1.6%
North American Delivery	1,812,567	1,592,703	13.8%	8.6%
European Operations	741,345	395,516	87.4%	11.1%
Total sales	$6,015,283	$5,171,241	16.3%	4.3%

	(Amounts in thousands)		August 2, 2003 % of Sales	August 3, 2002 % of Sales
	26 Weeks Ended
	August 2, 2003	August 3, 2002

Business Unit Income/(Loss):
North American Retail	$142,572	$105,008	4.1%	3.3%
North American Delivery	131,404	104,879	7.2%	6.6%
European Operations	14,472	(7,637)	2.0%	(1.9)%
Total business unit income	$288,448	$202,250	4.8%	3.9%

North American Retail: Sales for North American Retail increased 11.2% for the second quarter of 2003 and 8.7% for the first half of 2003 compared to the second quarter and the first half of 2002.  The growth for both the second quarter and first half of 2003 primarily reflects the increase in comparable store sales of 6% for the second quarter of 2003 and 4% for the first half of 2003 as well as non-comparable store sales for stores opened in the prior year.  This increase also reflects the positive impact of Canadian exchange rates to the U.S. dollar as well as the net addition of 14 stores in the second quarter of 2003 and 20 stores in the first half of 2003.  At August 2, 2003, the North American store base included 1,320 open stores compared to 1,266 open stores as of August 3, 2002 and 1,300 stores at February 1, 2003.  Our sales growth reflects strong execution in key categories, including ink and toner, paper, business machines and our copy center businesses, continued improvements in furniture driven by improved layout and in-store selling and a strong start to our back-to-school season. Business unit income as a percentage of sales increased to 4.1% for the second quarter of 2003 and the first half of 2003 from 3.1% for the second quarter of 2002 and 3.3% for the first half of 2002. The increase in business unit income for both the second quarter and first half of 2003 primarily reflects our improved product mix and more focused marketing spend directed at more profitable business customers and power users, leveraging of fixed expenses on higher sales, our focus on expense management and continued improvements in shrink.  This increase also reflects our continued focus on higher margin Staples brand products and better buying as a result of our procurement initiatives.

North American Delivery: Sales for North American Delivery increased 14.4% for the second quarter of 2003 and 13.8% for the first half of 2003 compared to the second quarter and the first half of 2002. Excluding the non-comparable impact of our MAP acquisition, sales grew 9.7% for the second quarter of 2003 and 8.4% for the first half of 2003.  This sales growth reflects the positive results of marketing among our catalog, websites and retail stores, as well as the continued success of our customer acquisition efforts and improved service levels across all of our delivery businesses.  Business unit income increased to $72.5 million for the second quarter of 2003 and $131.4 million for the first half of 2003 from $57.1 million for the second quarter of 2002 and $104.9 million for the first half of 2002, driven in large part by the acquisition of MAP.  The results of our existing businesses improved over the prior year and reflect our investments in service improvement, customer acquisition and retention, and more efficient marketing spend.

European Operations: Sales for European Operations increased 88.2% for the second quarter of 2003 and 87.4% for the first half of 2003 compared to the second quarter and first half of 2002. Excluding the impact of the European mail order acquisition of $123.0 million for the second quarter of 2003 and $259.9 million for the first half of 2003, sales grew 23.3% for the second quarter of 2003 and 21.7% for the first half of 2003. The sales growth for the second quarter and first half of 2003 primarily reflects the positive impact of European exchange rates to the U.S. dollar. This increase also reflects non-comparable store sales for stores opened in the prior year as well as an increase in comparable store sales of 4% for the second quarter of 2003 and 1% for the first half of 2003.  During the second quarter of 2003, we opened three stores and closed one, and during the first half of 2003 we opened six stores and closed four.  Business unit income improved to $4.9 million for the second quarter of 2003 and $14.5 million for the first half of 2003 from a loss of $6.0 million for the second quarter of 2002 and a loss of $7.6 million for the first half of 2002. This improvement primarily reflects the acquisition of the European mail order businesses. In addition, our European retail business unit income continued to improve over the prior year primarily as a result of our focus on expense management.

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

Impairment of Long-Lived Assets:  We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Impairment of Goodwill and Indefinite Lived Intangible Assets: As a result of our adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we now annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for us for all derivatives and hedging activity entered into after June 30, 2003.  The adoption of this Statement had no impact on our overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement had no impact on our overall financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of Interpretation 46 are required to be adopted by us in fiscal 2003. We do not believe the adoption of Interpretation 46 will have a material impact on our overall financial position or results of operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $133.2 million for the first half of 2003 compared to $70.5 million for the first half of 2002.  This change primarily reflects a continued reduction in our year over year inventory per store due to improved inventory management.

Cash used in investing activities was $112.5 million for the first half of 2003 compared to $516.9 million for the first half of 2002. This change is primarily due to the acquisition of Medical Arts Press in the second quarter of 2002 and also reflects a reduction in the number of stores opened, from 43 in the first half of 2002 to 31 in the first half of 2003, as well as a reduction in store remodels from 114 in the first half of 2002 to 29 in the first half of 2003.

Cash used in financing activities was $40.3 million for the first half of 2003 compared to cash provided by financing activities of $227.1 million for the first half of 2002. The change in 2003 is primarily due to the early repayment of our $325 million 364–Day Term Loan Agreement on May 2, 2003 (see Note G to the Consolidated Financial Statements), offset by $252.9 million of net proceeds received from our issuance of 13,800,000 shares of our common stock in a public offering on June 4, 2003 (see Note B to Consolidated Financial Statements). In the first half of 2002, we borrowed $85.6 million under our main revolving line of credit and other short-term lines of credit and took an advance of $100 million under the accounts receivable securitization program.

Sources of Liquidity

We utilize cash generated from operations and our main revolving credit facility to cover seasonal fluctuations in cash flows and support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

We had $1.38 billion in total cash and available funds through credit agreements at August 2, 2003, which consisted of $709.6 million of available credit, $583.2 million of cash and cash equivalents and $90.9 million available under a receivables securitization agreement.

A summary, as of August 2, 2003, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2005	$545,129	$—
Senior Notes due October 2012	—	325,000
Euro Notes due November 2004	—	168,615
Senior Notes due August 2007	—	200,000
Uncommitted lines of credit	70,000	—
Other lines of credit	94,504	—
Capital leases and other notes payable	—	12,375
Total	$709,633	$705,990

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At August 2, 2003, we had $54.9 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $600 million to $545.1 million.

We expect to open up to 64 new stores during the second half of 2003.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $215 million on capital expenditures during the second half of 2003.  We may also expend additional funds to acquire businesses or purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

We expect that our cash generated from operations, together with our current cash and funds available under our main revolving credit facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.  We continually evaluate financing possibilities intended to maintain our current debt ratings and outlook. We may seek to raise additional funds through any one or a combination of public or private debt or equity-related offerings, the timing and amount of which will depend upon market conditions, or through additional commercial bank debt arrangements.

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

Cautionary Statements

This quarterly report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein.

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

We may be unable to continue to open new stores successfully. An important part of our business plan is to increase our number of stores. We opened 31 stores during the first half of 2003 and currently plan to open up to 64 new stores in the last half of 2003. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

Our quarterly operating results are subject to significant fluctuation. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionately negative effect on our net income for the quarter.

Our operating results may be impacted by changes in the economy. Our operating results are directly impacted by the health of the North American and European economies.  Current economic conditions may adversely affect our business and our results of operations.

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

Our debt level could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at August 2, 2003 was $725.9 million. Our consolidated debt may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

Review by the SEC of certain accounting practices of major New England retailers. As previously disclosed on May 20, 2003 in our quarterly report on Form 10-Q for the quarter ended May 3, 2003, in connection with a general review by the SEC of the accounting practices of major New England retailers relating to consideration received directly or indirectly from vendors (including rebates, allowances, discounts, coupons, bonuses, sales incentives, slotting fees, cooperative advertising, buydowns and free products or services), we responded to an informal inquiry from the SEC requesting certain information relating to our accounting for vendor consideration.  We cannot predict the outcome of this informal inquiry.

California wage and hour class action lawsuit. Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law.  The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages.  The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from as early as 1995 to the present.  This litigation is in the discovery stage.   While it is too early in the litigation for us to predict the outcome of the litigation, we believe the litigation will not have a material adverse effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At August 2, 2003, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2003.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-12 of our Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 2, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of August 2, 3003, the Company’s disclosure controls and procedures were (1)

designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  –  OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Not Applicable

Item 3 – Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual Meeting of Stockholders (the “Annual Meeting”) on June 9, 2003. At the Annual Meeting, the following actions were taken.

1.                                       The stockholders elected Basil L. Anderson, George J. Mitchell, Robert C. Nakasone, Ronald L. Sargent and Thomas G. Stemberg as Class 3 Directors, to serve for a three-year term expiring at the 2006 Annual Meeting.

Director	Votes For	Votes Against

Basil L. Anderson	408,341,434	3,561,240
George J. Mitchell	389,937,867	21,964,807
Robert C. Nakasone	408,307,848	3,594,826
Ronald L. Sargent	408,239,409	3,663,265
Thomas G. Stemberg	408,327,491	3,575,183

2.                                       The stockholders voted to approve the Executive Officer Incentive Plan by a vote of 393,230,855 shares of common stock for, 15,223,660 shares of common stock against, and 3,448,158 shares of common stock abstaining.

3.                                       The stockholders ratified the selection of Ernst & Young as the Company’s independent auditors for the current fiscal year by a vote of 372,044,449 shares of common stock for, 37,038,568 shares of common stock against, and 2,819,657 shares of common stock abstaining.

There were no broker non-votes in connection with any of the matters voted upon at the Annual Meeting.

Item 5 – Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On May 20, 2003, we furnished a Current Report on Form 8-K under Item 9 (pursuant to Item 12) containing a press release announcing our financial results for the fiscal quarter ended May 3, 2003.

On May 30, 2003, we filed a Current Report on Form 8-K under Items 5 and 7, (1) reporting the filing of a prospectus and a prospectus supplement, each dated May 29, 2003, relating to the offering of 13,800,000 shares of our common stock, including 1,800,000 shares relating to the underwriters’ over-allotment option, and (2) filing the underwriting agreement relating to such offering and an opinion of Hale and Dorr LLP regarding the shares sold in the offering.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	August 19, 2003
		By:	/s/ John J. Mahoney
John J. Mahoney
Executive Vice President,
Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Jeffrey Nachbor
Jeffrey Nachbor
Senior Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.