Form 10-Q
period 2003-11-01
STAPLES INC
filed 2003-11-18
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  November 1, 2003

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

Yes  ☒                No  ☐

The registrant had 495,146,743 shares of Staples common stock outstanding as of November 13, 2003.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q

November 1, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	November 1, 2003	February 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,048,571	$596,064
Receivables, net	408,862	364,419
Merchandise inventories, net	1,619,294	1,555,205
Deferred income taxes	133,197	96,229
Prepaid expenses and other current assets	103,619	105,559
Total current assets	3,313,543	2,717,476

Property and equipment:
Land and buildings	583,265	524,730
Leasehold improvements	670,039	621,713
Equipment	1,015,070	951,439
Furniture and fixtures	512,290	472,935
Total property and equipment	2,780,664	2,570,817
Less accumulated depreciation and amortization	1,304,468	1,123,065
Net property and equipment	1,476,196	1,447,752

Lease acquisition costs, net of accumulated amortization	44,818	51,450
Intangible assets, net of accumulated amortization	211,478	216,391
Goodwill	1,209,785	1,207,824
Other assets	69,074	80,495
Total assets	$6,324,894	$5,721,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276,506	$1,092,172
Accrued expenses and other current liabilities	762,008	755,483
Debt maturing within one year	3,608	327,671
Total current liabilities	2,042,122	2,175,326

Long-term debt	735,165	732,041
Deferred income taxes	27,700	50,267
Other long-term obligations	133,606	104,862

Stockholders’ equity:
Preferred stock - authorized 5,000,000 shares of $.01 par value; no shares issued	—	—
Common stock - authorized 2,100,000,000 shares of $.0006 par value; issued 523,043,511 shares at November 1, 2003 and 500,831,408 shares at February 1, 2003	314	299
Additional paid-in capital	1,886,994	1,484,833
Cumulative foreign currency translation adjustments	62,678	11,481
Retained earnings	1,997,414	1,719,091
Treasury stock at cost - 27,927,201 shares at November 1, 2003, and 27,724,578 shares at February 1, 2003	(561,099)	(556,812)
Total stockholders’ equity	3,386,301	2,658,892
Total liabilities and stockholders’ equity	$6,324,894	$5,721,388

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Sales	$3,484,784	$3,089,725	$9,500,068	$8,260,966
Cost of goods sold and occupancy costs	2,497,117	2,286,911	6,982,528	6,200,272
Gross profit	987,667	802,814	2,517,540	2,060,694

Operating and other expenses:
Operating and selling	585,867	471,805	1,665,867	1,317,421
Pre-opening	2,314	2,393	5,961	6,625
General and administrative	130,422	120,006	382,289	325,788
Amortization of intangibles	2,076	—	5,962	—
Interest and other expense, net	3,854	5,406	15,679	10,159
Total operating and other expenses	724,533	599,610	2,075,758	1,659,993

Income before income taxes	263,134	203,204	441,782	400,701
Income tax expense	97,360	75,186	163,459	119,259
Net income	$165,774	$128,018	$278,323	$281,442

Basic earnings per common share	$0.34	$0.27	$0.58	$0.60

Diluted earnings per common share	$0.33	$0.27	$0.57	$0.60

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	November 1, 2003	November 2, 2002
Operating Activities:
Net income	$278,323	$281,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,749	195,097
Deferred tax (benefit) expense	(36,597)	34,679
Other	25,662	24,790
Changes in assets and liabilities:
Increase in receivables	(34,192)	(13,777)
Increase in merchandise inventories	(17,248)	(96,502)
Decrease in prepaid expenses and other assets	219	6,463
Increase in accounts payable	147,921	96,532
Increase (decrease) in accrued expenses and other liabilities	30,141	(31,361)
Increase in other long-term obligations	7,944	3,719
Net cash provided by operating activities	614,922	501,082

Investing Activities:
Acquisition of property and equipment	(190,809)	(192,442)
Acquisition of businesses, net of cash acquired	(2,910)	(1,171,187)
Other	—	624
Net cash used in investing activities	(193,719)	(1,363,005)

Financing Activities:
Proceeds from sale of capital stock	357,736	46,138
Proceeds from borrowings	—	730,655
Payments on borrowings	(336,826)	(85,785)
Purchase of treasury stock	(4,287)	(474)
Net cash provided by financing activities	16,623	690,534

Effect of exchange rate changes on cash and cash equivalents	14,681	2,754

Net increase (decrease) in cash and cash equivalents	452,507	(168,635)
Cash and cash equivalents at beginning of period	596,064	394,824
Cash and cash equivalents at end of period	$1,048,571	$226,189

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and thirty-nine weeks ending November 1, 2003 (also referred to as the “third quarter of 2003” and “year-to-date 2003”) and the period covering the thirteen and thirty-nine weeks ending November 2, 2002 (also referred to as the “third quarter of 2002” and “year-to-date 2002”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

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

Note C – Change in Accounting Principle

In November 2002, the Emerging Issues Task Force reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit.

To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share.  This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. While there was no material impact to the Company’s results of operations for the third quarter of 2003, the new accounting method resulted in reporting $66 million and $177 million of the Company’s cooperative advertising rebates earned in the third quarter and year-to-date 2003, respectively, as cost of goods sold and occupancy costs. These amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. Prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs in accordance with current accounting guidance.  The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

The following summarizes the as reported and pro forma results for the third quarter and year-to-date 2003 and 2002, assuming the retroactive application of this accounting principle as of February 2, 2002 (in thousands, except per share data):

As Reported 13 Weeks Ended

Pro Forma 13 Weeks Ended

November 1, 2003

November 2, 2002

November 1, 2003

November 2, 2002

Sales	$3,484,784	$3,089,725	$3,484,784	$3,089,725
Cost of goods sold and occupancy costs	2,497,117	2,286,911	2,497,117	2,221,639
Gross profit	987,667	802,814	987,667	868,086
Operating and other expenses:
Operating and selling	585,867	471,805	585,867	537,077
Other expenses	138,666	127,805	138,666	127,805
Total operating and other expenses	724,533	599,610	724,533	664,882

Income before income taxes	263,134	203,204	263,134	203,204
Income tax expense	97,360	75,186	97,360	75,186
Pro forma net income	$165,774	$128,018	$165,774	$128,018
Pro forma earnings per share:
Basic	$0.34	$0.27	$0.34	$0.27
Diluted	$0.33	$0.27	$0.33	$0.27

As Reported 39 Weeks Ended

Pro Forma 39 Weeks Ended

November 1, 2003

November 2, 2002

November 1, 2003

November 2, 2002

Sales	$9,500,068	$8,260,966	$9,500,068	$8,260,966
Cost of goods sold and occupancy costs	6,982,528	6,200,272	6,884,553	6,027,331
Gross profit	2,517,540	2,060,694	2,615,515	2,233,635
Operating and other expenses:
Operating and selling	1,665,867	1,317,421	1,665,867	1,490,362
Other expenses	409,891	342,572	409,891	342,572
Total operating and other expenses	2,075,758	1,659,993	2,075,758	1,832,934

Income before income taxes	441,782	400,701	539,757	400,701
Income tax expense	163,459	119,259	199,710	119,259
Pro forma net income	$278,323	$281,442	$340,047	$281,442
Pro forma earnings per share:
Basic	$0.58	$0.60	$0.71	$0.60
Diluted	$0.57	$0.60	$0.70	$0.60

Note D – Employee Benefit Plans

Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards  No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

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

	13 Weeks Ended		39 Weeks Ended

November 1, 2003

November 2, 2002

November 1, 2003

November 2, 2002

Net income as reported	$165,774	$128,018	$278,323	$281,442
Stock based compensation excluded from reported net income	9,846	7,372	26,944	25,966
Pro forma net income	$155,928	$120,646	$251,379	$255,476

Pro forma basic earnings per common share	$0.32	$0.26	$0.52	$0.55
Pro forma diluted earnings per common share	$0.31	$0.26	$0.51	$0.54

Note E - Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended

November 1, 2003

November 2, 2002

November 1, 2003

November 2, 2002

Net income	$165,774	$128,018	$278,323	$281,442
Other comprehensive income:
Foreign currency translation adjustments, net	31,267	11,094	51,197	24,741
Total comprehensive income	$197,041	$139,112	$329,520	$306,183

Note F - Store Closure Charge

In January 2002, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings.  This charge includes an accrual for net lease obligations, asset write-offs, fees and other expenses and severance related to the store closures.  All of the store closures were completed during the first quarter of fiscal 2002.  Management believes that the remaining accruals will be entirely utilized by 2009, however, some payments may be made over the remaining lease terms.  The following is a rollforward of the store closure charges utilized year-to-date 2003 (in thousands):

	Balance at February 1, 2003	Charges Utilized	Balance at November 1, 2003

Lease terminations	$24,453	$(6,512)	$17,941
Legal and settlement costs	4,605	(659)	3,946
	$29,058	$(7,171)	$21,887

Note G – Debt and Credit Agreements

On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of its 7.375% senior notes due October 2012 (the “Notes”) exchanged privately placed notes for publicly tradable notes.  Staples sold $325 million principal amount of the Notes in September 2002 in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, with net proceeds to the Company of approximately $319.7 million.  The Company used the net proceeds to finance a portion of the European mail order acquisition. Staples has entered into an interest rate swap to convert the Notes into variable rate obligations.

On May 2, 2003, Staples repaid, in its entirety, its $325 million 364-Day Term Loan Agreement that it entered into on October 4, 2002.

Note H – Income Taxes

In the fourth quarter of fiscal 2000, Staples recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal 2000. During fiscal 2001, Staples sold its Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of Staples’ investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow as an ordinary deduction Staples’ investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.

Note I - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2003 and 2002 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended

November 1, 2003

November 2, 2002

November 1, 2003

November 2, 2002

Numerator:
Net income	$165,774	$128,018	$278,323	$281,442
Denominator:
Weighted-average common shares outstanding	491,049	467,498	480,642	465,953
Effect of dilutive securities:
Employee stock options and restricted stock	10,982	4,214	8,538	6,172
Weighted-average common shares outstanding assuming dilution	502,031	471,712	489,180	472,125

Basic earnings per common share	$0.34	$0.27	$0.58	$0.60
Diluted earnings per common share	$0.33	$0.27	$0.57	$0.60

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

The following is a summary of sales and business unit income/(loss) by reportable segment for the third quarter and year-to-date 2003 and 2002 and a reconciliation of business unit income/(loss) to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Sales:
North American Retail	$2,120,176	$1,927,445	$5,581,548	$5,110,467
North American Delivery	971,277	910,573	2,783,844	2,503,276
European Operations	393,331	251,707	1,134,676	647,223
Total sales	$3,484,784	$3,089,725	$9,500,068	$8,260,966

Business Unit Income/(Loss)
North American Retail	$160,732	$136,257	$303,304	$241,265
North American Delivery	86,595	74,714	217,999	179,593
European Operations	19,661	(2,361)	34,133	(9,998)
Total business unit income	$266,988	$208,610	$555,436	$410,860
Interest and other expense, net	(3,854)	(5,406)	(15,679)	(10,159)
Impact of change in accounting principle	—	—	(97,975)	—
Income before income taxes	$263,134	$203,204	$441,782	$400,701

Note K - Guarantor Subsidiaries

Under the terms of the Company’s Notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc. (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the third quarter and year-to-date 2003 and 2002.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Separate complete financial statements of the respective Guarantor Subsidiaries, however, would not provide additional information which would be useful in assessing the financial condition of the Guarantor Subsidiaries and thus are not presented.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of November 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$792,672	$42,473	$213,426	$—	$1,048,571
Merchandise inventories	—	1,093,314	525,980	—	1,619,294
Other current assets	138,591	94,904	412,183	—	645,678
Total current assets	931,263	1,230,691	1,151,589	—	3,313,543
Net property, equipment and other assets	178,769	913,817	708,980	—	1,801,566
Goodwill	140,570	45,777	1,023,438	—	1,209,785
Investment in affiliates and intercompany	2,860,719	2,405,837	2,718,757	(7,985,313)	—
Total assets	$4,111,321	$4,596,122	$5,602,764	$(7,985,313)	$6,324,894

Total current liabilities	$146,577	$1,225,353	$670,192	$—	$2,042,122
Total long-term liabilities	181,620	586,616	128,235	—	896,471
Intercompany	2,096,657	385,702	2,060,388	(4,542,747)	—
Total stockholders’ equity	1,686,467	2,398,451	2,743,949	(3,442,566)	3,386,301
Total liabilities and stockholders’ equity	$4,111,321	$4,596,122	$5,602,764	$(7,985,313)	$6,324,894

Condensed Consolidating Balance Sheet

As of February 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$390,575	$57,519	$147,970	$—	$596,064
Merchandise inventories	483	1,082,069	472,653	—	1,555,205
Other current assets	109,058	87,289	369,860	—	566,207
Total current assets	500,116	1,226,877	990,483	—	2,717,476
Net property, equipment and other assets	211,342	917,155	667,591	—	1,796,088
Goodwill	138,609	45,777	1,023,438	—	1,207,824
Investment in affiliates and intercompany	2,609,156	2,095,127	2,052,675	(6,756,958)	—
Total assets	$3,459,223	$4,284,936	$4,734,187	$(6,756,958)	$5,721,388

Total current liabilities	$416,734	$1,091,799	$666,793	$—	$2,175,326
Total long-term liabilities	243,174	597,795	46,201	—	887,170
Intercompany	1,687,544	323,176	2,498,819	(4,509,539)	—
Total stockholders’ equity	1,111,771	2,272,166	1,522,374	(2,247,419)	2,658,892
Total liabilities and stockholders’ equity	$3,459,223	$4,284,936	$4,734,187	$(6,756,958)	$5,721,388

Condensed Consolidating Statement of Income

For the 13 weeks ended November 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,357,061	$1,127,723	$3,484,784
Cost of goods sold and occupancy costs	325	1,700,710	796,082	2,497,117
Gross profit	(325)	656,351	331,641	987,667
Operating and other expenses	8,123	487,320	229,090	724,533
Income (loss) before income taxes	(8,448)	169,031	102,551	263,134
Income tax expense	—	57,872	39,488	97,360
Net income (loss)	$(8,448)	$111,159	$63,063	$165,774

Condensed Consolidating Statement of Income

For the 13 weeks ended November 2, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,193,219	$896,506	$3,089,725
Cost of goods sold and occupancy costs	257	1,637,696	648,958	2,286,911
Gross profit	(257)	555,523	247,548	802,814
Operating and other expenses	12,680	423,861	163,069	599,610
Income (loss) before income taxes	(12,937)	131,662	84,479	203,204
Income tax expense	—	44,355	30,831	75,186
Net income (loss)	$(12,937)	$87,307	$53,648	$128,018

Condensed Consolidating Statement of Income

For the 39 weeks ended November 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$6,431,692	$3,068,376	$9,500,068
Cost of goods sold and occupancy costs	979	4,793,770	2,187,779	6,982,528
Gross profit	(979)	1,637,922	880,597	2,517,540
Operating and other expenses	24,348	1,378,108	673,302	2,075,758
Income (loss) before income taxes	(25,327)	259,814	207,295	441,782
Income tax expense	—	93,227	70,232	163,459
Net income (loss)	$(25,327)	$166,587	$137,063	$278,323

Condensed Consolidating Statement of Income

For the 39 weeks ended November 2, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,949,342	$2,311,624	$8,260,966
Cost of goods sold and occupancy costs	773	4,493,285	1,706,214	6,200,272
Gross profit	(773)	1,456,057	605,410	2,060,694
Operating and other expenses	24,035	1,195,183	440,775	1,659,993
Income (loss) before income taxes	(24,808)	260,874	164,635	400,701
Income tax expense	—	68,051	51,208	119,259
Net income (loss)	$(24,808)	$192,823	$113,427	$281,442

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended November 1, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$392,682	$122,197	$100,043	$614,922
Investing Activities:
Acquisition of property and equipment	(11,495)	(132,956)	(46,358)	(190,809)
Other	—	—	(2,910)	(2,910)
Net cash used in investing activities	(11,495)	(132,956)	(49,268)	(193,719)
Financing Activities:
Payments on borrowings	(336,826)	—	—	(336,826)
Other	357,736	(4,287)	—	353,449
Net cash provided by (used) in financing activities	20,910	(4,287)	—	16,623
Effect of exchange rate changes on cash and cash equivalents	—	—	14,681	14,681
Net increase (decrease) in cash and cash equivalents	402,097	(15,046)	65,456	452,507
Cash and cash equivalents at beginning of period	390,575	57,519	147,970	596,064
Cash and cash equivalents at end of period	$792,672	$42,473	$213,426	$1,048,571

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended November 2, 2002

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$681,736	$117,517	$(298,171)	$501,082
Investing Activities:
Acquisition of property and equipment	(11,526)	(127,011)	(53,905)	(192,442)
Acquisition of business, net of cash acquired	(1,171,187)	—	—	(1,171,187)
Other	—	—	624	624
Net cash used in investing activities	(1,182,713)	(127,011)	(53,281)	(1,363,005)
Financing Activities:
Payments on borrowings	(85,785)	—	—	(85,785)
Other	440,835	(474)	335,958	776,319
Net cash provided by (used in) financing activities	355,050	(474)	335,958	690,534
Effect of exchange rate changes on cash and cash equivalents	—	—	2,754	2,754
Net decrease in cash and cash equivalents	(145,927)	(9,968)	(12,740)	(168,635)
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824
Cash and cash equivalents at end of period	$80,415	$43,841	$101,933	$226,189

Note L – New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The Company is required to adopt the provisions of

Interpretation 46 in fiscal 2003. The Company does not believe the adoption of Interpretation 46 will have a material impact on its overall financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003.  The adoption of this Statement had no impact on the Company’s overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on the Company’s overall financial position and results of operations.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

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

In November 2002, the Emerging Issues Task Force reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit. To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share.  This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. While there was no material impact to our results of operations for the third quarter of 2003, the new accounting method resulted in reporting $66 million and $177 million of our cooperative advertising rebates earned in the third quarter and year-to-date 2003, respectively, as cost of goods sold and occupancy costs. These amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. Prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs in accordance with current accounting guidance.  The aggregate adjustment recorded in the first quarter of 2003 was not materially different from what the aggregate effect would have been for all outstanding contracts as of February 2, 2003.

We acquired two businesses during fiscal year 2002 (“the 2002 acquisitions”). On October 18, 2002, we acquired multiple European mail order businesses. The acquired businesses sell and deliver office products and services under a variety of different brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy (“European mail order acquisition”). The European mail order acquisition is reported as part of  European Operations for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. (“MAP”), a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. MAP is an operating division of Quill and is included in North American Delivery for segment reporting.

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

Results of Operations

We have discussed below our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes both our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”) and a pro forma basis reflecting the retroactive application of Issue 02-16 (see Note C to Consolidated Financial Statements) as of February 2, 2002. Management uses net income adjusted for accounting changes and non-recurring items, among other standards, to measure operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance:

Net income for the third quarter of 2003 was $165.8 million or $0.33 per diluted share compared to $128.0 million or $0.27 per diluted share for the third quarter of 2002, an increase in net income of 29%. This increase reflects our continued focus on customer service, solid execution, expense management and our improved product mix directed at more profitable small business customers and power users.

Net income for year-to-date 2003 was $278.3 million or $0.57 per diluted share compared to $281.4 million or $0.60 per diluted share for year-to-date 2002.  Year-to-date 2003 results include a $62 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. Our results for year-to-date 2002 included the impact of a $29 million non-recurring tax benefit (see Note H to the Consolidated Financial Statements).  On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for year-to-date 2003 was $340.0 million or $0.70 per diluted share.  Excluding the tax benefit, net income for year-to-date 2002 was $252.4 million or $0.53 per diluted share.  On a pro forma basis for year-to-date 2003 reflecting the retroactive application of Issue 02-16 and excluding the tax benefit in year-to-date 2002, net income increased 35% for year-to-date 2003 compared to year-to-date 2002.

Sales:  Sales for the third quarter of 2003 were $3.48 billion, an increase of 12.8% from the third quarter of 2002.   Sales for year-to-date 2003 were $9.50 billion, an increase of 15.0% from year-to-date 2002. Excluding non-comparative sales for the 2002 acquisitions of $101.7 million for the third quarter of 2003 and $446.1 million for year-to-date 2003, sales increased 9.5% for the third quarter and 9.6% for year-to-date 2003. Comparable sales for our North American retail locations increased 4% for the third quarter and year-to-date 2003 and comparable sales for our European retail operations increased 1% for the third quarter and year-to-date 2003.  We had 1,531 open stores as of November 1, 2003 compared to 1,471 stores as of November 2, 2002 and 1,488 stores as of February 1, 2003.  This includes 22 stores opened and 1 store closed during the third quarter of 2003 and 53 stores opened and 10 stores closed during year-to-date 2003. North American Delivery sales increased 6.7% for the third quarter of 2003 and, excluding non-comparable sales of $85.5 million for year-to-date 2003 for MAP, 7.8% for year-to-date 2003.  The increase in total sales also reflects a positive impact of foreign currency rates of $85.4 million for the third quarter of 2003 and $208.1 million for year-to-date 2003.

Gross Profit:   Gross profit as a percentage of sales was 28.3% for the third quarter of 2003 and 26.5% for year-to-date 2003 compared to 26.0% and 24.9% for the corresponding periods in 2002. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 28.3% for the third quarter of 2003 and 27.5% for year-to-date 2003 compared to 28.1% and 27.0% for the corresponding periods in 2002. The increase in pro forma gross profit for both the third quarter and year-to-date 2003 is due in large part to the impact of the 2002 acquisitions, which have significantly higher gross margins as a percentage of sales than our other businesses.  The increase also reflects continued improvements in shrink and leveraging of rent and occupancy expenses, our improved product mix directed at more profitable business customers and power users, our continued focus on higher margin Staples brand products, and better buying as a result of our procurement initiatives.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.8% of sales for the third quarter of 2003 and 17.5% for year-to-date 2003 compared to 15.3% and 15.9% for the corresponding periods in 2002. On a pro forma basis to reflect the reclassification of cooperative advertising rebates under Issue 02-16, operating expenses were 17.4% of sales for the third quarter of 2002 and 18.0% of sales for year-to-date 2002. The decrease in pro forma operating expenses for both the third quarter and year-to-date 2003 reflects more efficient investments in marketing across all business units, our focus on expense management, and leveraging of fixed expenses on higher sales.  This decrease was partially offset by the impact of the 2002 acquisitions, which have higher marketing costs as a percentage of sales than our other businesses.

Pre-opening Expenses:   Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing, number and location of new store openings.  Pre-opening expenses decreased to $2.3 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002 and decreased to $6.0 million for year-to-date 2003 from $6.6 million for year-to-date 2002.  Pre-opening expenses for the third quarter and year-to-date 2003 reflect 22 stores opened in the third quarter of 2003 compared to 25 stores opened in the third quarter of 2002 and 53 stores opened during year-to-date 2003 compared to 68 stores opened during year-to-date 2002.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales decreased to 3.7% for the third quarter of 2003 and increased to 4.0% for year-to-date 2003 compared to 3.9% for the third quarter and year-to-date 2002.  The decrease for the third quarter of 2003 reflects our ability to increase sales without proportionately increasing overhead expenses. Our current year investments in our supply chain and procurement initiatives as well as the impact of the 2002 acquisitions which have higher general and administrative costs as a percentage of sales than our other businesses slightly offset the decrease in the third quarter of 2003 and resulted in the increase for year-to-date 2003.

Amortization of Intangibles: Amortization of intangibles was $2.1 million for the third quarter of 2003 and $6.0 million for year-to-date 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the 2002 acquisitions.  Prior to the third quarter of 2002, we had no amortization of intangible assets.

Interest and Other Expense, Net:   Net interest and other expense totaled $3.9 million for the third quarter of 2003 and $15.7 million for year-to-date 2003 compared to $5.4 million for the third quarter of 2002 and $10.2 million for year-to-date 2002.  Interest and other expense relate primarily to existing borrowings.  In the third quarter of 2002, we completed an offering of $325 million senior notes and borrowed $325 million under a 364-day Term Loan Agreement (the “Term Loan”), which was repaid in May 2003.  As a result of these debt agreements, interest expense increased in the third quarter of 2002 and throughout the first quarter of 2003.  Subsequent to the repayment of the Term Loan at the end of the first quarter of 2003, interest expense decreased, resulting in a decrease in interest expense for the third quarter of 2003 compared to the third quarter of 2002.  For year-to-date 2003, the outstanding borrowings early in the year resulted in an increase in interest expense over year-to-date 2002.

Income Taxes: Our effective tax rate was 37.0% for the third quarter and year-to-date 2003 and 37.0% for the third quarter of 2002 and 29.8% for year-to-date 2002.  In the fourth quarter of fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications.  Due to the uncertainty concerning the ultimate deductibility of those losses, no corresponding tax benefit was recognized in fiscal year 2000.  During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In the first quarter of fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, the provision for income taxes for the first quarter of 2002 includes a $29 million tax benefit attributable to the Staples Communications losses.  Excluding the tax benefit, our effective tax rate was 37.0% for year-to-date 2002.

Segment Performance:

The following provides a summary of our sales and business unit income/(loss) by reportable segment (see reconciliation of business unit income/(loss) to income before income taxes in Note J to our Consolidated Financial Statements):

	(Amounts in thousands) 13 Weeks Ended		November 1, 2003	November 2, 2002
	November 1, 2003	November 2, 2002	Increase From Prior Year	Increase From Prior Year
Sales:
North American Retail	$2,120,176	$1,927,445	10.0%	4.1%
North American Delivery	971,277	910,573	6.7%	17.1%
European Operations	393,331	251,707	56.3%	23.0%
Total sales	$3,484,784	$3,089,725	12.8%	9.0%

	(Amounts in thousands) 13 Weeks Ended		November 1, 2003 % of Sales	November 2, 2002 % of Sales
	November 1, 2003	November 2, 2002

Business Unit Income/(Loss):
North American Retail	$160,732	$136,257	7.6%	7.1%
North American Delivery	86,595	74,714	8.9%	8.2%
European Operations	19,661	(2,361)	5.0%	(0.9)%
Total business unit income	$266,988	$208,610	7.7%	6.8%

	(Amounts in thousands) 39 Weeks Ended		November 1, 2003 Increase From Prior Year	November 2, 2002 Increase From Prior Year

	November 1, 2003	November 2, 2002
Sales:
North American Retail	$5,581,548	$5,110,467	9.2%	2.5%
North American Delivery	2,783,844	2,503,276	11.2%	11.6%
European Operations	1,134,676	647,223	75.3%	15.4%
Total sales	$9,500,068	$8,260,966	15.0%	5.7%

	(Amounts in thousands) 39 Weeks Ended		November 1, 2003 % of Sales	November 2, 2002 % of Sales
	November 1, 2003	November 2, 2002

Business Unit Income/(Loss):
North American Retail	$303,304	$241,265	5.4%	4.7%
North American Delivery	217,999	179,593	7.8%	7.2%
European Operations	34,133	(9,998)	3.0%	(1.5)%
Total business unit income	$555,436	$410,860	5.8%	5.0%

North American Retail: Sales for North American Retail increased 10.0% for the third quarter of 2003 and 9.2% for year-to-date 2003 compared to the third quarter and year-to-date 2002.  The growth for both the third quarter and year-to-date 2003 primarily reflects an increase in comparable store sales of 4%, as well as non-comparable store sales for stores opened in the prior year and throughout the first three quarters of 2003.  We added a net of 16 stores to the North American store base in the third quarter, and a net of 36 stores for year-to-date 2003.  At November 1, 2003, the North American store base included 1,336 open stores compared to 1,286 stores as of November 2, 2002 and 1,300 stores at February 1, 2003. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $53.9 million for the third quarter of 2003 and $104.1 million for year-to-date 2003. Our strong sales growth reflects solid execution in key categories, including ink and toner, paper, business machines and our copy center businesses, combined with continued improvements in furniture, driven by improved layout and in-store selling. This sales growth was also positively impacted by a strong back-to-school season. Business unit income as a percentage of sales increased to 7.6% for the third quarter of 2003 and 5.4% for year-to-date 2003 from 7.1% for the third quarter of 2002 and 4.7% for year-to-date 2002. The increase in business unit income for both the third quarter and year-to-date 2003 primarily reflects our improved product mix and more focused marketing spend directed at more profitable business customers and power users, leveraging of fixed expenses on higher sales, our focus on expense management and continued improvements in shrink. This increase also reflects our continued focus on higher margin Staples brand products and better buying as a result of our procurement initiatives.

North American Delivery: Sales for North American Delivery increased 6.7% for the third quarter of 2003 and 11.2% for year-to-date 2003 compared to the third quarter and year-to-date 2002. Excluding the non-comparable impact of our MAP acquisition, sales grew 7.8% for year-to-date 2003.  The sales growth for both the third quarter and year-to-date 2003 reflects the positive results of marketing among our catalog, websites and retail stores, as well as the continued success of our customer acquisition efforts and improved service levels across all of our delivery businesses.  Business unit income increased to 8.9% of sales for the third quarter of 2003 and 7.8% for year-to-date 2003 from 8.2% in the third quarter of 2002 and 7.2% for year-to-date 2002.  The increase in business unit income for the third quarter of 2003 reflects improved gross margins in our Staples Business Delivery business resulting from our investments in service improvement and customer retention, more efficient marketing spend in our Staples Business Delivery and Quill businesses, and continued market share gains in our Contract business. The increase for year-to-date 2003 was driven in large part by the acquisition of MAP, as well as the results of our existing businesses reflecting our investments in service improvement, customer acquisition and retention and more efficient marketing spend.

European Operations: Sales for European Operations increased 56.3% for the third quarter of 2003 and 75.3% for year-to-date 2003 compared to the third quarter and year-to-date 2002. Excluding non-comparable sales for the European mail order acquisition of $101.7 million for the third quarter of 2003 and $360.6 million for year-to-date 2003, sales grew 15.9% for the third quarter of 2003 and 19.6% for year-to-date 2003. The sales growth primarily reflects the positive impact of European exchange rates to the U.S. dollar of $26.4 million for the third quarter of 2003 and $92.7 million for year-to-date 2003. This increase also reflects non-comparable store sales for stores opened in the prior year and throughout the first three quarters of 2003.  A net of five stores were opened in the third quarter of 2003, and a net of seven stores were added for year-to-date 2003. At November 1, 2003, the European store base included 195 open stores compared to 185 stores as of November 2, 2002 and 188 stores at February 1, 2003. The increase also reflects an increase in comparable store sales of 1% for the third quarter and year-to-date 2003.  Business unit income improved to $19.7 million for the third quarter of 2003 and $34.1 million for year-to-date 2003 from a loss of $2.4 million for the third quarter of 2002 and a loss of $10.0 million for year-to-date 2002. This improvement primarily reflects the results of the European mail order acquisition as well as a $5 million integration charge recorded in the third quarter of 2002. In addition, our European retail business unit income continued to improve over the prior year primarily as a result of our focus on expense management.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“Interpretation 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. We are required to adopt the provisions of Interpretation 46 in fiscal 2003. We do not believe the adoption of Interpretation 46 will have a material impact on our overall financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The provisions of this Statement are effective for us for all derivatives and hedging activity entered into after June 30, 2003.  The adoption of this Statement had no impact on our overall financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $614.9 million for year-to-date 2003 compared to $501.1 million for year-to-date 2002.  The increase in operating cash flow was primarily due to the increase in pro forma net income as well as an increase in accounts payable. The increase in accounts payable reflects our focus on improving working capital and effectively utilizing cash and cash equivalents.

Cash used in investing activities was $193.7 million for year-to-date 2003 compared to $1.36 billion for year-to-date 2002. This change is primarily due to the 2002 acquisitions as well as reductions in the number of stores opened, from 68 in year-to-date 2002 to 53 in year-to-date 2003, and in store remodels from 122 in year-to-date 2002 to 36 in year-to-date 2003.

Cash provided by financing activities was $16.6 million for year-to-date 2003 compared to $690.5 million for year-to-date 2002. The change in 2003 is primarily due to the early repayment of our $325 million 364–Day Term Loan Agreement on May 2, 2003 (see Note G to the Consolidated Financial Statements), offset by $252.9 million of net proceeds received from our issuance of 13,800,000 shares of our common stock in a public offering on June 4, 2003 (see Note B to Consolidated Financial Statements) and $96.8 million received in connection with the exercise of stock options.

Sources of Liquidity

We utilize cash generated from operations and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

We had $1.85 billion in total cash and available funds through credit agreements at November 1, 2003, which consisted of $695.8 million of available credit, $1.05 billion of cash and cash equivalents and $105.5 million available under a receivables securitization agreement.

A summary, as of November 1, 2003, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2005	$545,129	$—
Senior Notes due October 2012	—	325,000
Euro Notes due November 2004	—	174,570
Senior Notes due August 2007	—	200,000
Uncommitted lines of credit	70,000	—
Other lines of credit	80,622	—
Capital leases and other notes payable	—	10,527
Total	$695,751	$710,097

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At November 1, 2003, we had $54.9 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $600 million to $545.1 million.

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

Uses of Capital

We expect to open up to 33 new stores during the fourth quarter of 2003.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $110 million on capital expenditures during the fourth quarter of 2003.  We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

We may also use capital to engage in strategic acquisitions.  Throughout our history, we have primarily grown organically, and we do not expect this to change.  We do not rely on acquisitions to achieve our target growth plans, and we anticipate that future acquisitions will be strategic “tuck-in” or “bolt-on” acquisitions that are aligned with our existing businesses.  We plan to exercise the same discipline for acquisitions as we use for other investments, thereby only pursuing acquisitions that earn a return above our internal return on net assets hurdle rate within a two or three year time frame.  We do not expect this strategy to result in large acquisitions and anticipate that future acquisition activity will be financed from our operating cash flow.

We believe that we will need to spend approximately $325 million a year on capital expenditures for the next few years to fund organic growth.  The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile.  In addition, we anticipate that we will return some capital to our stockholders and are considering both a stock repurchase program and cash dividend in the future.

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

We may be unable to continue to open new stores successfully. An important part of our business plan is to increase our number of stores. We opened 53 stores during year-to-date 2003 and currently plan to open up to 33 new stores in the fourth quarter of 2003. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

Our debt level could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at November 1, 2003 was $738.8 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

Review by the SEC of certain accounting practices of major New England retailers. As previously disclosed on May 20, 2003 in our quarterly report on Form 10-Q for the quarter ended May 3, 2003, in connection with a general review by the SEC of the accounting practices of major New England retailers relating to consideration received directly or indirectly from vendors (including rebates, allowances, discounts, coupons, bonuses, sales incentives, slotting fees, cooperative advertising, buydowns and free products or services), we responded to an informal inquiry from the SEC requesting certain information relating to our accounting for vendor consideration.  We have not communicated with the SEC on this matter since June 2003 and cannot predict the outcome of this informal inquiry.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At November 1, 2003, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2003.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-12 of our Annual Report on Form 10-K for the year ended February 1, 2003.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 1, 2003.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of November 1, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  —  OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Not Applicable

Item 3 – Not Applicable

Item 4 – Not Applicable

Item 5 – Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On August 19, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended August 2, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	November 18, 2003	By:	/s/ John J. Mahoney
John J. Mahoney
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Jeffrey Nachbor
Jeffrey Nachbor
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Offer letter, dated July 30, 2003, by and between the Company and Michael Miles
10.2

Amendment No. 2, dated as of October 22, 2003, to the Receivables Purchase Agreement, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.

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