Form 10-K
period 2004-01-31
STAPLES INC
filed 2004-03-04
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

United States
Securities and Exchange Commission
Washington, D.C. 20549

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2004		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)
Five Hundred Staples Drive, Framingham, Massachusetts 01702 (Address of principal executive offices and zip code)
508-253-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Staples Common Stock, par value $0.0006 per share (Title of class)

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on August 1, 2003, as reported by Nasdaq, was approximately $9.9 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 499,339,381 shares of Staples' common stock, par value $.0006, outstanding as of March 2, 2004.

        Documents Incorporated By Reference

        Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders	Part III

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

        We operate three business segments: North American Retail, North American Delivery and European Operations. Our North American Retail segment consists of U.S. and Canadian business units that, at the end of fiscal 2003, sold office products and services through 1,358 retail stores. Our North American Delivery segment consists of U.S. and Canadian business units that sell and deliver office products and services directly to customers. Our European Operations segment consists of our business units that, at the end of fiscal 2003, sold office products and services through 201 retail stores in the United Kingdom, Germany, the Netherlands, Portugal, and Belgium and sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain, Italy and Sweden. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note N in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines, computers and related products, and office furniture. We estimate the segment of the overall market we target to be approximately $160 billion in North America and approximately $65 billion in Europe. Although there are no clear demarcations among customer groups, we target four principal end-user groups: power users (customers spending over $500 per year in office products excluding computers and furniture; primarily home-based businesses, home offices and teachers); small businesses and organizations with up to 50 office workers; medium-size businesses and organizations with between 50 and 500 office workers; and large businesses and organizations with more than 500 office workers. We effectively reach each sector of the office products market through three sales channels designed to be convenient to the needs of our customers: retail stores, catalog and internet. Our ability to address all four major end-user groups increases and diversifies our available market opportunities; increases awareness of the Staples name among customers in all four end-user groups, who often shop across multiple sales channels; and allows us to enjoy a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        Our strategy is to differentiate ourselves from our competition through a combination of our Back to Brighton plan, announced in 2001, and our new "Easy" brand promise. The three main elements of Back to Brighton are driving profitable sales growth, improving profit margins and increasing asset productivity. Back to Brighton has brought a renewed focus to the more profitable small business customers and power users, versus less profitable casual consumers, through changes in merchandise mix, marketing and customer service. We improved our merchandise mix with an increase in products directed at small business customers and power users and a decrease in products directed at casual consumers. We realigned our marketing efforts to focus on small business customers and power users with an increased emphasis on direct mail and customer loyalty programs and with less emphasis on circulars. To improve our customer service, we expanded our training of sales associates, added labor hours to certain store departments and changed our associate bonus plan. Back to Brighton continues to drive our performance and shape our strategy. In 2003, we launched our new brand promise, "We make buying office products easy," in response to customer research which showed this to be an effective way to differentiate us from our competitors. We implemented initiatives in both retail and delivery to improve the customer experience, infused the new brand personality in all of our marketing vehicles and stores, actively promoted our new advertising tagline "that was easy" and increased the quality and value of our Staples brand products. This addition to our core strategy reflects our commitment to making it easy for our customers to shop, both in terms of shopping experience and product offering.

  North American Retail

        Our North American Retail segment, consisting of 1,358 stores throughout the United States and Canada at the end of fiscal 2003, generated the majority of our sales and profits during fiscal 2003. Our North American retail stores are located in 46 states, the District of Columbia and 10 Canadian provinces in both major metropolitan markets and smaller markets. Our retail operations focus on serving the needs of small businesses and power users.

        Our strategy for our North American superstores focuses on several key objectives: offer an easy-to-shop store environment with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates; provide superior value to our customers through a combination of everyday low prices, a broad selection of products, convenient store locations and hassle-free returns; and reduce operating costs to the lowest level consistent with providing quality merchandise and service.

        As part of our strategy of delivering on our new "Easy" brand promise, we focus on several key categories for which our customers rely on us to be an authority, such as ink and toner, paper, business machines and copy and print services. For instance, to make it easier to shop for printer cartridges, we expanded our cartridge offering and made them more accessible to our customers. We also placed cartridges, paper and cables next to business machines to make it easier to buy these related products.

        We have many other initiatives intended to make shopping easy for our customers. Related items are typically grouped together for customer convenience. Associates in our stores are available to consult on purchases, particularly in our furniture, business machines and technology sections, where customers often need assistance in decision making. We also offer our retail customers the ability to make purchases on-line through in-store internet access points to acquire products that are not available in our stores. Customers can pay for these purchases at the register or through our internet access points and have the product delivered to their home or business.

        During 2001, we introduced a redesigned layout of our stores called the "Dover" format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of our vast array of products. In addition, in fiscal 2002, we reduced the size of our new stores to 20,000 square feet from our previous 24,000 square foot store format. At January 31, 2004, we had 343 Dover stores in North America. We continue to improve our Dover store format through our focus on refinements in product placement, store design and adjacencies. In addition, we completed 450 more limited store remodels to benefit from some of the features of Dover at a much lower cost.

        As part of our growth strategy in 2003, we opened five stores in a smaller format. These stores are 14,600 square feet in size and are designed to address smaller markets that we enter as well as smaller areas of potential in existing markets. We plan to open the majority of our stores in North America in the Dover format with some stores in smaller markets opening in the smaller format. We have also focused on improving under-performing stores in our retail portfolio. In 2003, we began redesigning some of the stores in our under-performing markets. These stores carry less inventory and benefit from a new labor model. We redesigned 21 stores in this format in 2003, and we plan on redesigning approximately 65 additional stores in 2004.

        Our growth strategy is to expand our store base in a prudent fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing costs, distribution expense and supervision costs. In determining where to open new retail stores and actively market our catalog, we evaluate the concentration of small-and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competition and other factors. While most of our retail stores have been located in conventional strip shopping centers, we have also successfully converted non-retail properties to Staples stores. Although we often lease second-use properties, we have also entered into ground leases where we plan to build a store or arrange to have landlords construct freestanding buildings to our specifications. In addition, we have on numerous occasions acquired lease rights from prior tenants. We believe that this flexibility in selecting sites will assist us in securing additional locations in the challenging real estate markets in which we operate.

        We plan to open approximately 95 new stores in North America in 2004, compared to 67 new stores in 2003 and 72 new stores in 2002. The growth program for fiscal 2004 will continue to focus primarily on existing markets as well as expansion into new markets where we see opportunities.

  North American Delivery

        Our North American Delivery segment is comprised of three business units: "Staples Business Delivery," "Quill Corporation," and our contract stationer businesses, operating under the names "Staples National Advantage" and "Staples Business Advantage."

        Staples Business Delivery:    Our Staples Business Delivery operations combine the efforts of our direct mail catalog business, operating since 1990, and our Staples.com web site and Canadian Internet sites. Staples Business Delivery is designed to reach small businesses, home offices and power users seeking the convenience of free next business day delivery for orders over $50. Our Internet sites provide complete, on-site transaction processing for the purchase of over 70,000 office products and services. Delivery orders are shipped from our delivery fulfillment centers and are distributed through dedicated delivery hubs. In some markets, we also deliver products directly from our retail stores. We market Staples Business Delivery through direct mail catalogs, a telesales group focused on generating new accounts and penetrating existing accounts, and Internet and other broad-based media advertising.

        Quill Corporation:    Founded in 1956 and acquired by Staples in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of more than one million small- and medium-sized businesses in the United States. Quill also sells office products using the Internet channel through Quill.com. To attract and retain its customers, Quill offers outstanding customer service, superior Quill brand products and special services. In July 2002, we acquired Medical Arts Press, Inc., or MAP, a leading direct marketer of specialized printed office products and practice-related supplies to medical offices, and established MAP as an operating division of Quill. Our acquisition of MAP provides us with an opportunity to sell traditional office products to MAP's customer base and expand Quill's and Staples' product offerings.

        Staples National Advantage and Staples Business Advantage:    Our contract stationer operations focus primarily on serving the needs of medium-sized to large businesses that often require more service than is provided by a traditional retail or mail order business. Through our contract sales force, we offer customized pricing, payment terms, usage reporting, the stocking of certain proprietary items and full service account management. Our contract stationer business is divided into two segments. Staples National Advantage is a nationwide contract stationer business selling to large multi-regional businesses. Staples Business Advantage primarily sells to medium-sized and large regional companies and has the flexibility to handle smaller accounts. We initially established the contract stationer business through acquisitions, and more recently have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com, which offers the highest level of procurement functionality available on our web sites, meets the online procurement needs of our contract stationer customers.

        Our strategies for North American Delivery focus on customer service and customer acquisition and retention to grow our delivery business and increase its profitability. We continue to focus on improving our perfect order metric, which measures the number of orders that we ship without error, and we implemented our easy returns policy in 2003, which provides customers with a more flexible and simple returns process. We are also working to enhance our distribution capabilities, opening new fulfillment centers and increasing the number of multi-channel fulfillment centers to enhance our ability to deliver overnight to more markets. We continue to expand our sales force as we increase our market share and drive penetration of existing customers. We have provided better training and improved the tools and offerings of our sales force to help increase customer retention. We also worked to reduce the number of small orders and increase the percentage of orders placed electronically.

  European Operations

        As of January 31, 2004, we operated 201 retail stores in Europe. This includes 93 Staples stores in the United Kingdom, 53 Staples stores in Germany, 40 Office Centre stores in the Netherlands, 14 Staples Office Centre stores in Portugal and one Office Center store in Belgium. The Office Centre stores in the Netherlands and Belgium are different from a typical Staples store in that they generally have a business-oriented membership format similar in concept to many U.S. warehouse clubs. In fiscal 2003, we opened 17 stores in Europe, and we plan to open approximately 20 new stores in fiscal 2004. Our European Operations segment also includes delivery businesses operating under the Staples name in the United Kingdom and Germany and, as a result of recent acquisitions, a variety of brand names, including JPG and Bernard in France and Belgium, Sistemas Kalamazoo in Spain, Neat Ideas in the United Kingdom, MondOffice in Italy and Kontorslagret in Sweden. These recent acquisitions provided us with access to the fast growing office products mail order market in France, Belgium, Spain, Italy and Sweden and strengthened our position in the United Kingdom.

        Europe represents an important opportunity for us. We believe that Europe is the second largest office products market in the world and relies more than North America on the delivery channel as opposed to the retail channel. Our retail business has experienced strong revenue growth and improved profitability over the last several years despite economic and regulatory challenges and a difficult real estate market. With our recent acquisitions in the delivery channel and our existing delivery business, we believe that we are well positioned for success as a multi-channel distributor of office products in Europe. To achieve this potential, we have made a number of changes to our European organization. For instance, our operations in Europe now have decentralized marketing and merchandising functions to respond better to the needs of the local markets. We have also established a European buying group to ensure that we get the benefit of our size as well as to share best practices and synergies across Europe, consistent with strategies being executed in our North American businesses.

Merchandising

        We sell a wide variety of office supplies and services, business machines, computers and related products, and office furniture. While our buying and merchandising staff uses integrated computer systems to perform centrally the vast majority of our merchandise planning and product purchasing, some of our business units, particularly Quill, our Canadian operations and our multiple European businesses, leverage our global buying and merchandising staff along with their own staff to meet their more localized buying and merchandising needs.

        We have approximately 8,000 stock keeping units (SKUs) stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers. We also offer approximately 70,000 SKUs to our customers through the Internet, including Internet access points in our North American retail stores. In order to minimize unit costs and selling prices, we sell most products in multi-unit packages. The pack sizes are designed to be large enough to be cost effective without being burdensome to our small business customers.

        Our product offering includes approximately 1,000 Staples brand products, which are primarily in consumables categories. In fiscal 2002, we expanded our Staples brand products program and de-emphasized controlled brands. As part of this effort, in 2003, we focused more on quality and value and plan to redesign our packaging in 2004. Staples brand products generally offer better gross margins than national brands and provide high quality and better value to our customers.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship services. The $15 billion copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. We have focused on building customer awareness of our offerings in this area, increasing the training of our copy center associates and improving the quality in our copy and print centers.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Office supplies and services	41.5%	41.7%	40.8%
Business machines and related products	30.3%	30.5%	29.8%
Computers and related products	21.0%	20.9%	22.3%
Office furniture	7.2%	6.9%	7.1%

	100.0%	100.0%	100.0%

        We select our vendors based upon quality, price, delivery reliability and, where appropriate, customer brand recognition for all of our sales channels. As a result of the volume we purchase and our centralized distribution facilities, we are able to obtain favorable pricing from our vendors. In addition, in fiscal 2002, we began to use reverse on-line auctions, an Internet-based bidding process, to achieve savings through lower costs from our vendors on many of the items we use to operate our business and on some of the products we sell. We purchase products from several hundred vendors worldwide, and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

        Our strategy is to tailor our product mix to meet the needs of customers by regularly evaluating sales and profit performance for each of our SKUs. In connection with our Back to Brighton strategy, we reevaluated our retail product assortment to refocus on the more profitable small business customers and power users. This began with a SKU rationalization process aimed at maximizing our product assortment value by eliminating many of our low margin or slow moving, consumer-oriented SKUs. In 2003, as part of our merchandising strategy, we focused on portfolio management, the process by which we allocate our resources to various merchandise categories based on our growth objectives and roles for those categories. This process is a key strategy to drive sustainable growth and profitability.

Supply Chain

        We operate centrally located distribution and fulfillment centers across North America to service the majority of the replenishment and delivery requirements for our U.S. retail and North American delivery operations. Most products are shipped from our suppliers to the distribution and fulfillment centers for reshipment to our stores and delivery to our customers through our delivery hubs. As of January 31, 2004, four distribution centers, located in California, Connecticut, Indiana and Maryland, supported our U.S. retail operations, and 30 distribution centers supported our North American delivery operations. Of our 30 North American delivery fulfillment centers, nine locations service more than one of our delivery businesses and three of the nine locations support all of our delivery businesses. We plan to expand our multi-business capabilities into one additional location in fiscal 2004.

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

        We continually work with our vendors to improve our business relationships. We developed a web site for our vendors, "StaplesPartners.com," which provides suppliers with access to important supplier information, including supplier metrics, purchase order data, sales and inventory data, EDI information and transportation routing information. This web site has improved the speed and accuracy of information, reduced our communication costs and improved our suppliers' understanding of doing business with us.

        Over the last several years, we have made incremental improvements in our supply chain that did not require significant changes to our processes. In fiscal 2003, we began to implement a comprehensive program to improve our supply chain performance as we looked to develop integrated systems and improve our processes across all functions. The main objectives of the plan include improving our demand creation and inventory management processes and optimizing our distribution network.

        Our key goal is to improve our supply chain reliability and inventory in-stock. We expect the program to benefit sales, operating margins, and inventory turns. We plan to increase sales through higher levels of merchandise in-stock, store execution and selling. We expect to reduce inventory and increase inventory turns by improving product ordering, strengthening collaboration with our vendors, and increasing the amount of merchandise that flows through our supply chain without being stored in our distribution centers. We also intend to expand operating margins by decreasing distribution costs and improving sell-through on promotional goods.

Marketing

        We pursue a variety of marketing strategies to attract and retain target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print and Internet advertising, as well as catalogs, e-mail marketing, a loyalty program and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spending as well as the mix of media employed depending upon market, customer value, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        With the implementation of our Back to Brighton strategy, we realigned our retail and Small Business Delivery marketing efforts to focus on our core customers: small businesses and power users. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery vehicles to send a consistent message to our core customers. In addition, we focused more on targeted direct marketing and on our customer loyalty program and lessened our emphasis on circulars.

        In 2003, we began to shift our marketing message to reflect our brand promise that Staples makes buying office products easy. We have redesigned the look and feel of our advertising vehicles to reflect our new brand promise and are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing and store uniforms.

        We also have a naming rights agreement with L.A. Arena Company, LLC, which owns the Staples Center, a state of the art sports and entertainment complex in downtown Los Angeles, which opened in 1999. This agreement provides us with marketing, promotional and signage rights; Staples sponsored community-based programs; and various amenities in the Staples Center through 2019.

Associates and Training

        We place great importance on recruiting, training and providing the proper incentives for quality personnel. We recruit actively on college campuses and also hire talented individuals with experience in successful retail operations. Additionally, current associates are rewarded for recruiting new associates.

        We consider customer relations and our associates' knowledge of office products and office related capital goods to be significant to our marketing approach and our ability to maintain customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge. We have continued to make an investment in computer-based, multi-media training programs to upgrade associates' selling skills and improve customer service at our retail stores and delivery operations. Much of the training we provide targets sales of capital goods such as fax machines, copiers, furniture and computers. Store management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center associates prepare for new assignments through Staples and third party designed training modules, written manuals, video instruction and self-testing.

        As of January 31, 2004, Staples employed 31,101 full-time and 29,532 part-time associates.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. Our target customers have historically been serviced by traditional office products dealers. We believe we have competed favorably against these dealers in the past because we generally offer lower prices and a broader product selection. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronics superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, direct manufacturers and local dealers.

        We believe we are able to compete favorably against other high-volume office supply chains, mass merchandisers and other retailers, dealers and distributors because of several factors: our focus on the business customer and power user; courteous, helpful and knowledgable associates serving customers; wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and fair prices. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors in the office products industry are larger than we are and have substantially greater financial resources. No assurance can be given that such increased competition will not have an adverse effect on our business.

Trademarks

        In connection with our North American Retail business, we have registered the marks "Staples" and "Staples The Office Superstore" in the Principal Register of the United States Patent and Trademark Office, and the marks "Staples the Office Superstore" and "Staples" in Canada. In connection with our North American Delivery businesses, we have registered the marks "Staples.com," "Staples National Advantage," "Staples Business Advantage," "StaplesLink.com," "Quill," "Quill.com," "Medical Arts Press," "HMI," and "SmileMakers" on the Principal Register of the United States Patent and Trademark Office. In connection with our European Operations, we have registered the mark "Staples" in many foreign jurisdictions, including, but not limited to, the United Kingdom, Germany, the Netherlands, Portugal and Belgium, and the mark "Office Centre" in many foreign jurisdictions, including, but not limited to, the Netherlands, Portugal and Belgium. As a result of our 2002 acquisition of the multiple European mail order businesses, we also have registered the mark "Bernard" in multiple foreign jurisdictions, including, but not limited to, France and Belgium; the mark "JPG" in many foreign jurisdictions, including, but not limited to, France and Belgium; the mark "Neat Ideas" in many foreign jurisdictions, including, but not limited to, the United Kingdom; the mark "Sistemas Kalamazoo" in Spain; and the mark "MondOffice" in Italy.

        We maintain a web site with the address www.staples.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

        We were organized in 1985 and are incorporated in Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of March 1, 2004 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Basil L. Anderson, age 58

  Mr. Anderson has served as a Vice Chairman since September 2001 and as a Director since 1997. Prior to joining Staples, Mr. Anderson served as Executive Vice President—Finance and Chief Financial Officer of Campbell Soup Company from April 1996 to April 2000. Prior to joining Campbell Soup, Mr. Anderson was with Scott Paper Company where he served in a variety of capacities beginning in 1975, including Vice President and Chief Financial Officer from February 1993 to December 1995.

Joseph G. Doody, age 51

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

John J. Mahoney, age 52

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

Michael A. Miles, age 42

  Mr. Miles has served as Chief Operating Officer since September 2003. Prior to joining Staples, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003. Prior to that, Mr. Miles served as Senior Vice President of Concept Development & Franchise, Pizza Hut for Yum! Brands, Inc. from October 1996 to December 1999.

Jeffrey E. Nachbor, age 39

  Mr. Nachbor has served as Senior Vice President, Corporate Controller since April 2003. Prior to joining Staples, Mr. Nachbor was the Vice President of Finance of Victoria's Secret Direct, a Division of Limited Brands, Inc., from December 2000 to April 2003. Prior to that, he served as Vice President of Financial Planning and Analysis for Limited Brands, Inc. from February 2000 to December 2000. From January 1997 to February 2000, Mr. Nachbor was Senior Director of Finance for Yum! Brands, Inc.

Demos Parneros, age 41

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from September 1996 to February 1999.

Ronald L. Sargent, age 48

  Mr. Sargent has served as President and Chief Executive Officer since February 2002 and as a Director since 1999. Prior to that, he served in various capacities since joining Staples in March 1989, including President and Chief Operating Officer of Staples from November 1998 to February 2002, President-North American Operations from October 1997 to November 1998, and President-Staples Contract & Commercial from June 1994 to October 1997.

Thomas G. Stemberg, age 55

  Mr. Stemberg has served as Chairman of the Board of Directors since February 1988, and since February 2004, Mr. Stemberg has been a part-time associate and served as non-executive Chairman. From February 2002 to January 2004, Mr. Stemberg served as an executive officer of Staples with the title of Chairman. Mr. Stemberg founded Staples and was Chief Executive Officer of Staples from January 1986 to February 2002.

Jack A. VanWoerkom, age 50

  Mr. VanWoerkom has served as Executive Vice President, General Counsel and Secretary since March 2003. Prior to that, he was Senior Vice President, General Counsel and Secretary from March 1999 to March 2003. Prior to joining Staples, Mr. VanWoerkom served as General Counsel of Teradyne, Inc. from January 1998 to March 1999. From January 1994 to June 1997, Mr. VanWoerkom was Chief Legal Counsel, Vice President of Development and Managing Director of Europe for A.W. Chesterton.

Joseph S. Vassalluzzo, age 55

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

Item 2. Properties

        As of January 31, 2004, we operated a total of 1,559 superstores in 46 states, the District of Columbia, 10 provinces in Canada, 10 regions in the United Kingdom, 8 regions in Germany, and one in each of the Netherlands, Portugal and Belgium. As of that same date, Staples also operated 43 distribution and fulfillment centers. The following table sets forth the locations of our facilities as of January 31, 2004.

RETAIL STORES

Country/State/Province/Region	Number of Stores
United States
Alabama	12
Arizona	26
Arkansas	4
California	167
Colorado	4
Connecticut	34
Delaware	7
Florida	50
Georgia	34
Idaho	7
Iowa	12
Illinois	15
Indiana	27
Kansas	3
Kentucky	9
Maine	11
Maryland	37
Massachusetts	50
Michigan	31
Minnesota	2
Mississippi	2
Missouri	9
Montana	6
Nebraska	4
Nevada	1
New Hampshire	20
New Jersey	64
New Mexico	7
New York	107
North Carolina	38
North Dakota	2

United States (cont.)
Ohio	49
Oklahoma	16
Oregon	17
Pennsylvania	81
Rhode Island	10
South Carolina	15
South Dakota	1
Tennessee	18
Texas	32
Utah	10
Vermont	7
Virginia	31
Washington	27
Washington DC	3
West Virginia	5
Wisconsin	10

1,134
Canada
Alberta	24
British Columbia	30
Manitoba	6
New Brunswick	6
Newfoundland	3
Nova Scotia	9
Ontario	84
Quebec	54
Saskatchewan	6
Prince Edward Island	2

224
United Kingdom
Anglia	6
Borders	1
Central	21
Granada	11
HTV	8
London	14
Meridien	13
Tyne-Tees	3
West Country	5
Yorkshire	11

93
Germany
Baden-Wurttemberg	3
Bayern	3
Bremen	2
Hamburg	9
Hessen	6
Niedersachsen	9
Nordrhein-Westfalen	18
Schleswig-Holstein	3

53
Netherlands	40
Portugal	14
Belgium	1

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region	Number of Centers
United States
California	4
Colorado	1
Connecticut	2
Florida	3
Georgia	2
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
New Jersey	1
New York	2
United States (cont.)
North Carolina	1
Ohio	1
Oregon	1
Pennsylvania	2
South Carolina	1
Texas	2

30
Canada
Alberta	1
British Columbia	1
Ontario	2

4
United Kingdom
Pensnett	1
Daventry	1
Doncaster	1

3
France
Survilliers	1
Tourcoing	1

2
Belgium—Tongeren	1
Italy—Castelletto Cervo	1
Spain—Lezama	1
Sweden—Norrkoping	1

        Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2004 and 2025. In most instances, we have renewal options at increased rents. Leases for 176 of the existing stores provide for contingent rent based upon sales.

        Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        We are not a party to nor are any of our properties subject to any material pending legal proceedings other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ National Market under the symbol "SPLS".

        At March 2, 2004, the number of holders of record of our common stock was 7,677.

        The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the NASDAQ National Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended January 31, 2004
First Quarter	$20.25	$15.73
Second Quarter	21.02	17.87
Third Quarter	27.22	18.76
Fourth Quarter	27.87	24.50
	High	Low
Fiscal Year Ended February 1, 2003
First Quarter	$22.45	$16.01
Second Quarter	22.15	13.88
Third Quarter	17.35	11.68
Fourth Quarter	19.80	14.73

        While we will continue to retain earnings for use in the operation and expansion of our business, we have also decided to increase stockholder returns by initiating an annual cash dividend in 2004. The first cash dividend will be $0.20 per outstanding share of our common stock, with such dividend payable on May 17, 2004 to all stockholders of record on April 26, 2004. Previously, we have never paid a cash dividend on our common stock. Our annual dividend payment plan is permitted under our revolving credit agreement, which only restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement. While it is our intention to pay annual cash dividends in years following 2004, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Item 6. Selected Financial Data

        The information required by this Item is attached as Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is attached as part of Appendix B.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is attached as part of Appendix B.

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is attached as Appendix C.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 31, 2004. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of January 31, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors and Executive Officers of the Registrant

        Certain information required by this Item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings "Proposal 1—Election of Directors" and "Corporate Governance—Directors of Staples" in our Proxy Statement, which sections are incorporated herein by reference.

        The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading "Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which section is incorporated herein by reference.

        Information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading "Corporate Governance" in our Proxy Statement, which section is incorporated herein by reference.

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.staples.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

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

Item 14. Principal Accountant Fees and Services

        The information required by this Item will appear under the heading "Corporate Governance—Independent Auditor's Fees" in our Proxy Statement, which section is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Index to Consolidated Financial Statements.

1.
Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—January 31, 2004 and February 1, 2003.

•
Consolidated Statements of Income—Fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002.

•
Consolidated Statements of Stockholders' Equity—Fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002.

•
Consolidated Statements of Cash Flows—Fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002.

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

(b)
Reports on Form 8-K.

        On November 18, 2003, we furnished a Current Report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a press release announcing our financial results for the fiscal quarter ended November 1, 2003.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2004.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2004.

Signature	Capacity

/s/ RONALD L. SARGENT Ronald L. Sargent	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board
/s/ BASIL L. ANDERSON Basil L. Anderson	Director and Vice Chairman
/s/ BRENDA C. BARNES Brenda C. Barnes	Director
/s/ ARTHUR M. BLANK Arthur M. Blank	Director
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director
/s/ GARY L. CRITTENDEN Gary L. Crittenden	Director
/s/ RICHARD J. CURRIE Richard J. Currie	Director
/s/ GEORGE J. MITCHELL George J. Mitchell	Director

/s/ JAMES L. MOODY, JR. James L. Moody, Jr.	Director
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ PAUL F. WALSH Paul F. Walsh	Director
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)
/s/ JEFFREY E. NACHBOR Jeffrey E. Nachbor	Senior Vice President and Corporate Controller (Principal Accounting Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended
	January 31, 2004(1) (52 weeks)	February 1, 2003(2) (52 weeks)	February 2, 2002(3) (52 weeks)	February 3, 2001(4) (53 weeks)	January 29, 2000 (52 weeks)
Statement of Income Data:
Sales	$13,181,222	$11,596,075	$10,744,373	$10,673,671	$8,936,809
Gross profit	3,622,099	2,943,482	2,570,493	2,576,505	2,215,246
Net income	490,211	446,100	264,970	59,712	314,988
Basic earnings/(loss) per common share(5):
Staples, Inc. Stock	1.01	0.96	0.40	—	0.42
Staples RD Stock	—	—	0.18	0.16	0.26
Staples.com Stock	—	—	0.01	(0.84)	(0.09)
Diluted earnings/(loss) per common share(5):
Staples, Inc. Stock	0.99	0.94	0.40	—	0.41
Staples RD Stock	—	—	0.17	0.15	0.26
Staples.com Stock	—	—	0.01	(0.84)	(0.09)
Dividends	—	—	—	—	—
Selected Operating Data (at period end):
Stores open	1,559	1,488	1,436	1,307	1,129
Balance Sheet Data:
Working capital	$1,355,670	$542,150	$807,128	$644,832	$738,547
Total assets	6,503,046	5,721,388	4,093,035	3,983,923	3,846,076
Total long-term debt, less current portion	567,433	732,041	350,225	441,257	500,903
Stockholders' equity	$3,662,900	$2,658,892	$2,054,174	$1,749,424	$1,828,813

(1)
Results of operations for this period reflect a $61.7 million non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (see Note B).

(2)
Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In fiscal 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communications (see Note J).

(3)
Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closure of 31 underperforming stores (see Note E), a $7.4 million ($4.6 million after taxes) charge to cost of goods sold related to inventory write-downs to net realizable value for the closed stores and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and fulfillment and call center closures (see Note D).

(4)
Results of operations for this period include $205.8 million of asset impairment and other charges related to the impairment of goodwill and fixed assets associated with Staples Communications and the write-down of investment values in various e-commerce companies. These results also include a $7.3 million ($4.3 million after taxes) store closure credit, reflecting a reduction in the number of stores expected to be closed in connection with the 1998 store closure plan.

(5)
From the fourth quarter of fiscal year ending January 29, 2000 through the second quarter of fiscal year ending February 2, 2002, earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock ("Staples, Inc. Stock") as Staples RD Stock (see Note M). Staples.com's net loss per share has also been retroactively restated to reflect the effect of a recapitalization through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effected on April 5, 2000.

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

        Our business is comprised of three segments: North American Retail, North American Delivery and European Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our contract stationer operations (Staples National Advantage and Staples Business Advantage). The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain, Italy and Sweden. Our fiscal years ended January 31, 2004 ("fiscal 2003" or "2003"), February 1, 2003 ("fiscal 2002" or "2002") and February 2, 2002 ("fiscal 2001" or "2001") each contained 52 weeks.

        In November 2002, the Emerging Issues Task Force reached consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("Issue 02-16"). Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit. To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98.0 million ($61.7 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share. This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the new accounting method resulted in reporting $246.6 million of our cooperative advertising rebates earned in 2003 as cost of goods sold and occupancy costs, whereas these amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. In accordance with this consensus, prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs.

        We acquired two businesses during fiscal 2002 ("the 2002 acquisitions"). On October 18, 2002, we acquired multiple European mail order businesses, which sell and deliver office products and services under a variety of brand names, including JPG and Bernard in France and Belgium, Sistemas Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy ("European mail order acquisition"). The European mail order acquisition is reported as part of European Operations for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. ("MAP"), a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. MAP is an operating division of Quill and is included in North American Delivery for segment reporting.

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

Results of Operations

        We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States ("GAAP"), a pro forma basis reflecting the retroactive application of Issue 02-16 (see Note B to Consolidated Financial Statements) as of February 3, 2001 and an adjusted basis to reflect accounting changes and non-recurring items. Management uses net income adjusted for accounting changes and non-recurring items, among other measures, to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

  Consolidated Performance:

        Net income for 2003 was $490.2 million or $0.99 per diluted share compared to $446.1 million or $0.94 per diluted share in 2002 and $265.0 million or $0.57 per diluted share in 2001. Fiscal 2003 results include a $61.7 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. Our results for fiscal 2002 included the impact of a $29.0 million non-recurring tax benefit (see discussion below and Note J to the Consolidated Financial Statements). Our results for fiscal 2001 included the impact of a $42.0 million charge, net of taxes, for non-recurring items, which consisted of $4.6 million to cost of goods sold for an inventory write-down to net realizable value for store closures, $30.8 million related to store closures and $6.6 million related to workforce reductions and distribution and call center closures (see discussion below and Notes D and E to the Consolidated Financial Statements). On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for 2003 was $551.9 million or $1.12 per diluted share. Excluding the tax benefit, net income for 2002 was $417.1 million or $0.88 per diluted share, and excluding the impact of the non-recurring item for store and facility closures and severance, net income for 2001 was $306.9 million or $0.66 per diluted share. On a pro forma basis in 2003 and excluding the items noted, net income grew 32% for fiscal 2003 and 36% for fiscal 2002.

        We achieved our positive 2003 results by continuing to execute on our Back to Brighton strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. Our performance reflects continued focus on customer service, expense management, supply chain improvement and our improved product mix directed at more profitable small business customers and power users.

        During fiscal 2003, we also focused on creating a differentiated customer experience by launching numerous initiatives under our new brand promise to make buying office products easy. We implemented initiatives in both retail and delivery to improve the customer experience, infused the new brand personality in all of our marketing vehicles and stores and actively promoted our new advertising tag line, "that was easy". A big part of our brand promise and a key driver of our sales and margin plan is offering high quality, high value Staples brand products that we believe will differentiate us from our competition.

        We strive to maintain a balance between investing for our long-term success and delivering strong current earnings growth. During 2002 and 2003, we chose to make significant investments to drive sustainable revenue growth by investing in productivity improvements and better processes in such areas as store labor, marketing and supply chain. Our goal is to identify and develop new growth opportunities, such as expanding our copy center business, changing our approach to new market entry and adding stores to existing markets with new store formats. We have also implemented a better process to evaluate new ventures that will help us to expand or launch new product categories to drive sales.

        We expect additional operating margin improvement to continue in fiscal 2004. As of the date of this filing, we anticipate sales growth in fiscal 2004 to be approximately 10%. This sales growth implies low single digit North American retail comparable store sales. We expect earnings per share growth of 20% for fiscal 2004. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

        Sales:    Sales increased 13.7% in fiscal 2003, to $13.18 billion, versus sales of $11.60 billion in fiscal 2002. Sales in fiscal 2002 increased 7.9% compared to sales of $10.74 billion in fiscal 2001. Excluding the non-comparable sales from our 2002 acquisitions of $446 million in 2003 and $239 million in 2002, sales increased 9.8% in 2003 and 5.7% in 2002. Comparable sales for our North American retail locations increased 4% in 2003 and 1% in 2002 and comparable sales for our European retail locations were flat in 2003 and 2002. We operated 1,559 stores as of January 31, 2004 compared to 1,488 stores as of February 1, 2003 and 1,436 stores as of February 2, 2002. This includes 84 stores opened and 13 stores closed during 2003 and 86 stores opened and 34 stores closed during 2002. North American Delivery sales increased 10.4% in 2003 and 12.7% in 2002. Excluding non-comparable sales of $85.5 million in 2003 and $100.5 million in 2002 for MAP, sales increased 7.8% in 2003 and 9.3% in 2002. European Delivery sales increased 197% in 2003 and 286% in 2002. Excluding non-comparable sales of $360.6 million in 2003 and $138.7 million in 2002 for our European mail order acquisition, sales increased 17.7% in 2003 and 20.5% in 2002. The increase in total sales also reflects the positive impact of foreign currency rates of $338 million in 2003 and $54 million in 2002.

        Our strong sales growth in 2003 reflects solid execution in key categories, including ink and toner, paper, business machines and our copy center business. Our sales increase was also driven by the performance of furniture, which benefited from improvements in layout, in-store selling and delivery service, and high growth technology categories, including networking, memory and digital cameras, which were positively impacted by product presentation and in-store execution. This growth was also fueled by strong sales during our back-to-school season and our back-to-business selling season in January. Additionally, our sales growth in both 2003 and 2002 reflects the continued positive results of our contract sales force expansion efforts, our cross-channel marketing among our catalogs, web sites and retail stores and increases in both customer acquisition and retention rates in our delivery business. Sales in 2002 were favorably impacted by strong sales in our core office product categories, partially offset by weakness in our technology and furniture categories.

        Gross Profit:    Gross profit as a percentage of sales was 27.5% for fiscal 2003, 25.4% for fiscal 2002 and 23.9% for fiscal 2001. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 28.2% for fiscal 2003, 27.5% for fiscal 2002 and 26.2% for fiscal 2001. The increase in the pro forma gross profit rate for both 2003 and 2002 was due in part to the impact of the 2002 acquisitions, which have significantly higher gross margins as a percentage of sales than our other businesses. The 2003 increase also reflects leveraging of rent and occupancy expenses, improvements in shrink, our improved product mix directed at more profitable small business customers and power users, our continued focus on higher margin Staples brand products, and better buying as a result of our procurement initiatives. The increase in the gross profit rate for 2002 was primarily due to a shift in sales mix toward higher margin consumable categories.

        Operating and Selling Expenses:    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.3% of sales for fiscal 2003, 15.5% of sales for fiscal 2002 and 15.4% of sales for fiscal 2001. On a pro forma basis to reflect the reclassification of cooperative advertising rebates under Issue 02-16, operating expenses were 17.6% of sales for fiscal 2002 and 17.7% for fiscal 2001. The decrease in pro forma operating and selling expenses in fiscal 2003 reflects more efficient investment in marketing across all business units, our focus on expense management and leveraging of fixed expenses on higher sales. This decrease was partially offset by investments in customer service and the impact of the 2002 acquisitions, which have higher marketing costs as a percentage of sales than our other businesses. The 2002 results reflect increased investments in our sales force at Quill and Staples Business Delivery, as well as the impact of the 2002 acquisitions. Our ability to effectively leverage operating expenses offset these increases in 2002.

        Pre-opening expenses:    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed by us as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses were $9.6 million for the 84 stores opened in fiscal 2003, $8.7 million for the 86 stores opened in fiscal 2002 and $13.7 million for the 136 stores opened in fiscal 2001.

        General and Administrative:    General and administrative expenses as a percentage of sales were 4.0% for fiscal 2003, 3.9% for fiscal 2002, and 3.5% for fiscal 2001. The slight increase in general and administrative expenses as a percentage of sales in 2003 reflects our investments in supply chain and procurement initiatives, offset by our ability to increase sales without proportionately increasing overhead expenses. The increase in general and administrative expenses as a percentage of sales in 2002 primarily reflects an increase in management's variable compensation as a result of improved performance.

        Amortization of Intangibles:    Amortization of intangibles was $8.0 million in fiscal 2003 and $2.1 million in fiscal 2002, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with our European mail order and MAP acquisitions in fiscal 2002. Prior to fiscal 2002, we had no amortizable intangible assets.

        Amortization of Goodwill:    Amortization of goodwill was zero in fiscal 2003 and 2002 and $6.6 million in fiscal 2001. The elimination of amortization of goodwill subsequent to 2001 was due to our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and intangible assets that have indefinite lives be tested at least annually for impairment, rather than amortized. Accordingly, we ceased amortizing all goodwill on February 3, 2002.

        Asset Impairment and Other Charges:    In January 2002, we recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in our corporate office, certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in our North American Delivery segment. At January 31, 2004, we had $0.8 million remaining in accrued expenses and other current liabilities for future net lease obligations.

        Store Closure Charge:    In January 2002, we committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge included $31.5 million for net lease obligations, $12.5 million for asset write-offs, $5.5 million in fees and other expenses related to the store closures and $0.6 million in severance. All of the store closures were completed by the end of the first quarter of fiscal 2002. At January 31, 2004, we had $20.3 million remaining in accrued expenses and other current liabilities related to future net lease obligations.

        Interest and Other Expense, Net:    Net interest and other expense totaled $20.2 million in fiscal 2003, $20.6 million in fiscal 2002 and $27.2 million in fiscal 2001. Interest and other expense relates primarily to interest on existing borrowings. The decrease in interest expense in fiscal 2003 and 2002 reflects a decrease in interest rates as well as a decrease in borrowings during both fiscal years. During the first half of fiscal 2002, borrowings decreased due to an increase in cash generated from operations. This was partially offset by increased borrowings in the second half of 2002 for our two acquisitions; a portion of these borrowings was repaid in the first half of fiscal 2003.

        Income Taxes:    Our effective tax rate was 37.0% for fiscal 2003, 32.6% for fiscal 2002 and 38.5% for fiscal 2001. In fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of the losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, our income tax expense in 2002 includes a $29.0 million tax benefit attributable to the Staples Communications losses; excluding this tax benefit, our effective tax rate was 37.0% in 2002, which is consistent with the effective tax rate for 2003. The decrease in our effective tax rate from 2001 to 2002 is primarily due to an increase in international activity, which is generally taxed at lower rates.

  Segment Performance:

        The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years (see reconciliation of business unit income to income before income taxes in Note N to the Consolidated Financial Statements):

	(Amounts in thousands)
Sales				2003 Increase From Prior Year	2002 Increase From Prior Year	2001 Increase From Prior Year
	2003	2002	2001
North American Retail	$7,841,346	$7,166,105	$6,914,219	9.4%	3.6%	(1.2)%
North American Delivery	3,740,969	3,389,625	3,008,618	10.4%	12.7%	8.2%
European Operations	1,598,907	1,040,345	796,356	53.7%	30.6%	11.1%

Total Reportable Segments	$13,181,222	$11,596,075	$10,719,193	13.7%	8.2%	2.1%
Divested Businesses	—	—	25,180	0.0%	(100.0)%	(85.6)%

Consolidated Staples	$13,181,222	$11,596,075	$10,744,373	13.7%	7.9%	0.7%

	(Amounts in thousands)
Business Unit Income				2003 % of Sales	2002 % of Sales	2001 % of Sales
	2003	2002	2001
North American Retail	$523,612	$413,895	$321,364	6.7%	5.8%	4.6%
North American Delivery	308,305	265,055	205,630	8.2%	7.8%	6.8%
European Operations	64,346	3,722	(6,584)	4.0%	0.4%	(0.8)%

Total Reportable Segments	$896,263	$682,672	$520,410	6.8%	5.9%	4.9%
Divested Businesses	—	—	(1,537)	—	—	(6.1)%

Consolidated Staples	$896,263	$682,672	$518,873	6.8%	5.9%	4.8%

Store Activity		Open at Beginning of Period	Stores Opened	Stores Closed	Open at End of Period
2001	North American Retail	1,148	117	4	1,261
2001	European Operations	159	19	3	175

2001	Total	1,307	136	7	1,436

2002	North American Retail	1,261	72	33	1,300
2002	European Operations	175	14	1	188

2002	Total	1,436	86	34	1,488

2003	North American Retail	1,300	67	9	1,358
2003	European Operations	188	17	4	201

2003	Total	1,488	84	13	1,559

        North American Retail:    Sales increased 9.4% in fiscal 2003 and 3.6% in fiscal 2002. Comparable store sales in North America increased 4% in 2003 and 1% in 2002. Our growth in fiscal 2003 primarily reflects our comparable store sales growth, as well as non-comparable store sales for stores opened in 2002 and the net addition of 58 stores during fiscal 2003. The increase in sales also includes the positive impact of Canadian exchange rates to the U.S. dollar of $169 million. Our strong sales growth reflects solid execution in key categories, including ink and toner, paper, business machines and our copy center business. Our sales increase was also driven by the performance of furniture, which benefited from improvements in layout, in-store selling and delivery service, and high growth technology categories, including networking, memory and digital cameras, which were positively impacted by product presentation and in-store execution. This growth was fueled by strong sales during our back-to-school season and our back-to-business selling season in January. Our sales increase in fiscal 2002 primarily reflects non-comparable store sales for stores opened in 2001 and the net addition of 39 stores in 2002. Additionally, sales in 2002 were favorably impacted by strong sales in our core office product categories that were partially offset by weakness in our technology and furniture categories.

        Business unit income as a percentage of sales increased to 6.7% in 2003 from 5.8% for 2002 and 4.6% for 2001. The increase in business unit income during 2003 primarily reflects our focus on expense management, leveraging of rent and occupancy and other fixed expenses on higher sales and improvements in shrink. The increase also reflects our improved product mix and more focused marketing spend directed at more profitable small business customers and power users, our continued focus on higher margin Staples brand products, and better buying as a result of our procurement initiatives. We also benefited from the positive impact of exchange rates. This increase was partially offset by investments in customer service as part of our Back to Brighton strategy. The strong improvement in our bottom line, despite only modest sales growth in fiscal 2002, reflected the impact of our Back to Brighton strategy which shifted our customer mix to more profitable small business customers and power users and emphasized multiple customer service initiatives, including expanding our training of store associates, adding labor hours to certain departments and changing our bonus plan. Going forward, we will continue to focus on our "Easy" brand promise, customer service, supply chain improvements and our Staples brand products, as we believe that these are key to our success and that we have only begun to benefit from these initiatives. Our goal is to identify and develop new growth opportunities, such as expanding our copy center business, changing our approach to new market entry and adding stores to existing markets with new store formats.

        North American Delivery:    Sales increased 10.4% in fiscal 2003 and 12.7% in fiscal 2002. Excluding non-comparable sales from the acquisition of MAP, sales increased 7.8% in fiscal 2003 and 9.3% in fiscal 2002. The sales growth in both years reflects the positive results of our contract sales force expansion efforts, our cross-channel marketing among our catalogs, web sites and retail stores and increases in both customer acquisition and retention rates in our delivery business. We continue to focus and improve on our customer service metrics and to expand geographically with new multi-channel fulfillment centers. Business unit income as a percentage of sales increased to 8.2% for 2003 from 7.8% for 2002 and 6.8% for 2001. The increases in both fiscal 2003 and 2002 reflect an increase in the number of orders placed electronically, an increase in average order size, continued productivity in our operations and fewer problem orders. Additionally, our fiscal 2003 results reflect leveraging of marketing costs and fixed expenses on higher sales. Our fiscal 2002 results also reflected the expansion of our sales force. We believe our most significant opportunity to improve operating margins is in the Staples Business Delivery division. In addition, we expect to continue to increase our customer acquisition and retention rates in all of our delivery businesses.

        European Operations:    Sales increased 53.7% in fiscal 2003 and 30.6% in fiscal 2002. Excluding non-comparable sales from our European mail order acquisition, sales increased 19.0% in fiscal 2003 and 13.2% in fiscal 2002. Comparable store sales in Europe were flat in 2003 and 2002. The sales increase in both years includes the positive impact of an increase in European exchange rates against the U.S. dollar of $151 million in 2003 and $59 million in 2002. The sales growth also reflects non-comparable store sales for stores opened in the prior year, the net addition of 13 stores during both fiscal 2003 and 2002 and increased sales in our delivery businesses. Business unit income increased $60.6 million in fiscal 2003 and $10.3 million in fiscal 2002. Excluding the non-comparable results of our European mail order acquisition, business unit income increased $29.8 million in 2003 and decreased $5.4 million in 2002. The improvement in 2003 primarily reflects the turnaround in our German retail business and the positive impact of our integration process on our existing delivery business. We also benefited from the positive impact of exchange rates. The improvement in 2003 was achieved despite a challenging economic environment. Our 2002 results reflect the difficult economic environment and $14.7 million of expenses relating to integration costs associated with our European mail order acquisition, six store closures in Germany and severance relating to reorganizations of our European corporate functions. We expect to see continued improved performance in our European Operations segment in fiscal 2004 due to our focus on Back to Brighton business improvement strategies in Europe as well as continued benefits from synergies in our European delivery business.

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

        Purchase and advertising rebates:    We earn rebates from our vendors, which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Several controls are in place, including direct confirmation with vendors, that we believe allow us to ensure that these amounts are recorded in accordance with the terms of the contracts. Should vendors reach different judgments regarding the terms of these contracts, they may seek to recover amounts from us.

        Impairment of Long-Lived Assets:    We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets' carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take three years to achieve their full profit potential. If actual market conditions are less favorable than management's projections, future write-offs may be necessary.

        Impairment of Goodwill and Indefinite Lived Intangible Assets:    As a result of our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") in fiscal 2002, we annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to conduct impairment testing based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted as of January 31, 2004. The adoption of this Interpretation had no impact on our overall financial position and results of operations.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this Statement are effective for us for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on our overall financial position and results of operations.

        In July 2003, the Emerging Issues Task Force discussed Issue No. 03-10 "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("Issue 03-10"). Issue 03-10 addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers (e.g. coupons). The Task Force reached a consensus in November 2003 that all vendor consideration received in the form of sales incentives should be recorded as a reduction of cost of goods sold when recognized in the reseller's financial statements, rather than an offset to the reduced sales price, if certain restrictive conditions are not met. This consensus is effective for us with new arrangements, including modifications to existing arrangements, that are entered into as of the beginning of fiscal 2004. The impact of this consensus on fiscal 2003 results will be restated with pro forma disclosure of the impact on periods prior to fiscal 2003. We are in the process of evaluating the impact of adopting Issue 03-10 in fiscal 2004. The adoption of this consensus would result in a reclassification of incentives between sales and cost of goods sold, with no net impact on our results of operations.

Liquidity and Capital Resources

Cash Flows

        Cash provided by operations increased to $1.02 billion in fiscal 2003, from $914.4 million in fiscal 2002 and $770.9 million in fiscal 2001. As a result of the application of Issue 02-16, pro forma net income and deferred income taxes increased and merchandise inventories decreased in 2003, resulting in no aggregate impact on cash flows from operations. The increase in cash flow from operations in fiscal 2003 is primarily due to the increase in pro forma net income as well as continued improvements in working capital achieved through our focus on driving asset productivity. Inventory reductions, excluding the $98 million decrease in inventory relating to the application of Issue 02-16, drove our working capital improvements in fiscal 2003 and reflect the early results of our supply chain initiatives as well as benefits from transitioning additional vendors to consignment based agreements. For fiscal 2002, the improvement in cash provided by operations primarily reflects an increase in net income as well as a decrease in our net deferred income taxes.

        Cash used in investing activities was $1.11 billion in fiscal 2003, compared to $1.54 billion in fiscal 2002 and $315.7 million in fiscal 2001. The change in investing activities each year reflects the 2002 acquisitions (See Note C to the Consolidated Financial Statements), as well as increases in the purchase of short-term investments. This activity was partially offset by lower capital expenditures in our existing businesses, primarily reflecting reductions in the number of stores opened from 136 stores in fiscal 2001, to 86 in fiscal 2002, to 84 in fiscal 2003.

        Cash provided by financing activities was $35.3 million in fiscal 2003, compared to $714.1 million in fiscal 2002 and a use of $318.7 million in fiscal 2001. The decrease in 2003 is primarily due to the early repayment of our $325 million 364-Day Term Loan Agreement on May 2, 2003 (see Note G to the Consolidated Financial Statements) and the

repayment of the outstanding balance due under our receivables securitization agreement on December 29, 2003, offset by $253.0 million of net proceeds received from our issuance of 13,800,000 shares of common stock in a public offering on June 4, 2003 (see Note L to the Consolidated Financial Statements) and $121.5 million received in connection with the exercise of stock options. The increase in 2002 is primarily due to the proceeds received from the September 2002 $325 million offering of senior notes and the October 2002 $325 million 364-Day Term Loan Agreement.

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

        We had $2.09 billion in total cash, short-term investments and funds available through credit agreements at January 31, 2004, which consisted of $700.8 million of available credit, $457.5 million of cash and cash equivalents and $934.3 million of short-term investments. During fiscal 2003, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At January 31, 2004, we had $54.9 million of open letters of credit, which were a reduction of the available borrowings under our revolving credit facility. We finance the majority of our stores and certain equipment with operating leases.

        A table, as of January 31, 2004, of balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt, operating lease obligations and purchase obligations is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations	Available Credit	Total Outstanding Obligations	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Revolving Credit Facility effective through June 2006	$545,100	$—	$—	$—	$—	$—
Euro Notes due November 2004	—	186,240	186,240	—	—	—
Senior Notes due August 2007	—	200,000	—	—	200,000	—
Notes due October 2012	—	325,000	—	—	—	325,000
Uncommitted lines of credit	70,000	—	—	—	—	—
Other lines of credit	85,669	3,191	3,191	—	—	—
Capital leases and other notes payable	—	12,791	719	5,334	2,761	3,977

Total Debt Obligations	$700,769	$727,222	$190,150	$5,334	$202,761	$328,977
Operating leases	$—	$4,594,958	$504,964	$936,272	$817,082	$2,336,640
Purchase obligations(1)	$—	$246,057	$241,057	$—	$—	$—

Total	$700,769	$5,568,237	$936,171	$941,606	$1,019,843	$2,665,617

(1)
Reflects an estimate of the termination payments, including any applicable penalties, we would have been obligated to pay if we had terminated all of our purchase commitments on January 31, 2004. Many of our purchase commitments are cancelable by us without payment, and we have excluded such commitments, along with all associate employment and intercompany commitments.

        On June 21, 2002, we entered into a revolving credit facility (the "Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The Credit Facility terminates in June 2006. Borrowings made pursuant to the Credit Facility bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The Credit Facility contains financial covenants that require that we maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75 and an affirmative covenant that requires us to maintain at least $275 million of consolidated EBIT (as defined in the Credit Facility) for our subsidiaries that guarantee the Credit Facility. The Credit Facility contains restrictive covenants, and if we are in breach of a restrictive covenant, our ability to borrow funds under this agreement may be limited. As of January 31, 2004, no borrowings were outstanding under the Credit Facility, but our available credit is reduced by $54.9 million of letters of credit that were issued under the facility.

        On September 30, 2002, we completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. We used the net proceeds to finance a portion of the purchase price of the European mail order acquisition. On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of these notes exchanged them for publicly tradable notes.

        On October 4, 2002, we entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks, with Fleet National Bank acting as agent. We used the Term Loan to finance a portion of the purchase price of the European mail order acquisition. The Term Loan was repaid in its entirety on May 2, 2003.

        On June 4, 2003, we issued and sold 13,800,000 shares of our common stock in a public offering for a purchase price of $18.89 per share, including 1,800,000 shares related to an over-allotment option that was granted to the underwriters. Upon closing, we received net proceeds of $253.0 million. The offering proceeds were used for working capital and general corporate purposes.

        Prior to December 2003 we utilized a 364-day accounts receivable securitization agreement for the purpose of providing us with additional low cost short-term working capital funding that enabled us to reduce our borrowings under our revolving credit facility. On December 29, 2003, we terminated the receivable securitization agreement and all related obligations.

        We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our Credit Facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

        We expect to open approximately 115 new stores during fiscal 2004. We estimate that our cash requirements, including leasehold improvements and fixtures, net inventory and pre opening expense, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $325 million on capital expenditures during fiscal 2004. We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        We may also use capital to engage in strategic acquisitions. Throughout our history, we have primarily grown organically, and we do not expect this to change. We do not rely on acquisitions to achieve our target growth plans, and we anticipate that future acquisitions will be small and aligned with our existing businesses. We plan to exercise the same discipline for acquisitions as we use for other investments, thereby only pursuing acquisitions that earn a return above our internal return on net assets hurdle rate within a two or three year time frame. We do not expect this strategy to result in large acquisitions and anticipate that future acquisition activity will be financed from our operating cash flow.

        We believe that we will need to spend approximately $325 million a year on capital expenditures for the next few years to fund organic growth. The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile. As a result of this improvement, we have decided to increase stockholder returns by initiating an annual cash dividend. The first cash dividend will be $0.20 per outstanding share of our common stock, with such dividend payable on May 17, 2004 to stockholders of record on April 26, 2004. While it is our intention to pay annual cash dividends in years following 2004, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors. We also implemented a share repurchase program under which we are authorized to purchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005.

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

        We may be unable to continue to open new stores successfully.    An important part of our business plan is to increase our number of stores. We opened 84 stores during fiscal 2003 and currently plan to open approximately 115 new stores in fiscal 2004. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Our growth may continue to strain operations, which could adversely affect our business and financial results.    Our business has grown dramatically over the past several years through organic growth and through the acquisition of Medical Arts Press, Inc. and the European mail order businesses. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown. This growth has placed significant demands on management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.

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

        Our expanding International operations expose us to the unique risks inherent in foreign operations.    In addition to our recently expanding operations in Europe, we have a significant presence in Canada through The Business Depot Ltd. We may also seek to expand further into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs, competitive conditions and foreign currency fluctuations. Further, our recent European mail order acquisition has increased our exposure to these foreign operating risks, which could have an adverse impact on our European income and worldwide profitability.

        Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.    Our consolidated outstanding debt at January 31, 2004 was $727.2 million. Our future minimum lease commitments due for retail store and support facilities and equipment leases under non-cancelable operating leases were $4.59 billion at January 31, 2004. Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

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

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $714.4 million at January 31, 2004, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on January 31, 2004 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $7.1 million additional pre-tax charge or credit to our statement of operations than otherwise would occur if interest rates remain unchanged.

        As more fully described in the notes to the consolidated financial statements, we are exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, the Netherlands, Portugal, France, Belgium, Spain, Italy and Sweden. We have entered into currency swaps in Canadian dollars and issued Euro denominated notes in order to hedge a portion of our foreign exchange risk related to our net investments in foreign subsidiaries and specific economic transactions. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at January 31, 2004, we have recorded a $19.4 million asset representing gross unrealized gains on two of our derivatives and a $19.3 million liability representing a gross unrealized loss on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which is being amortized into income through August 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Auditors

Board of Directors and Shareholders
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note B to the consolidated financial statements, in fiscal year 2003, the Company changed its method of accounting for cash consideration received from vendors to conform with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." In addition, as discussed in Note A to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets."

                          /s/ Ernst & Young LLP

                          Ernst & Young LLP

Boston, Massachusetts
March 2, 2004

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 31, 2004	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$457,465	$495,889
Short-term investments	934,275	100,175
Receivables, net	410,330	364,419
Merchandise inventories, net	1,465,989	1,555,205
Deferred income taxes	96,247	96,229
Prepaid expenses and other current assets	114,598	105,559

Total current assets	3,478,904	2,717,476
Property and equipment:
Land and buildings	601,063	524,730
Leasehold improvements	692,837	621,713
Equipment	1,045,605	951,439
Furniture and fixtures	533,104	472,935

Total property and equipment	2,872,609	2,570,817
Less accumulated depreciation and amortization	1,367,308	1,123,065

Net property and equipment	1,505,301	1,447,752
Lease acquisition costs, net of accumulated amortization	44,227	51,450
Intangible assets, net of accumulated amortization	209,541	216,391
Goodwill	1,202,007	1,207,824
Other assets	63,066	80,495

Total assets	$6,503,046	$5,721,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,110,631	$1,092,172
Accrued expenses and other current liabilities	822,453	755,483
Debt maturing within one year	190,150	327,671

Total current liabilities	2,123,234	2,175,326
Long-term debt	567,433	732,041
Deferred tax liability	7,563	50,267
Other long-term obligations	141,916	104,862
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 527,121,843 shares at January 31, 2004 and 500,831,408 at February 1, 2003	316	299
Additional paid-in capital	1,933,379	1,484,833
Cumulative foreign currency translation adjustments	81,002	11,481
Retained earnings	2,209,302	1,719,091
Less: treasury stock at cost, 27,927,347 shares at January 31, 2004 and 27,724,578 shares at February 1, 2003	(561,099)	(556,812)

Total stockholders' equity	3,662,900	2,658,892

Total liabilities and stockholders' equity	$6,503,046	$5,721,388

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Sales	$13,181,222	$11,596,075	$10,744,373
Cost of goods sold and occupancy costs	9,559,123	8,652,593	8,173,880

Gross profit	3,622,099	2,943,482	2,570,493
Operating and other expenses:
Operating and selling	2,282,092	1,795,428	1,651,846
Pre-opening	9,639	8,746	13,685
General and administrative	524,094	454,501	379,505
Amortization of intangibles	7,986	2,135	—
Amortization of goodwill	—	—	6,584
Asset impairment and other charges	—	—	10,717
Store closure charge	—	—	50,092
Interest and other expense, net	20,176	20,609	27,219

Total operating and other expenses	2,843,987	2,281,419	2,139,648

Income before income taxes	778,112	662,063	430,845
Income tax expense	287,901	215,963	165,875

Net income	$490,211	$446,100	$264,970

Net income attributed to:
Staples, Inc. Stock	$490,211	$446,100	$185,110
Staples RD Stock	—	—	79,740
Staples.com Stock	—	—	120

	$490,211	$446,100	$264,970

Basic earnings per common share
Staples, Inc. Stock	$1.01	$0.96	$0.40

Staples RD Stock	$—	$—	$0.18

Staples.com Stock	$—	$—	$0.01

Diluted earnings per common share
Staples, Inc. Stock	$0.99	$0.94	$0.40

Staples RD Stock	$—	$—	$0.17

Staples.com Stock	$—	$—	$0.01

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar Amounts in Thousands)
For the Fiscal Years Ended January 31, 2004, February 1, 2003 and February 2, 2002

		Common
	Staples, Inc. Stock	Staples RD Stock	Staples.com Stock	Additional Paid-In Capital	Cumulative Translation Adjustments	Retained Earnings	Treasury Stock	Comprehensive Income
Balances at February 3, 2001	$—	$285	$8	$1,285,719	$(14,354)	$1,008,021	$(530,255)
Recapitalization of tracking stock	289	(285)	(8)	4	—	—	—	—
Issuance of common stock for stock options exercised	4	—	—	38,722	—	—	—	—
Tax benefit on exercise of options	—	—	—	14,339	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	6,478	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	2	—	—	14,823	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	3,580	—	—	—	—
Translation adjustments	—	—	—	—	(12,775)	—	—	(12,775)
Reissuance of Treasury Stock	—	—	—	59	—	—	21	—
Net income for the year	—	—	—	—	—	264,970	—	264,970
Purchase of treasury shares	—	—	—	—	—	—	(26,104)	—
Other	—	—	—	631	—	—	—	—

Balances at February 2, 2002	$295	$—	$—	$1,364,355	$(27,129)	$1,272,991	$(556,338)	$252,195

Issuance of common stock for stock options exercised	4	—	—	56,350	—	—	—	—
Tax benefit on exercise of options	—	—	—	21,722	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	7,977	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	—	—	14,881	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	18,861	—	—	—	—
Translation adjustments	—	—	—	—	38,610	—	—	38,610
Reissuance of Treasury Stock	—	—	—	54	—	—	18	—
Net income for the year	—	—	—	—	—	446,100	—	446,100
Purchase of treasury shares	—	—	—	—	—	—	(492)	—
Other	—	—	—	633	—	—	—	—

Balances at February 1, 2003	$299	$—	$—	$1,484,833	$11,481	$1,719,091	$(556,812)	$484,710

Equity Offering	8	—	—	252,964	—	—	—	—
Issuance of common stock for stock options exercised	8	—	—	121,545	—	—	—	—
Tax benefit on exercise of options	—	—	—	30,613	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	—	—	9,136	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	—	—	16,169	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	—	—	18,389	—	—	—	—
Translation adjustments	—	—	—	—	69,521	—	—	69,521
Reissuance of Treasury Stock	—	—	—	97	—	—	28	—
Net income for the year	—	—	—	—	—	490,211	—	490,211
Purchase of treasury shares	—	—	—	—	—	—	(4,315)	—
Other	—	—	—	(367)	—	—	—	—

Balances at January 31, 2004	$316	$—	$—	$1,933,379	$81,002	$2,209,302	$(561,099)	$559,732

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Operating activities:
Net income	$490,211	$446,100	$264,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,811	267,209	248,965
Asset impairment and other charges	—	—	10,717
Store closure charge	—	—	50,092
Deferred income taxes (benefit) expense	(13,725)	226	(80,370)
Other	36,434	35,767	19,278
Change in assets and liabilities, net of companies acquired:
(Increase) decrease in receivables	(4,218)	62,460	1,855
Decrease (increase) in merchandise inventories	147,130	(15,781)	148,687
Increase in prepaid expenses and other assets	(34)	(3,574)	(684)
(Decrease) increase in accounts payable	(27,266)	49,396	(23,614)
Increase in accrued expenses and other current liabilities	95,549	63,630	118,052
Increase in other long-term obligations	12,840	8,917	12,960

Net cash provided by operating activities	1,019,732	914,350	770,908
Investing activities:
Acquisition of property and equipment	(277,793)	(264,692)	(340,118)
Acquisition of businesses, net of cash acquired	(2,910)	(1,171,187)	—
Proceeds from sales and maturities of short-term investments	—	—	25,535
Purchase of short-term investments	(834,100)	(100,175)	—
Proceeds from sales and maturities of long-term investments	—	—	1,654
Purchase of long-term investments	—	—	(250)
Acquisition of lease rights	—	(347)	(2,568)

Net cash used in investing activities	(1,114,803)	(1,536,401)	(315,747)
Financing activities:
Proceeds from sale of capital stock	389,793	78,895	53,549
Proceeds from borrowings	—	730,897	522,110
Payments on borrowings	(325,235)	(95,235)	(800,194)
Repayments under receivables securitization agreement	(25,000)	—	(86,109)
Termination of interest rate swap agreement	—	—	18,027
Purchase of treasury stock	(4,287)	(474)	(26,083)

Net cash provided by (used in) financing activities	35,271	714,083	(318,700)
Effect of exchange rate changes on cash	21,376	9,033	(5,197)
Net (decrease) increase in cash and cash equivalents	(38,424)	101,065	131,264
Cash and cash equivalents at beginning of period	495,889	394,824	263,560

Cash and cash equivalents at end of period	$457,465	$495,889	$394,824

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is a leading office products distributor. Staples operates three business segments: North American Retail, North American Delivery and European Operations. The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and the Company's contract operations (Staples National Advantage and Staples Business Advantage). The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain, Italy and Sweden.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2003, 2002 and 2001 consisted of the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

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

        Short-term Investments:    Short-term investments, which primarily consist of market auction rate preferred stock and debt securities, are classified as "available for sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest and other expense, net.

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Trade receivables were $305.3 million at January 31, 2004 and $256.6 million at February 1, 2003. The balance at February 1, 2003 was net of accounts receivable securitized of $25.0 million. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions. Other non-trade receivables were $105.0 million at January 31, 2004 and $107.8 million at February 1, 2003 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

        In fiscal year 2000, Staples entered into a receivables securitization agreement under which it sold, through special purpose entities which were fully consolidated in Staples' financial statements, participating interests in non-interest bearing accounts receivable of Quill and the contract stationer business at a discount to an unrelated third party financier who purchased and received an ownership interest in these receivables. The transfers qualified for sales treatment under SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sold receivables under the receivables securitization agreement, the discount from the face amount of accounts receivable sold approximated the cost that Staples, selling to third party purchasers, would incur if it were to issue commercial paper backed by these accounts receivable. The discount was accounted for as a loss on the sale of receivables and was included in interest and other expense in the Consolidated Statements of Income. This discount totaled $0.6 million in fiscal year 2003 and $1.0 million in fiscal year 2002.

        The utilized balance under the receivables securitization agreement, $25.0 million at February 1, 2003, was not included in debt on the Consolidated Balance Sheets but rather reflected as a reduction of receivables. The receivables securitization program was terminated on December 29, 2003, and therefore, no receivables were sold subsequent to this date. As a result of renegotiating the termination provision, the third party financier sold its interest in the outstanding receivables, which represented $25.0 million, back to one of the special purpose entities. The remaining receivable balance is reflected in net receivables on the consolidated balance sheet as of January 31, 2004.

        Merchandise Inventories:    Merchandise inventories are valued at the lower of weighted-average cost or market value.

        Private Label Credit Card:    Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are non-recourse to Staples.

        Property and Equipment:    Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the estimated useful lives of the assets or the terms of the respective leases. The useful lives of depreciable assets are estimated to be: 40 years for buildings; the lesser of 10-15 years or term of lease for leasehold improvements; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-5 years.

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 31, 2004 and February 1, 2003 totaled $54.3 million and $46.8 million, respectively.

        Goodwill and Intangible Assets:    The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"), on February 3, 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill on February 3, 2002. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. In addition, annual impairment tests for indefinite lived intangible assets are also performed in the fourth quarter. As a result of the fourth quarter impairment analyses, management has determined that no impairment charges are required. Goodwill arising from business acquisitions was previously amortized on a straight-line basis over periods ranging from 20 to 40 years.

        The changes in the carrying amount of goodwill during the year ended January 31, 2004 are as follows (in thousands):

	Goodwill, net At February 1, 2003	2003 Additions	Purchase Price Adjustments	Goodwill, net At January 31, 2004
North American Retail	$37,109	$—	$—	$37,109
North American Delivery	389,279	—	(535)	388,744
European Operations	781,436	1,961	(7,243)	776,154

Consolidated	$1,207,824	$1,961	$(7,778)	$1,202,007

        A reconciliation of reported net earnings to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands):

	2003	2002	2001
Reported net earnings	$490,211	$446,100	$264,970
Add: Goodwill amortization, net of tax	—	—	6,003

Adjusted net earnings	$490,211	$446,100	$270,973

        Excluding goodwill amortization, pro forma earnings per share would have increased $0.01 per share for fiscal 2001.

        Intangible assets not subject to amortization, which include registered trademarks and trade names, were $144.1 million at January 31, 2004 and February 1, 2003; intangible assets subject to amortization, which include customer related intangible assets and non-competition agreements, were $76.8 million at January 31, 2004 and $75.6 million at February 1, 2003. Accumulated amortization for intangible assets subject to amortization was $11.4 million at January 31, 2004 and $3.4 million at February 1, 2003.

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

        Fair Value of Financial Instruments:    Pursuant to Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable approximate fair value because of their short-term nature and the carrying amounts of Staples' debt approximates fair value because of the Company's use of derivative instruments that qualify for hedge accounting.

        Revenue Recognition:    Revenue is recognized at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. Sales of extended service plans are administered by an unrelated third party. The unrelated third party is the legal obligor in most states and accordingly bears all performance obligations and risk of loss related to the service plans sold in such states. In such states, Staples recognizes a net commission revenue at the time of sale for the service plans. In certain states where Staples is the legal obligor, the revenues and direct expenses associated with the sale are deferred and recognized over the life of the service contract, which is typically one to five years.

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production costs. Direct catalog production costs included in prepaid and other assets totaled $29.6 million at January 31, 2004 and $22.7 million at February 1, 2003. Total advertising and marketing expense was $612.1 million, $559.8 million, and $556.7 million for fiscal years 2003, 2002 and 2001, respectively.

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

	2003	2002	2001
Risk free interest rate	2.6%	3.1%	4.5%
Expected dividend yield	0%	0%	0%
Expected stock volatility	43%	45%	37%
Expected life of options	5.0 years	5.0 years	4.0 years

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of SFAS No. 148's disclosure requirements, the amended and restated Employee Stock Purchase Plan is considered a compensatory plan. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information follows (in thousands, except for per share information):

	Fiscal Year Ended January 31, 2004 Staples, Inc.	Fiscal Year Ended February 1, 2003 Staples, Inc.
Net income as reported	$490,211	$446,100
Stock based compensation excluded from reported net income	40,000	33,316

Pro forma net income	$450,211	$412,784

Pro forma basic earnings per common share	$0.93	$0.88
Pro forma diluted earnings per common share	$0.91	$0.87
		26 Weeks Ended August 4, 2001
	26 Weeks Ended February 2, 2002 Staples, Inc.
		Staples RD	Staples.com
Net income as reported	$185,110	$79,740	$120
Stock based compensation excluded from reported net income	19,500	24,035	565

Pro forma net income (loss)	$165,610	$55,705	$(445)

Pro forma basic earnings (loss) per common share	$0.36	$0.12	$(0.06)
Pro forma diluted earnings (loss) per common share	$0.36	$0.12	$(0.06)

        The weighted-average fair values of options granted during fiscal years 2003, 2002 and 2001 were $7.27, $6.84 and $5.32, respectively.

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

        Derivative Instruments and Hedging Activities:    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

        New Accounting Pronouncements:    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted as of January 31, 2004. The adoption of this Interpretation had no impact on the Company's overall financial position and results of operations.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this Statement are effective for the Company for all derivatives and hedging activity entered into after June 30, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003. The adoption of this Statement had no impact on the Company's overall financial position and results of operations.

        In July 2003, the Emerging Issues Task Force discussed Issue No. 03-10 "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("Issue 03-10"). Issue 03-10 addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers (e.g. coupons). The Task Force reached a consensus in November 2003 that all vendor consideration received in the form of sales incentives should be recorded as a reduction of cost of goods sold when recognized in the reseller's financial statements, rather than an offset to the reduced sales price, if certain restrictive conditions are not met. This consensus is effective for the Company with new arrangements, including modifications to existing arrangements, that are entered into as of the beginning of fiscal 2004. The impact of this consensus on fiscal 2003 results will be restated with pro forma disclosure of the impact on periods prior to fiscal 2003. Management is in the process of evaluating the impact of adopting Issue 03-10 for fiscal 2004. The adoption of this consensus would result in a reclassification of incentives between sales and cost of goods sold, with no net impact on the Company's results of operations.

        Reclassifications:    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Change in Accounting Principle

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

        To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98.0 million ($61.7 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.13 per diluted share. This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the new accounting method resulted in reporting $246.6 million of the Company's cooperative advertising rebates earned in 2003 as cost of goods sold and occupancy costs, whereas these amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. In accordance with this consensus, prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs.

        The following summarizes the as reported and pro forma results for 2003, 2002 and 2001, assuming the retroactive application of this accounting principle as of February 3, 2001 (in thousands, except per share data):

	As Reported 52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Sales	$13,181,222	$11,596,075	$10,744,373
Cost of goods sold and occupancy costs	9,559,123	8,652,593	8,173,880

Gross profit	3,622,099	2,943,482	2,570,493
Operating and other expenses:
Operating and selling	2,282,092	1,795,428	1,651,846
Other expenses	561,895	485,991	487,802

Total operating and other expenses	2,843,987	2,281,419	2,139,648

Income before income taxes	778,112	662,063	430,845
Income tax expense	287,901	215,963	165,875

Net income	$490,211	$446,100	$264,970

Earnings per share:
Basic
Staples, Inc. Stock	$1.01	$0.96	$0.40

Staples RD Stock	—	—	$0.18

Staples.com Stock	—	—	$0.01

Diluted
Staples, Inc. Stock	$.99	$0.94	$0.40

Staples RD Stock	—	—	$0.17

Staples.com Stock	—	—	$0.01

	Pro Forma 52 Weeks Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Sales	$13,181,222	$11,596,075	$10,744,373
Cost of goods sold and occupancy costs	9,461,148	8,409,533	7,924,157

Gross profit	3,720,074	3,186,542	2,820,216
Operating and other expenses:
Operating and selling	2,282,092	2,038,488	1,901,569
Other expenses	561,895	485,991	487,802

Total operating and other expenses	2,843,987	2,524,479	2,389,371

Income before income taxes	876,087	662,063	430,845
Income tax expense	324,152	215,963	165,875

Pro forma net income	$551,935	$446,100	$264,970

Pro forma earnings per share:
Basic
Staples, Inc. Stock	$1.14	$0.96	$0.40

Staples RD Stock	—	—	$0.18

Staples.com Stock	—	—	$0.01

Diluted
Staples, Inc. Stock	$1.12	$0.94	$0.40

Staples RD Stock	—	—	$0.17

Staples.com Stock	—	—	$0.01

NOTE C Business Acquisitions

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

European Mail Order Businesses:

        On October 18, 2002, Staples acquired the European mail order businesses of Guilbert SA, a subsidiary of Pinault Printemps Redoute SA (the "European mail order acquisition"). The aggregate cash purchase price of 806 million Euros (approximately $788 million as of the acquisition date), net of cash acquired of $5.0 million and net of capital leases assumed of $12.9 million, was funded by the proceeds from the September 2002 offering of senior notes, the October 2002 364-Day Term Loan Agreement (see Note G) and cash from operations. The results of the businesses acquired have been included in the consolidated financial statements since that date. The acquired companies are reported as part of the European Operations segment for segment reporting. The European mail order acquisition allowed Staples to enter the fast-growing office supplies mail order market in France, Italy, Spain and Belgium and strengthened its mail order presence in the United Kingdom. The acquired European mail order businesses consist of leading direct mail office products sellers to small businesses in Europe operating under different brands in five countries: JPG and Bernard in France and Belgium, Sistemas Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy.

        In connection with the European mail order acquisition, Staples recorded $845.2 million of goodwill and intangible assets, net of fiscal 2003 purchase price adjustments, which were assigned to our European Operations segment. Staples also accrued for merger-related and integration costs of approximately $11.8 million, which consisted primarily of transaction related costs. As of January 31, 2004, approximately $10.1 million of payments have been charged against this accrual and $1.7 million remains accrued for these merger-related and integration costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including net purchase price adjustments of $7.2 million, which reduced goodwill, in 2003 (in thousands):

As of October 18, 2002
Current assets	$104,180
Property and equipment	42,156
Other assets	2,331
Intangible assets	211,820
Goodwill	633,361

Total assets acquired	993,848

Current liabilities	116,040
Long-term debt	12,669
Deferred tax liability	72,027
Other long-term liabilities	7,423

Total liabilities assumed	208,159

Net assets acquired	$785,689

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

        In connection with this acquisition, Staples recorded $349.5 million of goodwill and intangible assets, net of fiscal 2003 purchase price adjustments, which were assigned to our North American Delivery segment. Staples also accrued for merger-related and integration costs of approximately $7.0 million. As of January 31, 2004, approximately $2.5 million of payments have been charged against this accrual and approximately $4.5 million remains accrued for these merger-related and integration costs.

        In connection with the acquisition of MAP, the Company recorded $6.5 million of acquired intangible assets. Of this total, $5.9 million was assigned to trade names and trademarks which have indefinite lives and are not subject to amortization and $0.6 million was assigned to customer-related intangible assets that will be amortized over 10 years.

        Pro forma results of operations assuming the European mail order acquisition and the MAP acquisition occurred as of the beginning of fiscal 2002 have not been presented, as the inclusion of the results of operations for the acquired businesses would not have produced a material impact on the reported sales, net income or earnings per share of the Company.

NOTE D Asset Impairment and Other Charges

        During fiscal 2001, Staples committed to a plan related to workforce reductions and distribution and call center closures. As a result, the Company recognized charges totaling $10.7 million, comprised of $6.8 million of severance related to the elimination of positions in Staples' corporate offices and certain call centers and distribution centers and $3.9 million for net lease obligations and asset write-offs related to the closure of a fulfillment center, two call centers and a delivery office in the Company's North American Delivery segment. As of January 31, 2004, $0.8 million remains accrued for this charge.

NOTE E Store Closure Charge

        During fiscal 2001, Staples committed to a plan to close 31 underperforming stores and recorded a charge of $50.1 million related to these closings. This charge included $31.5 million for net lease obligations, $12.5 million for asset write-offs, $5.5 million for fees and other expenses and $0.6 million for severance related to the store closures. All of the store closures were completed during the first quarter of fiscal 2002. Management believes that the remaining accruals will be entirely utilized by 2009. The following is a rollforward of the 2001 store closure charges (in thousands):

	Balance at February 2, 2002	Charges Utilized in 2002	Balance at February 1, 2003	Charges Utilized in 2003	Balance at January 31, 2004
Lease terminations	$31,543	$(7,090)	$24,453	$(8,064)	$16,389
Severance	621	(621)	—	—	—
Legal and settlement costs	5,484	(879)	4,605	(733)	3,872

	$37,648	$(8,590)	$29,058	$(8,797)	$20,261

Asset write-offs	12,444

	$50,092

NOTE F Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	January 31, 2004	February 1, 2003
Taxes	$207,070	$189,590
Employee related	222,949	182,451
Acquisition and store closure reserves	58,128	85,673
Advertising and marketing	58,023	48,557
Other	276,283	249,212

Total	$822,453	$755,483

NOTE G Debt and Credit Agreements

        The major components of debt outstanding are as follows (in thousands):

	January 31, 2004	February 1, 2003
Notes due October 2012 (see below)	$325,000	$325,000
Senior Notes due August 2007 (see below)	200,000	200,000
Euro Notes due November 2004 (see below)	186,240	162,225
Lines of credit (see "Credit Agreements" below)	3,191	—
364-Day Term Loan (see "Credit Agreements" below)	—	325,000
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 2% to 5%; collateralized by the related equipment	12,791	14,892

	727,222	1,027,117
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	30,361	32,595
Less current portion	(190,150)	(327,671)

Net long-term debt	$567,433	$732,041

Debt maturing within one year consists of the following (in thousands):
364-Day Term Loan (see "Credit Agreements" below)	$—	$325,000
Euro Notes due November 2004 (see below)	186,240	—
Current portion of long-term debt	3,910	2,671

Total debt maturing within one year	$190,150	$327,671

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2004	$190,150
2005	3,583
2006	1,751
2007	201,578
2008	1,183
Thereafter	328,977

$727,222

        Future minimum lease payments under capital leases of $10.5 million, excluding $1.3 million of interest, are included in aggregate annual maturities shown above. In addition to capital leases assumed through acquisitions, Staples entered into new capital lease agreements totaling $1.0 million, $0.9 million and $3.7 million during fiscal years 2003, 2002 and 2001, respectively.

        Interest paid by Staples totaled $32.5 million, $17.8 million and $32.8 million for fiscal years 2003, 2002 and 2001, respectively. Capitalized interest totaled $0.1 million in fiscal year 2003, there was no capitalized interest in fiscal year 2002 and capitalized interest totaled $1.0 million in fiscal year 2001.

        Senior Notes:    Staples issued $200 million of senior notes (the "Senior Notes") on August 12, 1997, with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. The Senior Notes are due August 15, 2007. Staples has entered into interest rate swaps to turn the Senior Notes into variable rate obligations (see Note H).

        Notes:    On September 30, 2002, Staples completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the "Notes"). The Notes were sold in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended. Net proceeds to the Company were approximately $319.7 million. The Company used the net proceeds to finance a portion of the European mail order acquisition. Staples has entered into an interest rate swap to turn the Notes into variable rate obligations (see Note H). On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of these notes exchanged them for publicly tradable notes.

        Credit Agreements:    On June 21, 2002, Staples entered into a revolving credit facility (the "Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $600 million. The Credit Facility terminates in June 2006. Borrowings made pursuant to the Credit Facility bear interest at the lower of (a) the higher of the lead bank's prime rate or the federal funds rate plus 0.50%, (b) the Eurodollar rate plus a percentage spread based upon certain defined ratios, or (c) a competitive bid rate. The Credit Facility contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted debt to total capital ratio of 0.75 and an affirmative covenant that requires Staples to maintain at least $275 million of consolidated EBIT (as defined in the Credit Facility) for the Company's subsidiaries that guarantee the Credit Facility. As of January 31, 2004, no borrowings were outstanding under the Credit Facility, but $54.9 million of letters of credit were issued under the facility.

        On October 4, 2002, the Company entered into a $325 million 364-Day Term Loan Agreement (the "Term Loan") with a group of commercial banks. The Company used the Term Loan to finance a portion of the purchase price of the European mail order acquisition. The Term Loan was repaid in its entirety on May 2, 2003.

        Staples has available $70.0 million in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 31, 2004. In addition, Staples' European operations have a total of $81.3 million in available lines of credit, of which $3.2 million was outstanding as of January 31, 2004, and Staples' Canadian operations have a $7.5 million line of credit, which had no outstanding balance at January 31, 2004.

        Euro Notes:    Staples issued notes in the aggregate principal amount of 150 million Euros on November 15, 1999 (the "Euro Notes"). These notes bear interest at a rate of 5.875% per annum and are due on November 15, 2004. These notes have been designated as a foreign currency hedge on the Company's net investments in Euro denominated subsidiaries and gains or losses are recorded in the cumulative translation adjustment line in Stockholders' Equity. A foreign currency gain of $30.2 million, less $12.7 million in taxes, has been recorded in the cumulative translation adjustment line at January 31, 2004. Staples has entered into interest rate swaps to turn the Euro Notes into variable rate obligations (see Note H).

        Floating Rate Notes:    On May 24, 2000, Staples issued notes in the aggregate principal amount of $175 million. These notes came due on November 26, 2001 and were repaid in full on this date.

NOTE H Derivative Instruments and Hedging Activities

        Staples uses interest rate swaps to turn fixed rate debt into variable rate debt and currency swaps to fix the cash flows associated with debt denominated in a foreign currency and to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in achieving offsetting changes in fair value of the hedged items.

        Interest Rate Swaps:    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, to turn Staples' fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which is being amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At January 31, 2004, the new interest rate swap agreements had a fair value gain of $13.8 million, which was included in other assets.

        On November 15, 1999, Staples entered into an interest rate swap, for an aggregate notional amount of 150 million Euros, designed to turn Staples' fixed rate Euro Notes, issued on that same day, into a variable rate obligation. The swap agreement, scheduled to terminate on November 15, 2004, is designated as a fair value hedge of the Euro Notes. Under the interest rate swap agreement, Staples is entitled to receive annual interest payments at a fixed rate of approximately 5.875% and is required to make quarterly interest payments at a floating rate of the one month EURIBOR plus 1.1175%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At January 31, 2004, the interest rate swap agreement had a fair value gain of $4.7 million, which was included in other assets.

        On January 10, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples' Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At January 31, 2004, the interest rate swap agreement had a fair value gain of $0.9 million, which was included in other assets.

        Foreign Currency Swaps:    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive semi-annual payments on $200 million at a fixed rate of 7.125% and is obligated to make semi-annual interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses will be recorded in the cumulative translation adjustment line in stockholders' equity. At January 31, 2004, the currency swap had a fair value loss of $19.3 million, which was included in other long-term obligations. The corresponding foreign currency loss of $19.3 million, less $8.1 million in taxes, has been recorded in the cumulative translation adjustment line at January 31, 2004.

        In September 2002, Staples entered into a currency swap, for an aggregate notional amount of 120 million Canadian dollars. This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary. Upon maturity of this agreement, which occurred in two stages in 2003, Staples was obligated to pay a total of $75.3 million and receive a total of 120 million Canadian dollars. Prior to maturity, gains and losses on this foreign currency hedge were recorded to interest and other expense over the life of the agreement, which offset the gains and losses of the underlying hedged item.

        In November 2002, Staples entered into a currency swap, for an aggregate notional amount of 30 million Canadian dollars. This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary. Upon maturity of the agreement, which was in February 2003, Staples paid $18.9 million and received 30 million Canadian dollars. Prior to maturity, gains and losses on this foreign currency hedge were recorded to interest and other expense over the life of the agreement, which offset the gains and losses of the underlying hedged item.

NOTE I Commitments and Contingencies

        Staples leases certain retail and support facilities under long-term noncancellable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

        Other long-term obligations at January 31, 2004 include $90.0 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 6 retail stores not yet opened at January 31, 2004) and equipment leases under noncancellable operating leases are as follows (in thousands):

Fiscal Year:	Total
2004	$504,964
2005	484,560
2006	451,712
2007	421,610
2008	395,472
Thereafter	2,336,640

$4,594,958

        Rent expense approximated $480.0 million, $445.2 million, and $419.8 million for fiscal years 2003, 2002 and 2001, respectively.

        As of January 31, 2004, Staples had purchase obligations of $246.1 million, representing payments, including any applicable penalties, the Company would have been obligated to pay if it had terminated all of its purchase commitments on January 31, 2004. If all such purchase obligations were terminated on January 31, 2004, this amount would be required to be paid in fiscal 2004.

        Import letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 31, 2004, Staples had open letters of credit totaling $24.3 million.

        The Company is involved from time to time in litigation arising from the operation of its business. The Company does not believe that any such litigation, either alone or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

NOTE J Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2004	February 1, 2003
Deferred Tax Assets:
Deferred rent	$32,816	$29,466
Capitalized vendor money	30,933	—
Foreign tax credit carryforwards	35,511	33,808
Net operating loss carryforwards	10,576	28,517
Insurance	6,215	24,153
Employee benefits	20,737	22,410
Merger related charges	7,501	15,636
Store closure charge	13,468	20,596
Capital loss/asset write-downs	20,982	20,982
Unrealized loss on hedge instruments	20,788	—
Other—net	36,572	40,182

Total Deferred Tax Assets	236,099	235,750
Total Valuation Allowance	(45,987)	(68,813)

Net Deferred Tax Assets	190,112	166,937

Deferred Tax Liabilities:
Depreciation	(22,663)	(33,408)
Intangibles	(70,279)	(72,944)
Unrealized gain on hedge instruments	—	(6,843)
Other—net	(8,486)	(7,780)

Total Deferred Tax Liabilities	(101,428)	(120,975)

Net Deferred Tax Assets	$88,684	$45,962

        The gross deferred tax asset from tax loss carryforwards of $10.6 million represents approximately $166.1 million of net operating loss carryforwards, $7.3 million of which will expire in 2007 if not utilized. The remainder has an indefinite carryforward period. Of the total foreign tax credit carryforwards of $35.5 million, $22.3 million will expire in 2006 and $13.2 million will expire in 2007 if not utilized. The deferred tax asset from capital loss/asset write-down includes approximately $5.6 million, $14.0 million, and $8.6 million of capital loss carryforward that expire in 2006, 2007, and 2008, respectively. The deferred tax assets for these carryforwards have been partially reserved against due to the uncertainty of their realization. The decrease in the valuation allowance during the year is primarily attributable to the expiration of tax operating loss carryforwards.

        For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Pretax income:
United States	$648,179	$586,085	$366,918
Foreign	129,933	75,978	63,927

	$778,112	$662,063	$430,845

        The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Current tax expense:
Federal	$225,704	$155,421	$205,876
State	32,243	22,203	12,593
Foreign	43,679	38,113	27,776
Deferred tax (benefit) expense	(13,725)	226	(80,370)

Total income tax expense	$287,901	$215,963	$165,875

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.7	2.2	1.9
Effect of Foreign Taxes	(1.0)	0.1	0.9
Goodwill	—	—	0.5
Impaired assets	—	(4.4)	—
Other	0.3	(0.3)	0.2

Effective tax rate	37.0%	32.6%	38.5%

        The effective rate in any year is impacted by the geographic mix of earnings. The fiscal 2002 rate of 32.6% reflects the tax benefit of the asset impairment charge recognized in fiscal 2000 for Staples Communications.

        The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in the cumulative translation adjustment line in stockholders' equity.

        The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.

        Income tax payments were $282 million, $189 million and $169 million during fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $216.4 million as of January 31, 2004. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE K Employee Benefit Plans

Employee Stock Purchase Plan

        The amended and restated 1998 Employee Stock Purchase Plan authorizes a total of up to 8.4 million shares of common stock to be sold to participating employees. Participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.

Stock Award Plans

        Under Staples' 1992 Equity Incentive Plan, as amended and restated, Staples may use up to 124 million shares of common stock to grant to management and key employees incentive and nonqualified options and restricted stock, including Performance Accelerated Restricted Stock ("PARS"). As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

        Under Staples' 1990 Director Stock Option Plan, as amended and restated, Staples may use up to 3.4 million shares of common stock to grant options and restricted stock to non-employee directors. The exercise price of options granted is equal to the fair market value of Staples common stock on the date of grant. Options become exercisable in equal annual installments over four years and expire ten years from the date of grant, subject to earlier termination in the event the optionee ceases to serve as a director.

  Stock Options

        Information with respect to Staples' stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 3, 2001	51,770,602	$14.60
Granted	9,911,870	13.70
Exercised	(4,717,535)	6.80
Canceled	(5,702,358)	17.96

Outstanding at February 2, 2002	51,262,579	$15.35
Granted	9,968,929	14.76
Exercised	(6,319,366)	7.63
Canceled	(3,236,626)	17.32

Outstanding at February 1, 2003	51,675,516	$16.20
Granted	9,883,290	15.86
Exercised	(9,276,692)	10.86
Canceled	(2,319,537)	17.90

Outstanding at January 31, 2004	49,962,577	$17.23

        The following table summarizes information concerning currently outstanding and exercisable options for Staples common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $12.10	5,658,133	3.39	$8.93	5,639,941	$8.92
$12.11 - $14.62	7,967,861	7.08	$14.19	5,026,799	$14.14
$14.69 - $15.37	5,970,922	6.56	$15.17	4,799,886	$15.18
$15.38 - $15.94	6,869,768	8.47	$15.91	2,390,909	$15.92
$15.99 - $17.40	1,171,694	7.72	$17.20	541,103	$17.24
$17.60 - $18.35	8,718,110	9.38	$18.34	526,261	$18.27
$18.67 - $20.00	1,137,208	7.87	$19.65	491,311	$19.65
$20.03 - $20.08	6,711,284	4.43	$20.08	6,692,835	$20.08
$20.19 - $30.94	5,704,327	5.85	$27.80	5,003,308	$28.31
$31.63 - $33.56	53,270	5.14	$33.48	53,270	$33.48

$0.00 - $33.56	49,962,577	6.73	$17.23	31,165,623	$17.29

        The number of exercisable shares was 31.2 million shares of Staples Stock at January 31, 2004, 31.3 million shares of Staples Stock at February 1, 2003, and 27.1 million shares of Staples Stock at February 2, 2002.

  Restricted Stock

        On January 26, 2004, the Company issued 930,000 shares of restricted stock with a weighted average fair market value of $26.32 per share. The shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest, with 730,000 of these shares vesting on January 26, 2007 and 200,000 of these shares vesting on February 1, 2006. On December 8, 2003, the Company issued 21,400 shares of restricted stock with a weighted average fair market value of $26.06 per share. The shares are restricted in that they are not transferable until they vest at the end of 60 months. On July 3, 2003, the Company issued 60,000 shares of restricted stock with a weighted average fair market value of $18.66 per share. The shares are restricted in that they are not transferable until they vest at the end of three years. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, shares of restricted stock will be forfeited and returned to Staples. In connection with the issuance of restricted stock in fiscal 2003, Staples included $0.9 million in compensation expense.

        On February 3, 2002, the Company issued 300,000 shares of restricted stock with a weighted average fair market value of $17.93 per share. The shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. 167,000 shares vested on March 1, 2004, and the remaining 133,000 shares will vest on the earlier of February 1, 2005 or a change in control of the Company. Subject to limited exceptions, if the employee who received the restricted stock leaves Staples prior to the vesting date for any reason, shares of restricted stock will be forfeited and returned to Staples. In connection with the issuance of the restricted stock, Staples included $2.7 million in compensation expense in each of fiscal years 2003 and 2002.

  Performance Accelerated Restricted Stock ("PARS")

        PARS are shares of Staples common stock granted under the Company's Equity Incentive Plan and Director Stock Option Plan to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (i.e., they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. Subject to limited exceptions, if the employee leaves

Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, PARS will be forfeited by the employee or director, as the case may be, and will be returned to Staples. Once PARS have vested, they become unrestricted and may be transferred and sold.

        As of January 31, 2004, Staples had 771,000 and 687,000 PARS that were issued during fiscal years 2003 and 2002, respectively. PARS issued in fiscal year 2003 have a weighted-average fair market value of $26.06 and initially vest on April 1, 2008 or will accelerate on April 1, 2005, 2006 or 2007. PARS issued in fiscal year 2002 have a weighted- average fair market value of $13.74 and will vest on May 1, 2004 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 31, 2004. PARS issued in fiscal year 2000 have a weighted-average fair market value of $14.35 and will vest on February 1, 2005. PARS issued in fiscal year 1999 have a weighted average fair market value of $21.40 and vested on February 1, 2004.

        In connection with the issuance of PARS, Staples included $15.1 million, $16.2 million and $3.6 million in compensation expense for fiscal years 2003, 2002 and 2001, respectively.

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

        In connection with these plans, Staples included approximately $8.5 million, $6.1 million and $6.0 million in expense for fiscal years 2003, 2002 and 2001.

NOTE L Stockholders' Equity

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

        On June 4, 2003, the Company issued and sold 13,800,000 shares of its common stock in a public offering for a purchase price of $18.89 per share, including 1,800,000 shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $253.0 million. The offering proceeds were used for working capital and general corporate purposes.

        At January 31, 2004, 58.9 million shares of common stock were reserved for issuance under Staples' equity incentive, 401(k), employee stock purchase and director stock option plans.

NOTE M Computation of Earnings per Common Share

        Subsequent to the Recapitalization in August 2001, the Company calculates earnings per share for a single class of stock, Staples, Inc. Stock. Accordingly, earnings per share has been presented for Staples, Inc. Stock for the fiscal years ended January 31, 2004 and February 1, 2003 and the six months ended February 2, 2002. Prior to the Recapitalization, the Company had calculated earnings per share under the two class method for Staples RD Stock and Staples.com Stock. Therefore, earnings per share has been presented for Staples RD Stock and Staples.com Stock for the six months ended August 4, 2001 (in thousands, except per share data):

	Fiscal Year Ended January 31, 2004 Staples, Inc.	Fiscal Year Ended February 1, 2003 Staples, Inc.
Numerator:
Net income	$490,211	$446,100
Denominator:
Weighted-average common shares outstanding	483,966	466,768
Effect of dilutive securities:
Employee stock options and restricted stock	9,525	5,927

Weighted-average shares assuming dilution	493,491	472,695

Basic earnings per common share	$1.01	$0.96

Diluted earnings per common share	$0.99	$0.94

		26 Weeks Ended August 4, 2001
	26 Weeks Ended February 2, 2002 Staples, Inc.
		Staples RD	Staples.com
Numerator:
Net income	$185,110	$79,740	$120
Denominator:
Weighted-average common shares outstanding	460,362	455,399	7,980
Effect of dilutive securities:
Employee stock options and restricted stock	6,129	5,980	1,839

Weighted-average shares assuming dilution	466,491	461,379	9,819

Basic earnings per common share	$0.40	$0.18	$0.01

Diluted earnings per common share	$0.40	$0.17	$0.01

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 3.7 million shares of Staples, Inc. stock were excluded from the calculation of diluted earnings per share for the fiscal year ended January 31, 2004; options to purchase 15.6 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the fiscal year ended February 1, 2003; options to purchase 17.5 million shares of Staples, Inc. Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 2, 2002; and options to purchase 15.8 million shares of Staples RD Stock and 3.7 million shares of Staples.com Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended August 4, 2001.

NOTE N Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery, and European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples' contract stationer operations (Staples National Advantage and Staples Business Advantage). The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy, Germany and Sweden.

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

        The following is a summary of significant accounts and balances by reportable segment for fiscal years 2003, 2002 and 2001 (in thousands):

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
Sales:
North American Retail	$7,841,346	$7,166,105	$6,914,219
North American Delivery	3,740,969	3,389,625	3,008,618
European Operations	1,598,907	1,040,345	796,356

Total	$13,181,222	$11,596,075	$10,719,193
Divested Businesses	—	—	25,180

Consolidated	$13,181,222	$11,596,075	$10,744,373

Business Unit Income/(Loss):
North American Retail	$523,612	$413,895	$321,364 (1)
North American Delivery	308,305	265,055	205,630
European Operations	64,346	3,722	(6,584)

Total	$896,263	$682,672	$520,410
Divested Businesses	—	—	(1,537)

Consolidated	$896,263	$682,672	$518,873

Depreciation & Amortization:
North American Retail	$188,030	$184,270	$172,612
North American Delivery	54,631	55,673	51,946
European Operations	40,150	27,266	24,407

Total	$282,811	$267,209	$248,965
Divested Businesses	—	—	—

Consolidated	$282,811	$267,209	$248,965

Capital Expenditures:
North American Retail	$149,500	$179,856	$218,504
North American Delivery	78,449	38,170	75,246
European Operations	49,844	46,666	46,368

Total	$277,793	$264,692	$340,118
Divested Businesses	—	—	—

Consolidated	$277,793	$264,692	$340,118

(1)
Includes a $7.4 million charge for the write-down of inventory at 31 stores closed in the first quarter of 2002.

        The following is a reconciliation of business unit income to income before income taxes for fiscal years ended 2003, 2002 and 2001 (in thousands):

	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002
Total business unit income	$896,263	$682,672	$518,873
Asset impairment and other charges	—	—	(10,717)
Store closure charge	—	—	(50,092)
Interest and other expense, net	(20,176)	(20,609)	(27,219)
Impact of change in accounting principle	(97,975)	—	—

Income before income taxes	$778,112	$662,063	$430,845

	January 31, 2004	February 1, 2003
Assets:
North American Retail	$3,169,210	$2,835,460
North American Delivery	1,523,361	1,239,886
European Operations	1,845,359	1,662,604

Total	6,537,930	5,737,950
Elimination of intercompany receivables	(34,884)	(16,562)

Total consolidated assets	$6,503,046	$5,721,388

	January 31, 2004	February 1, 2003
Long-lived Assets:
North America	$1,699,788	$1,699,859
Europe	1,261,288	1,223,558

Consolidated Total	$2,961,076	$2,923,417

NOTE O Guarantor Subsidiaries

        Under the terms of the Company's Senior Notes and Notes, certain subsidiaries guarantee repayment of the debt. The Senior Notes and the Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, Inc. and certain of its subsidiaries, Staples the Office Superstore East, Inc. and Staples Contract & Commercial, Inc., all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Senior Notes and the Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$111,274	$55,507	$290,684	$—	$457,465
Short-term investments	924,275	—	10,000	—	934,275
Merchandise inventories	—	944,243	521,746	—	1,465,989
Other current assets	101,546	201,922	317,707	—	621,175

Total current assets	1,137,095	1,201,672	1,140,137	—	3,478,904
Net property, equipment and other assets	177,275	908,578	736,282	—	1,822,135
Goodwill, net of amortization	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	578,236	2,013,603	937,925	(3,529,764)	—

Total assets	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Total current liabilities	$442,310	$967,343	$713,581	$—	$2,123,234
Total long-term liabilities	(13,169)	598,563	131,518	—	716,912
Total stockholders' equity	1,604,035	2,603,724	2,984,905	(3,529,764)	3,662,900

Total liabilities and stockholders' equity	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$290,400	$57,519	$147,970	$—	$495,889
Short-term investments	100,175	—	—	—	100,175
Merchandise inventories	483	1,082,069	472,653	—	1,555,205
Other current assets	109,058	87,289	369,860	—	566,207

Total current assets	500,116	1,226,877	990,483	—	2,717,476
Net property, equipment and other assets	211,342	917,155	667,591	—	1,796,088
Goodwill, net of amortization	138,609	45,777	1,023,438	—	1,207,824
Investment in affiliates and intercompany, net	921,612	1,771,951	(446,144)	(2,247,419)	—

Total assets	$1,771,679	$3,961,760	$2,235,368	$(2,247,419)	$5,721,388

Total current liabilities	$416,734	$1,091,799	$666,793	$—	$2,175,326
Total long-term liabilities	243,174	597,795	46,201	—	887,170
Total stockholders' equity	1,111,771	2,272,166	1,522,374	(2,247,419)	2,658,892

Total liabilities and stockholders' equity	$1,771,679	$3,961,760	$2,235,368	$(2,247,419)	$5,721,388

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$8,930,727	$4,250,495	$13,181,222
Cost of goods sold and occupancy costs	1,309	6,553,425	3,004,389	9,559,123

Gross profit	(1,309)	2,377,302	1,246,106	3,622,099
Operating and other expenses	16,296	1,889,275	938,416	2,843,987

Income before income taxes	(17,605)	488,027	307,690	778,112
Income tax expense	—	185,984	101,917	287,901

Net income (loss)	$(17,605)	$302,043	$205,773	$490,211

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$8,267,822	$3,328,253	$11,596,075
Cost of goods sold and occupancy costs	1,054	6,215,784	2,435,755	8,652,593

Gross profit	(1,054)	2,052,038	892,498	2,943,482
Operating and other expenses	22,972	1,609,334	649,113	2,281,419

Income before income taxes	(24,026)	442,704	243,385	662,063
Income tax expense	—	131,349	84,614	215,963

Net income (loss)	$(24,026)	$311,355	$158,771	$446,100

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$7,882,153	$2,862,220	$10,744,373
Cost of goods sold and occupancy costs	702	6,032,625	2,140,553	8,173,880

Gross profit	(702)	1,849,528	721,667	2,570,493
Operating and other expenses	23,050	1,582,170	534,428	2,139,648

Income before income taxes	(23,752)	267,358	187,239	430,845
Income tax expense	—	106,901	58,974	165,875

Net income (loss)	$(23,752)	$160,457	$128,265	$264,970

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$601,508	$204,795	$213,429	$1,019,732
Investing activities:
Acquisition of property, equipment and lease rights	(21,092)	(177,520)	(79,181)	(277,793)
Acquisition of businesses, net of cash acquired	—	—	(2,910)	(2,910)
Purchase of short-term investments	(824,100)	—	(10,000)	(834,100)

Cash used in investing activities	(845,192)	(177,520)	(92,091)	(1,114,803)
Financing activities:
Payments on borrowings	(325,235)	(25,000)	—	(350,235)
Proceeds from borrowings and other	389,793	(4,287)	—	385,506

Cash provided by (used in) financing activities	64,558	(29,287)	—	35,271
Effect of exchange rate changes on cash	—	—	21,376	21,376

Net (decrease) increase in cash	(179,126)	(2,012)	142 714	(38,424)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889

Cash and cash equivalents at end of period	$111,274	$55,507	$290,684	$457,465

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$654,968	$161,288	$98,094	$914,350
Investing activities:
Acquisition of property, equipment and lease rights	(17,609)	(157,104)	(90,326)	(265,039)
Acquisition of businesses, net of cash acquired	(1,171,187)	—	—	(1,171,187)
Purchase of short-term investments	(100,175)	—	—	(100,175)

Cash used in investing activities	(1,288,971)	(157,104)	(90,326)	(1,536,401)
Financing activities:
Payments on borrowings	(20,235)	(75,000)	—	(95,235)
Proceeds from borrowings and other	718,296	74,526	16,496	809,318

Cash provided by (used in) financing activities	698,061	(474)	16,496	714,083
Effect of exchange rate changes on cash	—	—	9,033	9,033

Net increase in cash	64,058	3,710	33,297	101,065
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$290,400	$57,519	$147,970	$495,889

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended February 2, 2002
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$310,570	$286,135	$174,203	$770,908
Investing activities:
Acquisition of property, equipment and lease rights	(37,548)	(189,888)	(115,250)	(342,686)
Other	26,939	—	—	26,939

Cash used in investing activities	(10,609)	(189,888)	(115,250)	(315,747)
Financing activities:
Payments on borrowings	(784,471)	(86,109)	(15,723)	(886,303)
Proceeds from borrowings and other	568,027	(8,384)	7,960	567,603

Cash used in financing activities	(216,444)	(94,493)	(7,763)	(318,700)
Effect of exchange rate changes on cash	—	—	(5,197)	(5,197)

Net increase in cash	83,517	1,754	45,993	131,264
Cash and cash equivalents at beginning of period	142,825	52,055	68,680	263,560

Cash and cash equivalents at end of period	$226,342	$53,809	$114,673	$394,824

NOTE P Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 31, 2004
Sales	$3,146,757	$2,868,527	$3,484,784	$3,681,155
Gross Profit	742,833	787,039	987,667	1,104,559
Net income	24,756	87,792	165,774	211,888
Basic earnings per common share	$0.05	$0.18	$0.34	$0.43
Diluted earnings per share	$0.05	$0.18	$0.33	$0.42
	First Quarter(2)	Second Quarter(3)	Third Quarter(3)	Fourth Quarter(3)
Fiscal Year Ended February 1, 2003
Sales	$2,744,766	$2,426,475	$3,089,725	$3,335,109
Gross Profit	659,918	597,962	802,814	882,788
Net income	93,869	59,555	128,018	164,658
Basic earnings per common share	$0.20	$0.13	$0.27	$0.35
Diluted earnings per share	$0.20	$0.13	$0.27	$0.35

(1)
Results of operations for this period reflect a $61.7 million non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by Issue 02-16 (see Note B).

(2)
Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communication (see Note J).

(3)
Results of operations for this period include the results of Medical Arts Press since its acquisition on July 17, 2002 and the result of the European mail order businesses since their acquisition on October 18, 2002 (see Note C).

APPENDIX D

EXHIBIT INDEX

EXHIBIT			DESCRIPTION OF EXHIBIT
2.1	(4)	—	Sale and Purchase Agreement, dated as of August 21, 2002, by and between the Company and Guilbert, SA.
3.1	(2)	—	Second Restated Certificate of Incorporation of the Company
3.2	(7)	—	Amended and Restated By-laws of the Company
4.1	(13)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.2	(11)	—	First Supplemental Indenture (Senior Notes), entered into as of January 15, 1998, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries and Marine Midland Bank
4.3	+	—	Second Supplemental Indenture (Senior Notes), entered into as of October 27, 2000, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries, the Initial Guarantor Subsidiaries and the Chase Manhattan Bank
4.4	(10)	—	Indenture, dated as of November 15, 1999, for the 150,000,000 Euro 5.875% Notes due November 15, 2004, by and among the Company, the Guarantor Subsidiaries and the Chase Manhattan Bank
4.5	+	—	First Supplemental Indenture (Euro Notes), entered into as of October 27, 2000, to Indenture, dated as of November 15, 1999, by and among the Company, the Guarantor Subsidiaries, the Initial Guarantor Subsidiaries and the Chase Manhattan Bank
4.6	(3)	—	Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA
10.1	(2)*	—	Amended and Restated 1990 Director Stock Option Plan
10.2	(6)*	—	Amended and Restated 1992 Equity Incentive Plan
10.3	(12)*	—	1997 United Kingdom Company Share Option Scheme
10.4	(2)*	—	Executive Officer Incentive Plan
10.5	(2)*	—	1997 UK Savings Related Share Option Scheme
10.6	(2)*	—	International Employee Stock Purchase Plan
10.7	(2)*	—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg
10.8	*+	—	First Amendment to Employment Agreement, dated January 26, 2004, by and between the Company and Thomas G. Stemberg
10.9	(2)*	—	Offer Letter, dated August 13, 2001, by and between the Company and Basil L. Anderson
10.10	(1)*	—	Offer Letter, dated July 30, 2003, by and between the Company and Mike A. Miles
10.11	(2)*	—	Severance Benefits Agreement, dated September 9, 1996, by and between the Company and John J. Mahoney
10.12	(2)*	—	Agreement to Extend Term of Severance Benefits Agreement, dated October 14, 2000, by and between the Company and John J. Mahoney
10.13	(5)	—	Revolving Credit Agreement, dated as of June 21, 2002, by and among the Company, Fleet National Bank and the banks named therein
10.14	+	—	Amendment No. 1, dated as of May 22, 2003, to the Revolving Credit Agreement, dated as of June 21, 2002, by and among the Company, Fleet National Bank and the banks named therein
10.15	+	—	Amendment No. 2, dated as of December 22, 2003, to the Revolving Credit Agreement, dated as of June 21, 2002, by and among the Company, Fleet National Bank and the banks named therein
10.16	(3)	—	364 Day Term Loan Agreement, dated as of October 4, 2002, by and among the Company, the lenders named therein and Fleet National Bank, as agent
10.17	(8)	—	Receivables Purchase Agreement, dated as of October 27, 2000, by and among Lincolnshire Funding, LLC, the Company, Corporate Receivables Corporation and Citicorp North America, Inc.
10.18	+	—	Termination Agreement, dated December 29, 2003, by and among CRC Funding, LLC, Citibank, N.A., LloydsTSB Bank plc, Citicorp North America, Inc., Lincolnshire Funding, LLC and the Company
10.19	(9)*	—	Form of Agreement Not To Compete signed by executive officers of the Company

D-1

10.20	(15)*	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.21	(14)*	—	Form of Severance Benefits Agreement signed by executive officers of the Company
14.1	+	—	Code of Ethics of the Company
21.1	+	—	Subsidiaries of the Company
23.1	+	—	Consent of Ernst & Young LLP, Independent Auditors
31.1	+	—	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	—	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	—	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	—	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter ended November 1, 2003 (File No. 0-17586).
(2)
Incorporated by reference from the Form 10-K for the fiscal year ended February 1, 2003 (File No. 0-17586).
(3)
Incorporated by reference from the Form 8-K filed on October 8, 2002 (File No. 0-17586).
(4)
Incorporated by reference from the Form 8-K filed on August 22, 2002 (File No. 0-17586).
(5)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 0-17586).
(6)
Incorporated by reference from the Proxy Statement filed on April 6, 2001 (File No. 0-17586).
(7)
Incorporated by reference from the Form 10-K for the fiscal year ended February 3, 2001 (File No. 0-17586).
(8)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 0-17586).
(9)
Incorporated by reference from the Form 10-K for the fiscal year ended January 29, 2000 (File No. 0-17586).
(10)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 0-17586).
(11)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-17586).
(12)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 0-17586).
(13)
Incorporated by reference from the Registration Statement on Form S-3 (File No. 333-31249).
(14)
Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (File No. 0-17586).
(15)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 0-17586).
*
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 15(c) of Form 10-K.
+
Filed herewith.

D-2

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
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