Form 10-Q
period 2004-05-01
STAPLES INC
filed 2004-05-18
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 1, 2004

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

Yes    ☒           No    ☐

The registrant had 497,400,923 shares of Staples common stock outstanding as of May 14, 2004.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
May 1, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	May 1, 2004 (Unaudited)	January 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$389,818	$457,465
Short-term investments	1,028,475	934,275
Receivables, net	411,490	410,330
Merchandise inventories, net	1,377,415	1,465,989
Deferred income taxes	98,011	96,247
Prepaid expenses and other current assets	101,647	114,598
Total current assets	3,406,856	3,478,904

Property and equipment:
Land and buildings	598,684	601,063
Leasehold improvements	688,823	692,837
Equipment	1,056,703	1,045,605
Furniture and fixtures	539,684	533,104
Total property and equipment	2,883,894	2,872,609
Less accumulated depreciation and amortization	1,408,642	1,367,308
Net property and equipment	1,475,252	1,505,301

Lease acquisition costs, net of accumulated amortization	45,230	44,227
Intangible assets, net of accumulated amortization	207,553	209,541
Goodwill	1,202,007	1,202,007
Other assets	57,097	63,066
Total assets	$6,393,995	$6,503,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,058,596	$1,110,631
Accrued expenses and other current liabilities	849,039	822,453
Debt maturing within one year	180,920	190,150
Total current liabilities	2,088,555	2,123,234

Long-term debt	549,871	567,433
Deferred income taxes	12,888	7,563
Other long-term obligations	148,985	141,916

Stockholders’ equity:
Preferred stock - authorized 5,000,000 shares of $.01 par value; no shares issued	—	—
Common stock - authorized 2,100,000,000 shares of $.0006 par value; issued 528,883,406 shares at May 1, 2004 and 527,121,843 shares at January 31, 2004	317	316
Additional paid-in capital	1,968,224	1,933,379
Cumulative foreign currency translation adjustments	61,373	81,002
Retained earnings	2,235,480	2,209,302
Treasury stock at cost - 32,225,898 shares at May 1, 2004, and 27,927,347 shares at January 31, 2004	(671,698)	(561,099)
Total stockholders’ equity	3,593,696	3,662,900
Total liabilities and stockholders’ equity	$6,393,995	$6,503,046

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	May 1, 2004	May 3, 2003

Sales	$3,452,155	$3,091,288
Cost of goods sold and occupancy costs	2,516,530	2,379,211
Gross profit	935,625	712,077

Operating and other expenses:
Operating and selling	585,597	536,156
Pre-opening	1,683	1,237
General and administrative	144,442	126,506
Amortization of intangibles	1,989	1,943
Interest and other expense, net	3,912	6,940
Total operating and other expenses	737,623	672,782

Income before income taxes	198,002	39,295
Income tax expense	72,271	14,539
Net income	$125,731	$24,756

Earnings Per Share:

Basic earnings per common share	$0.25	$0.05

Diluted earnings per common share	$0.25	$0.05

Dividends declared per common share	$0.20	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Operating Activities:
Net income	$125,731	$24,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,639	70,798
Deferred tax benefit	(2,542)	(37,461)
Other	12,144	13,792
Changes in assets and liabilities:
Increase in receivables	(5,953)	(28,043)
Decrease in merchandise inventories	74,609	121,111
Decrease in prepaid expenses and other assets	12,984	9,254
Decrease in accounts payable	(41,730)	(98,487)
Decrease in accrued expenses and other liabilities	(62,592)	(97,852)
Increase in other long-term obligations	2,558	1,798
Net cash provided by (used in) operating activities	182,848	(20,334)

Investing Activities:
Acquisition of property and equipment	(55,140)	(43,876)
Purchases of short-term investments	(94,205)	—
Proceeds from the sale of short-term investments	—	95,175
Net cash (used in) provided by investing activities	(149,345)	51,299

Financing Activities:
Proceeds from sale of capital stock	18,912	15,825
Payments on borrowings	(2,557)	(326,427)
(Purchase) reissuance of treasury stock	(110,599)	24
Net cash used in financing activities	(94,244)	(310,578)

Effect of exchange rate changes on cash and cash equivalents	(6,906)	4,743

Net decrease in cash and cash equivalents	(67,647)	(274,870)
Cash and cash equivalents at beginning of period	457,465	495,889
Cash and cash equivalents at end of period	$389,818	$221,019

Supplemental Non Cash Financial Activity:
Cash dividend payable on common stock	$99,553	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks ending May 1, 2004 (also referred to as the “first quarter of 2004”) and the period covering the thirteen weeks ending May 3, 2003 (also referred to as the “first quarter of 2003”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

Note B  – Changes in Accounting Principles

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g. coupons). Under Issue 03-10, all vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. The fiscal 2003 results have been reclassified to comply with Issue 03-10.  In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales.  These reclassifications had no impact on net income.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  To record the application of Issue 02-16 in the first quarter of 2003, the Company recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes, or $0.13 per diluted share) as an increase to cost of goods sold and occupancy costs.

The following summarizes the as reported results for the first quarter of 2004 and the pro forma results for the first quarter of 2003, assuming the retroactive application of Issue 02-16 as of February 2, 2002 (in thousands, except per share data):

	As Reported 13 Weeks Ended May 1, 2004	Pro Forma 13 Weeks Ended May 3, 2003

Sales	$3,452,155	$3,091,288
Cost of goods sold and occupancy costs	2,516,530	2,281,236
Gross profit	935,625	810,052
Operating and other expenses:
Operating and selling	585,597	536,156
Other expenses	152,026	136,626
Total operating and other expenses	737,623	672,782

Income before income taxes	198,002	137,270
Income tax expense	72,271	50,790
Net income	$125,731	$86,480
Earnings per share:
Basic	$.25	$.18
Diluted	$.25	$.18

Note C – Employee Benefit Plans

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

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net income as reported	$125,731	$24,756
Stock based compensation excluded from reported net income	9,638	7,472
Pro forma net income	$116,093	$17,284

Pro forma basic earnings per common share	$0.23	$0.04
Pro forma diluted earnings per common share	$0.23	$0.04

Note D - Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments, which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net income	$125,731	$24,756
Other comprehensive income:
Foreign currency translation adjustments, net	(19,629)	2,774
Total comprehensive income	$106,102	$27,530

Note E – Debt and Credit Agreements

On March 28, 2003, Staples completed an exchange offer pursuant to which the holders of its 7.375% senior notes due October 2012 (the “Notes”) exchanged privately placed notes for publicly tradable notes.  Staples sold $325 million principal amount of the Notes in September 2002 in a private placement to qualified institutional investors pursuant to Rule 144A and Regulation S of the Securities Act of 1933, as amended, with net proceeds to the Company of approximately $319.7 million.  The Company used the net proceeds to finance a portion of the 2002 acquisition of multiple European mail order businesses. Staples has entered into an interest rate swap to convert the Notes into variable rate obligations.

On May 2, 2003, Staples repaid, in its entirety, its $325 million 364-Day Term Loan Agreement that it entered into on October 4, 2002.

Note F – Issuance of Common Stock

On June 4, 2003, the Company issued and sold 13,800,000 shares of its common stock in a public offering for a purchase price of $18.89 per share, including 1,800,000 shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $252.9 million. The offering proceeds were used for working capital and general corporate purposes.

Note G - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2004 and 2003 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Numerator:
Net income	$125,731	$24,756
Denominator:
Weighted-average common shares outstanding	495,193	470,930
Effect of dilutive securities:
Employee stock options and restricted stock	11,264	6,891
Weighted-average common shares outstanding assuming dilution	506,457	477,821

Basic earnings per common share	$0.25	$0.05
Diluted earnings per common share	$0.25	$0.05

Note H - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and European Operations.  Staples’ North American Retail segment consists of the U.S and Canadian business units that operate office supply stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery, Quill and Staples’ contract stationer operations.  The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, The Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Spain, Italy, Germany and Sweden.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and other charges (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2004 and 2003 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Sales:
North American Retail	$1,982,383	$1,798,761
North American Delivery	1,007,916	908,011
European Operations	461,856	384,516
Total sales	$3,452,155	$3,091,288

Business Unit Income:
North American Retail	$106,114	$75,703
North American Delivery	73,105	58,912
European Operations	22,695	9,595
Total business unit income	$201,914	$144,210
Interest and other expense, net	(3,912)	(6,940)
Impact of change in accounting principle		(97,975)
Income before income taxes	$198,002	$39,295

Note I - Guarantor Subsidiaries

Under the terms of the Company’s Notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the first quarter of 2004 and 2003.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of May 1, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78,442	$38,532	$272,844	$—	$389,818
Short-term investments	996,575	—	31,900	—	1,028,475
Merchandise inventories	—	879,067	498,348	—	1,377,415
Other current assets	82,945	212,170	316,033	—	611,148
Total current assets	1,157,962	1,129,769	1,119,125	—	3,406,856
Net property, equipment and other assets	176,745	891,464	716,923	—	1,785,132
Goodwill	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	366,463	1,663,831	961,429	(2,991,723)	—
Total assets	$1,841,740	$3,730,841	$3,813,137	$(2,991,723)	$6,393,995

Total current liabilities	$454,728	$951,132	$682,695	$—	$2,088,555
Total long-term liabilities	(18,409)	598,824	131,329	—	711,744
Total stockholders’ equity	1,405,421	2,180,885	2,999,113	(2,991,723)	3,593,696
Total liabilities and stockholders’ equity	$1,841,740	$3,730,841	$3,813,137	$(2,991,723)	$6,393,995

Condensed Consolidating Balance Sheet

As of January 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$111,274	$55,507	$290,684	$—	$457,465
Short-term investments	924,275	—	10,000	—	934,275
Merchandise inventories	—	944,243	521,746	—	1,465,989
Other current assets	101,546	201,922	317,707	—	621,175
Total current assets	1,137,095	1,201,672	1,140,137	—	3,478,904
Net property, equipment and other assets	177,275	908,578	736,282	—	1,822,135
Goodwill	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	578,236	2,013,603	937,925	(3,529,764)	—
Total assets	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Total current liabilities	$442,310	$967,343	$713,581	$—	$2,123,234
Total long-term liabilities	(13,169)	598,563	131,518	—	716,912
Total stockholders’ equity	1,604,035	2,603,724	2,984,905	(3,529,764)	3,662,900
Total liabilities and stockholders’ equity	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Condensed Consolidating Statement of Income

For the 13 weeks ended May 1, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,307,785	$1,144,370	$3,452,155
Cost of goods sold and occupancy costs	512	1,712,464	803,554	2,516,530
Gross profit	(512)	595,321	340,816	935,625
Operating and other expenses	29,768	482,200	225,655	737,623
Income (loss) before income taxes	(30,280)	113,121	115,161	198,002
Income tax expense	—	43,592	28,679	72,271
Net income (loss)	$(30,280)	$69,529	$86,482	$125,731

Condensed Consolidating Statement of Income

For the 13 weeks ended May 3, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,081,082	$1,010,206	$3,091,288
Cost of goods sold and occupancy costs	367	1,641,439	737,405	2,379,211
Gross profit	(367)	439,643	272,801	712,077
Operating and other expenses	14,184	433,511	225,087	672,782
Income (loss) before income taxes	(14,551)	6,132	47,714	39,295
Income tax expense	—	4,753	9,786	14,539
Net income (loss)	$(14,551)	$1,379	$37,928	$24,756

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 1, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$140,521	$8,877	$33,450	$182,848
Investing Activities:
Acquisition of property and equipment	(16,804)	(25,852)	(12,484)	(55,140)
Purchase of short-term investments	(62,305)	—	(31,900)	(94,205)
Cash used in investing activities	(79,109)	(25,852)	(44,384)	(149,345)
Financing Activities:
Payments on borrowings	(2,557)	—	—	(2,557)
Purchase of treasury stock	(110,599)			(110,599)
Other	18,912	—	—	18,912
Cash used in financing activities	(94,244)	—	—	(94,244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,906)	(6,906)
Net decrease in cash and cash equivalents	(32,832)	(16,975)	(17,840)	(67,647)
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$78,442	$38,532	$272,844	$389,818

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 3, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,999)	$17,678	$(31,013)	$(20,334)
Investing Activities:
Acquisition of property and equipment	(2,180)	(29,030)	(12,666)	(43,876)
Sale of short-term investments	95,175	—	—	95,175
Cash provided by (used in) investing activities	92,995	(29,030)	(12,666)	51,299
Financing Activities:
Payments on borrowings	(326,037)	—	(390)	(326,427)
Reissuance of treasury stock	24	—	—	24
Other	15,825	—	—	15,825
Cash (used in) provided by financing activities	(310,188)	—	(390)	(310,578)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,743	4,743
Net decrease in cash and cash equivalents	(224,192)	(11,352)	(39,326)	(274,870)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889
Cash and cash equivalents at end of period	$66,208	$46,167	$108,644	$221,019

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and European Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our contract stationer operations. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Spain, Italy and Sweden.

In November 2003, the Emerging Issues Task Force reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g. coupons). Under Issue 03-10, all vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales.  Our fiscal 2003 results have been reclassified to comply with Issue 03-10.  In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales.  These reclassifications had no impact on net income.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”).  To record the application of Issue 02-16 in the first quarter of 2003, the Company recorded an aggregate, non-cash adjustment of $98 million ($62 million net of taxes, or $0.13 per diluted share) as an increase to cost of goods sold and occupancy costs.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Staples or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”) and on a pro forma basis reflecting the retroactive application of Issue 02-16 (see Note B to Consolidated Financial Statements) as of February 2, 2002. Management uses net income adjusted for accounting changes and non-recurring items, among other measures, to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance:

Net income for the first quarter of 2004 was $125.7 million or $0.25 per diluted share compared to $24.8 million or $0.05 per diluted share for the first quarter of 2003. Our results for the first quarter of 2003 reflect the application of Issue 02-16, which resulted in a non-cash adjustment of $61.7 million, net of taxes. On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for the first quarter of 2003 was $86.5 million or $0.18 per diluted share.  Net income increased 45% in the first quarter of 2004 from the $86.5 million of pro forma net income reported for the first quarter of 2003.  Our results for the first quarter of 2004 were achieved by continuing to execute our Back to Brighton strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our "Easy" brand promise by creating a differentiated customer experience to make buying office products easy.  Our improved product mix directed at more profitable small business customers and home offices, our continued focus on customer service, solid execution and expense management were key drivers of our results in the first quarter of 2004.

Sales:  Sales for the first quarter of 2004 were $3.45 billion, an increase of 11.7% from the first quarter of 2003. Comparable sales for our North American retail locations increased 5% for the first quarter of 2004 and comparable sales for our European retail operations decreased 1% for the first quarter of 2004. We had 1,569 open stores as of May 1, 2004 compared to 1,494 stores as of May 3, 2003 and 1,559 stores as of January 31, 2004.  This includes 17 stores opened and 7 stores closed during the first quarter of 2004. North American Delivery sales increased 11.0% for the first quarter of 2004.  The increase in total sales also reflects a positive impact of foreign currency rates of $97.1 million for the first quarter of 2004.

Gross Profit: Gross profit as a percentage of sales was 27.1% for the first quarter of 2004 compared to 23.0% for the first quarter of 2003. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 26.2% of sales for the first quarter of 2003.  The increase in the gross profit rate for the first quarter of 2004 from the pro forma rate for 2003 is due to our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products, better buying as a result of our procurement initiatives and continued improvements in shrink.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.0% of sales for the first quarter of 2004 compared to 17.3% for the first quarter of 2003. The decrease in operating expenses for the first quarter of 2004 reflects more efficient investments in marketing across all business units, our continued focus on expense management and leveraging of fixed expenses on higher sales.

Pre-opening Expenses:   Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing, number and location of new store openings.  Pre-opening expenses increased to $1.7 million in the first quarter of 2004 from $1.2 million in the first quarter of 2003.  Pre-opening expenses for the first quarter of 2004 reflect 17 stores opened, compared to 13 stores opened in the first quarter of 2003.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales increased slightly to 4.2% for the first quarter of 2004 from 4.1% for the first quarter of 2003, reflecting an increase in management’s variable compensation and continued investments in our supply chain initiatives, partially offset by our ability to increase sales without proportionately increasing overhead expenses.

Amortization of Intangibles: Amortization of intangibles was $2.0 million for the first quarter of 2004 compared to $1.9 million for the first quarter of 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the acquisitions completed in 2002.

Interest and Other Expense, Net:   Net interest and other expense decreased to $3.9 million for the first quarter of 2004 from $6.9 million for the first quarter of 2003, primarily as a result of our repayment of $325 million due under a 364-Day Term Loan Agreement in May 2003, combined with an increase in cash and short-term investments in the first quarter of 2004 compared to the first quarter of 2003.

Income Taxes: Our effective tax rate was 36.5% for the first quarter of 2004 and 37.0% for the first quarter of 2003.  The decrease in the first quarter of 2004 is primarily due to changes in the mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to income before income taxes in Note H to our Consolidated Financial Statements):

	(Amounts in thousands)		May 1, 2004	May 3, 2003
	13 Weeks Ended		Increase From Prior Year	Increase From Prior Year
	May 1, 2004	May 3, 2003
Sales:
North American Retail	$1,982,383	$1,798,761	10.2%	5.8%
North American Delivery	1,007,916	908,011	11.0%	13.4%
European Operations	461,856	384,516	20.1%	86.8%
Total sales	$3,452,155	$3,091,288	11.7%	14.2%

	(Amounts in thousands)
	13 Weeks Ended		May 1, 2004 % of Sales	May 3, 2003 % of Sales
	May 1, 2004	May 3, 2003

Business Unit Income:
North American Retail	$106,114	$75,703	5.4%	4.2%
North American Delivery	73,105	58,912	7.3%	6.5%
European Operations	22,695	9,595	4.9%	2.5%
Total business unit income	$201,914	$144,210	5.8%	4.7%

North American Retail: Sales for North American Retail increased 10.2% for the first quarter of 2004.  The growth primarily reflects an increase in comparable store sales of 5%, as well as non-comparable store sales for stores opened in the prior year and throughout the first quarter of 2004.  We added a net of seven stores to the North American store base in the first quarter of 2004.  As of May 1, 2004, the North American store base included 1,365 open stores compared to 1,306 stores as of May 3, 2003 and 1,358 stores as of January 31, 2004. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $35.5 million for the first quarter of 2004. Our strong sales growth reflects solid execution in key categories, including ink and toner and our copy center businesses, as well as sales increases in high growth technology categories, including memory and networking. Business unit income as a percentage of sales increased to 5.4% for the first quarter of 2004 from 4.2% for the first quarter of 2003. The increase in business unit income primarily reflects our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products and better buying as a result of our procurement initiatives.  This increase also reflects continued improvements in shrink, our focus on expense management and leveraging of fixed expenses on higher sales.

North American Delivery: Sales for North American Delivery increased 11.0% for the first quarter of 2004 compared to the first quarter of 2003. The sales growth for the first quarter of 2004 reflects the positive results of marketing among our catalog, websites and retail stores, as well as the continued success of our customer acquisition efforts and improved service levels across all of our delivery businesses.  Business unit income increased to 7.3% of sales for the first quarter of 2004 from 6.5% in the first quarter of 2003.  The increase in business unit income primarily reflects more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders and leveraging of fixed expenses on higher sales.

European Operations: Sales for European Operations increased 20.1% for the first quarter of 2004 compared to the first quarter of 2003. The sales growth primarily reflects the positive impact of European exchange rates to the U.S. dollar of $57.2 million for the first quarter of 2004. This increase also reflects increased sales in our delivery businesses as well as non-comparable store sales for stores opened in the prior year and throughout the first quarter of 2004.  A net of three stores was opened in the first quarter of 2004. As of May 1, 2004, the European store base included 204 open stores compared to 188 stores as of May 3, 2003 and 201 stores as of January 31, 2004. Business unit income improved to $22.7 million for the first quarter of 2004 from $9.6 million for the first quarter of 2003 as we continue to implement Back to

Brighton strategies, focusing on profitable growth and improved margins. To a lesser extent, the increase in business unit income also reflects the positive impact of European exchange rates.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 4, 2004, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $182.8 million for the first quarter of 2004 compared to cash used in operations of $20.3 million for the first quarter of 2003.  As a result of the application of Issue 02-16 in the first quarter of 2003, net income and merchandise inventories decreased and deferred taxes increased, resulting in no aggregate impact on cash flows from operations.  The increase in operating cash flow from 2003 to 2004 is primarily due to the increase in net income, combined with continued improvements in working capital. Our improvements in working capital include a reduction in merchandise inventories, which reflects the impact of our supply chain initiatives.

Cash used in investing activities was $149.3 million for the first quarter of 2004 compared to cash provided by investing activities of $51.3 million for the first quarter of 2003. This change is primarily due to a net increase in short-term investments.

Cash used in financing activities was $94.2 million for the first quarter of 2004 compared to a use of  $310.6 million for the first quarter of 2003. On May 2, 2003 we repaid our $325 million 364-Day Term Loan Agreement. In March 2004, we announced our share repurchase program under which we are authorized to purchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under this program, we repurchased 3.9 million shares for $101.5 million in the first quarter of 2004.

Sources of Liquidity

We utilize cash generated from operations, together with short-term investments and our main revolving credit facility, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

We had $2.11 billion in total cash, short-term investments and funds available through credit agreements at May 1, 2004, which consisted of $693.6 million of available credit and $1.42 billion of cash and cash equivalents and short-term investments.

A summary, as of May 1, 2004, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2006	$537,568	$—
Euro Notes due November 2004	—	179,745
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	70,000	—
Other lines of credit	86,033	—
Capital leases and other notes payable	—	12,800
Total	$693,601	$717,545

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At May 1, 2004, we had $62.4 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $600 million to $537.6 million.

We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our main revolving credit facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our strong financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through our stock repurchase program and annual cash dividend.

We expect to open approximately 90 new stores in the last three quarters of 2004.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $270 million on capital expenditures during the last three quarters of 2004.  We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

As evidenced by our March 2004 announcement of our plan to purchase Globus Office World plc, an office products company operating 59 stores in the United Kingdom, for 32.5 million pounds sterling, we may also use capital to engage in strategic acquisitions.  Throughout our history, we have primarily grown organically, and we do not expect this to change.  We do not rely on acquisitions to achieve our target growth plans, and we anticipate that future acquisitions will be small and aligned with our existing businesses.  We plan to exercise the same discipline for acquisitions as we use for other investments, thereby only pursuing acquisitions that earn a return above our internal return on net assets hurdle rate within a two or three year time frame.  We do not expect this strategy to result in large acquisitions and anticipate that future acquisition activity will be financed from our operating cash flow.

We believe that we will need to spend approximately $325 million a year on capital expenditures for the next few years to fund organic growth.  The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile.  As a result of our improved cash position, in 2004 we implemented a $1 billion share repurchase program and an annual cash dividend.  Under the repurchase program, we expect to buy back approximately $400 million of common stock through the end of fiscal 2004. We paid our first annual cash dividend of $0.20 per share of common stock on May 17, 2004 to shareholders of record on April 26, 2004, resulting in a total dividend payment of approximately $100 million. While it is our intention to pay annual cash dividends in years following 2004, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

We may be unable to continue to open new stores successfully. An important part of our business plan is to increase our number of stores. We opened 17 stores during the first quarter of 2004 and currently plan to open approximately 90 new stores in the last three quarters of 2004. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Our growth may continue to strain operations, which could adversely affect our business and financial results.  Our business has grown dramatically over the past several years through organic growth and through the acquisition of Medical Arts Press, Inc. and the European mail order businesses.  Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown.  This growth has placed significant demands on management and operational systems.  If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.

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

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at May 1, 2004 was $717.5 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At May 1, 2004, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2004.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-12 of our Annual Report on Form 10-K for the year ended January 31, 2004.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 1, 2004.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of May 1, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)                                  On March 30, 2004, we announced that our Board of Directors decided not to renew our shareholder rights plan which expired by its terms during the first quarter of fiscal 2004.

(e)                                  The below table presents the total number of shares repurchased during the first quarter of fiscal 2004.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2004 – February 28, 2004	—	—	—	—
February 29, 2004 – April 3, 2004	1,620,000	$24.99	1,620,000	$959,518,000
April 4, 2004 – May 1, 2004	2,281,000	$26.74	2,281,000	$898,527,000
Total for First Quarter of Fiscal 2004	3,901,000	$26.01	3,901,000	$898,527,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On March 4, 2004, we announced that our Board of Directors approved the repurchase of up to $1 billion of common stock through January 28, 2006.

Item 3 – Not Applicable

Item 4 – Not Applicable

Item 5 – Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)         Reports on Form 8-K

On March 4, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter and year ended January 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	May 18, 2004	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JEFFREY NACHBOR
Jeffrey Nachbor
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank USA.

4.2

Second Supplemental Indenture (Euro Notes), entered into as of February 1, 2004, to Indenture, dated as of November 15, 1999, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and JPMorgan Chase Bank.

4.3

Third Supplemental Indenture (Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of August 12, 1997, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and JPMorgan Chase Bank.

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