Form 10-Q
period 2004-07-31
STAPLES INC
filed 2004-08-17
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   July 31, 2004

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

Yes  ☒           No  ☐

The registrant had 497,573,195 shares of Staples common stock outstanding as of August 13, 2004.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
July 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$876,740	$457,465
Short-term investments	394,101	934,275
Receivables, net	401,377	410,330
Merchandise inventories, net	1,591,150	1,465,989
Deferred income taxes	97,934	96,247
Prepaid expenses and other current assets	98,751	114,598
Total current assets	3,460,053	3,478,904

Property and equipment:
Land and buildings	612,154	601,063
Leasehold improvements	716,695	692,837
Equipment	1,079,600	1,045,605
Furniture and fixtures	555,337	533,104
Total property and equipment	2,963,786	2,872,609
Less accumulated depreciation and amortization	1,467,777	1,367,308
Net property and equipment	1,496,009	1,505,301

Lease acquisition costs, net of accumulated amortization	44,162	44,227
Intangible assets, net of accumulated amortization	206,031	209,541
Goodwill	1,202,007	1,202,007
Other assets	59,947	63,066
Total assets	$6,468,209	$6,503,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,171,873	$1,110,631
Accrued expenses and other current liabilities	684,318	822,453
Debt maturing within one year	181,799	190,150
Total current liabilities	2,037,990	2,123,234

Long-term debt	553,992	567,433
Deferred tax liability	9,528	7,563
Other long-term obligations	154,862	141,916

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 534,735,417 shares at July 31, 2004 and 527,121,843 shares at January 31, 2004	321	316
Additional paid-in capital	2,090,875	1,933,379
Cumulative foreign currency translation adjustments	71,937	81,002
Retained earnings	2,357,969	2,209,302
Less: treasury stock at cost, 37,192,042 shares at July 31, 2004, and 27,927,347 shares at January 31, 2004	(809,265)	(561,099)
Total stockholders’ equity	3,711,837	3,662,900
Total liabilities and stockholders’ equity	$6,468,209	$6,503,046

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Sales	$3,089,252	$2,827,779	$6,541,407	$5,919,067
Cost of goods sold and occupancy costs	2,218,567	2,067,698	4,735,097	4,446,909
Gross profit	870,685	760,081	1,806,310	1,472,158

Operating and other expenses:
Operating and selling	531,796	486,131	1,117,393	1,022,287
Pre-opening	2,155	2,409	3,838	3,647
General and administrative	138,545	125,360	282,987	251,866
Amortization of intangibles	1,861	1,943	3,850	3,885
Interest and other expense, net	3,468	4,885	7,380	11,825
Total operating and other expenses	677,825	620,728	1,415,448	1,293,510

Income before income taxes	192,860	139,353	390,862	178,648
Income tax expense	70,394	51,561	142,665	66,100
Net income	$122,466	$87,792	$248,197	$112,548

Earnings Per Share:

Basic earnings per common share	$0.25	$0.18	$0.50	$0.24

Diluted earnings per common share	$0.24	$0.18	$0.49	$0.23

Dividends declared and paid per common share	$—	$—	$0.20	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Operating Activities:
Net income	$248,197	$112,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,400	142,022
Deferred tax benefit	(1,667)	(37,054)
Other	24,421	17,066
Changes in assets and liabilities, net of companies acquired:
Decrease in receivables	6,283	10,785
Increase in merchandise inventories	(128,756)	(1,529)
Decrease (increase) in prepaid expenses and other assets	15,198	(5,395)
Increase (decrease) in accounts payable	65,245	(17,808)
Decrease in accrued expenses and other liabilities	(104,308)	(91,864)
Increase in other long-term obligations	5,007	4,443
Net cash provided by operating activities	266,020	133,214

Investing Activities:
Acquisition of property and equipment	(135,586)	(109,564)
Acquisition of businesses, net of cash acquired	—	(2,910)
Purchases of short-term investments	—	(188,400)
Proceeds from the sale of short-term investments	540,166	—
Net cash provided by (used in) investing activities	404,580	(300,874)

Financing Activities:
Proceeds from sale of capital stock	103,102	292,105
Payments on borrowings	(3,786)	(328,156)
Purchase of treasury stock	(248,166)	(4,287)
Cash dividends paid	(99,531)	—
Net cash used in financing activities	(248,381)	(40,338)

Effect of exchange rate changes on cash and cash equivalents	(2,944)	6,744

Net increase (decrease) in cash and cash equivalents	419,275	(201,254)
Cash and cash equivalents at beginning of period	457,465	495,889
Cash and cash equivalents at end of period	$876,740	$294,635

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ending July 31, 2004 (also referred to as the “second quarter of 2004” and the “first half of 2004”) and the period covering the thirteen and twenty-six weeks ending August 2, 2003 (also referred to as the “second quarter of 2003” and the “first half of 2003”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note B  – Changes in Accounting Principles

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g., coupons). Under Issue 03-10, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. The fiscal 2003 results have been reclassified to comply with Issue 03-10.  In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales.  These reclassifications had no impact on net income.

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

The following summarizes the as reported results for the first half of 2004 and the pro forma results for the first half of 2003, assuming the retroactive application of Issue 02-16 as of February 2, 2002 (in thousands, except per share data):

	26 Weeks Ended
	As Reported July 31, 2004	Pro Forma August 2, 2003

Sales	$6,541,407	$5,919,067
Cost of goods sold and occupancy costs	4,735,097	4,348,934
Gross profit	1,806,310	1,570,133
Operating and other expenses:
Operating and selling	1,117,393	1,022,287
Other expenses	298,055	271,223
Total operating and other expenses	1,415,448	1,293,510

Income before income taxes	390,862	276,623
Income tax expense	142,665	102,351
Net income	$248,197	$174,272
Earnings per share:
Basic	$.50	$.36
Diluted	$.49	$.36

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

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income as reported	$122,466	$87,792	$248,197	$112,548
Add: Stock based compensation, net of related tax effects, included in reported net income	6,986	3,577	14,156	7,132
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(18,013)	(13,119)	(34,823)	(24,146)
Pro forma net income	$111,439	$78,250	$227,530	$95,534

Basic earnings per common share
As reported	$0.25	$0.18	$0.50	$0.24
Pro forma	$0.23	$0.16	$0.46	$0.20

Diluted earnings per common share
As reported	$0.24	$0.18	$0.49	$0.23
Pro forma	$0.22	$0.16	$0.45	$0.20

Note D - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$122,466	$87,792	$248,197	$112,548
Other comprehensive income:
Foreign currency translation adjustments	13,965	28,106	(8,701)	37,719
Change in the fair value of derivatives	(5,864)	(18,880)	(628)	(28,567)
Tax effect of changes in the fair value of derivatives	2,463	7,930	264	10,778
Total comprehensive income	$133,030	$104,948	$239,132	$132,478

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

Note G - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2004 and 2003 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Numerator:
Net income	$122,466	$87,792	$248,197	$112,548
Denominator:
Weighted-average common shares outstanding	494,540	479,947	494,867	475,438
Effect of dilutive securities:
Employee stock options and restricted stock	10,804	7,743	11,034	7,317
Weighted-average common shares outstanding assuming dilution	505,344	487,690	505,901	482,755

Basic earnings per common share	$0.25	$0.18	$0.50	$0.24
Diluted earnings per common share	$0.24	$0.18	$0.49	$0.23

Note H - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and European Operations.  Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery, Quill and Staples’ contract stationer operations.  The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, The Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, France, Belgium, Luxembourg, Spain, Italy, Germany and Sweden.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and other charges (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2004 and 2003 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales:
North American Retail	$1,700,508	$1,587,272	$3,682,891	$3,386,033
North American Delivery	979,538	883,678	1,987,454	1,791,689
European Operations	409,206	356,829	871,062	741,345
Total sales	$3,089,252	$2,827,779	$6,541,407	$5,919,067

Business Unit Income:
North American Retail	$96,207	$66,869	$202,321	$142,572
North American Delivery	88,281	72,492	161,386	131,404
European Operations	11,840	4,877	34,535	14,472
Total business unit income	$196,328	$144,238	$398,242	$288,448
Interest and other expense, net	(3,468)	(4,885)	(7,380)	(11,825)
Impact of change in accounting principle	—	—	—	(97,975)
Income before income taxes	$192,860	$139,353	$390,862	$178,648

Note I - Guarantor Subsidiaries

Under the terms of the Company’s Notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the second quarter and first half of 2004 and 2003.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of July 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$532,078	$38,846	$305,816	$—	$876,740
Short-term investments	394,101	—	—	—	394,101
Merchandise inventories	—	1,055,361	535,789	—	1,591,150
Other current assets	85,235	205,922	306,905	—	598,062
Total current assets	1,011,414	1,300,129	1,148,510	—	3,460,053
Net property, equipment and other assets	178,182	896,160	731,807	—	1,806,149
Goodwill	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	359,549	1,671,939	1,052,374	(3,083,862)	—
Total assets	$1,689,715	$3,914,005	$3,948,351	$(3,083,862)	$6,468,209

Total current liabilities	$327,568	$1,065,058	$645,364	$—	$2,037,990
Total long-term liabilities	(13,824)	599,201	133,005	—	718,382
Total stockholders’ equity	1,375,971	2,249,746	3,169,982	(3,083,862)	3,711,837
Total liabilities and stockholders’ equity	$1,689,715	$3,914,005	$3,948,351	$(3,083,862)	$6,468,209

Condensed Consolidating Balance Sheet

As of January 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$111,274	$55,507	$290,684	$—	$457,465
Short-term investments	924,275	—	10,000	—	934,275
Merchandise inventories	—	944,243	521,746	—	1,465,989
Other current assets	101,546	201,922	317,707	—	621,175
Total current assets	1,137,095	1,201,672	1,140,137	—	3,478,904
Net property, equipment and other assets	177,275	908,578	736,282	—	1,822,135
Goodwill	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	578,236	2,013,603	937,925	(3,529,764)	—
Total assets	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Total current liabilities	$442,310	$967,343	$713,581	$—	$2,123,234
Total long-term liabilities	(13,169)	598,563	131,518	—	716,912
Total stockholders’ equity	1,604,035	2,603,724	2,984,905	(3,529,764)	3,662,900
Total liabilities and stockholders’ equity	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Condensed Consolidating Statement of Income

For the 13 weeks ended July 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,077,176	$1,012,076	$3,089,252
Cost of goods sold and occupancy costs	285	1,510,791	707,491	2,218,567
Gross profit	(285)	566,385	304,585	870,685
Operating and other expenses	10,819	447,467	219,539	677,825
Income (loss) before income taxes	(11,104)	118,918	85,046	192,860
Income tax expense	—	50,075	20,319	70,394
Net income (loss)	$(11,104)	$68,843	$64,727	$122,466

Condensed Consolidating Statement of Income

For the 13 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$1,906,028	$921,751	$2,827,779
Cost of goods sold and occupancy costs	289	1,418,423	648,986	2,067,698
Gross profit	(289)	487,605	272,765	760,081
Operating and other expenses	2,039	402,954	215,735	620,728
Income (loss) before income taxes	(2,328)	84,651	57,030	139,353
Income tax expense	—	30,603	20,958	51,561
Net income (loss)	$(2,328)	$54,048	$36,072	$87,792

Condensed Consolidating Statement of Income

For the 26 weeks ended July 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$4,384,962	$2,156,445	$6,541,407
Cost of goods sold and occupancy costs	797	3,223,256	1,511,044	4,735,097
Gross profit	(797)	1,161,706	645,401	1,806,310
Operating and other expenses	40,587	929,667	445,194	1,415,448
Income (loss) before income taxes	(41,384)	232,039	200,207	390,862
Income tax expense	—	93,667	48,998	142,665
Net income (loss)	$(41,384)	$138,372	$151,209	$248,197

Condensed Consolidating Statement of Income

For the 26 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,987,110	$1,931,957	$5,919,067
Cost of goods sold and occupancy costs	655	3,059,863	1,386,391	4,446,909
Gross profit	(655)	927,247	545,566	1,472,158
Operating and other expenses	16,224	836,464	440,822	1,293,510
Income (loss) before income taxes	(16,879)	90,783	104,744	178,648
Income tax expense	—	35,356	30,744	66,100
Net income (loss)	$(16,879)	$55,427	$74,000	$112,548

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 31, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$158,109	$52,341	$55,570	$266,020
Investing Activities:
Acquisition of property and equipment	(29,090)	(69,002)	(37,494)	(135,586)
Proceeds from sale of short-term investments	540,166	—	—	540,166
Cash provided by (used in) investing activities	511,076	(69,002)	(37,494)	404,580
Financing Activities:
Payments on borrowings	(3,786)	—	—	(3,786)
Purchase of treasury stock	(248,166)	—	—	(248,166)
Other	103,102	—	—	103,102
Cash dividends paid	(99,531)	—	—	(99,531)
Cash used in financing activities	(248,381)	—	—	(248,381)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,944)	(2,944)
Net increase (decrease) in cash and cash equivalents	420,804	(16,661)	15,132	419,275
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$532,078	$38,846	$305,816	$876,740

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended August 2, 2003

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$15,422	$69,374	$48,418	$133,214
Investing Activities:
Acquisition of property and equipment	(5,864)	(75,008)	(28,692)	(109,564)
Purchase of short-term investments	(188,400)	—	—	(188,400)
Other	—	—	(2,910)	(2,910)
Cash used in investing activities	(194,264)	(75,008)	(31,602)	(300,874)
Financing Activities:
Payments on borrowings	(327,895)	—	(261)	(328,156)
Reissuance of treasury stock	—	—	—	—
Other	292,105	(4,287)	—	287,818
Cash used in financing activities	(35,790)	(4,287)	(261)	(40,338)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,744	6,744
Net (decrease) increase in cash and cash equivalents	(214,632)	(9,921)	23,299	(201,254)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889
Cash and cash equivalents at end of period	$75,768	$47,598	$171,269	$294,635

Note J – Subsequent Events

On August 5, 2004, the Company announced that it had completed its acquisition of the United Kingdom office products company, Globus Office World plc, from the Swiss-based Globus-Group (Magazine zum Globus). Based outside of London, Globus Office World plc operates 59 stores. Also, on August 5, 2004, the Company signed an agreement to acquire Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries. On August 6, 2004, the Company signed an agreement to invest in a joint venture in the People’s Republic of China. The joint venture is with OA365, a mail order and internet company. On August 10, 2004, the Company signed an agreement to acquire Malling Beck A/S, a mail order company operating in Denmark. In the aggregate, the Company expects these investments to total approximately $100 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and European Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our contract stationer operations. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, Luxembourg, Spain, Italy and Sweden.

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g. coupons). Under Issue 03-10, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. Our fiscal 2003 results have been reclassified to comply with Issue 03-10.  In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales.  These reclassifications had no impact on net income.

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

Consolidated Performance:

Net income for the second quarter of 2004 was $122.5 million or $0.24 per diluted share compared to $87.8 million or $0.18 per diluted share for the second quarter of 2003, an increase in net income of 39%. Net income for the first half of 2004 was $248.2 million or $0.49 per diluted share compared to $112.5 million or $0.23 per diluted share for the first half of 2003. The first half of 2003 results include a $62 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for the first half of 2003 was $174.3 million or $0.36 per diluted share. Net income increased 42% for the first half of 2004 from the $174.3 million of pro forma net income reported for the first half of 2003. Our positive performance reflects the continued execution of our Back to Brighton strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers, thereby differentiating us from our competition.  The key drivers of our second quarter and first half of 2004 results were our improved product mix directed at more profitable small business customers and home offices, our continued focus on customer service and expense management.

Sales:  Sales for the second quarter of 2004 were $3.09 billion, an increase of 9.2% from the second quarter of 2003. Sales for the first half of 2004 were $6.54 billion, an increase of 10.5% from the first half of 2003. Comparable store sales for our North American retail locations, which include stores open for more than one year, increased 4% for the second quarter and first half of 2004, and comparable store sales for our European retail operations decreased 1% for the second quarter and first half of 2004. We had 1,585 open stores as of July 31, 2004 compared to 1,510 stores as of August 2, 2003 and 1,559 stores as of January 31, 2004.  This includes 17 stores opened and 1 store closed during the second quarter of 2004 and 34 stores opened and 8 stores closed during the first half of 2004. North American Delivery sales increased 10.8% for the second quarter of 2004 and 10.9% for the first half of 2004.  The increase in total sales also reflects a positive impact of foreign currency rates of $31.5 million for the second quarter of 2004 and $128.5 million for the first half of 2004.

Gross Profit: Gross profit as a percentage of sales was 28.2% for the second quarter of 2004 and 27.6% for the first half of 2004 compared to 26.9% and 24.9% for the corresponding periods in 2003. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 26.5% for the first half of 2003.  The increase in the gross profit rate for the second quarter of 2004 and the increase for the first half of 2004 from the pro forma rate for 2003 are both due to our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products and better buying.

Operating and Selling Expenses: Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.2% of sales for the second quarter of 2004 and 17.1% for the first half of 2004 compared to 17.2% and 17.3% for the corresponding periods in 2003. Our operating and selling expenses as a percentage of sales for the second quarter of 2004 were flat compared to the same period in the prior year with a slight decrease for the first half of 2004.  The results for both the second quarter and first half of 2004 reflect our continued focus on expense management and leveraging of fixed expenses on higher sales (e.g., the relative increase in the expense was less than the relative increase in sales), as well as more efficient investments in marketing.  These savings were partially offset by an increased investment in our contract sales force.

Pre-opening Expenses: Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing, number and location of new store openings.  Pre-opening expenses decreased to $2.2 million in the second quarter of 2004 from $2.4 million in the second quarter of 2003 and increased to $3.8 million in the first half of 2004 from $3.6 million in the first half of 2003. Pre-opening expenses for the second quarter and first half of 2004 reflect 17 stores opened in the second quarter of 2004 compared to 18 stores opened in the second quarter of 2003 and 34 stores opened in the first half of 2004 compared to 31 stores opened in the first half of 2003.

General and Administrative Expenses: General and administrative expenses as a percentage of sales were 4.5% for the second quarter of 2004 and 4.3% for the first half of 2004 compared to 4.4% for the second quarter of 2003 and 4.3% for the first half of 2003. The slight increase for the second quarter of 2004 and flat results for the first half of 2004 primarily reflect an increase in management’s variable compensation, partially offset by our ability to increase sales without proportionately increasing overhead expenses.

Amortization of Intangibles: Amortization of intangibles was $1.9 million for the second quarter of 2004 and $3.9 million for the first half of 2004 compared to $1.9 million for the second quarter of 2003 and $3.9 million for the first half of 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the acquisitions completed in 2002.

Interest and Other Expense, Net: Net interest and other expense decreased to $3.5 million for the second quarter of 2004 and $7.4 million for the first half of 2004 from $4.9 million for the second quarter of 2003 and $11.8 million for the first half of 2003, primarily as a result of an increase in cash and short-term investments in the first half of 2004 compared to the first half of 2003.  Interest income for the second quarter and first half of 2004 was $5.8 million and $10.4 million, respectively, compared to interest income of $1.7 million and $4.2 million for the second quarter and first half of 2003.  Net interest and other expense for all periods also reflects the results of our risk management strategy focused on mitigating interest rate risk. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented.  Excluding the impact of our interest rate swap agreements, net interest and other expense would have been $8.0 million for the second quarter and $17.1 million for the first half of 2004, compared to $10.1 million and $22.1 million for the second quarter and first half of 2003, respectively.

Income Taxes: Our effective tax rate was 36.5% for the second quarter and first half of 2004 and 37.0% for the second quarter and first half of 2003.  The decrease in the second quarter and first half of 2004 is primarily due to changes in the mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to income before income taxes in Note H to our Consolidated Financial Statements):

	(Amounts in thousands)		July 31, 2004	August 2, 2003
	13 Weeks Ended		Increase From	Increase From
	July 31, 2004	August 2, 2003	Prior Year	Prior Year
Sales:
North American Retail	$1,700,508	$1,587,272	7.1%	10.9%
North American Delivery	979,538	883,678	10.8%	14.7%
European Operations	409,206	356,829	14.7%	88.2%
Total sales	$3,089,252	$2,827,779	9.2%	18.3%

	(Amounts in thousands)
	13 Weeks Ended		July 31, 2004	August 2, 2003
	July 31, 2004	August 2, 2003	% of Sales	% of Sales

Business Unit Income:
North American Retail	$96,207	$66,869	5.7%	4.2%
North American Delivery	88,281	72,492	9.0%	8.2%
European Operations	11,840	4,877	2.9%	1.4%
Total business unit income	$196,328	$144,238	6.4%	5.1%

	(Amounts in thousands)		July 31, 2004	August 2, 2003
	26 Weeks Ended		Increase From	Increase From
	July 31, 2004	August 2, 2003	Prior Year	Prior Year
Sales:
North American Retail	$3,682,891	$3,386,033	8.8%	8.1%
North American Delivery	1,987,454	1,791,689	10.9%	14.1%
European Operations	871,062	741,345	17.5%	87.4%
Total sales	$6,541,407	$5,919,067	10.5%	16.1%

	(Amounts in thousands)
	26 Weeks Ended		July 31, 2004	August 2, 2003
	July 31, 2004	August 2, 2003	% of Sales	% of Sales

Business Unit Income:
North American Retail	$202,321	$142,572	5.5%	4.2%
North American Delivery	161,386	131,404	8.1%	7.3%
European Operations	34,535	14,472	4.0%	2.0%
Total business unit income	$398,242	$288,448	6.1%	4.9%

North American Retail: Sales for North American Retail increased 7.1% for the second quarter of 2004 and 8.8% for the first half of 2004 compared to the second quarter and first half of 2003.  This growth primarily reflects an increase in comparable store sales of 4% for the second quarter and first half of 2004, as well as non-comparable store sales for stores opened in the last twelve months.  We added a net of 14 stores in the second quarter and 21 stores in the first half of 2004 to the North American store base.  As of July 31, 2004, the North American store base included 1,379 open stores compared to 1,320 stores as of August 2, 2003 and 1,358 stores as of January 31, 2004. Our strong sales growth reflects solid execution in key categories, including ink and toner and our copy center businesses, as well as sales increases in high growth technology categories, including memory, networking, laptops and software. Business unit income as a percentage of sales increased to 5.7% for the second quarter of 2004 and 5.5% for the first half of 2004 from 4.2% for the second quarter and first half of 2003. The increase in business unit income as a percentage of sales primarily reflects our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products and better buying.  This increase also reflects our focus on expense management and leveraging of fixed expenses on higher sales.

North American Delivery: Sales for North American Delivery increased 10.8% for the second quarter of 2004 and 10.9% for the first half of 2004 compared to the second quarter and first half of 2003. The sales growth for the second quarter and first half of 2004 reflects the increased investment in our contract sales force, the positive results of marketing among our catalog, websites and retail stores, as well as the continued success of our customer retention and acquisition efforts, which resulted from improved service levels across all of our delivery businesses.  Business unit income increased to 9.0% of sales for the second quarter of 2004 and 8.1% for the first half of 2004 from 8.2% in the second quarter of 2003 and 7.3% for the first half of 2003.  The increase in business unit income as a percentage of sales primarily reflects productivity improvements in our supply chain, more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders and leveraging of fixed expenses on higher sales, partially offset by the increased investment in our contract sales force.

European Operations: Sales for European Operations increased 14.7% for the second quarter of 2004 and 17.5% for the first half of 2004 compared to the second quarter and first half of 2003. The sales growth primarily reflects the positive impact of European exchange rates to the U.S. dollar of $27.3 million for the second quarter and $84.6 million for the first half of 2004. This increase also reflects increased sales in our delivery businesses and non-comparable store sales for stores opened in the last twelve months.  During the second quarter, we opened two stores, and during the first half of 2004, we opened six stores and closed one. As of July 31, 2004, the European store base included 206 open stores compared to 190 stores as of August 2, 2003 and 201 stores as of January 31, 2004. The increase in sales was partially offset by a decrease in comparable store sales of 1% for both the second quarter and first half of 2004.  Business unit income improved to $11.8 million for the second quarter of 2004 and $34.5 million for the first half of 2004 from $4.9 million for the second quarter of 2003 and $14.5 million for the first half of 2003. The improvement for both the second quarter and first half of 2004 primarily reflects increases in our delivery businesses, which continue to benefit from positive integration efforts in the businesses acquired and our existing delivery businesses.  To a lesser extent, this increase also reflects the continued implementation of Back to Brighton strategies in all of our European businesses, focusing on profitable growth and improved margins. In addition, European exchange rates to the U.S. dollar had a positive impact of $1.0 million for the second quarter of 2004 and $4.6 million for the first half of 2004.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $266.0 million for the first half of 2004 compared to $133.2 million for the first half of 2003. As a result of the application of Issue 02-16 in the first quarter of 2003, net income and merchandise inventories decreased and deferred taxes increased, resulting in no aggregate impact on cash flows from operations.  Excluding this impact, the increase in operating cash flow from 2003 to 2004 is primarily due to the increase in net income, combined with our continuous focus on improving working capital.

Cash provided by investing activities was $404.6 million for the first half of 2004 compared to a use of $300.9 million for the first half of 2003. This change is primarily due to a net decrease in short-term investments.

Cash used in financing activities was $248.4 million for the first half of 2004 compared to $40.3 million for the first half of 2003.  In the first half of 2003, we repaid our $325 million 364-Day Term Loan Agreement and received net proceeds of $253.0 million from our issuance of 13.8 million shares of common stock in a public offering.  In the first half of 2004, we paid our first annual cash dividend on outstanding shares of our common stock of $99.5 million to shareholders of record on April 26, 2004 and also repurchased 8.9 million shares of our common stock for a total purchase price (including commissions) of $239.1 million under our share repurchase program, which was announced in March 2004.  Under this program, we are authorized to repurchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005.  The financing cash outflows in both years were partially offset by the proceeds we received from the exercise of stock options.

Sources of Liquidity

We utilize cash generated from operations, together with short-term investments and our main revolving credit facility, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

We had $1.99 billion in total cash and cash equivalents, short-term investments and funds available through credit agreements at July 31, 2004, which consisted of $717.4 million of available credit and $1.27 billion of cash and cash equivalents and short-term investments.

A summary, as of July 31, 2004, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2006	$537,568	$—
Euro Notes due November 2004	—	180,683
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	70,000	—
Other lines of credit	109,791	—
Capital leases and other notes payable	—	12,098
Total	$717,359	$717,781

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At July 31, 2004, we had $62.4 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $600 million to $537.6 million.

We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our main revolving credit facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our strong financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions or joint ventures, we expect to continue to return capital to our shareholders through our stock repurchase program and annual cash dividend.

We expect to open approximately 70 new stores during the last half of 2004.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $190 million on capital expenditures during the last half of 2004.  We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

We may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in many years, as evidenced by our August 2004 announcements of our purchase of Globus Office World plc, an office products company operating 59 stores in the United Kingdom, representing a significant expansion in an existing market; our planned acquisitions of Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, representing two acquisitions that will help us establish a presence in eastern Europe; and our planned investment in a newly formed joint venture in the People’s Republic of China with OA365, an established mail order and internet company, representing our first venture into Asia.  In the aggregate, these investments are expected to require a total use of capital of approximately $100 million.  Throughout our history, we have primarily grown organically, and we do not expect this to change.  We do not rely on acquisitions to achieve our target growth plans, and we anticipate that future acquisitions will be small, aligned with our existing businesses and focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long term meaningful drivers of our business.  We plan to exercise the same discipline for acquisitions as we use for other investments, thereby only pursuing acquisitions that earn a return above our internal return on net assets hurdle rate within a two or three year time frame.  We do not expect this strategy to result in large acquisitions and anticipate that future acquisition activity will be financed from our operating cash flow.

We believe that we will need to spend approximately $325 million a year on capital expenditures for the next few years to fund organic growth.  With capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital, we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile.  As a result of our improved cash position, in 2004 we implemented a $1 billion share repurchase program and an annual cash dividend.  Under the repurchase program, we expect to buy back approximately $400 million of common stock during 2004. We paid our first annual cash dividend of $0.20 per share of common stock on May 17, 2004 to shareholders of record on April 26, 2004, resulting in a total dividend payment of $99.5 million. While it is our intention to pay annual cash dividends in years following 2004, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

We may be unable to continue to open new stores successfully. An important part of our business plan is to increase our number of stores. We opened 34 stores during the first half of 2004 and currently plan to open approximately 70 new stores in the last half of 2004. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Our growth may continue to strain operations, which could adversely affect our business and financial results.  Our business has grown dramatically over the past several years through organic growth and through the acquisition of Medical Arts Press, Inc., the European mail order businesses and Globus Office World plc.  Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown.  This growth has placed significant demands on management and operational systems.  If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.

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

Our expanding international operations expose us to the unique risks inherent in foreign operations. In addition to our recently expanding operations in Europe, we have a significant presence in Canada through The Business Depot Ltd. As evidenced by our planned investment in a newly formed joint venture in the People’s Republic of China, we may also seek to expand further into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations. Further, our European mail order acquisition and the recently completed acquisition of Globus Office World plc have increased our exposure to these foreign operating risks, which could have an adverse impact on our European income and worldwide profitability.

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at July 31, 2004 was $717.8 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At July 31, 2004, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2004.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-12 of our Annual Report on Form 10-K for the year ended January 31, 2004.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 31, 2004.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)           The following table provides information about purchases by the Company during the second quarter of fiscal 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 2, 2004 – May 29, 2004	2,134,907	$25.57	2,134,907	$843,948,000
May 30, 2004 – July 3, 2004	1,623,000	$28.93	1,623,000	$797,001,000
July 4, 2004 – July 31, 2004	1,259,000	$28.68	1,259,000	$760,888,000
Total for Second Quarter of Fiscal 2004	5,016,907	$27.44	5,016,907	$760,888,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On March 4, 2004, we announced that our Board of Directors approved the repurchase by us of up to $1 billion of our common stock pursuant to a stock repurchase program that expires on January 28, 2006.

Item 3 – Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual Meeting of Stockholders (the “Annual Meeting”) on June 17, 2004. At the Annual Meeting, the following actions were taken:

1.             The stockholders elected Arthur M. Blank, Gary L. Crittenden, Martin Trust and Paul F. Walsh as Class 1 Directors to serve for a three-year term expiring at the 2007 annual meeting of stockholders.

Director	Votes For	Votes Withheld

Arthur M. Blank	412,154,345	26,468,174
Gary L. Crittenden	406,975,193	31,647,326
Martin Trust	424,960,469	13,662,050
Paul F. Walsh	395,900,077	42,722,442

2.             The stockholders voted to approve the Staples’ 2004 Stock Incentive Plan by a vote of 303,408,092 shares of common stock for, 82,567,470 shares of common stock against, and 2,883,410 shares of common stock abstaining.  There were 49,763,547 broker non-votes on this matter.

3.             The stockholders voted to approve Staples’ Amended and Restated 1998 Employee Stock Purchase Plan by a vote of 380,534,095 shares of common stock for, 5,536,094 shares of common stock against, and 2,788,784 shares of common stock abstaining. There were 49,763,546 broker non-votes on this matter.

4.             The stockholders voted to approve Staples’ Amended and Restated International Employee Stock Purchase Plan by a vote of 380,536,421 shares of common stock for, 5,442,867 shares of common stock against, and 2,879,686 shares of common stock abstaining. There were 49,763,545 broker non-votes on this matter.

5.             The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year by a vote of 387,554,461 shares of common stock for, 48,604,959 shares of common stock against, and 2,463,099 shares of common stock abstaining.

6.             The shareholder proposal on shareholder rights plans was defeated by a vote of 137,059,878 shares of common stock for, 246,119,396 shares of common stock against, and 5,679,699 shares of common stock abstaining. There were 49,763,546 broker non-votes on this proposal.

7.             The shareholder proposal on shareholder input on poison pills was approved by a vote of 307,628,297 shares of common stock for, 77,689,121 shares of common stock against, and 3,541,554 shares of common stock abstaining.  There were 49,763,547 broker non-votes on this proposal.

8.             The shareholder proposal on commonsense executive compensation was defeated by a vote of 17,458,542 shares of common stock for, 362,754,725 shares of common stock against, and 8,645,706 shares of common stock abstaining. There were 49,763,546 broker non-votes on this proposal.

9.             The shareholder proposal on auditor independence was defeated by a vote of 52,933,107 shares of common stock for, 326,331,366 shares of common stock against, and 9,594,499 shares of common stock abstaining. There were 49,763,547 broker non-votes on this proposal.

Item 5 – Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

(a)   Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)   Reports on Form 8-K

On May 18, 2004, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the fiscal quarter ended May 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	August 17, 2004	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 *	2004 Stock Incentive Plan
31.1	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 6(a) of Form 10-Q.