Form 10-Q
period 2004-10-30
STAPLES INC
filed 2004-11-16
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 30, 2004

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

The registrant had 497,903,303 shares of Staples common stock outstanding as of November 12, 2004.

STAPLES, INC. AND SUBSIDIARIES
FORM  10-Q
October 30, 2004
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	October, 30 2004 (Unaudited)	January 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$1,113,492	$457,465
Short-term investments	528,816	934,275
Receivables, net	477,068	410,330
Merchandise inventories, net	1,633,774	1,465,989
Deferred income taxes	95,672	96,247
Prepaid expenses and other current assets	134,321	114,598
Total current assets	3,983,143	3,478,904

Property and equipment:
Land and buildings	636,938	601,063
Leasehold improvements	746,069	692,837
Equipment	1,112,821	1,045,605
Furniture and fixtures	586,627	533,104
Total property and equipment	3,082,455	2,872,609
Less accumulated depreciation and amortization	1,549,113	1,367,308
Net property and equipment	1,533,342	1,505,301

Lease acquisition costs, net of accumulated amortization	43,350	44,227
Intangible assets, net of accumulated amortization	219,132	209,541
Goodwill	1,290,395	1,202,007
Other assets	82,709	63,066
Total assets	$7,152,071	$6,503,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,394,355	$1,110,631
Accrued expenses and other current liabilities	891,640	822,453
Debt maturing within one year	192,948	190,150
Total current liabilities	2,478,943	2,123,234

Long-term debt	565,575	567,433
Deferred tax liability	2,432	7,563
Other long-term obligations	171,529	141,916

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 538,138,918 shares at October 30, 2004 and 527,121,843 shares at January 31, 2004	323	316
Additional paid-in capital	2,158,908	1,933,379
Cumulative foreign currency translation adjustments	113,332	81,002
Retained earnings	2,566,839	2,209,302
Less: treasury stock at cost, 40,534,442 shares at October 30, 2004, and 27,927,347 shares at January 31, 2004	(905,810)	(561,099)
Total stockholders’ equity	3,933,592	3,662,900
Total liabilities and stockholders’ equity	$7,152,071	$6,503,046

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Sales	$3,830,466	$3,434,763	$10,371,873	$9,353,830
Cost of goods sold and occupancy costs	2,734,250	2,477,418	7,469,347	6,924,325
Gross profit	1,096,216	957,345	2,902,526	2,429,505

Operating expenses:
Operating and selling	605,503	555,545	1,722,896	1,577,832
Pre-opening	2,923	2,314	6,761	5,961
General and administrative	153,748	130,422	436,734	382,289
Amortization of intangibles	2,297	2,076	6,147	5,962
Total operating expenses	764,471	690,357	2,172,538	1,972,044

Operating income	331,745	266,988	729,988	457,461

Other income (expense):
Interest income	8,811	2,552	19,206	6,738
Interest expense	(10,777)	(6,967)	(27,977)	(23,717)
Miscellaneous income (expense)	(856)	561	(1,431)	1,300

Income before income taxes	328,923	263,134	719,786	441,782
Income tax expense	120,057	97,360	262,722	163,459
Net income	$208,866	$165,774	$457,064	$278,323

Earnings Per Share:

Basic earnings per common share	$0.42	$0.34	$0.92	$0.58
Diluted earnings per common share	$0.41	$0.33	$0.90	$0.57

Dividends declared and paid per common share	$—	$—	$0.20	$—

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	39 Weeks Ended
	October 30, 2004	November 1, 2003
Operating Activities:
Net income	$457,064	$278,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,381	212,749
Deferred tax benefit (expense)	4,841	(36,597)
Other	39,437	25,662
Changes in assets and liabilities, net of companies acquired:
Increase in receivables	(49,656)	(34,192)
Increase in merchandise inventories	(103,004)	(17,248)
(Increase) decrease in prepaid expenses and other assets	(9,876)	219
Increase in accounts payable	242,056	147,921
Increase in accrued expenses and other liabilities	39,282	30,141
Increase in other long-term obligations	5,087	7,944
Net cash provided by operating activities	831,612	614,922

Investing Activities:
Acquisition of property and equipment	(200,662)	(190,809)
Acquisition of businesses, net of cash acquired	(86,390)	(2,910)
Investment in joint venture	(9,650)	—
Purchase of short-term investments	(8,263,263)	(5,210,550)
Proceeds from the sale of short-term investments	8,668,722	4,553,275
Net cash provided by (used in) investing activities	108,757	(850,994)

Financing Activities:
Proceeds from sale of capital stock	148,031	357,736
Payments on borrowings	(3,216)	(336,826)
Purchase of treasury stock	(344,711)	(4,287)
Cash dividends paid	(99,527)	—
Net cash (used in) provided by financing activities	(299,423)	16,623

Effect of exchange rate changes on cash and cash equivalents	15,081	14,681

Net increase (decrease) in cash and cash equivalents	656,027	(204,768)
Cash and cash equivalents at beginning of period	457,465	495,889
Cash and cash equivalents at end of period	$1,113,492	$291,121

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and thirty-nine weeks ending October 30, 2004 (also referred to as the “third quarter of 2004” and “year-to-date 2004”) and the period covering the thirteen and thirty-nine weeks ending November 1, 2003 (also referred to as the “third quarter of 2003” and “year-to-date 2003”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note B  – Changes in Accounting Principles

In November 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g., coupons). Under Issue 03-10, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. The fiscal 2003 results have been reclassified to comply with Issue 03-10.  In addition, for fiscal 2003, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales.  These reclassifications had no impact on net income.

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

The following summarizes the as reported results for the thirty-nine weeks ended October 30, 2004 and the pro forma results for the thirty-nine weeks ended November 1, 2003, assuming the retroactive application of Issue 02-16 as of February 2, 2002 (in thousands, except per share data):

	39 Weeks Ended
	As Reported	Pro Forma
	October 30, 2004	November 1, 2003

Sales	$10,371,873	$9,353,830
Cost of goods sold and occupancy costs	7,469,347	6,826,350
Gross profit	2,902,526	2,527,480
Operating and other expenses:
Operating and selling	1,722,896	1,577,832
Other expenses	459,844	409,891
Total operating and other expenses	2,182,740	1,987,723
Income before income taxes	719,786	539,757
Income tax expense	262,722	199,710
Net income	$457,064	$340,047
Earnings per share:
Basic	$.92	$.71
Diluted	$.90	$.70

Note C – Acquisitions

On August 4, 2004, the Company acquired the United Kingdom office products company Globus Office World plc (“Office World”) for 31.3 million British Pounds Sterling (approximately $57.0 million), strengthening Staples’ retail presence in the United Kingdom. In connection with this acquisition, Staples accrued approximately $26.8 million for merger-related and integration costs, reflecting costs associated with planned Office World store closures, a distribution center closure, severance and transaction related costs.  On September 7, 2004, the Company acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, for 25.0 million Euros (approximately $30.5 million). This acquisition expands Staples’ delivery business into Eastern Europe and strengthens the Company’s business in the Netherlands, France, Belgium and Germany through access to new customers and product categories.  The results of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our European Operations segment for segment reporting.

As of October 30, 2004, the Company recorded $88.4 million of goodwill and $13.0 million of intangible assets for all acquisitions completed in the third quarter of 2004.  $2.5 million of the goodwill recorded is expected to be deductible for tax purposes.  Of the $13.0 million recorded for intangible assets, $8.4 million was assigned to a trade name that has an indefinite life and will not be subject to amortization, and $4.6 million was assigned to trade names and customer-related intangible assets that will be amortized over a weighted average life of 2.6 years.

On October 22, 2004, the Company invested approximately $9.7 million in OA365(China), a mail order and internet company in the People’s Republic of China, which has been accounted for as an equity method investment.

Note D – Short-term Investments

Short-term investments, which primarily consist of market auction rate preferred stock and debt securities, are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. At October 30, 2004, the available for sale investments had contractual maturities ranging from November 2004 through December 2042.

Note E – Employee Benefit Plans

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

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income as reported	$208,866	$165,774	$457,064	$278,323
Add: Stock based compensation, net of related tax effects, included in reported net income	7,318	3,984	21,474	11,115
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(17,876)	(13,830)	(52,699)	(38,059)
Pro forma net income	$198,308	$155,928	$425,839	$251,379

Basic earnings per common share
As reported	$0.42	$0.34	$0.92	$0.58
Pro forma	$0.40	$0.32	$0.86	$0.52

Diluted earnings per common share
As reported	$0.41	$0.33	$0.90	$0.57
Pro forma	$0.39	$0.31	$0.84	$0.51

Note F - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income	$208,866	$165,774	$457,064	$278,323
Other comprehensive income:
Foreign currency translation adjustments	53,879	38,581	45,178	76,300
Changes in the fair value of derivatives	(21,524)	(12,610)	(22,152)	(41,177)
Tax effect of changes in the fair value of derivatives	9,040	5,296	9,304	16,074
Total comprehensive income	$250,261	$197,041	$489,394	$329,520

Note G – Debt and Credit Agreements

On May 2, 2003, Staples repaid, in its entirety, its $325 million 364-Day Term Loan Agreement that it entered into on October 4, 2002.

Note H – Issuance of Common Stock

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

Note I - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2004 and 2003 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Numerator:
Net income	$208,866	$165,774	$457,064	$278,323
Denominator:
Weighted-average common shares outstanding	494,525	491,049	494,753	480,642
Effect of dilutive securities:
Employee stock options and restricted stock	10,802	10,982	10,956	8,538
Weighted-average common shares outstanding assuming dilution	505,327	502,031	505,709	489,180

Basic earnings per common share	$0.42	$0.34	$0.92	$0.58
Diluted earnings per common share	$0.41	$0.33	$0.90	$0.57

Note J - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and European Operations.  Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and is comprised of Staples Business Delivery, Quill and Staples’ contract stationer operations.  The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, the Netherlands, Luxembourg, Spain, Italy, Sweden, Denmark, Poland, Hungary, Austria, Switzerland and the Czech Republic.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and other charges (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2004 and 2003 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales:
North American Retail	$2,254,749	$2,077,910	$5,937,640	$5,463,943
North American Delivery	1,086,820	963,522	3,074,274	2,755,211
European Operations	488,897	393,331	1,359,959	1,134,676
Total sales	$3,830,466	$3,434,763	$10,371,873	$9,353,830

Business Unit Income:
North American Retail	$220,883	$160,732	$423,205	$303,304
North American Delivery	99,270	86,595	260,656	217,999
European Operations	11,592	19,661	46,127	34,133
Total business unit income	$331,745	$266,988	$729,988	$555,436
Interest income	8,811	2,552	19,206	6,738
Interest expense	(10,777)	(6,967)	(27,977)	(23,717)
Miscellaneous income (expense)	(856)	561	(1,431)	1,300
Impact of change in accounting principle	—	—	—	(97,975)
Income before income taxes	$328,923	$263,134	$719,786	$441,782

Note K - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  Both sets of senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the third quarter and year-to-date 2004 and 2003.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of October 30, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$664,621	$31,167	$417,704	$—	$1,113,492
Short-term investments	528,816	—	—	—	528,816
Merchandise inventories	—	1,030,981	602,793	—	1,633,774
Other current assets	94,405	249,546	363,110	—	707,061
Total current assets	1,287,842	1,311,694	1,383,607	—	3,983,143
Net property, equipment and other assets	199,457	894,123	784,953	—	1,878,533
Goodwill	140,570	50,812	1,099,013	—	1,290,395
Investment in affiliates and intercompany, net	24,045	1,978,820	1,204,129	(3,206,994)	—
Total assets	$1,651,914	$4,235,449	$4,471,702	$(3,206,994)	$7,152,071

Total current liabilities	$328,839	$1,254,508	$895,596	$—	$2,478,943
Total long-term liabilities	6,079	600,228	133,229	—	739,536
Total stockholders’ equity	1,316,996	2,380,713	3,442,877	(3,206,994)	3,933,592
Total liabilities and stockholders’ equity	$1,651,914	$4,235,449	$4,471,702	$(3,206,994)	$7,152,071

Condensed Consolidating Balance Sheet
As of January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$111,274	$55,507	$290,684	$—	$457,465
Short-term investments	924,275	—	10,000	—	934,275
Merchandise inventories	—	944,243	521,746	—	1,465,989
Other current assets	101,546	201,922	317,707	—	621,175
Total current assets	1,137,095	1,201,672	1,140,137	—	3,478,904
Net property, equipment and other assets	177,275	908,578	736,282	—	1,822,135
Goodwill	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	578,236	2,013,603	937,925	(3,529,764)	—
Total assets	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Total current liabilities	$442,310	$967,343	$713,581	$—	$2,123,234
Total long-term liabilities	(13,169)	598,563	131,518	—	716,912
Total stockholders’ equity	1,604,035	2,603,724	2,984,905	(3,529,764)	3,662,900
Total liabilities and stockholders’ equity	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Condensed Consolidating Statement of Income
For the 13 weeks ended October 30, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,538,850	$1,291,616	$3,830,466
Cost of goods sold and occupancy costs	848	1,818,577	914,825	2,734,250
Gross profit	(848)	720,273	376,791	1,096,216
Operating and other expenses	15,862	503,089	248,342	767,293
Income (loss) before income taxes	(16,710)	217,184	128,449	328,923
Income tax expense	—	86,216	33,841	120,057
Net income (loss)	$(16,710)	$130,968	$94,608	$208,866

Condensed Consolidating Statement of Income
For the 13 weeks ended November 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,316,617	$1,118,146	$3,434,763
Cost of goods sold and occupancy costs	325	1,686,934	790,159	2,477,418
Gross profit	(325)	629,683	327,987	957,345
Operating and other expenses	8,123	460,652	225,436	694,211
Income (loss) before income taxes	(8,448)	169,031	102,551	263,134
Income tax expense	—	57,872	39,488	97,360
Net income (loss)	$(8,448)	$111,159	$63,063	$165,774

Condensed Consolidating Statement of Income
For the 39 weeks ended October 30, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$6,923,813	$3,448,060	$10,371,873
Cost of goods sold and occupancy costs	1,645	5,041,834	2,425,868	7,469,347
Gross profit	(1,645)	1,881,979	1,022,192	2,902,526
Operating and other expenses	56,448	1,432,756	693,536	2,182,740
Income (loss) before income taxes	(58,093)	449,223	328,656	719,786
Income tax expense	—	179,883	82,839	262,722
Net income (loss)	$(58,093)	$269,340	$245,817	$457,064

Condensed Consolidating Statement of Income
For the 39 weeks ended November 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$6,303,727	$3,050,103	$9,353,830
Cost of goods sold and occupancy costs	979	4,746,797	2,176,549	6,924,325
Gross profit	(979)	1,556,930	873,554	2,429,505
Operating and other expenses	24,348	1,297,116	666,259	1,987,723
Income (loss) before income taxes	(25,327)	259,814	207,295	441,782
Income tax expense	—	93,227	70,232	163,459
Net income (loss)	$(25,327)	$166,587	$137,063	$278,323

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended October 30, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$494,297	$81,124	$256,191	$831,612
Investing Activities:
Acquisition of property and equipment	(37,336)	(102,683)	(60,643)	(200,662)
Acquisition of businesses, net of cash acquired	—	(2,781)	(83,609)	(86,390)
Investment in joint venture	(9,650)	—	—	(9,650)
Purchase of short-term investments	(8,263,263)	—	—	(8,263,263)
Proceeds from the sale of short-term investments	8,668,722	—	—	8,668,722
Cash provided by (used in) investing activities	358,473	(105,464)	(144,252)	108,757
Financing Activities:
Payments on borrowings	(3,216)	—	—	(3,216)
Purchase of treasury stock	(344,711)	—	—	(344,711)
Proceeds from sale of capital stock	148,031	—	—	148,031
Cash dividends paid	(99,527)	—	—	(99,527)
Cash used in financing activities	(299,423)	—	—	(299,423)
Effect of exchange rate changes on cash and cash equivalents	—	—	15,081	15,081
Net increase (decrease) in cash and cash equivalents	553,347	(24,340)	127,020	656,027
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$664,621	$31,167	$417,704	$1,113,492

Condensed Consolidating Statement of Cash Flows
For the 39 weeks ended November 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$392,682	$122,197	$100,043	$614,922
Investing Activities:
Acquisition of property and equipment	(11,495)	(132,956)	(46,358)	(190,809)
Purchases of short-term investments	(5,210,550)			(5,210,550)
Proceeds from the sale of short-term investments	4,553,275			4,553,275
Other	—	—	(2,910)	(2,910)
Cash used in investing activities	(668,770)	(132,956)	(49,268)	(850,994)
Financing Activities:
Payments on borrowings	(336,826)	—	—	(336,826)
Purchase of treasury stock	—	(4,287)	—	(4,287)
Proceeds from sale of capital stock	357,736	—	—	357,736
Cash provided by (used in) financial activities	20,910	(4,287)	—	16,623
Effect of exchange rate changes on cash and cash equivalents	—	—	14,681	14,681
Net (decrease) increase in cash and cash equivalents	(255,178)	(15,046)	65,456	(204,768)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889
Cash and cash equivalents at end of period	$35,222	$42,473	$213,426	$291,121

Note L - Subsequent Events

On November 15, 2004, pursuant to the terms of the original debt agreement, the Company used approximately $195 million to repay the outstanding principal and interest due on its 5.875% 150 million Euro Notes.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

1Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and European Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our contract stationer operations. The European Operations segment consists of operating units that operate office supply stores in the United Kingdom, Germany, the Netherlands, Portugal and Belgium and that sell and deliver office products and services directly to customers throughout the United Kingdom, Germany, France, Belgium, the Netherlands, Luxembourg, Spain, Italy, Sweden, Denmark, Poland, Hungary, Austria, Switzerland and the Czech Republic.

On August 4, 2004, we acquired the United Kingdom office products company Globus Office World plc (“Office World”) for 31.3 million British Pounds Sterling (approximately $57.0 million), strengthening our retail presence in the United Kingdom.  On September 2, 2004, we acquired the assets of Malling Beck A/S, a mail order business operating in Denmark.  On September 7, 2004, we acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries. This acquisition expands Staples’ delivery business into Eastern Europe and strengthens our business in the Netherlands, France, Belgium and Germany through access to new customers and product categories.  The results of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our European Operations segment for segment reporting. On October 22, 2004, we invested in OA365(China), a mail order and internet company in the People’s Republic of China, which has been accounted for as an equity method investment.

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

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”) and on a pro forma basis reflecting the retroactive application of Issue 02-16 (see Note B to Consolidated Financial Statements) as of February 2, 2002. Management uses net income adjusted for accounting changes and non recurring items, among other measures, to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance:

Net income for the third quarter of 2004 was $208.9 million or $0.41 per diluted share compared to $165.8 million or $0.33 per diluted share for the third quarter of 2003, an increase in net income of 26%. Net income for year-to-date 2004 was $457.1 million or $0.90 per diluted share compared to $278.3 million or $0.57 per diluted share for year-to-date 2003. The year-to-date 2003 results include a $62 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for year-to-date 2003 was $340.0 million or $0.70 per diluted share. Net income increased 34% for year-to-date 2004 from the $340.0 million of pro forma net income reported for year-to-date 2003. Our positive performance reflects the continued execution of our Back to Brighton strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers, thereby differentiating us from our competitors.  The key drivers of our third quarter and year-to-date 2004 results were our improved product mix directed at more profitable small business customers and home offices, our continued focus on customer service, solid execution and expense management.   Our third quarter results also reflect a solid back to school selling season, increased customer traffic and strong performance in key categories, including office supplies, technology products and copy center.

Sales:  Sales for the third quarter of 2004 were $3.83 billion, an increase of 11.5% from the third quarter of 2003. Sales for year-to-date 2004 were $10.37 billion, an increase of 10.9% from year-to-date 2003. Comparable store sales for our North American retail locations, which include stores open for more than one year, increased 4% for the third quarter and year-to-date 2004, and comparable store sales for our European retail operations decreased 1% for the third quarter and year-to-date 2004. We had 1,662 open stores as of October 30, 2004 compared to 1,531 stores as of November 1, 2003 and 1,559 stores as of January 31, 2004.  This includes 30 stores opened and 2 stores closed during the third quarter of 2004 and 64 stores opened and 10 stores closed during year-to-date 2004, as well as the 59 Office World stores that were acquired in August 2004 (of which 10 stores were subsequently closed during the third quarter of 2004). North American Delivery sales increased 12.8% for the third quarter of 2004 and 11.6% for year-to-date 2004.  The increase in total sales also reflects a positive impact of foreign currency rates of $61.9 million for the third quarter of 2004 and $190.4 million for year-to-date 2004.

Gross Profit: Gross profit as a percentage of sales was 28.6% for the third quarter of 2004 and 28.0% for year-to-date 2004 compared to 27.9% and 26.0% for the corresponding periods in 2003. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 27.0% for year-to-date 2003.  The increase in the gross profit rate for the third quarter of 2004 and year-to-date 2004 from the pro forma rate for 2003 reflects our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products, strong results in our copy center business and better buying.

Operating and Selling Expenses: Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.8% of sales for the third quarter of 2004 and 16.6% for year-to-date 2004 compared to 16.2% and 16.9% for the corresponding periods in 2003. Our operating and selling expenses as a percentage of sales decreased for the third quarter and year-to-date 2004, primarily reflecting our continued focus on expense management and leveraging of fixed expenses on higher sales (e.g., the relative increase in the expense was less than the relative increase in sales), as well as more efficient investments in marketing.  These savings were partially offset by an increased investment in our contract sales force.

Pre-opening Expenses: Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing, number and location of new store openings.  Pre-opening expenses increased to $2.9 million in the third quarter of 2004 from $2.3 million in the third quarter of 2003 and to $6.8 million in year-to-date 2004 from $6.0 million for year-to-date 2003. Pre-opening expenses for the third quarter and year-to-date 2004 reflect 30 stores opened in the third quarter of 2004 compared to 22 stores opened in the third quarter of 2003 and 64 stores opened year-to-date 2004 compared to 53 stores opened year-to-date 2003.

General and Administrative Expenses: General and administrative expenses as a percentage of sales were 4.0% for the third quarter of 2004 and 4.2% for year-to-date 2004 compared to 3.8% for the third quarter of 2003 and 4.1% for year-to-date 2003. The increase for the third quarter and year-to-date 2004 primarily reflects an increase in management’s variable compensation, partially offset by our ability to increase sales without proportionately increasing overhead expenses.

Amortization of Intangibles: Amortization of intangibles was $2.3 million for the third quarter of 2004 and $6.1 million for year-to-date 2004 compared to $2.1 million for the third quarter of 2003 and $6.0 million for year-to-date 2003, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the acquisitions completed since fiscal 2002.

Interest income: Interest income increased to $8.8 million for the third quarter of 2004 and $19.2 million for year-to-date 2004 from $2.6 million for the third quarter of 2003 and $6.7 million for year-to-date 2003, primarily as a result of an increase in cash and short-term investments, as well as an increase in interest rates in the first three quarters of 2004 compared to the same periods in 2003.

Interest expense: Interest expense increased to $10.8 million for the third quarter of 2004 and $28.0 million for year-to-date 2004 from $7.0 million for the third quarter of 2003 and $23.7 million for year-to-date 2003, primarily as a result of an increase in interest rates, partially offset by the impact of our risk management strategy focused on mitigating interest rate risk. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented.  Excluding the impact of our interest rate swap agreements, interest expense would have been $16.4 million for the third quarter of 2004 and $45.7 million for year-to-date 2004, compared to $13.0 million and $41.8 million for the third quarter and year-to-date 2003, respectively.

Miscellaneous income (expense): Miscellaneous income (expense) was $0.9 million for the third quarter of 2004 and $(1.4) million for year-to-date 2004 compared to $0.6 million for the third quarter of 2003 and $1.3 million for year-to-date 2003. These changes primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.5% for the third quarter and year-to-date 2004 compared to 37.0% for the third quarter and year-to-date 2003.  The decrease from the effective tax rate in 2003 is due to changes in the mix of our earnings.  On October 22, 2007, the “American Jobs Creation Act of 2004” (“the Act”) was signed into law.  Passage of the Act did not have a material impact on our effective tax rate for the third quarter or year-to-date 2004.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to income before income taxes in Note J to our Consolidated Financial Statements):

	(Amounts in thousands) 13 Weeks Ended		October 30, 2004 Increase From Prior Year	November 1, 2003 Increase From Prior Year
	October 30, 2004	November 1, 2003
Sales:
North American Retail	$2,254,749	$2,077,910	8.5%	7.8%
North American Delivery	1,086,820	963,522	12.8%	5.8%
European Operations	488,897	393,331	24.3%	56.3%
Total sales	$3,830,466	$3,434,763	11.5%	11.2%

	(Amounts in thousands) 13 Weeks Ended		October 30, 2004 % of Sales	November 1, 2003 % of Sales
	October 30, 2004	November 1, 2003

Business Unit Income:
North American Retail	$220,883	$160,732	9.8%	7.7%
North American Delivery	99,270	86,595	9.1%	9.0%
European Operations	11,592	19,661	2.4%	5.0%
Total business unit income	$331,745	$266,988	8.7%	7.8%

	(Amounts in thousands) 39 Weeks Ended		October 30, 2004 Increase From Prior Year	November 1, 2003 Increase From Prior Year
	October 30, 2004	November 1, 2003
Sales:
North American Retail	$5,937,640	$5,463,943	8.7%	6.9%
North American Delivery	3,074,274	2,755,211	11.6%	10.1%
European Operations	1,359,959	1,134,676	19.9%	75.3%
Total sales	$10,371,873	$9,353,830	10.9%	13.2%

	(Amounts in thousands) 39 Weeks Ended		October 30, 2004 % of Sales	November 1, 2003 % of Sales
	October 30, 2004	November 1, 2003

Business Unit Income:
North American Retail	$423,205	$303,304	7.1%	5.6%
North American Delivery	260,656	217,999	8.5%	7.9%
European Operations	46,127	34,133	3.4%	3.0%
Total business unit income	$729,988	$555,436	7.0%	5.9%

North American Retail: Sales for North American Retail increased 8.5% for the third quarter of 2004 and 8.7% for year-to-date 2004 compared to the third quarter and year-to-date 2003.  This growth primarily reflects an increase in comparable store sales of 4% for the third quarter and year-to-date 2004, as well as non-comparable store sales for stores opened in the last twelve months.  We added a net of 27 stores in the third quarter and 48 stores year-to-date 2004 to the North American store base.  As of October 30, 2004, the North American store base included 1,406 open stores compared to 1,336 stores as of November 1, 2003 and 1,358 stores as of January 31, 2004. Our strong sales growth for the third quarter and year-to-date 2004 reflects solid execution in key categories, including ink and toner and our copy center businesses, as well as sales increases in high growth technology categories, including networking, laptops and software. Our third quarter 2004 results also reflect a solid back to school selling season, increased customer traffic and strong performance in key categories such as office supplies and furniture. Business unit income as a percentage of sales increased to 9.8% for the third quarter of 2004 and 7.1% for year-to-date 2004 from 7.7% for the third quarter and 5.6% for year-to-date 2003. The increase in business unit income as a percentage of sales primarily reflects our continued improvements in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products, strong results in our copy center business and better buying.  This increase also reflects our focus on expense management and leveraging of fixed expenses on higher sales.

North American Delivery: Sales for North American Delivery increased 12.8% for the third quarter of 2004 and 11.6% for year-to-date 2004 compared to the third quarter and year-to-date 2003. The sales growth for the third quarter and year-to-date 2004 reflects the increased investment in our contract sales force, the positive results of marketing among our catalog, websites and retail stores, and the continued success of our customer retention and acquisition efforts, which resulted from improved service levels across all of our delivery businesses.  Business unit income increased to 9.1% of sales for the third quarter of 2004 and 8.5% for year-to-date 2004 from 9.0% in the third quarter of 2003 and 7.9% for year-to-date 2003.  The increase in business unit income as a percentage of sales primarily reflects productivity improvements in our supply chain, more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders and leveraging of fixed expenses on higher sales, partially offset by the increased investment in our contract sales force.   For the third quarter of 2004, business unit income was negatively impacted by the increase in paper costs, which the market did not begin to pass along to the end customer until the end of the third quarter.

European Operations: Sales for European Operations increased 24.3% for the third quarter of 2004 and 19.9% for year-to-date 2004 compared to the third quarter and year-to-date 2003. The sales growth primarily reflects the positive impact of European exchange rates to the U.S. dollar of $35.5 million for the third quarter of 2004 and $120.0 million for year-to-date 2004, as well as the results of the Office World acquisition on August 4, 2004. This increase also reflects increased sales in our delivery businesses and non-comparable store sales for stores opened in the last twelve months.  During the third quarter of 2004, we opened two stores and closed one, and during year-to-date 2004, we opened eight stores and closed two.  We also acquired 59 Office World stores (of which 10 stores were subsequently closed during the third quarter of 2004). As of October 30, 2004, the European store base included 256 open stores compared to 195 stores as of November 1, 2003 and 201 stores as of January 31, 2004. The increase in sales was partially offset by a decrease in comparable store sales of 1% for both the third quarter and year-to-date 2004.  Business unit income declined to $11.6 million for the third quarter of 2004 and increased to $46.1 million for year-to-date 2004 from $19.7 million for the third quarter of 2003 and $34.1 million for year-to-date 2003. The decrease for the third quarter of 2004 primarily reflects the costs associated with the integration of the Office World stores as well as the integration of our two delivery businesses in the United Kingdom.  The decrease also reflects lower than expected sales in our delivery businesses in France, combined with increased investments in marketing which did not yield the sales benefits that were anticipated.  The improvement for year-to-date 2004 reflects increases during the first half of the year in our delivery businesses relating to the positive integration efforts in the businesses acquired in 2002 and our existing delivery businesses.  To a lesser extent, the year-to-date increase also reflects the continued implementation of Back to Brighton strategies in all of our European businesses, focusing on profitable growth and improved margins. In addition, European exchange rates to the U.S. dollar had a positive impact of $1.6 million for the third quarter of 2004 and $6.2 million for year-to-date 2004.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $831.6 million for year-to-date 2004 compared to $614.9 million for year-to-date 2003. As a result of the application of Issue 02-16 in the first quarter of 2003, net income and merchandise inventories decreased and deferred taxes increased, resulting in no aggregate impact on cash flows from operations.  Excluding this impact, the increase in operating cash flow from 2003 to 2004 is primarily due to the increase in net income, combined with our continuous focus on improving working capital.

Cash provided by investing activities was $108.8 million for year-to-date 2004 compared to a use of $851.0 million for year-to-date 2003. This change primarily reflects a shift in our investment strategy in 2004, reducing the amount of market auction rate preferred stock and debt securities we hold and increasing cash equivalents, including commercial paper and money market investments.  In year-to-date 2003, we increased our holdings of market auction rate preferred stock and debt securities and decreased our holdings of cash and cash equivalents.

Cash used in financing activities was $299.4 million for year-to-date 2004 compared to cash provided by financing activities of $16.6 million for year-to-date 2003.  In year-to-date 2003, we repaid our $325 million 364-Day Term Loan

Agreement and received net proceeds of $253.0 million from our issuance of 13.8 million shares of common stock in a public offering. In year-to-date 2004, we paid our first annual cash dividend on outstanding shares of our common stock of $99.5 million to shareholders of record on April 26, 2004.  In addition, in year-to-date 2004, we have repurchased 12.3 million shares of our common stock for a total purchase price (including commissions) of $335.7 million under our share repurchase program, which was announced in March 2004.  Under this program, we are authorized to repurchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005.  The financing cash outflows in both years were partially offset by the proceeds we received from the exercise of stock options.

Sources of Liquidity

We utilize cash generated from operations, together with short-term investments and our main revolving credit facility, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. When necessary, we have traditionally supplemented this with debt or equity offerings.

We had $2.34 billion in total cash and cash equivalents, short-term investments and funds available through credit agreements at October 30, 2004, which consisted of $698.1 million of available credit and $1.64 billion of cash and cash equivalents and short-term investments.

A summary, as of October 30, 2004, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through June 2006	$537,568	$—
Euro Notes due November 2004	—	191,356
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	70,000	—
Other lines of credit	90,524	—
Capital leases and other notes payable	—	12,981
Total	$698,092	$729,337

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At October 30, 2004, we had $62.4 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $600 million to $537.6 million.

On November 15, 2004, pursuant to the terms of the original debt agreement, we used approximately $195 million to repay the outstanding principal and interest due on our 5.875% 150 million Euro Notes.

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

We expect to open approximately 25 new stores during the fourth quarter 2004.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $125 million on capital expenditures during the fourth quarter of 2004.  We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

We may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years, as evidenced by our August 2004 purchase of Globus Office World plc, an office products company operating in the United Kingdom, representing significant expansion in an existing market; our September acquisitions of Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, representing two acquisitions that will help us establish a presence in Eastern Europe and Denmark; and our investment in OA365(China), a mail order and internet company in the People’s Republic of China, representing our first venture into Asia.  In the aggregate, these investments required a total use of capital of approximately $93 million, net of cash acquired.  Throughout our history, we have primarily grown organically, and we do not expect this to change.  We do not rely on acquisitions to achieve our target growth plans, and we anticipate that future acquisitions will be small, aligned with our existing businesses and focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long term meaningful drivers of our business.  We plan to exercise the same discipline for acquisitions as we use for other investments, thereby only pursuing acquisitions that earn a return above our internal return on net assets hurdle rate within a two or three year time frame.  We do not expect this strategy to result in large acquisitions and anticipate that future acquisition activity will be financed from our operating cash flow.

We believe that we will need to spend approximately $400 million a year on capital expenditures for the next few years to fund organic growth.  With capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital, we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile.  As a result of our improved cash position, in 2004 we implemented a $1 billion share repurchase program and an annual cash dividend.  Under the repurchase program, we expect to buy back approximately $400 million of common stock during 2004. We paid our first annual cash dividend of $0.20 per share of common stock on May 17, 2004 to shareholders of record on April 26, 2004, resulting in a total dividend payment of $99.5 million. While it is our intention to pay annual cash dividends in years following 2004, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

We may be unable to continue to open new stores successfully. An important part of our business plan is to increase our number of stores. We opened 64 stores during year-to-date 2004 and currently plan to open approximately 25 new stores in the fourth quarter of 2004. In addition, we recently announced that we plan to enter the Chicago market in 2005. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train employees and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

Our expanding international operations expose us to the unique risks inherent in foreign operations. In addition to our recently expanding operations in Europe, we have a significant presence in Canada through The Business Depot Ltd. As evidenced by our investment in a newly formed joint venture in the People’s Republic of China, we may also seek to expand further into other international markets in the future. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and competitive conditions and foreign currency fluctuations. Further, our recent acquisitions have increased our exposure to these foreign operating risks, which could have an adverse impact on our European income and worldwide profitability.

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at October 30, 2004 was $729.3 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve to eighteen months or thereafter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At October 30, 2004, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2004.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-12 of our Annual Report on Form 10-K for the year ended January 31, 2004.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 30, 2004.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of October 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  – OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The following table provides information about purchases by the Company during the third quarter of fiscal 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2004 – August 28, 2004	1,381,200	$28.33	1,381,200	$721,763,000
August 29, 2004 – October 2, 2004	1,184,700	$29.29	1,184,700	$687,066,000
October 3, 2004 – October 30, 2004	776,500	$29.26	776,500	$664,343,000
Total for Third Quarter of Fiscal 2004	3,342,400	$28.88	3,342,400	$664,343,000

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

STAPLES, INC.

Date:	November 16, 2004	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.