Form 10-K
period 2005-01-29
STAPLES INC
filed 2005-02-24
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)
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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 31, 2004, as reported by Nasdaq, was approximately $14.2 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 495,257,834 shares of Staples' common stock, par value $.0006, outstanding as of February 22, 2005.

        Documents Incorporated By Reference

        Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business

Staples

        Staples is the world's leading office products company. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. The office products industry has experienced significant growth since 1986 as the industry has expanded to include a variety of retailers, dealers and distributors, including other high-volume office supply chains.

        Staples, Inc. and its subsidiaries ("We," "Staples" or "the Company") operate three business segments: North American Retail, North American Delivery and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note L in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers and related products, and office furniture. Although there are no clear demarcations among customer groups, we target four principal groups: home offices (customers spending over $500 per year on office products excluding computers and furniture; including home-based businesses and teachers); small businesses and organizations with up to 20 office workers; medium-size businesses and organizations with between 20 and 500 office workers; and large businesses and organizations with more than 500 office workers. We effectively reach each sector of the office products market through three sales channels designed to be convenient to the needs of our customers: retail stores, catalog and Internet. Our ability to address all four major customer groups increases and diversifies our available market opportunities; increases awareness of the Staples name among customers in all four groups, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        Our strategy is to maintain our leadership in the office products industry by differentiating ourselves from our competition, delivering industry-best execution and expanding our market share. These three core elements of our strategy are interrelated and highlighted below:

        Differentiation:    We are focused on delivering on Staples' brand promise, we make buying office products easy, which we launched in 2003 in response to extensive customer research that showed customers place the greatest value on an easy shopping experience. Our commitment to making it easy for our customers to shop is reflected both in terms of the shopping experience and product offering. We implemented initiatives in both retail and delivery to improve the customer experience, infused the new brand personality in all of our marketing vehicles and stores, actively promoted our new advertising tagline, "that was easy", and increased the quality and value of our Staples brand products. We are also growing our copy and print centers through enhanced service and technology, introducing innovative products that customers can buy only at Staples, and helping customers run their offices by offering services such as computer repair and installation of wireless networks performed by mobile technicians. In 2004, we rolled out "easy rebates" which allows on-line submission for rebates, eliminating the need to mail in forms and receipts. To further respond to the importance our customers place on courteous and helpful associates, we rolled out a new customer service model across the chain to ensure a positive customer experience in our retail business.

        Execution:    We are committed to delivering industry-best execution with a focus on improved service and profitability. Key initiatives to drive improved execution include: our supply chain program; our overall end to end order to fulfillment execution, including in-stock, fast checkout and perfect order programs; effective integration of acquisitions; and a focus on maintaining a high performance management team. To further improve our return on net assets, we continue to execute the three elements of our "Back to Brighton" business improvement plan that we announced in 2001: driving profitable sales growth; improving profit margins; and increasing asset productivity.

        Market Leadership:    We plan to expand our market share by continuing to grow our existing businesses, developing new growth ideas and strengthening our global presence. Initiatives to expand our existing businesses include growing the copy and print center and Contract businesses and entering major new geographic markets. New growth ideas include selling office products through other retail channels and developing innovative products. To strengthen our global presence, we are making targeted investments in emerging markets such as eastern Europe, Asia and South America, which we expect to become meaningful contributors to our long-term growth.

  North American Retail

        Our North American Retail segment, consisting of 1,426 stores throughout the United States and Canada at the end of fiscal 2004, generated the majority of our sales and profits during fiscal 2004. Our North American retail stores are located in 47 states, the District of Columbia and 11 Canadian provinces in both major metropolitan markets and smaller markets. Our retail operations focus on serving the needs of small businesses and home offices.

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

        As part of our strategy of delivering on our "Easy" brand promise, we focus on several key categories for which our customers rely on us to be an authority: ink and toner, paper, business machines, and copy and print services. For instance, to make it easier to shop for printer cartridges, we expanded our cartridge offering and made them more accessible to our customers. We also offer our retail customers the ability to make purchases on-line through in-store Internet access points to acquire products that are not available in our stores. Customers can pay for these purchases at the register or through our Internet access points and have the product delivered to their home or business.

        Store associates are critical to our success and are focused on making shopping easy for our customers. Associates in our stores are available to consult on purchases, particularly in our furniture, business machines and technology sections, where customers often need assistance in decision making. Customer service has improved as a result of our efforts to increase associate training on customer service and product knowledge, implement team-based bonus programs, better match customer traffic with labor planning, roll out a new customer service model across the chain, and focus on associate retention.

        The majority of our stores benefit from the customer-friendly store layout we refer to as the "Dover" format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of our vast array of products. We continue to improve our Dover store format with on-going refinements in product placement, store design and adjacencies. At January 29, 2005, we had 437 new and fully remodeled Dover stores in North America and we had completed approximately 450 more limited store remodels to benefit from key features of the Dover model at a much lower cost than a full remodel. In 2005, we plan to open the majority of our stores in North America in the Dover format.

        In addition, in 2003, we began opening certain stores in a smaller format. These stores are 14,600 square feet in size and are designed to address smaller markets that we enter. At January 29, 2005, we had 17 stores in this smaller format, and we plan to open approximately 10 stores in smaller markets in this format in 2005. In 2002, we developed a set of strategies in the field to improve the bottom performing 20% of stores in our portfolio, and in 2004, we operationalized these practices so that they are now a routine part of these stores' activities.

        Our growth strategy is to expand our store base in a prudent fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores and actively market our catalog, we evaluate the concentration of small- and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competition and other factors.

        We plan to open approximately 95 new stores in North America in 2005, compared to 77 new stores in 2004 and 67 new stores in 2003. The growth program for fiscal 2005 will continue to focus on filling in existing markets as well as expansion into new markets where we see opportunities. In 2005, we will enter our first major new market since 2001, the Chicago, Illinois market, with approximately 20 stores. We view Chicago as a large, under penetrated market with attractive demographics, where we already have brand awareness and a delivery presence and can leverage our supply chain network.

        We also believe that there is an opportunity to sell office products through other retail channels and are testing this approach with certain grocery store chains, where we feature a high percentage of Staples brand products. This initiative is designed to capture incremental sales from customers we are not currently serving while strengthening our brand.

  North American Delivery

        Our North American Delivery segment is comprised of three business units: "Staples Business Delivery," "Quill Corporation," and our Contract business, operating under the names "Staples National Advantage" and "Staples Business Advantage." In 2004, Staples Business Advantage broadened its focus to include customers with 20 to 50 employees that were previously targeted by Staples Business Delivery because we found that these customers demanded selling features such as payment terms and better pricing that we could more effectively offer through Staples Business Advantage. We have successfully redeployed our Staples Business Delivery sales force into the Staples Business Advantage sales organization to better serve these customers.

        Staples Business Delivery:    Our Staples Business Delivery operations combine the efforts of our direct mail catalog business, operating since 1990, and our Staples.com web site and Canadian Internet sites. Staples Business Delivery is designed to reach small businesses (less than 20 employees) and home offices, offering next business day delivery for most orders. Our Internet sites provide complete, on-site transaction processing for the purchase of over 40,000 office products and services. We market Staples Business Delivery through direct mail catalogs, a telesales group generating new accounts and penetrating existing accounts, and Internet and other broad-based media advertising.

        Quill Corporation:    Founded in 1956 and acquired by Staples in May 1998, Quill is a direct mail catalog business with a targeted approach to servicing the business product needs of approximately one million small- and medium-sized businesses in the United States. Quill also sells office products using the Internet channel through Quill.com. To attract and retain its customers, Quill offers outstanding customer service, Quill brand products and special services. In 2002, we acquired Medical Arts Press, Inc., or MAP, a leading direct marketer of specialized printed office products and practice-related supplies to medical offices, and established MAP as an operating division of Quill.

        Staples National Advantage and Staples Business Advantage:    Our Contract operations focus primarily on serving the needs of medium-sized to large businesses that often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing, payment terms, usage reporting, the stocking of certain proprietary items and full service account management. Our Contract business is divided into two segments: Staples National Advantage is a nationwide Contract business selling to large multi-regional businesses. Staples Business Advantage primarily sells to medium-sized and large regional companies. We initially established the Contract business through acquisitions, and since that time have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com, which offers the highest level of procurement functionality available on our web sites, meets the online procurement needs of our Contract customers.

        Our strategies for North American Delivery focus on customer service and customer acquisition and retention to grow our delivery business and increase its profitability. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. In 2003, we implemented our easy returns policy, which provides customers with a more flexible and simple returns process. We developed and implemented customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. We are also working to enhance our distribution capabilities by increasing the number of multi-channel fulfillment centers and reducing the number of single channel facilities, and these efforts have enhanced our ability to provide next day delivery to more markets. We continue to expand our sales force as we increase our market share and drive penetration of existing customers, and we have provided better training and improved the tools and offerings of our sales force to help increase customer retention. In addition, we worked to drive profitability by increasing our customers' average order size and the percentage of orders placed electronically.

  International Operations

        Our International Operations consist of retail stores, and catalog and Internet businesses operating under various names in 18 countries in Europe and South America. In addition, we operate in Asia through our equity investment in

OA365 (China), a delivery business based in Shanghai, China. As of January 29, 2005, we operated in the following continents and countries:

Location	Operating Name	Number of Stores
Europe
Retail Stores:
Belgium	Office Centre	3
Germany	Staples	54
The Netherlands	Office Centre	43
Portugal	Staples Office Centre	15
United Kingdom	Staples/Office World	139
Catalog and Internet Businesses:
Austria	Pressel
Belgium	JPG/Bernard/Pressel
Czech Republic	Pressel
Denmark	Malling Beck
France	JPG/Bernard/Pressel
Germany	Staples/Pressel
Hungary	Pressel
Italy	MondOffice
Luxembourg	JPG
The Netherlands	JPG/Pressel
Poland	Pressel
Spain	Kalamazoo
Sweden	Kontorslagret
Switzerland	Pressel
United Kingdom	Staples/Neat Ideas
South America
Catalog and Internet Businesses:
Argentina	Officenet
Brazil	Officenet
Asia
Catalog and Internet Business:
China	OA365

        Europe represents an important opportunity for us. We expect that over time we will achieve the level of profitability we have attained in North America with a strong multi-channel offering, improving execution and capitalizing on additional synergies. In our retail business, we are implementing our successful Back to Brighton strategies that focus on developing relationships with small business customers and home offices by driving steady sales of consumable office supplies. We plan to open approximately 15 new stores in Europe in 2005, compared to 11 new stores in 2004 and 17 new stores in 2003. In 2004, we also acquired 59 Office World stores (of which 10 stores were subsequently closed). We believe our delivery business in Europe is one of our best growth opportunities. With our acquisitions over the past three years in the delivery channel combined with our Staples branded delivery business, we believe that we are well positioned for success as a multi-channel distributor of office products in Europe. Delivery represents a larger portion of the market opportunity in Europe than retail due to factors such as shopping behavior, gas prices and road networks. We plan to continue to grow our delivery business rapidly in geographies where the business is less mature such as Spain, Italy and Sweden, as well as expand into new markets, either organically or through small acquisitions. In 2004, we also transitioned the proprietary branded product of the delivery businesses we acquired in 2002 from six brand names to one brand name, Quill. This focus on one private brand gives us a much stronger offering across Europe where we have doubled the number of own brand products we offer.

        South America represents another market that is expected to become important to Staples' long-term growth. We believe there is significant potential in the South American office products market, and in 2004, we acquired Officenet S.A. to gain access to Brazil and Argentina through a delivery business that shares Staples' commitment to best-in-class customer service and operational excellence.

        In 2004, we also entered Asia through a joint venture in China, OA365 (China), a delivery business based in Shanghai. This investment gives us the opportunity to access the large, fast growing Chinese office products market.

Merchandising

        We sell a wide variety of office supplies and services, business machines and related products, computers and related products, and office furniture. While our buying and merchandising staff uses integrated computer systems to perform centrally the vast majority of our merchandise planning and product purchasing, some of our business units, particularly Quill, our Canadian operations and our multiple European businesses, leverage our global buying and merchandising staff along with their own staff to meet their more localized buying and merchandising needs.

        We have approximately 8,000 stock keeping units (SKUs) stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers. We offer approximately 40,000 SKUs to our customers through the Internet, including Internet access points in our North American retail stores. In order to minimize unit costs and selling prices, we sell many products in multi-unit packages.

        Our product offering includes Staples, Quill and other proprietary branded products which represented more than 15% of our total sales in 2004. We have focused on the quality of our Staples brand products and our objective is to have quality equal to or better than national brands. Staples brand products also offer great value to our customers with prices that are on average 10%-15% lower than the national brand. These products also generate higher gross margins on average than national brands. In 2004, we began to redesign our packaging to make it clear and impactful with a focus on making shopping easier for our customers and standing out from other brands. We are also introducing new innovative products, like the One Touch Stapler™ and Wordlock™, under the Staples brand. Wordlock, a combination lock that uses letters rather than numbers, was the winner of our Invention Quest™ contest to solicit new product ideas from our customers to make work life easier.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship services. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. In 2004, to capitalize on this opportunity, we rolled out a new copy center model which builds customer awareness of our offerings in this area, improves the training and service capabilities of our copy center associates, offers a quality guarantee in our copy and print centers, and upgrades our technological capabilities. These efforts resulted in increased sales and average order size as well as improved gross margins as our copy business has much higher than average margins.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Office supplies and services	40.1%	41.5%	41.7%
Business machines and related products	30.7%	30.3%	30.5%
Computers and related products	21.9%	21.0%	20.9%
Office furniture	7.3%	7.2%	6.9%

	100.0%	100.0%	100.0%

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

        The foundation of our merchandise strategy is based on a portfolio approach to managing our product categories. Merchandising management principles are utilized to establish category roles and growth objectives based on historical performance, customer loyalty and needs, and changing market dynamics. We allocate resources based on the category roles and growth objectives and monitor the performance of our product categories against established targets.

Supply Chain

        In fiscal 2003, we began to implement a comprehensive three-year program to improve our supply chain performance as we looked to develop integrated systems and improve our processes across all functions. The main objectives of the plan include improving our sales demand and inventory management processes and optimizing our distribution network. As a result of this program, we have made significant progress in improving supply chain reliability and inventory in-stock levels. At the same time, we have reduced our overall investment in inventory. We expect to reap further benefits in 2005 and beyond. These improvements benefit sales, inventory turns and operating margins. We have increased sales through higher levels of merchandise in-stock, better store execution and improved attachment selling. We have reduced inventory and increased inventory turns by improving product ordering, strengthening collaboration with our vendors, and increasing the amount of merchandise that flows, or is "cross docked," through our supply chain without being stored in our distribution centers. We have also expanded operating margins by decreasing total product costs and improving sell-through on promotional goods. We have evolved to taking an all encompassing view of our supply chain performance, focusing on the best "total delivered cost." From time to time, this may result in shifts up or down in certain component costs as a percentage of sales. We believe that our management approach allows us to make better tradeoffs between various expenses to deliver improvements in overall costs and inventory productivity.

        We operate centrally located retail distribution centers and delivery fulfillment centers across North America to service the majority of the replenishment and delivery requirements for North America. Most products are shipped from our suppliers to the distribution and fulfillment centers for reshipment to our stores and delivery to our customers through our delivery hubs. As of January 29, 2005, four distribution centers, located in California, Connecticut, Indiana and Maryland, supported our U.S. retail operations, and 30 fulfillment centers supported our North American delivery operations. Of our 30 North American delivery fulfillment centers, 12 locations service more than one of our delivery businesses and four of the 12 locations support all of our delivery businesses. We plan to expand our multi-business capabilities into one additional location in fiscal 2005.

        We believe our distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. We also believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, and we operate smaller gross square footage stores than would otherwise be required. A smaller store size reduces our rental costs and provides us with greater opportunity to locate stores more closely to our target customers.

        We continually work with our vendors to improve vendor reliability. We developed a web site for our vendors, StaplesPartners.com, which provides suppliers with access to important supplier information, including supplier metrics, purchase order data, sales and inventory data, EDI information and transportation routing information. This web site has improved the speed and accuracy of information, reduced our communication costs and improved our suppliers' understanding of doing business with us.

Marketing

        We pursue a variety of marketing strategies to attract and retain target customers and maintain high brand awareness. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print and Internet advertising, as well as catalogs, e-mail marketing, a loyalty program and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spend as well as the mix of media employed depending upon market, customer value, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        Our retail and Staples Business Delivery marketing efforts focus on our core customers: small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery vehicles to send a consistent message to our core customers. In addition, we continue to focus more on targeted direct marketing and on our customer loyalty program with less emphasis on newspaper circulars.

        In 2004, we continued to communicate our marketing message to reflect our brand promise that Staples makes buying office products easy. We have redesigned the look and feel of our advertising vehicles to reflect our new brand promise and are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing and store uniforms.

        We also have a naming rights agreement for the Staples Center, a state of the art sports and entertainment complex in downtown Los Angeles, which provides us with marketing, promotional and signage rights; Staples sponsored community-based programs; and various amenities in the Staples Center through 2019.

Associates and Training

        We have a strong corporate culture that values high performance, entrepreneurship and teamwork. We place great importance on recruiting, training, retaining and providing the proper incentives for high quality associates. Offering attractive career opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a workplace of choice. We recruit actively on college campuses, hire talented individuals with experience in successful retail operations, and reward current associates for referring new associates.

        We consider customer relations and our associates' knowledge of office products and related capital goods to be significant to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge. We have continued to make an investment in computer-based, multi-media training programs to upgrade associates' selling skills and improve customer service at our retail stores and delivery operations. Much of the training we provide targets sales of capital goods such as fax machines, copiers, furniture and computers. Store management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center associates prepare for new assignments through Staples and third party designed training modules, written manuals, video instruction and self-testing.

        As of January 29, 2005, Staples employed 33,577 full-time and 31,501 part-time associates.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronics superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers, such as Dell.

        We believe we are able to compete favorably against other high-volume office supply chains, mass merchandisers and other retailers, dealers and distributors because of several factors: our focus on the business customer and home office; our ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates serving customers; a wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and fair prices. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

Trademarks

        In connection with our North American Retail business, we have registered the marks "Staples" and "Staples The Office Superstore" in the Principal Register of the United States Patent and Trademark Office, and the marks "Staples the Office Superstore," "Staples" and "that was easy" in Canada. In connection with our North American Delivery businesses, we have registered the marks "Staples.com," "Staples National Advantage," "Staples Business Advantage," "Staples Business Delivery," "StaplesLink.com," "Quill," "Quill.com," "Medical Arts Press," "HMI," and "SmileMakers" on the Principal Register of the United States Patent and Trademark Office. In connection with our International Operations, we have registered the mark "Staples" in many foreign jurisdictions, including, but not limited to, the United Kingdom, Germany, the Netherlands, Poland, Portugal, Belgium and China; the mark "Office Centre" in many foreign jurisdictions, including, but not limited to, the Netherlands, Portugal and Belgium; the mark "Bernard" in multiple foreign jurisdictions, including, but not limited to, France and Belgium; the mark "JPG" in many foreign jurisdictions, including, but not limited to, France and Belgium; the mark "Neat Ideas" in many foreign jurisdictions, including, but not limited to, the United Kingdom; the mark "Sistemas Kalamazoo" in Spain; the mark "MondOffice" in Italy; the mark "Kontorslagret" in Sweden; the mark "Pressel" in Austria, Germany, Switzerland, Poland and the Czech Republic; the mark "Malling Beck" in Denmark; and the mark "Officenet" in Argentina and Brazil. Our joint venture in China, OA365 (China), owns the mark "OA365."

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of February 22, 2005 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Basil L. Anderson, age 59

  Mr. Anderson has served as a Vice Chairman since September 2001 and as a Director since 1997. Prior to joining Staples, Mr. Anderson served as Executive Vice President—Finance and Chief Financial Officer of Campbell Soup Company from April 1996 to April 2000.

Joseph G. Doody, age 52

  Mr. Doody has served as President-Staples North American Delivery since March 2002. Prior to that, he served as President-Staples Contract & Commercial from November 1998 to March 2002.

Christine T. Komola, age 37

  Ms. Komola has served as Senior Vice President, Corporate Controller since July 2004. Prior to that, she served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in 1997.

John J. Mahoney, age 53

  Mr. Mahoney has served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997. Prior to that, he was Executive Vice President and Chief Financial Officer from September 1996 to October 1997.

Michael A. Miles, age 43

  Mr. Miles has served as Chief Operating Officer since September 2003. Prior to joining Staples, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 42

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from September 1996 to February 1999.

Ronald L. Sargent, age 49

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

Jack A. VanWoerkom, age 51

  Mr. VanWoerkom has served as Executive Vice President, General Counsel and Secretary since March 2003. Prior to that, he was Senior Vice President, General Counsel and Secretary from March 1999 to March 2003.

Item 2. Properties

        As of January 29, 2005, we operated a total of 1,680 superstores in 47 states and the District of Columbia in the United States of America, 11 provinces in Canada, 11 regions in the United Kingdom, 8 regions in Germany, and in the Netherlands, Portugal and Belgium. As of that same date, we also operated 51 distribution and fulfillment centers in 19 states of the United States of America, 3 provinces in Canada, 2 regions in the United Kingdom, 2 regions in France, and in Austria, Belgium, Italy, the Netherlands, Spain, Sweden, Denmark, Germany, Brazil and Argentina. The following table sets forth the locations of our facilities as of January 29, 2005.

RETAIL STORES

Country/State/Province/Region	Number of Stores
United States
Alabama	12
Arizona	27
Arkansas	4
California	174
Colorado	4
Connecticut	36
Delaware	7
District of Columbia	2
Florida	54
Georgia	34
Idaho	7
Illinois	15
Indiana	27
Iowa	13
Kansas	3
Kentucky	10
Maine	12
Maryland	42
Massachusetts	58
Michigan	35
Minnesota	2
Mississippi	2
Missouri	9
Montana	6
Nebraska	4
Nevada	1
New Hampshire	20
New Jersey	67
New Mexico	8
New York	111
North Carolina	40
North Dakota	2
Ohio	53
Oklahoma	16
Oregon	17
Pennsylvania	84
Rhode Island	11
South Carolina	14
South Dakota	1
Tennessee	18
Texas	32
Utah	11
Vermont	7
Virginia	33
Washington	27
West Virginia	5
Wisconsin	10
Wyoming	1

1,188
Canada
Alberta	26
British Columbia	32
Manitoba	6
New Brunswick	6
Newfoundland	3
Nova Scotia	9
Ontario	92
Prince Edward Island	2
Quebec	54
Saskatchewan	7
Yukon	1

238
United Kingdom
Anglia	9
Borders	1
Central	32
Granada	16
HTV	8
London	27
Meridien	16
Tyne-Tees	4
West Country	6
Yorkshire	14
Scotland	6

139
Germany
Baden-Wurttemberg	3
Bayern	5
Bremen	2
Hamburg	9
Hessen	5
Niedersachsen	9
Nordrhein-Westfalen	18
Schleswig-Holstein	3

54
Netherlands	43
Portugal	15
Belgium	3

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region	Number of Centers
United States
California	4
Colorado	1
Connecticut	2
Florida	3
Georgia	2
Illinois	2
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
New Jersey	1
New York	2
North Carolina	1
Ohio	1
Oregon	1
Pennsylvania	2
South Carolina	1
Texas	2

30
Canada
Alberta	1
British Columbia	1
Ontario	2

4
United Kingdom
Buckinghamshire	1
Northamptonshire	2

3
France
Ile de France	1
Nord—Pas de Calais	1

2
Austria	2
Belgium	1
Denmark	1
Germany	1
Italy	1
Netherlands	1
Spain	1
Sweden	1
Brazil	2
Argentina	1

        Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2005 and 2025. In most instances, we have renewal options at increased rents. Leases for 172 of the existing stores provide for contingent rent based upon sales.

        Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        We are not a party to nor are any of our properties subject to any material pending legal proceedings other than routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ National Market under the symbol "SPLS."

        At February 22, 2005, the number of holders of record of our common stock was 7,097.

        The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the NASDAQ National Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended January 29, 2005
First Quarter	$27.73	$23.69
Second Quarter	30.50	23.74
Third Quarter	30.64	25.87
Fourth Quarter	33.88	27.80
	High	Low
Fiscal Year Ended January 31, 2004
First Quarter	$20.25	$15.73
Second Quarter	21.02	17.87
Third Quarter	27.22	18.76
Fourth Quarter	27.87	24.50

        While we will continue to retain earnings for use in the operation and expansion of our business, in 2004 we also decided to increase stockholder returns by initiating an annual cash dividend. The first cash dividend of $0.20 per outstanding share of our common stock was paid on May 17, 2004 to all stockholders of record on April 26, 2004. In 2005, we plan to pay an annual cash dividend of $0.25 per share of our outstanding common stock, with such dividend payable on April 14, 2005 to shareholders of record on March 28, 2005. Our payment of annual dividends is permitted under our revolving credit agreement, which only restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement. While it is our intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

        The following table provides information about our purchases during the fourth quarter of fiscal 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 31, 2004—November 27, 2004	903,136	$30.81	903,136	$636,517,000
November 28, 2004—January 1, 2005	2,180,700	$32.85	2,180,700	$564,890,000
January 2, 2005—January 29, 2005	2,080,000	$32.48	2,080,000	$497,322,000
Total for Fourth Quarter of Fiscal 2004	5,163,836	$32.34	5,163,836	$497,322,000

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 29, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of January 29, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

2.     Internal Control over Financial Reporting

  (a) Management's Annual Report on Internal Control Over Financial Reporting

    The management of Staples is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    •
    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

    •
    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

    •
    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

    Staples' internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Staples' management assessed the effectiveness of the Company's internal controls over financial reporting as of January 29, 2005. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of January 29, 2005, the Company's internal control over financial reporting is effective based on those criteria.

    Staples' Independent Registered Public Accounting Firm has issued a report on our assessment of the Company's internal control over financial reporting. This report appears below.

  (b) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

        We have audited management's assessment, included in the accompanying Management's Annual Report over Financial Reporting, that Staples, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Staples, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2005 and our report dated February 22, 2005 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

                      Ernst & Young LLP

Boston, Massachusetts
February 22, 2005

  (c) Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

Item 14. Principal Accountant Fees and Services

        The information required by this Item will appear under the heading "Corporate Governance—Independent Registered Public Accounting Firm's Fees" in our Proxy Statement, which section is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)
Index to Consolidated Financial Statements.

  1.
  Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

  •
  Consolidated Balance Sheets—January 29, 2005 and January 31, 2004.

  •
  Consolidated Statements of Income—Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003.

  •
  Consolidated Statements of Stockholders' Equity—Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003.

  •
  Consolidated Statements of Cash Flows—Fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003.

  •
  Notes to Consolidated Financial Statements.

  2.
  Financial Statement Schedules.

  •
  Schedule II—Valuation and Qualifying Accounts

  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the ones listed above are not required under the related instructions or are not applicable, and, therefore, have been omitted.

  3.
  Exhibits. The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1, which is incorporated herein by reference.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2005.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RONALD L. SARGENT Ronald L. Sargent	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2005
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Chairman of the Board	February 22, 2005
/s/ BASIL L. ANDERSON Basil L. Anderson	Director and Vice Chairman	February 23, 2005
/s/ BRENDA C. BARNES Brenda C. Barnes	Director	February 22, 2005
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	February 19, 2005
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	February 22, 2005
/s/ GARY L. CRITTENDEN Gary L. Crittenden	Director	February 22, 2005
/s/ RICHARD J. CURRIE Richard J. Currie	Director	February 22, 2005

/s/ GEORGE J. MITCHELL George J. Mitchell	Director	February 23, 2005
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	February 22, 2005
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director	February 22, 2005
/s/ MARTIN TRUST Martin Trust	Director	February 22, 2005
/s/ PAUL F. WALSH Paul F. Walsh	Director	February 22, 2005
/s/ JOHN J. MAHONEY John J. Mahoney	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer)	February 22, 2005
/s/ CHRISTINE T. KOMOLA Christine T. Komola	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2005

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(Dollar Amounts in Thousands, Except Per Share Amounts)

	Fiscal Year Ended
	January 29, 2005(1) (52 weeks)	January 31, 2004(2)(3) (52 weeks)	February 1, 2003(4)(5) (52 weeks)	February 2, 2002(6) (52 weeks)	February 3, 2001(7) (53 weeks)
Statement of Income Data:
Sales	$14,448,378	$12,967,022	$11,596,075	$10,744,373	$10,673,671
Gross profit	4,104,735	3,498,132	2,943,482	2,570,493	2,576,505
Net income	708,388	490,211	446,100	264,970	59,712
Basic earnings/(loss) per common share(8):
Staples, Inc. Stock	1.43	1.01	0.96	0.40	—
Staples RD Stock	—	—	—	0.18	0.16
Staples.com Stock	—	—	—	0.01	(0.84)
Diluted earnings/(loss) per common share(8):
Staples, Inc. Stock	1.40	0.99	0.94	0.40	—
Staples RD Stock	—	—	—	0.17	0.15
Staples.com Stock	—	—	—	0.01	(0.84)
Dividends	0.20	—	—	—	—
Selected Operating Data (at period end):
Stores open	1,680	1,559	1,488	1,436	1,307
Balance Sheet Data:
Working capital	$1,584,751	$1,355,670	$542,150	$807,128	$644,832
Total assets	7,071,448	6,503,046	5,721,388	4,093,035	3,983,923
Total long-term debt, less current portion	557,927	567,433	732,041	350,225	441,257
Stockholders' equity	$4,115,196	$3,662,900	$2,658,892	$2,054,174	$1,749,424

(1)
The results of operations for this period include the results of acquired businesses since the relevant acquisition date. The Company acquired Globus Office World plc on August 4, 2004, Malling Beck A/S on September 2, 2004, Pressel Versand International GmbH on September 7, 2004 and Officenet SA on November 29, 2004 (see Note C and Management's Discussion and Analysis of Financial Condition and Results of Operations, "MD&A").

(2)
Results of operations for this period have been reclassified to conform with EITF Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers", which requires that vendor consideration received in the form of sales incentives be recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. As a result of this reclassification and a reclassification of certain other coupons, sales, gross profit and operating and selling expenses decreased, but there was no impact on net income (see Note B and MD&A).

(3)
Results of operations for this period reflect a $98.0 million ($61.7 million net of taxes) non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (see Note B and MD&A).

(4)
Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In fiscal 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company's investment in, and advances to, Staples Communications (see Note H and MD&A).

(5)
The results of operations for this period include the results of acquired businesses since the relevant acquisition date. The Company acquired Medical Arts Press, Inc. on July 17, 2002 and the European mail order businesses on October 18, 2002 (see Note C and MD&A).

(6)
Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closure of 31 underperforming stores, a $7.4 million ($4.6 million after taxes) charge to cost of goods sold related to inventory write-downs to net realizable value for the closed stores and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and fulfillment and call center closures.

(7)
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

(8)
From the first quarter of fiscal year ending February 3, 2001 through the second quarter of fiscal year ending February 2, 2002, earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples' capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock ("Staples, Inc. Stock") as Staples RD Stock. Staples.com's net loss per share has also been retroactively restated to reflect the effect of a recapitalization through a one-for-two reverse stock split approved by the Board on March 7, 2000 and effected on April 5, 2000.

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

        Our business is comprised of three segments: North American Retail, North American Delivery and International Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 18 countries in Europe and South America. Our fiscal years ended January 29, 2005 ("fiscal 2004" or "2004"), January 31, 2004 ("fiscal 2003" or "2003") and February 1, 2003 ("fiscal 2002" or "2002") each contained 52 weeks.

        We acquired four businesses during 2004 ("the 2004 acquisitions"). On August 4, 2004, we acquired the United Kingdom office products company Globus Office World plc ("Office World"), strengthening our retail presence in the United Kingdom. In September 2004, we acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, expanding our delivery business into eastern Europe and Denmark and strengthening our business in western Europe through access to new customers and product categories. On November 29, 2004, we entered the South American market by acquiring Officenet SA, a mail order and Internet business operating in Brazil and Argentina. We paid an aggregate of $111.7 million, net of cash acquired, to acquire these businesses. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting. Additionally, in 2004, we entered the Asian market by investing $29.3 million in OA365 (China), a mail order and Internet company in the People's Republic of China, which has been accounted for as an equity method investment.

        We acquired two businesses during fiscal 2002 ("the 2002 acquisitions"). On October 18, 2002, we acquired multiple European mail order businesses ("the European mail order acquisition"), which sell and deliver office products and services under a variety of brand names, including JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy. The European mail order acquisition is reported as part of International Operations for segment reporting. On July 17, 2002, we acquired Medical Arts Press, Inc. ("MAP"), a leading direct marketer of specialized printed office products and practice-related supplies to medical offices. MAP is an operating division of Quill and is included in North American Delivery for segment reporting.

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

        In November 2003, the Emerging Issues Task Force reached consensus on Issue No. 03-10 "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("Issue 03-10"), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers (e.g., coupons). Beginning with the first quarter of fiscal 2004, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. In addition, we have reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales. In accordance with Issue No. 03-10, our fiscal 2003 results have been reclassified, however no change has been made to the fiscal 2002 results reported. These reclassifications had no impact on net income.

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

Results of Operations

        We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States ("GAAP"), a pro forma basis reflecting the retroactive application of Issue 02-16 as of February 3, 2001 and Issue 03-10 (see Note B to the Consolidated Financial Statements) and an adjusted basis to reflect accounting changes and non-recurring items. Management uses net income adjusted for accounting changes and non-recurring items, among other measures, to evaluate operating performance. We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

  Consolidated Performance:

        Net income for 2004 was $708.4 million or $1.40 per diluted share compared to $490.2 million or $0.99 per diluted share for 2003 and $446.1 million or $0.94 per diluted share in 2002. Our fiscal 2003 results include a $61.7 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. Our results for fiscal 2002 included the impact of a $29.0 million non-recurring tax benefit (see discussion below and Note H to the Consolidated Financial Statements). On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for 2003 was $551.9 million or $1.12 per diluted share. Excluding the tax benefit, net income for 2002 was $417.1 million or $0.88 per diluted share. On a pro forma basis for 2003 and excluding the tax benefit for 2002, net income grew 28% for fiscal 2004 and 32% for fiscal 2003.

        Our positive performance reflects the continued execution of our Back to Brighton strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our "Easy" brand promise to make buying office products easy for our customers, thereby differentiating us from our competitors. The key drivers of our 2004 results were our improved product mix directed at more profitable small business customers and home offices, our continued focus on customer service, solid execution and expense management. Our 2004 results also reflect strong performance in key categories, including ink and toner; copy center; and technology products, including networking, memory, laptops and digital cameras.

        We strive to maintain a balance between investing for our long-term success and delivering strong current earnings growth. For each of the past three years, we have chosen to make significant investments to drive sustainable revenue growth by investing in productivity improvements and better processes in such areas as store labor, supply chain, marketing and Staples brand products. Our goal is to expand our existing businesses and develop new growth opportunities such as: growing our copy and print center and Contract businesses; entering major new geographic markets in North America; expanding our multi-channel offering in Europe by entering new countries; and expanding into new geographies, as we did in 2004 in South America, eastern Europe and Asia.

        We expect additional operating margin improvement to continue in fiscal 2005. As of the date of this filing, we anticipate sales growth in fiscal 2005 to be approximately 10%, reflecting low single digit North American retail comparable store sales. We expect earnings per share growth of approximately 15% to 18% for fiscal 2005. In the third quarter of 2005, we plan to adopt Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share Based Payment" using the retrospective method, which will result in our restating our fiscal 2004 net income to $1.32 per diluted share. The adoption of this statement is not expected to have a significant impact on these growth assumptions, after adjusting fiscal 2004 net income to $1.32 per diluted share. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

        Sales:    Sales increased 11.4% in fiscal 2004 to $14.45 billion versus sales of $12.97 billion in 2003. Sales in fiscal 2003 increased 11.8% compared to sales of $11.60 billion in fiscal 2002. Excluding sales of $113 million from our 2004 acquisitions, non-comparable sales from our 2002 acquisitions of $446 million in 2003 and adjusting for the pro forma impact of reclassifying coupons under Issue 03-10 in 2002, sales increased 10.6% in 2004 and 9.8% in 2003. Comparable sales for our North American retail locations, which include stores open for more than one year, increased 4% in 2004 and 2003 and comparable sales for our International retail locations decreased 1% in 2004 and were flat in 2003. We operated 1,680 stores as of January 29, 2005 compared to 1,559 stores as of January 31, 2004 and 1,488 stores as of February 1, 2003. This includes 88 stores opened and 16 stores closed during 2004, as well as the 59 Office World stores that were acquired in August 2004 (of which 10 stores were subsequently closed during 2004), 84 stores opened and 13 stores closed during 2003 and 86 stores opened and 34 stores closed during 2002. North American Delivery sales increased 13.4% in 2004 and 9.2% in 2003. Excluding non-comparable sales of $86 million in 2003 for MAP and adjusting for the pro forma impact of reclassifying coupons under Issue 03-10 in 2002, North American Delivery sales increased 8.2% in 2003. International Delivery sales increased 15.3% in 2004 and 196.5% in 2003. Excluding sales of $23 million for our 2004 delivery acquisitions and non-comparable sales of $361 million in 2003 for our European mail order acquisition, International Delivery sales increased 11.4% in 2004 and 17.7% in 2003. The increase in total sales also reflects the positive impact of foreign currency rates of $265 million in 2004 and $338 million in 2003.

        Our strong sales growth in 2004 reflects solid execution in key categories, including ink and toner, our copy center business and the performance of high growth technology categories, including networking, memory, laptops and digital cameras, which were positively impacted by product presentation and in-store execution. Our sales growth in 2003 reflects solid execution in key categories, including ink and toner, paper, business machines, our copy center business, furniture and high growth technology categories, and strong sales during our back-to-school season and our back-to-business selling season in January. Additionally, our sales growth in both 2004 and 2003 reflects the positive results of our increased investment in our Contract sales force, our cross-channel marketing among our catalogs, web sites and retail stores and increases in both customer acquisition and retention rates in our North American delivery businesses.

        Gross Profit:    Gross profit as a percentage of sales was 28.4% for fiscal 2004, 27.0% for fiscal 2003 and 25.4% for fiscal 2002. On a pro forma basis to reflect the retroactive application of Issue 02-16 and Issue 03-10, gross profit was 27.7% for fiscal 2003 and 26.9% for fiscal 2002. The increase in the gross profit rate for 2004 from the pro forma gross profit rate for 2003 reflects our continued improvement in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products, strong results in our copy center business and supply chain initiatives which lower the cost of moving the product from our vendors through to our customers. The increase in the pro forma gross profit rate for 2003 reflects the impact of the 2002 acquisitions, which have significantly higher gross margins as a percentage of sales than our other businesses, as well as leveraging of rent and occupancy expenses (e.g., the relative increase in the expense was less than the relative increase in sales), improvements in shrink, our improved product mix directed at more profitable small business customers and home offices, our continued focus on higher margin Staples brand products, and better buying as a result of our procurement initiatives.

        Operating and Selling Expenses:    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.3% of sales for fiscal 2004, 16.6% of sales for fiscal 2003 and 15.5% of sales for fiscal 2002. On a pro forma basis to reflect the impact of reclassifications under Issue 02-16 and Issue 03-10, operating expenses were 16.8% of sales for fiscal 2002. The decrease in operating and selling expenses in fiscal 2004 reflects our continued focus on expense management, leveraging of fixed expenses on higher sales and more efficient investments in marketing, partially offset by an increased investment in our Contract sales force. The decrease in pro forma operating and selling expenses in fiscal 2003 reflects more efficient investment in marketing across all business units, our focus on expense management and leveraging of fixed expenses on higher sales. This decrease was partially offset by investments in customer service and the impact of the 2002 acquisitions, which have higher marketing costs as a percentage of sales than our other businesses.

        Pre-opening expenses:    Pre-opening expenses relating to new store openings, consisting primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred and therefore fluctuate from period to period depending on the timing and number of new store openings. Pre-opening expenses were $10.7 million for the 88 stores opened in fiscal 2004, $9.6 million for the 84 stores opened in fiscal 2003 and $8.7 million for the 86 stores opened in fiscal 2002.

        General and Administrative:    General and administrative expenses as a percentage of sales were 4.2% for fiscal 2004, 4.0% for fiscal 2003 and 3.9% for fiscal 2002. The increase in general and administrative expenses as a percentage of sales in 2004 reflects an increase in management's variable compensation as well as our continued investment in supply chain initiatives, partially offset by our ability to increase sales without proportionately increasing overhead expenses. The slight increase in general and administrative expenses as a percentage of sales in 2003 reflects our investments in supply chain and procurement initiatives, offset by our ability to increase sales without proportionately increasing overhead expenses.

        Amortization of Intangibles:    Amortization of intangibles was $8.7 million in fiscal 2004, $8.0 million in fiscal 2003 and $2.1 million in fiscal 2002, reflecting the amortization of certain trade names, customer-related intangible assets and non-competition agreements associated with our 2004 and 2002 acquisitions.

        Interest income:    Interest income increased to $31.0 million in fiscal 2004 from $10.1 million in fiscal 2003 and $8.0 million in fiscal 2002. The increase in interest income in fiscal 2004 is primarily due to a sustained increase in cash and short-term investments, as well as an increase in interest rates. The increase in 2003 is also due to an increase in interest rates, combined with an increase in cash and short-term investments, although the increase in cash and short term investments did not arise until the latter half of the fiscal year.

        Interest expense:    Interest expense increased to $39.9 million in fiscal 2004 from $31.6 million in fiscal 2003 and $30.7 million in fiscal 2002. The increase in interest expense in 2004 and 2003 is primarily due to an increase in interest rates, partially offset by the impact of our risk management strategy focused on mitigating interest rate risk and a reduction in our outstanding borrowings. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all years presented. Excluding the impact of our interest rate swap agreements, interest expense would have been $61.0 million for fiscal 2004, $56.0 million for fiscal 2003 and $41.0 million for fiscal 2002. Interest expense in 2004 and 2003 was also impacted by our May 2003 repayment of $325 million due under a term loan agreement that was put in place to help fund our 2002 acquisitions and our November 2004 repayment of 150 million of Euro Notes.

        Miscellaneous income (expense):    Miscellaneous income (expense) was $(1.5) million for fiscal 2004, $1.3 million for fiscal 2003 and $2.1 million for fiscal 2002. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods, as well as earnings related to our equity investment in OA365 (China).

        Income Taxes:    Our effective tax rate was 36.5% for fiscal 2004, 37.0% for fiscal 2003 and 32.6% for fiscal 2002. In fiscal 2000, we recognized impairment losses related to the goodwill and fixed assets of Staples Communications. Due to the uncertainty concerning the ultimate deductibility of the losses, no corresponding tax benefit was recognized in fiscal year 2000. During fiscal 2001, we sold our Staples Communications business and applied for a pre-filing agreement with the Internal Revenue Service regarding deductibility of our investment in, and advances to, Staples Communications. In fiscal 2002, the Internal Revenue Service agreed to allow, as an ordinary deduction, our investment in, and advances to, Staples Communications. Accordingly, our income tax expense in 2002 includes a $29.0 million tax benefit attributable to the Staples Communications losses; excluding this tax benefit, our effective tax rate was 37.0% in 2002, which is consistent with the effective tax rate for 2003. The decrease in our effective tax rate from 2003 to 2004 is primarily due to changes in the mix of our earnings. The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, did not have a material impact on our effective tax rate for fiscal 2004.

  Segment Performance:

        The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years (see reconciliation of business unit income to income before income taxes in Note L to the Consolidated Financial Statements):

	(Amounts in thousands)
Sales				2004 Increase From Prior Year	2003 Increase From Prior Year
	2004	2003	2002
North American Retail	$8,324,299	$7,665,804	$7,166,105	8.6%	7.0%
North American Delivery	4,196,882	3,702,311	3,389,625	13.4%	9.2%
International Operations	1,927,197	1,598,907	1,040,345	20.5%	53.7%

Consolidated Staples	$14,448,378	$12,967,022	$11,596,075	11.4%	11.8%

	(Amounts in thousands)
Business Unit Income				2004 % of Sales	2003 % of Sales	2002 % of Sales
	2004	2003	2002
North American Retail	$681,230	$523,612	$413,895	8.2%	6.8%	5.8%
North American Delivery	376,730	308,305	265,055	9.0%	8.3%	7.8%
International Operations	67,913	64,346	3,722	3.5%	4.0%	0.4%

Consolidated Staples	$1,125,873	$896,263	$682,672	7.8%	6.9%	5.9%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Net Stores Acquired	Stores Closed	Stores Open at End of Period
2002	North American Retail	1,261	72	—	33	1,300
2002	International Operations	175	14	—	1	188

2002	Total	1,436	86	—	34	1,488

2003	North American Retail	1,300	67	—	9	1,358
2003	International Operations	188	17	—	4	201

2003	Total	1,488	84	—	13	1,559

2004	North American Retail	1,358	77	—	9	1,426
2004	International Operations	201	11	49	7	254

2004	Total	1,559	88	49	16	1,680

        North American Retail:    Sales increased 8.6% in fiscal 2004 and 7.0% in fiscal 2003. Adjusting for the pro forma impact of reclassifying coupons under Issue 03-10 in 2002, sales increased 9.1% in 2003. Comparable store sales in North America increased 4% in 2004 and 2003. Our growth in fiscal 2004 primarily reflects our comparable store sales growth, as well as non-comparable store sales for stores opened in 2003 and the net addition of 68 stores during fiscal 2004. The increase in sales also includes the positive impact of the Canadian exchange rate to the U.S. dollar of $98 million. Our strong sales growth in 2004 reflects solid execution in key categories, including ink and toner, our copy center business and the performance of high growth technology categories, including networking, memory, laptops and digital cameras, which were positively impacted by product presentation and in-store execution. Our growth in fiscal 2003 was the result of our comparable store sales growth, as well as non-comparable store sales for stores opened in 2002 and the net addition of 58 stores during fiscal 2003. Our growth for fiscal 2003 primarily reflects strong performance in ink and toner, paper, business machines and our copy center business, as well as improvements in furniture and high growth technology categories. This growth was fueled by strong sales during our back-to-school season and our back-to-business selling season in January.

        Business unit income as a percentage of sales increased to 8.2% in 2004 from 6.8% in 2003 and 5.8% for 2002. The increase in business unit income during 2004 primarily reflects our continued improvement in product mix directed at more profitable business customers and home offices, our continued focus on higher margin Staples brand products, strong results in our copy center business and supply chain initiatives which lower the cost of moving the product from our vendors through to our customers. This increase also reflects continued improvements in expense management, solid execution, our focus on customer service and leveraging of fixed expenses on higher sales. The increase in business unit income during 2003 primarily reflects our focus on expense management, leveraging of rent and occupancy and other fixed expenses on higher sales and improvements in shrink. The increase also reflects improved product mix and more focused marketing spend directed at more profitable small business customers and home offices, our focus on higher margin Staples brand products and better buying. We also benefited from the positive impact of foreign exchange rates in both 2004 and 2003. Going forward, we will continue to focus on our "Easy" brand promise, customer service, supply chain improvements and our Staples brand products, as we believe that these are key to our success. We plan to identify and develop new growth opportunities, such as expanding our copy center business, entering a new major market in Chicago, Illinois and exploring new retail channels such as selling to grocery store chains.

        North American Delivery:    Sales increased 13.4% in fiscal 2004 and 9.2% in fiscal 2003. Excluding non-comparable sales from the acquisition of MAP and adjusting for the pro forma impact of reclassifying coupons under Issue 03-10 in 2002, sales increased 8.2% in fiscal 2003. The sales growth in both years reflects the increased investment in our Contract sales force; the positive results of marketing among our catalogs, web sites and retail stores; more efficient marketing driving higher sales per marketing dollar; and the continued success of our customer acquisition and retention efforts resulting from improved service levels.

        Business unit income as a percentage of sales increased to 9.0% in 2004 from 8.3% for 2003 and 7.8% for 2002. The increase in fiscal 2004 reflects more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders, productivity improvements in our supply chain, and leveraging of fixed expenses on higher sales, partially offset by the increased investment in our Contract sales force. The increase in 2003 reflects an increase in the number of orders placed electronically, an increase in average order size, continued productivity in our operations and fewer problem orders. Additionally, our fiscal 2003 results reflect leveraging of marketing costs and fixed expenses on higher sales. Going forward, we will focus on growing sales in all of our delivery businesses and believe we have an opportunity to enhance operating margins in Staples Business Delivery and Contract to approach the level of Quill, our most profitable division.

        International Operations:    Sales increased 20.5% in fiscal 2004 and 53.7% in fiscal 2003. Excluding the 2004 acquisitions and non-comparable sales from our 2002 European mail order acquisition, sales increased 13.5% in 2004 and 19.0% in fiscal 2003. Comparable store sales in Europe decreased 1% in 2004 and were flat in fiscal 2003. The sales increase in 2004 and 2003 primarily reflects the positive impact of an increase in European exchange rates against the U.S. dollar of $157 million and $151 million, respectively, combined with non-comparable store sales for stores opened in the past twelve months and increased sales in our delivery businesses.

        Business unit income increased $3.6 million in fiscal 2004 and $60.6 million in fiscal 2003. Excluding the non-comparable results of our European mail order acquisition, business unit income increased $29.8 million in 2003. The slight increase in business unit income in 2004 is the result of improved performance during the first half of the year in our delivery businesses relating to the positive integration efforts in the businesses acquired in 2002, improvements in our existing delivery businesses, and improvements in our retail businesses reflecting the implementation of our Back to Brighton strategies. These results were primarily offset by the costs associated with the integration of the Office World stores and the related impact of five planned Staples store closures in the United Kingdom, the integration of our two delivery businesses in the United Kingdom, a slight decrease in sales in our delivery businesses in France in the second half of the year compared to the prior year combined with increased investments in marketing which did not yield the sales benefits that were anticipated. The improvement in 2003 was achieved despite a challenging economic environment and primarily reflected the turnaround in our German retail business and the positive impact of our integration process on our existing delivery business. Our business unit income also benefited from the positive impact of foreign exchange rates in both 2004 and 2003. We believe that we have a significant opportunity to grow our International business by expanding our multi-channel offering in Europe and expanding into new geographies.

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

        Inventory:    We record inventory at the lower of weighted-average cost or market value. We reserve for obsolescence, overstock and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value based on assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

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

        Impairment of Goodwill and Indefinite Lived Intangible Assets:    Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") requires that we annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to allocate goodwill and conduct impairment testing at the individual business unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

New Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

        SFAS No. 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R using the modified retrospective method. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $72.5 million, $30.3 million and $22.8 million in fiscal 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash Flows

        Cash provided by operations increased to $1.18 billion in fiscal 2004, from $1.02 billion in fiscal 2003 and $914.4 million in fiscal 2002. As a result of the application of Issue 02-16 in 2003, net income and merchandise inventories decreased and deferred income taxes increased, resulting in no aggregate impact on cash flows from operations. The increase in cash flow from operations in fiscal 2004 and fiscal 2003 is primarily due to the increase in net income adjusted for non-cash charges, combined with our improvements in working capital.

        Cash used in investing activities was $14.4 million in fiscal 2004, compared to $1.11 billion in fiscal 2003 and $1.54 billion in fiscal 2002. The change in investing activities each year reflects a shift in our investment strategy, as well as changes in the level of acquisitions completed in each fiscal year, with the 2002 acquisitions totaling $1.17 billion and the 2004 acquisitions totaling $111.7 million. In 2004, our investment strategy changed, and we reduced the amount of market auction rate preferred stock and debt securities we held and increased our holdings of cash equivalents, including commercial paper and money market investments. In 2003, we increased our holdings of market auction rate preferred stock and debt securities and decreased our holdings of cash and cash equivalents.

        Cash used in financing activities was $639.9 million in fiscal 2004, compared to cash provided by financing activities of $35.3 million in fiscal 2003 and $714.1 million in fiscal 2002. In 2004, we repurchased 17.4 million shares of our common stock for a total purchase price (including commissions) of $502.7 million under our share repurchase program, which was announced in March 2004. Under this program, we are authorized to repurchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. In 2004, we repaid the outstanding principal and interest due on our 5.875% 150 million Euro Notes, pursuant to the terms of the original debt agreement, and also paid $99.5 million in the aggregate to shareholders of record on April 26, 2004 in connection with our first annual cash dividend on our common stock. In 2003, we repaid our $325 million 364-Day Term Loan Agreement (see Note E to the Consolidated Financial Statements) and received net proceeds of $253.0 million from our issuance of 13.8 million shares of common stock in a public offering (see Note J to the Consolidated Financial Statements). In 2002, we received the proceeds from the September 2002 $325 million offering of senior notes and the October 2002 $325 million 364-Day Term Loan Agreement (See Note E to the Consolidated Financial Statements).

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

        We had $2.27 billion in total cash, short-term investments and funds available through credit agreements at January 29, 2005, which consisted of $802.0 million of available credit, $997.3 million of cash and cash equivalents and $472.2 million of short-term investments. During fiscal 2004, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At January 29, 2005, we had $71.0 million of open letters of credit, which reduces the available amounts under our revolving credit facility. We finance the majority of our stores and certain equipment with operating leases.

        As of January 29, 2005, the balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt, operating lease obligations and purchase obligations are presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Revolving Credit Facility effective through December 2009	$678,994	$—	$—	$—	$—	$—
Senior Notes due August 2007	—	200,000	—	200,000	—	—
Notes due October 2012	—	325,000	—	—	—	325,000
Uncommitted lines of credit	50,000	—	—	—	—	—
Other lines of credit	73,019	—	—	—	—	—
Capital leases and other notes payable	—	18,729	1,244	5,422	2,615	9,448

Total Debt Obligations	$802,013	$543,729	$1,244	$205,422	$2,615	$334,448
Operating leases	$—	$5,034,543	$576,207	$1,076,095	$937,166	$2,445,075
Purchase obligations(2)	$—	$433,723	$284,539	$76,534	$21,875	$50,775

Total	$802,013	$6,011,995	$861,990	$1,358,051	$961,656	$2,830,298

(1)
The above table excludes scheduled interest payments on debt obligations since all of the Company's fixed rate debt agreements are hedged with derivative instruments that are intended to convert the fixed rate debt agreements into variable interest rate obligations. Therefore, the amount of future interest payments due on these obligations is not currently determinable (see Notes E and F to the consolidated financial statements).

(2)
Many of our purchase commitments are cancelable by us without payment, and we have excluded such commitments, along with intercompany commitments. Contracts cancelable without cause, without penalty and with notice are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination under the terms of the contract.

        On December 14, 2004, Staples entered into a revolving credit facility (the "Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $750 million. The Credit Facility terminates on December 14, 2009. The Credit Facility replaced a $600 million revolving credit facility (the "Prior Credit Facility") that had been entered into on June 21, 2002 and was scheduled to terminate in June 2006. On December 14, 2004, there were no borrowings outstanding under the Prior Credit Facility, and approximately $62.4 million of letters of credit issued under the Prior Credit Facility were transferred to the Credit Facility.

        Borrowings made pursuant to the Credit Facility may be syndicated loans, competitive bid loans, or swing line loans. Syndicated loans bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, which is the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio; competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid; and swing line loans bear interest that is the lesser of the base rate or the swing line rate. Under the Credit Facility, we pay a facility fee, payable quarterly, at rates that range from 0.090% to 0.250% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

        Payments under the Credit Facility are guaranteed by the same subsidiaries that guarantee our publicly issued notes. The Credit Facility contains customary affirmative and negative covenants for credit facilities of its type. The covenants require that in the event a Staples subsidiary that is not currently a guarantor under the Credit Facility becomes a guarantor of any of Staples' publicly issued notes or bonds, Staples shall cause such subsidiary to become a guarantor under the Credit Facility. The Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted funded debt to total capitalization ratio of 0.75. The Credit Facility provides for customary events of default with corresponding grace periods, including defaults relating to other indebtedness of at least $50,000,000 in the aggregate and failure to meet the requirement that Staples and its guarantor subsidiaries collectively have at least $355,000,000 of consolidated EBT (as defined in the Credit Facility). As of January 29, 2005, no borrowings were outstanding under the Credit Facility, however $71.0 million of letters of credit were issued under the facility.

        Prior to December 2003, we utilized a 364-day accounts receivable securitization agreement for the purpose of providing us with additional low cost short-term working capital funding that enabled us to reduce our borrowings under our revolving credit facility. On December 29, 2003, we terminated the receivable securitization agreement and all related obligations.

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

Uses of Capital

        We expect to open approximately 110 new stores during fiscal 2005. We estimate that our cash requirements, including leasehold improvements and fixtures, net inventory and pre opening expense, will be approximately $1.2 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $400 million on capital expenditures during fiscal 2005. We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

        Historically, we have primarily grown organically, and while we do not expect this to change, we may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. This growth strategy is evidenced by our August 2004 purchase of Globus Office World plc, an office products company operating in the United Kingdom, representing a significant expansion in an existing market; our September 2004 acquisitions of Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, representing two acquisitions that will help us establish a presence in eastern Europe and Denmark; our purchase of Officenet SA, a mail order and Internet business operating in Brazil and Argentina, representing our entry in the South American market; and our investment in OA365 (China), a mail order and Internet company in the People's Republic of China, representing our first venture into Asia. In the aggregate, these acquisitions and our investment totaled $141.0 million, net of cash acquired.

        We do not rely on acquisitions to achieve our publicly announced target growth plans. While we will consider many types of acquisitions on an opportunistic basis, we target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long term meaningful drivers of our business and financed from our operating cash flows. In connection with such targeted acquisitions, we plan to exercise the same discipline as we use for other investments, pursuing those that we believe will earn a return above our internal return on net assets hurdle rate within a two or three year time frame.

        We believe that we will need to spend approximately $400 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations. The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile. As a result of this improvement, we implemented in 2004 a $1 billion share repurchase program and paid an annual cash dividend. Under the repurchase program, we repurchased approximately $500 million of common stock during 2004 and expect to buy back approximately $500 million in 2005. We paid our first annual cash dividend of $0.20 per outstanding share of common stock on May 17, 2004 to shareholders of record on April 26, 2004, resulting in a total dividend payment of $99.5 million. In 2005, we will pay an annual cash dividend of $0.25 per share of outstanding common stock, with such dividend payable on April 14, 2005 to shareholders of record on March 28, 2005. While it is our intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Cautionary Statements

        This Annual Report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein.

        Our market is highly competitive and we may not continue to compete successfully.    We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selections, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronic superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers, such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

        We may be unable to continue to open new stores and enter new markets successfully.    An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 88 stores during fiscal 2004 and currently plan to open approximately 110 new stores in fiscal 2005, with a major new market entry in Chicago, Illinois. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

        Our growth may continue to strain operations, which could adversely affect our business and financial results.    Our business has grown dramatically over the past several years through organic growth and through the acquisition of Medical Arts Press, Inc., the European mail order businesses and Office World. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown. This growth has placed significant demands on management and operational systems. If we are not successful in upgrading our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.

        Our operating results may be impacted by changes in the economy.    Our operating results are directly impacted by the health of the North American, European and South American economies. Current economic conditions may adversely affect our business and our results of operations.

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

        Our quarterly operating results are subject to significant fluctuation.    Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

        Our expanding International operations expose us to the unique risks inherent in foreign operations.    In addition to our recently expanding operations in Europe and our new operations in South America, we have a significant presence in Canada through The Business Depot Ltd. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs, competitive conditions and foreign currency fluctuations. Further, our recent acquisitions in Europe and South America have increased our exposure to these foreign operating risks, which could have an adverse impact on our International income and worldwide profitability.

        Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.    Our consolidated outstanding debt at January 29, 2005 was $543.7 million. Our future minimum lease commitments due for retail store and support facilities and equipment leases under non-cancelable operating leases were $5.03 billion at January 29, 2005. Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

        California wage and hour class action lawsuit.    Various class action lawsuits have been brought against us for alleged violations of what is known as California's "wage and hour" law. The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The plaintiffs have filed their motion to certify the class. We believe we have meritorious defenses in the litigation. Accordingly, we believe the litigation will not have a material adverse effect on us.

Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis, and value at risk estimates.

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $525.0 million at January 29, 2005, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on January 29, 2005 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $5.3 million additional pre-tax charge or credit to our statement of operations than otherwise would occur if interest rates remain unchanged.

        As more fully described in the notes to the consolidated financial statements, we are exposed to foreign exchange risks through subsidiaries in Canada, the United Kingdom, Germany, Luxembourg, the Netherlands, Portugal, France, Belgium, Spain, Italy, Sweden, Denmark, Switzerland, Austria, Hungary, Poland, the Czech Republic, Argentina and Brazil. We have entered into a currency swap in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at January 29, 2005, we have recorded a $7.5 million asset representing gross unrealized gains on two of our derivatives and a $42.4 million liability representing a gross unrealized loss on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which is being amortized into income through August 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note B to the consolidated financial statements, in fiscal year 2003, the Company changed its method of accounting for cash consideration received from vendors to conform with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." As also discussed in Note B to the consolidated financial statements, in fiscal year 2004, the Company changed its method of accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers (e.g. coupons) to conform with Emerging Issues Task Force Issue No 03-10 "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Staples, Inc.'s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Boston, Massachusetts
February 22, 2005

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 29, 2005	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$997,310	$457,465
Short-term investments	472,231	934,275
Receivables, net	485,126	410,330
Merchandise inventories, net	1,602,530	1,465,989
Deferred income tax asset	86,041	96,247
Prepaid expenses and other current assets	138,374	114,598

Total current assets	3,781,612	3,478,904
Property and equipment:
Land and buildings	649,175	601,063
Leasehold improvements	762,946	692,837
Equipment	1,140,234	1,045,605
Furniture and fixtures	597,293	533,104

Total property and equipment	3,149,648	2,872,609
Less accumulated depreciation and amortization	1,548,774	1,367,308

Net property and equipment	1,600,874	1,505,301
Lease acquisition costs, net of accumulated amortization	38,400	44,227
Intangible assets, net of accumulated amortization	222,520	209,541
Goodwill	1,321,464	1,202,007
Other assets	106,578	63,066

Total assets	$7,071,448	$6,503,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,241,433	$1,110,631
Accrued expenses and other current liabilities	954,184	822,453
Debt maturing within one year	1,244	190,150

Total current liabilities	2,196,861	2,123,234
Long-term debt	557,927	567,433
Deferred income tax liability	23,314	7,563
Other long-term obligations	178,150	141,916
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 542,032,757 shares at January 29, 2005 and 527,121,843 shares at January 31, 2004	325	316
Additional paid-in capital	2,255,110	1,933,379
Cumulative foreign currency translation adjustments	114,427	81,002
Retained earnings	2,818,163	2,209,302
Less: treasury stock at cost, 45,698,391 shares at January 29, 2005 and 27,927,347 shares at January 31, 2004	(1,072,829)	(561,099)

Total stockholders' equity	4,115,196	3,662,900

Total liabilities and stockholders' equity	$7,071,448	$6,503,046

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Sales	$14,448,378	$12,967,022	$11,596,075
Cost of goods sold and occupancy costs	10,343,643	9,468,890	8,652,593

Gross profit	4,104,735	3,498,132	2,943,482
Operating and other expenses:
Operating and selling	2,348,878	2,158,125	1,795,428
Pre-opening	10,673	9,639	8,746
General and administrative	610,568	524,094	454,501
Amortization of intangibles	8,743	7,986	2,135

Total operating expenses	2,978,862	2,699,844	2,260,810

Operating income	1,125,873	798,288	682,672
Other income (expense):
Interest income	31,042	10,135	8,016
Interest expense	(39,888)	(31,575)	(30,677)
Miscellaneous income (expense)	(1,455)	1,264	2,052

Income before income taxes	1,115,572	778,112	662,063
Income tax expense	407,184	287,901	215,963

Net income	$708,388	$490,211	$446,100

Earnings per common share
Basic	$1.43	$1.01	$0.96

Diluted	$1.40	$0.99	$0.94

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

	Common Stock	Additional Paid-In Capital	Cumulative Translation Adjustments	Retained Earnings	Treasury Stock	Comprehensive Income
Balances at February 2, 2002	$295	$1,364,355	$(27,129)	$1,272,991	$(556,338)	$252,195

Issuance of common stock for stock options exercised	4	56,350	—	—	—	—
Tax benefit on exercise of options	—	21,722	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	7,977	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	—	14,881	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	18,861	—	—	—	—
Reissuance of Treasury Stock	—	54	—	—	18	—
Net income for the year	—	—	—	446,100	—	446,100
Foreign currency translation adjustments	—	—	41,351	—	—	41,351
Changes in the fair value of derivatives (net of taxes of $1,121)	—	—	(2,741)	—	—	(2,741)
Purchase of treasury shares	—	—	—	—	(492)	—
Other	—	633	—	—	—	—

Balances at February 1, 2003	$299	$1,484,833	$11,481	$1,719,091	$(556,812)	$484,710

Equity Offering	8	252,964	—	—	—	—
Issuance of common stock for stock options exercised	8	121,545	—	—	—	—
Tax benefit on exercise of options	—	30,613	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	9,136	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	16,169	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	18,389	—	—	—	—
Reissuance of Treasury Stock	—	97	—	—	28	—
Net income for the year	—	—	—	490,211	—	490,211
Foreign currency translation adjustments	—	—	96,075	—	—	96,075
Changes in the fair value of derivatives (net of taxes of $17,126)	—	—	(26,554)	—	—	(26,554)
Purchase of treasury shares	—	—	—	—	(4,315)	—
Other	—	(367)	—	—	—	—

Balances at January 31, 2004	$316	$1,933,379	$81,002	$2,209,302	$(561,099)	$559,732

Issuance of common stock for stock options exercised	8	187,163	—	—	—	—
Tax benefit on exercise of options	—	69,257	—	—	—	—
Contribution of common stock to Employees' 401(K) Savings Plan	—	13,311	—	—	—	—
Sale of common stock under International Savings Plan	—	124	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	19,098	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	32,778	—	—	—	—
Net income for the year	—	—	—	708,388	—	708,388
Common stock dividend	—	—	—	(99,527)	—	—
Foreign currency translation adjustments	—	—	46,861	—	—	46,861
Changes in the fair value of derivatives (net of taxes of $9,729)	—	—	(13,436)	—	—	(13,436)
Purchase of treasury shares	—	—	—	—	(511,730)	—

Balances at January 29, 2005	$325	$2,255,110	$114,427	$2,818,163	$(1,072,829)	$741,813

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Operating activities:
Net income	$708,388	$490,211	$446,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,845	282,811	267,209
Deferred income tax expense (benefit)	1,595	(13,725)	226
Other	65,771	36,434	35,767
Change in assets and liabilities, net of companies acquired:
(Increase) decrease in receivables	(49,786)	(4,218)	62,460
(Increase) decrease in merchandise inventories	(63,747)	147,130	(15,781)
Increase in prepaid expenses and other assets	(8,736)	(34)	(3,574)
Increase (decrease) in accounts payable	82,355	(27,266)	49,396
Increase in accrued expenses and other current liabilities	107,608	95,549	63,630
Increase in other long-term obligations	56,915	12,840	8,917

Net cash provided by operating activities	1,179,208	1,019,732	914,350
Investing activities:
Acquisition of property and equipment	(335,435)	(277,793)	(264,692)
Acquisition of businesses, net of cash acquired	(111,657)	(2,910)	(1,171,187)
Investment in joint venture	(29,330)	—	—
Proceeds from the sale of short-term investments	10,708,696	8,180,025	265,996
Purchase of short-term investments	(10,246,652)	(9,014,125)	(366,171)
Acquisition of lease rights	—	—	(347)

Net cash used in investing activities	(14,378)	(1,114,803)	(1,536,401)
Financing activities:
Proceeds from the sale of capital stock	—	252,972	—
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	206,394	136,821	78,895
Proceeds from borrowings	—	—	730,897
Payments on borrowings	(235,081)	(325,235)	(95,235)
Repayments under receivables securitization agreement	—	(25,000)	—
Cash dividends paid	(99,527)	—	—
Purchase of treasury stock, net	(511,730)	(4,287)	(474)

Net cash (used in) provided by financing activities	(639,944)	35,271	714,083
Effect of exchange rate changes on cash	14,959	21,376	9,033
Net increase (decrease) in cash and cash equivalents	539,845	(38,424)	101,065
Cash and cash equivalents at beginning of period	457,465	495,889	394,824

Cash and cash equivalents at end of period	$997,310	$457,465	$495,889

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept, and Staples is a leading office products company. Staples operates three business segments: North American Retail, North American Delivery and International Operations, formerly referred to as European Operations. The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and the Company's Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 18 countries in Europe and South America.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2004, 2003 and 2002 consisted of the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

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

        Short-term Investments:    Short-term investments, which primarily consist of market auction rate preferred stock and debt securities, are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. At January 29, 2005, the available for sale investments had contractual maturities ranging from February 2005 through July 2042.

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $380.5 million at January 29, 2005 and $319.3 million at January 31, 2004. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.

        An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historical trends. The allowance recorded at January 29, 2005 and January 31, 2004 was approximately $16.5 million and $14.0 million, respectively.

        Other non-trade receivables were $121.1 million at January 29, 2005 and $105.0 million at January 31, 2004 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

        In fiscal year 2000, Staples entered into a receivables securitization agreement, which was terminated on December 29, 2003, under which it sold participating interests in non-interest bearing accounts receivable of Quill and Staples' Contract business at a discount to an unrelated third party financier. The transfers qualified for sales treatment under SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result of renegotiating the termination provision in this agreement, on December 29, 2003 the third party financier sold its interest in the outstanding receivables, which represented $25.0 million, back to the Company.

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

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 29, 2005 and January 31, 2004 totaled $57.9 million and $54.3 million, respectively.

        Goodwill and Intangible Assets:    SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Management uses a discounted cash flow analysis, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. If actual results are not consistent with management's assumptions and judgments, the Company could be exposed to a material impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. In addition, annual impairment tests for indefinite lived intangible assets are also performed in the fourth quarter. As a result of the fourth quarter impairment analyses, management has determined that no impairment charges are required.

        The changes in the carrying amount of goodwill during the year ended January 29, 2005 are as follows (in thousands):

	Goodwill At January 31, 2004	2004 Additions	Goodwill At January 29, 2005
North American Retail	$37,109	$—	$37,109
North American Delivery	388,744	6,291	395,035
International Operations	776,154	113,166	889,320

Consolidated	$1,202,007	$119,457	$1,321,464

        Intangible assets not subject to amortization, which include registered trademarks and trade names, were $153.0 million and $144.6 million at January 29, 2005 and January 31, 2004, respectively; intangible assets subject to amortization, which include certain trademarks and trade names, customer related intangible assets and non-competition agreements, were $90.3 million and $76.3 million at January 29, 2005 and January 31, 2004, respectively. Accumulated amortization for intangible assets subject to amortization was $20.8 million and $11.4 million at January 29, 2005 and January 31, 2004, respectively.

        Impairment of Long-Lived Assets:    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples' other operations.

        Fair Value of Financial Instruments:    Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable approximate fair value because of their short-term nature, and the carrying amounts of Staples' debt approximates fair value because of the Company's use of derivative instruments that qualify for hedge accounting.

        Revenue Recognition:    Revenue is recognized at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. We offer our customers various coupons, discounts and rebates, which are treated as a reduction of revenue.

        Sales of extended service plans are either administered by an unrelated third party or by the Company. The unrelated third party is the legal obligor in most of the areas they administer and accordingly bears all performance obligations and risk of loss related to the service plans sold in such areas. In these areas, Staples recognizes a net commission revenue at the time of sale for the service plans. In certain areas where Staples is the legal obligor, the revenues associated with the sale are deferred and recognized over the life of the service contract, which is typically one to five years.

        Cost of Goods Sold and Occupancy Costs:    Cost of goods sold and occupancy costs includes the costs of merchandise sold, inbound and outbound freight, receiving and distribution, and store and distribution center occupancy (including real estate taxes and common area maintenance).

        Shipping and Handling Costs:    All shipping and handling costs are included as a component of cost of goods sold and occupancy costs.

        Operating and Selling Expenses:    Operating and selling expenses include payroll, advertising and other operating expenses for our stores and delivery operations not included in cost of goods sold and occupancy costs.

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $30.8 million at January 29, 2005 and $29.6 million at January 31, 2004. Total advertising and marketing expense was $526.0 million, $492.7 million and $559.8 million ($444.2 million on a pro forma basis to reflect Issue 03-10) for fiscal years 2004, 2003 and 2002, respectively.

        Pre-opening Costs:    Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

        Stock Option Plans:    Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). Under APB No. 25, since the exercise price of Staples' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2004	2003	2002
Risk free interest rate	3.8%	2.6%	3.1%
Expected dividend yield	0.7%	0%	0%
Expected stock volatility	41%	43%	45%
Expected life of options	5.0 years	5.0 years	5.0 years

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of SFAS No. 148's disclosure requirements, the Company's employee stock purchase plans are considered compensatory plans. The expense was calculated based on the fair value of the employees' purchase rights. Staples' pro forma information follows (in thousands, except for per share information):

	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 31, 2004	Fiscal Year Ended February 1, 2003
Net income as reported	$708,388	$490,211	$446,100
Add: Stock based compensation, net of related tax effects, included in reported net income	29,466	17,715	16,402
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(71,002)	(57,715)	(49,718)

Pro forma net income	$666,852	$450,211	$412,784

Basic earnings per common share
As reported	$1.43	$1.01	$0.96
Pro forma	$1.35	$0.93	$0.88
Diluted earnings per common share
As reported	$1.40	$0.99	$0.94
Pro forma	$1.32	$0.91	$0.87

        The weighted-average fair values of options granted during fiscal years 2004, 2003 and 2002 were $10.88, $7.28 and $6.84, respectively.

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

        Derivative Instruments and Hedging Activities:    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

        New Accounting Pronouncements:    On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123. Statement No. 123R supersedes APB No. 25 and amends Statement No. 95, "Statement of Cash Flows." Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

        SFAS No. 123R provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company plans to adopt SFAS No. 123R using the modified retrospective method. Since the Company currently accounts for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $72.5 million, $30.3 million and $22.8 million in fiscal 2004, 2003 and 2002, respectively.

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

        In November 2003, the EITF reached consensus on Issue No. 03-10 "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("Issue 03-10"), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers (e.g., coupons). Beginning with the first quarter of fiscal 2004, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales. In accordance with Issue No. 03-10, our fiscal 2003 results have been reclassified, however no change has been made to the fiscal 2002 results reported. These reclassifications had no impact on net income.

        The following summarizes the as reported results for 2004, with the as reported and pro-forma results for 2003 and 2002, assuming the retroactive application of these accounting principles as of February 2, 2002 (in thousands, except per share data):

	As Reported 52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Sales	$14,448,378	$12,967,022	$11,596,075
Cost of goods sold and occupancy costs	10,343,643	9,468,890	8,652,593

Gross profit	4,104,735	3,498,132	2,943,482
Operating and other expenses:
Operating and selling	2,348,878	2,158,125	1,795,428
Other expenses	640,285	561,895	485,991

Total operating and other expenses	2,989,163	2,720,020	2,281,419

Income before income taxes	1,115,572	778,112	662,063
Income tax expense	407,184	287,901	215,963

Net income	$708,388	$490,211	$446,100

Earnings per common share:
Basic	$1.43	$1.01	$0.96
Diluted	$1.40	$.99	$0.94
	Pro Forma 52 Weeks Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Sales	$14,448,378	$12,967,022	$11,405,873
Cost of goods sold and occupancy costs	10,343,643	9,370,915	8,342,376

Gross profit	4,104,735	3,596,107	3,063,497
Operating and other expenses:
Operating and selling	2,348,878	2,158,125	1,915,443
Other expenses	640,285	561,895	485,991

Total operating and other expenses	2,989,163	2,720,020	2,401,434

Income before income taxes	1,115,572	876,087	662,063
Income tax expense	407,184	324,152	215,963

Pro forma net income	$708,388	$551,935	$446,100

Pro forma earnings per common share:
Basic	$1.43	$1.14	$0.96

Diluted	$1.40	$1.12	$0.94

NOTE C Business Acquisitions and Equity Method Investments

        In accordance with SFAS No. 141 "Business Combinations," Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

2004 Acquisitions:

        On November 29, 2004, the Company acquired Officenet SA, a mail order and Internet company operating in Argentina and Brazil, for $23.2 million. This acquisition represents Staples' entry into South America.

        In September 2004, the Company acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, for 25.0 million Euros (approximately $30.5 million) and Malling Beck A/S, a mail order company based in Denmark, for $4.0 million. These acquisitions expand Staples' delivery business into Eastern Europe and Denmark and strengthen the Company's business in western Europe through access to new customers and product categories.

        On August 4, 2004, the Company acquired the United Kingdom office products company Globus Office World plc ("Office World") for 31.3 million British Pounds Sterling (approximately $57.0 million), strengthening Staples' retail presence in the United Kingdom. In connection with this acquisition, Staples accrued approximately $28.3 million for merger-related and integration costs, reflecting costs associated with planned Office World store closures, a distribution center closure, severance and transaction related costs. As of January 29, 2005, approximately $3.9 million has been charged against this accrual and $24.4 million remains accrued for these merger-related and integration costs.

        The results of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting. As of January 29, 2005, the Company recorded $119.5 million of goodwill and $16.2 million of intangible assets for all acquisitions completed in 2004. $3.5 million of the goodwill recorded is expected to be deductible for tax purposes. Of the $16.2 million recorded for intangible assets, $8.4 million was assigned to a trade name that has an indefinite life and will not be subject to amortization, and $7.8 million was assigned to trade names and customer-related intangible assets that will be amortized over a weighted average life of 4.7 years.

2004 Investment:

        On October 22, 2004, the Company invested approximately $9.7 million in OA365 (China), a mail order and Internet company in the People's Republic of China, and in January 2005, the Company invested an additional $19.6 million. This investment has been accounted for as an equity method investment.

European Mail Order Businesses:

        On October 18, 2002, Staples acquired the European mail order businesses of Guilbert SA, a subsidiary of Pinault Printemps Redoute SA (the "European mail order acquisition"). The aggregate cash purchase price of 806 million Euros (approximately $788 million as of the acquisition date), net of cash acquired of $5.0 million and net of capital leases assumed of $12.9 million, was funded by the proceeds from the September 2002 offering of senior notes, the October 2002 364-Day Term Loan Agreement (see Note E) and cash from operations. The results of the businesses acquired have been included in the consolidated financial statements since that date. The acquired companies are reported as part of the International Operations segment for segment reporting. The European mail order acquisition allowed Staples to enter the fast-growing office supplies mail order market in France, Italy, Spain and Belgium and strengthened its mail order presence in the United Kingdom. The acquired European mail order businesses consist of leading direct mail office products sellers to small businesses in Europe operating under different brands in five countries: JPG and Bernard in France and Belgium, Kalamazoo in Spain, Neat Ideas in the United Kingdom and MondOffice in Italy.

        In connection with the European mail order acquisition, Staples recorded $845.2 million of goodwill and intangible assets, net of fiscal 2003 purchase price adjustments, which were assigned to our International Operations segment. None of the goodwill recorded is expected to be deductible for tax purposes. Staples also accrued for merger-related and integration costs of approximately $11.8 million, which consisted primarily of transaction related costs. As of January 29, 2005, approximately $11.3 million has been charged against this accrual and $0.5 million remains accrued for these merger-related and integration costs.

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

        Of the $211.8 million of acquired intangible assets, $138.2 million was assigned to registered trademarks and trade names which have indefinite lives and are not subject to amortization, $72.0 million was assigned to customer-related intangible assets that are being amortized over a weighted average useful life of 12.9 years and $1.6 million was assigned to non-competition agreements that are being amortized over their useful life of three years.

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

        In connection with this acquisition, Staples recorded $349.5 million of goodwill and intangible assets, net of fiscal 2003 purchase price adjustments, which were assigned to our North American Delivery segment. None of the goodwill recorded is expected to be deductible for tax purposes. Staples also accrued for merger-related and integration costs of approximately $7.0 million. As of January 29, 2005, approximately $3.5 million has been charged against this accrual and approximately $3.5 million remains accrued for these merger-related and integration costs.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, including net purchase price adjustments of $0.5 million, which reduced goodwill, in 2003 (in thousands):

As of July 17, 2002
Current assets	$27,419
Property and equipment	11,512
Other assets	46
Intangible assets	6,498
Goodwill	342,968

Total assets acquired	388,443
Current liabilities	2,185
Other long-term liabilities	1,793

Total liabilities assumed	3,978

Net assets acquired	$384,465

        In connection with the acquisition of MAP, the Company recorded $6.5 million of acquired intangible assets. Of this total, $5.9 million was assigned to trade names and trademarks, which have indefinite lives and are not subject to amortization and $0.6 million was assigned to customer-related intangible assets that are being amortized over 10 years.

        Pro forma results of operations assuming the 2004 acquisitions, the European mail order acquisition or the MAP acquisition occurred as of the beginning of the respective fiscal years have not been presented, as the inclusion of the results of operations for the acquired businesses would not have produced a material impact on the reported sales, net income or earnings per share of the Company for any of the periods presented.

NOTE D Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	January 29, 2005	January 31, 2004
Taxes	$234,960	$207,070
Employee related	254,954	222,949
Acquisition and store closure reserves	90,805	58,128
Advertising and marketing	53,417	58,023
Other	320,048	276,283

Total	$954,184	$822,453

NOTE E Debt and Credit Agreements

        The major components of debt outstanding are as follows (in thousands):

	January 29, 2005	January 31, 2004
Notes due October 2012 (see below)	$325,000	$325,000
Senior Notes due August 2007 (see below)	200,000	200,000
Euro Notes due November 2004 (see below)	—	186,240
Lines of credit (see "Credit Agreements" below)	—	3,191
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 2% to 5%; collateralized by the related equipment	18,729	12,791

	543,729	727,222
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	15,442	30,361
Less current portion	(1,244)	(190,150)

Net long-term debt	$557,927	$567,433

Debt maturing within one year consists of the following (in thousands):
Euro Notes due November 2004 (see below)	$—	$186,240
Current portion of long-term debt	1,244	3,910

Total debt maturing within one year	$1,244	$190,150

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2005	$1,244
2006	3,070
2007	202,352
2008	1,362
2009	1,253
Thereafter	334,448

$543,729

        Future minimum lease payments under capital leases of $9.3 million, excluding $1.0 million of interest, are included in aggregate annual maturities shown above. In addition to capital leases assumed through acquisitions, Staples entered into new capital lease agreements totaling $0.5 million, $1.0 million and $0.9 million during fiscal years 2004, 2003 and 2002, respectively.

        Interest paid by Staples totaled $22.5 million, $32.5 million and $17.8 million for fiscal years 2004, 2003 and 2002, respectively. There was no capitalized interest in fiscal 2004 or fiscal 2002; capitalized interest totaled $0.1 million in fiscal 2003.

        Notes:    On September 30, 2002, Staples issued $325 million principal amount of senior notes due October 1, 2012 (the "Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the Notes into variable rate obligations (see Note F).

        Senior Notes:    On August 12, 1997, Staples issued $200 million principal amount of senior notes due August 15, 2007 (the "Senior Notes"), with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Staples has entered into interest rate swap agreements to turn the Senior Notes into variable rate obligations (see Note F).

        Credit Agreements:    On December 14, 2004, Staples entered into a revolving credit facility (the "Credit Facility") with a syndicate of banks, which provides for a maximum borrowing of $750 million. The Credit Facility terminates on December 14, 2009. The Credit Facility replaced a $600 million revolving credit facility (the "Prior Credit Facility") that had been entered into on June 21, 2002 and was scheduled to terminate in June 2006. On December 14, 2004, there were no borrowings outstanding under the Prior Credit Facility, and approximately $62.4 million of letters of credit issued under the Prior Credit Facility were transferred to the Credit Facility.

        Borrowings made pursuant to the Credit Facility may be syndicated loans, competitive bid loans, or swing line loans. Syndicated loans bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, which is the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio; competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid; and swing line loans bear interest that is the lesser of the base rate or the swing line rate. Under the Credit Facility, we pay a facility fee, payable quarterly, at rates that range from 0.090% to 0.250% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

        Payments under the Credit Facility are guaranteed by the same subsidiaries that guarantee our publicly issued notes. The Credit Facility contains customary affirmative and negative covenants for credit facilities of its type. The covenants require that in the event a Staples subsidiary that is not currently a guarantor under the Credit Facility becomes a guarantor of any of Staples' publicly issued notes or bonds, Staples shall cause such subsidiary to become a guarantor under the Credit Facility. The Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted funded debt to total capitalization ratio of 0.75. The Credit Facility provides for customary events of default with corresponding grace periods, including defaults relating to other indebtedness of at least $50,000,000 in the aggregate and failure to meet the requirement that Staples and its guarantor subsidiaries collectively have at least $355,000,000 of consolidated EBT (as defined in the Credit Facility). As of January 29, 2005, no borrowings were outstanding under the Credit Facility, however $71.0 million of letters of credit were issued under the facility.

        On October 4, 2002, the Company entered into a $325 million 364-Day Term Loan Agreement with a group of commercial banks to finance a portion of the purchase price of the European mail order acquisition. The Term Loan was repaid in its entirety on May 2, 2003.

        Staples has available $50.0 million in uncommitted, short-term bank credit lines, of which no borrowings were outstanding as of January 29, 2005. In addition, Staples' European operations have a total of $65.6 million in available lines of credit, of which no borrowings were outstanding as of January 29, 2005, and Staples' Canadian operations have an $8.1 million line of credit, which had no outstanding balance at January 29, 2005, with $0.7 million of letters of credit issued under the facility.

        Euro Notes:    Staples issued notes in the aggregate principal amount of 150 million Euros on November 15, 1999 (the "Euro Notes"). These notes came due on November 15, 2004 and were repaid in full on this date. Prior to their repayment, these notes were designated as a foreign currency hedge on the Company's net investments in Euro denominated subsidiaries and gains or losses were recorded in the cumulative translation adjustment line in Stockholders' Equity.

NOTE F Derivative Instruments and Hedging Activities

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

        Interest Rate Swaps:    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, to turn Staples' fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which is being amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 29, 2005, the new interest rate swap agreements had a fair value gain of $7.2 million, which was included in other assets.

        On January 10, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples' Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At January 29, 2005, the interest rate swap agreement had a fair value gain of $0.4 million, which was included in other assets.

        Foreign Currency Swaps:    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive semi-annual payments on $200 million at a fixed rate of 7.125% and is obligated to make semi-annual interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and gains or losses were recorded as cumulative translation adjustments in stockholders' equity. At January 29, 2005, the currency swap had a fair value loss of $42.4 million, which was included in other long-term obligations. During fiscal years 2004, 2003 and 2002, foreign currency gains (losses), net of taxes of $(13.4) million, $(23.1) million and $0.1 million, respectively were recorded in the cumulative translation adjustment line.

NOTE G Commitments and Contingencies

        Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

        Other long-term obligations at January 29, 2005 include $97.5 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 66 retail stores not yet opened at January 29, 2005) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2005	$576,207
2006	554,824
2007	521,271
2008	482,996
2009	454,170
Thereafter	2,445,075

$5,034,543

        Future minimum lease commitments do not include $56.3 million of minimum rentals due under non-cancelable subleases.

        Rent expense approximated $524.0 million, $480.0 million and $445.2 million for fiscal years 2004, 2003 and 2002, respectively.

        As of January 29, 2005, Staples had purchase obligations of $433.7 million. Many of our purchase commitments are cancelable by us without payment, and we have excluded such commitments, along with intercompany commitments. Contracts cancelable without cause, without penalty and with notice are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination under the terms of the contract. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2005	$284,539
2006 through 2007	76,534
2008 through 2009	21,875
Thereafter	50,775

$433,723

        Import letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 29, 2005, Staples had open letters of credit totaling $37.3 million.

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

NOTE H Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2005	January 31, 2004
Deferred tax assets:
Deferred rent	$34,649	$32,816
Capitalized vendor money	24,164	30,933
Foreign tax credit carryforwards	7,505	35,511
Net operating loss carryforwards	15,310	10,576
Insurance	5,560	6,215
Employee benefits	21,229	20,737
Merger related charges	18,595	7,501
Store closure charge	12,197	13,468
Capital losses and asset write-downs	19,874	20,982
Inventory	15,340	120
Unrealized loss on hedge instruments	17,825	20,788
Other—net	39,048	36,452

Total deferred tax assets	231,296	236,099
Total valuation allowance	(55,454)	(45,987)

Net deferred tax assets	$175,842	$190,112

Deferred tax liabilities:
Depreciation	$(11,570)	$(22,663)
Intangibles	(77,985)	(70,279)
Other—net	(3,104)	(8,486)

Total deferred tax liabilities	(92,659)	(101,428)

Net deferred tax assets	$83,183	$88,684

        The gross deferred tax asset from tax loss carryforwards of $15.3 million represents approximately $177.8 million of net operating loss carryforwards, $7.3 million of which will expire in 2007 and $2.1 million of which will expire in 2009 if not utilized. The remainder has an indefinite carryforward period. Total foreign tax credit carryforwards of $7.5 million will expire in 2012 if not utilized. The deferred tax asset from capital losses and asset write-downs includes approximately $5.6 million, $14.0 million, and $8.6 million of capital loss carryforwards that expire in 2005, 2006, and 2008, respectively. The deferred tax assets for these carryforwards have been partially reserved against due to the uncertainty of their realization. The valuation allowance increased by $9.5 million during the year due primarily to the uncertainty of benefitting deferred tax assets associated with various merger reserves.

        For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Pretax income:
United States	$931,228	$648,179	$586,085
Foreign	184,344	129,933	75,978

	$1,115,572	$778,112	$662,063

        The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Current tax expense:
Federal	$315,996	$231,122	$168,038
State	19,899	20,023	10,518
Foreign	69,701	50,481	37,181
Deferred tax (benefit) expense	1,595	(13,725)	226

Total income tax expense	$407,191	$287,901	$215,963

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1,2003
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.3	3.7	2.1
Effect of foreign taxes	(0.4)	(0.3)	0.7
Tax credits	(0.6)	(0.4)	(0.3)
Impaired assets	—	—	(4.4)
Other	0.2	(1.0)	(0.5)

Effective tax rate	36.5%	37.0%	32.6%

        The effective tax rate in any year is impacted by the geographic mix of earnings. The fiscal 2002 rate of 32.6% reflects the tax benefit of the asset impairment charge recognized in fiscal 2000 for Staples Communications.

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

        Income tax payments were $322 million, $282 million and $189 million during fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $287 million as of January 29, 2005. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE I Employee Benefit Plans

Employee Stock Purchase Plans

        The Amended and Restated 1998 Employee Stock Purchase Plan authorizes a total of up to 10.5 million shares of common stock to be sold to participating employees and the Amended and Restated International Employee Stock Purchase Plan authorizes a total of up to 850,000 shares of common stock to be sold to participating employees of non-U.S. subsidiaries of the Company. Under both plans, participating employees may purchase shares of common stock at

85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.

Stock Award Plans

        The 2004 Stock Incentive Plan (the "2004 Plan") was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 23 million shares of common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. As of February 27, 1997, Staples' 1987 Stock Option Plan (the "1987 Plan") expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

  Stock Options

        Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 2, 2002	51,262,579	$15.35
Granted	9,968,929	14.76
Exercised	(6,319,366)	7.63
Canceled	(3,236,626)	17.32

Outstanding at February 1, 2003	51,675,516	$16.20
Granted	9,883,290	15.86
Exercised	(9,276,692)	10.86
Canceled	(2,319,537)	17.90

Outstanding at January 31, 2004	49,962,577	$17.23
Granted	10,369,068	28.64
Exercised	(12,642,517)	14.73
Canceled	(1,763,403)	19.39

Outstanding at January 29, 2005	45,925,725	$20.41

        The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $14.50	4,491,860	3.94	$11.372	4,311,688	$11.290
$14.51 - $15.50	6,968,418	6.02	14.923	6,096,111	14.946
$15.51 - $17.50	6,120,146	7.38	16.165	3,402,361	16.232
$17.51 - $18.50	7,131,609	8.41	18.340	2,452,025	18.334
$18.51 - $21.00	6,340,267	4.11	20.040	5,887,682	20.054
$21.01 - $29.00	11,290,481	8.73	27.903	1,779,520	24.801
$29.01 - $33.71	3,582,944	5.39	30.886	2,910,718	30.887

$0.00 - $33.71	45,925,725	6.72	$20.415	26,840,105	$18.334

        The number of exercisable shares was 26.8 million shares of common stock at January 29, 2005, 31.2 million shares of common stock at January 31, 2004 and 31.3 million shares of common stock at February 1, 2003.

  Restricted Stock

        In 2003, the Company began granting restricted shares in lieu of special grants of stock options in order to better align management and shareholder interests. All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples. The following table summarizes the Company's grants of restricted stock in fiscal 2004 and 2003:

Date of Award	Number of Shares Granted	Weighted Average Fair Market Value	Vesting Date
July 1, 2003	60,000	$18.35	July 1, 2007
December 1, 2003	14,500	27.77	December 1, 2006
December 8, 2003	18,000	26.06	December 8, 2008
January 26, 2004	200,000	26.32	February 1, 2006
January 26, 2004	710,000	26.32	January 26, 2007
June 14, 2004	5,000	28.72	June 14, 2007
June 23, 2004	31,000	30.14	June 23, 2009
September 8, 2004	40,000	29.33	September 8, 2007
September 10, 2004	4,800	30.00	September 10, 2007
October 6, 2004	30,000	30.24	October 6, 2007
November 30, 2004	499	31.91	November 30, 2007
December 1, 2004	26,000	32.96	December 1, 2009
December 9, 2004	4,200	32.77	December 9, 2007
December 15, 2004	75,000	33.30	February 1, 2006

        In connection with the issuance of restricted stock in fiscal 2004 and 2003, Staples included $11.0 and $0.9 million, respectively, in compensation expense.

        On February 3, 2002, the Company issued 300,000 shares of restricted stock with a weighted average fair market value of $17.93 per share. 167,000 shares vested on March 1, 2004, and the remaining 133,000 shares vested on

February 1, 2005. In connection with the issuance of the restricted stock, Staples included $2.7 million in compensation expense in each of fiscal years 2003 and 2002.

  Performance Accelerated Restricted Stock ("PARS")

        PARS are shares of Staples common stock granted to employees and non-employee directors without cost to the employee or director. The shares, however, are restricted in that they are not transferable (i.e., they may not be sold) by the employee or director until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain compound annual earnings per share growth over a certain number of interim years. Subject to limited exceptions, if the employee leaves Staples, or the director ceases to serve as a director of Staples, prior to the vesting date for any reason, PARS will be forfeited by the employee or director and will be returned to Staples. Once PARS have vested, they become unrestricted and may be transferred and sold. Based on the terms of these awards, the Company accounts for PARS using fixed plan accounting and recognizes compensation expense over the expected life of the award on a straight-line basis.

        As of January 29, 2005, Staples had 721,000 and 742,000 PARS that were issued during fiscal years 2004 and 2003, respectively. PARS issued in fiscal year 2004 have a weighted-average fair market value of $29.69 and initially vest in March 2009 or will accelerate in March 2006, 2007 or 2008. PARS issued in fiscal year 2003 have a weighted-average fair market value of $26.06 and will vest on April 1, 2005 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 29, 2005. PARS issued in fiscal year 2000 have a weighted-average fair market value of $14.19 and vested on February 1, 2005.

        In connection with the issuance of PARS, Staples included $21.7 million, $15.1 million and $16.2 million in compensation expense for fiscal years 2004, 2003 and 2002, respectively.

Employees' 401(k) Savings Plan

        Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period. The Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period; however, beginning in October 2004, such contributions were made in cash rather than in Company common stock.

        In connection with these plans, Staples included approximately $13.6 million, $9.5 million and $7.2 million in expense for fiscal years 2004, 2003 and 2002.

NOTE J Stockholders' Equity

        Staples repurchased approximately $502.7 million of common stock in 2004 under the Company's share repurchase program, which was announced in March 2004.

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

        At January 29, 2005, 26.6 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.

NOTE K Computation of Earnings per Common Share

        Earnings per share has been presented below for Staples common stock for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 (amounts in thousands, except per share data):

	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 31, 2004	Fiscal Year Ended February 1, 2003
Numerator:
Net income	$708,388	$490,211	$446,100
Denominator:
Weighted-average common shares outstanding	494,585	483,966	466,768
Effect of dilutive securities:
Employee stock options and restricted stock	11,237	9,525	5,927

Weighted-average shares assuming dilution	505,822	493,491	472,695

Basic earnings per common share	$1.43	$1.01	$0.96

Diluted earnings per common share	$1.40	$0.99	$0.94

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 0.3 million shares, 3.7 million shares and 15.6 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

NOTE L Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery and International Operations, formerly referred to as European Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples' Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office supply stores and that sell and deliver office products and services directly to customers in 18 countries in Europe and South America.

        Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and non-recurring items ("business unit income"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        Staples' North American Retail and North American Delivery segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers is different. The International Operations are considered a separate reportable segment because of the significant difference in the operating environment from the North American operations.

        The following is a summary of significant accounts and balances by reportable segment for fiscal years 2004, 2003 and 2002 (in thousands):

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Sales:
North American Retail	$8,324,299	$7,665,804	$7,166,105
North American Delivery	4,196,882	3,702,311	3,389,625
International Operations	1,927,197	1,598,907	1,040,345

Consolidated	$14,448,378	$12,967,022	$11,596,075

Business Unit Income:
North American Retail	$681,230	$523,612	$413,895
North American Delivery	376,730	308,305	265,055
International Operations	67,913	64,346	3,722

Consolidated	$1,125,873	$896,263	$682,672

Depreciation & Amortization:
North American Retail	$181,307	$188,030	$184,270
North American Delivery	51,909	54,631	55,673
International Operations	45,629	40,150	27,266

Consolidated	$278,845	$282,811	$267,209

Capital Expenditures:
North American Retail	$209,190	$149,500	$179,856
North American Delivery	55,068	78,449	38,170
International Operations	71,177	49,844	46,666

Consolidated	$335,435	$277,793	$264,692

        The following is a reconciliation of business unit income to income before income taxes for fiscal years ended 2004, 2003 and 2002 (in thousands):

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Total business unit income	$1,125,873	$896,263	$682,672
Interest and other expense, net	(10,301)	(20,176)	(20,609)
Impact of change in accounting principle	—	(97,975)	—

Income before income taxes	$1,115,572	$778,112	$662,063

	January 29, 2005	January 31, 2004
Assets:
North American Retail	$2,694,255	$3,169,210
North American Delivery	1,449,880	1,523,361
International Operations	2,951,431	1,845,359

Total	7,095,566	6,537,930
Elimination of intercompany receivables	(24,118)	(34,884)

Total consolidated assets	$7,071,448	$6,503,046

  Geographic Information:

	Year Ended January 29, 2005	Year Ended January 31, 2004	Year Ended February 1, 2003
Sales:
United States	$10,808,314	$9,859,899	$9,284,341
Canada	1,712,867	1,508,216	1,271,389
International	1,927,197	1,598,907	1,040,345

Consolidated Total	$14,448,378	$12,967,022	$11,596,075

	January 29, 2005	January 31, 2004
Long-lived Assets:
United States	$1,539,219	$1,470,955
Canada	238,027	228,893
International	1,436,585	1,261,228

Consolidated Total	$3,213,831	$2,961,076

NOTE M Guarantor Subsidiaries

        Under the terms of the Company's Notes and Senior Notes, certain subsidiaries guarantee repayment of the debt. The Notes and Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Notes and Senior Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 29, 2005 and January 31, 2004 and for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003. The non-

guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

Condensed Consolidating Balance Sheet
As of January 29, 2005
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$529,275	$44,300	$423,735	$—	$997,310
Short-term investments	472,231	—	—	—	472,231
Merchandise inventories	—	1,004,819	597,711	—	1,602,530
Other current assets	80,358	255,319	373,864	—	709,541

Total current assets	1,081,864	1,304,438	1,395,310	—	3,781,612
Net property, equipment and other assets	239,982	920,213	808,177	—	1,968,372
Goodwill, net of amortization	140,570	52,067	1,128,827	—	1,321,464
Investment in affiliates and intercompany, net	374,885	2,013,548	882,308	(3,270,741)	—

Total assets	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Total current liabilities	$277,470	$1,045,733	$873,658	$—	$2,196,861
Total long-term liabilities	26,208	600,554	132,629	—	759,391
Total stockholders' equity	1,533,623	2,643,979	3,208,335	(3,270,741)	4,115,196

Total liabilities and stockholders' equity	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Condensed Consolidating Balance Sheet
As of January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$111,274	$55,507	$290,684	$—	$457,465
Short-term investments	924,275	—	10,000	—	934,275
Merchandise inventories	—	944,243	521,746	—	1,465,989
Other current assets	101,546	201,922	317,707	—	621,175

Total current assets	1,137,095	1,201,672	1,140,137	—	3,478,904
Net property, equipment and other assets	177,275	908,578	736,282	—	1,822,135
Goodwill, net of amortization	140,570	45,777	1,015,660	—	1,202,007
Investment in affiliates and intercompany, net	578,236	2,013,603	937,925	(3,529,764)	—

Total assets	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Total current liabilities	$442,310	$967,343	$713,581	$—	$2,123,234
Total long-term liabilities	(13,169)	598,563	131,518	—	716,912
Total stockholders' equity	1,604,035	2,603,724	2,984,905	(3,529,764)	3,662,900

Total liabilities and stockholders' equity	$2,033,176	$4,169,630	$3,830,004	$(3,529,764)	$6,503,046

Condensed Consolidating Statement of Income
For the year ended January 29, 2005
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$9,608,652	$4,839,726	$14,448,378
Cost of goods sold and occupancy costs	1,491	6,930,858	3,411,294	10,343,643

Gross profit (loss)	(1,491)	2,677,794	1,428,432	4,104,735
Operating and other expenses	30,762	1,965,286	993,115	2,989,163

Income (loss) before income taxes	(32,253)	712,508	435,317	1,115,572
Income tax expense	—	267,721	139,463	407,184

Net income (loss)	$(32,253)	$444,787	$295,854	$708,388

Condensed Consolidating Statement of Income
For the year ended January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$8,744,624	$4,222,398	$12,967,022
Cost of goods sold and occupancy costs	1,309	6,480,153	2,987,428	9,468,890

Gross profit (loss)	(1,309)	2,264,471	1,234,970	3,498,132
Operating and other expenses	16,296	1,776,506	927,218	2,720,020

Income (loss) before income taxes	(17,605)	487,965	307,752	778,112
Income tax expense	—	185,984	101,917	287,901

Net income (loss)	$(17,605)	$301,981	$205,835	$490,211

Condensed Consolidating Statement of Income
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$8,267,822	$3,328,253	$11,596,075
Cost of goods sold and occupancy costs	1,054	6,215,784	2,435,755	8,652,593

Gross profit (loss)	(1,054)	2,052,038	892,498	2,943,482
Operating and other expenses	22,972	1,609,334	649,113	2,281,419

Income (loss) before income taxes	(24,026)	442,704	243,385	662,063
Income tax expense	—	131,349	84,614	215,963

Net income (loss)	$(24,026)	$311,355	$158,771	$446,100

Condensed Consolidating Statement of Cash Flows
For the year ended January 29, 2005
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$697,878	$163,368	$317,962	$1,179,208
Investing activities:
Acquisition of property, equipment and lease rights	(62,647)	(169,674)	(103,114)	(335,435)
Acquisition of businesses, net of cash acquired	—	(4,901)	(106,756)	(111,657)
Investment in joint venture	(29,330)	—	—	(29,330)
Purchase of short-term investments	(10,246,652)	—	—	(10,246,652)
Proceeds from the sale of short-term investments	10,698,696	—	10,000	10,708,696

Cash provided by (used in) investing activities	360,067	(174,575)	(199,870)	(14,378)
Financing activities:
Payments on borrowings	(235,081)	—	—	(235,081)
Purchase of treasury shares	(511,730)	—	—	(511,730)
Cash dividends paid	(99,527)	—	—	(99,527)
Other	206,394	—	—	206,394

Cash used in financing activities	(639,944)	—	—	(639,944)
Effect of exchange rate changes on cash	—	—	14,959	14,959

Net increase (decrease) in cash	418,001	(11,207)	133,051	539,845
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465

Cash and cash equivalents at end of period	$529,275	$44,300	$423,735	$997,310

Condensed Consolidating Statement of Cash Flows
For the year ended January 31, 2004
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$601,508	$204,795	$213,429	$1,019,732
Investing activities:
Acquisition of property, equipment and lease rights	(21,092)	(177,520)	(79,181)	(277,793)
Acquisition of businesses, net of cash acquired	—	—	(2,910)	(2,910)
Purchase of short-term investments	(9,004,125)	—	(10,000)	(9,014,125)
Proceeds from the sale of short term investments	8,180,025	—	—	8,180,025

Cash used in investing activities	(845,192)	(177,520)	(92,091)	(1,114,803)
Financing activities:
Payments on borrowings	(325,235)	(25,000)	—	(350,235)
Proceeds from borrowings and other	389,793	(4,287)	—	385,506

Cash provided by (used in) financing activities	64,558	(29,287)	—	35,271
Effect of exchange rate changes on cash	—	—	21,376	21,376

Net (decrease) increase in cash	(179,126)	(2,012)	142,714	(38,424)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889

Cash and cash equivalents at end of period	$111,274	$55,507	$290,684	$457,465

Condensed Consolidating Statement of Cash Flows
For the year ended February 1, 2003
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$654,968	$161,288	$98,094	$914,350
Investing activities:
Acquisition of property, equipment and lease rights	(17,609)	(157,104)	(90,326)	(265,039)
Acquisition of businesses, net of cash acquired	(1,171,187)	—	—	(1,171,187)
Purchase of short-term investments	(366,171)	—	—	(366,171)
Proceeds from the sale of short-term investments	265,996	—	—	265,996

Cash used in investing activities	(1,288,971)	(157,104)	(90,326)	(1,536,401)
Financing activities:
Payments on borrowings	(20,235)	(75,000)	—	(95,235)
Proceeds from borrowings and other	718,296	74,526	16,496	809,318

Cash provided by (used in) financing activities	698,061	(474)	16,496	714,083
Effect of exchange rate changes on cash	—	—	9,033	9,033

Net increase in cash	64,058	3,710	33,297	101,065
Cash and cash equivalents at beginning of period	226,342	53,809	114,673	394,824

Cash and cash equivalents at end of period	$290,400	$57,519	$147,970	$495,889

NOTE N Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)
Fiscal Year Ended January 29, 2005
Sales	$3,452,155	$3,089,252	$3,830,466	$4,076,505
Gross profit	935,625	870,685	1,096,216	1,202,209
Net income	125,731	122,466	208,866	251,324
Basic earnings per common share	$0.25	$0.25	$0.42	$0.51
Diluted earnings per share	$0.25	$0.24	$0.41	$0.50
	First Quarter(2)(3)	Second Quarter(3)	Third Quarter(3)	Fourth Quarter(3)
Fiscal Year Ended January 31, 2004
Sales	$3,091,288	$2,827,779	$3,434,763	$3,613,192
Gross profit	712,077	760,081	957,345	1,068,629
Net income	24,756	87,792	165,774	211,888
Basic earnings per common share	$0.05	$0.18	$0.34	$0.43
Diluted earnings per share	$0.05	$0.18	$0.33	$0.42

(1)
Results of operations for this period include the results of the 2004 acquisitions since their acquisition dates (see Note C).

(2)
Results of operations for this period reflect a $98.0 million ($61.7 million, net of taxes) non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by Issue 02-16 (see Note B).

(3)
Results of operations for this period have been reclassified to conform with Issue 03-10 (see Note B). As a result of this reclassification, sales, gross profit and operating and selling expenses decreased, but there was no impact on net income.

NOTE O Subsequent Event (Unaudited)

        On February 22, 2005, the Board of Directors of the Company approved a three-for-two stock dividend to common shareholders of record on March 29, 2005. The stock dividend will be distributed on April 15, 2005.

APPENDIX D

EXHIBIT INDEX

EXHIBIT			DESCRIPTION OF EXHIBIT
3.1	(6)	—	Second Restated Certificate of Incorporation of the Company
3.2	(9)	—	Amended and Restated By-laws of the Company
4.1	(13)	—	Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank
4.2	(11)	—	First Supplemental Indenture (Senior Notes), entered into as of January 15, 1998, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries and Marine Midland Bank
4.3	(4)	—	Second Supplemental Indenture (Senior Notes), entered into as of October 27, 2000, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries, the Initial Guarantor Subsidiaries and the Chase Manhattan Bank
4.4	(3)	—	Third Supplemental Indenture (Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of August 12, 1997, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and JPMorgan Chase Bank
4.5	(7)	—	Indenture, dated September 30, 2002, for the 7.375% senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA
4.6	(3)	—	First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, — 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank USA
10.1	(1)	—	Revolving Credit Agreement, dated as of December 14, 2004, by and among the Company, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, NA, and Wachovia Bank, National Association, as Co-Documentation Agents, with Bank of America Securities LLC having Acted as sole Lead Arranger and sole Book Manager
10.2	(4)	—	Termination Agreement, dated December 29, 2003, by and among CRC Funding, LLC, Citibank, N.A., LloydsTSB Bank plc, Citicorp North America, Inc., Lincolnshire Funding, LLC and the Company
10.3	(2)*	—	2004 Stock Incentive Plan
10.4	(2)*	—	Form of Non-Qualified Stock Option Agreement under the 2004 Stock Incentive Plan
10.5	(2)*	—	Form of Restricted Stock Award Agreement under the 2004 Stock Incentive Plan
10.6	(2)*	—	Form of Performance Accelerated Restricted Stock Award Agreement under the 2004 Stock Incentive Plan
10.7	(2)*	—	Form of Non-Employee Director Stock Option Agreement under the 2004 Stock Incentive Plan
10.8	(2)*	—	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Stock Incentive Plan
10.9	(8)*	—	Amended and Restated 1992 Equity Incentive Plan
10.10	(6)*	—	Amended and Restated 1990 Director Stock Option Plan
10.11	(12)*	—	1997 United Kingdom Company Share Option Scheme
10.12	(6)*	—	1997 UK Savings Related Share Option Scheme
10.13	*+	—	Amended and Restated 1998 Employee Stock Purchase Plan
10.14	*+	—	Amended and Restated International Employee Stock Purchase Plan
10.15	(6)*	—	Executive Officer Incentive Plan
10.16	*+	—	Non-Management Director Compensation Summary
10.17	(6)*	—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg
10.18	(4)*	—	First Amendment to Employment Agreement, dated January 26, 2004, by and between the Company and Thomas G. Stemberg
10.19	(6)*	—	Offer Letter, dated August 13, 2001, by and between the Company and Basil L. Anderson
10.20	(5)*	—	Offer Letter, dated July 30, 2003, by and between the Company and Mike A. Miles
10.21	(6)*	—	Severance Benefits Agreement, dated September 9, 1996, by and between the Company and John J. Mahoney

10.22	(6)*	—	Agreement to Extend Term of Severance Benefits Agreement, dated October 14, 2000, by and between the Company and John J. Mahoney
10.23	*+	—	Long Term Care Insurance Plan Summary
10.24	*+	—	Survivor Benefit Plan
10.25	*+	—	Executive Life Insurance Program Summary
10.26	*+	—	Supplemental Executive Retirement Plan
10.27	*+	—	Tax Services Reimbursement Program
10.28	*+	—	Policy on Personal Use of Corporate Aircraft
10.29	(10)*	—	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company
10.30	*+	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company
10.31	*+	—	Form of Severance Benefits Agreement signed by executive officers of the Company
14.1	(4)	—	Code of Ethics of the Company
21.1	+	—	Subsidiaries of the Company
23.1	+	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	+	—	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	—	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	—	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	—	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the Form 8-K filed on December 20, 2004 (File No. 0-17586).
(2)
Incorporated by reference from the Form 8-K filed on September 8, 2004 (File No. 0-17586).
(3)
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 (File No. 0-17586).
(4)
Incorporated by reference from the Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-17586).
(5)
Incorporated by reference from the Quarterly Report on Form 10-Q for the Quarter ended November 1, 2003 (File No. 0-17586).
(6)
Incorporated by reference from the Form 10-K for the fiscal year ended February 1, 2003 (File No. 0-17586).
(7)
Incorporated by reference from the Form 8-K filed on October 8, 2002 (File No. 0-17586).
(8)
Incorporated by reference from the Proxy Statement filed on April 6, 2001 (File No. 0-17586).
(9)
Incorporated by reference from the Form 10-K for the fiscal year ended February 3, 2001 (File No. 0-17586).
(10)
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
+
Filed herewith.

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Bad Debt Allowance	Additions from Acquisitions	Deductions from Bad Debt Allowance	Balance at End of Period
Fiscal year ended:
February 1, 2003	$6,237	$11,241	$7,692	$(12,887)	$12,283
January 31, 2004	12,283	10,612	—	(8,856)	14,039
January 29, 2005	14,039	11,149	503	(9,178)	16,513

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
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
Signatures
  APPENDIX A
FINANCIAL HIGHLIGHTS
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