Form 10-Q
period 2005-04-30
STAPLES INC
filed 2005-05-17
CIK 791519

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:    April 30, 2005

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

Yes     ☒         No     ☐

The registrant had 736,620,241 shares of Staples common stock outstanding as of May 13, 2005.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
April 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	April 30, 2005	January 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$816,180	$997,310
Short-term investments	456,119	472,231
Receivables, net	523,492	485,126
Merchandise inventories, net	1,564,987	1,602,530
Deferred income tax asset	100,256	86,041
Prepaid expenses and other current assets	133,317	138,374
Total current assets	3,594,351	3,781,612

Property and equipment:
Land and buildings	653,858	649,175
Leasehold improvements	772,706	762,946
Equipment	1,157,763	1,140,234
Furniture and fixtures	612,597	597,293
Total property and equipment	3,196,924	3,149,648
Less accumulated depreciation and amortization	1,608,267	1,548,774
Net property and equipment	1,588,657	1,600,874

Lease acquisition costs, net of accumulated amortization	38,530	38,400
Intangible assets, net of accumulated amortization	230,490	222,520
Goodwill	1,335,416	1,321,464
Other assets	78,358	106,578
Total assets	$6,865,802	$7,071,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212,831	$1,241,433
Accrued expenses and other current liabilities	888,417	954,184
Debt maturing within one year	1,165	1,244
Total current liabilities	2,102,413	2,196,861

Long-term debt	541,160	557,927
Deferred income tax liability	34,096	23,314
Other long-term obligations	191,984	178,150

Minority interest	4,319	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 815,300,058 shares at April 30, 2005 and 813,049,136 shares at January 29, 2005	489	488
Additional paid-in capital	2,300,359	2,254,947
Cumulative foreign currency translation adjustments	100,830	114,427
Retained earnings	2,854,673	2,818,163
Less: Treasury stock at cost - 77,661,461 shares at April 30, 2005, and 68,547,587 shares at January 29, 2005	(1,264,521)	(1,072,829)
Total stockholders’ equity	3,991,830	4,115,196
Total liabilities, minority interest and stockholders’ equity	$6,865,802	$7,071,448

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	April 30, 2005	May 1, 2004

Sales	$3,899,052	$3,452,155
Cost of goods sold and occupancy costs	2,836,520	2,516,530
Gross profit	1,062,532	935,625

Operating and other expenses:
Operating and selling	645,539	587,280
General and administrative	162,745	144,442
Amortization of intangibles	3,402	1,989
Total operating expenses	811,686	733,711

Operating income	250,846	201,914

Other income (expense):
Interest income	10,950	4,601
Interest expense	(9,988)	(8,111)
Miscellaneous expense	(621)	(402)
Income before income taxes and minority interest	251,187	198,002
Income tax expense	91,683	72,271
Income before minority interest	159,504	125,731
Minority interest	78	—
Net income	$159,426	$125,731

Earnings Per Share:

Basic earnings per common share	$0.22	$0.17

Diluted earnings per common share	$0.21	$0.17

Dividends declared per common share	$0.17	$0.13

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Operating Activities:
Net income	$159,426	$125,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,185	67,639
Deferred tax benefit	(5,224)	(2,542)
Other	13,695	12,144
Changes in assets and liabilities:
Increase in receivables	(36,585)	(5,953)
Decrease in merchandise inventories	38,029	74,609
Decrease in prepaid expenses and other assets	655	12,984
Decrease in accounts payable	(27,617)	(41,730)
Decrease in accrued expenses and other liabilities	(63,236)	(62,592)
Increase in other long-term obligations	11,337	2,558
Net cash provided by operating activities	163,665	182,848

Investing Activities:
Acquisition of property and equipment	(63,448)	(55,140)
Increase in investment, net of cash acquired	(3,872)	—
Purchase of short-term investments	(1,824,115)	(3,569,858)
Proceeds from the sale of short-term investments	1,840,227	3,475,653
Net cash used in investing activities	(51,208)	(149,345)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	24,693	18,912
Payments on borrowings	(637)	(2,557)
Cash dividends paid	(122,916)	—
Purchase of treasury stock, net	(191,692)	(110,599)
Net cash used in financing activities	(290,552)	(94,244)

Effect of exchange rate changes on cash and cash equivalents	(3,035)	(6,906)

Net decrease in cash and cash equivalents	(181,130)	(67,647)
Cash and cash equivalents at beginning of period	997,310	457,465
Cash and cash equivalents at end of period	$816,180	$389,818

Supplemental Non Cash Financial Activity:
Cash dividend payable on common stock	$—	$99,553

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks ending April 30, 2005 (also referred to as the “first quarter of 2005”) and the period covering the thirteen weeks ending May 1, 2004 (also referred to as the “first quarter of 2004”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

All share and per share amounts reflect the three-for-two common stock split that was effected in the form of a common stock dividend on April 15, 2005.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

New Accounting Pronouncements:  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”).  Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted.  The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure.  The Company plans to adopt SFAS No. 123R using the modified retrospective method.  Since the Company currently accounts for stock options granted to employees and shares issued under employee stock purchase plans in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized.  The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005.  As a result of this delay, the Company plans to adopt SFAS No. 123R as of January 29, 2006.

Note B – Investment

In 2004, the Company invested a total of $29.3 million in OA365, a mail order and internet company in the People’s Republic of China, which was accounted for as an equity method investment.  On March 21, 2005, the Company invested an additional $8.3 million in OA365, increasing the Company’s investment to 59% of the entity’s outstanding voting equity interest.  As a result, the Company included the operating results of OA365 in the consolidated financial statements and ceased accounting for this investment as an equity method investment as of the date the Company acquired a majority of the voting interest in this entity.    The results of OA365 are reported as part of the International Operations segment for segment reporting. In connection with this transaction, the Company recorded $22.4 million of goodwill and $10.7 million of intangible assets.  None of the goodwill recorded is expected to be deductible for tax purposes.  The $10.7 million recorded for intangible assets relates to trade names and customer-related intangible assets that will be amortized over a weighted average life of 6.9 years.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires reporting the information as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 148’s disclosure requirements, Staples’ employee stock purchase plans are considered compensatory plans. The expense was calculated based on the fair value of the employees’ purchase rights. Staples’ pro forma information follows (in thousands, except per share data):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net income as reported	$159,426	$125,731
Add: Stock based compensation, net of related tax effects, included in reported net income	7,787	7,170
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(18,501)	(16,808)
Pro forma net income	$148,712	$116,093

Basic earnings per common share
As reported	$0.22	$0.17
Pro forma	$0.20	$0.16

Diluted earnings per common share
As reported	$0.21	$0.17
Pro forma	$0.20	$0.15

Note D - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net income	$159,426	$125,731
Other comprehensive income:
Foreign currency translation adjustments, net	(14,950)	(22,666)
Changes in the fair value of derivatives	2,333	5,236
Tax effect of changes in the fair value of derivatives	(980)	(2,199)
Total comprehensive income	$145,829	$106,102

Note E – Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two dividend of Staples common stock to shareholders of record as of March 29, 2005. The dividend was distributed on April 15, 2005.  All share and per share data has been restated to reflect the effect of this three-for-two common stock dividend.

Note F - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2005 and 2004 is as follows (in thousands, except per share data):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Numerator:
Net income	$159,426	$125,731
Denominator:
Weighted-average common shares outstanding	737,158	742,790
Effect of dilutive securities:
Employee stock options and restricted stock	15,442	16,896
Weighted-average common shares outstanding assuming dilution	752,600	759,686
Basic earnings per common share	$0.22	$0.17
Diluted earnings per common share	$0.21	$0.17

Note G - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and International Operations, formerly referred to as European Operations.  Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office products stores.  The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples’ Contract operations (Staples National Advantage and Staples Business Advantage).  The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2005 and 2004 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Sales:
North American Retail	$2,166,623	$1,982,383
North American Delivery	1,183,316	1,007,916
International Operations	549,113	461,856
Total sales	$3,899,052	$3,452,155

Business Unit Income:
North American Retail	$149,081	$106,114
North American Delivery	98,603	73,105
International Operations	3,162	22,695
Total business unit income	$250,846	$201,914
Interest and other expense, net	341	(3,912)
Income before income taxes	$251,187	$198,002

Note H - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt.

The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the first quarter of 2005 and 2004.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of April 30, 2005

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$325,888	$33,563	$456,729	$—	$816,180
Short-term investments	456,119	—	—	—	456,119
Merchandise inventories	—	974,461	590,526	—	1,564,987
Other current assets	73,445	289,097	394,523	—	757,065
Total current assets	855,452	1,297,121	1,441,778	—	3,594,351
Net property, equipment and other assets	218,444	911,003	806,588	—	1,936,035
Goodwill	162,994	52,067	1,120,355	—	1,335,416
Investment in affiliates and intercompany, net	158,525	2,169,411	962,392	(3,290,328)	—
Total assets	$1,395,415	$4,429,602	$4,331,113	$(3,290,328)	$6,865,802

Total current liabilities	$206,028	$1,020,020	$876,365	$—	$2,102,413
Total long-term liabilities	40,049	600,832	126,359	—	767,240
Minority Interest	—	—	4,319	—	4,319
Total stockholders’ equity	1,149,338	2,808,750	3,324,070	(3,290,328)	3,991,830
Total liabilities and stockholders’ equity	$1,395,415	$4,429,602	$4,331,113	$(3,290,328)	$6,865,802

Condensed Consolidating Balance Sheet

As of January 29, 2005

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$529,275	$44,300	$423,735	$—	$997,310
Short-term investments	472,231	—	—	—	472,231
Merchandise inventories	—	1,004,819	597,711	—	1,602,530
Other current assets	80,358	255,319	373,864	—	709,541
Total current assets	1,081,864	1,304,438	1,395,310	—	3,781,612
Net property, equipment and other assets	239,982	920,213	808,177	—	1,968,372
Goodwill, net of amortization	140,570	52,067	1,128,827	—	1,321,464
Investment in affiliates and intercompany, net	374,885	2,013,548	882,308	(3,270,741)	374,885
Total assets	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Total current liabilities	$277,470	$1,045,733	$873,658	$—	$2,196,861
Total long-term liabilities	26,208	600,554	132,629	—	759,391
Total stockholders’ equity	1,533,623	2,643,979	3,208,335	(3,270,741)	4,115,196
Total liabilities and stockholders’ equity	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Condensed Consolidating Statement of Income

For the 13 weeks ended April 30, 2005

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,560,173	$1,338,879	$3,899,052
Cost of goods sold and occupancy costs	445	1,892,119	943,956	2,836,520
Gross profit	(445)	668,054	394,923	1,062,532
Operating and other expenses	25,875	503,267	282,203	811,345
Income (loss) before income taxes and minority interest	(26,320)	164,787	112,720	251,187
Income tax expense	—	75,061	16,622	91,683
Income (loss) before minority interest	(26,320)	89,726	96,098	159,504
Minority interest	—	—	78	78
Net income (loss)	$(26,320)	$89,726	$96,020	$159,426

Condensed Consolidating Statement of Income

For the 13 weeks ended May 1, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,307,785	$1,144,370	$3,452,155
Cost of goods sold and occupancy costs	512	1,712,464	803,554	2,516,530
Gross profit	(512)	595,321	340,816	935,625
Operating and other expenses	29,768	482,200	225,655	737,623
Income (loss) before income taxes	(30,280)	113,121	115,161	198,002
Income tax expense	—	43,592	28,679	72,271
Net income (loss)	$(30,280)	$69,529	$86,482	$125,731

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended April 30, 2005

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$78,140	$23,452	$62,073	$163,665
Investing Activities:
Acquisition of property and equipment	(7,087)	(34,189)	(22,172)	(63,448)
Increase in investment, net of cash acquired			(3,872)	(3,872)
Purchase of short-term investments	(1,824,115)	—		(1,824,115)
Proceeds from the sale of short-term investments	1,840,227	—	—	1,840,227
Cash used in investing activities	9,025	(34,189)	(26,044)	(51,208)
Financing Activities:
Payments on borrowings	(637)	—	—	(637)
Purchase of treasury stock	(191,692)	—	—	(191,692)
Cash dividends paid	(122,916)	—	—	(122,916)
Other	24,693	—	—	24,693
Cash used in financing activities	(290,552)	—	—	(290,552)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,035)	(3,035)
Net decrease in cash and cash equivalents	(203,387)	(10,737)	32,994	(181,130)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$325,888	$33,563	$456,729	$816,180

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 1, 2004

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$172,421	$8,877	$1,550	$182,848
Investing Activities:
Acquisition of property and equipment	(16,804)	(25,852)	(12,484)	(55,140)
Purchase of short-term investments	(3,569,858)	—	—	(3,569,858)
Proceeds from the sale of short-term investments	3,475,653	—	—	3,475,653
Cash used in investing activities	(111,009)	(25,852)	(12,484)	(149,345)
Financing Activities:
Payments on borrowings	(2,557)	—	—	(2,557)
Purchase of treasury stock	(110,599)			(110,599)
Other	18,912	—	—	18,912
Cash used in financing activities	(94,244)	—	—	(94,244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,906)	(6,906)
Net decrease in cash and cash equivalents	(32,832)	(16,975)	(17,840)	(67,647)
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$78,442	$38,532	$272,844	$389,818

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

In 2004, the Company invested a total of $29.3 million in OA365, a mail order and internet company in the People’s Republic of China, which was accounted for as an equity method investment.  On March 21, 2005, the Company invested an additional $8.3 million in OA365, increasing its investment to 59% of the entity’s outstanding voting equity interest.  As a result, the Company included the operating results of OA365 in the consolidated financial statements as of that date.  The results of OA365 are reported as part of our International Operations segment for segment reporting.

We acquired four businesses during 2004 (“the 2004 acquisitions”).  On August 4, 2004, we acquired the United Kingdom office products company Globus Office World plc (“Office World”). In September 2004, we acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark.  On November 29, 2004, we entered the South American market by acquiring Officenet SA, a mail order and internet business operating in Brazil and Argentina.  The results of the 2004 acquisitions have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting.

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

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our results for the first quarter of 2005 reflect, and our results for the first quarter of 2004 have been restated to give effect to, a three-for-two common stock dividend distributed on April 15, 2005 to shareholders of record on March 29, 2005.

Consolidated Performance:

Net income for the first quarter of 2005 was $159.4 million or $0.21 per diluted share compared to $125.7 million or $0.17 per diluted share for the first quarter of 2004, an increase in net income of 27%. Our results for the first quarter of 2005 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, the continued

positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, the continued success of our customer acquisition efforts, solid execution and expense management were key drivers of our results in the first quarter of 2005.  Our positive performance in the first quarter was slightly offset by the continued costs associated with the integration of the Office World stores in the United Kingdom and investments in our European delivery businesses.

Sales:  Sales for the first quarter of 2005 were $3.90 billion, an increase of 12.9% from the first quarter of 2004. Comparable sales for our North American retail locations increased 4% for the first quarter of 2005 and comparable sales for our International retail locations were flat for the first quarter of 2005. We had 1,695 open stores as of April 30, 2005 compared to 1,569 stores as of May 1, 2004 and 1,680 stores as of January 29, 2005.  This includes 20 stores opened and 5 stores closed during the first quarter of 2005. North American Delivery sales increased 17.4% for the first quarter of 2005.  The increase in total sales also reflects a positive impact of foreign currency of $60.5 million for the first quarter of 2005.

Gross Profit: Gross profit as a percentage of sales was 27.3% for the first quarter of 2005 compared to 27.1% for the first quarter of 2004. The increase in the gross profit rate for the first quarter of 2005 from the gross profit rate for 2004 is due to the continued positive impact of targeting our product mix at more profitable business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.6% of sales for the first quarter of 2005 compared to 17.0% for the first quarter of 2004. The decrease in operating expenses for the first quarter of 2005 reflects our continued focus on expense management and leveraging of fixed expenses on higher sales.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.2% for both the first quarter of 2005 and the first quarter of 2004 reflecting strong expense control offset by higher general and administrative costs in our International businesses.

Amortization of Intangibles: Amortization of intangibles was $3.4 million for the first quarter of 2005 compared to $2.0 million for the first quarter of 2004, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the acquisitions completed in the latter half of 2004 and the first quarter of 2005.

Interest income: Interest income increased to $11.0 million in the first quarter of 2005 from $4.6 million in the first quarter of 2004.  The increase in interest income in fiscal 2005 is primarily due to a sustained increase in interest rates.

Interest expense: Interest expense increased to $10.0 million in the first quarter of 2005 from $8.1 million in the first quarter of 2004.  The increase in interest expense in 2005 is primarily due to an increase in interest rates, partially offset by the impact of our risk management strategy focused on mitigating interest rate risk and a reduction in our outstanding borrowings. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented.  Excluding the impact of our interest rate swap agreements, interest expense would have been $12.9 million for the first quarter of 2005 and $14.4 million for the first quarter of fiscal 2004.

Miscellaneous expense:  Miscellaneous expense was $0.6 million for the first quarter of 2005 and $0.4 million for the first quarter of 2004. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.5% for both the first quarter of 2005 and the first quarter of 2004.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note G to our Consolidated Financial Statements):

	(Amounts in thousands) 13 Weeks Ended		April 30, 2005 Increase From Prior Year	May 1, 2004 Increase From Prior Year
	April 30, 2005	May 1, 2004
Sales:
North American Retail	$2,166,623	$1,982,383	9.3%	10.2%
North American Delivery	1,183,316	1,007,916	17.4%	11.0%
International Operations	549,113	461,856	18.9%	20.1%
Total sales	$3,899,052	$3,452,155	12.9%	11.7%

	(Amounts in thousands) 13 Weeks Ended		April 30, 2005 % of Sales	May 1, 2004 % of Sale
	April 30, 2005	May 1, 2004

Business Unit Income:
North American Retail	$149,081	$106,114	6.9%	5.4%
North American Delivery	98,603	73,105	8.3%	7.3%
International Operations	3,162	22,695	0.6%	4.9%
Total business unit income	$250,846	$201,914	6.4%	5.8%

North American Retail: Sales for North American Retail increased 9.3% for the first quarter of 2005.  The growth primarily reflects an increase in comparable store sales of 4%, as well as non-comparable store sales for stores opened in the prior year and throughout the first quarter of 2005.  We added a net 16 stores to the North American store base in the first quarter of 2005.  As of April 30, 2005, the North American store base included 1,442 open stores compared to 1,365 stores as of May 1, 2004 and 1,426 stores as of January 29, 2005. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $32 million for the first quarter of 2005. Our strong sales growth reflects solid execution in key categories, including our copy center businesses and ink and toner, as well as sales increases in high growth technology categories, including computer peripherals, portable computers and digital cameras and accessories.  Business unit income as a percentage of sales increased to 6.9% for the first quarter of 2005 from 5.4% for the first quarter of 2004. The increase in business unit income primarily reflects the positive impact of targeting our product mix and marketing at more profitable business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.  This increase also reflects our focus on expense management and leveraging of fixed expenses on higher sales.

North American Delivery: Sales for North American Delivery increased 17.4% for the first quarter of 2005 compared to the first quarter of 2004. The sales growth for the first quarter of 2005 reflects the increased productivity of our expanded contract sales force, more efficient and targeted marketing spend among our catalog, websites and retail stores, as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels.  Business unit income increased to 8.3% of sales for the first quarter of 2005 from 7.3% in the first quarter of 2004.  The increase in business unit income primarily reflects more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders, productivity improvements in our supply chain and leveraging of fixed expenses on higher sales.

International Operations: Sales for International Operations increased 18.9% for the first quarter of 2005 compared to the first quarter of 2004.  Excluding the impact of our 2004 acquisitions, sales increased 5.3% for the first quarter of 2005.  The sales growth primarily reflects the positive impact of European exchange rates to the U.S. dollar of $24 million for the first quarter of 2005 as well as non-comparable store sales for stores opened in the prior year and throughout the first quarter of 2005.  As of April 30, 2005, the European store base included 253 open stores compared to 205 stores as of May 1, 2004 and 254 stores as of January 29, 2005.  Comparable store sales and our delivery business sales were flat for the first quarter of 2005.  Business unit income decreased to $3.2 million for the first quarter of 2005 from $22.7 million for the first quarter of 2004, reflecting the continued costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, increased investments in our European delivery businesses and flat sales performance in our delivery business in France.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on February 24, 2005, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $163.7 million for the first quarter of 2005 compared to $182.8 million for the first quarter of 2004.  The decrease in operating cash flow from 2004 to 2005 is primarily due to changes in working capital offset by an increase in net income.

Cash used in investing activities was $51.2 million for the first quarter of 2005 compared to $149.3 million for the first quarter of 2004. This change is primarily due to a shift in our investment strategy, which led to a decrease in the amount of market auction rate preferred stock and debt securities we hold and an increase in our holdings of cash equivalents, including commercial paper and money market investments.

Cash used in financing activities was $290.6 million for the first quarter of 2005 compared to $94.2 million for the first quarter of 2004.  The change in financing activities is primarily related to the timing of our annual cash dividend, combined with the number of shares purchased under our share repurchase program, which was announced in March 2004.  On April 14, 2005, we paid our second annual cash dividend on outstanding shares of our common stock of $122.9 million to shareholders of record on March 28, 2005.  In the prior year, the dividend was not paid until the second quarter of 2004.  In accordance with our share repurchase program, we are authorized to purchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under this program, we repurchased 8.7 million shares for $178.6 million in the first quarter of 2005 and 5.9 million shares for $101.5 million in the first quarter of 2004.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.08 billion in total cash and short-term investments at April 30, 2005, which consisted of $802.9 million of available credit and $1.27 billion of cash and cash equivalents and short-term investments.

A summary, as of April 30, 2005, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through December 2009	$678,995	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	50,000	—
Other lines of credit	73,941	—
Capital leases and other notes payable	—	11,472
Total	$802,936	$536,472

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At April 30, 2005, we had $71.0 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $679.0 million.

We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our main revolving credit facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our strong financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through our stock repurchase program and an annual cash dividend.

We expect to open approximately 90 new stores in the last three quarters of 2005.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $340 million on capital expenditures during the last three quarters of 2005.

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

We believe that we will need to spend approximately $400 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations.  The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile.  As a result of this improvement, in 2004 we implemented a $1 billion share repurchase program and an annual cash dividend.  Under the repurchase program, we expect to buy back approximately $500 million of common stock during fiscal 2005. We paid our second annual cash dividend of $0.17 per share of common stock (or $0.25 per share prior to adjusting for the three-for-two common stock dividend distributed on April 15, 2005) on April 14, 2005 to shareholders of record on March 28, 2005, resulting in a total dividend payment of $122.9 million. While it is our intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

We may be unable to continue to open new stores and enter new markets  successfully. An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 20 stores during the first quarter of 2005 and currently plan to open approximately 90 new stores in the last three quarters of 2005. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Our growth may continue to strain operations, which could adversely affect our business and financial results.  Our business has grown and continues to grow through organic growth and acquisitions.  Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow.  This growth places significant demands on management and operational systems.  If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.

Our operating results may be impacted by changes in the economy. Our operating results are directly impacted by the health of the North American, European, South American and Asian economies.  Current economic conditions may adversely affect our business and our results of operations.

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

Our expanding international operations expose us to the unique risks inherent in foreign operations. In addition to our recently expanding operations in Europe and our new operations in South America and Asia, we have a significant presence in Canada through The Business Depot Ltd. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs, competitive conditions and foreign currency fluctuations. Further, our recent acquisitions in Europe, South America and Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our International income and worldwide profitability.

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at April 30, 2005 was $536.5 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

California wage and hour class action lawsuit. Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law.  The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages.  The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present.  The plaintiffs have filed their motion to certify the class, and we have filed our opposition papers. We believe we have meritorious defenses in the litigation. Accordingly, we believe the litigation will not have a material adverse effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At April 30, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2005.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-13 of our Annual Report on Form 10-K for the year ended January 29, 2005.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  —  OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(e)                                  The following table provides information about purchases by the Company during the first quarter of fiscal 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 30, 2005 – February 26, 2005	2,291,268	$21.34	2,291,268	$448,434,000
February 27, 2005 – April 2, 2005	3,120,450	$20.96	3,120,450	$383,038,000
April 3, 2005 – April 30, 2005	3,239,500	$19.86	3,239,500	$318,711,000
Total for the First Quarter of Fiscal 2005	8,651,218	$20.65	8,651,218	$318,711,000

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

STAPLES, INC.

Date:	May 17, 2005	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	2005 Salaries for the Named Executive Officers
10.2 +	Tax Services Reimbursement Program
10.3 (1)	Form of Performance Share Award Agreement
31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference from the Form 8-K filed on March 3, 2005 (File No. 0-17586).

+    Filed herewith.