Form 10-Q
period 2005-07-30
STAPLES INC
filed 2005-08-16
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 30, 2005

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

Yes   ☒         No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒         No☐

The registrant had 734,863,337 shares of Staples common stock outstanding as of August 12, 2005.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
July 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	July, 30	January 29,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$681,733	$997,310
Short-term investments	511,810	472,231
Receivables, net	517,663	485,126
Merchandise inventories, net	1,729,901	1,602,530
Deferred income tax asset	101,297	86,041
Prepaid expenses and other current assets	129,561	138,374
Total current assets	3,671,965	3,781,612

Property and equipment:
Land and buildings	670,103	649,175
Leasehold improvements	775,950	762,946
Equipment	1,176,920	1,140,234
Furniture and fixtures	611,595	597,293
Total property and equipment	3,234,568	3,149,648
Less accumulated depreciation and amortization	1,631,906	1,548,774
Net property and equipment	1,602,662	1,600,874

Lease acquisition costs, net of accumulated amortization	36,873	38,400
Intangible assets, net of accumulated amortization	221,764	222,520
Goodwill	1,326,646	1,321,464
Other assets	88,467	106,578
Total assets	$6,948,377	$7,071,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,335,488	$1,241,433
Accrued expenses and other current liabilities	804,450	954,184
Debt maturing within one year	2,533	1,244
Total current liabilities	2,142,471	2,196,861

Long-term debt	536,801	557,927
Deferred income tax liability	29,552	23,314
Other long-term obligations	203,497	178,150

Minority interest	4,439	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 819,333,403 shares at July 30, 2005 and 813,049,136 shares at January 29, 2005	492	488
Additional paid-in capital	2,372,319	2,254,947
Cumulative foreign currency translation adjustments	70,443	114,427
Retained earnings	3,001,363	2,818,163
Less: Treasury stock at cost - 84,703,038 shares at July 30, 2005, and 68,547,587 shares at January 29, 2005	(1,413,000)	(1,072,829)
Total stockholders’ equity	4,031,617	4,115,196
Total liabilities, minority interest and stockholders’ equity	$6,948,377	$7,071,448

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Sales	$3,471,964	$3,089,252	$7,371,016	$6,541,407
Cost of goods sold and occupancy costs	2,481,891	2,218,567	5,318,411	4,735,097
Gross profit	990,073	870,685	2,052,605	1,806,310

Operating and other expenses:
Operating and selling	601,095	533,951	1,246,634	1,121,231
General and administrative	152,824	138,545	315,569	282,987
Amortization of intangibles	3,441	1,861	6,843	3,850
Total operating expenses	757,360	674,357	1,569,046	1,408,068

Operating income	232,713	196,328	483,559	398,242

Other income (expense):
Interest income	13,841	5,793	24,791	10,395
Interest expense	(15,051)	(9,088)	(25,039)	(17,200)
Miscellaneous income / (expense)	462	(173)	(159)	(575)
Income before income taxes and minority interest	231,965	192,860	483,152	390,862
Income tax expense	84,667	70,394	176,350	142,665
Income before minority interest	147,298	122,466	306,802	248,197
Minority interest	120	—	198	—
Net income	$147,178	$122,466	$306,604	$248,197

Earnings Per Share:

Basic earnings per common share	$0.20	$0.17	$0.42	$0.33

Diluted earnings per common share	$0.20	$0.16	$0.41	$0.33

Dividends declared per common share	$—	$—	$0.17	$0.13

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
Operating Activities:
Net income	$306,604	$248,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,175	136,400
Deferred tax benefit	(7,823)	(1,667)
Other	32,529	24,421
Changes in assets and liabilities:
(Increase) decrease in receivables	(40,077)	6,283
Increase in merchandise inventories	(143,065)	(128,756)
(Increase) decrease in prepaid expenses and other assets	(1,428)	15,198
Increase in accounts payable	106,895	65,245
Decrease in accrued expenses and other liabilities	(115,698)	(104,308)
Increase in other long-term obligations	13,776	5,007
Net cash provided by operating activities	300,888	266,020

Investing Activities:
Acquisition of property and equipment	(173,505)	(135,586)
Increase in investment, net of cash acquired	(3,872)	—
Purchase of short-term investments	(3,831,936)	(6,103,230)
Proceeds from the sale of short-term investments	3,792,356	6,643,396
Net cash (used in) provided by investing activities	(216,957)	404,580

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	72,238	103,102
Proceeds from borrowings	1,576	—
Payments on borrowings	(1,316)	(3,786)
Cash dividends paid	(123,405)	(99,531)
Purchase of treasury stock, net	(340,171)	(248,166)
Net cash used in financing activities	(391,078)	(248,381)

Effect of exchange rate changes on cash and cash equivalents	(8,430)	(2,944)

Net (decrease) increase in cash and cash equivalents	(315,577)	419,275
Cash and cash equivalents at beginning of period	997,310	457,465
Cash and cash equivalents at end of period	$681,733	$876,740

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ending July 30, 2005 (also referred to as the “second quarter of 2005” and the “first half of 2005”) and the period covering the thirteen and twenty-six weeks ending July 31, 2004 (also referred to as the “second quarter of 2004” and the “first half of 2004”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

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

Note B – Employee Benefit Plans

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires reporting the information as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. For options granted prior to May 1, 2005, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after May 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. The binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.

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

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income as reported	$147,178	$122,466	$306,604	$248,197
Add: Stock based compensation, net of related tax effects, included in reported net income	8,201	6,986	15,988	14,156
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(20,891)	(18,013)	(39,392)	(34,823)
Pro forma net income	$134,488	$111,439	$283,200	$227,530

Basic earnings per common share
As reported	$0.20	$0.17	$0.42	$0.33
Pro forma	$0.18	$0.15	$0.39	$0.31

Diluted earnings per common share
As reported	$0.20	$0.16	$0.41	$0.33
Pro forma	$0.18	$0.15	$0.38	$0.30

Note C - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income	$147,178	$122,466	$306,604	$248,197
Other comprehensive income:
Foreign currency translation adjustments	(25,775)	13,965	(40,726)	(8,701)
Change in the fair value of derivatives	(7,952)	(5,864)	(5,619)	(628)
Tax effect of changes in the fair value of derivatives	3,340	2,463	2,361	264
Total comprehensive income	$116,791	$133,030	$262,620	$239,132

Note D – Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two dividend of Staples common stock to shareholders of record as of March 29, 2005. The dividend was distributed on April 15, 2005.  All share and per share data has been restated to reflect the effect of this three-for-two common stock dividend.

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2005 and 2004 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Numerator:
Net income	$147,178	$122,466	$306,604	$248,197
Denominator:
Weighted-average common shares outstanding	732,325	741,810	734,742	742,300
Effect of dilutive securities:
Employee stock options and restricted stock	15,894	16,205	15,668	16,551
Weighted-average common shares outstanding assuming dilution	748,219	758,015	750,410	758,851

Basic earnings per common share	$0.20	$0.17	$0.42	$0.33
Diluted earnings per common share	$0.20	$0.16	$0.41	$0.33

Note F - Segment Reporting

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

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2005 and 2004 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales:
North American Retail	$1,851,290	$1,700,508	$4,017,913	$3,682,891
North American Delivery	1,148,215	979,538	2,331,531	1,987,454
International Operations	472,459	409,206	1,021,572	871,062
Total sales	$3,471,964	$3,089,252	$7,371,016	$6,541,407

Business Unit Income:
North American Retail	$133,629	$96,207	$282,710	$202,321
North American Delivery	111,355	88,281	209,958	161,386
International Operations	(12,271)	11,840	(9,109)	34,535
Total business unit income	$232,713	$196,328	$483,559	$398,242
Interest and other expense, net	(748)	(3,468)	(407)	(7,380)
Income before income taxes	$231,965	$192,860	$483,152	$390,862

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the second quarter and first half of 2005 and 2004.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of July 30, 2005

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$335,017	$38,702	$308,014	$—	$681,733
Short-term investments	511,810	—	—	—	511,810
Receivables	4,013	214,904	298,746		517,663
Merchandise inventories	—	1,090,646	639,255	—	1,729,901
Other current assets	5,097	100,097	125,664	—	230,858
Total current assets	855,937	1,444,349	1,371,679	—	3,671,965
Net property, equipment and other assets	276,534	945,895	727,337	—	1,949,766
Goodwill	156,270	52,067	1,118,309	—	1,326,646
Investment in affiliates and intercompany, net	(82,946)	2,385,893	1,019,377	(3,322,324)	—
Total assets	$1,205,795	$4,828,204	$4,236,702	$(3,322,324)	$6,948,377

Total current liabilities	$(37,259)	$1,243,219	$936,511	$—	$2,142,471
Total long-term liabilities	183,994	597,225	(11,369)	—	769,850
Minority interest	—	—	4,439	—	4,439
Total stockholders’ equity	1,059,060	2,987,760	3,307,121	(3,322,324)	4,031,617
Total liabilities, minority interest and stockholders’ equity	$1,205,795	$4,828,204	$4,236,702	$(3,322,324)	$6,948,377

Condensed Consolidating Balance Sheet

As of January 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$529,275	$44,300	$423,735	$—	$997,310
Short-term investments	472,231	—	—	—	472,231
Merchandise inventories	—	1,004,819	597,711	—	1,602,530
Other current assets	80,358	255,319	373,864	—	709,541
Total current assets	1,081,864	1,304,438	1,395,310	—	3,781,612
Net property, equipment and other assets	239,982	920,213	808,177	—	1,968,372
Goodwill, net of amortization	140,570	52,067	1,128,827	—	1,321,464
Investment in affiliates and intercompany, net	374,885	2,013,548	882,308	(3,270,741)	—
Total assets	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Total current liabilities	$277,470	$1,045,733	$873,658	$—	$2,196,861
Total long-term liabilities	26,208	600,554	132,629	—	759,391
Total stockholders’ equity	1,533,623	2,643,979	3,208,335	(3,270,741)	4,115,196
Total liabilities and stockholders’ equity	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Condensed Consolidating Statement of Income

For the 13 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,306,082	$1,165,882	$3,471,964
Cost of goods sold and occupancy costs	309	1,654,447	827,135	2,481,891
Gross profit	(309)	651,635	338,747	990,073
Operating and other expenses	22,453	472,607	263,048	758,108
Income (loss) before income taxes and minority interest	(22,762)	179,028	75,699	231,965
Income tax expense	—	69,579	15,088	84,667
Income (loss) before minority interest	(22,762)	109,449	60,611	147,298
Minority interest	—	—	120	120
Net income (loss)	$(22,762)	$109,449	$60,491	$147,178

Condensed Consolidating Statement of Income

For the 13 weeks ended July 31, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,077,176	$1,012,076	$3,089,252
Cost of goods sold and occupancy costs	285	1,510,791	707,491	2,218,567
Gross profit	(285)	566,385	304,585	870,685
Operating and other expenses	10,819	447,467	219,539	677,825
Income (loss) before income taxes	(11,104)	118,918	85,046	192,860
Income tax expense	—	50,075	20,319	70,394
Net income (loss)	$(11,104)	$68,843	$64,727	$122,466

Condensed Consolidating Statement of Income

For the 26 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$4,866,255	$2,504,761	$7,371,016
Cost of goods sold and occupancy costs	754	3,546,566	1,771,091	5,318,411
Gross profit	(754)	1,319,689	733,670	2,052,605
Operating and other expenses	48,327	975,874	545,252	1,569,453
Income (loss) before income taxes	(49,081)	343,815	188,418	483,152
Income tax expense	—	144,924	31,426	176,350
Income (loss) before minority interest	(49.081)	198,891	156,992	306,802
Minority interest	—	—	198	198
Net income (loss)	$(49,081)	$198,891	$156,794	$306,604

Condensed Consolidating Statement of Income

For the 26 weeks ended July 31, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$4,384,962	$2,156,445	$6,541,407
Cost of goods sold and occupancy costs	797	3,223,256	1,511,044	4,735,097
Gross profit	(797)	1,161,706	645,401	1,806,310
Operating and other expenses	40,587	929,667	445,194	1,415,448
Income (loss) before income taxes	(41,384)	232,039	200,207	390,862
Income tax expense	—	93,667	48,998	142,665
Net income (loss)	$(41,384)	$138,372	$151,209	$248,197

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$262,716	$83,566	$(45,394)	$300,888
Investing Activities:
Acquisition of property and equipment	(26,316)	(89,164)	(58,025)	(173,505)
Acquisition of businesses, net of cash acquired	—	—	(3,872)	(3,872)
Purchase of short-term investments	(3,831,936)	—	—	(3,831,936)
Proceeds from the sale of short-term investments	3,792,356	—	—	3,792,356
Cash used in investing activities	(65,896)	(89,164)	(61,897)	(216,957)
Financing Activities:
Payments on borrowings	(1,316)	—	—	(1,316)
Purchase of treasury stock	(340,171)	—	—	(340,171)
Other	73,814	—	—	73,814
Cash dividends paid	(123,405)	—	—	(123,405)
Cash used in financing activities	(391,078)	—	—	(391,078)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,430)	(8,430)
Net decrease in cash and cash equivalents	(194,258)	(5,598)	(115,721)	(315,577)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$335,017	$38,702	$308,014	$681,733

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 31, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$158,109	$52,341	$55,570	$266,020
Investing Activities:
Acquisition of property and equipment	(29,090)	(69,002)	(37,494)	(135,586)
Purchase of short-term investments	(6,103,230)	—	—	(6,103,230)
Proceeds from the sale of short-term investments	6,643,396	—	—	6,643,396
Cash provided by (used in) investing activities	511,076	(69,002)	(37,494)	404,580
Financing Activities:
Payments on borrowings	(3,786)	—	—	(3,786)
Purchase of treasury stock	(248,166)	—	—	(248,166)
Other	103,102	—	—	103,102
Cash dividends paid	(99,531)	—	—	(99,531)
Cash used in financing activities	(248,381)	—	—	(248,381)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,944)	(2,944)
Net increase (decrease) in cash and cash equivalents	420,804	(16,661)	15,132	419,275
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$532,078	$38,846	$305,816	$876,740

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

In 2004, the Company invested a total of $29.3 million in a mail order and internet company in the People’s Republic of China (“Staples China”), which was accounted for as an equity method investment.  On March 21, 2005, the Company invested an additional $8.3 million in Staples China, increasing its investment to 59% of the entity’s outstanding voting equity interest.  As a result, the Company included the operating results of Staples China in the consolidated financial statements as of that date.  The results of Staples China are reported as part of our International Operations segment for segment reporting.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Staples or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our results for the second quarter and first half of 2005 reflect, and our results for the second quarter and first half of 2004 have been restated to give effect to, a three-for-two common stock dividend distributed on April 15, 2005 to shareholders of record on March 29, 2005.

Consolidated Performance:

Net income for the second quarter of 2005 was $147.2 million or $0.20 per diluted share compared to $122.5 million or $0.16 per diluted share for the second quarter of 2004, an increase in net income of 20.2%. Net income for the first half of 2005 was $306.6 million or $0.41 per diluted share compared to $248.2 million or $0.33 per diluted share for the first half of 2004.  Our results for the first half of 2005 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy”

brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, the continued success of our customer acquisition efforts, solid execution and expense management were key drivers of our results in the first half of 2005.  Our positive performance in the first half was slightly offset by the continued costs associated with the integration of the Office World stores in the United Kingdom and investments in our European delivery businesses.

Sales:  Sales for the second quarter of 2005 were $3.5 billion, an increase of 12.4% from the second quarter of 2004. Sales for the first half of 2005 were $7.4 billion, an increase of 12.7% from the first half of 2004. Comparable sales for our North American retail locations increased 3% for the second quarter and first half of 2005 and comparable sales for our International retail locations decreased 2% for the second quarter of 2005 and decreased 1% for the first half of 2005. We had 1,716 open stores as of July 30, 2005 compared to 1,585 stores as of July 31, 2004 and 1,680 stores as of January 29, 2005.  This includes 23 stores opened and 2 stores closed during the second quarter of 2005 and 43 stores opened and 7 stores closed during the first half of 2005. North American Delivery sales increased 17.2% for the second quarter of 2005 and 17.3% for the first half of 2005.  The increase in total sales also reflects a positive impact of foreign currency of $35 million for the second quarter of 2005 and $95 million for the first half of 2005.

Gross Profit: Gross profit as a percentage of sales was 28.5% for the second quarter of 2005 and 27.8% for the first half of 2005 compared to 28.2% and 27.6% for the corresponding periods in 2004. The increase in the gross profit rate for the second quarter and the first half of 2005 from the gross profit rate for the second quarter and the first half of 2004 is due to the continued positive impact of targeting our product mix at more profitable small business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.3% of sales for the second quarter of 2005 and 16.9% for the first half of 2005 compared to 17.3% and 17.1% for the corresponding periods in 2004. The flat operating expenses as a percentage of sales for the second quarter of 2005 and the decrease in the first half of 2005 reflect our continued focus on expense management and leveraging of fixed expenses on higher sales, offset by weakness in our International Operations segment.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.4% for the second quarter of 2005 and 4.3% for the first half of 2005 compared to 4.5% for the second quarter of 2004 and 4.3% for the first half of 2004.  The decrease for the second quarter of 2005 and flat results for the first half of 2005 primarily reflect strong expense control offset by higher general and administrative costs in our International Operations segment.

Amortization of Intangibles: Amortization of intangibles was $3.4 million for the second quarter of 2005 and $6.8 million for the first half of 2005 compared to $1.9 million for the second quarter of 2004 and $3.8 million for the first half of 2004, reflecting the amortization of customer-related intangible assets and noncompetition agreements associated with the acquisitions completed in the latter half of 2004 and the first quarter of 2005.

Interest income: Interest income was $13.8 million for the second quarter of 2005 and $24.8 million for the first half of 2005 compared to $5.8 million for the second quarter of 2004 and $10.4 million for the first half of 2004.  The increase in interest income in fiscal 2005 is primarily due to a sustained increase in interest rates, combined with a shift in our investment strategy which has led to an increase in treasury securities and a decrease in cash.

Interest expense: Interest expense was $15.1 million for the second quarter of 2005 and $25.0 million for the first half of 2005 compared to $9.1 million for the second quarter of 2004 and $17.2 million for the first half of 2004.  The increase in interest expense in 2005 is primarily due to an increase in interest rates, partially offset by a reduction in our outstanding borrowings. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented.  Excluding the impact of our interest rate swap agreements, interest expense would have been $16.9 million for the second quarter of 2005 and $29.8 million for the first half of 2005 compared to $14.9 million for the second quarter of  2004 and $29.3 million for the first half of 2004.

Miscellaneous (income) expense:  Miscellaneous income was $0.5 million for the second quarter of 2005 and miscellaneous expense was $0.2 million for the first half of 2005 compared to miscellaneous expense of $0.2 million for the second quarter of 2004 and $0.6 million for the first half of 2004. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.5% for both the second quarter and first half of 2005 and the second quarter and first half of 2004.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		July 30, 2005	July 31, 2004
	13 Weeks Ended		Increase From	Increase From
	July 30, 2005	July 31, 2004	Prior Year	Prior Year
Sales:
North American Retail	$1,851,290	$1,700,508	8.9%	7.1%
North American Delivery	1,148,215	979,538	17.2%	10.8%
International Operations	472,459	409,206	15.5%	14.7%
Total sales	$3,471,964	$3,089,252	12.4%	9.2%

	(Amounts in thousands) 13 Weeks Ended		July 30, 2005	July 31, 2004
	July 30, 2005	July 31, 2004	% of Sales	% of Sales

Business Unit Income:
North American Retail	$133,629	$96,207	7.2%	5.7%
North American Delivery	111,355	88,281	9.7%	9.0%
International Operations	(12,271)	11,840	(2.6)%	2.9%
Total business unit income	$232,713	$196,328	6.7%	6.4%

	(Amounts in thousands)		July 30, 2005	July 31, 2004
	26 Weeks Ended		Increase From	Increase From
	July 30, 2005	July 31, 2004	Prior Year	Prior Year
Sales:
North American Retail	$4,017,913	$3,682,891	9.1%	8.8%
North American Delivery	2,331,531	1,987,454	17.3%	10.9%
International Operations	1,021,572	871,062	17.3%	17.5%
Total sales	$7,371,016	$6,541,407	12.7%	10.5%

	(Amounts in thousands)
	26 Weeks Ended		July 30, 2005	July 31, 2004
	July 30, 2005	July 31, 2004	% of Sales	% of Sales

Business Unit Income:
North American Retail	$282,710	$202,321	7.0%	5.5%
North American Delivery	209,958	161,386	9.0%	8.1%
International Operations	(9,109)	34,535	(0.9)%	4.0%
Total business unit income	$483,559	$398,242	6.6%	6.1%

North American Retail: Sales for North American Retail increased 8.9% for the second quarter of 2005 and 9.1% for the first half of 2005 compared to the second quarter and first half of 2004.  The growth primarily reflects an increase in comparable store sales of 3% for the second quarter and the first half of 2005, as well as non-comparable store sales for stores opened in the prior year and throughout the first half of 2005.  We added a net 20 stores to the North American store base in the second quarter and 36 stores in the first half of 2005.  As of July 30, 2005, the North American store base included 1,462 open stores compared to 1,379 stores as of July 31, 2004 and 1,426 stores as of January 29, 2005. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $28 million for the second quarter of 2005 and $60 million for the first half of 2005. Our strong sales growth reflects solid execution in key categories, including our copy center businesses and ink and toner, as well as sales increases in high growth technology categories, including computer peripherals, portable computers and digital cameras and accessories.  Business unit income as a percentage of sales increased to 7.2% for the second quarter of 2005 and 7.0% for the first half of 2005 from 5.7% for the second quarter of 2004 and 5.5% for the first half of 2004. The increase in business unit income primarily reflects the positive impact of targeting our product mix and marketing at more profitable small business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.  This increase also reflects our focus on expense management and leveraging of fixed expenses on higher sales.

North American Delivery: Sales for North American Delivery increased 17.2% for the second quarter of 2005 and 17.3% for the first half of 2005 compared to the second quarter and first half of 2004. The sales growth for the second quarter and first half of 2005 reflects the increased productivity of our expanded contract sales force, more efficient and targeted marketing spend among our catalog, websites and retail stores, as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels.  Business unit income increased to 9.7% of sales for the second quarter of 2005 and 9.0% for the first half of 2005 from 9.0% in the second quarter of 2004 and 8.1% for the first half of 2004.  The increase in business unit income primarily reflects more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders, productivity improvements in our supply chain and leveraging of fixed expenses on higher sales.

International Operations: Sales for International Operations increased 15.5% for the second quarter of 2005 and 17.3% for the first half of 2005 compared to the second quarter and first half of 2004.  Excluding the impact of our 2004 acquisitions and the consolidation of Staples China, sales increased 2.8% for the second quarter of 2005 and 4.4% for the first half of 2005.  The sales growth for the second quarter of 2005 and the first half of 2005 primarily reflects non-comparable store sales for stores opened in the prior year and the first half of 2005 as well as the positive impact of European exchange rates to the U.S. dollar of $3 million for the second quarter of 2005 and $27 million for the first half of 2005. As of July 30, 2005, the European store base included 254 open stores compared to 206 stores as of July 31, 2004 and 254 stores as of January 29, 2005.  Comparable store sales decreased 2% for the second quarter of 2005 and 1% for the first half of 2005.  Business unit income decreased to a $12.3 million loss for the second quarter of 2005 and a $9.1 million loss for the first half of 2005 from income of $11.8 million for the second quarter of 2004 and $34.5 million for the first half of 2004, reflecting the continued costs associated with the integration of the Office World stores, the integration of our two delivery businesses in the United Kingdom, increased investments in our European delivery businesses and flat sales performance in our delivery business in France.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $300.9 million for the first half of 2005 compared to $266.0 million for the first half of 2004.  The increase in operating cash flow from 2004 to 2005 is primarily due to an increase in net income.

Cash used in investing activities was $217.0 million for the first half of 2005 compared to cash provided by investing activities of $404.6 million for the first half of 2004. This change is primarily due to a shift in our investment strategy, which led to an increase in the amount of treasury securities we hold and a decrease in our holdings of cash equivalents, including commercial paper and money market investments.

Cash used in financing activities was $391.1 million for the first half of 2005 compared to $248.4 million for the first half of 2004.  The change in financing activities is primarily related to the number of shares purchased under our share repurchase program, which was announced in March 2004, and our annual cash dividend paid in the first half of 2005. In accordance with our share repurchase program, we are authorized to purchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under this program, we repurchased 15.5 million shares for $326.4 million in the first half of 2005 and 13.4 million shares for $239.1 million in the first half of 2004. In the first half of 2005, we paid our second annual cash dividend of $123.4 million on outstanding shares of our common stock. This was an increase of 25% per share above the dividend that was paid in the first half of 2004.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.01 billion available in total credit, cash and  short-term investments at July 30, 2005, which consisted of $817.6 million of available credit and $1.19 billion of cash and cash equivalents and short-term investments.

A summary, as of July 30, 2005, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through December 2009	$678,995	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	50,000	—
Other lines of credit	88,568	—
Capital leases and other notes payable	—	11,879
Total	$817,563	$536,879

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At July 30, 2005, we had $71.0 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $679.0 million.

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

We expect to open 65 new stores during the last half of 2005.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $230 million on capital expenditures during the second half of 2005.

Historically, we have primarily grown organically, and while we do not expect this to change, we may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not rely on acquisitions to achieve our publicly announced target growth plans.  While we will consider many types of acquisitions on an opportunistic basis, we target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long term meaningful drivers of our business and financed from our operating cash flows. In connection with such targeted acquisitions, we plan to exercise the same discipline as we use for other investments, pursuing those that we believe will earn a return above our internal return on net assets hurdle rate within a two to four year time frame.

We believe that we will need to spend approximately $400 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented in 2004 a $1 billion share repurchase program and an annual cash dividend.  Under the repurchase program, we expect to buy back approximately $500 million of common stock during fiscal 2005. We paid our second annual cash dividend of $0.17 per share of common stock (or $0.25 per share prior to adjusting for the three-for-two common stock dividend distributed on April 15, 2005) on April 14, 2005 to shareholders of record on March 28, 2005, resulting in a total dividend payment of $123.4 million. While it is our intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Our market is highly competitive and we may not continue to compete successfully. We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selections, as well as mass merchants such as Wal-Mart, warehouse clubs, computer and electronic superstores such as Best Buy, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

We may be unable to continue to open new stores and enter new markets  successfully. An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 23 stores during the second quarter of 2005 and 43 stores in the first half of 2005, and currently plan to open 65 new stores in the last half of 2005. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

Our growth may continue to strain operations, which could adversely affect our business and financial results. Our business has grown and continues to grow through organic growth and acquisitions.  Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow.  This growth places significant demands on management and operational systems.  If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance. In addition, as we grow, our business is subject to a wider array of complex state and federal regulations, and may be increasingly the target of private actions alleging violations of such regulations, thereby increasing the cost of doing business and the risk that our business practices could unknowingly result in liabilities that could adversely affect our business and financial performance.

Our operating results may be impacted by changes in the economy. Our operating results are directly impacted by the health of the North American, European, South American and Asian economies, which may adversely affect our business and our results of operations.

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

Our expanding international operations expose us to the unique risks inherent in foreign operations. In addition to our recently expanding operations in Europe and our new operations in South America and Asia, we have a significant presence in Canada through The Business Depot Ltd. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs, competitive conditions and foreign currency fluctuations. Our recent acquisitions in Europe, South America and Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our International Operations income and worldwide profitability.

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at July 30, 2005 was $536.9 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

California wage and hour class action lawsuit. Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law.  The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages.  The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The motion for class certification was heard by the court on July 15, 2005, and the matter was taken under advisement. We believe we have meritorious defenses in the litigation. Accordingly, we believe the litigation will not have a material adverse effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At July 30, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2005.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-13 of our Annual Report on Form 10-K for the year ended January 29, 2005.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  —  OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(e) The table below presents the total number of shares repurchased during the second quarter of fiscal 2005.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2005 –May 28, 2005	2,758,089	$20.51	2,758,089	$262,143,000
May 29, 2005 –July 2, 2005	2,512,300	$21.90	2,512,300	$207,125,000
July 3, 2005 –July 30, 2005	1,611,000	$22.50	1,611,000	$170,882,000
Total Second Quarter of Fiscal 2005	6,881,389	$21.48	6,881,389	$170,882,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On March 4, 2004, we announced that our Board of Directors approved the repurchase of up to $1 billion of common stock through January 28, 2006.

Item 3 – Not Applicable

Item 4 – Submission of Matters to a Vote of  Security Holders

We held our annual meeting of stockholders on June 13, 2005, the results of which we reported in a Current Report on Form 8-K on June 17, 2005 (File No. 0-17586), which Form 8-K is incorporated by reference herein.

Item 5 – Not Applicable

Item 6 – Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	August 16, 2005	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy
10.2 (1)	Amended and Restated 2004 Stock Incentive Plan
31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from the Form 8-K filed on June 17, 2005 (File No. 0-17586).

+                 Filed herewith