Form 10-Q
period 2005-10-29
STAPLES INC
filed 2005-11-15
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 29, 2005

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The registrant had 731,390,310 shares of Staples common stock outstanding as of  November 11, 2005.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
October 29, 2005
TABLE OF CONTENTS

Part I – Financial Information:

Item 1. Financial Statements (unaudited):
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II – Other Information

Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	October 29,	January 29,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$770,270	$997,310
Short-term investments	558,858	472,231
Receivables, net	568,430	485,126
Merchandise inventories, net	1,708,701	1,602,530
Deferred income tax asset	115,153	86,041
Prepaid expenses and other current assets	132,994	138,374
Total current assets	3,854,406	3,781,612

Property and equipment:
Land and buildings	684,987	649,175
Leasehold improvements	842,310	762,946
Equipment	1,250,050	1,140,234
Furniture and fixtures	646,360	597,293
Total property and equipment	3,423,707	3,149,648
Less accumulated depreciation and amortization	1,762,144	1,548,774
Net property and equipment	1,661,563	1,600,874

Lease acquisition costs, net of accumulated amortization	35,838	38,400
Intangible assets, net of accumulated amortization	232,263	222,520
Goodwill	1,383,424	1,321,464
Other assets	89,129	106,578
Total assets	$7,256,623	$7,071,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,365,968	$1,241,433
Accrued expenses and other current liabilities	947,223	954,184
Debt maturing within one year	1,352	1,244
Total current liabilities	2,314,543	2,196,861

Long-term debt	526,455	557,927
Deferred income tax liability	22,616	23,314
Other long-term obligations	223,636	178,150

Minority interest	4,288	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 823,548,329 shares at October 29, 2005 and 813,049,136 shares at January 29, 2005	494	488
Additional paid-in capital	2,426,414	2,254,947
Cumulative foreign currency translation adjustments	76,039	114,427
Retained earnings	3,239,188	2,818,163
Less: Treasury stock at cost - 92,315,397 shares at October 29, 2005, and 68,547,587 shares at January 29, 2005	(1,577,050)	(1,072,829)
Total stockholders’ equity	4,165,085	4,115,196
Total liabilities, minority interest and stockholders’ equity	$7,256,623	$7,071,448

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Sales	$4,245,519	$3,830,466	$11,616,535	$10,371,873
Cost of goods sold and occupancy costs	3,024,061	2,734,250	8,342,472	7,469,347
Gross profit	1,221,458	1,096,216	3,274,063	2,902,526

Operating and other expenses:
Operating and selling	687,494	608,426	1,934,128	1,729,657
General and administrative	156,262	153,748	471,831	436,734
Amortization of intangibles	3,178	2,297	10,021	6,147
Total operating expenses	846,934	764,471	2,415,980	2,172,538

Operating income	374,524	331,745	858,083	729,988

Other income (expense):
Interest income	15,928	8,811	40,719	19,206
Interest expense	(14,916)	(10,777)	(39,955)	(27,977)
Miscellaneous expense	(927)	(856)	(1,086)	(1,431)
Income before income taxes and minority interest	374,609	328,923	857,761	719,786
Income tax expense	136,732	120,057	313,083	262,722
Income before minority interest	237,877	208,866	544,678	457,064
Minority interest	53	—	251	—
Net income	$237,824	$208,866	$544,427	$457,064

Earnings Per Share:

Basic earnings per common share	$0.33	$0.28	$0.74	$0.62
Diluted earnings per common share	$0.32	$0.28	$0.73	$0.60

Dividends declared per common share	$—	$—	$0.17	$0.13

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
Operating Activities:
Net income	$544,427	$457,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,429	206,381
Deferred tax (expense) benefit	(24,738)	4,841
Other	40,600	39,437
Changes in assets and liabilities:
Increase in receivables	(73,434)	(49,656)
Increase in merchandise inventories	(106,333)	(103,004)
Increase in prepaid expenses and other assets	(5,323)	(9,876)
Increase in accounts payable	120,804	242,056
Increase in accrued expenses and other liabilities	18,381	39,282
Increase in other long-term obligations	16,082	5,087
Net cash provided by operating activities	753,895	831,612

Investing Activities:
Acquisition of property and equipment	(289,338)	(200,662)
Acquisition of businesses, net of cash acquired	(40,560)	(86,390)
Increase in investment, net of cash acquired	(16,636)	(9,650)
Purchase of short-term investments	(6,037,124)	(8,263,263)
Proceeds from the sale of short-term investments	5,950,498	8,668,722
Net cash (used in) provided by investing activities	(433,160)	108,757

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	102,929	148,031
Payments on borrowings	(18,850)	(3,216)
Cash dividends paid	(123,402)	(99,527)
Purchase of treasury stock, net	(504,221)	(344,711)
Net cash used in financing activities	(543,544)	(299,423)

Effect of exchange rate changes on cash and cash equivalents	(4,231)	15,081

Net (decrease) increase in cash and cash equivalents	(227,040)	656,027
Cash and cash equivalents at beginning of period	997,310	457,465
Cash and cash equivalents at end of period	$770,270	$1,113,492

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and thirty-nine weeks ending October 29, 2005 (also referred to as the “third quarter of 2005” and the “year-to-date 2005”) and the period covering the thirteen and thirty-nine weeks ending October 30, 2004 (also referred to as the “third quarter of 2004” and the “year-to-date 2004”).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure.  The Company plans to adopt SFAS No. 123R using the modified retrospective method.  Since the Company currently accounts for stock options granted to employees and shares issued under employee stock purchase plans in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized.  The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.  The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods.

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

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income as reported	$237,824	$208,866	$544,427	$457,064
Add: Stock based compensation, net of related tax effects, included in reported net income	8,316	7,318	24,304	21,474
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(20,733)	(17,876)	(60,125)	(52,699)
Pro forma net income	$225,407	$198,308	$508,606	$425,839

Basic earnings per common share
As reported	$0.33	$0.28	$0.74	$0.62
Pro forma	$0.31	$0.27	$0.69	$0.57

Diluted earnings per common share
As reported	$0.32	$0.28	$0.73	$0.60
Pro forma	$0.30	$0.26	$0.68	$0.56

Note C - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net income	$237,824	$208,866	$544,427	$457,064
Other comprehensive income:
Foreign currency translation adjustments	10,840	53,879	(29,886)	45,178
Change in the fair value of derivatives	(9,041)	(21,524)	(14,660)	(22,152)
Tax effect of changes in the fair value of derivatives	3,797	9,040	6,158	9,304
Total comprehensive income	$243,420	$250,261	$506,039	$489,394

Note D – Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two split of Staples common stock to shareholders of record as of March 29, 2005. The split was effected in the form of a stock dividend, which was distributed on April 15, 2005.  All share and per share data has been restated to reflect the effect of this three-for-two common stock split.

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2005 and 2004 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Numerator:
Net income	$237,824	$208,866	$544,427	$457,064
Denominator:
Weighted-average common shares outstanding	729,572	741,787	733,019	742,129
Effect of dilutive securities:
Employee stock options and restricted stock	15,171	16,203	15,502	16,435
Weighted-average common shares outstanding assuming dilution	744,743	757,990	748,521	758,564

Basic earnings per common share	$0.33	$0.28	$0.74	$0.62
Diluted earnings per common share	$0.32	$0.28	$0.73	$0.60

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

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income/loss”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2005 and 2004 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Sales:
North American Retail	$2,450,926	$2,254,749	$6,468,839	$5,937,640
North American Delivery	1,285,905	1,086,820	3,617,436	3,074,274
International Operations	508,688	488,897	1,530,260	1,359,959
Total sales	$4,245,519	$3,830,466	$11,616,535	$10,371,873

Business Unit Income/(Loss):
North American Retail	$245,265	$220,883	$527,975	$423,205
North American Delivery	128,669	99,270	338,627	260,656
International Operations	590	11,592	(8,519)	46,127
Total business unit income	$374,524	$331,745	$858,083	$729,988
Interest and other expense, net	85	(2,822)	(322)	(10,202)
Income before income taxes and minority interest	$374,609	$328,923	$857,761	$719,786

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the third quarter and year-to-date 2005 and 2004.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of October 29, 2005

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$352,710	$36,102	$381,458	$—	$770,270
Short-term investments	558,858	—	—	—	558,858
Receivables	4,325	268,416	295,689		568,430
Merchandise inventories	—	1,048,699	660,002	—	1,708,701
Other current assets	(48,578)	157,007	139,718	—	248,147
Total current assets	867,315	1,510,224	1,476,867	—	3,854,406
Net property, equipment and other assets	238,078	965,445	815,270	—	2,018,793
Goodwill	172,770	92,345	1,118,309	—	1,383,424
Investment in affiliates and intercompany, net	(129,358)	2,409,667	997,831	(3,278,140)	—
Total assets	$1,148,805	$4,977,681	$4,408,277	$(3,278,140)	$7,256,623

Total current liabilities	$7,391	$1,312,912	$994,240	$—	$2,314,543
Total long-term liabilities	56,215	639,084	77,408	—	772,707
Minority interest	—	—	4,288	—	4,288
Total stockholders’ equity	1,085,199	3,025,685	3,332,341	(3,278,140)	4,165,085
Total liabilities, minority interest and stockholders’ equity	$1,148,805	$4,977,681	$4,408,277	$(3,278,140)	$7,256,623

Condensed Consolidating Balance Sheet

As of January 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$529,275	$44,300	$423,735	$—	$997,310
Short-term investments	472,231	—	—	—	472,231
Merchandise inventories	—	1,004,819	597,711	—	1,602,530
Other current assets	80,358	255,319	373,864	—	709,541
Total current assets	1,081,864	1,304,438	1,395,310	—	3,781,612
Net property, equipment and other assets	239,982	920,213	808,177	—	1,968,372
Goodwill, net of amortization	140,570	52,067	1,128,827	—	1,321,464
Investment in affiliates and intercompany, net	374,885	2,013,548	882,308	(3,270,741)	—
Total assets	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Total current liabilities	$277,470	$1,045,733	$873,658	$—	$2,196,861
Total long-term liabilities	26,208	600,554	132,629	—	759,391
Total stockholders’ equity	1,533,623	2,643,979	3,208,335	(3,270,741)	4,115,196
Total liabilities and stockholders’ equity	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Condensed Consolidating Statement of Income

For the 13 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,813,534	$1,431,985	$4,245,519
Cost of goods sold and occupancy costs	360	2,007,105	1,016,596	3,024,061
Gross profit	(360)	806,429	415,389	1,221,458
Operating and other expenses	31,605	535,835	279,409	846,849
Income (loss) before income taxes and minority interest	(31,965)	270,594	135,980	374,609
Income tax expense	—	113,884	22,848	136,732
Income (loss) before minority interest	(31,965)	156,710	113,132	237,877
Minority interest	—	—	53	53
Net income (loss)	$(31,965)	$156,710	$113,079	$237,824

Condensed Consolidating Statement of Income

For the 13 weeks ended October 30, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,538,850	$1,291,616	$3,830,466
Cost of goods sold and occupancy costs	848	1,818,577	914,825	2,734,250
Gross profit	(848)	720,273	376,791	1,096,216
Operating and other expenses	15,862	503,089	248,342	767,293
Income (loss) before income taxes	(16,710)	217,184	128,449	328,923
Income tax expense	—	86,216	33,841	120,057
Net income (loss)	$(16,710)	$130,968	$94,608	$208,866

Condensed Consolidating Statement of Income

For the 39 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$7,679,788	$3,936,747	$11,616,535
Cost of goods sold and occupancy costs	1,113	5,553,671	2,787,688	8,342,472
Gross profit	(1,113)	2,126,117	1,149,059	3,274,063
Operating and other expenses	79,935	1,511,708	824,659	2,416,302
Income (loss) before income taxes and minority interest	(81,048)	614,409	324,400	857,761
Income tax expense	—	260,767	52,316	313,083
Income (loss) before minority interest	(81,048)	353,642	272,084	544,678
Minority interest	—	—	251	251
Net income (loss)	$(81,048)	$353,642	$271,833	$544,427

Condensed Consolidating Statement of Income

For the 39 weeks ended October 30, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$6,923,813	$3,448,060	$10,371,873
Cost of goods sold and occupancy costs	1,645	5,041,834	2,425,868	7,469,347
Gross profit	(1,645)	1,881,979	1,022,192	2,902,526
Operating and other expenses	56,448	1,432,756	693,536	2,182,740
Income (loss) before income taxes	(58,093)	449,223	328,656	719,786
Income tax expense	—	179,883	82,839	262,722
Net income (loss)	$(58,093)	$269,340	$245,817	$457,064

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$508,606	$127,966	$117,323	$753,895
Investing Activities:
Acquisition of property and equipment	(55,001)	(136,164)	(98,173)	(289,338)
Acquisition of businesses, net of cash acquired	—	—	(40,560)	(40,560)
Increase in investment, net of cash acquired	—	—	(16,636)	(16,636)
Purchase of short-term investments	(6,037,124)	—	—	(6,037,124)
Proceeds from sale of short-term investments	5,950,498	—	—	5,950,498
Cash used in investing activities	(141,627)	(136,164)	(155,369)	(433,160)
Financing Activities:
Payments on borrowings	(18,850)	—	—	(18,850)
Purchase of treasury stock	(504,221)	—	—	(504,221)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	102,929	—	—	102,929
Cash dividends paid	(123,402)	—	—	(123,402)
Cash used in financing activities	(543,544)	—	—	(543,544)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,231)	(4,231)
Net decrease in cash and cash equivalents	(176,565)	(8,198)	(42,277)	(227,040)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$352,710	$36,102	$381,458	$770,270

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended October 30, 2004

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$494,297	$81,124	$256,191	$831,612
Investing Activities:
Acquisition of property and equipment	(37,336)	(102,683)	(60,643)	(200,662)
Acquisition of businesses, net of cash acquired	—	(2,781)	(83,609)	(86,390)
Investment in joint venture	(9,650)	—	—	(9,650)
Purchase of short-term investments	(8,263,263)	—	—	(8,263,263)
Proceeds from the sale of short-term investments	8,668,722	—	—	8,668,722
Cash provided by (used in) investing activities	358,473	(105,464)	(144,252)	108,757
Financing Activities:
Payments on borrowings	(3,216)	—	—	(3,216)
Purchase of treasury stock	(344,711)	—	—	(344,711)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	148,031	—	—	148,031
Cash dividends paid	(99,527)	—	—	(99,527)
Cash used in financing activities	(299,423)	—	—	(299,423)
Effect of exchange rate changes on cash and cash equivalents	—	—	15,081	15,081
Net increase (decrease) in cash and cash equivalents	553,347	(24,340)	127,020	656,027
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$664,621	$31,167	$417,704	$1,113,492

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

During 2004 and the first three quarters of 2005,  we invested in a mail order and internet company in the People’s Republic of China (“Staples China”).  We have been the majority shareholder of Staples China since the first quarter of 2005 and have included the operating results of Staples China in our consolidated financial statements since then. The results of Staples China are reported as part of our International Operations segment for segment reporting.

We acquired four businesses during 2004 (the “2004 acquisitions”).  On August 4, 2004, we acquired the United Kingdom office products company Globus Office World plc (“Office World”). In September 2004, we acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark.  On November 29, 2004, we entered the South American market by acquiring Officenet SA, a mail order and internet business operating in Brazil and Argentina.  The results of the 2004 acquisitions have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”).  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that Staples or its management “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the heading “Cautionary Statements.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our results for the third quarter and year-to-date 2005 reflect, and our results for the third quarter and year-to-date 2004 have been restated to give effect to, a three-for-two common stock dividend distributed on April 15, 2005 to shareholders of record on March 29, 2005.

Consolidated Performance:

Net income for the third quarter of 2005 was $237.8 million or $0.32 per diluted share compared to $208.9 million or $0.28 per diluted share for the third quarter of 2004, an increase in net income of 13.9%. Net income for year-to-date 2005 was $544.4 million or $0.73 per diluted share compared to $457.1 million or $0.60 per diluted share for year-to-date 2004, an increase in year-to-date net income of 19.1%.  The year-to-date 2005 results were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, and the continued success of our customer acquisition efforts, solid execution and expense management were key drivers for the year-to-date 2005 results.  Our positive year-to-date performance was slightly offset by the continued costs associated with the integration of the Office World stores in the United Kingdom and investments in our European delivery businesses, as well as planned investments for long-term growth including labor and marketing to grow our copy center businesses and marketing investments for our Chicago market entry.

Sales:  Sales for the third quarter of 2005 were $4.2 billion, an increase of 10.8% from the third quarter of 2004. Sales for year-to-date 2005 were $11.6 billion, an increase of 12.0% from year-to-date 2004. Comparable sales for our North American retail locations increased 3% for the third quarter and year-to-date 2005 and comparable sales for our International retail locations decreased 2% for the third quarter of 2005 and decreased 1% for year-to-date 2005. We had 1,748 open stores as of October 29, 2005 compared to 1,662 stores as of October 29, 2004 and 1,680 stores as of January 29, 2005.  This includes 32 stores opened during the third quarter of 2005 and 75 stores opened and 7 stores closed during year-to-date 2005. North American Delivery sales increased 18.3% for the third quarter of 2005 and 17.7% for year-to-date 2005.  The increase in total sales also reflects a positive impact of foreign currency of $39.0 million for the third quarter of 2005 and $134.1 million for year-to-date 2005.

Gross Profit: Gross profit as a percentage of sales was 28.8% for the third quarter of 2005 and 28.2% for year-to-date 2005 compared to 28.6% and 28.0% for the corresponding periods in 2004. The increase in the gross profit rate for the third quarter and year-to-date 2005 from the gross profit rate for the third quarter and year-to-date 2004 is due to the continued positive impact of targeting our product mix at more profitable small business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.2% of sales for the third quarter of 2005 and 16.6% for year-to-date 2005 compared to 15.9% and 16.7% for the corresponding periods in 2004. The increase in operating expenses as a percentage of sales for the third quarter of 2005 reflects planned investments for long-term growth including labor and marketing to grow our copy center businesses, marketing investments for our Chicago market entry and weakness in our International Operations segment, offset by our continued focus on expense management and leveraging of fixed expenses on higher sales. The slight decrease in operating expenses as a percentage of sales for year-to-date 2005 reflects our continued focus on expense management and leveraging of fixed expenses on higher sales which were primarily offset by weakness in our International Operations segment and planned investments for long-term growth including labor and marketing to grow our copy center businesses and marketing investments for our Chicago market entry.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 3.7% for the third quarter of 2005 and 4.1% for year-to-date 2005 compared to 4.0% for the third quarter of 2004 and 4.2% for year-to-date 2004.  The decrease for the third quarter of 2005 and year-to-date 2005 primarily reflect strong expense control slightly offset by higher general and administrative costs in our International Operations segment.

Amortization of Intangibles: Amortization of intangibles was $3.2 million for the third quarter of 2005 and $10.0 million for year-to-date 2005 compared to $2.3 million for the third quarter of 2004 and $6.1 million for year-to-date 2004, reflecting the amortization of customer-related intangible assets and noncompetition agreements relating to acquisitions.

Interest income: Interest income was $15.9 million for the third quarter of 2005 and $40.7 million for year-to-date 2005 compared to $8.8 million for the third quarter of 2004 and $19.2 million for year-to-date 2004.  The increase in interest income in fiscal 2005 is primarily due to a sustained increase in interest rates.

Interest expense: Interest expense was $14.9 million for the third quarter of 2005 and $40.0 million for year-to-date 2005 compared to $10.8 million for the third quarter of 2004 and $28.0 million for year-to-date 2004.  The increase in interest expense in 2005 is primarily due to an increase in interest rates, partially offset by a reduction in our outstanding borrowings. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented.  Excluding the impact of our interest rate swap agreements, interest expense would have been $16.4 million for the third quarter of 2005 and $46.2 million for year-to-date 2005 compared to $16.4 million for the third quarter of  2004 and $45.7 million for year-to-date 2004.

Miscellaneous expense:  Miscellaneous expense was $0.9 million for the third quarter of 2005 and $1.1 million for year-to-date 2005 compared to $0.9 million for the third quarter of 2004 and $1.4 million for year-to-date 2004. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.5% for both the third quarter and year-to-date 2005 and the third quarter and year-to-date 2004.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		October 29,	October 30,
	13 Weeks Ended		2005	2004
	October 29,	October 30,	Increase From	Increase From
	2005	2004	Prior Year	Prior Year
Sales:
North American Retail	$2,450,926	$2,254,749	8.7%	8.5%
North American Delivery	1,285,905	1,086,820	18.3%	12.8%
International Operations	508,688	488,897	4.0%	24.3%
Total sales	$4,245,519	$3,830,466	10.8%	11.5%

	(Amounts in thousands)
	13 Weeks Ended		October 29,	October 30,
	October 29,	October 30,	2005	2004
	2005	2004	% of Sales	% of Sales

Business Unit Income:
North American Retail	$245,265	$220,883	10.0%	9.8%
North American Delivery	128,669	99,270	10.0%	9.1%
International Operations	590	11,592	0.1%	2.4%
Total business unit income	$374,524	$331,745	8.8%	8.7%

	(Amounts in thousands)		October 29,	October 30,
	39 Weeks Ended		2005	2004
	October 29,	October 30,	Increase From	Increase From
	2005	2004	Prior Year	Prior Year
Sales:
North American Retail	$6,468,839	$5,937,640	8.9%	8.7%
North American Delivery	3,617,436	3,074,274	17.7%	11.6%
International Operations	1,530,260	1,359,959	12.5%	19.9%
Total sales	$11,616,535	$10,371,873	12.0%	10.9%

	(Amounts in thousands)
	39 Weeks Ended		October 29,	October 30,
	October 29,	October 30,	2005	2004
	2005	2004	% of Sales	% of Sales

Business Unit Income:
North American Retail	$527,975	$423,205	8.2%	7.1%
North American Delivery	338,627	260,656	9.4%	8.5%
International Operations	(8,519)	46,127	(0.6)%	3.4%
Total business unit income	$858,083	$729,988	7.4%	7.0%

North American Retail: Sales for North American Retail increased 8.7% for the third quarter of 2005 and 8.9% for year-to-date 2005 compared to the third quarter and year-to-date 2004.  The growth primarily reflects an increase in comparable store sales of 3% for the third quarter and year-to-date 2005, as well as non-comparable store sales for stores opened in the prior year and throughout year-to-date 2005.  We added a net 29 stores to the North American store base in the third quarter of 2005 and 65 stores during year-to-date 2005.  As of October 29, 2005, the North American store base included 1,491 open stores compared to 1,406 stores as of October 30, 2004 and 1,426 stores as of January 29, 2005. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $40 million for the third quarter of 2005 and $100 million for year-to-date 2005. Our strong sales growth reflects sales increases in our copy center businesses, computer peripherals, portable computers and digital cameras and accessories.  Business unit income as a percentage of sales increased to 10.0% for the third quarter of 2005 and 8.2% for year-to-date 2005 from 9.8% for the third quarter of 2004 and 7.1% for year-to-date 2004. The increase in business unit income primarily reflects the positive impact of targeting our product mix and marketing at more profitable small business customers and home offices, strong results in our copy center businesses, our continued focus on Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.  This increase also reflects our focus on expense management and leveraging of fixed expenses on higher sales, partially offset by planned investments for long-term growth including labor and marketing to grow our copy center businesses and marketing investments for our Chicago market entry.

North American Delivery: Sales for North American Delivery increased 18.3% for the third quarter of 2005 and 17.7% for year-to-date 2005 compared to the third quarter and year-to-date 2004. The sales growth for the third quarter and year-to-date 2005 reflects the increased productivity of our expanded contract sales force, more efficient and targeted marketing spend among our catalogs, websites and retail stores, as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels. Business unit income increased to 10.0% of sales for the third quarter of 2005 and 9.4% for year-to-date 2005 from 9.1% in the third quarter of 2004 and 8.5% for year-to-date 2004.  The increase in business unit income primarily reflects more efficient marketing spend, continued increases in the number of orders placed electronically, fewer problem orders, productivity improvements in our supply chain and leveraging of fixed expenses on higher sales.

International Operations: Sales for International Operations increased 4.0% for the third quarter of 2005 and 12.5% for year-to-date 2005 compared to the third quarter and year-to-date 2004.  Excluding the impact of our non-comparable 2004 acquisitions and Staples China, sales decreased 3.4% for the third quarter of 2005 and decreased 1.1% for year-to-date 2005.  This sales performance, excluding our non-comparable 2004 acquisitions and Staples China, primarily reflects a comparable store sales decrease of 2% for the third quarter of 2005 and a decrease of 1% for year-to-date 2005 and a decrease in sales in our European delivery business, partially offset by non-comparable store sales for stores opened in the prior year and year-to-date 2005. As of October 29, 2005, the European store base included 257 open stores compared to 256 stores as of October 30, 2004 and 254 stores as of January 29, 2005.  European exchange rates to the U.S. dollar had a negative impact of $5 million for the third quarter of 2005 and positive impact of $23 million for year-to-date 2005. Business unit income decreased to $0.6 million for the third quarter of 2005 and a loss of $8.5 million for year-to-date 2005 from income of $11.6 million for the third quarter of 2004 and $46.1 million for year-to-date 2004. The decrease in business unit income reflects the continued costs associated with the integration of the Office World stores which was completed in September 2005, the integration of our two delivery businesses in the United Kingdom, increased investments in our European delivery businesses and lower sales in our delivery business in France and our retail business in the United Kingdom.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $753.9 million for year-to-date 2005 compared to $831.6 million for year-to-date 2004.  The decrease in operating cash flow from 2004 to 2005 is primarily due to an increase in working capital partially offset by an increase in net income.

Cash used in investing activities was $433.2 million for year-to-date 2005 compared to cash provided by investing activities of $108.8 million for year-to-date 2004. This change is primarily due to an increase in the amount of treasury and auction rate securities we hold and a decrease in our holdings of cash equivalents, including commercial paper and money market investments.

Cash used in financing activities was $543.5 million for year-to-date 2005 compared to $299.4 million for year-to-date 2004.  The change in financing activities is primarily related to the number of shares purchased under our share repurchase program, which was announced in March 2004. In accordance with our share repurchase program, we are authorized to purchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under this program, we repurchased 23.1 million shares for $490.9 million in year-to-date 2005 and 18.4 million shares for $335.7 million in year-to-date 2004. During the third quarter of 2005, we announced that we received approval from our Board of Directors to repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008 following completion of our $1.0 billion repurchase program. Under our new repurchase program, we expect to repurchase approximately an additional $150 million of common stock during 2005 for a total expected repurchase of approximately $650 million during 2005.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.13 billion available in total credit, cash and short-term investments at October 29, 2005, which consisted of $805.3 million of available credit and $1.33 billion of cash and cash equivalents and short-term investments.

A summary, as of October 29, 2005, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through December 2009	$681,945	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	50,000	—
Other lines of credit	73,385	—
Capital leases and other notes payable	—	10,276
Total	$805,330	$535,276

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At October 29, 2005, we had $68.1 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $681.9 million.

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

We expect to open approximately 30 new stores during the fourth quarter of 2005.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $150 million on capital expenditures during the fourth quarter of 2005.

Historically, we have primarily grown organically, and while we do not expect this to change, we may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.  While we will consider many types of acquisitions on an opportunistic basis, we target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long-term meaningful drivers of our business and financed from our operating cash flows. In connection with such targeted acquisitions, we plan to exercise the same discipline as we use for other investments, pursuing those that we believe will earn a return above our internal return on net assets hurdle rate within a two to three year time frame.

We believe that we will need to spend approximately $400 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented in 2004 a $1.0 billion share repurchase program and an annual cash dividend.  Under this repurchase program, we expect to buy back approximately $500 million of common stock during fiscal 2005, of which $490.9 million was repurchased year-to-date. During the third quarter of 2005, we announced that we received approval from our Board of Directors to repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008 following completion of our $1.0 billion repurchase program. Under our new repurchase program, we expect to repurchase approximately an additional $150 million of common stock during 2005 for a total expected repurchase of approximately $650 million during 2005. We paid our second annual cash dividend of $0.17 per share of common stock (or $0.25 per share prior to adjusting for the three-for-two common stock split distributed in the form of a common stock dividend on April 15, 2005) on April 14, 2005 to shareholders of record on March 28, 2005, resulting in a total dividend payment of $123.4 million. While it is our intention to pay annual cash dividends in years following 2005, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

We may be unable to continue to open new stores and enter new markets  successfully. An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 32 stores during the third quarter of 2005 and 75 stores during year-to-date 2005, and currently plan to open approximately 30 new stores in the fourth quarter of 2005. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.  Our consolidated outstanding debt at October 29, 2005 was $535.3 million. Our consolidated debt, along with our operating lease obligations, may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 29, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2005.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-13 of our Annual Report on Form 10-K for the year ended January 29, 2005.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2005.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 29, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  —  OTHER INFORMATION

Item 1 – Not Applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

  (c) The table below presents the total number of shares repurchased during the third quarter of fiscal 2005.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2005 – August 27, 2005	1,946,318	$22.36	1,946,318	$127,368,000
August 28, 2005 – October 1, 2005	3,037,326	$21.37	3,037,326	$62,463,000
October 2, 2005 – October 29, 2005	2,618,000	$21.40	2,618,000	$1,506,428,000
Total Third Quarter of Fiscal 2005	7,601,644	$21.63	7,601,644	$1,506,428,000

(1)	Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)

On March 4, 2004, we announced that our Board of Directors approved the repurchase of up to $1.0 billion of common stock through January 28, 2006. On October 7, 2005, we announced that our Board of Directors approved the repurchase of up to an additional $1.5 billion of common stock through February 2, 2008 following completion of our $1.0 billion repurchase program.

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

STAPLES, INC.

Date:	November 15, 2005	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Executive Vice President,
Chief Administrative Officer
and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	Amended and Restated 2004 Stock Incentive Plan, as amended.
10.2 +	Non-Management Director Compensation Summary, as amended.
31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+      Filed herewith.