Form 10-K
period 2006-01-28
STAPLES INC
filed 2006-02-28
CIK 791519

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2006		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)

Five Hundred Staples Drive, Framingham,
Massachusetts 01702

(Address of principal executive offices and zip code)

508-253-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Staples Common Stock, par value $0.0006 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☒  No ☐

Indicate by  check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.        Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples’ common stock on July 29, 2005, as reported by Nasdaq, was approximately $16.6 billion. In determining the market value of non-affiliate voting stock, shares of Staples’ common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 728,679,683 shares of Staples’ common stock, par value $.0006, outstanding as of February 24, 2006.

Documents Incorporated By Reference

Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders              Part III

PART I

Item 1.                        Business

Staples

Staples is the world’s leading office products company. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. The office products industry has experienced significant growth since 1986 as the industry has expanded to include a variety of retailers, dealers and distributors, including other high-volume office supply chains.

Staples, Inc. and its subsidiaries (“we”, “Staples” or “the Company”) operate three business segments: North American Retail, North American Delivery and International Operations. Additional information regarding our operating segments is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note L in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers and related products and office furniture. Although there are no clear demarcations among customer groups, we target four principal groups: home offices (customers spending over $500 per year on office products excluding computers and furniture; including home-based businesses and teachers); small businesses and organizations with up to 20 office workers; medium-size businesses and organizations with between 20 and 500 office workers; and large businesses and organizations with more than 500 office workers. We effectively reach each sector of the office products market through three sales channels designed to be convenient to the needs of our customers: retail stores, catalog and Internet. Our ability to address all four major customer groups increases and diversifies our available market opportunities; increases awareness of the Staples name among customers in all four groups, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

We strive to provide superior value to our customers through a combination of everyday low prices, a broad selection of products, convenient store locations, easy to use web sites and reliability and speed of order delivery. Our strategy is to maintain our leadership in the office products industry by differentiating ourselves from our competition, delivering industry-best execution and expanding our market share.

To accomplish this we are focused on delivering on Staples’ brand promise, we make buying office products easy, which we launched in 2003 in response to extensive customer research that showed customers place a significant value on an easy shopping experience. Our commitment to making it easy for our customers to shop is reflected both in terms of the shopping experience and product offering. We have implemented initiatives in both retail and delivery to improve the customer experience, infused the new brand personality in all of our marketing vehicles and stores, actively promoted our new advertising tagline, “that was easy”, and increased the quality and value of our Staples brand products. For example, to respond to the importance our customers place on courteous and helpful associates, we rolled out a new customer service model across the chain to ensure a positive customer experience in our retail business. We have also redesigned our web site to make it easier for customers to shop for products and services on-line. In addition, we are growing our copy and print centers through enhanced service and technology, introducing innovative products that customers can buy only at Staples, and helping customers run their offices by offering services such as computer repair and installation of wireless networks performed by mobile technicians.

We are committed to delivering industry-best execution with a focus on improved service and profitability. Our recent initiatives have included a focus on our domestic supply chain program. We have improved our overall end to end order to fulfillment execution, including in-stock, fast checkout and perfect order programs. In addition, over the past several years we have continued to focus on driving profitable sales growth; improving profit margins; and increasing asset productivity. As a result, we have dramatically improved return on net assets, the primary metric we use to measure shareholder value creation, and expect to continue to focus on financial performance improvement. We expect to maintain our disciplined financial strategy, allocating resources between short and long-term investments and business improvement programs.

We plan to expand our market share by continuing to grow our existing businesses as well as developing new growth ideas and strengthening our global presence. Initiatives to expand our existing businesses include growing the copy and print center business, growing our Contract business and entering major new geographic markets. New growth ideas include selling office products through other retail channels and developing innovative products. To strengthen our global presence, we are investing in our existing businesses in Europe and making targeted investments in emerging markets such as Asia and South America, which we expect to become meaningful contributors to our long-term growth.

North American Retail

Our North American Retail segment, consisting of 1,522 stores throughout the United States and Canada at the end of fiscal 2005, generates the majority of our sales and profits. Our North American retail stores are located in 47 states, the District of Columbia and 11 Canadian provinces in major metropolitan markets and smaller markets. Our retail operations focus on serving the needs of small businesses and home offices.

Our strategy for our North American superstores focuses on several key objectives: offer an easy-to-shop store environment with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. As part of our strategy of delivering on our “Easy” brand promise, we focus on several key categories for which our customers rely on us to be an authority: ink and toner, paper, business machines, and copy and print services. For instance, to make it easier to shop for printer cartridges, we expanded our cartridge offering, made them more accessible to our customers and offered an in stock guarantee. We also offer our retail customers the ability to make purchases on-line through Staples.com Internet access points to acquire products that are not available in our stores. Customers can pay for these purchases at the register or through our Staples.com Internet access points and have the product delivered to their home or business. In 2005, we continued to deliver on our “Easy” brand promise with the rollout of our easy mobile tech service and the continued offering of our “easy rebate” program, which allows on-line submission for rebates, eliminating the need to mail in forms and receipts.

Store associates are critical to our success and are focused on making shopping easy for our customers. Associates in our stores are available to consult on purchases, particularly in our furniture, business machines and technology sections, where customers often need assistance in decision making. In 2005, we rolled out our “Easy” service model which encourages associates to engage with customers more effectively, to provide an enhanced level of assistance in the store.

Many of our stores benefit from the customer-friendly store layout we refer to as the “Dover” format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of our vast array of products.  We continue to improve our Dover store format with on-going refinements in store design, product placement and adjacencies.

Our growth strategy is to expand our store base in a prudent fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores and actively market our catalog, we evaluate the concentration of small and medium-sized businesses and organizations, the number of home offices, household income levels, the availability of quality real estate locations, competition and other factors.

We plan to open approximately 100 new stores in North America in 2006, compared to 99 new stores in 2005 and 77 new stores in 2004. The growth program for fiscal 2006 will continue to focus on filling in existing markets as well as expansion into new markets where we see opportunities. With our successful Chicago market entry in 2005 we feel well positioned to enter other major North American markets where we currently have no presence.

We also believe that there is an opportunity to sell office products through other retail channels and are testing this approach with certain grocery store chains, where we feature a high percentage of Staples brand products. This initiative is designed to capture incremental sales and strengthen our brand.

North American Delivery

Our North American Delivery segment is comprised of three business units: “Staples Business Delivery”, “Quill Corporation,” and our Contract business, operating under the names “Staples National Advantage” and “Staples Business Advantage.”

Staples Business Delivery:   Our Staples Business Delivery operations combine the efforts of our direct mail catalog business, operating since 1990, and our Staples.com web site and Canadian Internet sites. Staples Business Delivery is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in major metropolitan areas. Our Internet sites provide complete transaction processing for the purchase of over 50,000 office products and services. We market Staples Business Delivery through direct mail catalogs, a telesales group generating new accounts and penetrating existing accounts and Internet and other broad-based media advertising.

Quill Corporation:   Founded in 1956 and acquired by Staples in May 1998, Quill is a direct mail catalog and Internet business with a targeted approach to servicing the business product needs of approximately one million small and medium-sized businesses in the United States. To attract and retain its customers, Quill offers outstanding customer service, Quill brand products and special services.

Staples National Advantage and Staples Business Advantage:   Our Contract operations focus primarily on serving the needs of medium-sized to large businesses that often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing, payment terms, usage reporting, the stocking of certain proprietary items and full service account management. Our Contract operations are divided into two businesses. Staples National Advantage is a nationwide Contract business selling to large multi-regional businesses. Staples Business Advantage primarily sells to medium-sized and large regional companies. We initially established the Contract business through acquisitions, and since that time have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com, which offers the highest level of procurement functionality available on our web sites, meets the online procurement needs of our Contract customers.

Our strategies for North American Delivery focus on customer service and customer acquisition and retention to grow our delivery business and increase its profitability. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. We are also working to enhance our distribution capabilities by increasing the number of multi-business fulfillment centers and reducing the number of single business facilities, and these strategies are expected to enhance our ability to provide next business day delivery to more markets. We intend to further improve our infrastructure in 2006 to enable us to minimize the number of extra deliveries required. This should increase the number of orders that we ship complete, next day and in one delivery to increase customer satisfaction and make the process easy for our customers. We continue to expand our sales force as we increase our market share and drive penetration of existing customers. We also plan to continue to enter new geographic markets, add new products and services and consider acquisitions opportunistically to drive sales growth in this segment of our business. In addition, we continue to drive profitability by increasing our customers’ average order size and the percentage of orders placed electronically.

International Operations

Our International Operations consist of retail stores, catalog and Internet businesses operating under various names in 19 countries in Europe, South America and Asia. As of January 28, 2006, we operated retail stores in Belgium, Germany, The Netherlands, Portugal and the United Kingdom. In addition, we operate catalog and Internet businesses in Argentina, Austria, Belgium, Brazil, China, Czech Republic, Denmark, France, Germany, Hungary, Italy, Luxembourg, The Netherlands, Poland, Spain, Sweden, Switzerland, and the United Kingdom.

Europe represents an important opportunity for us. We expect that over time we will achieve the level of profitability we have attained in North America with a strong multi-channel offering, improving execution and capitalizing on additional synergies.  In our retail business, we are implementing strategies that were successful in North America, which focus on developing relationships with small business customers and home offices by driving steady sales of consumable office supplies. We plan to open approximately 10 new stores in Europe in 2006, compared to 8 new stores in 2005 and 11 new stores in 2004. In 2004, we acquired 59 Office World stores (of which 13 stores were subsequently closed) and transformed the remaining 46 stores into the Staples format during 2004 and 2005. We believe our delivery business in Europe is one of our best growth opportunities. With our acquisitions over the past several years in the delivery channel combined with our Staples branded delivery business, we believe that we are well positioned for success as a multi-channel distributor of office products in Europe. We plan to implement supply chain improvements as well as focus on better integrating our businesses to drive synergies and improve their profitability. Delivery represents a larger portion of the market opportunity in Europe than retail due to factors such as shopping behavior, gas prices and road networks. We plan to continue to grow our delivery business rapidly, as well as expand our multi-channel offerings. Our goal is to focus on one private brand, Quill, to give us a stronger offering across Europe where we have doubled the number of private brand products we offer since 2004.

South America represents an emerging market that is expected to become important to Staples’ long-term growth. We believe there is significant potential in the South American office products market, and in 2004, we acquired Officenet S.A. to gain access to Brazil and Argentina through a delivery business with operations in Sao Paulo, Brasilia and Buenos Aires that shares Staples’ commitment to best-in-class customer service and operational excellence.

In 2004, we also entered Asia through a joint venture in China, which operates a delivery business based in Shanghai. This investment gives us the opportunity to access the large, fast growing Chinese office products market. In 2005, we expanded our presence in China, launching operations in Beijing. We have begun to roll out the Staples brand in China and have infused the “Easy” brand promise into our marketing campaigns.

Merchandising

We sell a wide variety of office supplies and services, business machines and related products, computers and related products, and office furniture. While our buying and merchandising staff uses integrated computer systems to perform centrally the vast majority of our merchandise planning and product purchasing, some of our business units, particularly Quill, our Canadian operations and our multiple International businesses, leverage our global buying and merchandising staff along with their own staff to meet their more localized buying and merchandising needs.

We have approximately 8,000 stock keeping units (SKUs) stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers. We offer approximately 50,000 SKUs to our customers through the Internet, including Staples.com Internet access points in our North American retail stores. In order to minimize unit costs and selling prices, we sell many products in multi-unit packages. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories: ink and toner, paper, business machines and copy and print services.

Our product offering includes Staples, Quill and other proprietary branded products which represented approximately 18% of our total sales in 2005. Staples brand products offer great value to our customers with prices that are on average 10% - 15% lower than the national brand. These products also generate higher gross margins on average than national brands. In 2004, we began to redesign our packaging to make it clear and impactful with a focus on making shopping easier for our customers and standing out from other brands. We have brought to market hundreds of new Staples brand products, many of which are innovative and exclusive to Staples. Several new products launched are a result of our Invention Quest™ program, a contest which solicits new product ideas from our customers to make work life easier.

We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship services. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. In 2004, to capitalize on this opportunity, we rolled out a new copy and print center model which builds customer awareness of our offerings in this area, improves the training and service capabilities of our copy and print center associates, offers a quality guarantee in our copy and print centers and upgrades our technological capabilities. In 2005, we added to our array of services, allowing for electronic submission, and turned our attention to marketing our copy and print centers to increase customer awareness of our expanded capabilities. These efforts have resulted in increased sales and average order size as well as improved gross margins as our copy and print business has much higher than average margins.

The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Office supplies and services	40.5%	40.1%	41.5%
Business machines and related products	30.4%	30.7%	30.3%
Computers and related products.	22.2%	21.9%	21.0%
Office furniture	6.9%	7.3%	7.2%
	100%	100.0%	100.0%

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

The foundation of our merchandising strategy is based on a portfolio approach to managing our product categories. Merchandising management principles are utilized to establish category roles and growth objectives based on historical performance, customer loyalty and need and changing market dynamics. We allocate resources based on the category roles and growth objectives and monitor the performance of our product categories against established targets.

Supply Chain

In fiscal 2003, we began to implement a comprehensive three-year program to improve our domestic retail supply chain performance as we looked to develop integrated systems and improve our processes across all functions. The main objectives of the plan included improving our sales demand and inventory management processes and optimizing our distribution network. As a result of this program, we have made significant progress in improving supply chain reliability and inventory in-stock levels. At the same time, we have reduced our overall investment in inventory. We expect to reap further benefits in 2006 and beyond in our North American Retail business and to continue to apply some of these learnings to our North American Delivery business. These improvements benefit sales, inventory turns and operating margins. We have increased sales through higher levels of merchandise in-stock, better store execution and improved attachment selling. We have reduced inventory and increased inventory turns by improving product ordering, strengthening collaboration with our vendors and increasing the amount of merchandise that flows, or is “cross docked”, through our supply chain without being stored in our distribution centers. We have also expanded operating margins by decreasing total product costs and improving sell-through on promotional goods. We have evolved to taking an all encompassing view of our supply chain performance, focusing on the best “total delivered cost.”  We believe that our management approach allows us to make better tradeoffs to deliver improvements in overall costs and inventory productivity.

We operate centrally located retail distribution centers and delivery fulfillment centers across North America to service the majority of the replenishment and delivery requirements for North America. Most products are shipped from our suppliers to the distribution and fulfillment centers for reshipment to our stores and delivery to our customers through our delivery hubs. As of January 28, 2006, four distribution centers, located in California, Connecticut, Indiana and Maryland, supported our U.S. retail operations and 30 fulfillment centers supported our North American delivery operations. Of our 30 North American delivery fulfillment centers, 11 locations service more than one of our delivery businesses and four of the 11 locations support all of our delivery businesses. We plan to expand our multi-business capabilities by adding two delivery fulfillment centers in fiscal 2006.

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

We continually work with our vendors to improve vendor reliability. We offer a web site for our vendors, StaplesPartners.com, which provides suppliers with access to important supplier information, including supplier metrics, purchase order data, sales and inventory data, EDI information and transportation routing information. This web site improves the speed and accuracy of information, reduces our communication costs and improves our suppliers’ understanding of doing business with us.

Marketing

We pursue a variety of marketing strategies to maintain high brand awareness and attract and retain our target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print and Internet advertising, as well as catalogs, e-mail marketing, a loyalty program and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spend as well as the mix of media employed depending upon market, customer value, season, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

Our retail, catalog and Staples.com marketing efforts focus on small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery vehicles to send a consistent message to our core customers. In addition, we continue to focus more on targeted direct marketing and on our customer loyalty program. We have upgraded our systems and capabilities to enable us to have a deeper understanding of our customers’ multi-channel purchasing behaviors.

In 2005, we continued to communicate our marketing message to reflect our brand promise: we make buying office products easy. We have redesigned the look and feel of our advertising vehicles to reflect our “Easy” brand promise and are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing and store uniforms.

Associates and Training

We have a strong corporate culture that values high performance, entrepreneurship and teamwork. We place great importance on recruiting, training, retaining and providing the proper incentives for high quality associates. Offering attractive career opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a workplace of choice. We recruit actively on college campuses, hire talented individuals with experience in successful retail operations and reward current associates for referring new associates.

We consider customer relations and our associates’ knowledge of office products and related capital goods to be significant to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge. We have continued to make an investment in computer-based, multi-media training programs to upgrade associates’ selling skills and improve customer service at our retail stores and delivery operations. Store management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center associates prepare for new assignments through Staples and third party designed training modules, written manuals, video instruction and self-testing.

As of January 28, 2006, Staples employed 36,071 full-time and 32,462 part-time associates.

Corporate Values

We believe that adhering to sound corporate values is good for our business. To this end, we strive to make a positive impact on our associates, customers and the world by acting responsibly and with integrity, conducting our global business as a great employer, corporate citizen and neighbor. We are focused on sound business ethics, our environmental conscience, the fair treatment of our diverse and talented associates and giving back to our communities.

Ethics–We maintain ethical business practices by encouraging open and honest communication and providing associates with practical tools to make sound business decisions. In doing this we ensure that Staples associates act in the best interest of our shareholders and protect our brand reputation.

Environment–Our business can succeed over the long term only if we work to sustain the natural environment upon which we all depend. We are committed to offering environmentally preferable products and recycling services to our customers, investing in renewable energy and energy conservation and supporting environmental education efforts. These initiatives help preserve natural resources for future generations and can help meet customer needs, create operational efficiencies, spark new business opportunities, reduce future risks to our environment and enhance our brand.

Diversity–We strive to offer a diverse and inclusive work environment where associates are given the support they need to learn, grow and reach their potential. Our employees represent a wide variety of life experiences and ethnic backgrounds. We believe our workforce reflects the communities in which we operate. This strategy makes our workforce better able to relate to our customers.

Community–The health and well-being of the communities in which we operate is important to our success. Through Staples Foundation for Learning, national charitable partnerships and in-kind donations, we support communities worldwide by providing resources to non-profit organizations that provide educational opportunities for all people, with a special emphasis on disadvantaged youth.

Competition

We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

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

Trademarks

In connection with our North American Retail business, we have registered the marks “Staples”, “Staples the Office Superstore” and “that was easy” in the Principal Register of the United States Patent and Trademark Office, and the marks “Staples the Office Superstore”, “Staples” and “that was easy” in Canada. In connection with our North American Delivery businesses, we have registered the marks “Staples.com”, “Staples National Advantage”, “Staples Business Advantage”, “Staples Business Delivery”, “StaplesLink.com”, “Quill”, “Quill.com”, “Medical Arts Press”, “HMI”, and “SmileMakers” on the Principal Register of the United States Patent and Trademark Office. In connection with our International Operations, we have registered the mark “Staples” in many foreign jurisdictions, including, but not limited to, the United Kingdom, Germany, the Netherlands, Poland, Portugal, Belgium and China; the mark “Office Centre” in many foreign jurisdictions, including, but not limited to, the Netherlands, Portugal and Belgium; the mark “Bernard” in multiple foreign jurisdictions, including, but not limited to, France and Belgium; the mark “JPG” in many foreign jurisdictions, including, but not limited to, France and Belgium; the mark “Neat Ideas” in many foreign jurisdictions, including, but not limited to, the United Kingdom; the mark “Sistemas Kalamazoo” in Spain; the mark “MondOffice” in Italy; the mark “Quill Kontorslagret” in Sweden; the mark “Pressel” in Austria, Germany, Switzerland, Poland and the Czech Republic; the mark “Malling Beck” in Denmark; and the mark “Officenet” in Argentina and Brazil. Our joint venture in China owns the mark “OA365”.  Although we consider that our trademarks in the aggregate constitute a valuable asset, we do not regard our business as being materially dependent upon any single trademark.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their respective ages and positions as of February 28, 2006 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Basil L. Anderson,   age 60

Mr.  Anderson has served as a Vice Chairman since September 2001 and as a Director since 1997. Prior to joining Staples, Mr. Anderson served as Executive Vice President—Finance and Chief Financial Officer of Campbell Soup Company from April 1996 to April 2001. Mr. Anderson will retire as Vice Chairman on March 1, 2006 and continue as a Director.

Joseph G. Doody,   age 53

Mr.  Doody has served as President-Staples North American Delivery since March 2002. Prior to that, he served as President-Staples Contract & Commercial from November 1998 to March 2002.

Christine T. Komola,   age 38

Ms.  Komola has served as Senior Vice President, Corporate Controller since July 2004. Prior to that, she served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in 1997.

John J. Mahoney,   age 54

Mr.  Mahoney has served as Vice Chairman and Chief Financial Officer since January 30, 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996 to October 1997.

Michael A. Miles,   age 44

Mr.  Miles has served as President and Chief Operating Officer since January 30, 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros,   age 43

Mr.  Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from September 1996 to February 1999.

Ronald L. Sargent,   age 50

Mr.  Sargent has served as Chairman since March 2005, as Chief Executive Officer since February 2002 and as a Director since 1999. Prior to that, he served in various capacities since joining Staples in March 1989, including President from November 1998 to January 2006, Chief Operating Officer from November 1998 to February 2002, President-North American Operations from October 1997 to November 1998, and President-Staples Contract & Commercial from June 1994 to October 1997.

Jack A. VanWoerkom,   age 52

Mr.  VanWoerkom has served as Executive Vice President, General Counsel and Secretary since March 2003. Prior to that, he was Senior Vice President, General Counsel and Secretary from March 1999 to March 2003.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Appendix B contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•       projected future sales growth, earnings and earnings per share;

•       expected future revenues, operations, expenditures and cash needs;

•       payment of annual cash dividends;

•       the projected number, timing and cost of new store openings;

•       estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•       sales and marketing plans;

•       the potential growth and levels of profitability of our European operations;

•       our assessment of the outcome and financial impact of litigation, including the class action lawsuits that have been brought against us for alleged violations of what is known as California’s “wage and hour” law, and other governmental proceedings and the potential impact of unasserted claims;

•       projected improvements to our infrastructure and impact of such improvements on our business and operations;

•       assessment of competitors and potential competitors;

•       potential mergers or acquisitions; and

•       assessment of the impact of recent tax legislation and accounting pronouncements, including SFAS No. 123R.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statement by use of the words “believes,” “expects,” “anticipates,” “plans,”  “may,” “will,” “would,” “intends,” “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading “Risk Factors.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A.                Risk Factors

Our market is highly competitive and we may not continue to compete successfully.

The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, employees, locations, products, services and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. It is possible that increased competition or improved performance by our competitors may reduce our market share, profit margin and projected operating results, and may adversely affect our business and financial performance in other ways.

We may be unable to continue to open new stores and enter new markets successfully.

An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 99 new stores during fiscal 2005 and currently plan to open approximately 110 new stores in fiscal 2006. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

Our growth may continue to strain operations, which could adversely affect our business and financial performance.

Our business has grown dramatically over the past several years and continues to grow through organic growth and strategic acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and likely will continue to grow. This growth places significant demands on management and operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance. In addition, as we grow, our business is subject to a wider array of complex state and federal regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

Our operating results may be impacted by changes in the economy that impact business and consumer spending.

Our operating results are directly impacted by the health of the North American, European, South American and Asian economies. Our business and financial performance may be adversely affected by current and future economic conditions, including unemployment levels, energy costs, interest rates, recession, inflation, the impact of natural disasters and terrorist activities, and other matters that influence business and consumer spending.

Our business and financial performance is dependent upon our ability to attract and retain qualified associates.

Our performance is dependent on attracting and retaining a large and growing number of quality associates. We face intense competition for qualified associates, and many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs generally while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to attract and retain qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; extreme weather-related disruptions; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Our expanding international operations expose us to the unique risks inherent in foreign operations.

As of January 28, 2006, we had operations in 19 countries in Europe, South America and Asia and a significant presence in Canada. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Further, our recent acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

The products we sell are sourced from a wide variety of third-party vendors. We cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including without limitation paper, ink, toner and technology products. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. In addition, global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could adversely affect our business and financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

Our product offering includes Staples, Quill and other proprietary branded products which represented approximately 18% of our total sales in fiscal 2005. While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products. Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through Staples and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us.  Any of these circumstances could have an adverse effect on our business and financial performance.

Our debt level and operating lease commitments could impact our ability to obtain future financing and continue our growth strategy.

Our consolidated outstanding debt at January 28, 2006 was $538.0 million. Our future minimum lease commitments due for retail store and support facilities and equipment leases under non-cancelable operating leases were $5.25 billion at January 28, 2006. Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

The California wage and hour class action lawsuit may adversely affect our business and financial performance.

Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law. The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. We believe that the class was improperly certified and intend to appeal the decision. If the case goes to trial, we believe we have meritorious defenses in the litigation and expect to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of January 28, 2006, we operated a total of 1,780 superstores in 47 states and the District of Columbia in the United States, 11 provinces in Canada, 11 regions in the United Kingdom, 8 regions in Germany and in The Netherlands, Portugal and Belgium. As of that same date, we also operated 52 distribution and fulfillment centers in 19 states of the United States, 4 provinces in Canada, 2 regions in the United Kingdom, 2 regions in France, and in Austria, Belgium, Denmark, Germany, Italy, The Netherlands, Spain, Sweden, Brazil, Argentina and China. The following table sets forth the locations of our facilities as of January 28, 2006.

RETAIL STORES

Country/State/Province/Region	Number of Stores	Country/State/Province/Region	Number of Stores	Country/State/Province/Region	Number of Stores
United States		New York	112	Quebec	61
Alabama	12	North Carolina	43	Saskatchewan	8
Arizona	30	North Dakota	2	Yukon	1
Arkansas	4	Ohio	56		262
California	180	Oklahoma	16	United Kingdom
Colorado	4	Oregon	17	Anglia	9
Connecticut	37	Pennsylvania	86	Borders	1
Delaware	7	Rhode Island	11	Central	32
District of Columbia	2	South Carolina	14	Granada	16
Florida	58	South Dakota	1	HTV	8
Georgia	34	Tennessee	18	London	28
Idaho	7	Texas	33	Meridien	13
Illinois	39	Utah	11	Tyne-Tees	4
Indiana	29	Vermont	7	West Country	6
Iowa	13	Virginia	34	Yorkshire	14
Kansas	3	Washington	27	Scotland	6
Kentucky	11	West Virginia	5		137
Maine	12	Wisconsin	10	Germany
Maryland	42	Wyoming	1	Baden-Wurttemberg	3
Massachusetts	65		1,260	Bayern	5
Michigan	41	Canada		Bremen	2
Minnesota	2	Alberta	31	Hamburg	9
Mississippi	2	British Columbia	33	Hessen	5
Missouri	9	Manitoba	6	Niedersachsen	9
Montana	6	New Brunswick	7	Nordrhein-Westfalen	19
Nebraska	3	Newfoundland	3	Schleswig-Holstein	3
Nevada	1	Nova Scotia	11		55
New Hampshire	21	Ontario	99
New Jersey	74	Prince Edward Island	2	The Netherlands	44
New Mexico	8			Portugal	19
				Belgium	3

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region	Number of Centers	Country/State/Province/Region	Number of Centers	Country/State/Province/Region	Number of Centers
United States		Oregon	1	France
California	4	Pennsylvania	2	Ile de France	1
Colorado	1	South Carolina	1	Nord—Pas de Calais	1
Connecticut	2	Texas	2		2
Florida	2		29
Georgia	2	Canada		Austria	2
Illinois	2	Alberta	1	Belgium	1
Indiana	1	British Columbia	1	Denmark	1
Kansas	1	Ontario	2	Germany	1
Maryland	1	Quebec	1	Italy	1
Massachusetts	1		5	The Netherlands	1
Minnesota	1	United Kingdom		Spain	1
New Jersey	1	Buckinghamshire	1	Sweden	1
New York	2	Northamptonshire	2	Brazil	2
North Carolina	1		3	Argentina	1
Ohio	1			China	1

Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2006 and 2025. In most instances, we have renewal options at increased rents. Leases for 164 of the existing stores provide for contingent rent based upon sales.

Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3.                        Legal Proceedings

From time to time, we may be subject to routine litigation incidental to our business.

As previously disclosed, various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law. The first of these lawsuits was filed on October 21, 1999. These cases were subsequently consolidated as the “Staples Overtime Cases,” Superior Court for the State of California, County of Orange, Civil Complex Center (Judicial Council Coordination Proceeding No. 4235, Lead Case No. 816121). The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. We believe that the class was improperly certified and intend to appeal the decision. If the case goes to trial, we believe we have meritorious defenses in the litigation and expect to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorney’s fees.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “SPLS”.

At February 24, 2006, the number of holders of record of our common stock was 7,283.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the NASDAQ National Market, as reported by NASDAQ and reflecting the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

	High	Low
Fiscal Year Ended January 28, 2006
First Quarter	$22.02	$18.64
Second Quarter	23.84	18.87
Third Quarter	23.24	20.36
Fourth Quarter	24.14	21.90

	High	Low
Fiscal Year Ended January 29, 2005
First Quarter	$18.49	$15.79
Second Quarter	20.33	15.83
Third Quarter	20.43	17.25
Fourth Quarter	22.59	18.53

While we will continue to retain earnings for use in the operation and expansion of our business, in 2004 we decided to return cash to our stockholders by initiating an annual cash dividend. The first cash dividend of $0.13 per outstanding share of our common stock was paid on May 17, 2004 to all shareholders of record on April 26, 2004. In 2005, we paid a cash dividend of $0.17 per share of our outstanding common stock on April 14, 2005 to shareholders of record on March 28, 2005. On February 28, 2006, we announced that we would pay a cash dividend of $0.22 per share on April 20, 2006, to shareholders of record on March 31, 2006. Our payment of annual dividends is permitted under our revolving credit agreement, which only restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement. While it is our current intention to pay annual cash dividends in years following 2006, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

The following table provides information about our purchases during the fourth quarter of fiscal 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 30, 2005—November 26, 2005	1,449,103	$23.29	1,449,103	$1,472,685,000
November 27, 2005—December 31, 2005	2,825,409	$22.98	2,825,409	$1,407,750,000
January 1, 2006—January 28, 2006	2,660,800	$22.55	2,660,800	$1,347,751,000
Total for Fourth Quarter of Fiscal 2005	6,935,312	$22.88	6,935,312	$1,347,751,000

(1)          Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)          On March 4, 2004, we announced that our Board of Directors approved the repurchase by us of up to $1 billion of our common stock. That stock repurchase program was completed before its original expiration date of January 28, 2006. On October 7, 2005, we announced that our Board of Directors approved the repurchase of an additional $1.5 billion of our common stock through February 2, 2008 following the completion of our $1.0 billion repurchase program.

Item 6. Selected Financial Data

The information required by this Item is attached as Appendix A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1.   Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 28, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of January 28, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.   Internal Control over Financial Reporting

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

The management of Staples is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•        Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Staples’ internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Staples’ management assessed the effectiveness of the Company’s internal controls over financial reporting as of January 28, 2006. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of January 28, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Staples’ Independent Registered Public Accounting Firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

(b)          Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Staples, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Staples, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Staples, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006, and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Boston, Massachusetts
February 27, 2006

(c)           Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings “Proposal 1—Election of Directors” and “Corporate Governance” in our Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which section is incorporated herein by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.staples.com, and is also an exhibit to this report. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

Item 11. Executive Compensation

The information required by this Item will appear under the heading “Executive Compensation” and “Corporate Governance—Director Compensation” in our Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings “Beneficial Ownership of Common Stock” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will appear under the heading “Corporate Governance—Certain Relationships and Related Transactions” in our Proxy Statement, which section is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will appear under the heading “Corporate Governance—Independent Registered Public Accounting Firm’s Fees” in our Proxy Statement, which section is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)           Index to Consolidated Financial Statements.

1.                 Financial Statements.   The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•       Consolidated Balance Sheets—January 28, 2006 and January 29, 2005.

•       Consolidated Statements of Income—Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.

•       Consolidated Statements of Stockholders’ Equity—Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.

•       Consolidated Statements of Cash Flows—Fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.

•       Notes to Consolidated Financial Statements.

2.                 Financial Statement Schedules.

•       Schedule II—Valuation and Qualifying Accounts

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the one listed above are not required under the related instructions or are not applicable, and, therefore, have been omitted.

3.                 Exhibits.   The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2006.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent, Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman and Chief Executive Officer	February 27, 2006
Ronald L. Sargent	(Principal Executive Officer)
/s/ BASIL L. ANDERSON	Director and Vice Chairman	February 27, 2006
Basil L. Anderson
Director
Brenda C. Barnes
/s/ ARTHUR M. BLANK	Director	February 27, 2006
Arthur M. Blank
/s/ MARY ELIZABETH BURTON	Director	February 27, 2006
Mary Elizabeth Burton
/s/ GARY L. CRITTENDEN	Director	February 23, 2006
Gary L. Crittenden
/s/ RICHARD J. CURRIE	Director	February 27, 2006
Richard J. Currie
/s/ GEORGE J. MITCHELL	Director	February 24, 2006
George J. Mitchell
/s/ ROWLAND T. MORIARTY	Director	February 27, 2006
Rowland T. Moriarty

/s/ ROBERT C. NAKASONE	Director	February 24, 2006
Robert C. Nakasone
/s/ MARTIN TRUST	Director	February 27, 2006
Martin Trust
/s/ PAUL F. WALSH	Director	February 27, 2006
Paul F. Walsh
/s/ JOHN J. MAHONEY	Vice Chairman and Chief Financial Officer	February 27, 2006
John J. Mahoney	(Principal Financial Officer)
/s/ CHRISTINE T. KOMOLA	Senior Vice President and Corporate Controller	February 27, 2006
Christine T. Komola	(Principal Accounting Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 28, 2006(2) (52 weeks)	January 29, 2005(3) (52 weeks)	January 31, 2004(4)(5) (52 weeks)	February 1, 2003(6)(7) (52 weeks)	February 2, 2002(8) (52 weeks)
Statement of Income Data:
Sales	$16,078,852	$14,448,378	$12,967,022	$11,596,075	$10,744,373
Gross profit	4,585,542	4,104,735	3,498,132	2,943,482	2,570,493
Net income	834,409	708,388	490,211	446,100	264,970
Basic earnings per common share(1)(9):
Staples, Inc. Stock	1.14	0.95	0.68	0.64	0.27
Staples RD Stock	—	—	—	—	0.12
Staples.com Stock	—	—	—	—	0.01
Diluted earnings per common share(1)(9):
Staples, Inc. Stock	1.12	0.93	0.66	0.63	0.26
Staples RD Stock	—	—	—	—	0.12
Staples.com Stock	—	—	—	—	0.01
Dividends(1)	$0.17	$0.13	$—	$—	$—
Statistical Data:
Stores open at end of period	1,780	1,680	1,559	1,488	1,436
Balance Sheet Data:
Working capital	$1,664,638	$1,584,751	$1,355,670	$542,150	$807,128
Total assets	7,676,589	7,071,448	6,503,046	5,721,388	4,093,035
Total long-term debt, less current portion	527,606	557,927	567,433	732,041	350,225
Stockholders’ equity	$4,425,471	$4,115,196	$3,662,900	$2,658,892	$2,054,174

(1)    All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

(2)    Results of operations for this period include the acquired businesses since the relevant acquisition date and Staples China since becoming a majority-owned subsidiary of the Company during the first quarter of 2005. See Note C to the Consolidated Financial Statements.

(3)    Results of operations for this period include the results of acquired businesses since the relevant acquisition date. The Company acquired Globus Office World plc on August 4, 2004, Malling Beck A/S on September 2, 2004, Pressel Versand International GmbH on September 7, 2004 and Officenet SA on November 29, 2004 (see Note C to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “MD&A”).

(4)    Results of operations for this period have been reclassified to conform with EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, which requires that vendor consideration received in the form of sales incentives be recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. As a result of this reclassification and a reclassification of certain other coupons, sales, gross profit and operating and selling expenses decreased, but there was no impact on net income (see Note B to the Consolidated Financial Statements).

(5)    Results of operations for this period reflect a $98.0 million ($61.7 million net of taxes) non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (see Note B to the Consolidated Financial Statements).

(6)    Results of operations for this period include a tax benefit of $29.0 million related to Staples Communications. In fiscal 2000, the Company recognized an impairment loss related to the goodwill and fixed assets of Staples Communications, which was not recorded as a deduction for tax purposes. In fiscal 2002, the Company received approval from the Internal Revenue Service to take an ordinary deduction for the Company’s investment in, and advances to, Staples Communications.

(7)    Results of operations for this period include the results of acquired businesses since the relevant acquisition date. The Company acquired Medical Arts Press, Inc. on July 17, 2002 and the European mail order businesses on October 18, 2002.

(8)    Results of operations for this period include a store closure charge of $50.1 million ($30.8 million after taxes) related to the closure of 31 underperforming stores, a $7.4 million ($4.6 million after taxes) charge to cost of goods sold related to inventory write-downs to net realizable value for the closed stores and $10.7 million ($6.6 million after taxes) in other charges related to workforce reductions and fulfillment and call center closures.

(9)    From the first quarter of fiscal year beginning February 4, 2001 through the second quarter of fiscal year ending February 2, 2002, earnings per share is omitted for Staples Inc. as a result of the approval of the Tracking Stock Proposal which changed Staples’ capital structure by creating Staples.com Stock and reclassifying Staples, Inc. common stock (“Staples, Inc. Stock”) as Staples RD Stock. Staples.com’s net loss per share has also been retroactively restated to reflect the effect of a recapitalization through a one-for-two reverse stock split approved by the Board of Directors on March 7, 2000 and effected on April 5, 2000.

The Company’s fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31.

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia. Our fiscal years ended January 28, 2006 (“fiscal 2005” or “2005”), January 29, 2005 (“fiscal 2004” or “2004”) and January 31, 2004 (“fiscal 2003” or “2003”) each contained 52 weeks. All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

We acquired four businesses during 2004 (the “2004 acquisitions”). On August 4, 2004, we acquired the United Kingdom office products company Globus Office World plc (“Office World”), strengthening our retail presence in the United Kingdom. In September 2004, we acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, expanding our delivery business into eastern Europe and Denmark and strengthening our business in western Europe through access to new customers and product categories. On November 29, 2004, we entered the South American market by acquiring Officenet SA, a mail order and internet business operating in Brazil and Argentina. We paid an aggregate of $111.7 million, net of cash acquired, to acquire these businesses. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting. Additionally, in 2004, we entered the Asian market by investing in a mail order and internet company in the People’s Republic of China, Staples Commerce and Trade (“Staples China”). We have been the majority shareholder of Staples China since the first quarter of 2005 and have included the operating results of Staples China in our consolidated financial statements since then. The results of Staples China are reported as part of our International Operations segment for segment reporting.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”). Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, we accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, we adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether we meet the restrictive conditions required by Issue 02-16, would exceed the benefit. To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, we recorded an aggregate, non-cash adjustment of $98.0 million ($61.7 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.09 per diluted share. This adjustment reflected all of our outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the new accounting method resulted in reporting $246.6 million of our cooperative advertising rebates earned in 2003 as cost of goods sold and occupancy costs, whereas these amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. In accordance with this consensus, prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs.

In November 2003, the EITF reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

incentives offered directly to consumers (e.g., coupons). Beginning with the first quarter of fiscal 2004, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. In addition, we have reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales. In accordance with Issue No. 03-10, our fiscal 2003 results have been reclassified; however no change has been made to the fiscal 2002 results reported. These reclassifications had no impact on net income.

Forward Looking Statements

This Annual Report on Form 10-K and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that Staples or its management “believes,” “expects,” “anticipates,” “plans,” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those included in this Annual Report on Form 10-K in Item 1A—Risk Factors. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”) and a pro forma basis reflecting the retroactive application of Issue 02-16 as of February 3, 2001 and Issue 03-10 (see Note B to the Consolidated Financial Statements). We have incorporated this information into the discussion below because we believe it is a meaningful measure of our normalized operating performance and will assist you in understanding our results of operations on a comparative basis and in recognizing underlying trends. This adjusted information supplements, and is not intended to represent a measure of performance in accordance with, disclosures required by GAAP.

Consolidated Performance and Outlook:

Net income for 2005 was $834.4 million or $1.12 per diluted share compared to $708.4 million or $0.93 per diluted share for 2004 and $490.2 million or $0.66 per diluted share in 2003. Our fiscal 2003 results include a $61.7 million adjustment, net of taxes, related to the change in accounting for vendor consideration required by Issue 02-16. On a pro forma basis to reflect the retroactive application of Issue 02-16, net income for 2003 was $551.9 million or $0.75 per diluted share. Net income increased 18% for fiscal 2005 and, on a pro forma basis for 2003, net income increased 28% for fiscal 2004.

Our positive performance in 2005 reflects the continued execution of our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, the continued success of our customer acquisition and retention efforts, solid execution and expense management were key drivers of our 2005 results. This performance was slightly offset by lower sales in our retail business in the United Kingdom and our delivery business in France and investments in our European delivery businesses, as well as planned investments for long-term growth including labor and marketing to grow our copy and print business and investments for our Chicago market entry.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We strive to maintain a balance between investing for our long-term growth and delivering strong current earnings growth. For each of the past three years, we have chosen to make significant investments to drive sustainable earnings growth by investing in productivity improvements and better processes in such areas as store labor, supply chain, marketing and Staples brand products. We are expanding our market share by continuing to grow our existing businesses as well as developing new growth ideas and strengthening our global presence. Initiatives to expand our existing businesses include growing the copy and print center business, growing our Contract business and entering major new geographic markets. New growth ideas include selling office products through other retail channels and developing innovative products. To strengthen our global presence, we are investing in our existing businesses in Europe and making targeted investments in emerging markets such as Asia and South America.

We expect additional operating income improvement to continue in fiscal 2006. As of the date of this filing, we anticipate sales growth in fiscal 2006 to be in the low double digits, reflecting low single digit North American retail comparable store sales. As of January 29, 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share Based Payment” using the modified retrospective method, which will result in our restating our fiscal 2005 net income to $1.05 per diluted share. After adjusting fiscal 2005 net income to $1.05 per diluted share, we expect earnings per share growth of approximately 15% to 20% for fiscal 2006. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

Sales:   Sales increased 11.3% in fiscal 2005 and 11.4% in fiscal 2004. Excluding non-comparable sales from our 2004 acquisitions of $212 million in 2005 and $113 million in 2004 sales increased 9.8% in 2005 and 10.6% in 2004. Comparable sales for our North American retail locations, which include stores open for more than one year, increased 3% in 2005 and 4% in 2004 and comparable sales for our International retail locations were flat in 2005 and decreased 1% in 2004. We had a net addition of 100 stores in 2005, a net addition of 121 stores in 2004, including the 59 Office World stores that were acquired in August 2004 (of which 10 stores were subsequently closed during 2004 and 3 stores were closed during 2005), and a net addition of 71 stores in 2003. North American Delivery sales increased 17.8% in 2005 and 13.4% in 2004. The increase in total sales also reflects the positive impact of foreign currency rates of $104 million in 2005 and $265 million in 2004.

Our strong sales growth in both 2005 and 2004 reflects our performance in ink and toner, paper, computer peripherals, portable computers, office machines, our copy and print center business and digital cameras. These increases reflect our continued focus on customer service, strong execution, increased productivity of our expanded Contract sales force, more efficient targeted marketing spend among our catalogs, web sites and retail stores as well as the continued success of our customer acquisition and retention efforts resulting from improved service levels in our North American delivery businesses.

Gross Profit:   Gross profit as a percentage of sales was 28.5% for fiscal 2005, 28.4% for fiscal 2004 and 27.0% for fiscal 2003. On a pro forma basis to reflect the retroactive application of Issue 02-16, gross profit was 27.7% for fiscal 2003. The increase in the gross profit rate for 2005 from the gross profit rate for 2004 and the increase in the gross profit rate for 2004 from the pro forma gross profit rate for 2003 reflects the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, our continued focus on higher margin Staples brand products, strong results in our copy and print center business and supply chain initiatives which lower the cost of moving product from our vendors to our customers. The improvements in our North American businesses in 2005 were primarily offset by weakness in our International Operations segment.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.3% of sales for fiscal 2005 and fiscal 2004 and 16.7% of sales for fiscal 2003. The flat performance in 2005 and decrease in operating and selling expenses in fiscal 2004 reflects our continued focus on expense management and leveraging of fixed expenses on higher sales. Our 2005 results were offset by declining productivity and investments in our International Operations segment as well as planned investments for long-term growth including labor and marketing to grow our copy and print center business and investments for our Chicago market entry. In addition, the decrease in operating and selling expenses in 2004 reflects more efficient investments in marketing partially offset by increased investments in our Contract sales force.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

General and Administrative:   General and administrative expenses as a percentage of sales were 4.0% for fiscal 2005, 4.2% for fiscal 2004, and 4.0% for fiscal 2003. The decrease in general and administrative expenses as a percentage of sales in 2005 reflects strong expense control as well as lower investments in our supply chain program compared to 2004. The increase in general and administrative expenses as a percentage of sales in 2004 reflects an increase in management’s variable compensation as well as our continued investment in supply chain initiatives, partially offset by our ability to increase sales without proportionately increasing overhead expenses.

Amortization of Intangibles:   Amortization of intangibles was $13.0 million in fiscal 2005, $8.7 million in fiscal 2004 and $8.0 million in fiscal 2003, reflecting the amortization of certain trade names, customer-related intangible assets and non-competition agreements associated with acquisitions.

Interest income:   Interest income increased to $59.9 million in fiscal 2005 from $31.0 million in fiscal 2004 and $10.1 million in fiscal 2003. The increase in interest income in fiscal 2005 is primarily due to a sustained increase in interest rates. The increase in interest income in fiscal 2004 is primarily due to a sustained increase in cash and short-term investments, as well as an increase in interest rates.

Interest expense:   Interest expense increased to $56.8 million in fiscal 2005 from $39.9 million in fiscal 2004 and $31.6 million in fiscal 2003. The increase in interest expense in 2005 and 2004 is primarily due to an increase in interest rates, partially offset by a reduction in outstanding borrowings. Interest expense in 2004 was also impacted by our November 2004 repayment of 150 million of Euro Notes. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all years presented. Excluding the impact of our interest rate swap agreements, interest expense would have been $63.7 million for fiscal 2005, $61.0 million for fiscal 2004 and $56.0 million for fiscal 2003.

Miscellaneous income (expense):   Miscellaneous income (expense) was $(1.9) million for fiscal 2005, $(1.5) million for fiscal 2004, and $1.3 million for fiscal 2003. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:   Our effective tax rate was 36.5% for fiscal 2005 and fiscal 2004 and 37.0% for fiscal 2003. The decrease in our effective tax rate from 2003 to 2004 is primarily due to changes in the mix of our earnings. The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, did not have a material impact on our effective tax rate for fiscal 2004.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years (see reconciliation of business unit income to income before income taxes and minority interest in Note L to the Consolidated Financial Statements):

				2005	2004
	(Amounts in thousands)			Increase From	Increase From
Sales	2005	2004	2003	Prior Year	Prior Year
North American Retail	$9,037,513	$8,324,299	$7,665,804	8.6%	8.6%
North American Delivery	4,945,661	4,196,882	3,702,311	17.8%	13.4%
International Operations	2,095,678	1,927,197	1,598,907	8.7%	20.5%
Consolidated Staples	$16,078,852	$14,448,378	$12,967,022	11.3%	11.4%

				2005	2004	2003
	(Amounts in thousands)			% of	% of	% of
Business Unit Income	2005	2004	2003	Sales	Sales	Sales
North American Retail	$816,512	$681,230	$523,612	9.0%	8.2%	6.8%
North American Delivery	485,114	376,730	308,305	9.8%	9.0%	8.3%
International Operations	11,654	67,913	64,346	0.6%	3.5%	4.0%
Consolidated Staples	$1,313,280	$1,125,873	$896,263	8.2%	7.8%	6.9%

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Store Activity		Stores Open at Beginning of Period	Stores Opened	Net Stores Acquired	Stores Closed	Stores Open at End of Period
2003	North American Retail	1,300	67	—	9	1,358
2003	International Operations	188	17	—	4	201
2003	Total	1,488	84	—	13	1,559
2004	North American Retail	1,358	77	—	9	1,426
2004	International Operations	201	11	49	7	254
2004	Total	1,559	88	49	16	1,680
2005	North American Retail	1,426	99	—	3	1,522
2005	International Operations	254	8	—	4	258
2005	Total	1,680	107	—	7	1,780

North American Retail:   Sales increased 8.6% in fiscal 2005 and fiscal 2004. Comparable store sales in North America increased 3% in 2005 and 4% in 2004. Our growth in fiscal 2005 primarily reflects non-comparable store sales for the net stores opened during 2005 as well as our comparable store sales. Our growth for 2004 primarily reflects our comparable store sales growth and non-comparable store sales for the net stores opened during 2004. The increase in sales also includes the positive impact of the Canadian exchange rate to the U.S. dollar of $120 million in 2005 and $98 million in 2004. Our strong comparable sales growth in both 2005 and 2004 reflects positive performance in computer peripherals, portable computers, our copy and print center business, office machines and digital cameras. Our total sales growth in North American Retail in both 2005 and 2004 was also positively impacted by sales growth in ink and toner.

Business unit income as a percentage of sales increased to 9.0% in 2005 from 8.2% in 2004 and 6.8% in 2003. The increase in business unit income for both 2005 and 2004 reflects the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, strong results in our copy and print center business, our continued focus on higher margin Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers. The increase for both years also reflects continued improvements in expense management, leveraging of fixed expenses on higher sales and our focus on customer service. We also benefited from the positive impact of foreign exchange rates in both 2005 and 2004. Our 2005 results were partially offset by planned investments for long-term growth including labor and marketing to grow our copy and print center business and investments in our Chicago market entry. Going forward, we will continue to focus on our “Easy” brand promise, customer service and our Staples brand products, as we believe that these are key to our success. We expect that we will continue to expand our copy and print center business and enter new major markets as well as explore new growth ideas including selling office products through other retail channels and developing innovative products.

North American Delivery:   Sales increased 17.8% in fiscal 2005 and 13.4% in fiscal 2004. The sales growth in both years reflects the increased productivity of our expanded Contract sales force, more efficient and targeted marketing spend among our catalogs, web sites and retail stores and the continued success of our customer acquisition and retention efforts resulting from improved service levels as well as increased penetration of existing customers.

Business unit income as a percentage of sales increased to 9.8% in 2005 from 9.0% in 2004 and 8.3% for 2003. The increase for both years reflects our continued focus on higher margin Staples brand products, supply chain efforts focused on improving our perfect order metric and lowering our reliance on wholesalers, continued increases in the number of orders placed electronically, leveraging of fixed expenses on higher sales as well as more efficient and effective marketing spend. Our 2004 results were partially offset by the increased investment in our Contract sales force. During 2006, we will focus on growing sales in all of our delivery businesses and continuing to improve profits through our supply chain programs, penetration of existing customers and driving service improvements.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

International Operations:   Sales increased 8.7% in fiscal 2005 and 20.5% in fiscal 2004. Excluding our 2004 acquisitions and Staples China, sales decreased 2.2% in 2005 and increased 13.5% in 2004. Comparable store sales in Europe were flat in 2005 and decreased 1% in 2004. The sales decrease in 2005 primarily reflects lower sales in our retail business in the United Kingdom and our delivery business in France as well as a decrease in European exchange rates against the U.S. dollar of $29 million. The sales increase in 2004 primarily reflects the positive impact of an increase in European exchange rates against the U.S. dollar of $157 million combined with non-comparable store sales for the net stores opened during 2004 and increased sales in our delivery businesses.

Business unit income decreased $56.3 million in fiscal 2005 and increased $3.6 million in fiscal 2004. The decrease in business unit income in 2005 reflects lower sales in our retail business in the United Kingdom and our delivery business in France as well as increased investments in our European delivery business during the first half of 2005 and the continued costs associated with the integration of the Office World stores, which was completed in September 2005, and our two delivery businesses in the United Kingdom. Our results for 2005 were also slightly impacted by the negative effect of foreign exchange rates in 2005. The slight increase in business unit income in 2004 is the result of improved performance during the first half of the year in our delivery businesses relating to the positive integration efforts in the businesses acquired in 2002, improvements in our existing delivery businesses and improvements in our retail businesses reflecting the implementation of our strategies that were successful in North America. Our business unit income also benefited from the positive impact of foreign exchange rates in 2004. These results were primarily offset by the costs associated with the integration of the Office World stores and the related impact of five planned Staples store closures in the United Kingdom, the integration of our two delivery businesses in the United Kingdom, a slight decrease in sales in our delivery businesses in France in the second half of the year compared to the prior year combined with increased investments in marketing which did not yield the sales benefits that were anticipated. We believe that we have a significant opportunity to grow our International business by expanding our multi-channel offering in our existing European businesses and making targeted investments in emerging markets such as Asia and South America.

Critical Accounting Policies and Significant Estimates

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

Inventory:   We record inventory at the lower of weighted-average cost or market value. We reserve for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

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

Impairment of Long-Lived Assets:   We review our long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for our other operations. Our retail stores typically take three years to prove their ability to achieve targeted cash flows. If actual market conditions are less favorable than management’s projections, future write-offs may be necessary.

Impairment of Goodwill and Indefinite Lived Intangible Assets:   Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that we annually review goodwill and other intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to allocate goodwill and conduct impairment testing at the individual business unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We adopted SFAS No. 123R as of January 29, 2006 using the modified retrospective method. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $36.6 million, $41.2 million and $16.8 million in fiscal 2005, 2004 and 2003, respectively.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of this delay, we adopted SFAS No. 123R as of January 29, 2006.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations increased to $1.24 billion in fiscal 2005, from $1.18 billion in fiscal 2004 and $1.02 billion in fiscal 2003. As a result of the application of Issue 02-16 in 2003, net income and merchandise inventories

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

decreased and deferred income taxes increased, resulting in no aggregate impact on cash flows from operations. The increase in cash flow from operations in fiscal 2005 is primarily the result of an increase in net income. The increase in cash flow from operations in fiscal 2004 and fiscal 2003 is primarily due to the increase in net income adjusted for non-cash charges, combined with our improvements in working capital.

Cash used in investing activities was $634.1 million in fiscal 2005, compared to $14.4 million in fiscal 2004 and $1.11 billion in fiscal 2003. The change in investing activities each year primarily reflects a shift in our investment strategy. In 2005, we increased the amount of treasury securities we held and decreased our holdings of cash equivalents, including commercial paper and money market investments. In 2004, we reduced the amount of market auction rate preferred stock and debt securities we held and increased our holdings of cash equivalents. In 2003, we increased our holdings of market auction rate preferred stock and debt securities and decreased our holdings of cash equivalents.

Cash used in financing activities was $620.8 million in fiscal 2005, compared to $639.9 million in fiscal 2004 and cash provided by operations of $35.3 million in fiscal 2003. We repurchased 30.1 million shares of our common stock for a total purchase price of $649.6 million under our share repurchase program in 2005 and we repurchased 26.1 million shares of our common stock for a total purchase price of $502.7 million in 2004. We paid $123.4 million in the aggregate in 2005 and $99.5 million in the aggregate in 2004 to shareholders in connection with our annual cash dividend on our common stock. In 2004, we repaid the outstanding principal and interest due on our 5.875% 150 million Euro Notes, pursuant to the terms of the original debt agreement. In 2003, we repaid our $325 million 364-Day Term Loan Agreement (see Note E to the Consolidated Financial Statements) and received net proceeds of $253.0 million from our issuance of 20.7 million shares of common stock in a public offering (see Note J to the Consolidated Financial Statements).

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.38 billion in total cash, short-term investments and funds available through credit agreements at January 28, 2006, which consisted of $805.9 million of available credit, $977.8 million of cash and cash equivalents and $593.1 million of short-term investments. During fiscal 2005, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At January 28, 2006, we had $68.1 million of open letters of credit, which reduces the available amounts under our revolving credit facility. We finance the majority of our stores and certain equipment with operating leases.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

As of January 28, 2006, the balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt, operating lease obligations and purchase obligations are presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Revolving Credit Facility effective through December 2010	$681,892	$—	$—	$—	$—	$—
Senior Notes due August 2007	—	200,000	—	200,000	—	—
Notes due October 2012	—	325,000	—	—	—	325,000
Lines of credit	124,050	184	184	—	—	—
Capital leases and other notes payable	—	12,803	2,707	6,094	3,161	841
Total Debt Obligations	$805,942	$537,987	$2,891	$206,094	$3,161	$325,841
Operating leases	$—	$5,246,874	$617,021	$1,151,531	$1,018,291	$2,460,031
Purchase obligations(2)	$—	$468,790	$363,703	$65,777	$22,453	$16,857
Total	$805,942	$6,253,651	$983,615	$1,423,402	$1,043,905	$2,802,729

(1)          The above table excludes scheduled interest payments on debt obligations since all of the Company’s fixed rate debt agreements are hedged with derivative instruments that are intended to convert the fixed rate debt agreements into variable interest rate obligations. Therefore, the amount of future interest payments due on these obligations is not currently determinable (see Notes E and F to the consolidated financial statements).

(2)          Many of our purchase commitments may be canceled by us without payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty, but that require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

On December 14, 2004, Staples entered into a revolving credit facility (the “Credit Facility”) with a syndicate of banks, which provides for a maximum borrowing of $750 million. The Credit Facility terminates on December 14, 2009. The Credit Facility replaced a $600 million revolving credit facility (the “Prior Credit Facility”) that had been entered into on June 21, 2002 and was scheduled to terminate in June 2006. On December 14, 2004, there were no borrowings outstanding under the Prior Credit Facility, and approximately $62.4 million of letters of credit issued under the Prior Credit Facility were transferred to the Credit Facility.

Borrowings made pursuant to the Credit Facility may be syndicated loans, competitive bid loans or swing line loans. Syndicated loans bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, which is the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio; competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid; and swing line loans bear interest that is the lesser of the base rate or the swing line rate. Under the Credit Facility, we pay a facility fee, payable quarterly, at rates that range from 0.090% to 0.250% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

Payments under the Credit Facility are guaranteed by the same subsidiaries that guarantee our publicly issued notes. The Credit Facility contains customary affirmative and negative covenants for credit facilities of its type. The covenants require that in the event a Staples subsidiary that is not currently a guarantor under the Credit Facility becomes a guarantor of any of Staples’ publicly issued notes or bonds, Staples shall cause such subsidiary to become a guarantor under the Credit Facility. The Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted funded debt to total capitalization ratio of 0.75. The Credit Facility provides for customary events of default with corresponding grace periods, including defaults relating to other indebtedness of at least $50,000,000 in the aggregate and failure to meet the requirement that Staples and its guarantor subsidiaries collectively have at least $355,000,000 of consolidated EBT (as defined in the Credit Facility). As of

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

January 28, 2006, no borrowings were outstanding under the Credit Facility, however $68.1 million of letters of credit were issued under the facility.

Prior to December 2003, we utilized a 364-day accounts receivable securitization agreement for the purpose of providing us with additional low cost short-term working capital funding that enabled us to reduce our borrowings under our revolving credit facility. On December 29, 2003, we terminated the receivable securitization agreement and all related obligations.

On June 4, 2003, we issued and sold 20,700,000 shares of our common stock in a public offering for a purchase price of $12.59 per share, including 2,700,000 shares related to an over-allotment option that was granted to the underwriters. Upon closing, we received net proceeds of $253.0 million. The offering proceeds were used for working capital and general corporate purposes.

On October 4, 2002, we entered into a $325 million 364-Day Term Loan Agreement (the “Term Loan”) with a group of commercial banks, with Fleet National Bank acting as agent. We used the Term Loan to finance a portion of the purchase price of the businesses we acquired in 2002. The Term Loan was repaid in its entirety on May 2, 2003.

On September 30, 2002, we completed an offering of $325 million principal amount of 7.375% senior notes due October 2012 (the “Notes”). We used the net proceeds to finance a portion of the purchase price of the 2002 acquisitions.

We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our Credit Facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

We expect to open approximately 110 new stores during fiscal 2006. We estimate that our cash requirements, including leasehold improvements and fixtures, net inventory and pre opening expense, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $500 million on capital expenditures during fiscal 2006. We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

Historically, we have primarily grown organically, and while we do not expect this to change, we may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. This growth strategy is evidenced by our August 2004 purchase of Globus Office World plc, an office products company operating in the United Kingdom, representing a significant expansion in an existing market; our September 2004 acquisitions of Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, and Malling Beck A/S, a mail order company operating in Denmark, representing two acquisitions that will help us establish a presence in eastern Europe and Denmark; our purchase of Officenet SA, a mail order and internet business operating in Brazil and Argentina, representing our entry in the South American market; and our investment in Staples China, a mail order and internet company in the People’s Republic of China, representing our first venture into Asia. In the aggregate, these acquisitions and our investment in Staples China totaled $141.0 million, net of cash acquired.

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

We believe that we will need to spend approximately $500 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations. The combination of capital spending in this range and an

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile. To use this excess cash to benefit our stockholders, in 2004 we implemented a $1.0 billion share repurchase program and paid an annual cash dividend. Under the repurchase program, we repurchased approximately $500 million of common stock during 2004 and approximately $500 million in 2005. During the third quarter of 2005, we announced a new repurchase program under which we may repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008 following completion of our $1.0 billion repurchase program. Under our new repurchase program, we repurchased approximately $150 million of common stock during 2005 for a total repurchase of approximately $650 million during 2005. We paid an annual cash dividend of $0.17 per share of common stock (or $0.25 per share prior to adjusting for the three-for-two common stock split distributed in the form of a common stock dividend on April 15, 2005) on April 14, 2005 to shareholders of record on March 28, 2005, resulting in a total dividend payment of $123.4 million. On February 28, 2006, we announced that we would pay a cash dividend of $0.22 per share on April 20, 2006, to shareholders of record on March 31, 2006. While it is our current intention to pay annual cash dividends in years following 2006, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Inflation and Seasonality

While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first and second quarters of our fiscal year.

Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis and value at risk estimates.

As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $525.0 million at January 28, 2006, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on January 28, 2006 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $5.3 million additional pre-tax charge or credit to our statement of operations.

As more fully described in the notes to the consolidated financial statements, we are exposed to foreign exchange risks through subsidiaries in Canada, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hungary, Italy, Luxembourg, Poland, Portugal, Spain, Sweden, Switzerland, The Netherlands, the United Kingdom, Argentina ,Brazil and China. We have entered into a currency swap in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at January 28, 2006, we have recorded a $0.6 million asset representing gross unrealized gains on one of our derivatives and a $75.2 million liability representing gross unrealized losses on two other derivatives. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which is being amortized into income through August 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in fiscal year 2003, the Company changed its method of accounting for cash consideration received from vendors to conform with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Staples, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Boston, Massachusetts
February 27, 2006

STAPLES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	January 28,	January 29,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$977,822	$997,310
Short-term investments	593,082	472,231
Receivables, net	576,672	485,126
Merchandise inventories, net	1,706,372	1,602,530
Deferred income tax asset	149,257	86,041
Prepaid expenses and other current assets	141,339	138,374
Total current assets	4,144,544	3,781,612
Property and equipment:
Land and buildings	705,978	649,175
Leasehold improvements	884,853	762,946
Equipment	1,330,181	1,140,234
Furniture and fixtures	672,931	597,293
Total property and equipment	3,593,943	3,149,648
Less accumulated depreciation and amortization	1,835,549	1,548,774
Net property and equipment	1,758,394	1,600,874
Lease acquisition costs, net of accumulated amortization	34,885	38,400
Intangible assets, net of accumulated amortization	240,395	222,520
Goodwill	1,378,752	1,321,464
Other assets	119,619	106,578
Total assets	$7,676,589	$7,071,448
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435,815	$1,241,433
Accrued expenses and other current liabilities	1,041,200	954,184
Debt maturing within one year	2,891	1,244
Total current liabilities	2,479,906	2,196,861
Long-term debt	527,606	557,927
Deferred income tax liability	5,845	23,314
Other long-term obligations	233,426	178,150
Minority interest	4,335	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares
authorized; issued 829,695,100 shares at January 28, 2006
and 813,049,139 shares at January 29, 2005	498	488
Additional paid-in capital	2,544,692	2,254,947
Cumulative foreign currency translation adjustments	87,085	114,427
Retained earnings	3,529,170	2,818,163
Less: treasury stock at cost, 99,253,565 shares at January 28, 2006 and 68,547,587 shares at January 29, 2005	(1,735,974)	(1,072,829)
Total stockholders’ equity	4,425,471	4,115,196
Total liabilities and stockholders’ equity	$7,676,589	$7,071,448

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Sales	$16,078,852	$14,448,378	$12,967,022
Cost of goods sold and occupancy costs	11,493,310	10,343,643	9,468,890
Gross profit	4,585,542	4,104,735	3,498,132
Operating and other expenses:
Operating and selling	2,617,958	2,359,551	2,167,764
General and administrative	641,296	610,568	524,094
Amortization of intangibles	13,008	8,743	7,986
Total operating expenses	3,272,262	2,978,862	2,699,844
Operating income	1,313,280	1,125,873	798,288
Other income (expense):
Interest income	59,937	31,042	10,135
Interest expense	(56,773)	(39,888)	(31,575)
Miscellaneous income (expense)	(1,945)	(1,455)	1,264
Income before income taxes and minority interest	1,314,499	1,115,572	778,112
Income tax expense	479,792	407,184	287,901
Income before minority interests	834,707	708,388	490,211
Minority interest	298	—	—
Net Income	$834,409	$708,388	$490,211
Earnings per common share
Basic	$1.14	$0.95	$0.68
Diluted	$1.12	$0.93	$0.66

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)
For the Fiscal Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

		Additional	Cumulative
	Common	Paid-In	Translation	Retained	Treasury	Comprehensive
	Stock	Capital	Adjustments	Earnings	Stock	Income
Balances at February 1, 2003	$299	$1,484,833	$11,481	$1,719,091	$(556,812)	$484,710
Equity Offering	8	252,964	—	—	—	—
Issuance of common stock for stock options exercised	8	121,545	—	—	—	—
Tax benefit on exercise of options	—	30,613	—	—	—	—
Contribution of common stock to Employees’ 401(K) Savings Plan	—	9,136	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	16,169	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	18,389	—	—	—	—
Reissuance of Treasury Stock	—	97	—	—	28	—
Net income for the year	—	—	—	490,211	—	490,211
Foreign currency translation adjustments	—	—	96,075	—	—	96,075
Changes in the fair value of derivatives (net of taxes of $17,126)	—	—	(26,554)	—	—	(26,554)
Purchase of treasury shares	—	—	—	—	(4,315)	—
Other	—	(367)	—	—	—	—
Balances at January 31, 2004	$316	$1,933,379	$81,002	$2,209,302	$(561,099)	$559,732
Issuance of common stock for stock options exercised	8	187,163	—	—	—	—
Tax benefit on exercise of options	—	69,257	—	—	—	—
Contribution of common stock to Employees’ 401(K)Savings Plan	—	13,311	—	—	—	—
Sale of common stock under International Savings Plan	—	124	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	19,098	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	32,778	—	—	—	—
Stock split	163	(163)	—	—	—	—
Net income for the year	—	—	—	708,388	—	708,388
Common stock dividend	—	—	—	(99,527)	—	—
Foreign currency translation adjustments	—	—	46,861	—	—	46,861
Changes in the fair value of derivatives (net of taxes of $9,729)	—	—	(13,436)	—	—	(13,436)
Purchase of treasury shares	—	—	—	—	(511,730)	—
Balances at January 29, 2005	$488	$2,254,947	$114,427	$2,818,163	$(1,072,829)	$741,813
Issuance of common stock for stock options exercised	9	159,726	—	—	—	—
Tax benefit on exercise of options	—	56,354	—	—	—	—
Contribution of common stock to Employees’ 401(K)Savings Plan	—	15,426	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	23,181	—	—	—	—
Issuance of Performance Accelerated Restricted Stock	—	35,979	—	—	—	—
Stock split and cash paid in lieu of fractional shares	—	(921)	—	—	—	—
Net income for the year	—	—	—	834,409	—	834,409
Common stock dividend	—	—	—	(123,402)	—	—
Foreign currency translation adjustments	—	—	(15,837)	—	—	(15,837)
Changes in the fair value of derivatives (net of taxes of $8,332)	—	—	(11,505)	—	—	(11,505)
Purchase of treasury shares	—	—	—	—	(663,145)	—
Balances at January 28, 2006	$498	$2,544,692	$87,085	$3,529,170	$(1,735,974)	$807,067

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Operating activities:
Net income	$834,409	$708,388	$490,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,900	278,845	282,811
Deferred income tax (benefit) expense	(99,551)	1,595	(13,725)
Other	44,891	65,771	36,434
Change in assets and liabilities, net of companies acquired:
Increase in receivables	(80,166)	(49,786)	(4,218)
(Increase) decrease in merchandise inventories	(97,538)	(63,747)	147,130
Increase in prepaid expenses and other assets	(15,646)	(8,736)	(34)
Increase (decrease) in accounts payable	187,402	82,355	(27,266)
Increase in accrued expenses and other current liabilities	136,746	107,608	95,549
Increase in other long-term obligations	20,922	56,915	12,840
Net cash provided by operating activities	1,235,369	1,179,208	1,019,732
Investing activities:
Acquisition of property and equipment	(456,103)	(335,435)	(277,793)
Acquisition of businesses, net of cash acquired	(40,560)	(111,657)	(2,910)
Investment in joint venture, net of cash acquired	(16,636)	(29,330)	—
Proceeds from the sale of short-term investments	8,097,199	10,708,696	8,180,025
Purchase of short-term investments	(8,218,049)	(10,246,652)	(9,014,125)
Net cash used in investing activities	(634,149)	(14,378)	(1,114,803)
Financing activities:
Proceeds from the sale of capital stock	—	—	252,972
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	181,997	206,394	136,821
Proceeds from borrowings	535	—	—
Payments on borrowings	(16,735)	(235,081)	(325,235)
Repayments under receivables securitization agreement	—	—	(25,000)
Cash dividends paid	(123,402)	(99,527)	—
Purchase of treasury stock, net	(663,145)	(511,730)	(4,287)
Net cash (used in) provided by financing activities	(620,750)	(639,944)	35,271
Effect of exchange rate changes on cash	42	14,959	21,376
Net (decrease) increase in cash and cash equivalents	(19,488)	539,845	(38,424)
Cash and cash equivalents at beginning of period	997,310	457,465	495,889
Cash and cash equivalents at end of period	$977,822	$997,310	$457,465

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

Nature of Operations:   Staples, Inc. and subsidiaries (“Staples” or “the Company”) pioneered the office products superstore concept and Staples is a leading office products company. Staples operates three business segments: North American Retail, North American Delivery and International Operations. The Company’s North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and the Company’s Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

Basis of Presentation:   The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

Fiscal Year:   Staples’ fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2005, 2004 and 2003 consisted of the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

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

Short-term Investments:   Short-term investments, which primarily consist of market auction rate preferred stock and debt securities and treasury securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. At January 28, 2006, the available for sale investments consisted of $410.1 million of market auction rate preferred stock and debt securities, $100.0 million of treasury securities and $83.0 million of municipal securities, with contractual maturities ranging from February 2006 through September 2047.

Receivables:   Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $444.8 million at January 28, 2006 and $380.5 million at January 29, 2005. Concentrations of credit risk with respect to trade receivables are limited due to Staples’ large number of customers and their dispersion across many industries and geographic regions.

An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historical trends. The allowance recorded at January 28, 2006 and January 29, 2005 was $16.4 million and $16.5 million, respectively.

Other non-trade receivables were $148.3 million at January 28, 2006 and $121.1 million at January 29, 2005 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

In fiscal year 2000, Staples entered into a receivables securitization agreement, which was terminated on December 29, 2003, under which it sold participating interests in non-interest bearing accounts receivable of Quill and Staples’ Contract business at a discount to an unrelated third party financier. The transfers qualified for sales treatment under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. As a result of renegotiating the termination provision in this agreement, on December 29, 2003, the third party financier sold its interest in the outstanding receivables, which represented $25.0 million, back to the Company.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

Merchandise Inventories:   Merchandise inventories are valued at the lower of weighted-average cost or market value.

Private Label Credit Card:   Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution’s cost of processing and collecting the receivables, which are non-recourse to Staples.

Property and Equipment:   Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; the lesser of 10-15 years or term of lease for leasehold improvements; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-5 years.

Lease Acquisition Costs:   Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 28, 2006 and January 29, 2005 totaled $61.5 million and $57.9 million, respectively.

Goodwill and Intangible Assets:   SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Management uses a discounted cash flow analysis, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. If actual results are not consistent with management’s assumptions and judgments, the Company could be exposed to a material impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. In addition, annual impairment tests for indefinite lived intangible assets are also performed in the fourth quarter. As a result of the fourth quarter impairment analyses, management has determined that no impairment charges are required.

The changes in the carrying amount of goodwill during the year ended January 28, 2006 are as follows (in thousands):

	Goodwill At January 29, 2005	2005 Net Additions	Goodwill At January 28, 2006
North American Retail	$37,109	$—	$37,109
North American Delivery	395,035	36,336	431,371
International Operations	889,320	20,952	910,272
Consolidated	$1,321,464	$57,288	$1,378,752

Intangible assets not subject to amortization, which include registered trademarks and trade names, were $153.0 million at both January 28, 2006 and January 29, 2005; intangible assets subject to amortization, which include certain trademarks and trade names, customer related intangible assets and non-competition agreements, were $120.9 million and $90.3 million at January 28, 2006 and January 29, 2005, respectively. At January 28, 2006, intangible assets subject to amortization had a weighted average life of 11.8 years. Accumulated amortization for intangible assets subject to amortization was $33.5 million and $20.8 million at January 28, 2006 and January 29, 2005, respectively.

Impairment of Long-Lived Assets:   SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Staples’ policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples’ other operations.

Fair Value of Financial Instruments:   Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments” (“SFAS No. 107”), Staples has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, short-term investments, receivables and

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

accounts payable approximate fair value because of their short-term nature, and the carrying amounts of Staples’ debt approximates fair value because of the Company’s use of derivative instruments that qualify for hedge accounting.

Revenue Recognition:   Revenue is recognized at the point of sale for the Company’s retail operations and at the time of shipment for its delivery sales. The Company offers its customers various coupons, discounts and rebates, which are treated as a reduction of revenue.

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

Cost of Goods Sold and Occupancy Costs:   Cost of goods sold and occupancy costs includes the costs of merchandise sold, inbound and outbound freight, receiving and distribution and store and distribution center occupancy (including real estate taxes and common area maintenance).

Shipping and Handling Costs:   All shipping and handling costs are included as a component of cost of goods sold and occupancy costs.

Operating and Selling Expenses:   Operating and selling expenses include payroll, advertising and other operating expenses for the Company’s stores and delivery operations not included in cost of goods sold and occupancy costs.

Advertising:   Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $28.4 million at January 28, 2006 and $30.8 million at January 29, 2005. Total advertising and marketing expense was $588.2 million, $526.0 million and $492.7 million for fiscal years 2005, 2004 and 2003, respectively.

Pre-opening Costs:   Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

Stock Option Plans:   Staples accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). Under APB No. 25, since the exercise price of Staples’ employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148, which also requires that the information be determined as if Staples had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. For options granted prior to May 1, 2005, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after May 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. The binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.8%	3.8%	2.6%
Expected dividend yield	0.8%	0.7%	0.0%
Expected stock volatility	33%	41%	43%
Expected life of options	5.0 years	5.0 years	5.0 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 148’s disclosure requirements, the Company’s employee stock purchase plans are considered compensatory plans. The expense was calculated based on the fair value of the employees’ purchase rights. Staples’ pro forma information follows (in thousands, except for per share information):

	Fiscal Year Ended January 28, 2006	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 31, 2004
Net income as reported	$834,409	$708,388	$490,211
Add: Stock based compensation, net of related tax effects, included in reported net income	32,134	29,122	17,584
Deduct: Stock based compensation determined under the fair value based method for all awards, net of related tax effects	(82,425)	(72,935)	(57,584)
Pro forma net income	$784,118	$664,575	$450,211
Basic earnings per common share
As reported	$1.14	$0.95	$0.68
Pro forma	$1.07	$0.90	$0.62
Diluted earnings per common share
As reported	$1.12	$0.93	$0.66
Pro forma	$1.05	$0.88	$0.61

The weighted-average fair values of options granted during fiscal years 2005, 2004 and 2003 were $6.32, $7.25, and $4.85, respectively.

Foreign Currency Translation:   The assets and liabilities of Staples’ foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples’ foreign subsidiaries, are recorded as a separate component of stockholders’ equity.

Derivative Instruments and Hedging Activities:   The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

New Accounting Pronouncements:   On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision SFAS No. 123. Statement No. 123R supersedes APB No. 25 and amends Statement No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company adopted SFAS No. 123R as of January 29, 2006 using the modified retrospective method. Since the Company currently accounts for stock options granted to employees and shares issued under the Company’s employee stock purchase plans in accordance with the intrinsic value method permitted under APB No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $36.6 million, $41.2 million and $16.8 million in fiscal 2005, 2004 and 2003, respectively.

On April 14, 2005, the Securities and Exchange Commission announced that it would delay the required implementation of SFAS No. 123R, allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result of this delay, the Company adopted SFAS No. 123R as of January 29, 2006.

Reclassifications:   Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Change in Accounting Principle

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”). Issue 02-16 addresses the accounting for vendor consideration received by a customer and is effective for new arrangements, or modifications of existing arrangements, entered into after December 31, 2002. Under this consensus, there is a presumption that amounts received from vendors should be considered a reduction of inventory cost unless certain restrictive conditions are met. Under previous accounting guidance, the Company accounted for all non-performance based volume rebates as a reduction of inventory cost and all cooperative advertising and other performance based rebates as a reduction of marketing expense or cost of goods sold, as appropriate, in the period the expense was incurred. Beginning with contracts entered into in January 2003, the Company adopted a policy to treat all vendor consideration as a reduction of inventory cost rather than as an offset to the related expense because the administrative cost of tracking the actual related expenses, to determine whether the Company meets the restrictive conditions required by Issue 02-16, would exceed the benefit.

To record the impact of including cooperative advertising and other performance based rebates in inventory at the end of the first quarter of 2003, the Company recorded an aggregate, non-cash adjustment of $98.0 million ($61.7 million net of taxes) as an increase to cost of goods sold and occupancy costs, or $0.09 per diluted share. This adjustment reflected all of the Company’s outstanding vendor contracts, as substantially all contracts were either entered into or amended in the first quarter of 2003. In addition, the new accounting method resulted in reporting $246.6 million of the Company’s cooperative advertising rebates earned in 2003 as cost of goods sold and occupancy costs, whereas these amounts would have been reported as a reduction of operating and selling expenses under previous accounting guidance. In accordance with this consensus, prior periods have not been restated to reclassify amounts recorded as a reduction of operating and selling expenses to cost of goods sold and occupancy costs.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE B Change in Accounting Principle (Continued)

In November 2003, the EITF reached consensus on Issue No. 03-10 “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“Issue 03-10”), which addresses the accounting for consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g., coupons). Beginning with the first quarter of fiscal 2004, vendor consideration received in the form of sales incentives is now recorded as a reduction of cost of goods sold when recognized, rather than as a component of sales. In addition, the Company has reclassified certain other coupons previously classified as operating and selling expenses to a reduction of sales. In accordance with Issue No. 03-10, the Company’s fiscal 2003 results have been reclassified, however no change has been made to the fiscal 2002 results reported. These reclassifications had no impact on net income.

The following summarizes the as reported results for 2005 and 2004, with the as reported and pro-forma results for 2003, assuming the retroactive application of these accounting principles as of February 1, 2003 (in thousands, except per share data):

	As Reported 52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Sales	$16,078,852	$14,448,378	$12,967,022
Cost of goods sold and occupancy costs	11,493,310	10,343,643	9,468,890
Gross profit	4,585,542	4,104,735	3,498,132
Operating and other expenses:
Operating and selling	2,617,958	2,359,551	2,167,764
Other expenses	653,085	629,612	552,256
Total operating and other expenses	3,271,043	2,989,163	2,720,020
Income before income taxes and minority interest	1,314,499	1,115,572	778,112
Income tax expense	479,792	407,184	287,901
Income before minority interest	834,707	708,388	490,211
Minority interest	298	—	—
Net income	$834,409	$708,388	$490,211
Earnings per common share:
Basic	$1.14	$0.95	$0.68
Diluted	$1.12	$0.93	$0.66

	Pro Forma 52 Weeks Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Sales	$16,078,852	$14,448,378	$12,967,022
Cost of goods sold and occupancy costs	11,493,310	10,343,643	9,370,915
Gross profit	4,585,542	4,104,735	3,596,107
Operating and other expenses:
Operating and selling	2,617,958	2,359,551	2,167,764
Other expenses	653,085	629,612	552,256
Total operating and other expenses	3,271,043	2,989,163	2,720,020
Income before income taxes and minority interest	1,314,499	1,115,572	876,087
Income tax expense	479,792	407,184	324,152
Pro forma income before minority interest	834,707	708,388	551,935
Minority interest	298	—	—
Pro forma net income	$834,409	$708,388	$551,935
Pro forma earnings per common share:
Basic	$1.14	$0.95	$0.76
Diluted	$1.12	$0.93	$0.75

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE C Business Acquisitions and Equity Method Investments

In accordance with SFAS No. 141 “Business Combinations,” Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

During 2004 and the first three quarters of 2005, the Company invested in a mail order and internet company in the People’s Republic of China, Staples Commerce and Trade (“Staples China”). The Company has been the majority shareholder of Staples China since the first quarter of 2005 and has included the operating results of Staples China in the consolidated financial statements since then. The results of Staples China are reported as part of its International Operations segment for segment reporting.

As of January 28, 2006, the Company recorded $77.5 million of goodwill and $22.5 million of intangible assets for all acquisitions and investments completed in 2005. None of the goodwill recorded is expected to be deductible for tax purposes. The $22.5 million recorded for intangible assets was assigned to trade names and customer related intangible assets that will be amortized over a weighted average life of 13.0 years.

2004 Acquisitions:

On November 29, 2004, the Company acquired Officenet SA, a mail order and internet company operating in Argentina and Brazil, for $23.2 million. This acquisition represents Staples’ entry into South America.

In September 2004, the Company acquired Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, for 25.0 million Euros (approximately $30.5 million) and Malling Beck A/S, a mail order company based in Denmark, for $4.0 million. These acquisitions expand Staples’ delivery business into Eastern Europe and Denmark and strengthen the Company’s business in western Europe through access to new customers and product categories.

On August 4, 2004, the Company acquired the United Kingdom office products company Globus Office World plc (“Office World”) for 31.3 million British Pounds Sterling (approximately $57.0 million), strengthening Staples’ retail presence in the United Kingdom. In connection with this acquisition, Staples accrued approximately $17.2 million for merger-related and integration costs, reflecting costs associated with planned Office World store closures, a distribution center closure, severance and transaction related costs. As of January 28, 2006, approximately $5.5 million has been charged against this accrual and $11.7 million remains accrued for these merger-related and integration costs.

The results of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition and are reported as part of the Company’s International Operations segment for segment reporting. As of January 28, 2006, the Company recorded $107.6 million of goodwill and $16.2 million of intangible assets for all acquisitions completed in 2004. $3.5 million of the goodwill recorded is expected to be deductible for tax purposes. Of the $16.2 million recorded for intangible assets, $8.4 million was assigned to a trade name that has an indefinite life and will not be subject to amortization, and $7.8 million was assigned to trade names and customer-related intangible assets that will be amortized over a weighted average life of 4.7 years.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE D Accrued Expenses and Other Current Liabilities

The major components of accrued liabilities are as follows (in thousands):

	January 28, 2006	January 29, 2005
Taxes	$318,971	$234,960
Employee related	253,828	254,954
Acquisition and store closure reserves	57,501	90,805
Advertising and marketing	71,005	53,417
Other	339,895	320,048
Total	$1,041,200	$954,184

NOTE E Debt and Credit Agreements

The major components of debt outstanding are as follows (in thousands):

	January 28, 2006	January 29, 2005
Notes due October 2012 (see below)	$325,000	$325,000
Senior Notes due August 2007 (see below)	200,000	200,000
Lines of credit (see “Credit Agreements” below)	184	—
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 2% to 5%; collateralized by the related equipment	12,803	18,729
	537,987	543,729
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	(7,490)	15,442
Less current portion	(2,891)	(1,244)
Net long-term debt	$527,606	$557,927
Debt maturing within one year consists of the following (in thousands):
Current portion of long-term debt	2,891	1,244
Total debt maturing within one year	$2,891	$1,244

Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2006	2,891
2007	203,937
2008	2,157
2009	1,226
2010	1,935
Thereafter	325,841
$537,987

Future minimum lease payments under capital leases of $9.6 million, excluding $1.0 million of interest, are included in aggregate annual maturities shown above. Staples entered into new capital lease agreements totaling $3.1 million, $0.5 million and $1.0 million during fiscal years 2005, 2004 and 2003, respectively.

Interest paid by Staples totaled $41.2 million, $22.5 million and $32.5 million for fiscal years 2005, 2004 and 2003, respectively. There was no capitalized interest in fiscal 2005 and 2004; capitalized interest totaled $0.1 million in fiscal 2003.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

Notes:   On September 30, 2002, Staples issued $325 million principal amount of senior notes due October 1, 2012 (the “Notes”), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the Notes into variable rate obligations (see Note F).

Senior Notes:   On August 12, 1997, Staples issued $200 million principal amount of senior notes due August 15, 2007 (the “Senior Notes”), with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Staples has entered into interest rate swap agreements to turn the Senior Notes into variable rate obligations (see Note F).

Credit Agreements:   On December 14, 2004, Staples entered into a revolving credit facility (the “Credit Facility”) with a syndicate of banks, which provides for a maximum borrowing of $750 million. The Credit Facility terminates on December 14, 2009. The Credit Facility replaced a $600 million revolving credit facility (the “Prior Credit Facility”) that had been entered into on June 21, 2002 and was scheduled to terminate in June 2006. On December 14, 2004, there were no borrowings outstanding under the Prior Credit Facility, and approximately $62.4 million of letters of credit issued under the Prior Credit Facility were transferred to the Credit Facility.

Borrowings made pursuant to the Credit Facility may be syndicated loans, competitive bid loans, or swing line loans. Syndicated loans bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, which is the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on the Company’s credit rating and fixed charge coverage ratio; competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid; and swing line loans bear interest that is the lesser of the base rate or the swing line rate. Under the Credit Facility, the Company pays a facility fee, payable quarterly, at rates that range from 0.090% to 0.250% depending on the Company’s credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

Payments under the Credit Facility are guaranteed by the same subsidiaries that guarantee the Company’s publicly issued notes. The Credit Facility contains customary affirmative and negative covenants for credit facilities of its type. The covenants require that in the event a Staples subsidiary that is not currently a guarantor under the Credit Facility becomes a guarantor of any of Staples’ publicly issued notes or bonds, Staples shall cause such subsidiary to become a guarantor under the Credit Facility. The Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5 and a maximum adjusted funded debt to total capitalization ratio of 0.75. The Credit Facility provides for customary events of default with corresponding grace periods, including defaults relating to other indebtedness of at least $50,000,000 in the aggregate and failure to meet the requirement that Staples and its guarantor subsidiaries collectively have at least $355,000,000 of consolidated EBT (as defined in the Credit Facility). As of January 28, 2006, no borrowings were outstanding under the Credit Facility, however $68.1 million of letters of credit were issued under the facility.

Euro Notes:   Staples issued notes in the aggregate principal amount of 150 million Euros on November 15, 1999 (the “Euro Notes”). These notes came due on November 15, 2004 and were repaid in full on this date. Prior to their repayment, these notes were designated as a foreign currency hedge on the Company’s net investments in Euro denominated subsidiaries and gains or losses were recorded in the cumulative translation adjustment line in Stockholders’ Equity.

On October 4, 2002, the Company entered into a $325 million 364-Day Term Loan Agreement with a group of commercial banks to finance a portion of the purchase price of the European mail order businesses that the Company acquired in October 2002. The Term Loan was repaid in its entirety on May 2, 2003.

Staples had $125.0 million available under lines of credit, which had an outstanding balance of $0.2 million at January 28, 2006, with $0.8 million of letters of credit issued under the facilities.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Derivative Instruments and Hedging Activities

Staples uses interest rate swaps to turn fixed rate debt into variable rate debt and currency swaps to fix the cash flows associated with debt denominated in a foreign currency and to hedge a portion of the value of Staples’ net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in achieving offsetting changes in fair value of the hedged items.

Interest Rate Swaps:   During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, to turn Staples’ fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which is being amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At January 28, 2006, the new interest rate swap agreements had a fair value gain of $0.6 million, which was included in other assets.

On January 10, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 28, 2006, the interest rate swap agreement had a fair value loss of $12.9 million, which was included in other long-term obligations.

Foreign Currency Swaps:   During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive semi-annual payments on $200 million at a fixed rate of 7.125% and is obligated to make semi-annual interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. This swap has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries and gains or losses were recorded as cumulative translation adjustments in stockholders’ equity. At January 28, 2006, the currency swap had a fair value loss of $62.3 million, which was included in other long-term obligations. During fiscal years 2005, 2004 and 2003, foreign currency losses, net of taxes of $11.5 million, $13.4 million and $23.1 million, respectively were recorded in the cumulative translation adjustment line.

NOTE G Commitments and Contingencies

Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Commitments and Contingencies (Continued)

Other long-term obligations at January 28, 2006 include $101.9 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 54 retail stores not yet opened at January 28, 2006) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2006	$617,021
2007	593,176
2008	558,355
2009	526,981
2010	491,310
Thereafter	2,460,031
$5,246,874

Future minimum lease commitments do not include $65.4 million of minimum rentals due under non-cancelable subleases.

Rent expense approximated $566.1 million, $524.0 million and $480.0 million for fiscal years 2005, 2004 and 2003, respectively.

As of January 28, 2006, Staples had purchase obligations of $468.8 million. Many of the Company’s purchase commitments may be canceled by the Company  without payment, and the Company has excluded such commitments, along with intercompany commitments. Contracts that may be terminated by the Company without cause or pernalty, but that require advance notice for termination are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2006	$363,703
2007 through 2008	65,777
2009 through 2010	22,453
Thereafter	16,857
$468,790

Import letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 28, 2006, Staples had open letters of credit totaling $50.9 million.

The Company is involved from time to time in litigation arising from the operation of its business. Various class action lawsuits have been brought against Staples for alleged violations of what is known as California’s “wage and hour” law. The plaintiffs have alleged that the Company improperly classified both general and assistant managers as exempt under  the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require the Company to pay overtime wages to the putative class for the period October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. The Company believes that the class was improperly certified. If the case goes to trial, the Company believes it has meritorious defenses in the litigation and expects to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples’ deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2006	January 29, 2005
Deferred tax assets:
Deferred rent	$39,062	$34,649
Capitalized vendor money	26,855	24,164
Foreign tax credit carryforwards	—	7,505
Net operating loss carryforwards	47,447	15,310
Insurance	7,274	5,560
Employee benefits	24,234	21,229
Merger related charges	11,008	18,595
Store closure charge	10,325	12,197
Capital losses and asset write-downs	17,535	19,874
Inventory	40,715	15,340
Unrealized loss on hedge instruments	26,156	17,825
Deferred revenue	18,291	11,022
Depreciation	28,152	(11,570)
Other—net	33,405	28,026
Total deferred tax assets	330,459	219,726
Total valuation allowance	(44,314)	(55,454)
Net deferred tax assets	$286,145	$164,272
Deferred tax liabilities:
Intangibles	$(90,205)	$(77,985)
Other—net	(1,499)	(3,104)
Total deferred tax liabilities	(91,704)	(81,089)
Net deferred tax assets	$194,441	$83,183

The gross deferred tax asset from tax loss carryforwards of $47.4 million represents approximately $244.8 million of net operating loss carryforwards, $7.3 million of which will expire in 2007 and $0.5 million of which will expire in 2009 if not utilized. The remainder has an indefinite carryforward period. The deferred tax asset from capital losses and asset write-downs includes approximately $14.0 million, $8.6 million and $11.3 million of capital loss carryforwards that expire in 2006, 2008 and 2010, respectively. The deferred tax assets for these carryforwards have been partially reserved against due to the uncertainty of their realization. The valuation allowance decreased by $11.1 million during the year due primarily to the utilization of foreign tax credits and the expiration of capital loss carryforwards.

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Pretax income:
United States	$1,137,499	$931,228	$648,179
Foreign	177,000	184,344	129,933
	$1,314,499	$1,115,572	$778,112

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Income Taxes (Continued)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Current tax expense:
Federal	$484,326	$315,989	$231,122
State	19,027	19,899	20,023
Foreign	75,990	69,701	50,481
Deferred tax (benefit) expense:
Federal	(56,989)	13,213	(5,384)
State	(8,501)	1,441	(1,236)
Foreign	(34,061)	(13,059)	(7,105)
Total income tax expense	$479,792	$407,184	$287,901

A reconciliation of the federal statutory tax rate to Staples’ effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	1.7	2.3	3.7
Effect of foreign taxes	(0.6)	(0.4)	(0.3)
Tax credits	(0.5)	(0.6)	(0.4)
Other	0.9	0.2	(1.0)
Effective tax rate	36.5%	36.5%	37.0%

The effective tax rate in any year is impacted by the geographic mix of earnings.

The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in the cumulative translation adjustment line in stockholders’ equity.

The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company’s opinion, an adequate provision for income taxes has been made for all years subject to audit.

Income tax payments were $472 million, $322 million and $282 million during fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $408 million as of January 28, 2006. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE I Employee Benefit Plans

Employee Stock Purchase Plans

The Amended and Restated 1998 Employee Stock Purchase Plan authorizes a total of up to 15.8 million shares of common stock to be sold to participating employees and the Amended and Restated International Employee Stock Purchase Plan authorizes a total of up to 1.3 million shares of common stock to be sold to participating employees of non-U.S. subsidiaries of the Company. Under both plans, participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE I Employee Benefit Plans (Continued)

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 23 million shares of common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. As of February 27, 1997, Staples’ 1987 Stock Option Plan (the “1987 Plan”) expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 1, 2003	77,513,274	$10.80
Granted	14,824,936	10.57
Exercised	(13,915,038)	7.24
Canceled	(3,479,306)	11.93
Outstanding at January 31, 2004	74,943,866	$11.49
Granted	15,553,603	19.10
Exercised	(18,963,776)	9.82
Canceled	(2,645,105)	12.93
Outstanding at January 29, 2005	68,888,588	$13.61
Granted	16,757,946	21.34
Exercised	(13,605,421	11.78
Canceled	(3,568,121)	17.08
Outstanding at January 28, 2006	68,472,992	$15.68

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE I Employee Benefit Plans (Continued)

The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 9.00	2,533,741	2.33	$6.75	2,530,623	$6.75
$ 9.001 - $10.00	6,858,093	5.04	9.72	6,775,203	9.72
$10.001 - $11.00	8,206,203	5.87	10.51	6,925,044	10.49
$11.001 - $13.00	10,360,076	7.14	12.15	6,425,566	12.11
$13.001 - $14.00	5,459,937	3.27	13.38	5,274,668	13.38
$14.001 - $19.00	2,651,788	5.18	16.43	1,950,946	16.05
$19.001 - $20.00	12,747,760	8.28	19.16	3,349,219	19.17
$20.001 - $21.00	4,383,810	4.69	20.67	3,463,853	20.62
$21.001 - $22.00	14,366,431	9.41	21.31	59,857	21.90
$22.001 - $25.00	905,153	9.12	22.74	87,009	22.39
$ 0.00 - $25.00	68,472,992	6.77	$15.68	36,841,988	$12.87

The number of exercisable shares was 36.8 million shares of common stock at January 28, 2006, 40.3 million shares of common stock at January 29, 2005 and 46.7 million shares of common stock at January 31, 2004.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE I Employee Benefit Plans (Continued)

Restricted Stock

In 2003, the Company began granting restricted shares in lieu of special grants of stock options in order to better align management and shareholder interests. All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples. The following table summarizes the Company’s grants of restricted stock in fiscal 2005, 2004 and 2003:

Date of Award	Number of Shares Granted	Weighted Average Fair Market Value	Vesting Date
July 2003	90,000	$12.23	July 2007
December 2003	18,000	18.51	December 2006
December 2003	27,000	17.37	January 2008
January 2004	300,000	17.55	February 2006
January 2004	1,012,500	17.55	January 2007
June 2004	46,500	20.09	June 2009
June 2004 - July 2004	10,116	19.14	June 2007 - July 2007
September 2004 - October 2004	112,200	19.82	September 2007 - October 2007
November 2004 - December 2004	7,523	21.86	November 2007 - December 2007
December 2004	34,500	21.97	December 2009
December 2004	112,500	22.20	February 2006
January 2005	12,000	21.90	January 2008
February 2005	4,368	21.82	50% February 2007; 50% February 2008
March 2005	5,247	21.10	50% March 2007; 50% March 2008
March 2005 - April 2005	14,400	21.14	March 2008 - April 2008
June 2005 - August 2005	23,500	21.80	June 2008 - August 2008
September 2005	9,000	21.59	August 2006
September 2005	50,000	21.54	30% September 2008; 30%September 2009; 40% September 2010
September 2005	10,460	21.23	September 2008
December 2005	6,300	23.18	December 2008
December 2005	112,500	23.18	February 2006

In connection with the issuance of restricted stock, Staples included $15.1 million, $11.0 million and $0.9 million in compensation expense for fiscal year 2005, 2004 and 2003, respectively.

On February 3, 2002, the Company issued 450,000 shares of restricted stock with a weighted average fair market of $11.95 per share. 250,500 shares vested on March 1, 2004, and the remaining 199,500 shares vested on February 1, 2005. In connection with the issuance of the restricted stock, Staples included $2.7 million in compensation expense in fiscal year 2003.

Performance Accelerated Restricted Stock (“PARS”)

PARS are shares of Staples common stock that may be issued to employees (including officers) of Staples. The shares, however, are restricted in that they are not transferable (i.e., they may not be sold) by the employee until they vest, generally after the end of five years. Such vesting date may accelerate if Staples achieves certain

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE I Employee Benefit Plans (Continued)

compound annual earnings per share growth over a certain number of interim years. Subject to limited exceptions, if the employee leaves Staples prior to the vesting date for any reason, PARS will be forfeited by the employee and will be returned to Staples. Once PARS have vested, they become unrestricted and may be transferred and sold. Based on the terms of these awards, the Company accounts for PARS using fixed plan accounting and recognizes compensation expense over the expected life of the award on a straight-line basis.

As of January 28, 2006, Staples had 1,073,732 and 995,066 PARS that were issued during fiscal years 2005 and 2004, respectively. PARS issued in fiscal year 2005 have a weighted-average fair market value of $21.72 and initially vest in March 2010 or will accelerate in March 2007, 2008 or 2009. PARS issued in fiscal year 2004 have a weighted-average fair market value of $19.79 and will vest in March 2006 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 28, 2006. PARS issued in fiscal year 2003 have a weighted-average fair market value of $17.37 and vested on April 1, 2005. PARS issued in fiscal year 2000 have a weighted-average fair market value of $9.46 and vested on February 1, 2005.

In connection with the issuance of PARS, Staples included $20.9 million, $21.7 million and $15.1 million in compensation expense for fiscal years 2005, 2004 and 2003, respectively.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period. The Supplemental Executive Retirement Plan (the “SERP Plan”), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period; however, beginning in October 2004, such contributions were made in cash rather than in Company common stock.

In connection with these plans, Staples included approximately $14.6 million, $13.4 million and $9.3 million in expense for fiscal years 2005, 2004 and 2003.

NOTE J Stockholders’ Equity

In 2005, the Company repurchased 30.1 million shares of the Company’s common stock for a total purchase price (including commissions) of $649.6 million under the Company’s share repurchase program, which was announced in 2004 and amended in the third quarter of 2005. Under the original program, the Company was authorized to repurchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under the new program, the Board of Directors authorized the Company to repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008 following the completion of the Company’s $1.0 billion repurchase program. In 2004, the Company repurchased 26.1 million shares of the Company’s common stock for a total purchase price (including commissions) of $502.7 million.

On June 4, 2003, the Company issued and sold 20.7 million shares of its common stock in a public offering for a purchase price of $12.59 per share, including 2.7 million shares related to an over-allotment option that was granted to the underwriters. Upon closing, the Company received net proceeds of $253.0 million. The offering proceeds were used for working capital and general corporate purposes.

At January 28, 2006, 67.9 million shares of common stock were reserved for issuance under Staples’ 2004 Plan, 401(k) Plan and employee stock purchase plans.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE K Computation of Earnings per Common Share

Earning per share has been presented below for Staples common stock for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 (amounts in thousands, except per share data):

	Fiscal Year Ended January 28, 2006	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 31, 2004
Numerator:
Net income	$834,409	$708,388	$490,211
Denominator:
Weighted-average common shares outstanding	731,622	741,878	725,949
Effect of dilutive securities:
Employee stock options and restricted stock	15,596	16,854	14,287
Weighted-average shares assuming dilution	747,218	758,732	740,236
Basic earnings per common share	$1.14	$0.95	$0.68
Diluted earnings per common share	$1.12	$0.93	$0.66

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 0.2 million shares, 0.4 million shares and 5.5 million shares  of Staples common stock were excluded from the calculation of diluted earnings per share for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

NOTE L Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery and International Operations. Staples’ North American Retail segment consists of the U.S and Canadian business units that operate office supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples’ Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office supply stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A. Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

Staples’ North American Retail and North American Delivery segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers is different. The International Operations are considered a separate reportable segment because of the significant difference in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE L Segment Reporting (Continued)

The following is a summary of significant accounts and balances by reportable segment for fiscal years 2005, 2004 and 2003 (in thousands):

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Sales:
North American Retail	$9,037,513	$8,324,299	$7,665,804
North American Delivery	4,945,661	4,196,882	3,702,311
International Operations	2,095,678	1,927,197	1,598,907
Consolidated	$16,078,852	$14,448,378	$12,967,022
Business Unit Income:
North American Retail	$816,512	$681,230	$523,612
North American Delivery	485,114	376,730	308,305
International Operations	11,654	67,913	64,346
Consolidated	$1,313,280	$1,125,873	$896,263
Depreciation & Amortization:
North American Retail	$192,112	$181,307	$188,030
North American Delivery	60,103	51,909	54,631
International Operations	51,685	45,629	40,150
Consolidated	$303,900	$278,845	$282,811
Capital Expenditures:
North American Retail	$284,173	$209,190	$149,500
North American Delivery	87,992	55,068	78,449
International Operations	83,938	71,177	49,844
Consolidated	$456,103	$335,435	$277,793

The following is a reconciliation of business unit income to income before income taxes and minority interest for fiscal years ended 2005, 2004 and 2003 (in thousands):

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Total business unit income	$1,313,280	$1,125,873	$896,263
Interest and other expense, net	1,219	(10,301)	(20,176)
Impact of change in accounting principle	—	—	(97,975)
Income before income taxes and minority interest	$1,314,499	$1,115,572	$778,112

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE L Segment Reporting (Continued)

	January 28, 2006	January 29, 2005
Assets:
North American Retail	$3,022,370	$2,694,255
North American Delivery	1,706,468	1,449,880
International Operations	2,968,059	2,951,431
Total	7,696,897	7,095,566
Elimination of intercompany receivables	(20,308)	(24,118)
Total consolidated assets	$7,676,589	$7,071,448

Geographic Information:

	Year Ended January 28, 2006	Year Ended January 29, 2005	Year Ended January 31, 2004
Sales:
United States	$11,967,718	$10,808,314	$9,859,899
Canada	2,015,456	1,712,867	1,508,216
International	2,095,678	1,927,197	1,598,907
Consolidated Total	$16,078,852	$14,448,378	$12,967,022

	January 28, 2006	January 29, 2005
Long-lived Assets:
United States	$1,667,475	$1,539,219
Canada	275,672	238,027
International	1,469,279	1,436,585
Consolidated Total	$3,412,426	$3,213,831

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE M Guarantor Subsidiaries

Under the terms of the Company’s Notes and Senior Notes, certain subsidiaries guarantee repayment of the debt. The Notes and Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore,  LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Notes and Senior Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006, January 29, 2005 and January  31, 2004. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of January 28, 2006
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$479,704	$49,390	$448,728	$—	$977,822
Short-term investments	593,082	—	—	—	593,082
Merchandise inventories	—	1,048,654	657,718	—	1,706,372
Other current assets	138,792	325,075	403,401	—	867,268
Total current assets	1,211,578	1,423,119	1,509,847	—	4,144,544
Net property, equipment and other assets	297,144	989,490	866,659	—	2,153,293
Goodwill, net of amortization	173,029	96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(302,331)	2,553,321	1,516,819	(3,767,809)	—
Total assets	$1,379,420	$5,062,667	$5,002,311	$(3,767,809)	$7,676,589
Total current liabilities	$334,821	$1,222,145	$922,940	—	$2,479,906
Total long-term liabilities	30,781	608,371	127,725	—	766,877
Minority interest	—	—	4,335	—	4,335
Total stockholders’ equity	1,013,818	3,232,151	3,947,311	(3,767,809)	4,425,471
Total liabilities and stockholders’ equity	$1,379,420	$5,062,667	$5,002,311	$(3,767,809)	$7,676,589

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE M Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of January 29, 2005
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$529,275	$44,300	$423,735	$—	$997,310
Short-term investments	472,231	—	—	—	472,231
Merchandise inventories	—	1,004,819	597,711	—	1,602,530
Other current assets	80,358	255,319	373,864	—	709,541
Total current assets	1,081,864	1,304,438	1,395,310	—	3,781,612
Net property, equipment and other assets	239,982	920,213	808,177	—	1,968,372
Goodwill, net of amortization	140,570	52,067	1,128,827	—	1,321,464
Investment in affiliates and intercompany, net	374,885	2,013,548	882,308	(3,270,741)	—
Total assets	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448
Total current liabilities	$277,470	$1,045,733	$873,658	$—	$2,196,861
Total long-term liabilities	26,208	600,554	132,629	—	759,391
Total stockholders’ equity	1,533,623	2,643,979	3,208,335	(3,270,741)	4,115,196
Total liabilities and stockholders’ equity	$1,837,301	$4,290,266	$4,214,622	$(3,270,741)	$7,071,448

Condensed Consolidating Statement of Income
For the year ended January 28, 2006
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$10,649,559	$5,429,293	$16,078,852
Cost of goods sold and occupancy costs	(1,565)	7,648,788	3,846,087	11,493,310
Gross profit (loss)	1,565	3,000,771	1,583,206	4,585,542
Operating and other expenses	3,167	2,053,316	1,214,560	3,271,043
Income (loss) before income taxes and minority interest	(1,602)	947,455	368,646	1,314,499
Income tax expense	—	359,316	120,476	479,792
Income (loss) before minority interest	(1,602)	588,139	248,170	834,707
Minority interest	—	—	298	298
Net income (loss)	$(1,602)	$588,139	$247,872	$834,409

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE M Guarantor Subsidiaries (Continued)

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE M Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 28, 2006
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$803,976	$257,904	$173,489	$1,235,369
Investing activities:
Acquisition of property, equipment and lease rights	(95,311)	(212,254)	(148,538)	(456,103)
Acquisition of businesses, net of cash acquired	—	(40,560)	—	(40,560)
Investment in joint venture	(16,636)	—	—	(16,636)
Purchase of short-term investments	(8,218,049)	—	—	(8,218,049)
Proceeds from the sale of short-term investments	8,097,199	—	—	8,097,199
Cash used in investing activities	(232,797)	(252,814)	(148,538)	(634,149)
Financing activities:
Payments on borrowings	(16,735)	—	—	(16,735)
Purchase of treasury shares	(663,145)	—	—	(663,145)
Cash dividends paid	(123,402)	—	—	(123,402)
Other	182,532	—	—	182,532
Cash used in financing activities	(620,750)	—	—	(620,750)
Effect of exchange rate changes on cash	—	—	42	42
Net increase (decrease) in cash	(49,571)	5,090	24,993	(19,488)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$479,704	$49,390	$448,728	$977,822

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE M Guarantor Subsidiaries (Continued)

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note M Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 31, 2004
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$601,508	$204,795	$213,429	$1,019,732
Investing activities:
Acquisition of property, equipment and lease rights	(21,092)	(177,520)	(79,181)	(277,793)
Acquisition of businesses, net of cash acquired	—	—	(2,910)	(2,910)
Purchase of short-term investments	(9,004,125)	—	(10,000)	(9,014,125)
Proceeds from the sale of short term investments	8,180,025	—	—	8,180,025
Cash used in investing activities	(845,192)	(177,520)	(92,091)	(1,114,803)
Financing activities:
Payments on borrowings	(325,235)	(25,000)	—	(350,235)
Proceeds from borrowings and other	389,793	(4,287)	—	385,506
Cash provided by (used in) financing activities	64,558	(29,287)	—	35,271
Effect of exchange rate changes on cash	—	—	21,376	21,376
Net (decrease) increase in cash	(179,126)	(2,012)	142,714	(38,424)
Cash and cash equivalents at beginning of period	290,400	57,519	147,970	495,889
Cash and cash equivalents at end of period	$111,274	$55,507	$290,684	$457,465

NOTE N Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2006(1)
Sales	$3,899,052	$3,471,964	$4,245,519	$4,462,317
Gross profit	1,062,532	990,073	1,221,458	1,311,479
Net income	159,426	147,178	237,824	289,981
Basic earnings per common share(2)	$0.22	$0.20	$0.33	$0.40
Diluted earnings per share(2)	$0.21	$0.20	$0.32	$0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 29, 2005(1)
Sales	$3,452,155	$3,089,252	$3,830,466	$4,076,505
Gross profit	935,625	870,685	1,096,216	1,202,209
Net income	125,731	122,466	208,866	251,324
Basic earnings per common share(2)	$0.17	$0.17	$0.28	$0.34
Diluted earnings per share(2)	$0.17	$0.16	$0.28	$0.33

(1)          Results of operations for this period include the results of acquisitions since their acquisition dates (see Note C).

(2)          All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

Staples , Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions – Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 31, 2004	$12,283	$10,612	$—	$8,856	$14,039
January 29, 2005	14,039	11,149	503	9,178	16,513
January 28, 2006	16,513	13,732	185	14,078	16,352

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION OF EXHIBIT

3.1 ^	—	Second Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
3.2 ^	—	Amended and Restated By-laws of the Company. Filed as Exhibit 3.3 to the Company’s Form 10-K for the fiscal year ended February 3, 2001.
4.1 ^	—

Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank. Filed as part of Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 1997

4.2 ^	—

First Supplemental Indenture (7.125% Senior Notes), entered into as of January 15, 1998, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries and the Chase Manhattan Bank. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 2, 1998.

4.3 ^	—

Second Supplemental Indenture (7.125% Senior Notes), entered into as of October 27, 2000, to Indenture, dated as of August 12, 1997, by and among the Company, the Guarantor Subsidiaries, the Initial Guarantor Subsidiaries and the Chase Manhattan Bank. Filed as Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

4.4 ^	—

Third Supplemental Indenture (7.125% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of August 12, 1997, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and JPMorgan Chase Bank. Filed as Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended May 1, 2004.

4.5 ^	—

Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company , the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company’s Form 8-K filed on October 8, 2002.

4.6 ^	—

First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank USA. Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended May 1, 2004.

10.1 ^	—

Revolving Credit Agreement, dated as of December 14, 2004, by and among the Company, the Lenders named therein, Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, NA, and Wachovia Bank, National Association, as Co-Documentation Agents, with Bank of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2004.

10.2 ^	—

Termination Agreement, dated December 29, 2003, by and among CRC Funding, LLC, Citibank, N.A., Lloyds TSB Bank plc, Citicorp North America, Inc., Lincolnshire Funding, LLC and the Company. Filed as Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

10.3 * ^	—	Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005.
10.4 * ^	—	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 8, 2004.
10.5 * ^	—	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company’s Form 8-K filed on September 8, 2004.
10.6 * ^	—	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 8-K filed on September 8, 2004.
10.7 * ^	—	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.5 to the Company’s Form 8-K filed on September 8, 2004.
10.8 * ^	—	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.6 to the Company’s Form 8-K filed on September 8, 2004.
10.9 * ^	—	Amended and Restated 1992 Equity Incentive Plan. Filed as part of the Company’s Schedule 14A filed on April 6, 2001.
10.10 * ^	—	Amended and Restated 1990 Director Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.11* ^	—	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended January 31, 1998.
10.12 * ^	—	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

10.13 * ^	—	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.14 * ^	—	Amended and Restated International Employee Stock Purchase Plan. Filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.15 * ^	—	Executive Officer Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.16 * ^	—	Non-Management Director Compensation Summary. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 29, 2005.
10.17 * ^	—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.18 * ^	—

First Amendment to Employment Agreement, dated January 26, 2004, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

10.19 * ^	—	Offer Letter, dated August 13, 2001, by and between the Company and Basil L. Anderson. Filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.20 * ^	—	Offer Letter, dated July 30, 2003, by and between the Company and Mike A. Miles. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2003.
10.21 * ^	—	Severance Benefits Agreement, dated September 9, 1996, by and between the Company and John J. Mahoney. Filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.22 * ^	—

Agreement to Extend Term of Severance Benefits Agreement, dated October 14, 2000, by and between the Company and John J. Mahoney. Filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

10.23 * ^	—	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.24 * ^	—	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.25 * ^	—	Executive Life Insurance Program Summary. Filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.26 * ^	—	Supplemental Executive Retirement Plan. Filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.27 * ^	—	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.28 * ^	—	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 29, 2000.
10.29 * ^	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.30 * ^	—	Form of Performance Share Award Agreement. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2005.
10.31 * ^	—	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2005.
10.32 * ^	—	Tax Services Reimbursement Program. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended April 30, 2005.
10.33 * +	—	Amended and Restated Severance Benefits Agreement, dated December 13, 2005, by and between the Company and Ronald L. Sargent.
10.34 * ^	—	Form of severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
14.1 ^	—	Code of Ethics. Filed as Exhibit 14.1 to the Company’s Form 10-K for the fiscal year ended January 31, 2004.
21.1+	—	Subsidiaries of the Company.
23.1+	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	—	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	—	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	—	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	—	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.

^                                          An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+                                         Filed herewith.

++                                  Furnished herewith.