Form 10-Q
period 2006-04-29
STAPLES INC
filed 2006-05-16
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 29, 2006

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

The registrant had 728,114,541 shares of Staples common stock outstanding as of May 12, 2006.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q
April 29, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

		Restated
	April 29,	January 28,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$875,112	$977,822
Short-term investments	498,304	593,082
Receivables, net	606,554	576,672
Merchandise inventories, net	1,751,349	1,706,372
Deferred income tax asset	149,013	149,257
Prepaid expenses and other current assets	145,954	141,339
Total current assets	4,026,286	4,144,544

Property and equipment:
Land and buildings	740,794	705,978
Leasehold improvements	900,648	884,853
Equipment	1,382,387	1,330,181
Furniture and fixtures	691,122	672,931
Total property and equipment	3,714,951	3,593,943
Less accumulated depreciation and amortization	1,911,841	1,835,549
Net property and equipment	1,803,110	1,758,394

Lease acquisition costs, net of accumulated amortization	34,358	34,885
Intangible assets, net of accumulated amortization	230,573	240,395
Goodwill	1,378,752	1,378,752
Other assets	184,007	175,750
Total assets	$7,657,086	$7,732,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438,500	$1,435,815
Accrued expenses and other current liabilities	965,674	1,041,201
Debt maturing within one year	2,221	2,891
Total current liabilities	2,406,395	2,479,907

Long-term debt	516,470	527,606
Deferred income tax liability	6,286	5,845
Other long-term obligations	259,577	233,426
Minority interest	4,083	4,335

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 834,444,525 shares at April 29, 2006 and 829,695,100 shares at January 28, 2006	501	498
Additional paid-in capital	3,041,514	2,937,362
Cumulative foreign currency translation adjustments	108,542	87,085
Retained earnings	3,218,214	3,192,630
Less: Treasury stock at cost - 106,130,705 shares at April 29, 2006, and 99,253,565 shares at January 28, 2006	(1,904,496)	(1,735,974)
Total stockholders’ equity	4,464,275	4,481,601
Total liabilities and stockholders’ equity	$7,657,086	$7,732,720

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
		Restated
	April 29,	April 30,
	2006	2005

Sales	$4,237,646	$3,899,052
Cost of goods sold and occupancy costs	3,048,649	2,837,200
Gross profit	1,188,997	1,061,852

Operating and other expenses:
Operating and selling	716,157	652,421
General and administrative	183,723	173,583
Amortization of intangibles	3,203	3,402
Total operating expenses	903,083	829,406

Operating income	285,914	232,446

Other income (expense):
Interest income	19,517	10,950
Interest expense	(14,656)	(9,988)
Miscellaneous expense	(428)	(621)
Income before income taxes and minority interest	290,347	232,787
Income tax expense	104,525	84,967
Income before minority interest	185,822	147,820
Minority interest	(252)	78
Net income	$186,074	$147,742

Earnings Per Share:

Basic earnings per common share	$0.26	$0.20

Diluted earnings per common share	$0.25	$0.20

Dividends declared per common share	$0.22	$0.17

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
		Restated
	April 29,	April 30,
	2006	2005
Operating Activities:
Net income	$186,074	$147,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,704	73,185
Stock-based compensation	34,962	30,352
Deferred tax expense (benefit)	882	(4,738)
Excess tax benefits from stock-based compensation arrangements	(14,856)	(6,100)
Other	1,777	1,743
Changes in assets and liabilities:
Increase in receivables	(27,152)	(36,585)
(Increase) decrease in merchandise inventories	(35,451)	38,029
(Increase) decrease in prepaid expenses and other assets	(8,863)	655
Decrease in accounts payable	(4,460)	(27,617)
Decrease in accrued expenses and other liabilities	(53,256)	(70,438)
Increase in other long-term obligations	8,954	11,337
Net cash provided by operating activities	168,315	157,565

Investing Activities:
Acquisition of property and equipment	(114,557)	(63,448)
Increase in investment, net of cash acquired	—	(3,872)
Purchase of short-term investments	(2,257,198)	(1,824,115)
Proceeds from the sale of short-term investments	2,351,975	1,840,227
Net cash used in investing activities	(19,780)	(51,208)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	55,141	24,693
Payments on borrowings	(1,487)	(637)
Cash dividends paid	(160,490)	(122,916)
Excess tax benefits from stock-based compensation arrangements	14,856	6,100
Purchase of treasury stock, net	(168,522)	(191,692)
Net cash used in financing activities	(260,502)	(284,452)

Effect of exchange rate changes on cash and cash equivalents	9,257	(3,035)

Net decrease in cash and cash equivalents	(102,710)	(181,130)
Cash and cash equivalents at beginning of period	977,822	997,310
Cash and cash equivalents at end of period	$875,112	$816,180

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”). These financial statements are for the period covering the thirteen weeks ending April 29, 2006 (also referred to as the “first quarter of 2006”) and the period covering the thirteen weeks ending April 30, 2005 (also referred to as the “first quarter of 2005”). All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

All share and per share amounts reflect the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) as of January 29, 2006 using the modified retrospective method. As a result, the consolidated financial statements for the first quarter of 2005 have been restated to reflect the adoption of this standard. The impact on net income for the adoption of SFAS No. 123R is consistent with the pro forma amounts previously disclosed in our quarterly reports.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

Note B – Employee Benefit Plans

Employee Stock Purchase Plans

The Amended and Restated 1998 Employee Stock Purchase Plan authorizes a total of up to 15.8 million shares of the Company’s common stock to be sold to participating employees and the Amended and Restated International Employee Stock Purchase Plan authorizes a total of up to 1.3 million shares of the Company’s common stock to be sold to participating employees of non-U.S. subsidiaries of the Company. Under both plans, participating employees may purchase shares of common stock at 85% of its market price at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation.

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. The 2004 Plan authorizes the issuance of up to 62.3 million shares of the Company’s common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. As of February 27, 1997, Staples’ 1987 Stock Option Plan (the “1987 Plan”) expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the market price of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 30, 2005	68,888,588	$13.61
Granted	290,187	21.30
Exercised	(2,176,286)	11.56
Canceled	(887,868)	15.33
Outstanding at April 30, 2005	66,114,621	$13.69

Outstanding at January 29, 2006	68,472,992	$15.68
Granted	58,750	24.21
Exercised	(4,401,217)	12.22
Canceled	(823,799)	18.44
Outstanding at April 29, 2006	63,306,726	$15.90

The weighted average fair value of options granted during the three months ended April 29, 2006 and April 30, 2005 was $7.87 and $7.20, respectively.

The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 9.00	2,075,515	2.27	$6.81	2,074,084	$6.81
$ 9.001 - $ 10.00	6,128,222	4.79	9.72	6,093,305	9.72
$ 10.001 - $ 11.00	7,235,433	5.65	10.51	6,508,815	10.50
$ 11.001 - $ 13.00	9,669,257	6.87	12.14	6,533,065	12.10
$ 13.001 - $ 14.00	4,301,361	3.17	13.37	4,232,999	13.37
$ 14.001 - $ 19.00	2,597,216	4.95	16.41	1,962,201	16.11
$ 19.001 - $ 20.00	12,273,370	7.96	19.16	3,051,561	19.17
$ 20.001 - $ 21.00	4,092,639	4.05	20.67	3,601,119	20.66
$ 21.001 - $ 22.00	13,986,662	9.16	21.31	108,673	21.71
$ 22.001 - $ 25.00	947,051	8.93	22.83	84,389	22.39
$ 0.00 - $ 25.00	63,306,726	6.61	$15.90	34,250,211	$13.03

For stock options granted prior to May 1, 2005, the fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For stock options granted on or after May 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. The binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	Thirteen weeks ended
	April 29, 2006	April 30, 2005
Risk free interest rate	4.5%	3.9%
Expected dividend yield	0.8%	0.8%
Expected stock volatility	32%	34%
Expected life of options	5.1 years	5.0 years

The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company’s history that would impact the value of the stock options granted to employees.

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plan and the issuance of stock options, Staples included $21.0 million and $18.4 million in compensation expense for the three months ended April 29, 2006 and April 30, 2005, respectively. At April 29, 2006, the Company had $149.8 million of stock options to be expensed over the period through January 2010.

Restricted Stock

In 2003, the Company began granting restricted shares in lieu of special grants of stock options in order to better align management and shareholder interests. All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples. The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant. The following table summarizes the Company’s restricted stock activities in the three months ended April 29, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 29, 2006	2,018,614	$18.45
Granted	13,500	24.16
Released	(525,000)	19.75
Outstanding at April 29, 2006	1,507,114	$18.05

In connection with the issuance of restricted stock, Staples included $2.2 million and $2.8 million in compensation expense for the three months ended April 29, 2006 and April 30, 2005, respectively. At April 29, 2006 Staples had $24.4 million of restricted shares to be expensed over the period through March 2009.

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

The fair value of PARS is based upon the market price of the underlying common stock as of the date of grant. As of April 29, 2006, Staples had 1,003,982 PARS that were issued during fiscal year 2005. The shares have a weighted-average fair market value of $21.72 and initially vest in March 2010 or will accelerate in full in March 2007, 2008 or 2009. PARS issued in fiscal year 2004 have a weighted-average fair market value of $19.79 and vested in March 2006 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 28, 2006.

In connection with the issuance of PARS, Staples included $4.9 million in compensation expense for each of the three months ended April 29, 2006 and April 30, 2005.

Performance Shares

In fiscal 2006 the Company began issuing performance shares. Performance shares are restricted stock awards that vest only if the Company meets minimum performance targets. For the 2006 performance share awards, the performance target has been established based on cumulative returns on net assets over a three year period. If, at the end of the 2008 fiscal year, the Company achieves 100% of the performance target, all of the 2006 performance share awards will vest; if the Company achieves at least 90% of the performance target or exceeds the performance target, then a percentage of the performance shares, from 90% up to 200%, will vest. If the Company does not achieve at least 90% of the performance target, then none of the performance share awards will vest.

The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of April 29, 2006, Staples had 551,400 performance shares that were issued during fiscal year 2006. The shares have a weighted-average fair market value of $23.43. In connection with the issuance of performance shares, Staples included $1.1 million in compensation expense for the first quarter of 2006.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period.

In connection with this plan, Staples included approximately $4.5 million and $3.5 million in expense for the first quarter of 2006 and 2005, respectively.

Note C - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Net income	$186,074	$147,742
Other comprehensive income:
Foreign currency translation adjustments, net	25,662	(14,950)
Changes in the fair value of derivatives	(7,251)	2,333
Tax effect of changes in the fair value of derivatives	3,046	(980)
Total comprehensive income	$207,531	$134,145

Note D – Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two split of Staples common stock that was effected in the form of a common stock dividend to shareholders of record as of March 29, 2005. The dividend was distributed on April 15, 2005. All share and per share data have been restated to reflect the effect of this three-for-two common stock dividend.

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2006 and 2005 is as follows (in thousands, except per share data):

	13 Weeks Ended
	April 29, 2006	April 30, 2005

Numerator:
Net income	$186,074	$147,742
Denominator:
Weighted-average common shares outstanding	725,767	737,158
Effect of dilutive securities:
Employee stock options and restricted stock	18,537	18,704
Weighted-average common shares outstanding assuming dilution	744,304	755,862

Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.25	$0.20

Note F - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and International Operations. Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples’ Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

Staples evaluates performance and allocates resources based on profit or loss from operations before stock-based compensation, interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income”). Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2006 and 2005 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	April 29, 2006	April 30, 2005
	Sales

North American Retail	$2,311,600	$2,166,623
North American Delivery	1,381,551	1,183,316
International Operations	544,495	549,113
Total reportable segments	$4,237,646	$3,899,052

	Business Unit Income
North American Retail	$180,237	$155,338
North American Delivery	130,119	103,920
International Operations	10,520	3,540
Business unit income	$320,876	$262,798
Stock-based compensation	(34,962)	(30,352)
Total reportable segments	285,914	232,446
Interest and other income, net	4,433	341
Income before income taxes and minority interest	$290,347	$232,787

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt. The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the first quarter of 2006 and 2005. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of April 29, 2006

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$326,630	$46,361	$502,121	$—	$875,112
Short-term investments	498,304	—	—	—	498,304
Merchandise inventories	—	1,055,457	695,892	—	1,751,349
Other current assets	126,050	370,283	405,188	—	901,521
Total current assets	950,984	1,472,101	1,603,201	—	4,026,286
Net property, equipment and other assets	363,271	1,023,052	865,725	—	2,252,048
Goodwill	173,029	96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(429,189)	2,697,077	1,600,169	(3,868,057)	—
Total assets	$1,058,095	$5,288,967	$5,178,081	$(3,868,057)	$7,657,086

Total current liabilities	$258,452	$1,184,350	$963,593	—	$2,406,395
Total long-term liabilities	43,084	609,874	129,375	—	782,333
Minority interest	—	—	4,083	—	4,083
Total stockholders’ equity	756,559	3,494,743	4,081,030	(3,868,057)	4,464,275
Total liabilities and stockholders’ equity	$1,058,095	$5,288,967	$5,178,081	$(3,868,057)	$7,657,086

Condensed Consolidating Balance Sheet

As of January 28, 2006

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$479,704	$49,390	$448,728	$—	$977,822
Short-term investments	593,082	—	—	—	593,082
Receivables
Merchandise inventories	—	1,048,654	657,718	—	1,706,372
Other current assets	138,792	325,075	403,401	—	867,268
Total current assets	1,211,578	1,423,119	1,509,847	—	4,144,544
Net property, equipment and other assets	353,275	989,490	866,659	—	2,209,424
Goodwill	173,029	96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(356,423)	2,678,919	1,445,313	(3,767,809)	—
Total assets	$1,381,459	$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Total current liabilities	$280,730	$1,266,571	$932,606	—	$2,479,907
Total long-term liabilities	30,781	608,371	127,725	—	766,877
Minority interest	—	—	4,335	—	4,335
Total stockholders’ equity	1,069,948	3,313,323	3,866,139	(3,767,809)	4,481,601
Total liabilities and stockholders’ equity	$1,381,459	$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Condensed Consolidating Statement of Income

For the thirteen weeks ended April 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,814,590	$1,423,056	$4,237,646
Cost of goods sold and occupancy costs	2,045	2,055,245	991,359	3,048,649
Gross profit	(2,045)	759,345	431,697	1,188,997
Operating and other expenses	59,657	530,863	308,130	898,650
Income (loss) before income taxes and minority interest	(61,702)	228,482	123,567	290,347
Income tax expense	—	63,078	41,447	104,525
Income (loss) before minority interest	(61,702)	165,404	82,120	185,822
Minority interest	—	—	(252)	(252)
Net income (loss)	$(61,702)	$165,404	$82,372	$186,074

Condensed Consolidating Statement of Income

For the thirteen weeks ended April 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,560,173	$1,338,879	$3,899,052
Cost of goods sold and occupancy costs	1,740	1,891,575	943,885	2,837,200
Gross profit	(1,740)	668,598	394,994	1,061,852
Operating and other expenses	46,166	479,717	303,182	829,065
Income (loss) before income taxes and minority interest	(47,906)	188,881	91,812	232,787
Income tax expense	—	69,562	15,405	84,967
Income (loss) before minority interest	(47,906)	119,319	76,407	147,820
Minority interest	—	—	78	78
Net income (loss)	$(47,906)	$119,319	$76,329	$147,742

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended April 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$36,434	$69,929	$61,952	$168,315
Investing Activities:
Acquisition of property and equipment	(18,254)	(78,151)	(18,152)	(114,557)
Increase in investment, net of cash acquired	—	—	—	—
Purchase of short-term investments	(2,257,198)	—		(2,257,198)
Proceeds from the sale of short-term investments	2,351,975	—	—	2,351,975
Cash used in investing activities	76,523	(78,151)	(18,152)	(19,780)
Financing Activities:
Payments on borrowings	(1,487)	—	—	(1,487)
Purchase of treasury stock	(168,522)	—	—	(168,522)
Excess tax benefits from stock-based compensation arrangements	9,327	5,193	336	14,856
Cash dividends paid	(160,490)	—	—	(160,490)
Other	55,141	—	—	55,141
Cash used in financing activities	(266,031)	5,193	336	(260,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,257	9,257
Net decrease in cash and cash equivalents	(153,074)	(3,029)	53,393	(102,710)
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$326,630	$46,361	$502,121	$875,112

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended April 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$74,310	$21,320	$61,935	$157,565
Investing Activities:
Acquisition of property and equipment	(7,087)	(34,189)	(22,172)	(63,448)
Acquisition of businesses, net of cash acquired	—	—	(3,872)	(3,872)
Purchase of short-term investments	(1,824,115)	—	—	(1,824,115)
Proceeds from the sale of short-term investments	1,840,227	—	—	1,840,227
Cash used in investing activities	9,025	(34,189)	(26,044)	(51,208)
Financing Activities:
Payments on borrowings	(637)	—	—	(637)
Purchase of treasury stock	(191,692)	—	—	(191,692)
Excess tax benefits from stock-based compensation arrangements	3,830	2,132	138	6,100
Cash dividends paid	(122,916)	—	—	(122,916)
Other	24,693	—	—	24,693
Cash used in financing activities	(286,722)	2,132	138	(284,452)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,035)	(3,035)
Net decrease in cash and cash equivalents	(203,387)	(10,737)	32,994	(181,130)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$325,888	$33,563	$456,729	$816,180

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

Beginning in fiscal 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS No. 123R”) on a modified retrospective basis. Our results for the first quarter of 2006 reflect, and our results for the first quarter of 2005 have been restated to reflect the impact of adopting SFAS No. 123R.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements regarding:

•            expected future revenues, operations, expenditures and cash needs;

•            our stock repurchase program and payment of annual cash dividends;

•            the projected number, timing and cost of new store openings;

•            estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•            sales and marketing plans;

•            potential mergers or acquisitions; and

•            projected improvements to our infrastructure and impact of such improvements on our business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of our 2005 Annual Report on Form 10-K, filed on February 28, 2006 for the year ended January 28, 2006. We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our results for the first quarter of 2006 reflect, and our results for the first quarter of 2005 have been restated to reflect the impact of SFAS No. 123R.

Consolidated Performance:

Net income for the first quarter of 2006 was $186.1 million or $0.25 per diluted share compared to $147.7 million or $0.20 per diluted share for the first quarter of

2005, an increase in net income of 26%. Our results for the first quarter of 2006 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts, supply chain improvements and expense management were key drivers of our results in the first quarter of 2006.

Sales:  Sales for the first quarter of 2006 were $4.2 billion, an increase of 8.7% from the first quarter of 2005. Comparable sales for our North American retail locations increased 1% for the first quarter of 2006 and comparable sales for our International retail locations were flat for the first quarter of 2006. We had 1,786 open stores as of April 29, 2006 compared to 1,695 stores as of April 30, 2005 and 1,780 stores as of January 28, 2006. This includes 6 stores opened and no stores closed during the first quarter of 2006. North American Delivery sales increased 16.8% for the first quarter of 2006. The increase in total sales also reflects a negative impact of foreign currency of $6.0 million for the first quarter of 2006.

Our strong sales growth in the first quarter of 2006 reflects our performance in core office supplies, ink and toner, our copy and print center business, paper and computer peripherals, slightly offset by our performance in business machines and furniture. The increase also reflects our continued focus on customer service as well as the continued success of our customer acquisition and retention efforts in our North American delivery business.

Gross Profit: Gross profit as a percentage of sales was 28.1% for the first quarter of 2006 compared to 27.2% for the first quarter of 2005. The increase in the gross profit rate for the first quarter of 2006 from the gross profit rate for the first quarter of 2005 is due to sales in higher margin categories including core office supplies, copy and print services and Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers.

Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.9% of sales for the first quarter of 2006 compared to 16.7% for the first quarter of 2005. The increase in operating expenses as a percentage of sales for the first quarter of 2006 primarily reflects planned investments to grow our copy and print center business. This increase was partially offset by our continued focus on expense management and leveraging of fixed expenses on higher sales.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.3% for the first quarter of 2006 compared to 4.5% for the first quarter of 2005. The decrease reflects strong expense control and leveraging of fixed expenses on higher sales.

Amortization of Intangibles: Amortization of intangibles was $3.2 million for the first quarter of 2006 compared to $3.4 million for the first quarter of 2005, reflecting the amortization of customer-related intangible assets and noncompetition agreements.

Interest income: Interest income increased to $19.5 million in the first quarter of 2006 from $11.0 million in the first quarter of 2005. The increase in interest income in fiscal 2006 is primarily due to a sustained increase in interest rates.

Interest expense: Interest expense increased to $14.7 million in the first quarter of 2006 from $10.0 million in the first quarter of 2005. The increase in interest expense in 2006 is primarily due to an increase in interest rates. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations and, as a result, have reduced interest expense for all periods presented. Excluding the impact of our interest rate swap agreements, interest expense would have been $15.0 million for the first quarter of 2006 and $12.9 million for the first quarter of fiscal 2005.

Miscellaneous expense:  Miscellaneous expense was $0.4 million for the first quarter of 2006 and $0.6 million for the first quarter of 2005. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.0% for the first quarter of 2006 and 36.5% for the first quarter of 2005. The decrease in our effective tax rate is primarily due to changes in the mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		April 29, 2006	April 30, 2005
	13 Weeks Ended		Increase From	Increase From
	April 29, 2006	April 30, 2005	Prior Year	Prior Year
Sales:
North American Retail	$2,311,600	$2,166,623	6.7%	9.3%
North American Delivery	1,381,551	1,183,316	16.8%	17.4%
International Operations	544,495	549,113	(0.8)%	18.9%
Total sales	$4,237,646	$3,899,052	8.7%	12.9%

	(Amounts in thousands)
	13 Weeks Ended		April 29, 2006	April 30, 2005
	April 29, 2006	April 30, 2005	% of Sales	% of Sales

Business Unit Income:
North American Retail	$180,237	$155,338	7.8%	7.2%
North American Delivery	130,119	103,920	9.4%	8.8%
International Operations	10,520	3,540	1.9%	0.6%
Business Unit Income	320,876	262,798	7.6%	6.7%
Stock-based compensation	(34,962)	(30,352)	(0.8)%	(0.8)%
Total reportable segments	$285,914	$232,446	6.7%	6.0%

North American Retail: Sales for North American Retail increased 6.7% for the first quarter of 2006 compared to the first quarter of 2005. The growth primarily reflects non-comparable store sales for the net stores opened in the prior year and throughout the first quarter of 2006, as well as an increase in comparable store sales of 1%. We added 5 stores to the North American store base in the first quarter of 2006. As of April 29, 2006, the North American store base included 1,527 open stores compared to 1,442 stores as of April 30, 2005 and 1,522 stores as of January 28, 2006. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $30 million for the first quarter of 2006. Our comparable store sales growth reflects positive performance in our copy and print center business, portable computers, core office supplies, ink and toner and computer peripherals, offset by negative performance in business software, business machines and furniture. Business unit income as a percentage of sales increased to 7.8% for the first quarter of 2006 from 7.2% for the first quarter of 2005. The increase in business unit income primarily reflects sales in higher margin categories including core office supplies, copy and print services and Staples brand products; and supply chain initiatives which lower the cost of moving product from our vendors to our customers. This increase was partially offset by planned investments to grow our copy and print center business.

North American Delivery: Sales for North American Delivery increased 16.8% for the first quarter of 2006 compared to the first quarter of 2005. The sales growth for the first quarter of 2006 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend. Business unit income increased to 9.4% of sales continued focus on higher margin Staples brand products; our first quarter of 2006 from 8.8% in the first quarter of 2005. The increase in business unit income primarily reflects our continued focus on higher margin Staples brand products; our supply chain efforts focused on improving our perfect order metric, decreasing the number of trips per order and lowering our reliance on wholesalers; continued increases in the number of orders placed electronically; leveraging of fixed expenses on higher sales; as well as more efficient and effective marketing spend.

International Operations: Sales for International Operations decreased 0.8% for the first quarter of 2006 compared to the first quarter of 2005. The decrease reflects the negative impact of foreign exchange rates to the U.S. dollar of $39.8 million for the first quarter of 2006. This was substantially offset by growth in local currency in our International delivery businesses as well as non-comparable store sales for stores opened in the prior year and throughout the first quarter of 2006.

As of April 29, 2006, the European store base included 259 open stores compared to 253 stores as of April 30, 2005 and 258 stores as of January 28, 2006. Comparable store sales were flat for the first quarter of 2006. Business unit income increased to $10.5 million for the first quarter of 2006 from $3.5 million for the first quarter of 2005. This primarily reflects prior year costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, which reduced business unit income in the first quarter of 2005, as well as more efficient marketing spend in our European delivery businesses in the first quarter of 2006.

Stock-Based Compensation: Stock-based compensation increased to $35.0 million in the first quarter of 2006 from $30.4 million in the first quarter of 2005. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, performance shares, as well as the company match in the employee 401(K) savings plan. The increase in this expense primarily reflects an increase in the number of shares issued and the market value of our common stock.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on February 28, 2006, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding our adoption of SFAS No. 123R with respect to stock-based compensation, there have been no material changes to our application of critical accounting policies and significant judgments and estimates since January 28, 2006.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $168.3 million for the first quarter of 2006 compared to $157.6 million for the first quarter of 2005. The increase in operating cash flow from 2005 to 2006 is primarily due to an increase in net income, offset by changes in working capital.

Cash used in investing activities was $19.8 million for the first quarter of 2006 compared to $51.2 million for the first quarter of 2005. This change is primarily due to seasonal fluctuations in our short-term investment portfolio, offset by an increase in capital expenditures.

Cash used in financing activities was $260.5 million for the first quarter of 2006 compared to $284.5 million for the first quarter of 2005. Cash used in financing activities primarily relates to cash used for the payment of our annual cash dividend and the purchase of shares under our share repurchase program, offset by cash received upon the exercise of employee stock options. On April 20, 2006 we paid a cash dividend of $0.22 per outstanding common share, or $160.5 million in the aggregate, to shareholders of record on March 31, 2006. The dividend declared and paid in 2006 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2005. Under our share repurchase programs, we repurchased 6.2 million shares for $151.8 million in the first quarter of 2006 and 8.7 million shares for $178.6 million in the first quarter of 2005.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.18 billion in total cash, short-term investments and funds available through credit agreements at April 29, 2006, which consisted of $808.4 million of available credit and $1.37 billion of cash and cash equivalents and short-term investments.

A summary, as of April 29, 2006, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding

Revolving Credit Facility effective through December 2009	$681,902	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Lines of credit	126,496	74
Capital leases and other notes payable	—	11,540
Total	$808,398	$536,614

We issue letters of credit under our revolving credit facility in the ordinary course of business. At April 29, 2006, we had $68.1 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $681.9 million.

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

We expect to open approximately 105 new stores in the next three quarters of 2006. We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $385 million on capital expenditures during the last three quarters of 2006.

Historically, we have primarily grown organically, and while we do not expect this to change, we may also use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. We do not rely on acquisitions to achieve our publicly announced target growth plans. While we will consider many types of acquisitions on an opportunistic basis, we target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographic markets that could become long term meaningful drivers of our business and financed from our operating cash flows. In connection with such targeted acquisitions, we plan to exercise the same discipline we use for other investments: pursuing those that we believe will earn a return above our long-term cost of capital within a two or three year time frame.

We believe that we will need to spend approximately $500 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations. With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile. To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend. In the third quarter of 2005, we announced a repurchase program under which we may repurchase up to $1.5 billion of Staples common stock through February 2, 2008. We paid our annual cash dividend of $0.22 per share of common stock on April 20, 2006 to shareholders of record on March 31, 2006, resulting in a total dividend payment of $160.5 million. While it is our intention to pay annual cash dividends in years following 2006, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At April 29, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2006. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-11 of our Annual Report on Form 10-K filed on February 28, 2006 for the year ended January 28, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 29, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 105 new stores in the last three quarters of fiscal 2006. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

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

As of April 29, 2006, we had operations in 19 countries in Europe, South America and Asia and a significant presence in Canada. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Further, our recent acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The following table provides information about our purchases of our common stock during the first quarter of fiscal 2006.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 29, 2006 – February 25, 2006	2,120,000	$23.09	2,120,000	$1,298,801,000
February 26, 2006 – April 1, 2006	2,522,900	$24.90	2,522,900	$1,235,972,000
April 2, 2006 – April 29, 2006	1,543,300	$25.92	1,543,300	$1,195,977,000
Total for the First Quarter of Fiscal 2006	6,186,200	$24.53	6,186,200	$1,195,977,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On October 7, 2005, we announced that our Board of Directors approved the repurchase by us of up to $1.5 billion of our common stock through February 2, 2008.

Item 6 – Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	May 12, 2006	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent.
10.2 +	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney.
10.3 +	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles.
10.4 +	Form of Severance Benefits Agreement signed by executive officers of the Company.
31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Filed herewith.

++  Furnished herewith