Form 10-Q
period 2006-07-29
STAPLES INC
filed 2006-08-15
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 29, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The registrant had 726,495,628 shares of Staples common stock outstanding as of August 11, 2006.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q

July 29, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	July 29,	Restated
	2006	January 28,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$734,714	$977,822
Short-term investments	306,655	593,082
Receivables, net	631,201	576,672
Merchandise inventories, net	1,903,665	1,706,372
Deferred income tax asset	135,542	149,257
Prepaid expenses and other current assets	156,454	141,339
Total current assets	3,868,231	4,144,544

Property and equipment:
Land and buildings	772,602	705,978
Leasehold improvements	925,662	884,853
Equipment	1,417,100	1,330,181
Furniture and fixtures	711,832	672,931
Total property and equipment	3,827,196	3,593,943
Less accumulated depreciation and amortization	1,961,193	1,835,549
Net property and equipment	1,866,003	1,758,394

Lease acquisition costs, net of accumulated amortization	34,179	34,885
Intangible assets, net of accumulated amortization	226,669	240,395
Goodwill	1,378,752	1,378,752
Other assets	187,929	175,750
Total assets	$7,561,763	$7,732,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,403,642	$1,435,815
Accrued expenses and other current liabilities	850,262	1,041,201
Debt maturing within one year	2,070	2,891
Total current liabilities	2,255,974	2,479,907

Long-term debt	514,642	527,606
Deferred income tax liability	6,660	5,845
Other long-term obligations	259,156	233,426
Minority interest	4,082	4,335

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 841,397,235 shares at July 29, 2006 and 829,695,100 shares at January 28, 2006	505	498
Additional paid-in capital	3,112,921	2,937,362
Cumulative foreign currency translation adjustments	119,140	87,085
Retained earnings	3,378,998	3,192,630
Less: Treasury stock at cost - 113,245,422 shares at July 29, 2006, and 99,253,565 shares at January 28, 2006	(2,090,315)	(1,735,974)
Total stockholders' equity	4,521,249	4,481,601
Total liabilities and stockholders' equity	$7,561,763	$7,732,720

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
		Restated		Restated
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Sales	$3,880,674	$3,471,964	$8,118,320	$7,371,016
Cost of goods sold and occupancy costs	2,784,070	2,482,578	5,832,719	5,319,778
Gross profit	1,096,604	989,386	2,285,601	2,051,238

Operating and other expenses:
Operating and selling	664,975	608,128	1,381,132	1,260,549
General and administrative	176,324	164,003	360,047	337,586
Amortization of intangibles	3,043	3,441	6,246	6,843
Total operating expenses	844,342	775,572	1,747,425	1,604,978

Operating income	252,262	213,814	538,176	446,260

Other income (expense):
Interest income	11,096	13,841	30,613	24,791
Interest expense	(11,089)	(15,051)	(25,745)	(25,039)
Miscellaneous income (expense)	(431)	462	(859)	(159)
Income before income taxes and minority interest	251,838	213,066	542,185	445,853
Income tax expense	90,662	77,769	195,187	162,736
Income before minority interest	161,176	135,297	346,998	283,117
Minority interest	(1)	120	(253)	198
Net income	$161,177	$135,177	$347,251	$282,919

Earnings Per Share:

Basic earnings per common share	$0.22	$0.18	$0.48	$0.39
Diluted earnings per common share	$0.22	$0.18	$0.47	$0.38

Dividends declared per common share	$—	$—	$0.22	$0.17

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
		Restated
	July 29,	July 30,
	2006	2005
Operating Activities:
Net income	$347,251	$282,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,495	149,175
Stock-based compensation	73,987	60,449
Deferred tax expense (benefit)	11,941	(6,650)
Excess tax benefits from stock-based compensation arrangements	(21,074)	(13,560)
Other	4,432	8,172
Changes in assets and liabilities:
Increase in receivables	(48,548)	(40,077)
Increase in merchandise inventories	(182,050)	(143,065)
Increase in prepaid expenses and other assets	(21,476)	(1,428)
(Decrease) increase in accounts payable	(42,818)	106,895
Decrease in accrued expenses and other liabilities	(166,860)	(129,278)
Increase in other long-term obligations	11,364	13,776
Net cash provided by operating activities	128,644	287,328

Investing Activities:
Acquisition of property and equipment	(253,729)	(173,505)
Increase in investment, net of cash acquired	—	(3,872)
Purchase of short-term investments	(3,892,485)	(3,831,936)
Proceeds from the sale of short-term investments	4,178,911	3,792,356
Net cash provided by (used in) investing activities	32,697	(216,957)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	81,952	72,238
Proceeds from borrowings	—	1,576
Payments on borrowings	(2,297)	(1,316)
Cash dividends paid	(160,883)	(123,405)
Excess tax benefits from stock-based compensation arrangements	21,074	13,560
Purchase of treasury stock, net	(354,341)	(340,171)
Net cash used in financing activities	(414,495)	(377,518)

Effect of exchange rate changes on cash and cash equivalents	10,046	(8,430)

Net decrease in cash and cash equivalents	(243,108)	(315,577)
Cash and cash equivalents at beginning of period	977,822	997,310
Cash and cash equivalents at end of period	$734,714	$681,733

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A—Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ending July 29, 2006 (also referred to as the “second quarter of 2006” and the “first half of 2006”, respectively) and the period covering the thirteen and twenty-six weeks ending July 30, 2005 (also referred to as the “second quarter of 2005” and the “first half of 2005”, respectively).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) as of January 29, 2006 using the modified retrospective method.  As a result, the consolidated financial statements for the second quarter and first half of 2005 have been restated to reflect the adoption of this standard.  The impact on net income for the adoption of SFAS No. 123R is consistent with the pro forma amounts previously disclosed in our quarterly reports.

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

Note B—New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operations.

Note C—Employee Benefit Plans

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

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”).  Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding.  The 2004 Plan authorizes the issuance of up to 62.3 million shares of the Company’s common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions.  All employee stock awards are made using registered shares. As of February 27, 1997, Staples’ 1987 Stock Option Plan (the “1987 Plan”) expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the market price of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2006	68,472,992	$15.68
Granted	58,750	24.21
Exercised	(4,401,217)	12.22
Canceled	(823,799)	18.44
Outstanding at April 29, 2006	63,306,726	$15.90
Granted	4,292,883	24.47
Exercised	(2,018,310)	13.28
Canceled	(741,526)	19.72
Outstanding at July 29, 2006	64,839,773	$16.50	$339,593

Exercisable at July 29, 2006	38,946,261	$14.06	$299,107

The weighted average fair value of options granted during both the three and six months ended July 29, 2006 was $7.86.   The weighted average fair value of options granted during the three and six months ended July 30, 2005 was $6.43 and $6.44, respectively.

The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00—$ 9.00	1,911,367	2.03	$6.85	1,910,850	$6.85
$9.001—$10.00	5,900,295	4.54	9.72	5,850,048	9.72
$10.001—$11.00	6,858,135	5.38	10.51	6,617,891	10.51
$11.001—$13.00	9,291,928	6.60	12.14	6,662,344	12.11
$13.001—$14.00	3,842,805	3.04	13.37	3,764,264	13.37
$14.001—$19.00	2,519,171	4.64	16.27	1,953,459	16.11
$19.001—$20.00	11,836,589	7.70	19.16	5,420,309	19.15
$20.001—$21.00	3,991,701	3.79	20.67	3,608,498	20.66
$21.001—$22.00	13,518,038	8.91	21.31	3,053,840	21.31
$22.001—$25.00	5,169,744	9.69	24.18	104,758	22.36
$0.00—$25.00	64,839,773	6.62	$16.50	38,946,261	$14.06

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

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	13 and 26 Weeks Ended
	July 29, 2006	July 30, 2005
Risk free interest rate	5.1%	3.8%
Expected dividend yield	0.8%	0.8%
Expected stock volatility	31%	33%
Expected life of options	5.1 years	5.0 years

The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company’s history that would impact the value of the stock options granted to employees.

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plan and the issuance of stock options, Staples recognized $22.6 million and $43.5 million in compensation expense for the three months and six months ended July 29, 2006, respectively and $18.9 million and $37.3 million in compensation expense for the three months and six months ended July 30, 2005, respectively.  At July 29, 2006, the Company had $159.1 million of stock options to be expensed over the period through July 2010.

Restricted Stock

In 2003, the Company began granting restricted shares in lieu of special grants of stock options in order to better align management and shareholder interests.  All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest.  Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples.  The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant and is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company’s restricted stock activities in the six months ended July 29, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 29, 2006	2,018,614	$18.45
Granted	13,500	24.16
Released	(525,000)	19.75
Forfeited	—	—
Outstanding at April 29, 2006	1,507,114	$18.05
Granted	4,876,949	24.50
Released	(34,076)	20.50
Forfeited	(249)	21.10
Outstanding at July 29, 2006	6,349,738	$22.99

In connection with the issuance of restricted stock, Staples recognized $4.7 million and $6.9 million in compensation expense for the three and six months ended July 29, 2006 compared to $3.2 and $6.0 million for the three and six months ended July 30, 2005, respectively.  At July 29, 2006, Staples had $113.4 million of restricted shares to be expensed over the period through July 2009.

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

The fair value of PARS is based upon the market price of the underlying common stock as of the date of grant. As of July 29, 2006, Staples had 980,920 PARS that were issued during fiscal year 2005. The shares have a weighted-average fair market value of $21.72 and initially vest in March 2010 or will accelerate in full in March 2007, 2008 or 2009.  PARS issued in fiscal year 2004 have a weighted-average fair market value of $19.79 and vested in March 2006 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 28, 2006.

In connection with the issuance of PARS, Staples recognized $6.1 million and $12.3 million in compensation expense for the three and six months ended July 29, 2006, respectively, and $5.1 million and $10.0 million for the three and six months ended July 30, 2005, respectively.

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

The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of July 29, 2006, Staples had 541,200 performance shares that were issued during fiscal year 2006. The shares have a weighted-average fair market value of $23.43. In connection with the issuance of performance shares, Staples recognized $1.0 million in compensation expense for the second quarter of 2006 and $2.1 million for the first half of 2006.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period.

In connection with this plan, Staples recognized $4.6 million and $9.2 million in compensation expense for the three and six months ended July 29, 2006 and $3.6 million and $7.1 million in compensation expense for the three and six months ended July 30, 2005.

Note D—Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income	$161,177	$135,177	$347,251	$282,919
Other comprehensive income:
Foreign currency translation adjustments, net	8,578	(25,775)	34,240	(40,726)
Change in the fair value of derivatives	3,483	(7,952)	(3,768)	(5,619)
Tax effect of changes in the fair value of derivatives	(1,463)	3,340	1,583	2,361
Total comprehensive income	$171,775	$104,790	$379,306	$238,935

Note E—Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two common stock split to be effected in the form of a stock dividend to shareholders of record as of March 29, 2005. The stock dividend was distributed on April 15, 2005.  All share and per share data has been restated to reflect the effect of this three-for-two common stock split.

Note F—Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2006 and 2005 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Numerator:
Net income	$161,177	$135,177	$347,251	$282,919
Denominator:
Weighted-average common shares outstanding	723,466	732,325	724,617	734,742
Effect of dilutive securities:
Employee stock options and restricted stock	20,602	19,554	19,569	19,129
Weighted-average common shares outstanding assuming dilution	744,068	751,879	744,186	753,871

Basic earnings per common share	$0.22	$0.18	$0.48	$0.39
Diluted earnings per common share	$0.22	$0.18	$0.47	$0.38

Note G—Segment Reporting

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

Staples evaluates performance and allocates resources based on profit or loss from operations before stock-based compensation, interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income/(loss)”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income/(loss) by reportable segment for the second quarter and first half of 2006 and 2005 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	Sales		Sales
North American Retail	$2,032,138	$1,851,290	$4,343,738	$4,017,913
North American Delivery	1,338,723	1,148,215	2,720,274	2,331,531
International Operations	509,813	472,459	1,054,308	1,021,572
Total reportable segments	$3,880,674	$3,471,964	$8,118,320	$7,371,016

	Business Unit Income		Business Unit Income
North American Retail	$158,382	$139,547	$338,618	$294,885
North American Delivery	140,626	116,288	270,746	220,208
International Operations	(7,721)	(11,924)	2,799	(8,384)
Business unit income	$291,287	$243,911	$612,163	$506,709
Stock-based compensation	(39,025)	(30,097)	(73,987)	(60,449)
Total reportable segments	$252,262	$213,814	$538,176	$446,260
Interest and other expense, net	(424)	(748)	4,009	(407)
Income before income taxes and minority interest	$251,838	$213,066	$542,185	$445,853

Note H—Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the second quarter and first half of 2006 and 2005.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of July 29, 2006

(in thousands)

			Non
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$196,773	$41,881	$496,060	$—	$734,714
Short-term investments	306,655	—	—	—	306,655
Merchandise inventories	—	1,166,416	737,249	—	1,903,665
Other current assets	124,799	385,474	412,924	—	923,197
Total current assets	628,227	1,593,771	1,646,233	—	3,868,231
Net property, equipment and other assets	372,442	1,074,926	867,412	—	2,314,780
Goodwill	173,029	96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(329,575)	2,591,995	1,626,560	(3,888,980)	—
Total assets	$844,123	$5,357,429	$5,249,191	$(3,888,980)	$7,561,763

Total current liabilities	$246,674	$1,064,997	$944,303	$—	$2,255,974
Total long-term liabilities	41,381	609,760	129,317	—	780,458
Minority interest	—	—	4,082	—	4,082
Total stockholders’ equity	556,068	3,682,672	4,171,489	(3,888,980)	4,521,249
Total liabilities and stockholders’ equity	$844,123	$5,357,429	$5,249,191	$(3,888,980)	$7,561,763

Condensed Consolidating Balance Sheet

As of January 28, 2006

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$479,704	$49,390	$448,728	$—	$977,822
Short-term investments	593,082	—	—	—	593,082
Merchandise inventories	—	1,048,654	657,718	—	1,706,372
Other current assets	138,792	325,075	403,401	—	867,268
Total current assets	1,211,578	1,423,119	1,509,847	—	4,144,544
Net property, equipment and other assets	353,275	989,490	866,659	—	2,209,424
Goodwill	173,029	96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(356,423)	2,678,919	1,445,313	(3,767,809)	—
Total assets	$1,381,459	$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Total current liabilities	$280,730	$1,266,571	$932,606	—	$2,479,907
Total long-term liabilities	30,781	608,371	127,725	—	766,877
Minority interest	—	—	4,335	—	4,335
Total stockholders’ equity	1,069,948	3,313,323	3,866,139	(3,767,809)	4,481,601
Total liabilities and stockholders’ equity	$1,381,459	$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Condensed Consolidating Statement of Income

For the 13 weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,574,433	$1,306,241	$3,880,674
Cost of goods sold and occupancy costs	2,041	1,859,726	922,303	2,784,070
Gross profit	(2,041)	714,707	383,938	1,096,604
Operating and other expenses	60,875	483,386	300,505	844,766
Income (loss) before income taxes and minority interest	(62,916)	231,321	83,433	251,838
Income tax expense	—	60,794	29,868	90,662
Income (loss) before minority interest	(62,916)	170,527	53,565	161,176
Minority interest	—	—	(1)	(1)
Net income (loss)	$(62,916)	$170,527	$53,566	$161,177

Condensed Consolidating Statement of Income

For the 13 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,306,082	$1,165,882	$3,471,964
Cost of goods sold and occupancy costs	1,620	1,653,894	827,064	2,482,578
Gross profit	(1,620)	652,188	338,818	989,386
Operating and other expenses	20,448	469,512	286,360	776,320
Income (loss) before income taxes and minority interest	(22,068)	182,676	52,458	213,066
Income tax expense	—	63,911	13,858	77,769
Income (loss) before minority interest	(22,068)	118,765	38,600	135,297
Minority interest	—	—	120	120
Net income (loss)	$(22,068)	$118,765	$38,480	$135,177

Condensed Consolidating Statement of Income

For the 26 weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$5,389,023	$2,729,297	$8,118,320
Cost of goods sold and occupancy costs	4,086	3,914,969	1,913,664	5,832,719
Gross profit	(4,086)	1,474,054	815,633	2,285,601
Operating and other expenses	120,561	1,014,179	608,676	1,743,416
Income (loss) before income taxes and minority interest	(124,647)	459,875	206,957	542,185
Income tax expense	—	123,872	71,315	195,187
Income (loss) before minority interest	(124,647)	336,003	135,642	346,998
Minority interest	—	—	(253)	(253)
Net income (loss)	$(124,647)	$336,003	$135,895	$347,251

Condensed Consolidating Statement of Income

For the 26 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$4,866,255	$2,504,761	$7,371,016
Cost of goods sold and occupancy costs	3,361	3,545,468	1,770,949	5,319,778
Gross profit	(3,361)	1,320,787	733,812	2,051,238
Operating and other expenses	43,841	966,038	595,506	1,605,385
Income (loss) before income taxes and minority interest	(47,202)	354,749	138,306	445,853
Income tax expense	—	133,736	29,000	162,736
Income (loss) before minority interest	(47,202)	221,013	109,306	283,117
Minority interest	—	—	198	198
Net income (loss)	$(47,202)	$221,013	$109,108	$282,919

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(113,502)	$161,467	$80,679	$128,644
Investing Activities:
Acquisition of property and equipment	(32,547)	(177,082)	(44,100)	(253,729)
Purchase of short-term investments	(3,892,485)	—	—	(3,892,485)
Proceeds from sale of short-term investments	4,178,911	—	—	4,178,911
Cash provided by (used in) investing activities	253,879	(177,082)	(44,100)	32,697
Financing Activities:
Payments on borrowings	(2,297)	—	—	(2,297)
Purchase of treasury stock, net	(354,341)	—	—	(354,341)
Excess tax benefits from stock-based compensation arrangements	12,261	8,106	707	21,074
Cash dividends paid	(160,883)	—	—	(160,883)
Other	81,952	—	—	81,952
Cash (used in) provided by financing activities	(423,308)	8,106	707	(414,495)
Effect of exchange rate changes on cash and cash equivalents	—	—	10,046	10,046
Net (decrease) increase in cash and cash equivalents	(282,931)	(7,509)	47,332	(243,108)
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$196,773	$41,881	$496,060	$734,714

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 30, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$255,366	$77,939	$(45,977)	$287,328
Investing Activities:
Acquisition of property and equipment	(26,316)	(89,164)	(58,025)	(173,505)
Increase in investment, net of cash acquired	—	—	(3,872)	(3,872)
Purchase of short-term investments	(3,831,936)	—	—	(3,831,936)
Proceeds from sale of short-term investments	3,792,356	—	—	3,792,356
Cash used in investing activities	(65,896)	(89,164)	(61,897)	(216,957)
Financing Activities:
Proceeds from borrowings	1,576	—	—	1,576
Payments on borrowings	(1,316)	—	—	(1,316)
Purchase of treasury stock, net	(340,171)	—	—	(340,171)
Excess tax benefits from stock-based compensation arrangements	7,350	5,627	583	13,560
Cash dividends paid	(123,405)	—	—	(123,405)
Other	72,238	—	—	72,238
Cash (used in) provided by financing activities	(383,728)	5,627	583	(377,518)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,430)	(8,430)
Net decrease in cash and cash equivalents	(194,258)	(5,598)	(115,721)	(315,577)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$335,017	$38,702	$308,014	$681,733

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

Beginning in fiscal 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS No. 123R”) on a modified retrospective basis. Our results for the second quarter and first half of 2006 reflect and our results for the second quarter and first half of 2005 have been restated to reflect the impact of adopting SFAS No. 123R.

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

•                  future activity under our stock repurchase program and payment of future cash dividends;

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this report.  We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.  Our results for the second quarter of 2006 reflect and our results for the second quarter of 2005 have been restated to reflect the impact of SFAS No. 123R.

Consolidated Performance:

Net income for the second quarter of 2006 was $161.2 million or $0.22 per diluted share compared to $135.2 million or $0.18 per diluted share for the second quarter of 2005, an increase in net income of 19%. Net income for the first half of 2006 was $347.3 million or $0.47 per diluted share compared to $282.9 million or $0.38 per diluted share for the first half of 2005. We achieved the results for the second quarter and first half of 2006 by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts, supply chain improvements and expense management were also key drivers of our results in the second quarter and first half of 2006.

Sales:  Sales for the second quarter of 2006 were $3.9 billion, an increase of 11.8% from the second quarter of 2005. Sales for the first half of 2006 were $8.1 billion, an increase of 10.1% from the first half of 2005. Comparable sales for our North American retail locations increased 4% for the second quarter of 2006 and 2% for the first half of 2006 and comparable sales for our International retail locations increased 1% for the second quarter and first half of 2006. We had 1,801 open stores as of July 29, 2006 compared to 1,716 stores as of July 30, 2005 and 1,780 stores as of January 28, 2006.  This includes 16 stores opened and one store closed during the second quarter of 2006 and 22 stores opened and one store closed during the first half of 2006. North American Delivery sales increased 16.6% for the second quarter of 2006 and 16.7% for the first half of 2006 compared to the second quarter and first half of 2005.  The increase in total sales also reflects the positive impact of foreign currency of $61 million for the second quarter of 2006 and $55 million for the first half of 2006.

Our strong sales growth in the second quarter and first half of 2006 reflects our performance in core office supplies, ink and toner, paper, portable computers, our copy and print center business and computer peripherals.  The increase also reflects our continued focus on customer service as well as the continued success of our customer acquisition and retention efforts in our North American delivery business.

Gross Profit: Gross profit as a percentage of sales was 28.3% for the second quarter of 2006 and 28.2% for the first half of 2006 compared to 28.5% for the second quarter of 2005 and 27.8% for the first half of 2005. The decrease in the gross profit rate for the second quarter of 2006 is primarily due to costs associated with the opening of three new fulfillment centers.  These costs were partially offset by increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products as well as supply chain initiatives which lower the cost of moving products from vendors to our customers.  The increase in the gross profit rate for the first half of 2006 compared to the first half of 2005 is due to increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products as well as our supply chain initiatives.

Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.1% of sales for the second quarter of 2006 and 17.0% for the first half of 2006 compared to 17.5% and 17.1% for the corresponding periods in 2005. The decrease in operating expenses as a percentage of sales for the second quarter of 2006 and the first half of 2006 primarily reflects our continued focus on expense management and leveraging of fixed expenses on higher sales.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.5% for the second quarter of 2006 and 4.4% for the first half of 2006 compared to 4.7% for the second quarter of 2005 and 4.6% for the first half of 2005. The decrease in general and administrative expenses for the second quarter and first half of 2006 reflects strong expense control and leveraging of fixed expenses on higher sales.

Amortization of Intangibles: Amortization of intangibles was $3.0 million for the second quarter of 2006 and $6.2 million for the first half of 2006 compared to $3.4 million for the second quarter of 2005 and $6.8 million for the first half of 2005, reflecting the amortization of customer-related intangible assets and noncompetition agreements.

Interest income: Interest income was $11.1 million for the second quarter of 2006 and $30.6 million for the first half of 2006 compared to $13.8 million in the second quarter of 2005 and $24.8 million for the first half of 2005.  The decrease in interest income in the second quarter of fiscal 2006 is primarily due to a reduction in our average cash and short term investment portfolio in the second quarter of 2006 compared with the second quarter of 2005, partially offset by higher interest rates.  The increase in interest income for the first half of 2006 compared to the first half of 2005 is due to an increase in interest rates, partially offset by the reduction in our average cash and short term investment portfolio.

Interest expense: Interest expense was $11.1 million for the second quarter of 2006 and $25.7 million for the first half of 2006 compared to $15.1 million for the second quarter of 2005 and $25.0 million for the first half of 2005.  The decrease in interest expense in the second quarter of 2006 is primarily due to a reduction in outstanding borrowings for our International operations in the second quarter of 2006 compared to the second quarter of 2005, partially offset by higher interest rates.  The increase in interest expense for the first half of 2006 compared to the first half of 2005 is due to an increase in interest rates, partially offset by a reduction in outstanding borrowings for our International operations. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense for second quarter and first half of 2006.  Excluding the impact of our interest rate swap agreements, interest expense would have been $10.7 million for the second quarter of 2006 and $25.6 million for the first half of 2006 compared to $16.9 million for the second quarter of 2005 and $29.8 million for the first half of 2005.

Miscellaneous income (expense):  Miscellaneous expense was $0.4 million for the second quarter of 2006 and $0.9 million for the first half of 2006 compared to miscellaneous income of $0.5 million for the second quarter of 2005 and miscellaneous expense of $0.2 million for the first half of 2005. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.0% for the second quarter and first half of 2006 and 36.5% for the second quarter and first half of 2005.  The decrease in our effective tax rate is primarily due to changes in the mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note G to our Consolidated Financial Statements):

	(Amounts in thousands)		July 29, 2006	July 30, 2005
	13 Weeks Ended		Increase From	Increase From
	July 29, 2006	July 30, 2005	Prior Year	Prior Year
Sales:
North American Retail	$2,032,138	$1,851,290	9.8%	8.9%
North American Delivery	1,338,723	1,148,215	16.6%	17.2%
International Operations	509,813	472,459	7.9%	15.5%
Total sales	$3,880,674	$3,471,964	11.8%	12.4%

	(Amounts in thousands)
	13 Weeks Ended		July 29, 2006	July 30, 2005
	July 29, 2006	July 30, 2005	% of Sales	% of Sales

Business Unit Income:
North American Retail	$158,382	$139,547	7.8%	7.5%
North American Delivery	140,626	116,288	10.5%	10.1%
International Operations	(7,721)	(11,924)	(1.5)%	(2.5)%
Business unit income	291,287	243,911	7.5%	7.0%
Stock-based compensation	(39,025)	(30,097)	(1.0)%	(0.9)%
Total reportable segments	$252,262	$213,814	6.5%	6.2%

	(Amounts in thousands)		July 29, 2006	July 30, 2005
	26 Weeks Ended		Increase From	Increase From
	July 29, 2006	July 30, 2005	Prior Year	Prior Year
Sales:
North American Retail	$4,343,738	$4,017,913	8.1%	9.1%
North American Delivery	2,720,274	2,331,531	16.7%	17.3%
International Operations	1,054,308	1,021,572	3.2%	17.3%
Total sales	$8,118,320	$7,371,016	10.1%	12.7%

	(Amounts in thousands)
	26 Weeks Ended		July 29, 2006	July 30, 2005
	July 29, 2006	July 30, 2005	% of Sales	% of Sales

Business Unit Income:
North American Retail	$338,618	$294,885	7.8%	7.3%
North American Delivery	270,746	220,208	10.0%	9.4%
International Operations	2,799	(8,384)	0.3%	(0.8)%
Business unit income	612,163	506,709	7.5%	6.9%
Stock-based compensation	(73,987)	(60,449)	(0.9)%	(0.8)%
Total reportable segments	$538,176	$446,260	6.6%	6.1%

North American Retail: Sales for North American Retail increased 9.8% for the second quarter of 2006 and 8.1% for the first half of 2006 compared to the second quarter and first half of 2005.  The growth for the second quarter reflects an increase in comparable store sales of 4% as well as non-comparable store sales for the net stores opened in the prior year and throughout the first half of 2006.  Growth for the first half of 2006 primarily reflects non-comparable store sales for the net stores opened in the prior year and throughout the first half of 2006 as well as an increase in comparable store sales of 2%.  We added 12 stores to the North American store base in the second quarter of 2006 and 17 stores in the first half of 2006.  As of July 29, 2006, the North American store base included 1,539 open stores compared to 1,462 stores as of July 30, 2005 and 1,522 stores as of January 28, 2006. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $41 million for the second quarter of 2006 and $71 million for the first half of 2006. Our comparable store sales growth for the second quarter and first half of 2006 reflects strong performance in portable computers, core office supplies, our copy and print center business, ink and toner and computer peripherals.  Business unit income as a percentage of sales increased to 7.8% for the second quarter and first half of 2006 from 7.5% for the second quarter of 2005 and 7.3% for the first half of 2005. The increase in business unit income for the second quarter of 2006 primarily reflects our focus on expense management and leveraging of fixed expenses on higher sales as well as increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products, and supply chain initiatives which lower the cost of moving product from our vendors to our customers. This increase was partially offset by planned investments in marketing. The increase in business unit income for the first half of 2006 primarily reflects increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products, and supply chain initiatives, partially offset by planned investments in marketing.

North American Delivery: Sales for North American Delivery increased 16.6% for the second quarter of 2006 and 16.7% for the first half of 2006 compared to the second quarter and first half of 2005. The sales growth for the second quarter and first half of 2006 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend.  Business unit income increased to 10.5% of sales for the second quarter of 2006 and 10.0% for the first half of 2006 from 10.1% in the second quarter of 2005 and 9.4% for the first half of 2005.  The increase in business unit income primarily reflects more efficient and effective marketing spend, our continued focus on higher margin Staples brand products; our supply chain efforts focused on improving our perfect order metric, decreasing the number of trips per order and lowering our reliance on wholesalers; continued increases in the number of orders placed electronically; and leveraging of fixed expenses on higher sales, partially offset by the costs associated with the opening of three new fulfillment centers in 2006.

International Operations: Sales for International Operations increased 7.9% for the second quarter of 2006 and 3.2% for the first half of 2006 compared to the second quarter and first half of 2005.  The increase for the second quarter of 2006 reflects the positive impact of foreign exchange rates to the U.S. dollar of $15 million as well as non-comparable store sales for stores opened in the prior year and throughout the second quarter of 2006 and growth in local currency in our International delivery businesses.  The increase for the first half of 2006 reflects growth in local currency in our International delivery businesses as well as non-comparable store sales for stores opened in the prior year and throughout the first half of 2006.  The increase for the first half of 2006 was offset by the negative impact of foreign exchange rates to the U.S. dollar of $25 million.  As of July 29, 2006, the European store base included 262 open stores compared to 254 stores as of July 30, 2005 and 258 stores as of January 28, 2006.  Comparable store sales increased 1% for the second quarter and first half of 2006.  Business unit loss decreased to $7.7 million for the second quarter of 2006 and increased to income of $2.8 million for the first half of 2006 from an $11.9 million loss for the second quarter of 2005 and an $8.4 million loss for the first half of 2005.  This improvement primarily reflects prior year costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, which reduced business unit income in the second quarter and first half of 2005, as well as more efficient marketing spend in our European delivery businesses in the second quarter and first half of 2006.  This improvement was partially offset by continued sales weakness in our retail business in the United Kingdom and our delivery business in France.

Stock-Based Compensation: Stock-based compensation increased to $39.0 million in the second quarter of 2006 and $74.0 million for the first half of 2006 from $30.1 million in the second quarter of 2005 and $60.4 million for the first half of 2005. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, performance shares, as well as the company match in the employee 401(K) savings plan. The increase in this expense for the second quarter and first half of 2006 is due to an increase in the market value of our common stock as well as changes in the mix of stock awards granted.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K for the year ended January 28, 2006, filed on February 28, 2006, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding our adoption of SFAS No. 123R with respect to stock-based compensation, there have been no material changes to our application of critical accounting policies and significant judgments and estimates since January 28, 2006.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $128.6 million for the first half of 2006 compared to $287.3 million for the first half of 2005.  The decrease in operating cash flow from 2005 to 2006 is primarily due to changes in working capital, offset by an increase in net income.

Cash provided by investing activities was $32.7 million for the first half of 2006 compared to cash used in investing activities of $217.0 million for the first half of 2005. This change is primarily due to fluctuations in our short-term investment portfolio, offset by an increase in capital expenditures.

Cash used in financing activities was $414.5 million for the first half of 2006 compared to $377.5 million for the first half of 2005.  Cash used in financing activities primarily relates to cash used for the purchase of shares under our share repurchase program and the payment of our annual cash dividend, offset by cash received upon the exercise of employee stock options.  On April 20, 2006 we paid a cash dividend of $0.22 per outstanding common share, or $160.9 million in the aggregate, to shareholders of record on March 31, 2006.  The dividend declared and paid in 2006 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2005.  Under our share repurchase programs, we repurchased 13.9 million shares for $337.6 million in the first half of 2006 and 15.5 million shares for $326.4 million in the first half of 2005.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $1.88 billion in total cash, short-term investments and funds available through credit agreements at July 29, 2006, which consisted of $836.1 million of available credit and $1.04 billion of cash and cash equivalents and short-term investments.

A summary, as of July 29, 2006, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding

Revolving Credit Facility effective through December 2009	$681,957	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Lines of credit	154,124	244
Capital leases and other notes payable	—	10,703
Total	$836,081	$535,947

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At July 29, 2006, we had $68.0 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $682.0 million.

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

We expect to open approximately 85 new stores during the last half of 2006.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $250 million on capital expenditures during the second half of 2006.

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

We believe that we will need to spend approximately $500 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend.  In the third quarter of 2005, we announced a repurchase program under which we may repurchase up to $1.5 billion of Staples common stock through February 2, 2008. We paid our annual cash dividend of $0.22 per share of common stock on April 20, 2006 to shareholders of record on March 31, 2006, resulting in a total dividend payment of $160.9 million. While it is our intention to pay annual cash dividends in years following 2006, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At July 29, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2006.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-11 of our Annual Report on Form 10-K filed on February 28, 2006 for the year ended January 28, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 29, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 29, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Our market is highly competitive and we may not continue to compete successfully.

The office products market is highly competitive.  We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, employees, locations, products, services and other important aspects of our business.  In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products.  Increased competition or improved performance by our competitors could reduce our market share, profit margin and projected operating results, and could adversely affect our business and financial performance in other ways.

We may be unable to continue to open new stores and enter new markets successfully.

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 85 new stores during the last half of fiscal 2006.  For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

Our growth may continue to strain operations, which could adversely affect our business and financial performance.

Our business has grown dramatically over the past several years and continues to grow through organic growth and strategic acquisitions. Accordingly, sales of our products and services, the number of stores that we operate, the number of countries in which we conduct business and the number of associates have grown and likely will continue to grow. This growth places significant demands on management and operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance. In addition, as we grow, our business is subject to a wider array of complex state and federal regulations, and may be increasingly the target of private actions alleging violations of such regulations.  This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

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

As of July 29, 2006, we had operations in 19 countries in Europe, South America and Asia and a significant presence in Canada. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.  Further, our recent acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law.  The plaintiffs have alleged that we improperly classified both general and assistant store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present.  The court has granted class certification to the plaintiffs.  The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations.  The trial date for the case has been scheduled for March 2007.  We believe we have meritorious defenses in the litigation and expect to prevail.  If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The following table provides information about our purchases of our common stock during the second quarter of fiscal 2006.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 30, 2006 — May 27, 2006	1,873,000	$25.19	1,873,000	$1,148,800,000
May 28, 2006 — July 1, 2006	3,070,558	$24.05	3,070,558	$1,074,956,000
July 2, 2006 — July 29, 2006	2,818,541	$22.99	2,818,541	$1,010,149,000
Total for the Second quarter of Fiscal 2006	7,762,099	$23.94	7,762,099	$1,010,149,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On October 7, 2005, we announced that our Board of Directors approved the repurchase by us of up to $1.5 billion of our common stock through February 2, 2008.

Item 4—Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 6, 2006, the results of which we reported in our Current Report on Form 8-K filed on June 9, 2006 (File No. 0-17586), which Form 8-K is incorporated herein by reference.

Item 6—Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference,  are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date: August 14, 2006	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1+	Amended and Restated By-laws of the Company.
31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________

+    Filed herewith.

++  Furnished herewith.