Form 10-Q
period 2006-10-28
STAPLES INC
filed 2006-11-14
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 28, 2006

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

The registrant had 722,631,581 shares of Staples common stock outstanding as of November 10, 2006.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q
October 28, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	October 28,	Restated
	2006	January 28,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$804,744	$977,822
Short-term investments	516,234	593,082
Receivables, net	717,769	576,672
Merchandise inventories, net	1,909,252	1,706,372
Deferred income tax asset	128,180	149,257
Prepaid expenses and other current assets	155,371	141,339
Total current assets	4,231,550	4,144,544
Property and equipment:
Land and buildings	775,754	705,978
Leasehold improvements	946,436	884,853
Equipment	1,472,756	1,330,181
Furniture and fixtures	727,269	672,931
Total property and equipment	3,922,215	3,593,943
Less accumulated depreciation and amortization	2,036,965	1,835,549
Net property and equipment	1,885,250	1,758,394
Lease acquisition costs, net of accumulated amortization	34,743	34,885
Intangible assets, net of accumulated amortization	223,238	240,395
Goodwill	1,381,348	1,378,752
Other assets	275,190	175,750
Total assets	$8,031,319	$7,732,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,525,562	$1,435,815
Accrued expenses and other current liabilities	958,790	1,041,201
Debt maturing within one year	201,997	2,891
Total current liabilities	2,686,349	2,479,907
Long-term debt	320,640	527,606
Deferred income tax liability	8,050	5,845
Other long-term obligations	257,560	233,426
Minority interest	6,697	4,335
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 845,100,211 shares at October 28, 2006 and 829,695,100 shares at January 28, 2006	507	498
Additional paid-in capital	3,228,351	2,937,362
Cumulative foreign currency translation adjustments	119,898	87,085
Retained earnings	3,668,926	3,192,630
Less: Treasury stock at cost - 121,225,929 shares at October 28, 2006, and 99,253,565 shares at January 28, 2006	(2,265,659)	(1,735,974)
Total stockholders’ equity	4,752,023	4,481,601
Total liabilities and stockholders’ equity	$8,031,319	$7,732,720

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
		Restated		Restated
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Sales	$4,756,550	$4,245,519	$12,874,870	$11,616,535
Cost of goods sold and occupancy costs	3,394,092	3,024,821	9,226,811	8,344,599
Gross profit	1,362,458	1,220,698	3,648,059	3,271,936

Operating and other expenses:
Operating and selling	757,790	695,306	2,138,922	1,955,855
General and administrative	199,066	168,700	559,113	506,286
Amortization of intangibles	3,421	3,178	9,667	10,021
Total operating expenses	960,277	867,184	2,707,702	2,472,162

Operating income	402,181	353,514	940,357	799,774

Other income (expense):
Interest income	12,317	15,928	42,929	40,718
Interest expense	(10,934)	(14,910)	(36,678)	(39,948)
Miscellaneous expense	(62)	(927)	(921)	(1,086)
Income before income taxes and minority interest	403,502	353,605	945,687	799,458
Income tax expense	113,555	129,066	308,742	291,802
Income before minority interest	289,947	224,539	636,945	507,656
Minority interest	19	53	(234)	251
Net income	$289,928	$224,486	$637,179	$507,405

Earnings Per Share:

Basic earnings per common share	$0.40	$0.31	$0.88	$0.69
Diluted earnings per common share	$0.39	$0.30	$0.86	$0.67
Dividends declared per common share	$—	$—	$0.22	$0.17

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
		Restated
	October 28,	October 29,
	2006	2005
Operating Activities:
Net income	$637,179	$507,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,832	223,429
Stock-based compensation	130,912	93,477
Deferred tax benefit	(62,484)	(22,870)
Excess tax benefits from stock-based compensation arrangements	(25,523)	(21,093)
Other	5,139	4,404
Changes in assets and liabilities:
Increase in receivables	(134,543)	(73,434)
Increase in merchandise inventories	(184,154)	(106,333)
Increase in prepaid expenses and other assets	(22,721)	(5,323)
Increase in accounts payable	76,694	120,804
Decrease in accrued expenses and other liabilities	(54,075)	(3,746)
Increase in other long-term obligations	14,549	16,082
Net cash provided by operating activities	628,805	732,802

Investing Activities:
Acquisition of property and equipment	(352,186)	(289,338)
Increase in investment, net of cash acquired	(2,596)	(16,636)
Acquisition of businesses, net of cash acquired	—	(40,560)
Purchase of short-term investments	(5,820,743)	(6,037,124)
Proceeds from the sale of short-term investments	5,897,590	5,950,498
Net cash used in investing activities	(277,935)	(433,160)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	135,323	102,929
Payments on borrowings	(3,104)	(18,850)
Cash dividends paid	(160,883)	(123,402)
Excess tax benefits from stock-based compensation arrangements	25,523	21,093
Purchase of treasury stock, net	(529,685)	(504,221)
Net cash used in financing activities	(532,826)	(522,451)

Effect of exchange rate changes on cash and cash equivalents	8,878	(4,231)

Net decrease in cash and cash equivalents	(173,078)	(227,040)
Cash and cash equivalents at beginning of period	977,822	997,310
Cash and cash equivalents at end of period	$804,744	$770,270

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”). These financial statements are for the period covering the thirteen and thirty-nine weeks ending October 28, 2006 (also referred to as the “third quarter of 2006” and “year-to-date 2006”, respectively) and the period covering the thirteen and thirty-nine weeks ending October 29, 2005 (also referred to as the “third quarter of 2005” and “year-to-date 2005”, respectively). All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) as of January 29, 2006 using the modified retrospective method. As a result, the consolidated financial statements for the third quarter of 2005 and year-to-date 2005 have been restated to reflect the adoption of this standard. The impact on net income and earnings per share from the adoption of SFAS No. 123R is consistent with the pro forma amounts previously disclosed in our quarterly reports.

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

Note B — New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position and results of operations.

Note C — Employee Benefit Plans

Stock Option Review

During the third quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 1997 to the present. Based on the results of the review, the Company has recorded a $10.8 million expense ($8.6 million net of taxes) in the third quarter to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its option granting processes.

The amount of this correction in any single year would have been no more than 0.6% of operating income for that year. We recorded the cumulative impact of these errors as a charge in the third quarter of 2006 without restating any historical financial statements. This charge increased cost of goods sold and occupancy costs by $0.3 million, operating and selling expenses by $3.9 million, general and administrative expenses by $6.6 million, and reduced income tax expense by $2.2 million, resulting in an $8.6 million reduction in net income for the third quarter of 2006.

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

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. In addition to these unexercised options, the 2004 Plan authorizes the issuance of up to 62.3 million shares of the Company’s common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. All employee stock awards are made using registered shares. As of February 27, 1997, Staples’ 1987 Stock Option Plan (the “1987 Plan”) expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the market price of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2006	68,472,992	$15.68
Granted	58,750	24.21
Exercised	(4,401,217)	12.22
Canceled	(823,799)	18.44
Outstanding at April 29, 2006	63,306,726	$15.90
Granted	4,292,883	24.47
Exercised	(2,018,310)	13.28
Canceled	(741,526)	19.72
Outstanding at July 29, 2006	64,839,773	$16.50
Granted	49,500	24.73
Exercised	(2,918,910)	13.82
Canceled	(555,308)	21.32
Outstanding at October 28, 2006	61,415,055	$16.59	$563,609
Exercisable at October 28, 2006	37,191,155	$14.07	$435,101

The weighted average fair value of options granted during both the three and nine months ended October 28, 2006 was $7.94 and $7.86, respectively. The weighted average fair value of options granted during the three and nine months ended October 29, 2005 was $6.61 and $6.45, respectively.

The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $9.00	1,622,243	1.98	$6.93	1,621,726	$6.93
$9.001 - $10.00	5,580,214	4.28	9.72	5,543,241	9.72
$10.001 - $11.00	6,405,102	5.11	10.51	6,339,126	10.51
$11.001 - $13.00	8,753,313	6.34	12.13	6,831,898	12.12
$13.001 - $14.00	3,513,293	2.89	13.37	3,440,399	13.37
$14.001 - $19.00	2,441,574	4.36	16.24	1,936,674	16.10
$19.001 - $20.00	11,217,043	7.45	19.16	5,057,202	19.16
$20.001 - $21.00	3,857,694	3.54	20.67	3,485,422	20.66
$21.001 - $22.00	12,917,461	8.66	21.31	2,789,078	21.31
$22.001 - $25.00	5,107,118	9.45	24.19	146,389	22.46
$0.00 - $25.00	61,415,055	6.41	$16.59	37,191,155	$14.07

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

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	13 and 39 Weeks Ended
	October 28 2006	October 29, 2005
Risk free interest rate	5.1%	3.8%
Expected dividend yield	0.8%	0.8%
Expected stock volatility	31%	33%
Expected life of options	5.1 years	5.0 years

The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company’s history that would impact the value of the stock options granted to employees.

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plan and the issuance of stock options, Staples recognized $32.8 million and $76.3 million in compensation expense for the three months and nine months ended October 28, 2006, respectively and $21.0 million and $58.3 million in compensation expense for the three months and nine months ended October 29, 2005, respectively. At October 28, 2006, the Company had $141.5 million of stock options to be expensed over the period through September 2010.

Restricted Stock

In 2003, the Company began granting restricted shares in lieu of special grants of stock options in order to better align management and shareholder interests. All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples. The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant and is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company’s restricted stock activities in the nine months ended October 28, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 29, 2006	2,018,614	$18.45
Granted	13,500	24.16
Released	(525,000)	19.75
Forfeited	—	—
Outstanding at April 29, 2006	1,507,114	$18.05
Granted	4,876,949	24.50
Released	(34,076)	20.50
Forfeited	(249)	21.10
Outstanding at July 29, 2006	6,349,738	$22.99
Granted	104,169	24.02
Released	(16,175)	22.75
Forfeited	(265,997)	20.52
Outstanding at October 28, 2006	6,171,735	$23.11

In connection with the issuance of restricted stock, Staples recognized $10.8 million and $17.7 million in compensation expense for the three and nine months ended October 28, 2006 compared to $3.3 and $9.3 million for the three and nine months ended October 29, 2005, respectively. At October 28, 2006, Staples had $98.7 million of restricted shares to be expensed over the period through September 2009.

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

The fair value of PARS is based upon the market price of the underlying common stock as of the date of grant. As of October 28, 2006, Staples had 972,170 PARS that were issued during fiscal year 2005. The shares have a weighted-average fair market value of $21.72 and initially vest in March 2010 or will accelerate in full in March 2007, 2008 or 2009. PARS issued in fiscal year 2004 have a weighted-average fair market value of $19.79 and vested in March 2006 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 28, 2006.

In connection with the issuance of PARS, Staples recognized $6.8 million and $19.1 million in compensation expense for the three and nine months ended October 28, 2006, respectively, and $4.9 million and $14.9 million for the three and nine months ended October 29, 2005, respectively.

Performance Shares

In fiscal 2006, the Company began issuing performance shares. Performance shares are restricted stock awards that vest only if the Company meets minimum performance targets. For the 2006 performance share awards, the performance target has been established based on cumulative returns on net assets over a three year period. If, at the end of the 2008 fiscal year, the Company achieves 100% of the performance target, all of the 2006 performance share awards will vest; if the Company achieves at least 90% of the performance target or exceeds the performance target, then a percentage of the performance shares, from 90% up to 200%, will vest. If the Company does not achieve at least 90% of the performance target, then none of the performance share awards will vest.

The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of October 28, 2006, Staples had 541,200 performance shares that were issued during fiscal year 2006. The shares have a weighted-average fair market value of $23.43. In connection with the issuance of performance shares, Staples recognized $3.1 million and $5.2 million in compensation expense for the three and nine months ended October 28, 2006.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period.

In connection with this plan, Staples recognized $3.4 million and $12.6 million in compensation expense for the three and nine months ended October 28, 2006 and $3.8 million and $10.9 million in compensation expense for the three and nine months ended October 29, 2005.

Note D — Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$289,928	$224,486	$637,179	$507,405
Other comprehensive income:
Foreign currency translation adjustments, net	2,232	10,840	36,472	(29,886)
Change in the fair value of derivatives	(2,541)	(9,041)	(6,309)	(14,660)
Tax effect of changes in the fair value of derivatives	1,067	3,797	2,650	6,158
Total comprehensive income	$290,686	$230,082	$669,992	$469,017

Note  E — Stockholders’ Equity

On February 22, 2005, the Board approved a three-for-two common stock split to be effected in the form of a stock dividend of Staples common stock to shareholders of record as of March 29, 2005. The stock dividend was distributed on April 15, 2005. All share and per share data has been restated to reflect the effect of this three-for-two common stock split.

Note F — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter of and year-to-date 2006 and 2005 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Numerator:
Net income	$289,928	$224,486	$637,179	$507,405
Denominator:
Weighted-average common shares outstanding	718,172	729,572	722,469	733,019
Effect of dilutive securities:Effect of dilutive securities:
Employee stock options and restricted stock	18,063	17,980	19,066	18,746
Weighted-average common shares outstanding assuming dilution	736,235	747,552	741,535	751,765

Basic earnings per common share	$0.40	$0.31	$0.88	$0.69
Diluted earnings per common share	$0.39	$0.30	$0.86	$0.67

Note G — Credit Agreement

On October 13, 2006, Staples entered into an Amended and Restated Revolving Credit Agreement (the “Agreement”) with Bank of America, N.A and other lending institutions. The Agreement amends and restates the Revolving Credit Agreement dated as of December 14, 2004 which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the “Prior Agreement”). As of October 13, 2006, no borrowings were outstanding under the Prior Agreement and approximately $68.0 million of letters of credit were issued thereunder. These letters of credit were continued under the Agreement following the amendment and restatement of the Prior Agreement.

The Agreement provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, Staples may increase to $1.0 billion, and expires on October 13, 2011. This maximum borrowing amount may be reduced from time to time according to the terms of the Agreement. Borrowings made pursuant to the Agreement may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until October 13, 2011.

Borrowings made pursuant to the Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Agreement as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on the Company’s credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Agreement. Under the Agreement, Staples agrees to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on the Company’s credit rating and fixed charge coverage ratio, and when applicable, a utilization fee. The payments under this Agreement are guaranteed by the same subsidiaries that guarantee the Company’s publicly issued notes (see Note I).

Note H — Segment Reporting

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

The following is a summary of sales and business unit income by reportable segment for the third quarter of and year-to-date 2006 and 2005 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	Sales		Sales
North American Retail	$2,672,716	$2,450,926	$7,016,454	$6,468,839
North American Delivery	1,497,887	1,285,905	4,218,161	3,617,436
International Operations	585,947	508,688	1,640,255	1,530,260
Total reportable segments	$4,756,550	$4,245,519	$12,874,870	$11,616,535

	Business Unit Income		Business Unit Income
North American Retail	$288,876	$251,777	$627,494	$546,662
North American Delivery	161,494	133,822	432,240	354,030
International Operations	8,736	943	11,535	(7,441)
Business unit income	$459,106	$386,542	$1,071,269	$893,251
Stock-based compensation	(56,925)	(33,028)	(130,912)	(93,477)
Total reportable segments	402,181	$353,514	$940,357	799,774
Interest and other expense, net	1,321	91	5,330	(316)
Income before income taxes and minority interest	$403,502	$353,605	$945,687	$799,458

Note I — Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt. The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the third quarter of and year-to-date 2006 and 2005. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of October 28, 2006

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$345,358	$40,561	$418,825	$—	$804,744
Short-term investments	516,234	—	—	—	516,234
Merchandise inventories	—	1,202,748	706,504	—	1,909,252
Other current assets	119,134	432,109	450,077	—	1,001,320
Total current assets	980,726	1,675,418	1,575,406	—	4,231,550
Net property, equipment and other assets	462,090	1,094,124	862,207	—	2,418,421
Goodwill	175,625	96,737	1,108,986	—	1,381,348
Investment in affiliates and intercompany, net	(812,239)	2,996,190	2,316,283	(4,500,234)	—
Total assets	$806,202	$5,862,469	$5,862,882	$(4,500,234)	$8,031,319

Total current liabilities	$275,943	$1,500,561	$909,845	$—	$2,686,349
Total long-term liabilities	48,072	410,605	127,573	—	586,250
Minority interest	—	—	6,697	—	6,697
Total stockholders’ equity	482,187	3,951,303	4,818,767	(4,500,234)	4,752,023
Total liabilities and stockholders’ equity	$806,202	$5,862,469	$5,862,882	$(4,500,234)	$8,031,319

Condensed Consolidating Balance Sheet

As of January 28, 2006

(in thousands)

				Non-
	Staples, Inc.		Guarantor	Guarantor
	(Parent Co.)		Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$479,704		$49,390	$448,728	$—	$977,822
Short-term investments	593,082		—	—	—	593,082
Merchandise inventories	—		1,048,654	657,718	—	1,706,372
Other current assets	138,792		325,075	403,401	—	867,268
Total current assets	1,211,578		1,423,119	1,509,847	—	4,144,544
Net property, equipment and other assets	353,275		989,490	866,659	—	2,209,424
Goodwill	173,029		96,737	1,108,986	—	1,378,752
Investment in affiliates and intercompany, net	(356,423	)_	2,678,919	1,445,313	(3,767,809)	—
Total assets	$1,381,459		$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Total current liabilities	$280,730		$1,266,571	$932,606	—	$2,479,907
Total long-term liabilities	30,781		608,371	127,725	—	766,877
Minority interest	—		—	4,335	—	4,335
Total stockholders’ equity	1,069,948		3,313,323	3,866,139	(3,767,809)	4,481,601
Total liabilities and stockholders’ equity	$1,381,459		$5,188,265	$4,930,805	$(3,767,809)	$7,732,720

Condensed Consolidating Statement of Income

For the 13 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,153,448	$1,603,102	$4,756,550
Cost of goods sold and occupancy costs	2,557	2,256,675	1,134,860	3,394,092
Gross profit	(2,557)	896,773	468,242	1,362,458
Operating and other expenses	83,060	580,100	295,796	958,956
Income (loss) before income taxes and minority interest	(85,617)	316,673	172,446	403,502
Income tax expense	—	81,419	32,136	113,555
Income (loss) before minority interest	(85,617)	235,254	140,310	289,947
Minority interest	—	—	19	19
Net income (loss)	$(85,617)	$235,254	$140,291	$289,928

Condensed Consolidating Statement of Income

For the 13 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,813,534	$1,431,985	$4,245,519
Cost of goods sold and occupancy costs	1,789	2,006,491	1,016,541	3,024,821
Gross profit	(1,789)	807,043	415,444	1,220,698
Operating and other expenses	31,960	522,693	312,440	867,093
Income (loss) before income taxes and minority interest	(33,749)	284,350	103,004	353,605
Income tax expense	—	107,499	21,567	129,066
Income (loss) before minority interest	(33,749)	176,851	81,437	224,539
Minority interest	—	—	53	53
Net income (loss)	$(33,749)	$176,851	$81,384	$224,486

Condensed Consolidating Statement of Income

For the 39 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$8,542,471	$4,332,399	$12,874,870
Cost of goods sold and occupancy costs	6,643	6,171,645	3,048,523	9,226,811
Gross profit	(6,643)	2,370,826	1,283,876	3,648,059
Operating and other expenses	203,623	1,594,275	904,474	2,702,372
Income (loss) before income taxes and minority interest	(210,266)	776,551	379,402	945,687
Income tax expense	—	205,291	103,451	308,742
Income (loss) before minority interest	(210,266)	571,260	275,951	636,945
Minority interest	—	—	(234)	(234)
Net income (loss)	$(210,266)	$571,260	$276,185	$637,179

Condensed Consolidating Statement of Income

For the 39 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$7,679,788	$3,936,747	$11,616,535
Cost of goods sold and occupancy costs	5,150	5,551,958	2,787,491	8,344,599
Gross profit	(5,150)	2,127,830	1,149,256	3,271,936
Operating and other expenses	75,802	1,488,732	907,944	2,472,478
Income (loss) before income taxes and minority interest	(80,952)	639,098	241,312	799,458
Income tax expense	—	241,236	50,566	291,802
Income (loss) before minority interest	(80,952)	397,862	190,746	507,656
Minority interest	—	—	251	251
Net income (loss)	$(80,952)	$397,862	$190,495	$507,405

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$383,156	$222,610	$23,039	$628,805
Investing Activities:
Acquisition of property and equipment	(50,117)	(241,980)	(60,089)	(352,186)
Investment in joint venture	—	—	(2,596)	(2,596)
Purchase of short-term investments	(5,820,743)	—	—	(5,820,743)
Proceeds from sale of short-term investments	5,897,590	—	—	5,897,590
Cash provided by (used in) investing activities	26,730	(241,980)	(62,685)	(277,935)
Financing Activities:
Payments on borrowings	(3,104)	—	—	(3,104)
Purchase of treasury stock, net	(529,685)	—	—	(529,685)
Excess tax benefits from stock-based compensation arrangements	14,117	10,541	865	25,523
Cash dividends paid	(160,883)	—	—	(160,883)
Other	135,323	—	—	135,323
Cash (used in) provided by financing activities	(544,232)	10,541	865	(532,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,878	8,878
Net decrease in cash and cash equivalents	(134,346)	(8,829)	(29,903)	(173,078)
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$345,358	$40,561	$418,825	$804,744

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended October 29, 2005

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$498,205	$118,131	$116,466	$732,802
Investing Activities:
Acquisition of property and equipment	(55,001)	(136,164)	(98,173)	(289,338)
Acquisition of businesses, net of cash acquired	—	—	(40,560)	(40,560)
Increase in investment, net of cash acquired	—	—	(16,636)	(16,636)
Purchase of short-term investments	(6,037,124)	—	—	(6,037,124)
Proceeds from sale of short-term investments	5,950,498	—	—	5,950,498
Cash used in investing activities	(141,627)	(136,164)	(155,369)	(433,160)
Financing Activities:
Payments on borrowings	(18,850)	—	—	(18,850)
Purchase of treasury stock, net	(504,221)	—	—	(504,221)
Excess tax benefits from stock-based compensation arrangements	10,401	9,835	857	21,093
Cash dividends paid	(123,402)	—	—	(123,402)
Other	102,929	—	—	102,929
Cash (used in) provided by financing activities	(533,143)	9,835	857	(522,451)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,231)	(4,231)
Net decrease in cash and cash equivalents	(176,565)	(8,198)	(42,277)	(227,040)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$352,710	$36,102	$381,458	$770,270

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

Beginning in fiscal 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS No. 123R”) on a modified retrospective basis. Our results for the third quarter of 2006 and year-to-date 2006 reflect and our results for the third quarter of 2005 and year-to-date 2005 have been restated to reflect the impact of adopting SFAS No. 123R.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements regarding:

•                  expected future revenues, operations, expenditures, generation of cash and cash needs;

•                  future activity under our stock repurchase program and payment of future cash dividends;

•                  the projected number, timing and cost of new store openings;

•                  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•                  sales and marketing plans;

•                  projected credit profile;

•                  potential mergers or acquisitions and acquisition strategy; and

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

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our results for the third quarter of 2006 and year-to-date 2006 reflect, and our results for the third quarter of 2005 and year-to-date 2005 have been restated to reflect the impact of SFAS No. 123R.

Consolidated Performance:

Net income for the third quarter of 2006 was $289.9 million or $0.39 per diluted share compared to $224.5 million or $0.30 per diluted share for the third quarter of 2005, an increase in third quarter net income of 29%. Net income for year-to-date 2006 was $637.2 million or $0.86 per diluted share compared to $507.4 million or $0.67 per diluted share for year-to-date 2005, an increase in year-to-date net income of 26%. Our results for the third quarter of and year-to-date 2006 include a $33.3 million ($0.04 per diluted share for the third quarter and year-to-date 2006) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and an $8.6 million charge, net of taxes ($0.01 per diluted share for the third quarter and year-to-date 2006) to correct the measurement dates used to calculate prior years’ stock-based compensation (see Note C). We achieved the results for the third quarter and year-to-date 2006 by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts, supply chain improvements and expense management were also key drivers of our results in the third quarter and year-to-date 2006.

Sales:  Sales for the third quarter of 2006 were $4.8 billion, an increase of 12.0% from the third quarter of 2005. Sales for year-to-date 2006 were $12.9 billion, an increase of 10.8% from year-to-date 2005. Comparable sales for our North American retail locations increased 4% for the third quarter and 3% for year-to-date 2006 and comparable sales for our International retail locations increased 5% for the third quarter of 2006 and 2% for year-to-date 2006. We had 1,838 open stores as of October 28, 2006 compared to 1,748 stores as of October 29, 2005 and 1,780 stores as of January 28, 2006. This includes 37 stores opened during the third quarter of 2006 and 59 stores opened and 1 store closed during year-to-date 2006. North American Delivery sales increased 16.5% for the third quarter of 2006 and 16.6% for year-to-date 2006. The increase in total sales also reflects a positive impact of foreign currency of $61.0 million for the third quarter of 2006 and $116.1 million for year-to-date 2006.

Our strong sales growth in the third quarter and year-to-date 2006 reflects our performance in core office supplies, ink and toner, paper, portable computers, computer peripherals, furniture and our copy and print center business. The increase also reflects our continued focus on customer service as well as the continued success of our customer acquisition and retention efforts in our North American Delivery business.

Gross Profit: Gross profit as a percentage of sales was 28.6% for the third quarter of 2006 and 28.3% for year-to-date 2006 compared to 28.8% and 28.2% for the corresponding periods in 2005. The decrease in the gross profit rate for the third quarter of 2006 from the gross profit rate for the third quarter of 2005 is primarily due to continuing costs associated with the opening of three new fulfillment centers, partially offset by sales in higher margin categories including core office supplies, copy and print services and Staples brand products as well as supply chain initiatives which lower the cost of moving products from vendors to our customers. The increase in the gross profit rate for year-to-date 2006 reflects increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products as well as supply chain initiatives which lower the cost of moving product from our vendors to our customers partially offset by the costs associated with the opening of our new fulfillment centers.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.9% of sales for the third quarter of 2006 and 16.6% for year-to-date 2006 compared to 16.4% and 16.8% for the corresponding periods in 2005. The decrease in operating expenses as a percentage of sales for the third quarter of 2006 and year-to-date 2006 primarily reflects our continued focus on expense management and leveraging of fixed expenses on higher sales.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.2% for the third quarter of 2006 and 4.3% for year-to-date 2006 compared to 4.0% for the third quarter of 2005 and 4.4% for year-to-date 2005. The increase in the third quarter of 2006 primarily reflects the correction of measurement dates used to calculate prior years’ stock-based compensation (see Note C), partially offset by strong expense control and leveraging of fixed expenses on higher sales. The decrease for year-to-date 2006 primarily reflects strong expense control and leveraging of fixed expenses on higher sales, partially offset by the correction of measurement dates used to calculate prior years’ stock-based compensation.

Amortization of Intangibles: Amortization of intangibles was $3.4 million for the third quarter of 2006 and $9.7 million for year-to-date 2006 compared to $3.2 million for the third quarter of 2005 and $10.0 million for year-to-date 2005, reflecting the amortization of customer-related intangible assets and noncompetition agreements.

Interest income: Interest income was $12.3 million for the third quarter of 2006 and $42.9 million for year-to-date 2006 compared to $15.9 million for the third quarter of 2005 and $40.7 million for year-to-date 2005. The decrease in interest income in the third quarter of fiscal 2006 is primarily due to a reduction in our average cash and short term investment portfolio in the third quarter of 2006 compared with the third quarter of 2005, partially offset by higher interest rates. The increase in interest income for year-to-date 2006 compared to year-to-date 2005 is due to an increase in interest rates, partially offset by the reduction in our average cash and short-term investment portfolio.

Interest expense: Interest expense was $10.9 million for the third quarter of 2006 and $36.7 million for year-to-date 2006 compared to $14.9 million for the third quarter of 2005 and $39.9 million for year-to-date 2005. The decrease in interest expense for the third quarter and year-to-date 2006 is primarily due to a reduction in our outstanding borrowings for our International operations in the third quarter of 2006 compared to the third quarter of 2005, partially offset by higher interest rates. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations. As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense for the third quarter and year to date 2006. Excluding the impact of our interest rate swap agreements, interest expense would have been $10.9 million for the third quarter of 2006 and $36.5 million for year-to-date 2006 compared to $16.4 million for the third quarter of 2005 and $46.2 million for year-to-date 2005.

Miscellaneous expense:  Miscellaneous expense was $0.1 million for the third quarter of 2006 and $0.9 million for year-to-date 2006 compared to $0.9 million for the third quarter of 2005 and $1.1 million for year-to-date 2005. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 28.1% for the third quarter of 2006 and 32.6% for year-to-date 2006, compared to 36.5% for the third quarter and year-to-date 2005. Our effective tax rate for the third quarter and year-to-date 2006 reflects an adjustment for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters, which were recorded as discrete items for the third quarter. Our effective tax rate applicable to results from continuing operations, excluding the impact of discrete items, is 36.0%. The decrease in our effective tax rate, excluding the effect of the discrete items, resulted from changes in the mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note H to our Consolidated Financial Statements):

	(Amounts in thousands)		October 28,	October 29,
	13 Weeks Ended		2006	2005
	October 28, 2006	October 29, 2005	Increase From Prior Year	Increase From Prior Year
Sales:
North American Retail	$2,672,716	$2,450,926	9.0%	8.7%
North American Delivery	1,497,887	1,285,905	16.5%	18.3%
International Operations	585,947	508,688	15.2%	4.0%
Total sales	$4,756,550	$4,245,519	12.0%	10.8%

	(Amounts in thousands)
	13 Weeks Ended		October 28,	October 29,
	October 28,	October 29,	2006	2005
	2006	2005	% of Sales	% of Sales
Business Unit Income:
North American Retail	$288,876	$251,777	10.8%	10.3%
North American Delivery	161,494	133,822	10.8%	10.4%
International Operations	8,736	943	1.5%	0.2%
Business unit income	$459,106	$386,542	9.7%	9.1%
Stock-based compensation	(56,925)	(33,028)	(1.2)%	(0.8)%
Total reportable segments	$402,181	$353,514	8.5%	8.3%

	(Amounts in thousands)		October 28,	October 29,
	39 Weeks Ended		2006	2005
	October 28, 2006	October 29, 2005	Increase From Prior Year	Increase From Prior Year
Sales:
North American Retail	$7,016,454	$6,468,839	8.5%	8.9%
North American Delivery	4,218,161	3,617,436	16.6%	17.7%
International Operations	1,640,255	1,530,260	7.2%	12.5%
Total sales	$12,874,870	$11,616,535	10.8%	12.0%

	(Amounts in thousands)
	39 Weeks Ended		October 28,	October 29,
	October 28,	October 29,	2006	2005
	2006	2005	% of Sales	% of Sales
Business Unit Income:
North American Retail	$627,494	$546,662	8.9%	8.5%
North American Delivery	432,240	354,030	10.2%	9.8%
International Operations	11,535	(7,441)	0.7%	(0.5%)
Business unit income	$1,071,269	$893,251	8.3%	7.7%
Stock-based compensation	(130,912)	(93,477)	(1.0)%	(0.8)%
Total reportable segments	$940,357	$799,774	7.3%	6.9%

North American Retail: Sales for North American Retail increased 9.0% for the third quarter of 2006 and 8.5% for year-to-date 2006 compared to the third quarter and year-to-date 2005. The growth for the third quarter primarily reflects an increase in comparable store sales of 4% as well as non-comparable store sales for stores opened in the prior year and throughout year-to-date 2006. Growth for year-to-date 2006 primarily reflects non-comparable store sales for the net stores opened in the prior year and throughout year-to-date 2006 as well as an increase in comparable store sales of 3%. We added a net 37 stores to the North American store base in the third quarter of 2006 and 54 stores during year-to-date 2006. As of October 28, 2006, the North American store base included 1,576 open stores compared to 1,491 stores as of October 29, 2005 and 1,522 stores as of January 28, 2006. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $33.1 million for the third quarter of 2006 and $103.7 million for year-to-date 2006. Our comparable store sales growth for the third quarter and year-to-date 2006 reflects positive performance in core office supplies, portable computers, our copy and print center business, ink and toner and computer peripherals. Business unit income as a percentage of sales increased to 10.8% for the third quarter of 2006 and 8.9% for year-to-date 2006 from 10.3% for the third quarter of 2005 and 8.5% for year-to-date 2005. The increase in business unit income for the third quarter of 2006 and year-to-date 2006 primarily reflects increased sales in higher margin categories including core office supplies, copy and print services and Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers, partially offset by planned investments in marketing.

North American Delivery: Sales for North American Delivery increased 16.5% for the third quarter of 2006 and 16.6% for year-to-date 2006 compared to the corresponding periods in 2005. The sales growth for the third quarter and year-to-date 2006 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend. Business unit income increased to 10.8% of sales for the third quarter of 2006 and 10.2% for year-to-date 2006 from 10.4% in the third quarter of 2005 and 9.8% for year-to-date 2005.

The increase in business unit income primarily reflects more efficient and effective marketing spend; our continued focus on higher margin Staples brand products; our supply chain efforts focused on improving our perfect order metric, decreasing the number of trips per order and lowering our reliance on wholesalers; continued increases in the number of orders placed electronically; and leveraging of fixed expenses on higher sales, partially offset by the costs associated with the opening of three new fulfillment centers in 2006.

International Operations: Sales for International Operations increased 15.2% for the third quarter of 2006 and 7.2% for year-to-date 2006 compared to the corresponding periods in 2005. The increase for the third quarter of 2006 reflects growth in local currency in our International delivery businesses, the positive impact of foreign exchange rates to the U.S. dollar of $24.6 million, an increase in comparable store sales of 5% as well as non-comparable store sales for stores opened in the prior year and throughout the third quarter of 2006. The increase for year-to-date 2006 reflects growth in local currency in our International delivery businesses, non-comparable store sales for stores opened in the prior year and throughout the first three quarters of 2006 as well as an increase in comparable stores sales of 2%. There was no overall impact of foreign exchange rates to the U.S. dollar for year-to-date 2006. As of October 28, 2006, the European store base included 262 open stores compared to 257 stores as of October 29, 2005 and 258 stores as of January 28, 2006. Business unit income increased to $8.7 million for the third quarter of 2006 and $11.5 million for year-to-date 2006 from $0.9 million for the third quarter of 2005 and a loss of $7.4 million for year-to-date 2005. The increase in business unit income for the third quarter of 2006 primarily reflects improved sales and focus on expense management across our international businesses. The improvement for year-to-date 2006 reflects prior year costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, which reduced business unit income for year-to-date 2005, as well as improved sales and focus on expense management across our international businesses.

Stock-Based Compensation: Stock-based compensation increased to $56.9 million in the third quarter of 2006 and $130.9 million for 2006 from $33.0 million in the third quarter of 2005 and $93.5 million for year-to-date 2005. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, performance shares, as well as the company match in the employee 401(K) savings plan. The increase in this expense for the third quarter of 2006 and year-to-date 2006 is due to an increase in the market value of our common stock, changes in the mix of stock awards granted and the correction of measurement dates used to calculate prior years’ stock-based compensation (see Note C).

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $628.8 million for year-to-date 2006 compared to $732.8 million for year-to-date 2005. The decrease in operating cash flow from 2005 to 2006 is primarily due to an increase in working capital partially offset by an increase in net income.

Cash used in investing activities was $277.9 million for year-to-date 2006 compared to cash used in investing activities of $433.2 million for year-to-date 2005. This change is primarily due to fluctuations in our short-term investment portfolio.

Cash used in financing activities was $532.8 million for year-to-date 2006 compared to $522.5 million for year-to-date 2005. The change in cash used in financing activities is primarily related to the number of shares purchased under our share repurchase program and the payment of our annual cash dividend, partially offset by cash received upon the exercise of employee stock options. On April 20, 2006 we paid a cash dividend of $0.22 per outstanding common share, or $160.9 million in the aggregate, to shareholders of record on March 31, 2006. The dividend declared and paid in 2006 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2005. Under our share repurchase programs, we repurchased 21.3 million shares for $512.8 million in year-to-date 2006 and 23.1 million shares for $490.9 million in the year to date 2005.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.13 billion available in total credit, cash and short-term investments at October 28, 2006, which consisted of $807.5 million of available credit and $1.32 billion of cash and cash equivalents and short-term investments.

A summary, as of October 28, 2006, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding

Amended and Restated Revolving Credit Facility effective through October 2011	$679,155	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Uncommitted lines of credit	50,000	—
Other lines of credit	78,308	134
Capital leases and other notes payable	—	9,966
Total	$807,463	$535,100

On October 13, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the “Agreement”) with Bank of America, N.A and other lending institutions. The Agreement amends and restates the Revolving Credit Agreement dated as of December 14, 2004 which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the “Prior Agreement”). As of October 13, 2006, no borrowings were outstanding under the Prior Agreement and approximately $68.0 million of letters of credit were issued thereunder. These letters of credit were continued under the Agreement following the amendment and restatement of the Prior Agreement.

The Agreement provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, we may increase to $1.0 billion, and expires on October 13, 2011. This maximum borrowing amount may be reduced from time to time according to the terms of the Agreement. Borrowings made pursuant to the Agreement may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Agreement may be borrowed, repaid and reborrowed from time to time until October 13, 2011.

Borrowings made pursuant to the Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Agreement as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Agreement. Under the Agreement, we agree to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee. The payments under this Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes (see Note I).

We have letters of credit issued under our revolving credit facility in the ordinary course of business.  At October 28, 2006, we had $70.8 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $679.2 million.

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

We expect to open approximately 50 new stores during the fourth quarter of 2006.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.3 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $150 million on capital expenditures during the fourth quarter of 2006.

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

We anticipate that we will spend approximately $525 million a year on capital expenditures for the next few years to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend.  In the third quarter of 2005, we announced a repurchase program under which we may repurchase up to $1.5 billion of Staples common stock through February 2, 2008. We paid our annual cash dividend of $0.22 per share of common stock on April 20, 2006 to shareholders of record on March 31, 2006, resulting in a total dividend payment of $160.9 million. While it is our intention to pay annual cash dividends in years following 2006, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 28, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2006.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-11 of our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 28, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 28, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II —  OTHER INFORMATION

Item 1 — Not Applicable

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 50 new stores during the last quarter of fiscal 2006.  For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

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

As of October 28, 2006, we had operations in 19 countries in Europe, South America and Asia and a significant presence in Canada. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.  Further, our recent acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)   The following table provides information about our purchases of our common stock during the third quarter of fiscal 2006.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 30, 2006 – August 26, 2006	2,923,011	$22.86	2,923,011	$943,323,000
August 27, 2006 – September 30, 2006	2,899,250	$23.92	2,899,250	$873,985,000
October 1, 2006 – October 28, 2006	1,506,000	$25.93	1,506,000	$834,927,000
Total Third Quarter of Fiscal 2006	7,328,261	$23.91	7,328,261	$834,927,000

(1)             Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)             On October 7, 2005, we announced that our Board of Directors approved the repurchase by us of up to $1.5 billion of our common stock through February 2, 2008.

Item 3 — Not Applicable

Item 4 — Not Applicable

Item 5 — Not Applicable

Item 6 — Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006		STAPLES, INC.

	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola Senior Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as Co-Documentation Agents, with Bank of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2006 and incorporated herein by reference.

31.1 +	Principal Executive Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Principal Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Principal Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                    Filed herewith.

++             Furnished herewith.