Form 10-K
period 2007-02-03
STAPLES INC
filed 2007-03-01
CIK 791519

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
February 3, 2007	0-17586
STAPLES, INC.
(Exact name of registrant as specified in its charter)
04-2896127
Delaware	(I.R.S. Employer
(State of Incorporation)	Identification No.)

Five Hundred Staples Drive
Framingham, Massachusetts 01702
508-253-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples’ common stock on July 28, 2006, as reported by NASDAQ, was approximately $15.7 billion. In determining the market value of non-affiliate voting stock, shares of Staples’ common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 716,997,983 shares of common stock, par value $0.0006, outstanding as of February 26, 2007.

Documents Incorporated By Reference

Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders      Part III

PART I

Item 1.                        Business

Staples

Staples is the world’s leading office products company. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. The office products industry has experienced significant growth since 1986, expanding to include a variety of retailers, dealers, and distributors, including other high-volume office supply chains.

Staples, Inc. and its subsidiaries (“we”, “Staples” or the “Company”) operate three business segments: North American Retail, North American Delivery, and International Operations. Additional information regarding our operating segments is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note K in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers and related products, and office furniture. Although there are no clear demarcations among customer segments, we target four principal groups: home offices (customers spending over $500 per year on office products excluding computers and furniture; including home-based businesses and teachers); small businesses and organizations with up to 20 office workers; medium-size businesses and organizations with between 20 and 500 office workers; and large businesses and organizations with more than 500 office workers. We effectively reach each sector of the office products market through three sales channels designed to be convenient to the needs of our customers: retail stores, catalog, and Internet. Our ability to address all four major customer groups increases and diversifies our available market opportunities; increases awareness of the Staples brand among customers in all four groups, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

We strive to provide superior value to our customers through a combination of everyday low prices, a broad selection of products, convenient store locations, easy to use web sites, and reliable and fast order delivery. Our strategy is to maintain our leadership in the office products industry by differentiating ourselves from our competition, delivering industry-best execution, and expanding our market share.

To achieve differentiation we strive to execute our brand promise, we make buying office products easy, in response to extensive customer research revealing the significant value customers place on an easy shopping experience. Our commitment to making it easy for our customers to shop is reflected both in terms of the shopping experience and product offering. We have implemented initiatives in both retail and delivery to improve the customer experience, infused the “Easy” brand personality in all of our marketing vehicles, web sites, and store signage, actively promoted our advertising tagline, “that was easy”, and increased the quality and value of our Staples brand products. To respond to the importance our customers place on courteous and helpful associates, we continue to emphasize our customer service model in our retail business to ensure a positive shopping experience driven by higher customer engagement. We continually upgrade our web sites to make it easier for customers to shop for products and services on-line. In addition, we are growing our copy and print centers through enhanced service and technology, introducing innovative products that customers can buy only at Staples, and helping customers run their offices by offering technology services such as computer repair and installation of wireless networks performed by in-store and mobile technicians through our “EasyTech” service.

We are committed to delivering industry-best execution with a focus on improved service and profitability. Our recent initiatives have included a focus on our domestic supply chain program. We have improved our overall end-to-end order to fulfillment execution, increasing in-stock levels, achieving higher inventory turns, and driving better customer service in retail and delivery. In addition, over the past several years we have continued to focus on driving profitable sales growth; improving profit margins; and increasing asset productivity. As a result, we have dramatically improved return on net assets, the primary metric we use to measure shareholder value creation. During 2006 we reached our long-

term goal for return on net assets and we expect to maintain our disciplined financial strategy, allocating resources between short and long-term investments and business improvement programs.

We plan to expand our market share by continuing to grow our existing businesses as well as developing new growth ideas and strengthening our global presence. Initiatives to expand our existing businesses include growing the copy and print center business, growing our delivery business, and entering new geographic markets. New growth ideas include selling office products through additional retail channels, experimenting with new store formats such as stand-alone copy and print shops, and developing innovative products. To strengthen our global presence, we are investing in our existing businesses in Europe and making targeted investments in high growth markets in Asia and South America, which we expect to become meaningful contributors to our long-term growth.

North American Retail

Our North American Retail segment, consisting of 1,620 stores throughout the United States and Canada at the end of fiscal 2006, generates the majority of our sales and profits. Our North American retail stores are located in 47 states, the District of Columbia, and 11 Canadian provinces in major metropolitan markets and smaller markets. Our retail operations focus on serving the needs of small businesses and home offices. We operate different retail formats tailored to the unique characteristics of the store locations, including our 20,000 square foot prototypical superstore, a 14,600 square foot format designed for rural markets, and smaller stores suited to dense, urban markets such as New York City.

Our strategy for our North American superstores focuses on several key objectives: offer an easy-to-shop store environment with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. As part of our strategy of delivering on our “Easy” brand promise, we focus on several key categories for which our customers rely on us to be an authority: ink and toner, paper, business machines, and copy and print services. For instance, to make it easier to shop for printer cartridges, we expanded our cartridge offering, made them more accessible to our customers and offered an in-stock guarantee. We also offer our retail customers the ability to make purchases on-line through Staples.com Internet access points to acquire products that are not available in our stores. Customers can pay for these purchases at the register or through our Staples.com access points for delivery to their home or business. In 2006, we launched an innovative technology and process called “Fast Forward” to shorten checkout wait time during periods of high customer traffic such as our holiday and back-to-school seasons. Store associates pre-scan customers’ purchases while they wait in line with a portable device, expediting the payment process. We also added the capability for customers to pay directly at self service copiers instead of at the registers. We continue to deliver on our “Easy” brand promise with our “EasyTech” services and the continued offering of our “easy rebate” program, which allows on-line submission for rebates, eliminating the need to mail in forms and receipts.

Many of our stores benefit from the customer-friendly store layout we refer to as the “Dover” format. This design was created to improve the appeal of the store to the customer and to open up the interior of the store to give the customer a better view of our wide selection of products, making it easier to find what they are shopping for. We continue to improve our Dover store format with on-going refinements in store design, product placement, and adjacencies. Currently, we operate more than 660 Dover stores, and have implemented key elements of the Dover model in the majority of our other store formats. In 2005, we began testing a stand-alone copy & print shop. This full-service store, approximately 4,000 square feet, is designed for prime, urban locations and offers a 1,200 stock keeping unit (SKU) supplies assortment.

Our growth strategy is to expand our store base in a controlled fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores, we assess potential real estate sites through a stringent approval process which evaluates the financial return for each store. Our evaluations consider such factors as the concentration of small and medium-sized businesses and organizations, the number of home offices, household income levels, our current market presence, proximity to competitors, the availability of quality real estate locations and other factors.

We plan to open at least 100 new stores in North America in 2007, compared to 99 new stores in 2006, and 99 new stores in 2005. The growth program for fiscal 2007 will continue to focus on adding stores to existing markets as well as expansion into new markets. We successfully entered the Chicago market in 2005, launched the South Florida market in 2006, and announced our plans to enter Denver in 2007. We are well positioned to enter several other major North American markets where we currently have no presence.

We are pursuing the opportunity to sell office products through other retail channels and have rolled out a Staples aisle in more than 2,400 grocery stores, where we feature a high percentage of Staples brand products. This initiative is designed to capture incremental sales and strengthen our brand.

North American Delivery

Our North American Delivery segment is comprised of three business units: “Staples Business Delivery”, “Quill Corporation,” and our Contract business, operating under the names “Staples National Advantage” and “Staples Business Advantage.”

Staples Business Delivery:   Our Staples Business Delivery operations combine the activities of our direct mail catalog business, operating since 1990, our Staples.com web site, and Canadian Internet sites. Staples Business Delivery is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in major metropolitan areas. We market Staples Business Delivery through catalog mailings, direct mail advertising, a telesales group generating new accounts and growing existing accounts, and Internet and other broad-based media advertising.

Quill Corporation:   Founded in 1956 and acquired by Staples in May 1998, Quill is a direct mail catalog and Internet business with a targeted approach to servicing the business product needs of approximately one million small and medium-sized businesses in the United States. To attract and retain its customers, Quill offers outstanding customer service, Quill brand products, and special services. Quill also operates Medical Arts Press, a specialty internet and catalog business offering products for medical professionals.

Staples National Advantage and Staples Business Advantage:   Our Contract operations focus primarily on serving the needs of medium-sized to large businesses that often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing, payment terms, usage reporting, the stocking of certain proprietary items, and full service account management. Our Contract operations are divided into two businesses. Staples National Advantage is a nationwide Contract business selling to large multi-regional businesses. Staples Business Advantage primarily sells to medium-sized and large regional companies. We initially established the Contract business through acquisitions, and since that time have entered certain metropolitan markets through the expanded sales and distribution capabilities of Staples Business Advantage. StaplesLink.com, which offers the highest level of procurement functionality available on our web sites, meets the online procurement needs of our Contract customers. In 2006, we began to leverage our sales force and delivery network to offer copy services to our Contract customers. We operate three dedicated copy facilities to service the copy and print needs of corporate accounts, and plan to open several more Contract copy facilities in 2007.

Our strategies for North American Delivery focus on customer service and customer acquisition and retention to grow our delivery business and increase its profitability. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. We are also working to enhance our distribution capabilities to support rapid growth in our delivery businesses by expanding the number of multi-business fulfillment centers and reducing the number of single business facilities, in order to enhance our ability to provide next business day delivery to more markets. We continue to expand our sales force as we increase our market share and sell a broader assortment of products and services to new and existing customers. We also plan to continue to enter new geographic markets, add new products and services, and consider small, “tuck-in” acquisition opportunities to drive sales growth in this segment of our business. In addition, we continue to drive profitability by increasing our customers’ average order size and the percentage of orders placed electronically. Rapid growth in higher margin “share of wallet” categories such as janitorial and break room supplies and copy and print services are designed to drive profitability in each of the three business units in North American Delivery.

International Operations

Our International Operations consist of retail stores, catalog and Internet businesses operating under various names in 19 countries in Europe, South America, and Asia. As of February 3, 2007, we operated retail stores in Belgium, Germany, The Netherlands, Portugal, and the United Kingdom. In addition, we operate catalog and Internet businesses in Argentina, Austria, Belgium, Brazil, China, the Czech Republic, Denmark, France, Germany, Hungary, Italy, Luxembourg, The Netherlands, Poland, Spain, Sweden, Switzerland, and the United Kingdom.

Europe is an important growth platform for Staples. We expect that over time we will achieve the level of profitability we have attained in North America with our strong multi-channel offering by improving execution, expanding penetration of own brand products, and capitalizing on potential synergies in procurement, supply chain activities and shared administrative services. In our retail business, we are implementing strategies that were successful in North America, which focus on developing relationships with small business customers and home offices by driving steady sales of consumable office supplies. We plan to open approximately 10 new stores in Europe in 2007, compared to 6 new stores in 2006, and 8 new stores in 2005. We believe our delivery business in Europe is a significant growth opportunity. With our acquisitions over the past several years in the delivery channel combined with our Staples branded delivery business, we believe that we are well positioned for success as a multi-channel distributor of office products in Europe. We plan to continue to grow our delivery business rapidly through improved execution, enhanced segmentation of customers, an improved on-line offering and increased sharing of best practices.

Although small today, Staples’ businesses in high growth  markets in Asia and South America are expected to become meaningful to our long-term growth. In 2004, we acquired Officenet S.A. to gain access to Brazil and Argentina through a delivery business with operations in Sao Paulo, Brasilia and Buenos Aires. We also entered the Asian office products market in 2004 through a joint venture in China, operating a delivery business primarily based in Shanghai. In 2005, we launched delivery operations in Beijing, and we entered the Taiwan market in 2006 operating a delivery business through a joint venture with UB Express. We also announced a joint venture with Pantaloon Retail Limited in India in January 2007.

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

We have approximately 8,000 SKUs stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers. In order to minimize unit costs and selling prices, we sell many products in multi-unit packages. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories: ink and toner, paper, business machines, and copy and print services.

Our product offering includes Staples, Quill, and other proprietary branded products which represented approximately 20% of our total sales in 2006. We offer more than 2,000 own brand products, delivering value to our customers with prices that are on average 10% to 15% lower than the national brand. These products also generate higher gross margins on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices with a full range of marketing initiatives including clear and impactful packaging, in-store displays, sampling and advertising. We have brought to market hundreds of new Staples brand products, many of which are innovative and exclusive to Staples. Our long-term goal is to grow own brand products to 30% of total product sales.

We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. Over the past three years, we have upgraded the technology, signage, labor, training and quality processes in our copy and print centers across the chain. More recently we invested in marketing and pricing offers to drive customer awareness of our capabilities. These efforts have resulted in increased sales and average order size as well as improved gross margins as our copy and print business has much higher than average margins.

Another important service opportunity is in the technology services arena, a fragmented market largely served by local independents. We provide a full range of installation, upgrade, and repair services, as well as data protection, privacy, and security services through our “EasyTech” program. In fiscal 2006, we added a resident tech in every store and will continue to invest in our technology services infrastructure to further develop our range of capabilities.

The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Office supplies and services	39.0%	40.5%	40.1%
Business machines and related products	31.1%	30.4%	30.7%
Computers and related products.	22.3%	22.2%	21.9%
Office furniture	7.6%	6.9%	7.3%
	100.0%	100.0%	100.0%

Supply Chain

We operate two distinct networks to service the majority of the replenishment and delivery requirements for North America: a network of 4 retail distribution centers in California, Connecticut, Indiana and Maryland to support our US retail operations, and a separate network of 29 delivery fulfillment centers to support our North American delivery operations. Most products are shipped from our suppliers to the distribution and fulfillment centers for reshipment to our stores and delivery to our customers through our delivery hubs. Of our 29 North American Delivery fulfillment centers, 13 locations service more than one of our delivery businesses and 5 of the 13 locations support all three of our delivery businesses. In fiscal 2007, we plan to expand our multi-business capabilities by adding one additional delivery fulfillment center in Denver. We also plan to open a small fulfillment center in Nova Scotia to serve our Canadian catalog customers.

Over the past several years, we have implemented a comprehensive program to improve our domestic retail supply chain performance as we looked to improve our processes across all functions. The main objectives of the plan included improving our sales demand and inventory management processes and optimizing our distribution network. By implementing this program, we have made significant progress in improving supply chain reliability and inventory in-stock levels. We expect to reap further benefits to sales, inventory turns and operating margins over the next several years in our North American Retail business. In addition, we have increased sales and inventory turns through better store execution, improved attachment selling and product ordering, and strengthening collaboration with our vendors and increasing the amount of merchandise that flows, or is “cross docked”, through our supply chain without being stored in our distribution centers. We have also expanded operating margins by decreasing total product costs and improving sell-through on promotional goods. We have evolved to taking an all encompassing view of our supply chain performance, focusing on the best “total delivered cost.”  We believe that our management approach allows us to make better tradeoffs to drive improvements in overall costs and inventory productivity.

We believe our distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. We also believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, and we operate smaller gross square footage stores than would otherwise be required. A smaller store size reduces our rental costs and provides us with greater opportunity to locate stores closer to our target customers.

In 2006, we turned our focus to improving our North American Delivery supply chain to sustain rapid growth and excellent customer service. We began to implement a series of projects as part of a multi-year program to reduce inventory while maintaining strong performance in our perfect order metric. Our goals are to drive inventory turn improvement; leverage logistics expense; increase product margins by stocking more product in our own facilities and driving down shrink and damages in our network; drive greater efficiency and throughput in our fulfillment centers; and give our customers more control over how Staples services them.

Marketing

We pursue a variety of marketing strategies to maintain high brand awareness and attract and retain our target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print, and Internet advertising, as well as catalogs, e-mail marketing, a loyalty program, and a sophisticated direct marketing system. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs, and a field sales force. We change our level of marketing spend as well as the mix of media employed depending upon market, customer value, seasonal focus, competition, and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

Our retail, catalog and Staples.com marketing efforts focus on small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery vehicles to send a consistent message to our core customers, as well as to target our back-to-school, holiday, and tax-time selling seasons. In addition, we continue to focus more on targeted direct marketing and on our customer loyalty program. We have upgraded our systems and capabilities to enable us to have a deeper understanding of our customers’ multi-channel purchasing behaviors.

We continue to focus our marketing message on the communication of our brand promise: we make buying office products easy. The look and feel of our advertising vehicles reflect our “Easy” brand promise and we are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, product placement on national television programs, catalogs, web sites, circulars, direct marketing, and store uniforms.

Associates and Training

We have a strong corporate culture that values ethics, high performance, entrepreneurship, and teamwork. We place great importance on recruiting, training, retaining, and providing the proper incentives for high quality associates. Offering attractive career opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a workplace of choice. We recruit actively on college campuses, hire talented individuals with experience in successful retail operations, and reward current associates for referring new associates.

We consider customer relations and our associates’ knowledge of office products and related capital goods to be significant to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills, and product knowledge. In many areas of our business, associates are required to complete ethics training on a regular basis. We have continued to make investments in computer-based, multi-media training programs to upgrade associates’ selling skills and improve customer service at our retail stores and delivery operations. Store management trainees advance through the store management structure by taking on assignments in different areas as they are promoted. Store and call center associates prepare for new assignments through Staples and third party designed training modules, written manuals, video instruction, and self-testing.

As of February 3, 2007, Staples employed 39,437 full-time and 34,209 part-time associates.

Corporate Values

We believe that adhering to sound corporate values is good for our business. We strive to make a positive impact on our associates, customers, and the environment by acting responsibly and with integrity, conducting our global business as an ethical employer and good corporate citizen.

Ethics—We maintain ethical business practices by encouraging open and honest communication and providing associates with practical tools to make sound business decisions. We launched an extensive ethics training program in 2005. Our training identifies ethical dilemmas that associates might face, and provides information on the many ways associates can get help and report concerns. In doing this, we ensure that Staples associates act in the best interest of our shareholders and protect our brand reputation.

Environment—We are committed to offering environmentally preferable products and focus on recycling services to our customers, investing in renewable energy and energy conservation, and supporting environmental education efforts. These initiatives help preserve natural resources for future generations and can help meet customer needs, create operational efficiencies, spark new business opportunities, reduce future risks to our environment, and enhance our brand.

Diversity—We strive to offer a diverse and inclusive work environment where associates are given the support they need to learn, grow and reach their potential. Our employees represent a wide variety of life experiences and ethnic backgrounds. We believe our workforce reflects the communities in which we operate. This strategy makes our workforce better able to relate to our customers.

Community—Through Staples Foundation for Learning, national charitable partnerships, and in-kind donations, we support communities worldwide by providing resources to non-profit organizations that provide educational opportunities for all people, with a special emphasis on disadvantaged youth. Since 2002, Staples Foundation for Learning has been a national supporter of the Boys and Girls Clubs of America. In 2006, Staples partnered with its first global charity, Ashoka. Staples Foundation for Learning supports Ashoka’s Youth Venture program, which empowers youth to act as positive agents for social change in their communities.

Competition

We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Kinko’s, ink cartridge specialty stores, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

We believe we are able to compete favorably against other high-volume office supply chains, mass merchants and other retailers, dealers and distributors because of several factors: our focus on the business customer and home office; our ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates serving customers; a wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and fair prices.

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

We maintain a web site with the address www.staples.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC).

We were organized in 1985 and are incorporated in Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their respective ages and positions as of February 28, 2007 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Joseph G. Doody, age 54

Mr. Doody has served as President-Staples North American Delivery since March 2002. Prior to that, he served as President-Staples Contract & Commercial from November 1998 to March 2002.

Christine T. Komola, age 39

Ms. Komola has served as Senior Vice President and Corporate Controller since July 2004. Prior to that, she served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in 1997.

John J. Mahoney, age 55

Mr. Mahoney has served as Vice Chairman and Chief Financial Officer since January 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996 to October 1997.

Michael A. Miles, age 45

Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 44

Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.

Ronald L. Sargent, age 51

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

Jack A. VanWoerkom, age 53

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

•       projected future sales growth, comparable store sales, earnings and earnings per share;

•       expected future revenues, operations, expenditures and cash needs;

•       payment of cash dividends;

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

•       potential mergers, acquisitions or joint ventures; and

•       assessment of the impact of recent tax legislation and accounting pronouncements, including SFAS No. 123R, FIN 48 and SFAS No. 157.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words “believes,” “expects,” “anticipates,” “plans,”  “may,” “will,” “would,” “intends,” “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading “Risk Factors.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A.                Risk Factors

Our market is highly competitive and we may not continue to compete successfully.

The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, employees, locations, products, services and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax that are similar in concept to us in terms of pricing strategy and product selection, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Kinko’s, ink cartridge specialty stores, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, local dealers and direct manufacturers such as Dell. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. Increased competition or improved performance by our competitors could reduce our market share, profit margin and projected operating results, and could adversely affect our business and financial performance in other ways.

We may be unable to continue to open new stores and enter new markets successfully.

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open at least 110 new stores in fiscal 2007. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

Our growth may continue to strain operations, which could adversely affect our business and financial performance.

Our business has grown dramatically over the past several years and continues to grow through organic growth and strategic acquisitions. Accordingly, sales of our products and services, the number of stores that we operate, the number of countries in which we conduct business and the number of associates have grown and likely will continue to grow. This growth places significant demands on management and operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include: the extent to which sales in new stores result in the loss of sales in existing stores; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; extreme weather-related disruptions; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarter of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Our expanding international operations expose us to the unique risks inherent in foreign operations.

As of February 3, 2007, we had operations in 19 countries in Europe, South America and Asia and a significant presence in Canada. As evidenced by our recent entry into the South American and Asian markets, we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Further, our recent acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

Our business may be adversely affected by the actions of and risks associated with our third party vendors.

The products we sell are sourced from a wide variety of third party vendors. We cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including, without limitation, paper, ink, toner and technology products. Disruptions in the availability of raw materials used in production of these products may adversely affect our sales and result in customer dissatisfaction. In addition, global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could adversely affect our business and financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

Our product offering includes Staples, Quill and other proprietary branded products which represented approximately 20% of our total sales in fiscal 2006. While we have focused on the quality of our proprietary branded products, we rely on third party manufacturers for these products. Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through Staples and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us.  Any of these circumstances could have an adverse effect on our business and financial performance.

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

Fluctuations in our effective tax rate may adversely affect our business and results of operations.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate, which change could have a material adverse effect on our business and results of our operations.

Compromises of our information security may adversely affect our business.

Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

The California wage and hour class action lawsuit may adversely affect our business and financial performance.

Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law. The plaintiffs have alleged that we improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. The trial date for the case has been scheduled for November 2007. We believe we have meritorious defenses in the litigation and expect to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of February 3, 2007, we operated a total of 1,884 superstores in 47 states and the District of Columbia in the United States, 11 provinces in Canada, 11 regions in the United Kingdom, 8 regions in Germany and in The Netherlands, Portugal and Belgium. As of that same date, we also operated 55 distribution and fulfillment centers in 20 states of the United States, 4 provinces in Canada, 2 regions in the United Kingdom, 2 regions in France, and in Austria, Belgium, Denmark, Germany, Italy, The Netherlands, Spain, Sweden, Brazil, Argentina and China. The following table sets forth the locations of our facilities as of February 3, 2007.

RETAIL STORES

Country/State/Province/Region	Number of Stores
United States
Alabama	12
Arizona	33
Arkansas	5
California	189
Colorado	6
Connecticut	39
Delaware	7
District of Columbia	2
Florida	69
Georgia	35
Idaho	9
Illinois	50
Indiana	31
Iowa	14
Kansas	3
Kentucky	12
Maine	12
Maryland	43
Massachusetts	69
Michigan	43
Minnesota	2
Mississippi	2
Missouri	9
Montana	6
Nebraska	3
Nevada	1
New Hampshire	22
New Jersey	80
New Mexico	8

Country/State/Province/Region	Number of Stores
New York	117
North Carolina	45
North Dakota	2
Ohio	57
Oklahoma	16
Oregon	18
Pennsylvania	87
Rhode Island	11
South Carolina	16
South Dakota	1
Tennessee	19
Texas	36
Utah	11
Vermont	7
Virginia	36
Washington	27
West Virginia	5
Wisconsin	11
Wyoming	4
1,342
Canada
Alberta	32
British Columbia	35
Manitoba	9
New Brunswick	7
Newfoundland	3
Nova Scotia	12
Ontario	103
Prince Edward Island	2
Quebec	65

Country/State/Province/Region	Number of Stores
Saskatchewan	9
Yukon	1
278
United Kingdom
Anglia	11
Borders	1
Central	32
Granada	16
HTV	10
London	29
Meridien	11
Tyne-Tees	5
West Country	5
Yorkshire	12
Scotland	5
137
Germany
Baden-Wurttemberg	3
Bayern	5
Bremen	2
Hamburg	9
Hessen	5
Niedersachsen	9
Nordrhein-Westfalen	21
Schleswig-Holstein	3
57
The Netherlands	45
Portugal	22
Belgium	3

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region	Number of Centers
United States
California	4
Colorado	1
Connecticut	2
Florida	1
Georgia	2
Illinois	1
Indiana	1
Kansas	1
Maryland	1
Massachusetts	1
Minnesota	1
New Jersey	1
New York	2
North Carolina	1

Country/State/Province/Region	Number of Centers
Ohio	1
Oregon	1
Pennsylvania	2
South Carolina	1
Texas	2
Wisconsin	1
28
Canada
Alberta	1
British Columbia	1
Ontario	2
Quebec	1
5
United Kingdom
Buckinghamshire	1
Northamptonshire	2
3

Country/State/Province/Region	Number of Centers
France
Ile de France	2
Nord—Pas de Calais	1
3
Austria	1
Belgium	1
Denmark	1
Germany	2
Italy	1
The Netherlands	1
Spain	1
Sweden	1
Brazil	3
Argentina	1
China	3

Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2007 and 2024. In most instances, we have renewal options at increased rents. Leases for 169 of the existing stores provide for contingent rent based upon sales.

Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3.                        Legal Proceedings

From time to time, we may be subject to routine litigation incidental to our business.

As previously disclosed, various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law. The first of these lawsuits was filed on October 21, 1999. These cases were subsequently consolidated as the “Staples Overtime Cases,” Superior Court for the State of California, County of Orange, Civil Complex Center (Judicial Council Coordination Proceeding No. 4235, Lead Case No. 816121). The plaintiffs have alleged that we improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. Staples and the general manager class have reached a tentative settlement. The settlement requires court approval. The case involving assistant store managers is unaffected by the settlement. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. The trial date for the case has been scheduled for November 2007. We believe we have meritorious defenses in the litigation and expect to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPLS”.

At February 23, 2007, the number of holders of record of our common stock was 6,913.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the NASDAQ Global Select Market, as reported by NASDAQ and reflecting the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

	High	Low
Fiscal Year Ended February 3, 2007
First Quarter	$26.79	$22.31
Second Quarter	27.71	21.57
Third Quarter	27.04	21.08
Fourth Quarter	28.00	24.94
Fiscal Year Ended January 28, 2006
First Quarter	$22.02	$18.64
Second Quarter	23.84	18.87
Third Quarter	23.24	20.36
Fourth Quarter	24.14	21.90

While we will continue to retain earnings for use in the operation and expansion of our business, in 2004 we decided to return cash to our stockholders by initiating a cash dividend. Our first cash dividend of $0.13 per outstanding share of our common stock was paid on May 17, 2004. Thereafter, we paid an annual cash dividend of $0.17 per share of our outstanding common stock on April 14, 2005, and an annual cash dividend of $0.22 per share of our outstanding common stock on April 20, 2006. On March 1, 2007, we announced that we would pay a cash dividend of $0.29 per share on April 19, 2007 to shareholders of record on March 30, 2007. Our payment of dividends is permitted under our revolving credit agreement, which only restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement. While it is our current intention to pay cash dividends in years following 2007, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

For information regarding securities authorized for issuance under our equity compensation plans, please see Note H in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Staples common stock between February 2, 2002 and February 3, 2007 (the end of the 2006 fiscal year) with the cumulative total return of (1) the Standard & Poor’s 500 Stock Index and (2) the Standard & Poor’s Retail Index. This graph assumes the investment of $100.00 on February 2, 2002 in Staples common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Retail Index, and assumes dividends are reinvested. Measurement points are February 1, 2003, January 31, 2004, January 29, 2005, January 28, 2006 and February 3, 2007 (Staples’ last five fiscal year ends).

Dividends to Reinvested
TOTAL RETURN TO STOCKHOLDERS

	2-Feb-02	1-Feb-03	31-Jan-04	29-Jan-05	28-Jan-06	3-Feb-07
SPLS	$100.00	$95.77	$148.41	$180.37	$199.20	$221.28
S & P Retail Index	$100.00	$71.53	$106.11	$120.92	$131.10	$148.62
S & P 500 Index	$100.00	$76.25	$100.80	$104.38	$160.88	$129.07

The following table provides information about our purchases during the fourth quarter of fiscal 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 29, 2006—November 25, 2006	1,772,799	$25.98	1,772,799	$788,868,000
November 26, 2006—December 30, 2006	3,581,658	$26.37	3,581,658	$694,410,000
December 31, 2006—February 3, 2007	3,673,429	$26.29	3,673,429	$597,819,000
Total for Fourth Quarter of Fiscal 2006	9,027,886	$26.26	9,027,886	$597,819,000

(1)          Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2)          On October 7, 2005, we announced that our Board of Directors approved the repurchase of $1.5 billion of our common stock through February 2, 2008 following the completion of our prior $1.0 billion repurchase program.

Item 6.                        Selected Financial Data

The information required by this Item is attached as Appendix A.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is attached as part of Appendix B under the caption “Quantitative and Qualitative Disclosures about Market Risks”.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

1.                 Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of February 3, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Staples’ management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 3, 2007. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Staples’ Independent Registered Public Accounting Firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

(b)          Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Staples, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Staples, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007 of Staples, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Boston, Massachusetts
February 27, 2007

(c)           Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.                 Directors, Executive Officers and Corporate Governance

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings “Proposal 1 - Election of Directors”, “Shareholder Proposals” and “Corporate Governance” in our Proxy Statement, which sections are incorporated herein by reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which section is incorporated herein by reference.

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

Item 11.                 Executive Compensation

The information required by this Item will appear under the heading “Executive Compensation” including “Compensation Discussion and Analysis”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement, which sections are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Proxy Statement, which sections are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear under the headings “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement, which sections are incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item will appear under the heading “Independent Registered Public Accounting Firm’s Fees” in our Proxy Statement, which section is incorporated herein by reference.

Item 15.                 Exhibits and Financial Statement Schedules

(a)           Index to Consolidated Financial Statements.

1.                Financial Statements. The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•        Consolidated Balance Sheets—February 3, 2007 and January 28, 2006.

•        Consolidated Statements of Income—Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.

•        Consolidated Statements of Stockholders’ Equity—Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.

•        Consolidated Statements of Cash Flows—Fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.

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

3.                Exhibits. The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent,
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman of the Board and Chief Executive Officer	February 28, 2007
Ronald L. Sargent	(Principal Executive Officer)
/s/ BASIL L. ANDERSON	Director	February 26, 2007
Basil L. Anderson
/s/ BRENDA C. BARNES	Director	February 26, 2007
Brenda C. Barnes
/s/ ARTHUR M. BLANK	Director	February 27 , 2007
Arthur M. Blank
/s/ MARY ELIZABETH BURTON	Director	February 27 , 2007
Mary Elizabeth Burton
/S/ GARY L. CRITTENDEN	Director	February 27, 2007
Gary L. Crittenden
/s/ ROWLAND T. MORIARTY	Director	February 26, 2007
Rowland T. Moriarty
/s/ ROBERT C. NAKASONE	Director	February 27, 2007
Robert C. Nakasone
/s/ MARTIN TRUST	Director	February 24, 2007
Martin Trust
/s/ PAUL F. WALSH	Director	February 24 , 2007
Paul F. Walsh
/s/ JOHN J. MAHONEY	Vice Chairman and Chief Financial Officer	February 28, 2007
John J. Mahoney	(Principal Financial Officer)
/s/ CHRISTINE T. KOMOLA	Senior Vice President and Corporate Controller	February 28, 2007
Christine T. Komola	(Principal Accounting Officer)

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 3, 2007(2) (53 weeks)	January 28, 2006(2) (52 weeks)	January 29, 2005(3) (52 weeks)	January 31, 2004(4)(5) (52 weeks)	February 1, 2003(6)(7) (52 weeks)
Statement of Income Data:
Sales	$18,160,789	$16,078,852	$14,448,378	$12,967,022	$11,596,075
Gross profit	5,194,001	4,582,618	4,102,322	3,496,036	2,941,696
Net income	973,677	784,117	664,575	450,211	412,783
Basic earnings per common share(1):	1.35	1.07	0.90	0.62	0.59
Diluted earnings per common share(1):	1.32	1.04	0.87	0.61	0.58
Dividends (1)	$0.22	$0.17	$0.13	$—	$—
Statistical Data:
Stores open at end of period	1,884	1,780	1,680	1,559	1,488
Balance Sheet Data:
Working capital	$1,642,980	$1,664,637	$1,584,751	$1,355,670	$542,150
Total assets	8,397,265	7,732,720	7,127,150	6,564,972	5,782,716
Total long-term debt, less current portion	316,465	527,606	557,927	567,433	732,041
Stockholders’ equity	$5,021,665	$4,481,601	$4,174,424	$3,730,655	$2,723,754

(1)          All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

(2)          Results of operations for this period include the acquired businesses since the relevant acquisition date and Staples China since becoming a majority-owned subsidiary of the Company during the first quarter of 2005. See Note B to the Consolidated Financial Statements.

(3)          Results of operations for this period include the results of acquired businesses since the relevant acquisition date. The Company acquired Globus Office World plc on August 4, 2004, Malling Beck A/S on September 2, 2004, Pressel Versand International GmbH on September 7, 2004 and Officenet SA on November 29, 2004 (see Note B to the Consolidated Financial Statements).

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

(5)          Results of operations for this period reflect a $98.0 million ($61.7 million net of taxes) non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

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

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia. Our fiscal year ended February 3, 2007 (“fiscal 2006” or “2006”) contained 53 weeks (one week more than a normal fiscal year), while our fiscal years ended January 28, 2006 (“fiscal 2005” or “2005”) and January 29, 2005 (“fiscal 2004” or “2004”) contained 52 weeks. In order to enhance comparability between fiscal 2006 and prior fiscal years, certain operational measures for fiscal 2006 are accompanied by a presentation of such measure after removing the estimated effect of the 53rd week in fiscal 2006. All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

Beginning in fiscal 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS No. 123R”) on a modified retrospective basis. Our results for 2006 reflect and our results for 2005 and 2004 have been restated to reflect the impact of adopting SFAS No. 123R.

During 2006 we paid an aggregate of $52.7 million to acquire all or a majority interest in certain delivery businesses headquartered in the United States and Taiwan and to increase our previous investment in a delivery business in the People’s Republic of China. Results of these entities have been consolidated in our financial statements since the dates of acquisition.

During 2004 we acquired the United Kingdom office products company Globus Office World plc (“Office World”), Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, Malling Beck A/S, a mail order company operating in Denmark, and Officenet SA, a mail order and internet business operating in Brazil and Argentina. We paid an aggregate of $114.7 million to acquire these businesses. The results of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition and are reported as part of our International Operations segment for segment reporting. Additionally, in 2004, we entered the Asian market by investing in a mail order and internet company in the People’s Republic of China.

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

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States (“GAAP”).

Consolidated Performance and Outlook:

Net income for 2006 was $973.7 million or $1.32 per diluted share compared to $784.1 million or $1.04 per diluted share for 2005 and $664.6 million or $0.87 per diluted share for 2004. Net income increased 24% for 2006 and 18% for 2005. Our results for 2006 include a $33.3 million ($0.05 per diluted share) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and an $8.6 million charge, net of taxes ($0.01 per diluted share) to correct the measurement dates used to calculate prior years’ stock-based compensation (see Note H). In addition, our results for 2006 include the impact of the 53rd week on net earnings of approximately $0.04 per diluted share.

We achieved the results for 2006 by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition and retention efforts, increased penetration of existing customers, supply chain improvements and expense management were also key drivers of our results in 2006.

We strive to maintain a balance between investing for our long-term growth and delivering strong current earnings growth. For each of the past three years, we have chosen to make significant investments to drive sustainable earnings growth by investing in productivity improvements and better processes in such areas as store labor, supply chain, marketing and Staples brand products. We are expanding our market share by continuing to grow our existing businesses as well as developing new growth ideas and strengthening our global presence. Initiatives to expand our existing businesses include growing the copy and print center business, growing our delivery businesses and entering new geographic markets. New growth ideas include selling office products through additional retail channels, experimenting with new store formats such as stand-alone copy and print shops, and developing innovative products. To strengthen our global presence, we are investing in our existing businesses in Europe and making targeted investments in high growth markets in Asia and South America, which we expect to become meaningful contributors to our long-term growth.

We expect operating income improvement to continue in fiscal 2007. As of the date of this filing, we anticipate sales growth in fiscal 2007 to be in the high single digits on a GAAP basis inlcuding the 53rd week of sales in 2006, reflecting low single digit North American retail comparable store sales. We expect earnings per share growth of approximately 8% to 13% for fiscal 2007 compared to GAAP earnings in 2006, which included the benefit from the 53rd week, the favorable resolution of certain tax matters and the charge associated with prior year’s stock-based compensation. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

Sales:   Sales increased 12.9% in fiscal 2006 and 11.3% in fiscal 2005. Sales for 2006 include $369.8 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 10.6%. Excluding non-comparable sales from our 2004 acquisitions of $212 million in 2005, sales increased 9.8% in 2005. Comparable sales for our North American retail locations, which include stores open for more than one year and exclude sales related to the additional week in 2006, increased 3% in both 2006 and 2005 and comparable sales for our International retail locations increased 3% in 2006 and were flat in 2005. We had a net addition of 104 stores in 2006 and a net addition of 100 stores in 2005, and a net addition of 121 stores in 2004, including the 59 Office World stores that were acquired in August 2004 (of which 10 stores were subsequently closed during 2004 and 3 stores were closed during 2005). North American Delivery sales increased 18.6% in fiscal 2006 and 17.8% in 2005. Sales for 2006 include $128.5 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 16.0% in 2006. The increase in total sales also reflects the positive impact of foreign currency rates of $185 million in 2006 and $104 million in 2005.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Our strong sales growth in both 2006 and 2005 primarily reflects increases in office supplies, ink and toner, paper and portable computers as well as computer peripherals, furniture and our copy and print center business. These increases reflect our continued focus on customer service and the continued success of our customer acquisition and retention efforts and increased penetration of our existing customers in our North American delivery business.

Gross Profit:   Gross profit as a percentage of sales was 28.6% for fiscal 2006, 28.5% for fiscal 2005 and 28.4% for fiscal 2004. The increase in the gross profit rate for 2006 from 2005 reflects increased sales in higher margin categories including office supplies, copy and print services and Staples brand products as well as supply chain efficiencies which lower the cost of moving product from our vendors to our customers. Our 2006 results were partially offset by the costs associated with the opening of our new fulfillment centers. The increase in the gross profit rate for 2005 from the gross profit rate for 2004 reflects the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, our continued focus on higher margin Staples brand products, strong results in our copy and print center business and supply chain initiatives which lower the cost of moving product from our vendors to our customers. The improvements in our North American businesses in 2005 were primarily offset by weakness in our International Operations segment.

Operating and Selling Expenses:   Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.2% of sales for fiscal 2006 and 16.5% of sales for fiscal 2005 and fiscal 2004. The decrease in operating expenses as a percentage of sales for 2006 primarily reflects our continued focus on expense management and leveraging of fixed expenses on higher sales including the added leverage of the 53rd week of sales, partially offset by investments in marketing and customer service. The flat performance in 2005 reflects our continued focus on expense management and leveraging of fixed expenses on higher sales. Our 2005 results were offset by declining productivity and investments in our International Operations segment as well as planned investments for long-term growth including labor and marketing to grow our copy and print center business and investments for our Chicago market entry.

General and Administrative:   General and administrative expenses as a percentage of sales were 4.2% for fiscal 2006, 4.3% for fiscal 2005 and 4.5% for fiscal 2004. The decrease for 2006 primarily reflects strong expense control and leveraging of fixed expenses on higher sales including the added leverage of the 53rd week of sales, partially offset by an increase in stock-based compensation. The decrease in general and administrative expenses as a percentage of sales in 2005 reflects strong expense control as well as lower investments in our supply chain program compared to 2004.

Amortization of Intangibles:   Amortization of intangibles was $14.4 in fiscal 2006, $13.0 million in fiscal 2005 and $8.7 million in fiscal 2004, reflecting the amortization of certain trade names, customer-related intangible assets and non-competition agreements associated with acquisitions.

Interest income:   Interest income decreased to $58.8 million in fiscal 2006 from $59.9 million in fiscal 2005 and increased from $31.0 million in fiscal 2004. The decrease in interest income for 2006 is due to the reduction in average cash and short-term investment portfolio, partially offset by an increase in interest rates. The increase in interest income in fiscal 2005 is primarily due to a sustained increase in interest rates.

Interest expense:   Interest expense decreased to $47.8 million in fiscal 2006 from $56.8 million in fiscal 2005 and increased from $39.9 million in fiscal 2004. The decrease in interest expense for 2006 is primarily due to a reduction in average borrowings for our International Operations segment in 2006 compared to 2005, partially offset by higher interest rates. The increase in interest expense in 2005 is primarily due to an increase in interest rates, partially offset by a reduction in outstanding borrowings. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations. As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense in 2006. Excluding the impact of our interest rate swap agreements, interest expense would have been $47.2 million for fiscal 2006, $63.7 million for fiscal 2005 and $61.0 million for fiscal 2004.

Miscellaneous expense:   Miscellaneous expense was $2.8 million for fiscal 2006, $1.9 million for fiscal 2005 and $1.5 million for fiscal 2004. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Income Taxes:   Our effective tax rate was 33.8% for fiscal 2006 and 36.5% for fiscal 2005 and fiscal 2004. Our effective tax rate for 2006 reflects an adjustment for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters, which were recorded as discrete items in the third quarter. Our effective tax rate excluding the impact of discrete items was 36.0%. The decrease in our effective tax rate, excluding the effect of the discrete items, resulted from changes in the geographic mix of our earnings.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years (see reconciliation of business unit income to income before income taxes and minority interest in Note K to the Consolidated Financial Statements):

Sales	(Amounts in thousands)			2006 Increase From	2005 Increase From
	2006	2005	2004	Prior Year	Prior Year
North American Retail	$9,938,885	$9,037,513	$8,324,299	10.0%	8.6%
North American Delivery	5,863,094	4,945,661	4,196,882	18.6%	17.8%
International Operations	2,358,810	2,095,678	1,927,197	12.6%	8.7%
Consolidated Staples	$18,160,789	$16,078,852	$14,448,378	12.9%	11.3%

Business Unit Income	(Amounts in thousands)			2006 % of	2005 % of	2004 % of
	2006	2005	2004	Sales	Sales	Sales
North American Retail	$956,565	$843,140	$706,419	9.6%	9.3%	8.5%
North American Delivery	624,729	507,131	396,065	10.7%	10.3%	9.4%
International Operations	50,511	13,616	69,253	2.1%	0.6%	3.6%
Total	$1,631,805	$1,363,887	$1,171,737	9.0%	8.5%	8.1%
Equity compensation	(168,736)	(129,806)	(114,861)
Consolidated Staples	1,463,069	$1,234,081	$1,056,876

		Stores Open at Beginning	Stores	Net Stores	Stores	Stores Open at End
Store Activity		of Period	Opened	Acquired	Closed	of Period
2004	North American Retail	1,358	77	—	9	1,426
2004	International Operations	201	11	49	7	254
2004	Total	1,559	88	49	16	1,680
2005	North American Retail	1,426	99	—	3	1,522
2005	International Operations	254	8	—	4	258
2005	Total	1,680	107	—	7	1,780
2006	North American Retail	1,522	99	—	1	1,620
2006	International Operations	258	6	—	—	264
2006	Total	1,780	105	—	1	1,884

North American Retail:   Sales increased 10.0% in fiscal 2006 and 8.6% in fiscal 2005. Sales for 2006 include $210.1 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 7.6%. Comparable store sales in North America, excluding the additional week in 2006, increased 3% in both 2006 and 2005. Our sales growth in both fiscal 2006 and 2005 primarily reflects non-comparable store sales for the net stores opened during the fiscal year as well as the increase in comparable store sales. The increase in sales also includes the positive impact of the Canadian exchange rate to the U.S. dollar of $111 million in 2006 and $120 million in 2005. Our comparable sales growth in 2006 reflects positive performance in office supplies, portable computers, our copy and print business, ink and toner and computer peripherals. Our comparable sales growth in fiscal 2005 reflects positive

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

performance in portable computers, computer peripherals, office supplies, our copy and print center business and office machines.

Business unit income as a percentage of sales increased to 9.6% in 2006 from 9.3% in 2005 and 8.5% in 2004. The increase in business unit income for 2006 primarily reflects increased sales in higher margin categories including copy and print services, office supplies, Staples brand products as well as supply chain initiatives which lower the cost of moving product from our vendors to our customers, expense management and leveraging of fixed expenses on higher sales including the added leverage from the 53rd week of sales. Our 2006 results were partially offset by planned investments in marketing. The increase in business unit income for 2005 reflects the continued positive impact of targeting our product mix and marketing at more profitable small businesses and home offices, strong results in our copy and print center business, our continued focus on higher margin Staples brand products and supply chain initiatives which lower the cost of moving product from our vendors to our customers. The increase for 2005 also reflects continued improvements in expense management, leveraging of fixed expenses on higher sales and our focus on customer service. Our 2005 results were partially offset by planned investments for long-term growth including labor and marketing to grow our copy and print center business and investments in our Chicago market entry. We also benefited from the positive impact of foreign exchange rates in both 2006 and 2005. Going forward, we will continue to focus on our “Easy” brand promise, customer service and our Staples brand products, as we believe that these are key to our success. We expect that we will continue to expand our copy and print center business and enter new geographic markets as well as explore new growth ideas including selling office products through other retail channels and developing innovative products.

North American Delivery:   Sales increased 18.6% in fiscal 2006 and 17.8% in fiscal 2005. Sales for 2006 include $128.5 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 16.0%. The sales growth reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend. The sales growth in 2005 reflects the increased investment in our expanded Contract sales force, more efficient and targeted marketing spend and the continued success of our customer acquisition and retention efforts as well as increased penetration of existing customers.

Business unit income as a percentage of sales increased to 10.7% in 2006 from 10.3% in 2005 and 9.4% in 2004. The increase in 2006 primarily reflects more efficient and effective marketing spend; our continued focus on higher margin Staples brand products; our supply chain efforts focused on improving our perfect order metric, decreasing the number of trips per order and lowering our reliance on wholesalers; continued increases in the number of orders placed electronically; and leveraging of fixed expenses on higher sales, partially offset by the costs associated with the opening of three new fulfillment centers in 2006. The increase for 2005 reflects our continued focus on higher margin Staples brand products, supply chain efforts focused on improving our perfect order metric and lowering our reliance on wholesalers, continued increases in the number of orders placed electronically, leveraging of fixed expenses on higher sales as well as more efficient and effective marketing spend. During 2007, we will focus on growing sales in all of our delivery businesses and continuing to improve profits through our supply chain programs, penetration of existing customers and driving service improvements.

International Operations:   Sales increased 12.6% in fiscal 2006 and 8.7% in fiscal 2005. Sales for 2006 include $31.1 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 11.1% and excluding non-comparable sales from our 2004 acquisitions and Staples China of $211.7 million, sales decreased 2.2% in 2005. Comparable store sales in Europe increased 3% in 2006 and were flat in 2005. The sales growth in 2006 reflects growth in local currency in our International delivery businesses, the positive impact of foreign exchange rates to the U.S. dollar of $61 million, the increase in comparable store sales as well as non-comparable store sales for stores opened in 2006. The sales decrease in 2005 primarily reflects lower sales in our retail business in the United Kingdom and our delivery business in France as well as a decrease in European exchange rates against the U.S. dollar of $29 million.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Business unit income increased $36.9 million in fiscal 2006 and decreased $55.6 million in fiscal 2005.  The improvement for 2006 reflects prior year costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, which reduced business unit income for 2005, as well as improved sales and focus on expense management across our international businesses. The decrease in business unit income in 2005 reflects lower sales in our retail business in the United Kingdom and our delivery business in France as well as increased investments in our European delivery business during the first half of 2005 and the continued costs associated with the integration of the Office World stores, and our two delivery businesses in the United Kingdom. We believe that we have a significant opportunity to grow our International business by expanding our multi-channel offering in our existing European businesses and making targeted investments in high growth markets in Asia and South America.

Stock-Based Compensation:   Stock-based compensation increased to $168.7 million in fiscal 2006 from $129.8 million in fiscal 2005 and $114.9 million in fiscal 2004. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, performance shares, as well as the company match in the employee 401(K) savings plan. The increase in this expense for 2006 reflects an increase in the market value of our common stock, changes in the mix of stock awards granted and the correction of measurement dates used to calculate prior years’ stock-based compensation (see Note H). The increase in this expense for 2005 reflects an increase in the market value of our common stock.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations decreased to $1.16 billion in fiscal 2006, from $1.20 billion in fiscal 2005 and $1.14 billion in fiscal 2004. The decrease in cash flow from operations in 2006 is primarily due to an increase in working capital partially offset by an increase in net income. The increase in cash flow from operations in 2005 is primarily the result of an increase in net income.

Cash used in investing activities was $424.9 million in fiscal 2006, $634.1 million in fiscal 2005 and $14.4 million in fiscal 2004. The change in investing activities for 2006 and 2005 is primarily due to fluctuations in our short-term investment portfolio. While maintaining our overall investment guidelines, we shift between cash and cash equivalents, including commercial paper and money markets investments, and short-term investments, including auction rate preferred stock and debt securities as rates of return and attractiveness of these asset classes change.

Cash used in financing activities was $710.6 million in fiscal 2006, $584.0 million in fiscal 2005 and $598.7 million in fiscal 2004. We repurchased 30.3 million shares of our common stock for a total purchase price of $ 749.9 million under our share repurchase program in 2006, we repurchased 30.1 million shares of our common stock for a total purchase price of $649.6 million in 2005 and we repurchased 26.1 million shares of our common stock for a total purchase price of $502.7 million in 2004. We paid $160.9 million in 2006, $123.4 million in 2005 and $99.5 million in 2004 to shareholders in connection with our annual cash dividend on our common stock. In 2004, we repaid the outstanding principal and interest due on our 5.875% 150 million Euro Notes, pursuant to the terms of the original debt agreement.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.3 billion in total cash, short-term investments and funds available through credit agreements at February 3, 2007, which consisted of $810.8 million of available credit, $1.02 billion of cash and cash equivalents and

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

$457.8 million of short-term investments. During fiscal 2006, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At February 3, 2007, we had $70.9 million of open letters of credit, which reduces the available amounts under our revolving credit facility. We finance the majority of our stores and certain equipment with operating leases.

As of February 3, 2007, the balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt, operating lease obligations and purchase obligations are presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Revolving Credit Facility effective through October 2011	$679,065	$—	$—	$—	$—	$—
Senior Notes due August 2007	—	200,000	200,000	—	—	—
Notes due October 2012	—	325,000	—	—	—	325,000
Lines of credit	131,749	229	229	—	—	—
Capital leases and other notes payable	—	8,473	1,657	4,284	2,120	412
Total Debt Obligations	$810,814	$533,702	$201,886	$4,284	$2,120	$325,412
Operating leases	$—	$6,027,757	$676,655	$1,295,312	$1,131,545	$2,924,245
Purchase obligations(2)	$—	$528,709	$295,879	$115,134	$59,298	$58,398
Total	$810,814	$7,090,168	$1,174,420	$1,414,730	$1,192,963	$3,308,055

(1)          The above table excludes scheduled interest payments on debt obligations since all of the Company’s fixed rate debt agreements are hedged with derivative instruments that are intended to convert the fixed rate debt agreements into variable interest rate obligations. Therefore, the amount of future interest payments due on these obligations is not currently determinable (see Notes D and E to the consolidated financial statements).

(2)          Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty, but that require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

On October 13, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the “Agreement”) with Bank of America, N.A and other lending institutions. The Agreement amends and restates the Revolving Credit Agreement dated as of December 14, 2004, which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the “Prior Agreement”).

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

Borrowings made pursuant to the Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Agreement as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Agreement. Under the Agreement, we agree to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee. The

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

payments under this Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes (see Note L).

We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our Credit Facility, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

We expect to open at least 100 new stores during fiscal 2007. We estimate that our cash requirements, including leasehold improvements and fixtures, net inventory and pre-opening expense, will be approximately $1.4 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service. We currently plan to spend approximately $550 million on capital expenditures during fiscal 2007. We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

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

We believe that we will need to spend approximately $550 million in 2007 and $525 million a year for the next few years on capital expenditures to fund organic growth and ongoing operations. The combination of capital spending in this range and an acquisition strategy that is not projected to require significant amounts of capital means that we will likely generate operating cash flow in excess of our expected needs, thereby strengthening our credit profile. To use this excess cash to benefit our stockholders, in 2004 we implemented a $1.0 billion share repurchase program and paid an annual cash dividend. Under the repurchase program, we repurchased approximately $500 million of common stock during 2004 and approximately $500 million in 2005. During the third quarter of 2005, we announced a new repurchase program under which we may repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008, following completion of our $1.0 billion repurchase program. Under our new repurchase program, we repurchased approximately $150 million of common stock during 2005 and approximately $750 million during 2006. We paid an annual cash dividend of $0.22 per share of common stock on April 20, 2006 to shareholders of record on March 31, 2006, resulting in a total dividend payment of $160.9 million. On March 1, 2007, we announced that we would pay a cash dividend of $0.29 per share on April 19, 2007 to shareholders of record on March 30, 2007. While it is our current intention to pay cash dividends in years following 2007, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $525.0 million at February 3, 2007, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial performance or results of operations. Based on February 3, 2007 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $5.3 million additional pre-tax charge or credit to our statement of operations.

As more fully described in the notes to the consolidated financial statements, we are exposed to foreign exchange risks through subsidiaries in Canada, Austria, Belgium, the Czech Republic, Denmark, France, Germany, Hungary, Italy, Luxembourg, Poland, Portugal, Spain, Sweden, Switzerland, The Netherlands, the United Kingdom, Argentina, Brazil, China and Taiwan. We have entered into a currency swap in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at February 3, 2007, we have recorded a $0.3 million asset representing gross unrealized gains on one of our derivatives and a $70.7 million liability representing gross unrealized losses on three other derivatives. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which is being amortized into income through August 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Staples Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Boston, Massachusetts
February 27, 2007

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	February 3,	January 28,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,017,671	$977,822
Short-term investments	457,759	593,082
Receivables, net	720,797	576,672
Merchandise inventories, net	1,919,714	1,706,372
Deferred income tax asset	141,108	149,257
Prepaid expenses and other current assets	174,314	141,339
Total current assets	4,431,363	4,144,544
Property and equipment:
Land and buildings	791,264	705,978
Leasehold improvements	996,434	884,853
Equipment	1,539,617	1,330,181
Furniture and fixtures	757,408	672,931
Total property and equipment	4,084,723	3,593,943
Less accumulated depreciation and amortization	2,110,602	1,835,549
Net property and equipment	1,974,121	1,758,394
Lease acquisition costs, net of accumulated amortization	33,579	34,885
Intangible assets, net of accumulated amortization	232,383	240,395
Goodwill	1,455,113	1,378,752
Other assets	270,706	175,750
Total assets	$8,397,265	$7,732,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486,188	$1,435,815
Accrued expenses and other current liabilities	1,101,018	1,041,201
Debt maturing within one year	201,177	2,891
Total current liabilities	2,788,383	2,479,907
Long-term debt	316,465	527,606
Deferred income tax liability	8,986	5,845
Other long-term obligations	252,657	233,426
Minority interest.	9,109	4,335
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 849,338,568 shares at February 3, 2007 and 829,695,100 shares at January 28, 2006	510	498
Additional paid-in capital	3,338,412	2,937,362
Cumulative foreign currency translation adjustments	189,115	87,085
Retained earnings	4,005,424	3,192,630
Less: treasury stock at cost, 130,605,591 shares at February 3, 2007 and 99,253,565 shares at January 28, 2006	(2,511,796)	(1,735,974)
Total stockholders’ equity	5,021,665	4,481,601
Total liabilities and stockholders’ equity	$8,397,265	$7,732,720

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Sales	$18,160,789	$16,078,852	$14,448,378
Cost of goods sold and occupancy costs	12,966,788	11,496,234	10,346,056
Gross profit	5,194,001	4,582,618	4,102,322
Operating and other expenses:
Operating and selling	2,946,249	2,647,567	2,383,437
General and administrative	770,268	687,962	653,266
Amortization of intangibles	14,415	13,008	8,743
Total operating expenses	3,730,932	3,348,537	3,045,446
Operating income	1,463,069	1,234,081	1,056,876
Other income (expense):
Interest income	58,839	59,937	31,042
Interest expense	(47,810)	(56,774)	(39,888)
Miscellaneous expense	(2,770)	(1,945)	(1,455)
Income before income taxes and minority interest	1,471,328	1,235,299	1,046,575
Income tax expense	497,972	450,884	382,000
Income before minority interests	973,356	784,415	664,575
Minority interest (income) expense	(321)	298	—
Net Income	$973,677	$784,117	$664,575
Earnings per common share
Basic	$1.35	$1.07	$0.90
Diluted	$1.32	$1.04	$0.87
Dividends declared per common share	$0.22	$0.17	$0.13

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands)
For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

		Additional	Cumulative
	Common	Paid-In	Translation	Retained	Treasury	Comprehensive
	Stock	Capital	Adjustments	Earnings	Stock	Income
Balances at January 31, 2004	$316	$2,243,569	$81,002	$1,966,867	$(561,099)	$559,732
Issuance of common stock for stock options exercised	8	187,163	—	—	—	—
Tax benefit on exercise of options	—	35,546	—	—	—	—
Stock-based compensation	—	114,861	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	19,222	—	—	—	—
Stock split	163	(163)	—	—	—
Net income for the year	—	—	—	664,575	—	664,575
Common stock dividend	—	—	—	(99,527)	—	—
Foreign currency translation adjustments	—	—	46,861	—	—	46,861
Changes in the fair value of derivatives (net of taxes of $9,729)	—	—	(13,436)	—	—	(13,436)
Purchase of treasury shares	—	—	—	—	(511,730)	—
Other	—	225	—	—	—	—
Balances at January 29, 2005	$488	$2,600,423	$114,427	$2,531,915	$(1,072,829)	$698,000
Issuance of common stock for stock options exercised	9	159,727	—	—	—	—
Tax benefit on exercise of options	—	24,347	—	—	—	—
Stock-based compensation	—	129,806	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	23,181	—	—	—	—
Stock split and cash paid in lieu of fractional shares	—	(921)	—	—	—	—
Net income for the year	—	—	—	784,117	—	784,117
Common stock dividend	—	—	—	(123,402)	—	—
Foreign currency translation adjustments	—	—	(15,837)	—	—	(15,837)
Changes in the fair value of derivatives (net of taxes of $8,332)	—	—	(11,505)	—	—	(11,505)
Purchase of treasury shares	—	—	—	—	(663,145)	—
Other	—	799	—	—	—	—
Balances at January 28, 2006	$498	$2,937,362	$87,085	$3,192,630	$(1,735,974)	$756,775
Issuance of common stock for stock options exercised	11	166,752	—	—	—	—
Tax benefit on exercise of options	—	36,069	—	—	—	—
Stock-based compensation	—	168,736	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	28,499	—	—	—	—
Net income for the year	—	—	—	973,677	—	973,677
Common stock dividend	—	—	—	(160,883)	—	—
Foreign currency translation adjustments	—	—	96,404	—	—	96,404
Changes in the fair value of derivatives (net of taxes of $4,073)	—	—	5,626	—		5,626
Purchase of treasury shares	—	—	—	—	(775,822)	—
Other	—	994	—	—	—	—
Balances at February 3, 2007	$510	$3,338,412	$189,115	$4,005,424	$(2,511,796)	$1,075,707

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Operating activities:
Net income	$973,677	$784,117	$664,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339,299	303,900	278,845
Stock-based compensation	168,736	129,806	114,861
Deferred income tax (benefit) expense	(65,401)	(96,189)	15,307
Excess tax benefits from stock-based compensation arrangements	(36,069)	(36,748)	(41,205)
Other	(365)	(6,513)	12,516
Change in assets and liabilities, net of companies acquired:
Increase in receivables	(128,010)	(80,166)	(49,786)
Increase in merchandise inventories	(191,957)	(97,538)	(63,747)
Increase in prepaid expenses and other assets	(44,298)	(15,646)	(8,736)
Increase in accounts payable	34,379	187,402	82,355
Increase in accrued expenses and other current liabilities	93,175	105,274	76,103
Increase in other long-term obligations	21,823	20,922	56,915
Net cash provided by operating activities	1,164,989	1,198,621	1,138,003
Investing activities:
Acquisition of property and equipment	(528,475)	(456,103)	(335,435)
Acquisition of businesses, net of cash acquired	(29,654)	(40,560)	(111,657)
Investment in joint venture, net of cash acquired	(2,096)	(16,636)	(29,330)
Proceeds from the sale of short-term investments	8,358,384	8,097,199	10,708,696
Purchase of short-term investments	(8,223,063)	(8,218,049)	(10,246,652)
Net cash used in investing activities	(424,904)	(634,149)	(14,378)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	195,263	181,997	206,394
Proceeds from borrowings	—	535	—
Payments on borrowings	(5,191)	(16,735)	(235,081)
Cash dividends paid	(160,883)	(123,402)	(99,527)
Excess tax benefits from stock-based compensation arrangements	36,069	36,748	41,205
Purchase of treasury stock, net	(775,822)	(663,145)	(511,730)
Net cash used in financing activities	(710,564)	(584,002)	(598,739)
Effect of exchange rate changes on cash	10,328	42	14,959
Net increase (decrease) in cash and cash equivalents	39,849	(19,488)	539,845
Cash and cash equivalents at beginning of period	977,822	997,310	457,465
Cash and cash equivalents at end of period	$1,017,671	$977,822	$997,310

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

Nature of Operations:   Staples, Inc. and subsidiaries (“Staples” or the “Company”) pioneered the office products superstore concept and Staples is a leading office products company. Staples operates three business segments: North American Retail, North American Delivery and International Operations. The Company’s North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and the Company’s Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 19 countries in Europe, South America and Asia.

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

Fiscal Year:   Staples’ fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2006 consisted of the 53 weeks ended on February 3, 2007, while fiscal years 2005 and 2004 consisted of the 52 weeks ended January 28, 2006 and January 29, 2005, respectively.

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

Short-term Investments:   Short-term investments, which primarily consist of market auction rate preferred stock and debt securities and treasury securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. At February 3, 2007, the available for sale investments consisted of $334.4 million of market auction rate preferred stock and debt securities, $38.0 million of treasury securities and $85.4 million of municipal securities, with contractual maturities ranging from February 2007 through August 2046.

Receivables:   Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $511.1 million at February 3, 2007 and $444.8 million at January 28, 2006. Concentrations of credit risk with respect to trade receivables are limited due to Staples’ large number of customers and their dispersion across many industries and geographic regions.

An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historical trends. The allowance recorded at February 3, 2007 and January 28, 2006 was $18.8 million and $16.4 million, respectively.

Other non-trade receivables were $228.5 million at February 3, 2007 and $148.3 million at January 28, 2006 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

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

Lease Acquisition Costs:   Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 3, 2007 and January 28, 2006 totaled $64.4 million and $61.5 million, respectively.

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

The changes in the carrying amount of goodwill during the year ended February 3, 2007 are as follows (in thousands):

	Goodwill At January 28, 2006	2006 Net Additions	2006 Foreign Exchange Fluctuations	Goodwill At February 3, 2007
North American Retail	$37,109	$—	$(803)	$36,306
North American Delivery	431,371	13,404	—	444,775
International Operations	910,272	4,730	59,030	974,032
Consolidated	$1,378,752	$18,134	$58,227	$1,455,113

Intangible assets not subject to amortization, which include registered trademarks and trade names, were $153.0 million at February 3, 2007 and January 28, 2006; intangible assets subject to amortization, which include certain trademarks and trade names, customer related intangible assets and non-competition agreements, were $126.5 million and $120.9 million at February 3, 2007 and January 28, 2006, respectively. At February 3, 2007, intangible assets subject to amortization had a weighted average life of 11.1 years. Accumulated amortization for intangible assets subject to amortization was $47.1 million and $33.5 million at February 3, 2007 and January 28, 2006, respectively.

Impairment of Long-Lived Assets:   SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets “ (“SFAS No. 144”) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Staples’ policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples’ other operations.

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

Advertising:   Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $31.2 million at February 3, 2007 and $28.4 million at January 28, 2006. Total advertising and marketing expense was $660.3 million, $588.2 million and $526.0 million for fiscal years 2006, 2005 and 2004, respectively.

Pre-opening Costs:   Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

Stock-Based Compensation:   The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) as of January 29, 2006, using the modified retrospective method. As a result, the consolidated financial statements for fiscal years 2005 and 2004 have been restated to reflect the adoption of this standard. The impact on net income and earnings per share from the adoption of SFAS No. 123R is consistent with the pro forma amounts previously disclosed in our annual reports. As a result of adopting SFAS No. 123R, the Company recorded an increase of $310.2 million to Additional Paid-In Capital at January 31, 2004 and a reduction of $242.4 million to Retained Earnings at January 31, 2004.

Foreign Currency Translation:   The assets and liabilities of Staples’ foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples’ foreign subsidiaries are recorded as a separate component of stockholders’ equity.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements:   In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company’s analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on the Company’s retained earnings at the time of adoption.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications:   Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Business Acquisitions and Equity Method Investments

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

During 2006, the Company paid an aggregate of $52.7 million to acquire all or a majority interest in certain delivery businesses headquartered in the United States and Taiwan and increased the Company’s previous investment in a delivery business in the People’s Republic of China. The results of these businesses have been included in the consolidated financial statements since the dates of acquisition.

During 2006, the Company recorded $16.5 million of goodwill and $13.0 million of intangible assets for all acquisitions and investments completed in 2006, of which $2.9 million of the goodwill recorded is expected to be deductible for tax purposes. The $13.0 million recorded for intangible assets was assigned to trade names and customer related intangible assets that will be amortized over a weighted average life of 4.4 years.

During 2004, the Company paid an aggregate of $114.7 million to acquire Officenet SA, a mail order and internet company operating in Argentina and Brazil, Pressel Versand International GmbH, a mail order company based in Austria and operating in nine European countries, Malling Beck A/S, a mail order company based in Denmark, and Globus Office World plc (“Office World”), a United Kingdom office products company. In connection with the acquisition of Office World, Staples accrued approximately $17.2 million for merger-related and integration costs, reflecting costs associated with planned Office World store closures, a distribution center closure, severance and transaction related costs. As of February 3, 2007, approximately $6.7 million has been charged against this accrual and $10.5 million remains accrued for these merger-related and integration costs. Additionally, in 2004, the Company entered the Asian market by investing in a delivery business in the People’s Republic of China (“Staples China”). The Company has been the majority shareholder of Staples China since the first quarter of 2005.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE C Accrued Expenses and Other Current Liabilities

The major components of accrued liabilities are as follows (in thousands):

	February 3, 2007	January 28, 2006
Taxes	$284,094	$318,971
Employee related	268,046	253,828
Acquisition and store closure reserves	48,798	57,501
Advertising and marketing	82,985	71,005
Other	417,095	339,896
Total	$1,101,018	$1,041,201

NOTE D Debt and Credit Agreements

The major components of debt outstanding are as follows (in thousands):

	February 3, 2007	January 28, 2006
Notes due October 2012 (see below)	$325,000	$325,000
Senior Notes due August 2007 (see below)	200,000	200,000
Lines of credit (see “Credit Agreements” below)	229	184
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 2% to 13%; collateralized by the related equipment	8,473	12,803
	533,702	537,987
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	(16,060)	(7,490)
Less current portion	(201,177)	(2,891)
Net long-term debt	$316,465	$527,606
Debt maturing within one year consists of the following (in thousands):
Current portion of long-term debt	$201,886	$2,891
Fair value adjustments on hedged debt	(709)	—
Total debt maturing within one year	$201,177	$2,891

Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2007	$201,886
2008	2,943
2009	1,341
2010	1,690
2011	430
Thereafter	325,412
$533,702

Future minimum lease payments under capital leases of $6.9 million, excluding $0.5 million of interest, are included in aggregate annual maturities shown above. Staples entered into no new capital lease agreements during fiscal 2006; Staples entered into new capital lease agreements totaling $3.1 million and $0.5 million during fiscal years 2005 and 2004, respectively.

Interest paid by Staples totaled $45.9 million, $41.2 million and $22.5 million for fiscal years 2006, 2005 and 2004, respectively. There was $0.2 million of capitalized interest in fiscal 2006; no interest was capitalized in fiscal 2005 or 2004.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE D Debt and Credit Agreements (Continued)

Notes:   On September 30, 2002, Staples issued $325 million principal amount of senior notes due October 1, 2012 (the “Notes”), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the Notes into variable rate obligations (see Note E).

Senior Notes:   On August 12, 1997, Staples issued $200 million principal amount of senior notes due August 15, 2007 (the “Senior Notes”), with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year commencing on February 15, 1998. Staples has entered into interest rate swap agreements to turn the Senior Notes into variable rate obligations (see Note E).

Credit Agreements:   On October 13, 2006, Staples entered into an Amended and Restated Revolving Credit Agreement (the “Agreement”) with Bank of America, N.A and other lending institutions. The Agreement amends and restates the Revolving Credit Agreement dated as of December 14, 2004, which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the “Prior Agreement”).

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

Borrowings made pursuant to the Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Agreement as the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Agreement. Under the Agreement, Staples agrees to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on the Company’s credit rating and fixed charge coverage ratio, and when applicable, a utilization fee. The payments under this Agreement are guaranteed by the same subsidiaries that guarantee the Company’s publicly issued notes (See Note L).

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

Staples had available $132.6 million available under lines of credit, which had an outstanding balance of $0.2 million at February 3, 2007, with $0.6 million of letters of credit issued under the facilities.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Derivative Instruments and Hedging Activities

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

Interest Rate Swaps:   During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200 million, to turn Staples’ fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which is being amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous to the termination of these interest rate swaps, Staples entered into another $200 million of interest rate swaps whereby Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.125% and is obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements, scheduled to terminate on August 15, 2007, are designated as fair value hedges of the Senior Notes and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement. At February 3, 2007, the new interest rate swap agreements had a fair value loss of $0.7 million, which was included in other long-term obligations.

On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreements. At February 3, 2007, the interest rate swap agreement had a fair value loss of $17.1 million, which was included in other long-term obligations.

Foreign Currency Swaps:   During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $200 million and is obligated to pay 298 million in Canadian dollars. Staples is also entitled to receive monthly interest payments on $200 million at a fixed rate of 7.125% and is obligated to make monthly interest payments on 298 million Canadian dollars at a fixed rate of 6.445%. On November 16, 2006, Staples entered into a currency swap, for an aggregate notional amount of $7.5 million. Upon maturity of the agreement, scheduled for August 15, 2007, or earlier termination thereof, Staples is entitled to receive $7.5 million and is obligated to pay 8.6 million in Canadian dollars. Staples is also entitled to receive quarterly interest payments on $7.5 million at a fixed rate of 5.3725% and is obligated to make quarterly interest payments on 8.6 million Canadian dollars at a fixed rate of 4.315%. These swaps have been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries and gains or losses were recorded as cumulative translation adjustments in stockholders’ equity. At February 3, 2007, the currency swaps had an aggregate fair value loss of $52.6 million, which was included in other long-term obligations. During fiscal years 2006, 2005 and 2004, foreign currency gains (losses), net of taxes of $5.6 million, $(11.5) million and $(13.4) million, respectively were recorded in the cumulative translation adjustment line.

NOTE F Commitments and Contingencies

Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

Other long-term obligations at February 3, 2007 include $110.3 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Commitments and Contingencies (Continued)

facilities (including lease commitments for 126 retail stores not yet opened at February 3, 2007) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2007	$676,655
2008	664,597
2009	630,715
2010	586,672
2011	544,873
Thereafter	2,924,245
$6,027,757

Future minimum lease commitments do not include $78.5 million of minimum rentals due under non-cancelable subleases.

Rent expense approximated $612.8 million, $566.1 million and $524.0 million for fiscal years 2006, 2005 and 2004, respectively.

As of February 3, 2007, Staples had purchase obligations of $528.7 million. Many of the Company’s purchase commitments may be canceled by the Company without advance notice or payment, and the Company has excluded such commitments, along with intercompany commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2007	$295,879
2008 through 2009	115,134
2010 through 2011	59,298
Thereafter	58,398
$528,709

Import letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 3, 2007, Staples had open letters of credit totaling $57.3 million.

The Company is involved from time to time in litigation arising from the operation of its business. Various class action lawsuits have been brought against us for alleged violations of what is known as California’s “wage and hour” law. The plaintiffs have alleged that we improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. Staples and the general manager class have reached a tentative settlement. The settlement requires court approval. The case involving assistant store managers is unaffected by the settlement. The plaintiffs are seeking to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The court has granted class certification to the plaintiffs. The court’s ruling is procedural only and does not address the merits of the plaintiffs’ allegations. The trial date for the case has been scheduled for November 2007. We believe we have meritorious defenses in the litigation and expect to prevail. If, however, there is an adverse judgment from which there is no successful appeal, damages could range from $10 million to $150 million, excluding interest and attorneys’ fees.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples’ deferred tax assets and liabilities are as follows (in thousands):

	February 3,	January 28,
	2007	2006
Deferred tax assets:
Deferred rent	$42,336	$39,062
Capitalized vendor money	—	26,855
Foreign tax credit carryforwards	62,473	—
Net operating loss carryforwards	88,497	47,447
Insurance	12,362	7,274
Employee benefits	87,844	80,365
Merger related charges	9,954	11,008
Store closure charge	7,295	10,325
Inventory	32,289	40,715
Unrealized loss on hedge instruments	22,083	26,156
Deferred revenue	22,724	18,291
Depreciation	53,273	28,152
Other—net	45,780	50,940
Total deferred tax assets	486,910	386,590
Total valuation allowance	(77,821)	(44,314)
Net deferred tax assets	$409,089	$342,276
Deferred tax liabilities:
Intangibles	$(90,455)	$(90,205)
Other—net	(2,661)	(1,499)
Total deferred tax liabilities	(93,116)	(91,704)
Net deferred tax assets	$315,973	$250,572

The gross deferred tax asset from tax loss carryforwards of $88.5 million represents approximately $280.9 million of net operating loss carryforwards, which have an indefinite carryforward period. The valuation allowance increased by $33.5 million during the year, due primarily to increased tax rates applied to the net operating loss carryforwards.

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Pretax income:
United States	$1,173,804	$1,058,299	$862,231
Foreign	297,524	177,000	184,344
	$1,471,328	$1,235,299	$1,046,575

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Income Taxes (Continued)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Current tax expense:
Federal	$516,520	$484,326	$315,989
State	22,638	19,027	19,899
Foreign	86,870	75,990	69,701
Deferred tax (benefit) expense:
Federal	(101,984)	(85,897)	(11,971)
State	(11,996)	(8,501)	1,441
Foreign	(14,076)	(34,061)	(13,059)
Total income tax expense	$497,972	$450,884	$382,000

A reconciliation of the federal statutory tax rate to Staples’ effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	1.9	1.7	2.3
Effect of foreign taxes	(1.2)	(0.6)	(0.4)
Tax credits	(0.6)	(0.5)	(0.6)
Resolution of tax matters	(2.2)	0.0	0.0
Other	0.9	0.9	0.2
Effective tax rate	33.8%	36.5%	36.5%

Our effective tax rate for 2006 reflects an adjustment for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters, which were recorded as discrete items in the third quarter. Our effective tax rate for 2006, excluding the impact of discrete items, was 36.0%. The effective tax rate in any year is impacted by the geographic mix of earnings.

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

Income tax payments were $596 million, $472 million and $322 million during fiscal years 2006, 2005 and 2004, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $555 million as of February 3, 2007. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans

Stock Option Review

During the third quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 1997 to the present. Based on the results of the review, the Company recorded a $10.8 million expense ($8.6 million net of taxes) to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its option granting processes.

The amount of this correction in any single year would have been no more than 0.6% of operating income for that year. The Company recorded the cumulative impact of these errors as a charge in 2006 without restating any historical financial statements. This charge increased cost of goods sold and occupancy costs by $0.3 million, operating and selling expenses by $3.9 million, general and administrative expenses by $6.6 million, and reduced income tax expense by $2.2 million, resulting in an $8.6 million reduction in net income for 2006.

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

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 62.3 million shares of common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. As of February 27, 1997, Staples’ 1987 Stock Option Plan (the “1987 Plan”) expired; however, unexercised options under this plan remain outstanding. Options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2004	74,943,866	$11.49
Granted	15,553,603	19.10
Exercised	(18,963,776)	9.82
Canceled	(2,645,105)	12.93
Outstanding at January 29, 2005	68,888,588	$13.61
Granted	16,757,946	21.34
Exercised	(13,605,421)	11.78
Canceled	(3,568,121)	17.08
Outstanding at January 28, 2006	68,472,992	$15.68
Granted	4,539,002	24.55
Exercised	(12,617,602)	13.18
Canceled	(2,738,475)	19.45
Outstanding at February 3, 2007	57,655,917	$16.75	$559,170
Exercisable at February 3, 2007	35,236,218	$14.14	$433,886

The weighted-average fair values of options granted during fiscal years 2006, 2005 and 2004 were $7.12, $6.32 and $7.25, respectively.

The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 9.00	1,357,695	1.80	$6.96	1,356,627	$6.96
$ 9.001 - $10.00	5,114,151	4.01	9.72	5,098,895	9.72
$10.001 - $11.00	5,848,299	4.82	10.50	5,830,382	10.50
$11.001 - $13.00	8,002,656	6.08	12.22	6,936,412	12.22
$13.001 - $14.00	3,296,552	2.60	13.37	3,278,585	13.37
$14.001 - $19.00	2,327,536	4.00	16.27	2,018,803	16.17
$19.001 - $20.00	10,649,060	7.19	19.16	4,662,734	19.16
$20.001 - $21.00	3,600,448	3.30	20.67	3,239,214	20.67
$21.001 - $22.00	12,390,164	8.39	21.31	2,577,682	21.33
$22.001 - $28.00	5,069,356	9.20	24.27	236,884	22.63
$ 0.00 - $28.00	57,655,917	6.19	$16.75	35,236,218	$14.14

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

The number of exercisable shares was 35.2 million at February 3, 2007, 36.8 million at January 28, 2006 and 40.3 million at January 29, 2005.

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

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2006	2005	2004
Risk free interest rate	5.0%	3.8%	3.8%
Expected dividend yield	0.8%	0.8%	0.7%
Expected stock volatility	31%	33%	41%
Expected life of options	5.1 years	5.0 years	5.0 years

The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company’s history that would impact the value of the stock options granted to employees.

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plan and the issuance of stock options, Staples recognized $95.8 million in compensation expense for fiscal 2006, $79.2 million for fiscal 2005 and $69.0 million for fiscal 2004, respectively. At February 3, 2007, the Company had $123.4 million of stock options to be expensed over the period through January 2011.

Restricted Stock

In 2003 the Company began granting restricted shares in lieu of special grants of stock options. All shares underlying awards of restricted stock are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted stock leave Staples prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Staples. The following table summarizes the Company’s grants of restricted stock in fiscal 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 29, 2006	2,018,614	$18.45
Granted	5,321,410	24.63
Released	(1,576,537)	18.48
Canceled	(427,822)	22.02
Outstanding at February 3, 2007	5,335,665	$24.32

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

In connection with the issuance of restricted stock, Staples included $28.1 million, $15.1 million and $11.0 million in compensation expense for fiscal years 2006, 2005 and 2004, respectively.

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

As of February 3, 2007, Staples had 944,670 PARS outstanding that were issued during fiscal year 2005. PARS issued in fiscal year 2005 have a weighted-average fair market value of $21.72 and will vest in March 2007 as a result of Staples achieving its target earnings per share growth for the fiscal year ended February 3, 2007. PARS issued in fiscal year 2004 had a weighted-average fair market value of $19.79 and vested in March 2006 as a result of Staples achieving its target earnings per share growth for the fiscal year ended January 28, 2006. PARS issued in fiscal year 2003 had a weighted-average fair market value of $17.37 and vested on April 1, 2005. PARS issued in fiscal year 2000 have a weighted-average fair market value of $9.46 and vested on February 1, 2005.

In connection with the issuance of PARS, Staples included $23.6 million, $20.9 million and $21.7 million in compensation expense for fiscal years 2006, 2005 and 2004, respectively.

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

The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of February 3, 2007, Staples had 541,200 performance shares that were issued during fiscal year 2006. The shares have a weighted-average fair market value of $23.43. In connection with the issuance of performance shares, Staples recognized $6.3 million in compensation expense for fiscal year 2006.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

In connection with these plans, Staples included approximately $14.8 million, $14.6 million and $13.4 million in expense for fiscal years 2006, 2005 and 2004.

NOTE I Stockholders’ Equity

In 2006, the Company repurchased 30.3 million shares of the Company’s common stock for a total purchase price (including commissions) of $749.9 million under the Company’s share repurchase program, which was announced in 2004 and amended in the third quarter of 2005. In 2005, the Company repurchased 30.1 million shares of the Company’s common stock for a total purchase price (including commissions) of $649.6 million. Under the original program, the Company was authorized to repurchase up to $1.0 billion of Staples common stock during fiscal years 2004 and 2005. Under the new program, the Board of Directors authorized the Company to repurchase up to an additional $1.5 billion of Staples common stock through February 2, 2008 following the completion of the Company’s $1.0 billion repurchase program. In 2004, the Company repurchased 26.1 million shares of the Company’s common stock for a total purchase price (including commissions) of $502.7 million.

At February 3, 2007, 60.6 million shares of common stock were reserved for issuance under Staples’ 2004 Plan, 401(k) Plan and employee stock purchase plans.

NOTE J Computation of Earnings per Common Share

Earning per share has been presented below for Staples common stock for fiscal years 2006, 2005 and 2004 (amounts in thousands, except per share data):

	2006	2005	2004
Numerator:
Net income	$973,677	$784,117	$664,575
Denominator:
Weighted-average common shares outstanding	720,528	731,622	741,878
Effect of dilutive securities:
Employee stock options and restricted stock	19,150	18,794	20,328
Weighted-average shares assuming dilution	739,678	750,416	762,206
Basic earnings per common share	$1.35	$1.07	$0.90
Diluted earnings per common share	$1.32	$1.04	$0.87

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 0.1 million shares, 0.2 million shares and 0.4 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for fiscal 2006, 2005 and 2004, respectively.

NOTE K Segment Reporting

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

Staples evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, the impact of changes in accounting principles and non-recurring items (“business unit income”). The

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE K Segment Reporting (Continued)

accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A. Intersegment sales and transfers and the related intercompany profit or loss are excluded from reportable segment amounts.

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

The following is a summary of significant accounts and balances by reportable segment for fiscal years 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Sales:
North American Retail	$9,938,885	$9,037,513	$8,324,299
North American Delivery	5,863,094	4,945,661	4,196,882
International Operations	2,358,810	2,095,678	1,927,197
Consolidated	$18,160,789	$16,078,852	$14,448,378
Business Unit Income:
North American Retail	$956,565	$843,140	$706,419
North American Delivery	624,729	507,131	396,065
International Operations	50,511	13,616	69,253
Business unit income	1,631,805	1,363,887	1,171,737
Stock-based compensation	(168,736)	(129,806)	(114,861)
Consolidated	$1,463,069	$1,234,081	$1,056,876
Depreciation & Amortization:
North American Retail	$210,698	$192,112	$181,307
North American Delivery	74,027	60,103	51,909
International Operations	54,574	51,685	45,629
Consolidated	$339,299	$303,900	$278,845
Capital Expenditures:
North American Retail	$320,633	$284,173	$209,190
North American Delivery	141,117	87,992	55,068
International Operations	66,725	83,938	71,177
Consolidated	$528,475	$456,103	$335,435

The following is a reconciliation of business unit income to income before income taxes and minority interest for fiscal years 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Consolidated business unit income	$1,463,069	$1,234,081	$1,056,876
Other income (expense)	8,259	1,218	(10,301)
Income before income taxes and minority interest	$1,471,328	$1,235,299	$1,046,575

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE K Segment Reporting (Continued)

	February 3, 2007	January 28, 2006	January 29, 2005
Assets:
North American Retail	$3,430,529	$3,472,130	$3,181,132
North American Delivery	1,986,795	2,042,065	1,784,662
International Operations	2,486,950	2,238,833	2,185,474
Total	7,904,274	7,753,028	7,151,268
Elimination of net intercompany receivables	492,991	(20,308)	(24,118)
Total consolidated assets	$8,397,265	$7,732,720	$7,127,150

Geographic Information:

	2006	2005	2004
Sales:
United States	$13,514,677	$11,967,718	$10,808,314
Canada	2,287,302	2,015,456	1,712,867
International	2,358,810	2,095,678	1,927,197
Consolidated	$18,160,789	$16,078,852	$14,448,378

	February 3, 2007	January 28, 2006
Long-lived Assets:
United States	$1,857,093	$1,667,475
Canada	271,660	275,672
International	1,566,443	1,469,279
Consolidated	$3,695,196	$3,412,426

NOTE L Guarantor Subsidiaries

Under the terms of the Company’s Notes and Senior Notes, certain subsidiaries guarantee repayment of the debt. The Notes and Senior Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore,  LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Notes and Senior Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of February 3, 2007 and January 28, 2006 and for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of February 3, 2007
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$476,549	$49,687	$491,435	$—	1,017,671
Short-term investments	457,759	—	—	—	457,759
Merchandise inventories	—	1,203,498	716,216	—	1,919,714
Other current assets	122,172	457,068	456,979	—	1,036,219
Total current assets	1,056,480	1,710,253	1,664,630	—	4,431,363
Net property, equipment and other assets	460,678	1,156,073	894,038	—	2,510,789
Goodwill, net of amortization	175,625	110,140	1,169,348	—	1,455,113
Investment in affiliates and intercompany, net	(892,119)	3,067,979	2,822,520	(4,998,380)	—
Total assets	800,664	6,044,445	6,550,536	(4,998,380)	8,397,265
Total current liabilities	416,459	1,378,130	993,794	—	2,788,383
Total long-term liabilities	34,412	416,607	127,089	—	578,108
Minority interest	—	—	9,109	—	9,109
Total stockholders’ equity	349,793	4,249,708	5,420,544	(4,998,380)	5,021,665
Total liabilities and stockholders’ equity	800,664	6,044,445	6,550,536	(4,998,380)	8,397,265

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended February 3, 2007
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$12,069,327	$6,091,462	$18,160,789
Cost of goods sold and occupancy costs	8,459	8,665,100	4,293,229	12,966,788
Gross profit (loss)	(8,459)	3,404,227	1,798,233	5,194,001
Operating and other expenses	344,519	2,283,044	1,095,110	3,722,673
Income (loss) before income taxes and minority interest	(352,978)	1,121,183	703,123	1,471,328
Income tax expense	—	396,884	101,088	497,972
Income (loss) before minority interest	(352,978)	724,299	602,035	973,356
Minority interest income	—	—	(321)	(321)
Net income (loss)	$(352,978)	$724,299	$602,356	$973,677

Condensed Consolidating Statement of Income
For the year ended January 28, 2006
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$10,649,559	$5,429,293	$16,078,852
Cost of goods sold and occupancy costs	3,957	7,646,490	3,845,787	11,496,234
Gross profit (loss)	(3,957)	3,003,069	1,583,506	4,582,618
Operating and other expenses	76,844	1,983,815	1,286,660	3,347,319
Income (loss) before income taxes and minority interest	(80,801)	1,019,254	296,846	1,235,299
Income tax expense	—	337,635	113,249	450,884
Income (loss) before minority interest	(80,801)	681,619	183,597	784,415
Minority interest	—	—	298	298
Net income (loss)	$(80,801)	$681,619	$183,299	$784,117

Condensed Consolidating Statement of Income
For the year ended January 29, 2005
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,608,652	$4,839,726	$14,448,378
Cost of goods sold and occupancy costs	6,019	6,929,519	3,410,518	10,346,056
Gross profit (loss)	(6,019)	2,679,133	1,429,208	4,102,322
Operating and other expenses	95,231	1,889,944	1,070,572	3,055,747
Income (loss) before income taxes	(101,250)	789,189	358,636	1,046,575
Income tax expense	—	256,635	125,365	382,000
Net income (loss)	$(101,250)	$532,554	$233,271	$664,575

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 3, 2007
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$677,664	$387,110	$100,215	$1,164,989
Investing activities:
Acquisition of property, equipment and lease rights	(72,465)	(387,127)	(68,883)	(528,475)
Acquisition of businesses, net of cash acquired	—	(29,654)	—	(29,654)
Investment in joint venture	—	—	(2,096)	(2,096)
Purchase of short-term investments	(8,223,063)	—	—	(8,223,063)
Proceeds from the sale of short-term investments	8,358,384	—	—	8,358,384
Cash provided by (used in) investing activities	62,856	(416,781)	(70,979)	(424,904)
Financing activities:
Payments on borrowings	(5,191)	—	—	(5,191)
Purchase of treasury shares	(775,822)			(775,822)
Excess tax benefits from stock-based compensation arrangements	2,958	29,968	3,143	36,069
Cash dividends paid	(160,883)	—	—	(160,883)
Other	195,263	—	—	195,263
Cash (used in) provided by financing activities	(743,675)	29,968	3,143	(710,564)
Effect of exchange rate changes on cash	—	—	10,328	10,328
Net increase (decrease) in cash	(3,155)	297	42,707	39,849
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$476,549	$49,687	$491,435	$1,017,671

Condensed Consolidating Statement of Cash Flows
For the year ended January 28, 2006
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$800,962	$227,372	$170,287	$1,198,621
Investing activities:
Acquisition of property, equipment and lease rights	(95,311)	(212,254)	(148,538)	(456,103)
Acquisition of businesses, net of cash acquired	—	(40,560)	—	(40,560)
Investment in joint venture	(16,636)	—	—	(16,636)
Purchase of short-term investments	(8,218,049)	—	—	(8,218,049)
Proceeds from the sale of short-term investments	8,097,199	—	—	8,097,199
Cash used in investing activities	(232,797)	(252,814)	(148,538)	(634,149)
Financing activities:
Payments on borrowings	(16,735)	—	—	(16,735)
Purchase of treasury shares	(663,145)	—	—	(663,145)
Excess tax benefits from stock-based compensation arrangements	3,014	30,532	3,202	36,748
Cash dividends paid	(123,402)	—	—	(123,402)
Other	182,532	—	—	182,532
Cash (used in) provided by financing activities	(617,736)	30,532	3,202	(584,002)
Effect of exchange rate changes on cash	—	—	42	42
Net increase (decrease) in cash	(49,571)	5,090	24,993	(19,488)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310
Cash and cash equivalents at end of period	$479,704	$49,390	$448,728	$977,822

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Consolidating Statement of Cash Flows
For the year ended January 29, 2005
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$694,499	$129,133	$314,371	$1,138,003
Investing activities:
Acquisition of property, equipment and lease rights	(62,647)	(169,674)	(103,114)	(335,435)
Acquisition of businesses, net of cash acquired	—	(4,901)	(106,756)	(111,657)
Investment in joint venture	(29,330)	—	—	(29,330)
Purchase of short-term investments	(10,246,652)	—	—	(10,246,652)
Proceeds from the sale of short-term investments	10,698,696	—	10,000	10,708,696
Cash provided by (used in) investing activities	360,067	(174,575)	(199,870)	(14,378)
Financing activities:
Payments on borrowings	(235,081)	—	—	(235,081)
Purchase of treasury shares	(511,730)	—	—	(511,730)
Excess tax benefits from stock-based compensation arrangements	3,379	34,235	3,591	41,205
Cash dividends paid	(99,527)	—	—	(99,527)
Other	206,394	—	—	206,394
Cash (used in) provided by financing activities	(636,565)	34,235	3,591	(598,739)
Effect of exchange rate changes on cash	—	—	14,959	14,959
Net increase (decrease) in cash	418,001	(11,207)	133,051	539,845
Cash and cash equivalents at beginning of period	111,274	55,507	290,684	457,465
Cash and cash equivalents at end of period	$529,275	$44,300	$423,735	$997,310

NOTE M Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter (3)	Fourth Quarter (4)
Fiscal Year Ended February 3, 2007(1)
Sales	$4,237,646	$3,880,674	$4,756,550	$5,285,919
Gross profit	1,188,997	1,096,604	1,362,458	1,545,942
Net income	186,074	161,177	289,928	336,498
Basic earnings per common share(2)	$0.26	$0.22	$0.40	$0.47
Diluted earnings per share(2)	$0.25	$0.22	$0.39	$0.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2006(1)
Sales	$3,899,052	$3,471,964	$4,245,519	$4,462,317
Gross profit	1,061,852	989,386	1,220,698	1,310,682
Net income	147,742	135,177	224,486	276,712
Basic earnings per common share(2)	$0.20	$0.18	$0.31	$0.38
Diluted earnings per share (2)	$0.20	$0.18	$0.30	$0.37

(1)          Results of operations for this period include the results of acquisitions since their acquisition dates (see Note B).

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE M Quarterly Summary (Unaudited) (Continued)

(2)          All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

(3)          Results of operations for this period include a $33.3 million ($0.04 per diluted share) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and an $8.6 million charge, net of taxes ($0.01 per diluted share) to correct the measurement dates used to calculate prior years’ stock-based compensation (see Note H).

(4)          Fiscal year 2006 includes 53 weeks in accordance with our 52- week, 53-week retail calendar; accordingly, the fourth quarter includes 14 weeks.

Item                      15(a) 2

Staples, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 29, 2005	$14,039	$11,149	$503	$9,178	$16,513
January 28, 2006	16,513	13,732	185	14,078	16,352
February 3, 2007	16,352	15,106	153	12,793	18,818

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION OF EXHIBIT
3.1 ^	—	Second Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
3.2 ^	—	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 29, 2006.
4.1 ^	—

Indenture, dated as of August 12, 1997, for the $200,000,000 7.125% Senior Notes due August 15, 2007, between the Company and The Chase Manhattan Bank. Filed as part of Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 1997.

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

Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company’s Form 8-K filed on October 8, 2002.

4.6 ^	—

First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank USA. Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended May 1, 2004.

10.1 ^	—

Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as Co-Documentation Agents, with Banc of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2006.

10.2 * ^	—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.3 * ^	—

First Amendment to Employment Agreement, dated January 26, 2004, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended January 31, 2004.

10.4 * ^	—	Offer Letter, dated August 13, 2001, by and between the Company and Basil L. Anderson. Filed as Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.5 * ^	—	Offer Letter, dated July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2003.
10.6 * ^	—

Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 29, 2006.

10.7 * ^	—

Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended April 29, 2006.

10.8 * ^	—

Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended April 29, 2006.

10.9 * ^	—	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended April 29, 2006.
10.10 * ^	—	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company’s Form 10-K for the fiscal year ended January 29, 2000.
10.11 * ^	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.12 * ^	—	Executive Officer Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.13 * ^	—	Non-Management Director Compensation Summary. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 29, 2005.
10.14 * ^	—	Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005.
10.15 * ^ +	—	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.16 * ^ +	—	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.17 * ^	—	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.4 to the Company’s Form 8-K filed on September 8, 2004.
10.18 * ^ +	—	Form of Performance Share Award Agreement.
10.19 * ^ +	—	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.20 * ^ +	—	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.21 * ^	—	Amended and Restated 1992 Equity Incentive Plan. Filed as part of the Company’s Schedule 14A filed on April 6, 2001.
10.22 * ^	—	Amended and Restated 1990 Director Stock Option Plan. Filed as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.23 * ^	—	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended January 31, 1998.
10.24 * ^	—	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.
10.25 * ^	—	Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.26 * ^	—	Amended and Restated International Employee Stock Purchase Plan. Filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.27 * ^	—	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.28 * ^	—	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.29 * ^	—	Executive Life Insurance Program Summary. Filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.30 * ^	—	Supplemental Executive Retirement Plan. Filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.31 * ^	—	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended January 29, 2005.
10.32 * ^	—	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2005.
10.33 * ^	—	Tax Services Reimbursement Program. Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended April 30, 2005.
14.1+	—	Code of Ethics.
21.1+	—	Subsidiaries of the Company.

23.1+	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	—	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	—	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	—	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	—	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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