Form 10-Q
period 2007-05-05
STAPLES INC
filed 2007-05-22
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 5, 2007

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

The registrant had 715,225,174 shares of  common stock outstanding as of May 18, 2007.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
May 5, 2007

pd

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	May 5, 2007	February 3, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$883,468	$1,017,671
Short-term investments	403,938	457,759
Receivables, net	738,832	720,797
Merchandise inventories, net	1,997,586	1,919,714
Deferred income tax asset	126,924	141,108
Prepaid expenses and other current assets	186,623	174,314
Total current assets	4,337,371	4,431,363

Property and equipment:
Land and buildings	811,162	791,264
Leasehold improvements	1,004,702	996,434
Equipment	1,602,610	1,539,617
Furniture and fixtures	778,662	757,408
Total property and equipment	4,197,136	4,084,723
Less accumulated depreciation and amortization	2,219,164	2,110,602
Net property and equipment	1,977,972	1,974,121

Lease acquisition costs, net of accumulated amortization	33,998	33,579
Intangible assets, net of accumulated amortization	223,394	232,383
Goodwill	1,505,542	1,455,113
Other assets	282,611	270,706
Total assets	$8,360,888	$8,397,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,493,181	$1,486,188
Accrued expenses and other current liabilities	958,383	1,101,018
Debt maturing within one year	202,035	201,177
Total current liabilities	2,653,599	2,788,383

Long-term debt	320,555	316,465
Deferred income tax liability	9,176	8,986
Other long-term obligations	323,190	252,657
Minority interest	10,138	9,109

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 854,300,147 shares at May 5, 2007 and 849,338,568 shares at February 3, 2007	513	510
Additional paid-in capital	3,460,632	3,338,412
Cumulative foreign currency translation adjustments	283,467	189,115
Retained earnings	4,007,016	4,005,424
Less: Treasury stock at cost - 138,099,976 shares at May 5, 2007, and 130,605,591 shares at February 3, 2007	(2,707,398)	(2,511,796)
Total stockholders’ equity	5,044,230	5,021,665
Total liabilities and stockholders’ equity	$8,360,888	$8,397,265

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 weeks ended
	May 5, 2007	April 29, 2006

Sales	$4,589,465	$4,237,646
Cost of goods sold and occupancy costs	3,304,526	3,048,649
Gross profit	1,284,939	1,188,997

Operating and other expenses:
Operating and selling	759,714	716,157
General and administrative	199,181	183,723
Amortization of intangibles	3,433	3,203
Total operating expenses	962,328	903,083

Operating income	322,611	285,914

Other income (expense):
Interest income	15,551	19,517
Interest expense	(11,135)	(14,656)
Miscellaneous expense	(597)	(428)
Income before income taxes and minority interest	326,430	290,347
Income tax expense	117,515	104,525
Income before minority interest	208,915	185,822
Minority interest	(228)	(252)
Net income	$209,143	$186,074

Earnings Per Share:

Basic earnings per common share	$0.29	$0.26
Diluted earnings per common share	$0.29	$0.25

Dividends declared per common share	$0.29	$0.22

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	May 5, 2007	April 29, 2006

Operating Activities:
Net income	$209,143	$186,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,560	79,704
Stock-based compensation	34,260	34,962
Deferred tax benefit	23,632	882
Excess tax benefits from stock-based compensation arrangements	(12,555)	(14,856)
Other	(2,587)	1,777
Changes in assets and liabilities:
Increase in receivables	(10,272)	(27,152)
Increase in merchandise inventories	(49,600)	(35,451)
Increase in prepaid expenses and other assets	(15,347)	(8,863)
Decrease in accounts payable	(11,618)	(4,460)
Decrease in accrued expenses and other liabilities	(121,417)	(53,256)
Increase in other long-term obligations	55,113	8,954
Net cash provided by operating activities	192,312	168,315

Investing Activities:
Acquisition of property and equipment	(64,101)	(114,557)
Investment in joint ventures	(7,299)	—
Purchase of short-term investments	(2,083,962)	(2,257,198)
Proceeds from the sale of short-term investments	2,137,785	2,351,975
Net cash used in investing activities	(17,577)	(19,780)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock
purchase plans	63,933	55,141
Proceeds from borrowings	887	—
Payments on borrowings	(675)	(1,487)
Cash dividends paid	(207,551)	(160,490)
Excess tax benefits from stock-based compensation arrangements	12,555	14,856
Purchase of treasury stock, net	(195,602)	(168,522)
Net cash used in financing activities	(326,453)	(260,502)

Effect of exchange rate changes on cash and cash equivalents	17,515	9,257

Net decrease in cash and cash equivalents	(134,203)	(102,710)
Cash and cash equivalents at beginning of period	1,017,671	977,822
Cash and cash equivalents at end of period	$883,468	$875,112

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A – Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”). These financial statements are for the period covering the thirteen weeks ending May 5, 2007 (also referred to as the “first quarter of 2007”) and the period covering the thirteen weeks ending April 29, 2006 (also referred to as the “first quarter of 2006”). All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Note B – New Accounting Pronouncement

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

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any material adjustments to the Company’s reserves for uncertain tax positions. At the beginning of fiscal 2007, the Company had $81.8 million of gross unrecognized tax benefits, $65.9 million of which, if recognized would affect the Company’s tax rate. At May 5, 2007, the Company had $85.3 million of gross unrecognized tax benefits, $68.7 of which would affect the Company’s tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through February 2, 2008.

Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2001 and all material state, local and foreign income tax matters for years through 2000. Federal income tax returns for 2002 through 2005 are currently under examination.

Staples’ continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7.9 million accrued for interest and penalties as of February 3, 2007 and $8.9 million as of May 5, 2007.

Note C – Employee Benefit Plans

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

Stock Award Plans

The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaces the amended and restated 1992 Equity Incentive Plan (the “1992 Plan”) and the amended and restated 1990 Director Stock Option Plan (the “1990 Plan”). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. In addition to these unexercised options, the 2004 Plan authorizes the issuance of up to 62.3 million shares of the Company’s common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. All employee stock awards are made using registered shares. Except as disclosed in Note H in our 2006 annual report on Form 10-K, options outstanding under these plans have an exercise price equal to the market price of the common stock on the date of grant. Some options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant date, while other options are exercisable in their entirety three to five years after the grant date. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
			(in thousands)
Outstanding at January 29, 2006	68,472,992	$15.68
Granted	58,750	24.21
Exercised	(4,401,217)	12.22
Canceled	(823,799)	18.44
Outstanding at April 29, 2006	63,306,726	$15.90

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 4, 2007	57,655,917	$16.75
Granted	67,100	26.08
Exercised	(4,770,697)	13.59
Canceled	(527,290)	20.89
Outstanding at May 5, 2007	52,425,030	$17.01	$433,591

Exercisable at May 5, 2007	31,174,501	$14.21	$345,019

The weighted average fair value of options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $8.65 and $7.87, respectively.

The following table summarizes information concerning outstanding and exercisable options for common stock as of May 5, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $9.00	887,205	2.06	$6.99	885,687	$6.99
$9.001 - $10.00	4,722,771	3.76	9.73	4,701,619	9.73
$10.001 - $11.00	5,464,609	4.58	10.51	5,435,109	10.51
$11.001 - $13.00	7,744,476	5.82	12.23	7,259,809	12.22
$13.001 - $14.00	1,786,210	3.21	13.36	1,777,026	13.36
$14.001 - $19.00	1,234,081	5.53	17.12	1,020,419	17.18
$19.001 - $20.00	10,228,673	6.94	19.16	4,424,145	19.16
$20.001 - $21.00	3,323,176	3.09	20.67	2,993,974	20.67
$21.001 - $22.00	11,979,329	8.15	21.31	2,439,639	21.32
$22.001 - $25.00	5,054,500	8.96	24.30	237,074	22.71
$0.00 - $25.00	52,425,030	6.23	$17.01	31,174,501	$14.21

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

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	Thirteen weeks ended
	May 5, 2007	April 29, 2006
Risk free interest rate	4.6%	4.5%
Expected dividend yield	0.8%	0.8%
Expected stock volatility	31%	32%
Expected life of options	5.4 years	5.1 years

The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company’s history that would impact the value of the stock options granted to employees.

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plans and the issuance of stock options, Staples included $17.5 million and $21.0 million in compensation expense for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. At May 5, 2007, the Company had $106.3 million of stock options to be expensed over the period through January 2011.

Restricted Stock and Restricted Stock Units

In 2003, the Company began granting restricted stock and restricted stock units (collectively, restricted shares) in lieu of special grants of stock options. All shares underlying these awards are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the restricted shares leave Staples prior to the applicable vesting date for any reason, the unvested restricted shares will be forfeited and returned to

Staples. The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant and is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company’s restricted share activities in the thirteen weeks ended May 5, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 4, 2007	5,335,665	$24.32
Granted	926,897	26.12
Released	(2,432)	21.75
Forfeitures	(111,771)	24.38
Outstanding at May 5, 2007	6,148,359	$24.59

In connection with the issuance of restricted shares, Staples included $10.7 million and $2.2 million in compensation expense for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. At May 5, 2007, Staples had $104.8 million of restricted shares to be expensed over the period through January 2012.

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

The fair value of PARS is based upon the market price of the underlying common stock as of the date of grant. As of May 5, 2007, Staples had no PARS outstanding. PARS issued in fiscal year 2005 had a weighted-average fair market value of $21.72 and vested in March 2007 as a result of Staples achieving its earnings per share growth target for the fiscal year ended February 3, 2007.

In connection with the issuance of PARS, Staples recorded no compensation expense for the thirteen weeks ended May 5, 2007 and included $6.2 million in compensation expense for the thirteen weeks ended April 29, 2006.

Performance Shares

In fiscal 2006 the Company began issuing performance share awards. Performance share awards represent shares of restricted stock that may be issued only if the Company meets minimum performance targets at the end of the applicable performance period. For the 2006 and 2007 performance share awards, the performance target was established based on cumulative returns on net assets over a three year period. If, at the end of the third fiscal year, the Company achieves 100% of the performance target, all of the shares underlying the performance share awards will be issued; if the Company achieves at least 90% of the performance target or exceeds the performance target, then a percentage of the shares underlying the performance share award, from 90% up to 200%, will be issued. If the Company does not achieve at least 90% of the performance target, then none of the shares underlying the performance share awards will be issued.

The fair value of performance share awards is based upon the market price of the underlying common stock as of the date of grant. As of May 5, 2007, Staples had 935,726 performance share awards that were issued during fiscal year 2007 and 2006. The underlying shares have a weighted-average fair market value of $24.62. In connection with the issuance of performance share awards, Staples included $2.4 million in compensation expense for the thirteen weeks ended May 5, 2007 and $1.1 million for the thirteen weeks ended April 29, 2006.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period.

In connection with the 401(k) plan, Staples included approximately $3.6 million and $4.5 million in expense for the first quarter of 2007 and 2006, respectively.

Note D - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net income	$209,143	$186,074
Other comprehensive income:
Foreign currency translation adjustments, net	105,111	25,662
Changes in the fair value of derivatives	(18,550)	(7,251)
Tax effect of changes in the fair value of derivatives	7,791	3,046
Total comprehensive income	$303,495	$207,531

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2007 and 2006 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net income	$209,143	$186,074
Denominator:
Weighted-average common shares outstanding	711,499	725,767
Effect of dilutive securities:
Employee stock options and restricted stock	17,418	18,537
Weighted-average common shares outstanding assuming dilution	728,917	744,304

Basic earnings per common share	$0.29	$0.26
Diluted earnings per common share	$0.29	$0.25

Note F - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery, and International Operations. Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Staples’ Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, South America and Asia.

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

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2007 and 2006 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	May 5, 2007	April 29, 2006
	Sales

North American Retail	$2,363,603	$2,305,912
North American Delivery	1,593,029	1,387,239
International Operations	632,833	544,495
Total reportable segments	$4,589,465	$4,237,646

	Business Unit Income

North American Retail	$189,552	$180,461
North American Delivery	151,830	129,895
International Operations	15,489	10,520
Business unit income	$356,871	$320,876
Stock-based compensation	(34,260)	(34,962)
Total reportable segments	322,611	285,914
Interest and other income, net	3,819	4,433
Income before income taxes and minority interest	$326,430	$290,347

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt. The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the first quarter of 2007 and 2006. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of May 5, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$297,442	$37,142	$548,884	$ —.	$883,468
Short-term investments	403,938	—	—	—	403,938
Merchandise inventories	—	1,242,824	754,762	—	1,997,586
Other current assets	37,875	556,954	457,550	—	1,052,379
Total current assets	739,255	1,836,920	1,761,196	—	4,337,371
Net property, equipment and other assets	340,550	1,233,990	943,435	—	2,517,975
Goodwill	175,625	116,208	1,213,709	—	1,505,542
Investment in affiliates and intercompany, net	(978,201)	3,163,387	2,846,619	(5,031,805)	—
Total assets	$277,229	$6,350,505	$6,764,959	$(5,031,805)	$8,360,888

Total current liabilities	$202,128	$1,444,916	$1,006,555	—	$2,653,599
Total long-term liabilities	130,006	439,515	83,400	—	652,921
Minority interest	—	—	10,138	—	10,138
Total stockholders’ equity	(54,905)	4,466,074	5,664,866	(5,031,805)	5,044,230
Total liabilities and stockholders’ equity	$277,229	$6,350,505	$6,764,959	$(5,031,805)	$8,360,888

Condensed Consolidating Balance Sheet

As of February 3, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$476,549	$49,687	$491,435	$ —.	$1,017,671
Short-term investments	457,759	—	—	—	457,759
Merchandise inventories	—	1,203,498	716,216	—	1,919,714
Other current assets	122,172	457,068	456,979	—	1,036,219
Total current assets	1,056,480	1,710,253	1,664,630	—	4,431,363
Net property, equipment and other assets	460,678	1,156,073	894,038	—	2,510,789
Goodwill	175,625	110,140	1,169,348	—	1,455,113
Investment in affiliates and intercompany, net	(892,119)	3,067,979	2,822,520	(4,998,380)	—
Total assets	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Total current liabilities	$416,459	$1,378,130	$993,794	—	$2,788,383
Total long-term liabilities	34,412	416,607	127,089	—	578,108
Minority interest	—	—	9,109	—	9,109
Total stockholders’ equity	349,793	4,249,708	5,420,544	(4,998,380)	5,021,665
Total liabilities and stockholders’ equity	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 5, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$3,038,042	$1,551,423	$4,589,465
Cost of goods sold and occupancy costs	1,979	2,225,558	1,076,989	3,304,526
Gross profit	(1,979)	812,484	474,434	1,284,939
Operating and other expenses	8,212	616,525	333,772	958,509
Income (loss) before income taxes and minority interest	(10,191)	195,959	140,662	326,430
Income tax expense	—	94,541	22,974	117,515
Income (loss) before minority interest	(10,191)	101,418	117,688	208,915
Minority interest	—	—	(228)	(228)
Net income (loss)	$(10,191)	$101,418	$117,916	$209,143

Condensed Consolidating Statement of Income

For the thirteen weeks ended April 29, 2006

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Sales	$—	$2,814,590	$1,423,056	$4,237,646
Cost of goods sold and occupancy costs	2,045	2,055,245	991,359	3,048,649
Gross profit	(2,045)	759,345	431,697	1,188,997
Operating and other expenses	59,657	530,863	308,130	898,650
Income (loss) before income taxes and minority interest	(61,702)	228,482	123,567	290,347
Income tax expense	—	63,078	41,447	104,525
Income (loss) before minority interest	(61,702)	165,404	82,120	185,822
Minority interest	—	—	(252)	(252)
Net income (loss)	$(61,702)	$165,404	$82,372	$186,074

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 5, 2007

(in thousands)

	Staples, Inc. (Parent Co.).	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$104,783	$20,391	$67,138	$192,312
Investing Activities:
Acquisition of property and equipment	(6,796)	(37,256)	(20,049)	(64,101)
Investment in joint ventures	—	—	(7,299)	(7,299)
Purchase of short-term investments	(2,083,962)	—	—	(2,083,962)
Proceeds from the sale of short-term investments	2,137,785	—	—	2,137,785
Cash used in investing activities	47,027	(37,256)	(27,348)	(17,577)
Financing Activities:
Payments on borrowings	(675)	—	—	(675)
Purchase of treasury stock	(195,602)	—	—	(195,602)
Excess tax benefits from stock-based compensation arrangements	8,091	4,320	144	12,555
Cash dividends paid	(207,551)	—	—	(207,551)
Other	64,820	—	—	64,820
Cash used in financing activities	(330,917)	4,320	144	(326,453)
Effect of exchange rate changes on cash and cash equivalents	—	—	17,515	17,515
Net decrease in cash and cash equivalents	(179,107)	(12,545)	57,449	(134,203)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$297,442	$37,142	$548,884	$883,468

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended April 29, 2006

(in thousands)

	Staples, Inc. (Parent Co.).	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$36,434	$69,929	$61,952	$168,315

Investing Activities:
Acquisition of property and equipment	(18,254)	(78,151)	(18,152)	(114,557)
Purchase of short-term investments	(2,257,198)	—		(2,257,198)
Proceeds from the sale of short-term investments	2,351,975	—	—	2,351,975
Cash used in investing activities	76,523	(78,151)	(18,152)	(19,780)
Financing Activities:
Payments on borrowings	(1,487)	—	—	(1,487)
Purchase of treasury stock	(168,522)	—	—	(168,522)
Excess tax benefits from stock-based compensation arrangements	9,327	5,193	336	14,856
Cash dividends paid	(160,490)	—	—	(160,490)
Other	55,141	—	—	55,141
Cash used in financing activities	(266,031)	5,193	336	(260,502)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,257	9,257
Net decrease in cash and cash equivalents	(153,074)	(3,029)	53,393	(102,710)
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$326,630	$46,361	$502,121	$875,112

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, South America and Asia.

Beginning in fiscal 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”
(“FIN 48”).  The adoption of FIN 48 did not result in any material adjustments to our reserves for uncertain tax positions.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements regarding:

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

Consolidated Performance:

Net income for the first quarter of 2007 was $209.1 million or $0.29 per diluted share compared to $186.1 million or $0.25 per diluted share for the first quarter of 2006, an increase in net income of 12%. Our results for the first quarter of 2007 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts and expense management were key drivers of our results in the first quarter of 2007.

Sales:  Sales for the first quarter of 2007 were $4.6 billion, an increase of 8.3% from the first quarter of 2006. Comparable sales for our North American retail locations increased 1% for the first quarter of 2007 and comparable sales for our International retail locations increased 2% for the first quarter of 2007. We had 1,927 open stores as of May 5, 2007 compared to 1,786 stores as of April 29, 2006 and 1,884 stores as of February 3, 2007.  This includes 32 stores opened, 1 store closed and 12 stores added through an investment in Asia during the first quarter of 2007. North American Delivery sales increased 14.8% for the first quarter of 2007.  The increase in total sales also reflects a positive impact of foreign currency of $56.0 million for the first quarter of 2007.

Our sales growth in the first quarter of 2007 reflects our performance in core office supplies, ink and toner, paper, computers and computer peripherals and our copy and print center business.  The increase also reflects our continued focus on customer service as well as the continued success of our customer acquisition and retention efforts in our North American delivery business.

Gross Profit: Gross profit as a percentage of sales was 28.0% for the first quarter of 2007 compared to 28.1% for the first quarter of 2006. The decrease in the gross profit rate for the first quarter of 2007 is primarily due to margin pressure in paper in our North American Delivery business, partially offset by our focus on higher margin Staples brand products and our copy and print center business.

 Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.6% of sales for the first quarter of 2007 compared to 16.9% for the first quarter of 2006. The decrease in operating expenses as a percentage of sales for the first quarter of 2007 primarily reflects our continued focus on expense management, more efficient and effective marketing spend in our North America Delivery businesses as well as the inclusion of investments to grow our copy and print business in the first quarter of 2006.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.3% for the first quarter of 2007 and 2006. This reflects our continued focus on expense control and leveraging of fixed expenses on higher sales, offset by the impact of increased investments in information systems.

Amortization of Intangibles: Amortization of intangibles was $3.4 million for the first quarter of 2007 compared to $3.2 million for the first quarter of 2006, reflecting the amortization of customer-related intangible assets and noncompetition agreements.

Interest income: Interest income decreased to $15.6 million in the first quarter of 2007 from $19.5 million in the first quarter of 2006.  The decrease in interest income in fiscal 2007 is primarily due to a reduction in our average cash and short-term investment portfolio, partially offset by an increase in interest rates.

Interest expense: Interest expense decreased to $11.1 million in the first quarter of 2007 from $14.7 million in the first quarter of 2006.  The decrease in interest expense in 2007 is primarily due to a reduction in average borrowings for our International Operations segment in 2007 compared to 2006, partially offset by higher interest rates.  We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense in 2007.  Excluding the impact of our interest rate swap agreements, interest expense would have been $10.9 million for the first quarter of 2007 and $15.0 million for the first quarter of fiscal 2006.

Miscellaneous expense:  Miscellaneous expense was $0.6 million for the first quarter of 2007 and $0.4 million for the first quarter of 2006. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.0% for both the first quarter of 2007 and 2006.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		May 5, 2007	April 29, 2006
	13 Weeks Ended		Increase From	Increase From
	May 5, 2007	April 29, 2006	Prior Year	Prior Year
Sales:
North American Retail	$2,363,603	$2,305,912	2.5%	6.5%
North American Delivery	1,593,029	1,387,239	14.8%	17.1%
International Operations	632,833	544,495	16.2%	(0.8)%
Total sales	$4,589,465	$4,237,646	8.3%	8.7%

	(Amounts in thousands)
	13 Weeks Ended		May 5, 2007	April 29, 2006
	May 5, 2007	April 29, 2006	% of Sales	% of Sales
Business Unit Income:
North American Retail	$189,552	$180,461	8.0%	7.8%
North American Delivery	151,830	129,895	9.5%	9.4%
International Operations	15,489	10,520	2.4%	1.9%
Business unit income	356,871	320,876	7.8%	7.6%
Stock-based compensation	(34,260)	(34,962)	(0.8)%	(0.8)%
Total reportable segments	$322,611	$285,914	7.0%	6.7%

North American Retail: Sales for North American Retail increased 2.5% for the first quarter of 2007 compared to the first quarter of 2006.  The growth primarily reflects non-comparable store sales for the net stores opened in the prior year and throughout the first quarter of 2007, as well as an increase in comparable store sales of 1%.  We added 24 stores to the North American store base in the first quarter of 2007.  As of May 5, 2007, the North American store base included 1,644 open stores compared to 1,527 stores as of April 29, 2006 and 1,620 stores as of February 3, 2007. The increase in sales also reflects the negative impact of Canadian exchange rates to the U.S. dollar of $2.2 million for the first quarter of 2007. Our comparable store sales growth reflects positive performance in computers, business software, computer peripherals and our copy and print center business partially offset by negative performance in furniture.  Business unit income as a percentage of sales increased to 8.0% for the first quarter of 2007 from 7.8% for the first quarter of 2006. The increase in business unit income primarily reflects increased sales in higher margin categories including Staples brand products and copy and print services.

North American Delivery: Sales for North American Delivery increased 14.8% for the first quarter of 2007 compared to the first quarter of 2006. The sales growth for the first quarter of 2007 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend.  Business unit income as a percentage of sales increased to 9.5% for the first quarter of 2007 from 9.4% for the first quarter of 2006.  The increase in business unit income primarily reflects more efficient and effective marketing spend as we continue to acquire and retain customers as well as improvement in our supply chain and customer service expenses. These gains were partially offset by gross margin pressure in paper.

International Operations: Sales for International Operations increased 16.2% for the first quarter of 2007 compared to the first quarter of 2006.  The increase primarily reflects the positive impact of foreign exchange rates of $58.5 million, growth in local currency in our international delivery businesses as well as an increase in comparable store sales of 2%.  As of May 5, 2007, the store base included 283 (including 12 stores added through an investment in Asia) open stores compared to 259 stores as of April 29, 2006 and 264 stores as of February 3, 2007.  Business unit income increased to $15.5 million for the first quarter of 2007 from $10.5 million for the first quarter of 2006.  This primarily reflects growth in our European businesses along with our continued focus on expense management.

Stock-Based Compensation: Stock-based compensation decreased to $34.3 million in the first quarter of 2007 from $35.0 million in the first quarter of 2006. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(K) savings plan. The decrease in the first quarter of 2007 primarily reflects changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed on March 1, 2007, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to the Accounting Policies or our application of the Accounting Policies since March 1, 2007.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $192.3 million for the first quarter of 2007 compared to $168.3 million for the first quarter of 2006.  The increase in operating cash flow from 2006 to 2007 is primarily due to an increase in net income.

Cash used in investing activities was $17.6 million for the first quarter of 2007 compared to $19.8 million for the first quarter of 2006. This change is primarily due to a reduction in capital spending in the first quarter of 2007 compared to the first quarter of 2006, offset by fluctuations in our short-term investment portfolio.

Cash used in financing activities was $326.5 million for the first quarter of 2007 compared to $260.5 million for the first quarter of 2006.  Cash used in financing activities primarily relates to cash used for the payment of our annual cash dividend and the purchase of shares under our share repurchase program, offset by cash received upon the exercise of employee stock options.  On April 19, 2007, we paid a cash dividend of $0.29 per outstanding common share, or $207.6 million in the aggregate, to shareholders of record on March 30, 2007.  The dividend declared and paid in 2007 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2006.  Under our share repurchase program, we repurchased 7.2 million shares for $187.8 million in the first quarter of 2007 and 6.2 million shares for $151.8 million in the first quarter of 2006.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.1 billion in total cash, short-term investments and funds available through credit agreements at May 5, 2007, which consisted of $815.2 million of available credit and $1.29 billion of cash and cash equivalents and short-term investments.

A summary, as of May 5, 2007, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through October 2011	$679,008	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Lines of credit	136,149	715
Capital leases and other notes payable	—	8,448
Total	$815,157	$534,163

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At May 5, 2007, we had $71.0 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $679.0 million.

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

We expect to open approximately 80 new stores in the next three quarters of 2007.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $500 million on capital expenditures during the last three quarters of 2007.

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

We believe that we will need to spend approximately $550 million in 2007 and $525 million a year for the next few years on capital expenditures to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend.  In the third quarter of 2005, we announced a repurchase program under which we may repurchase up to $1.5 billion of Staples common stock through February 2, 2008. We paid a cash dividend of $0.29 per share of common stock on April 19, 2007 to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million. While it is our intention to pay annual cash dividends in years following 2007, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At May 5, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2007.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-10 of our Annual Report on Form 10-K filed on March 1, 2007 for the year ended February 3, 2007.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 5, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 5, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 80 new stores in the last three quarters of fiscal 2007.  For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

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

As of May 5, 2007, we had operations in 20 countries in Europe, South America and Asia and a significant presence in Canada. We may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.  Further, our acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 20% of our total sales in fiscal 2006.  While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products.  Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations.  Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products.  In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer.  As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through Staples and increase their product offerings through our competitors.  Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us.   Any of these circumstances could have an adverse effect on our business and financial performance.

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

We are a multi-national, multi-channel provider of office products and services.  As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction.  The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate, which could have a material adverse effect on our business and results of our operations.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  The following table provides information about our purchases of our common stock during the first quarter of fiscal 2007.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 4, 2007 – March 3, 2007	2,424,535	$26.62	2,424,535	$533,289,000
March 4, 2007 – April 7, 2007	3,000,074	$25.87	3,000,074	$455,666,000
April 8, 2007 – May 5, 2007	1,761,900	$25.93	1,761,900	$409,989,000
Total for the First Quarter of Fiscal 2007	7,186,509	$26.14	7,186,509	$409,989,000

(1) Average price paid per share includes commissions and is rounded to the nearest two decimal places.

(2) On October 7, 2005, we announced that our Board of Directors approved the repurchase by us of up to $1.5 billion of our common stock through February 2, 2008.

Item 6 – Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference,  are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date:	May 21, 2007	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	Amended and Restated 2004 Stock Incentive Plan, as amended
10.2 +	Amended and Restated 1992 Equity Incentive Plan, as amended
10.3 +	Amended and Restated 1990 Director Stock Option Plan, as amended
10.4 +	Amended and Restated 1998 Employee Stock Purchase Plan, as amended
10.5 +	Amended and Restated International Employee Stock Purchase Plan, as amended
10.6 +*	Performance Share Award Agreement dated March 8, 2007 by and between the Company and Ronald L. Sargent
10.7 +	Restricted Stock Award Agreement dated March 8, 2007 by and between the Company and Ronald L. Sargent
31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Filed herewith
++  Furnished herewith
*    Portions of the exhibit have been omitted pursuant to a request for confidential treatment.