Form 10-Q
period 2007-08-04
STAPLES INC
filed 2007-08-21
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 4, 2007

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to

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

The registrant had 713,931,721 shares of common stock outstanding as of August 17, 2007.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
August 4, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	August 4, 2007	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$691,916	$1,017,671
Short-term investments	165,244	457,759
Receivables, net	790,527	720,797
Merchandise inventories, net	2,252,317	1,919,714
Deferred income tax asset	134,705	141,108
Prepaid expenses and other current assets	201,148	174,314
Total current assets	4,235,857	4,431,363

Property and equipment:
Land and buildings	825,027	791,264
Leasehold improvements	1,059,229	996,434
Equipment	1,673,971	1,539,617
Furniture and fixtures	811,184	757,408
Total property and equipment	4,369,411	4,084,723
Less accumulated depreciation and amortization	2,319,095	2,110,602
Net property and equipment	2,050,316	1,974,121

Lease acquisition costs, net of accumulated amortization	33,103	33,579
Intangible assets, net of accumulated amortization	250,683	232,383
Goodwill	1,669,592	1,455,113
Other assets	313,707	270,706
Total assets	$8,553,258	$8,397,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615,749	$1,486,188
Accrued expenses and other current liabilities	845,482	1,101,018
Debt maturing within one year	203,391	201,177
Total current liabilities	2,664,622	2,788,383

Long-term debt	319,320	316,465
Deferred income tax liability	9,349	8,986
Other long-term obligations	406,148	252,657
Minority interest	3,111	9,109

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 862,904,748 shares at August 4, 2007 and 849,338,568 shares at February 3, 2007	518	510
Additional paid-in capital	3,558,074	3,338,412
Cumulative foreign currency translation adjustments	311,933	189,115
Retained earnings	4,185,843	4,005,424
Less: Treasury stock at cost - 146,206,663 shares at August 4, 2007, and 130,605,591 shares at February 3, 2007	(2,905,660)	(2,511,796)
Total stockholders’ equity	5,150,708	5,021,665
Total liabilities and stockholders’ equity	$8,553,258	$8,397,265

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Sales	$4,290,424	$3,880,674	$8,879,889	$8,118,320
Cost of goods sold and occupancy costs	3,080,057	2,784,070	6,384,583	5,832,719
Gross profit	1,210,367	1,096,604	2,495,306	2,285,601

Operating and other expenses:
Operating and selling	723,616	664,975	1,483,330	1,381,132
General and administrative	202,400	176,324	401,581	360,047
Amortization of intangibles	3,877	3,043	7,310	6,246
Total operating expenses	929,893	844,342	1,892,221	1,747,425

Operating income	280,474	252,262	603,085	538,176

Other income (expense):
Interest income	10,630	11,096	26,181	30,613
Interest expense	(11,065)	(11,089)	(22,200)	(25,745)
Miscellaneous expense	(892)	(431)	(1,489)	(859)
Income before income taxes and minority interest	279,147	251,838	605,577	542,185
Income tax expense	100,493	90,662	218,008	195,187
Income before minority interest	178,654	161,176	387,569	346,998
Minority interest	(174)	(1)	(402)	(253)
Net income	$178,828	$161,177	$387,971	$347,251

Earnings Per Share:
Basic earnings per common share	$0.25	$0.22	$0.55	$0.48
Diluted earnings per common share	$0.25	$0.22	$0.53	$0.47

Dividends declared per common share	$—	$—	$0.29	$0.22

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
Operating Activities:
Net income	$387,971	$347,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,635	162,495
Stock-based compensation	83,118	73,987
Deferred tax benefit	21,839	11,941
Excess tax benefits from stock-based compensation arrangements	(15,973)	(21,074)
Other	373	4,432
Changes in assets and liabilities:
Increase in receivables	(45,731)	(48,548)
Increase in merchandise inventories	(259,261)	(182,050)
Increase in prepaid expenses and other assets	(56,166)	(21,476)
Increase (decrease) in accounts payable	81,086	(42,818)
Decrease in accrued expenses and other liabilities	(246,398)	(166,860)
Increase in other long-term obligations	82,006	11,364
Net cash provided by operating activities	219,499	128,644

Investing Activities:
Acquisition of property and equipment	(205,574)	(253,729)
Acquisition of businesses and investment in joint ventures, net of cash acquired	(178,295)	—
Purchases of short-term investments	(3,123,358)	(3,892,485)
Proceeds from the sale of short-term investments	3,415,874	4,178,911
Net cash (used in) provided by investing activities	(91,353)	32,697

Financing Activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	109,030	81,952
Payments on borrowings	(3,213)	(2,297)
Proceeds from borrowings	3,949	—
Excess tax benefits from stock-based compensation arrangements	15,973	21,074
Cash dividends paid	(207,552)	(160,883)
Purchase of treasury stock	(393,864)	(354,341)
Net cash used in financing activities	(475,677)	(414,495)

Effect of exchange rate changes on cash and cash equivalents	21,776	10,046

Net decrease in cash and cash equivalents	(325,755)	(243,108)
Cash and cash equivalents at beginning of period	1,017,671	977,822
Cash and cash equivalents at end of period	$691,916	$734,714

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ending August 4, 2007 (also referred to as the “second quarter of 2007” and the “first half of 2007”, respectively) and the period covering the thirteen and twenty-six weeks ending July 29, 2006 (also referred to as the “second quarter of 2006” and the “first half of 2006”, respectively).  All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

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

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any material adjustments to the Company’s reserves for uncertain tax positions.  At the beginning of fiscal 2007, the Company had $81.8 million of gross unrecognized tax benefits, $65.9 million of which, if recognized would affect the Company’s tax rate.  At August 4, 2007, the Company had $81.5 million of gross unrecognized tax benefits, $64.9 of which would affect the Company’s tax rate.  The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through February 2, 2008.

Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2001 and all material state, local and foreign income tax matters for years through 2000. Federal income tax returns for 2002 through 2005 are currently under examination.

Staples’ continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7.9 million accrued for interest and penalties as of February 3, 2007 and $9.1 million as of August 4, 2007.

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

Stock Options

Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 29, 2006	68,472,992	$15.68
Granted	58,750	24.21
Exercised	(4,401,217)	12.22
Cancelled	(823,799)	18.44
Outstanding at April 29, 2006	63,306,726	$15.90
Granted	4,292,883	24.47
Exercised	(2,018,310)	13.28
Cancelled	(741,526)	19.72
Outstanding at July 29, 2006	64,839,773	$16.50

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 4, 2007	57,655,917	$16.75
Granted	67,100	26.08
Exercised	(4,770,697)	13.59
Cancelled	(527,290)	20.89
Outstanding at May 5, 2007	52,425,030	$17.01
Granted	5,171,909	24.44
Exercised	(1,961,213)	15.18
Cancelled	(487,313)	16.67
Outstanding at August 4, 2007	55,148,413	$17.77	$301,428

Exercisable at August 4, 2007	35,949,354	$15.37	$282,921

The weighted average fair value of options granted during the thirteen and twenty-six weeks ended August 4, 2007 was $7.63 and $7.64, respectively.  The weighted average fair value of options granted during the thirteen and twenty-six weeks ended July 29, 2006 was $7.86.

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	13 and 26 weeks ended
	August 4, 2007	July 29, 2006
Risk free interest rate	4.7%	5.1%
Expected dividend yield	0.9%	0.8%
Expected stock volatility	29%	31%
Expected life of options	5.3 years	5.1 years

The fair value of stock options is expensed over the applicable vesting period using the straight line method. In connection with the purchase of shares under the employee stock purchase plans and the issuance of stock options, Staples included $24.0 million and $41.5 million in compensation expense for the thirteen weeks and twenty-six weeks ended August 4, 2007, respectively, and $22.6 million and $43.5 million in compensation expense for the thirteen weeks and twenty-six weeks ended July 29, 2006, respectively.  At August 4, 2007, the Company had $122.8 million of stock options to be expensed over the period through July 2011.

Restricted Stock and Restricted Stock Units

In 2003, the Company began granting restricted stock and restricted stock units (collectively, restricted shares) in lieu of certain grants of stock options.   All shares underlying these awards are restricted in that they are not transferable (i.e., they may not be sold) until they vest.  Subject to limited exceptions, if the employees who received the restricted shares leave Staples prior to the applicable vesting date for any reason, the unvested restricted shares will be forfeited and returned to Staples.  The fair value of restricted shares is based upon the market price of the underlying common stock as of the date of grant and is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company’s restricted share activities in the twenty-six weeks ended August 4, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at February 4, 2007	5,335,665	$24.32
Granted	926,897	26.12
Released	(2,432)	21.75
Forfeitures	(111,771)	24.38
Outstanding at May 5, 2007	6,148,359	$24.59
Granted	5,260,921	24.42
Released	(7,500)	19.15
Forfeitures	(163,708)	24.67
Outstanding at August 4, 2007	11,238,072	$24.51

In connection with the issuance of restricted shares, Staples included $18.1 million and $28.8 million in compensation expense for the thirteen and twenty-six weeks ended August 4, 2007 compared to $4.7 million and $6.9 million in compensation expense for the thirteen and twenty-six weeks ended July 29, 2006, respectively.  At August 4, 2007, Staples had $197.0 million of restricted shares to be expensed over the period through July 2012.

Prior to fiscal year 2006, Staples issued performance accelerated restricted stock (“PARS”) to employees (including officers) of Staples.  The shares were restricted in that they were not transferable (i.e., they may not be sold) by the employee until they vested, generally after the end of five years. Such vesting date was subject to acceleration if Staples achieved certain compound annual earnings per share growth over a certain number of interim years.  No PARS were outstanding as of August 4, 2007.  PARS issued in fiscal year 2005 had a weighted-average fair market value of $21.72 and vested in March 2007 as a result of Staples achieving its earnings per share growth target for the fiscal year ended February 3, 2007.

In connection with the prior issuances of PARS, Staples recorded no compensation expense for the thirteen and twenty-six weeks ended August 4, 2007 and included $6.1 million and $12.3 million in compensation expense for the thirteen and twenty-six weeks ended July 29, 2006, respectively.

Performance Shares

In fiscal 2006, the Company began issuing performance share awards. Performance share awards represent shares of restricted stock that may be issued only if the Company meets minimum performance targets at the end of the applicable performance period. For the 2006 and 2007 performance share awards, the performance target was established based on cumulative returns on net assets over a three year period. If, at the end of the third fiscal year, the Company achieves 100% of the performance target for such three year period, all of the shares underlying the performance share awards will be issued; if the Company achieves at least 90% of the performance target or exceeds the performance target, then a percentage of the shares underlying the performance share award, from 90% up to 200%, will be issued. If the Company does not achieve at least 90% of the performance target, then none of the shares underlying the performance share awards will be issued.

The fair value of performance share awards is based upon the market price of the underlying common stock as of the date of grant. As of August 4, 2007, Staples had 892,267 performance share awards that were issued during fiscal years 2007 and 2006. The underlying shares have a weighted-average fair market value of $24.62. In connection with the issuance of performance share awards, Staples included $2.4 million and $4.9 million in compensation expense for the thirteen and twenty-six weeks ended August 4, 2007, respectively, and $1.0 million and $2.1 million in compensation expense for the thirteen and twenty-six weeks ended July 29, 2006, respectively.

Employees’ 401(k) Savings Plan

Staples’ Employees’ 401(k) Savings Plan (the “401(k) Plan”) is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period.

In connection with the 401(k) plan, Staples included approximately $4.3 million and $7.9 million in compensation expense for the second quarter and first half of 2007, respectively, and $4.6 million and $9.2 million in compensation expense for the second quarter and first half of 2006, respectively.

Note D - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$178,828	$161,177	$387,971	$347,251
Other comprehensive income:
Foreign currency translation adjustments, net	36,861	8,578	141,972	34,240
Change in the fair value of derivatives	(14,474)	3,483	(33,024)	(3,768)
Tax effect of changes in the fair value of derivatives	6,079	(1,463)	13,870	1,583
Total comprehensive income	$207,294	$171,775	$510,789	$379,306

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2007 and 2006 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Numerator:
Net income	$178,828	$161,177	$387,971	$347,251
Denominator:
Weighted-average common shares outstanding	708,145	723,466	709,822	724,617
Effect of dilutive securities:
Employee stock options and restricted stock	17,926	20,602	17,672	19,569
Weighted-average common shares outstanding assuming dilution	726,071	744,068	727,494	744,186

Basic earnings per common share	$0.25	$0.22	$0.55	$0.48
Diluted earnings per common share	$0.25	$0.22	$0.53	$0.47

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

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2007 and 2006 and a reconciliation of business unit income to consolidated income before income taxes and minority interest (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	Sales		Sales
North American Retail	$2,111,192	$2,012,496	$4,474,795	$4,318,408
North American Delivery	1,576,829	1,358,365	3,169,858	2,745,604
International Operations	602,403	509,813	1,235,236	1,054,308
Total reportable segments	$4,290,424	$3,880,674	$8,879,889	$8,118,320

	Business Unit Income		Business Unit Income
North American Retail	$156,832	$156,051	$346,384	$336,511
North American Delivery	168,099	142,957	319,929	272,853
International Operations	4,401	(7,721)	19,890	2,799
Business unit income	$329,332	$291,287	$686,203	$612,163
Stock-based compensation	(48,858)	(39,025)	(83,118)	(73,987)
Total reportable segments	$280,474	$252,262	$603,085	$538,176
Interest and other expense, net	(1,327)	(424)	2,492	4,009
Income before income taxes and minority interest	$279,147	$251,838	$605,577	$542,185

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes and 7.125% senior notes, certain subsidiaries guarantee repayment of the debt.  The 7.375% senior notes and 7.125% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and 7.125% senior notes and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the second quarter and first half of 2007 and 2006.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet
As of August 4, 2007
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$151,396	$48,563	$491,957	$—	$691,916
Short-term investments	165,244	—	—	—	165,244
Merchandise inventories	—	1,418,144	834,173	—	2,252,317
Other current assets	39,189	577,911	509,280	—	1,126,380
Total current assets	355,829	2,044,618	1,835,410	—	4,235,857
Net property, equipment and other assets	371,269	1,311,289	965,251	—	2,647,809
Goodwill	294,803	143,276	1,231,513	—	1,669,592
Investment in affiliates and intercompany, net	(639,165)	2,855,964	2,845,926	(5,062,725)	—
Total assets	$382,736	$6,355,147	$6,878,100	$(5,062,725)	$8,553,258

Total current liabilities	$249,716	$1,339,398	$1,075,508	—	$2,664,622
Total long-term liabilities	192,137	462,994	79,686	—	734,817
Minority interest	—	—	3,111	—	3,111
Total stockholders’ equity	(59,117)	4,552,755	5,719,795	(5,062,725)	5,150,708
Total liabilities and stockholders’ equity	$382,736	$6,355,147	$6,878,100	$(5,062,725)	$8,553,258

Condensed Consolidating Balance Sheet

As of February 3, 2007

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$476,549	$49,687	$491,435	$—	$1,017,671
Short-term investments	457,759	—	—	—	457,759
Merchandise inventories	—	1,203,498	716,216	—	1,919,714
Other current assets	122,172	457,068	456,979	—	1,036,219
Total current assets	1,056,480	1,710,253	1,664,630	—	4,431,363
Net property, equipment and other assets	460,678	1,156,073	894,038	—	2,510,789
Goodwill	175,625	110,140	1,169,348	—	1,455,113
Investment in affiliates and intercompany, net	(892,119)	3,067,979	2,822,520	(4,998,380)	—
Total assets	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Total current liabilities	$416,459	$1,378,130	$993,794	—	$2,788,383
Total long-term liabilities	34,412	416,607	127,089	—	578,108
Minority interest	—	—	9,109	—	9,109
Total stockholders’ equity	349,793	4,249,708	5,420,544	(4,998,380)	5,021,665
Total liabilities and stockholders’ equity	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 4, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,835,515	$1,454,909	$4,290,424
Cost of goods sold and occupancy costs	2,173	2,062,436	1,015,448	3,080,057
Gross profit	(2,173)	773,079	439,461	1,210,367
Operating and other expenses	20,622	568,883	341,715	931,220
Income (loss) before income taxes and minority interest	(22,795)	204,196	97,746	279,147
Income tax expense	—	40,539	59,954	100,493
Income (loss) before minority interest	(22,795)	163,657	37,792	178,654
Minority interest	—	—	(174)	(174)
Net income (loss)	$(22,795)	$163,657	$37,966	$178,828

Condensed Consolidating Statement of Income

For the thirteen weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,574,433	$1,306,241	$3,880,674
Cost of goods sold and occupancy costs	2,041	1,859,726	922,303	2,784,070
Gross profit	(2,041)	714,707	383,938	1,096,604
Operating and other expenses	60,875	483,386	300,505	844,766
Income (loss) before income taxes and minority interest	(62,916)	231,321	83,433	251,838
Income tax expense	—	60,794	29,868	90,662
Income (loss) before minority interest	(62,916)	170,527	53,565	161,176
Minority interest	—	—	(1)	(1)
Net income (loss)	$(62,916)	$170,527	$53,566	$161,177

Condensed Consolidating Statement of Income

For the 26 weeks ended August 4, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$5,873,556	$3,006,333	$8,879,889
Cost of goods sold and occupancy costs	4,152	4,287,993	2,092,438	6,384,583
Gross profit	(4,152)	1,585,563	913,895	2,495,306
Operating and other expenses	28,835	1,185,410	675,484	1,889,729
Income (loss) before income taxes and minority interest	(32,987)	400,153	238,411	605,577
Income tax expense	—	135,080	82,928	218,008
Income (loss) before minority interest	(32,987)	265,073	155,483	387,569
Minority interest	—	—	(402)	(402)
Net income (loss)	$(32,987)	$265,073	$155,885	$387,971

Condensed Consolidating Statement of Income

For the 26 weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$5,389,023	$2,729,297	$8,118,320
Cost of goods sold and occupancy costs	4,086	3,914,969	1,913,664	5,832,719
Gross profit	(4,086)	1,474,054	815,633	2,285,601
Operating and other expenses	120,561	1,014,179	608,676	1,743,416
Income (loss) before income taxes and minority interest	(124,647)	459,875	206,957	542,185
Income tax expense	—	123,872	71,315	195,187
Income (loss) before minority interest	(124,647)	336,003	135,642	346,998
Minority interest	—	—	(253)	(253)
Net income (loss)	$(124,647)	$336,003	$135,895	$347,251

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended August 4, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$(107,569)	$204,349	$122,719	$219,499
Investing Activities:
Acquisition of property and equipment	(27,745)	(129,776)	(48,053)	(205,574)
Acquisition of business and investment in joint ventures, net of cash acquired	—	(82,202)	(96,093)	(178,295)
Purchase of short-term investments	(3,123,358)	—	—	(3,123,358)
Proceeds from the sale of short-term investments	3,415,874	—	—	3,415,874
Cash used in investing activities	264,771	(211,978)	(144,146)	(91,353)
Financing Activities:
Payments on borrowings	(3,213)	—	—	(3,213)
Purchase of treasury stock	(393,864)	—	—	(393,864)
Excess tax benefits from stock-based compensation arrangements	9,295	6,505	173	15,973
Cash dividends paid	(207,552)	—	—	(207,552)
Other	112,979	—	—	112,979
Cash used in financing activities	(482,355)	6,505	173	(475,677)
Effect of exchange rate changes on cash and cash equivalents	—	—	21,776	21,776
Net decrease in cash and cash equivalents	(325,153)	(1,124)	522	(325,755)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$151,396	$48,563	$491,957	$691,616

Condensed Consolidating Statement of Cash Flows

For the 26 weeks ended July 29, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$(113,502)	$161,467	80,679	$128,644
Investing Activities:
Acquisition of property and equipment	(32,547)	(177,082)	(44,100)	(253,729)
Purchase of short-term investments	(3,892,485)	—	—	(3,892,485)
Proceeds from the sale of short-term investments	4,178,911	—	—	4,178,911
Cash provided by investing activities	253,879	(177,082)	(44,100)	32,697
Financing Activities:
Payments on borrowings	(2,297)	—	—	(2,297)
Purchase of treasury stock	(354,341)	—	—	(354,341)
Excess tax benefits from stock-based compensation arrangements	12,261	8,106	707	21,074
Cash dividends paid	(160,883)	—	—	(160,883)
Other	81,952	—	—	81,952
Cash used in financing activities	(423,308)	8,106	707	(414,495)
Effect of exchange rate changes on cash and cash equivalents	—	—	10,046	10,046
Net decrease in cash and cash equivalents	(282,931)	(7,509)	47,332	(243,108)

Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$196,773	$41,881	$496,060	$734,714

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

Consolidated Performance:

Net income for the second quarter of 2007 was $178.8 million or $0.25 per diluted share compared to $161.2 million or $0.22 per diluted share for the second quarter of 2006, an increase in net income of 11.0%.  Net income for the first half of 2007 was $388.0 million or $0.53 per diluted share compared to $347.3 million or $0.47 per diluted share for the first half of 2006, an increase of 11.7%.  Our results for the second quarter and first half of 2007 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts and expense management were key drivers of our results in the second quarter and first half of 2007.

Sales:  Sales for the second quarter of 2007 were $4.3 billion, an increase of 10.6% from the second quarter of 2006. Sales for the first half of 2007 were $8.9 billion, an increase of 9.4% from the first half of 2006.  Comparable sales for our North American retail locations decreased 2% for the second quarter of 2007 and were flat for the first half of 2007 and comparable sales for our International retail locations increased 7% for the second quarter of 2007 and 4% for the first half of 2007. We had 1,962 open stores as of August 4, 2007 compared to 1,801 stores as of July 29, 2006 and 1,884 stores as of February 3, 2007.  This includes 36 stores opened and 1 store closed during the second quarter of 2007 and 80 stores opened and 2 stores closed during the first half of 2007. North American Delivery sales increased 16.1% for the second quarter of 2007 and 15.5% for the first half of 2007 compared to the second quarter and first half of 2006.

Our total company sales growth in the second quarter and first half of 2007 reflects our performance in core office supplies, ink and toner, paper, computers and our copy and print center business.  The increase also reflects our continued focus on customer service as well as the continued success of our customer acquisition and retention efforts in our North American Delivery business. The increase in total sales also reflects a positive impact of foreign currency of $60.0 million for the second quarter of 2007 and $116.0 million for the first half of 2007.

Gross Profit: Gross profit as a percentage of sales was 28.2% for the second quarter of 2007 and 28.1% for the first half of 2007 as compared to 28.3% for the second quarter and 28.2% for the first half of 2006. The decrease in the gross profit rate for the second quarter and first half of 2007 is primarily due to a decline in product margin rate in our North American businesses, deleverage of rent and occupancy on lower sales in North America Retail partially offset by improvements in North America Delivery supply chain and strong results in our International operations on higher sales volume.

Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.9% of sales for the second quarter of 2007 and 16.7% for the first half of 2007 compared to 17.1% and 17.0% for the corresponding periods in 2006. The decrease in operating expenses as a percentage of sales for the second quarter and first half of 2007 primarily reflects our continued focus on process improvement, expense control and more efficient and effective marketing spend in our North America Delivery businesses.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.7% for the second quarter of 2007 and 4.5% for the first half of 2007 compared to 4.5% for the second quarter and 4.4% for the first half of 2006. This increase reflects changes in the mix of equity awards granted, as well as an increase in stock-based compensation for our Asian businesses and the impact of increased depreciation relating to prior years’ investments in information systems, partially offset by our continued focus on process improvement and expense control.

Amortization of Intangibles: Amortization of intangibles was $3.9 million for the second quarter of 2007 and $7.3 million for the first half of 2007 compared to $3.0 million for the second quarter of 2006 and $6.2 million for the first half of 2006, reflecting the amortization of customer-related intangible assets, tradenames and noncompetition agreements.

Interest Income: Interest income was $10.6 million in the second quarter of 2007 and $26.2 million for the first half of 2007 compared to $11.1 million in the second quarter of 2006 and $30.6 million for the first half of 2006.  The decrease in interest income in fiscal 2007 is primarily due to a reduction in our average cash and short-term investment portfolio, partially offset by an increase in interest rates.

Interest Expense: Interest expense was $11.1 million in the second quarter of 2007 and $22.2 million for the first half of 2007 compared to $11.1 million in the second quarter of 2006 and $25.7 million for the first half of 2006.  The decrease in interest expense for the first half of 2007 is primarily due to a reduction in average borrowings for our International Operations segment in 2007 compared to 2006, partially offset by higher interest rates.  We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense in 2007.  Excluding the impact of our interest rate swap agreements, interest expense would have been $10.6 million for the second quarter of 2007 and $21.5 million for the first half of 2007 compared to $10.7 million for the second quarter of fiscal 2006 and $25.6 million for the first half of 2006.

Miscellaneous Expense:  Miscellaneous expense was $0.9 million for the second quarter of 2007 and $1.5 million for the first half of 2007 compared to $0.4 million for the second quarter of 2006 and $0.9 million for the first half of 2006. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.0% for both the second quarter and first half of fiscal years 2007 and 2006.

Segment Performance:

The following tables provide a summary of our sales and business unit income by reportable segment (see reconciliation of business unit income to consolidated income before income taxes and minority interest in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		August 4, 2007	July 29, 2006
	13 Weeks Ended		Increase From	Increase From
	August 4, 2007	July 29, 2006	Prior Year	Prior Year
Sales:
North American Retail	$2,111,192	$2,012,496	4.9%	9.2%
North American Delivery	1,576,829	1,358,365	16.1%	17.4%
International Operations	602,403	509,813	18.2%	7.9%
Total sales	$4,290,424	$3,880,674	10.6%	11.8%

	(Amounts in thousands) 13 Weeks Ended		August 4, 2007	July 29, 2006
	August 4, 2007	July 29, 2006	% of Sales	% of Sales

Business Unit Income:
North American Retail	$156,832	$156,051	7.4%	7.8%
North American Delivery	168,099	142,957	10.7%	10.5%
International Operations	4,401	(7,721)	0.7%	(1.5)%
Business unit income	329,332	291,287	7.7%	7.5%
Stock-based compensation	(48,858)	(39,025)	(1.2)%	(1.0)%
Total reportable segments	$280,474	$252,262	6.5%	6.5%

	(Amounts in thousands)		August 4, 2007	July 29, 2006
	26 Weeks Ended		Increase From	Increase From
	August 4, 2007	July 29, 2006	Prior Year	Prior Year
Sales:
North American Retail	$4,474,795	$4,318,408	3.6%	7.8%
North American Delivery	3,169,858	2,745,604	15.5%	17.2%
International Operations	1,235,236	1,054,308	17.2%	3.2%
Total sales	$8,879,889	$8,118,320	9.4%	10.1%

	(Amounts in thousands) 26 Weeks Ended		August 4, 2007	July 29, 2006
	August 4, 2007	July 29, 2006	% of Sales	% of Sales

Business Unit Income:
North American Retail	$346,384	$336,511	7.7%	7.8%
North American Delivery	319,929	272,853	10.1%	9.9%
International Operations	19,890	2,799	1.6%	0.3%
Business unit income	686,203	612,163	7.7%	7.5%
Stock-based compensation	(83,118)	(73,987)	(0.9)%	(0.9)%
Total reportable segments	$603,085	$538,176	6.8%	6.6%

North American Retail: Sales for North American Retail increased 4.9% for the second quarter of 2007 and 3.6% for the first half of 2007 compared to the first quarter and first half of 2006.  The growth primarily reflects an increase in non-comparable store sales, partially offset by a decrease in comparable store sales of 2% for the second quarter of 2007 and flat comparable store sales for the first half of 2007. We added 28 stores to the North American store base in the second quarter of 2007 and 52 stores in the first half of 2007.  As of August 4, 2007, the North American store base included 1,672 open stores compared to 1,539 stores as of July 29, 2006 and 1,620 stores as of February 3, 2007. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $18.4 million for the second quarter of 2007 and $16.1 million for the first half of 2007. Our comparable store sales decrease for the second quarter and flat performance year-to-date reflects negative performance in furniture, core office supplies and business machines, partially offset by positive performance in our copy and print center business, computers and ink.   Business unit income as a percentage of sales decreased to 7.4% for the second quarter of 2007 and 7.7% for the first half of 2007 from 7.8% for the second quarter and first half of 2006. The decrease in business unit income as a percentage of sales primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales, increased investments in marketing and a decline in product margin rate partially offset by expense control and increased sales in higher margin categories including Staples brand products and copy and print services.

North American Delivery: Sales for North American Delivery increased 16.1% for the second quarter of 2007 and 15.5% for the first half of 2007 compared to the second quarter and the first half of 2006. The sales growth for the second quarter and first half of 2007 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and more effective marketing spend.  Business unit income as a percentage of sales increased to 10.7% for the second quarter of 2007 and 10.1% for the first half of 2007 from 10.5% for the second quarter of 2006 and 9.9% for the first half of 2006.  The increase in business unit income primarily reflects improvement in our supply chain and more efficient and effective marketing to acquire and retain customers.  These gains were partially offset by our increased investment in growth initiatives and a decline in product margin rate.

International Operations: Sales for International Operations increased 18.2% for the second quarter of 2007 and 17.2% for the first half of 2007 compared to the second quarter and first half of 2006.  The increase primarily reflects the positive impact of foreign exchange rates of $39.0 million and $97.5 million for the second quarter and first half of 2007, growth in our international delivery businesses on a local currency basis, as well as an increase in comparable store sales of 7% and 4% for the second quarter and first half of 2007.  As of August 4, 2007, the store base included 290 open stores compared to 262 stores as of July 29, 2006 and 264 stores as of February 3, 2007.  Business unit income increased to $4.4 million and $19.9 million for the second quarter and first half of 2007 from a $7.7 million loss for the second quarter of 2006 and income of $2.8 million for the first half of 2006.  This primarily reflects sales growth in our European businesses along with our continued focus on expense management.

Stock-Based Compensation: Stock-based compensation increased to $48.9 million in the second quarter of 2007 and $83.1 million for the first half of 2007 from $39.0 million in the second quarter of 2006 and $74.0 million for the first half of 2006. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(k) savings plan. The increase in the second quarter and first half of 2007 primarily reflects changes in the mix of equity awards granted as well as stock-based awards for our Asian business.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $219.5 million for the first half of 2007 compared to $128.6 million for the first half of 2006.  The increase in operating cash flow from 2006 to 2007 is primarily due to an increase in net income and non-cash expenses, including depreciation and amortization.

Cash used in investing activities was $91.4 million for the first half of 2007 compared to cash provided by investing activities of $32.7 million for the first half of 2006. This change is due to our 2007 investments in Asia and acquisitions in our North American Delivery business.

Cash used in financing activities was $475.7 million for the first half of 2007 compared to $414.5 million for the first half of 2006.  Cash used in financing activities primarily relates to cash used for the payment of our annual cash dividend and the purchase of shares under our share repurchase program, offset by cash received upon the exercise of employee stock options.  On April 19, 2007, we paid a cash dividend of $0.29 per outstanding common share, or $207.6 million in the aggregate, to shareholders of record on March 30, 2007.  The dividend declared and paid in 2007 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2006.  Under our share repurchase program, we repurchased 15.3 million shares for $386.0 million in the first half of 2007 and 13.9 million shares for $337.6 million in the first half of 2006.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $1.7 billion in total cash, short-term investments and funds available through credit agreements at August 4, 2007, which consisted of $844.6 million of available credit and $857.2 million of cash and cash equivalents and short-term investments.

A summary, as of August 4, 2007, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through October 2011	$678,869	$—
Senior Notes due August 2007	—	200,000
Senior Notes due October 2012	—	325,000
Lines of credit	165,702	—
Capital leases and other notes payable	—	12,711
Total	$844,571	$537,711

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At August 4, 2007, we had $71.1 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $678.9 million.  On August 15, 2007, the Company repaid the $200 million Senior Notes that were due in August 2007 and paid $83.3 million to settle interest rate and foreign currency swaps that matured on this date.  The interest rate swaps that matured on August 15, 2007 were designated as fair value hedges of the Senior Notes and the foreign currency swaps that matured on August 15, 2007 were designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.

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

We expect to open approximately 50 new stores in North America and Europe in the second half of 2007.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store. We also plan to continue to make investments in information systems and distribution centers to improve operational efficiencies and customer service.  We currently plan to spend approximately $350 million on capital expenditures during the second half of 2007.

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

We believe that we will need to spend approximately $550 million a year for the next few years on capital expenditures to fund organic growth and ongoing operations.  With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile.  To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend.  In 2005, we announced a repurchase program under which we were authorized to repurchase up to $1.5 billion of Staples common stock through February 2, 2008.  In the second quarter of 2007, we announced that our 2005 repurchase program would be replaced with a new repurchase program under which we may repurchase up to $1.5 billion of Staples common stock.  The new repurchase program went into effect during the second quarter of 2007 and has no expiration date.  Approximately $1.2 billion of Staples common stock was repurchased under our 2005 repurchase program when it was terminated by the 2007 program.  We paid a cash dividend of $0.29 per share of common stock on April 19, 2007 to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million. While it is our intention to pay annual cash dividends in years following 2007, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At August 4, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2007.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-10 of our Annual Report on Form 10-K filed on March 1, 2007 for the year ended February 3, 2007.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 4, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 4, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 50 new stores in North America and Europe in the second half of fiscal 2007.  For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

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

As of August 4, 2007, we had operations in 20 countries in Europe, South America and Asia and a significant presence in Canada. We may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.  Further, our acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 20% of our total sales in fiscal 2006.  While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products.  Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations.  Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products.  Our proprietary branded products compete with other manufacturers’ branded items that we offer.  As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through Staples and increase their product offerings through our competitors.  In addition, an increase in our proprietary branded product offerings may increase the risk that third parties will assert infringement claims against us with respect to such products.  Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us.  Any of these circumstances could have an adverse effect on our business and financial performance.

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

Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us.  We also gather and retain information about our associates in the normal course of business.  We may share information about such persons with vendors that assist with certain aspects of our business.  Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, a Staples employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information.  Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

Wage and hour class action lawsuits may adversely affect our business and financial performance.

Various class and collective action lawsuits have been brought against us for alleged violations of state or federal wage and hour law.  See Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for a description of our California wage and hour class action lawsuits.  In addition, a national collective action lawsuit has been brought against us in New Jersey.  In that case, the plaintiff has alleged that we improperly classified store sales managers as exempt under the Fair Labor Standards Act, making such managers ineligible for overtime wages. The plaintiff is seeking to require us to pay overtime wages to the putative class for the period from February 8, 2004 to the present.  We believe we have meritorious defenses in the litigation and expect to prevail.  An unfavorable judgment in any of our wage and hour lawsuits could adversely affect our business and financial performance.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                The following table provides information about our purchases of our common stock during the second quarter of fiscal 2007.

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 6, 2007 – June 2, 2007	2,103,673	$24.91	2,103,500	$357,592,000
June 3, 2007 – July 7, 2007	3,375,159	$24.47	3,372,133	$275,076,000
July 8, 2007 – August 4, 2007	2,628,235	$24.08	2,627,616	$1,436,734,000
Total for the Second Quarter of Fiscal 2007	8,107,067	$24.46	8,103,249	$1,436,734,000

(1) Includes a total of 3,818 shares of our common stock withheld during the second quarter of our 2007 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2) Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3) On October 7, 2005, we announced that our Board of Directors approved the repurchase by us of up to $1.5 billion of our common stock through February 2, 2008. On June 14, 2007, we announced that our Board of Directors approved the repurchase of up to $1.5 billion of common stock. The June 2007 share repurchase program terminated and replaced the October 2005 share repurchase program effective as of the stock market opening on July 9, 2007. The June 2007 share repurchase program has no expiration date. Approximately $1.2 billion of Staples common stock was repurchased under our October 2005 program when our June 2007 program went into effect.

Item 4 – Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 11, 2007, the results of which we reported in our Current Report on Form 8-K filed on June 15, 2007 (File No. 0-17586), which Form 8-K is incorporated herein by reference.

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

STAPLES, INC.

Date:	August 20, 2007	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1	+	Amended and Restated By-laws of the Company, as amended.
10.1		Form of Executive Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2007.
10.2

Form of non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2007.

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