Form 10-Q
period 2007-11-03
STAPLES INC
filed 2007-11-27
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 3, 2007

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

The registrant had  707,103,007 shares of common stock outstanding as of November 23, 2007.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
November 3, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	November 3,	February 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$910,721	$1,017,671
Short-term investments	121,491	457,759
Receivables, net	873,457	720,797
Merchandise inventories, net	2,142,494	1,919,714
Deferred income tax asset	142,869	141,108
Prepaid expenses and other current assets	197,715	174,314
Total current assets	4,388,747	4,431,363

Property and equipment:
Land and buildings	849,093	791,264
Leasehold improvements	1,118,708	996,434
Equipment	1,736,694	1,539,617
Furniture and fixtures	857,847	757,408
Total property and equipment	4,562,342	4,084,723
Less accumulated depreciation and amortization	2,448,566	2,110,602
Net property and equipment	2,113,776	1,974,121

Lease acquisition costs, net of accumulated amortization	32,242	33,579
Intangible assets, net of accumulated amortization	246,155	232,383
Goodwill	1,725,489	1,455,113
Other assets	289,912	270,706
Total assets	$8,796,321	$8,397,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,687,235	$1,486,188
Accrued expenses and other current liabilities	973,496	1,101,018
Debt maturing within one year	3,113	201,177
Total current liabilities	2,663,844	2,788,383

Long-term debt	327,127	316,465
Deferred income tax liability	9,640	8,986
Other long-term obligations	361,009	252,657
Minority interest	2,925	9,109

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 864,055,587 shares at November 3, 2007 and 849,338,568 shares at February 3, 2007	518	510
Additional paid-in capital	3,625,745	3,338,412
Cumulative foreign currency translation adjustments	435,107	189,115
Retained earnings	4,460,361	4,005,424
Less: Treasury stock at cost - 154,361,734 shares at November 3, 2007, and 130,605,591 shares at February 3, 2007	(3,089,955)	(2,511,796)
Total stockholders’ equity	5,431,776	5,021,665
Total liabilities and stockholders’ equity	$8,796,321	$8,397,265

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Sales	$5,168,351	$4,756,550	$14,048,240	$12,874,870
Cost of goods sold and occupancy costs	3,662,677	3,394,092	10,047,260	9,226,811
Gross profit	1,505,674	1,362,458	4,000,980	3,648,059

Operating and other expenses:
Operating and selling	823,903	757,790	2,307,233	2,138,922
General and administrative	249,095	199,066	650,676	559,113
Amortization of intangibles	4,371	3,421	11,681	9,667
Total operating expenses	1,077,369	960,277	2,969,590	2,707,702

Operating income	428,305	402,181	1,031,390	940,357

Other income (expense):
Interest income	8,715	12,317	34,895	42,929
Interest expense	(8,466)	(10,934)	(30,667)	(36,678)
Miscellaneous income (expense)	15	(62)	(1,472)	(921)
Income before income taxes and minority interest	428,569	403,502	1,034,146	945,687
Income tax expense	154,285	113,555	372,293	308,742
Income before minority interest	274,284	289,947	661,853	636,945
Minority interest	(234)	19	(636)	(234)
Net income	$274,518	$289,928	$662,489	$637,179

Earnings Per Share:

Basic earnings per common share	$0.39	$0.40	$0.94	$0.88

Diluted earnings per common share	$0.38	$0.39	$0.92	$0.86

Dividends declared per common share	$—	$—	$0.29	$0.22

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
Operating Activities:
Net income	$662,489	$637,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,940	247,832
Stock-based compensation	133,196	130,912
Deferred tax benefit	25,272	(62,484)
Excess tax benefits from stock-based compensation arrangements	(17,395)	(25,523)
Other	1,679	5,139
Changes in assets and liabilities:
Increase in receivables	(113,711)	(134,543)
Increase in merchandise inventories	(99,489)	(184,154)
Increase in prepaid expenses and other assets	(51,323)	(22,721)
Increase in accounts payable	114,724	76,694
Decrease in accrued expenses and other liabilities	(182,968)	(54,075)
Increase in other long-term obligations	90,161	14,549
Net cash provided by operating activities	848,575	628,805

Investing Activities:
Acquisition of property and equipment	(315,905)	(352,186)
Acquisition of businesses and investment in joint ventures, net of cash acquired	(178,295)	(2,596)
Purchases of short-term investments	(3,440,117)	(5,820,743)
Proceeds from the sale of short-term investments	3,776,385	5,897,590
Net cash used in investing activities	(157,932)	(277,935)

Financing Activities:
Proceeds from exercise of stock options and sale of stock under employee stock purchase plans	125,703	135,323
Payments on borrowings	(204,889)	(3,104)
Proceeds from borrowings	3,949	—
Excess tax benefits from stock-based compensation arrangements	17,395	25,523
Cash dividends paid	(207,552)	(160,883)
Purchase of treasury stock	(578,159)	(529,685)
Net cash used in financing activities	(843,553)	(532,826)

Effect of exchange rate changes on cash and cash equivalents	45,960	8,878

Net decrease in cash and cash equivalents	(106,950)	(173,078)
Cash and cash equivalents at beginning of period	1,017,671	977,822
Cash and cash equivalents at end of period	$910,721	$804,744

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”). These financial statements are for the period covering the thirteen and thirty-nine weeks ending November 3, 2007 (also referred to as the “third quarter of 2007” and “year-to-date 2007”, respectively) and the period covering the thirteen and thirty-nine weeks ending October 28, 2006 (also referred to as the “third quarter of 2006” and “year-to-date 2006”, respectively). All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

The Company adopted FIN 48 as of February 4, 2007. The adoption of FIN 48 did not result in any material adjustments to the Company’s reserves for uncertain tax positions. At the beginning of fiscal 2007, the Company had $81.8 million of gross unrecognized tax benefits, $65.9 million of which, if recognized, would affect the Company’s tax rate. At November 3, 2007, the Company had $82.4 million of gross unrecognized tax benefits, $65.5 million of which, if recognized, would affect the Company’s tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through February 2, 2008.

Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005 and all material state, local and foreign income tax matters for years through 2000.

Staples’ continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $7.9 million accrued for interest and penalties as of February 3, 2007 and $8.4 million as of November 3, 2007.

Note C – Employee Benefit Plans

In connection with certain employee benefit plans, Staples included approximately $50.1 million and $133.2 million in compensation expense for the third quarter and year-to-date 2007, respectively, and $56.9 million and $130.9 million in compensation expense for the third quarter and year-to-date 2006, respectively. As of November 3, 2007, Staples had $284.2 million of stock options and restricted shares to be expensed over the period through September 2012.

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

Stock Options

The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended November 3, 2007 was $6.90 and $7.63, respectively. The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended October 28, 2006 was $7.94 and $7.86, respectively. The fair value of stock options is expensed over the applicable vesting period using the straight line method.

The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	39 Weeks Ended
	November 3, 2007	October 28, 2006
Risk free interest rate	4.7%	5.1%
Expected dividend yield	0.9%	0.8%
Expected stock volatility	29%	31%
Expected life of options	5.3 years	5.1 years

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

Prior to fiscal year 2006, Staples issued performance accelerated restricted stock (“PARS”) to employees of Staples. The shares were restricted in that they were not transferable (i.e., they may not be sold) by the employee until they vested, generally after the end of five years. Such vesting date was subject to acceleration if Staples achieved certain compound annual earnings per share growth over a certain number of interim years. No PARS were outstanding as of November 3, 2007. PARS issued in fiscal year 2005 had a weighted-average fair market value of $21.72 and vested in March 2007 as a result of Staples achieving its earnings per share growth target for the fiscal year ended February 3, 2007.

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

The fair value of performance share awards is based upon the market price of the underlying common stock as of the date of grant. As of November 3, 2007, Staples had 892,267 performance share awards that were issued during fiscal years 2007 and 2006. The underlying shares have a weighted-average fair market value of $24.62.

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

Note D - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$274,518	$289,928	$662,489	$637,179
Other comprehensive income:
Foreign currency translation adjustments, net	94,882	2,232	236,854	36,472
Change in the fair value of derivatives	48,779	(2,541)	15,755	(6,309)
Tax effect of changes in the fair value of derivatives	(20,487)	1,067	(6,617)	2,650
Total comprehensive income	$397,692	$290,686	$908,481	$669,992

Note E - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter of and year-to-date 2007 and 2006 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Numerator:
Net income	$274,518	$289,928	$662,489	$637,179
Denominator:
Weighted-average common shares outstanding	702,259	718,172	707,301	722,469
Effect of dilutive securities:
Employee stock options and restricted shares	12,999	18,063	16,114	19,066
Weighted-average common shares outstanding assuming dilution	715,258	736,235	723,415	741,535

Basic earnings per common share	$0.39	$0.40	$0.94	$0.88
Diluted earnings per common share	$0.38	$0.39	$0.92	$0.86

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

Staples evaluates performance and allocates resources based on profit or loss from operations before stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles, and non-recurring items (“business unit income”). Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment for the third quarter of and year-to-date 2007 and 2006 and a reconciliation of business unit income to consolidated income before income taxes and minority interest (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	Sales		Sales
North American Retail	$2,750,884	$2,665,031	$7,225,679	$6,983,439
North American Delivery	1,727,141	1,505,572	4,896,999	4,251,176
International Operations	690,326	585,947	1,925,562	1,640,255
Total reportable segments	$5,168,351	$4,756,550	$14,048,240	$12,874,870

	Business Unit Income		Business Unit Income
North American Retail	$305,869	$290,076	$652,252	$626,587
North American Delivery	187,450	160,294	507,380	433,147
International Operations	23,064	8,736	42,954	11,535
Business unit income	$516,383	$459,106	$1,202,586	$1,071,269
Stock-based compensation	(50,078)	(46,096)	(133,196)	(120,083)
Total reportable segments	$466,305	$413,010	$1,069,390	$951,186
Interest and other income (expense), net	264	1,321	2,756	5,330
Impact of correction of prior years’ stock-based compensation	—	(10,829)	—	(10,829)
Impact of wage and hour settlement	(38,000)	—	(38,000)	—
Income before income taxes and minority interest	$428,569	$403,502	$1,034,146	$945,687

Note G - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% senior notes, certain subsidiaries guarantee repayment of the debt. The 7.375% senior notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the 7.375% senior notes and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries for the third quarter of and year-to-date 2007 and 2006. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$389,123	$36,157	$485,441	$—	$910,721
Short-term investments	121,491	—	—	—	121,491
Merchandise inventories, net	—	1,297,982	844,512	—	2,142,494
Other current assets	43,319	624,741	545,981	—	1,214,041
Total current assets	553,933	1,958,880	1,875,934	—	4,388,747
Net property, equipment and other assets	354,910	1,302,860	1,024,315	—	2,682,085
Goodwill	294,803	144,077	1,286,609	—	1,725,489
Investment in affiliates and intercompany, net	(921,697)	3,004,952	2,982,832	(5,066,087)	—
Total assets	$281,949	$6,410,769	$7,169,690	$(5,066,087)	$8,796,321

Total current liabilities	$272,398	$1,188,808	$1,202,638	$—	$2,663,844
Total long-term liabilities	144,659	460,824	92,293	—	697,776
Minority interest	—	—	2,925	—	2,925
Total stockholders’ equity	(135,108)	4,761,137	5,871,834	(5,066,087)	5,431,776
Total liabilities and stockholders’ equity	$281,949	$6,410,769	$7,169,690	$(5,066,087)	$8,796,321

Condensed Consolidating Balance Sheet

As of February 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$476,549	$49,687	$491,435	$—	$1,017,671
Short-term investments	457,759	—	—	—	457,759
Merchandise inventories, net	—	1,203,498	716,216	—	1,919,714
Other current assets	122,172	457,068	456,979	—	1,036,219
Total current assets	1,056,480	1,710,253	1,664,630	—	4,431,363
Net property, equipment and other assets	460,678	1,156,073	894,038	—	2,510,789
Goodwill	175,625	110,140	1,169,348	—	1,455,113
Investment in affiliates and intercompany, net	(892,119)	3,067,979	2,822,520	(4,998,380)	—
Total assets	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Total current liabilities	$416,459	$1,378,130	$993,794	$—	$2,788,383
Total long-term liabilities	34,412	416,607	127,089	—	578,108
Minority interest	—	—	9,109	—	9,109
Total stockholders’ equity	349,793	4,249,708	5,420,544	(4,998,380)	5,021,665
Total liabilities and stockholders’ equity	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Condensed Consolidating Statement of Income

For the 13 weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,357,286	$1,811,065	$5,168,351
Cost of goods sold and occupancy costs	3,196	2,390,586	1,268,895	3,662,677
Gross profit	(3,196)	966,700	542,170	1,505,674
Operating and other expenses	16,188	687,854	373,063	1,077,105
Income (loss) before income taxes and minority interest	(19,384)	278,846	169,107	428,569
Income tax expense	—	96,116	58,169	154,285
Income (loss) before minority interest	(19,384)	182,730	110,938	274,284
Minority interest	—	—	(234)	(234)
Net income (loss)	$(19,384)	$182,730	$111,172	$274,518

Condensed Consolidating Statement of Income

For the 13 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,153,448	$1,603,102	$4,756,550
Cost of goods sold and occupancy costs	2,557	2,256,675	1,134,860	3,394,092
Gross profit	(2,557)	896,773	468,242	1,362,458
Operating and other expenses	83,060	580,100	295,796	958,956
Income (loss) before income taxes and minority interest	(85,617)	316,673	172,446	403,502
Income tax expense	—	81,419	32,136	113,555
Income (loss) before minority interest	(85,617)	235,254	140,310	289,947
Minority interest	—	—	19	19
Net income (loss)	$(85,617)	$235,254	$140,291	$289,928

Condensed Consolidating Statement of Income

For the 39 weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,230,842	$4,817,398	$14,048,240
Cost of goods sold and occupancy costs	7,349	6,678,579	3,361,332	10,047,260
Gross profit	(7,349)	2,552,263	1,456,066	4,000,980
Operating and other expenses	45,022	1,873,263	1,048,549	2,966,834
Income (loss) before income taxes and minority interest	(52,371)	679,000	407,517	1,034,146
Income tax expense	—	231,196	141,097	372,293
Income (loss) before minority interest	(52,371)	447,804	266,420	661,853
Minority interest	—	—	(636)	(636)
Net income (loss)	$(52,371)	$447,804	$267,056	$662,489

Condensed Consolidating Statement of Income

For the 39 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$8,542,471	$4,332,399	$12,874,870
Cost of goods sold and occupancy costs	6,643	6,171,645	3,048,523	9,226,811
Gross profit	(6,643)	2,370,826	1,283,876	3,648,059
Operating and other expenses	203,623	1,594,275	904,474	2,702,372
Income (loss) before income taxes and minority interest	(210,266)	776,551	379,402	945,687
Income tax expense	—	205,291	103,451	308,742
Income (loss) before minority interest	(210,266)	571,260	275,951	636,945
Minority interest	—	—	(234)	(234)
Net income (loss)	$(210,266)	$571,260	$276,185	$637,179

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$471,429	$255,139	$122,007	$848,575
Investing Activities:
Acquisition of property and equipment	(43,687)	(194,182)	(78,036)	(315,905)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	(82,202)	(96,093)	(178,295)
Purchase of short-term investments	(3,440,117)	—	—	(3,440,117)
Proceeds from the sale of short-term investments	3,776,385	—	—	3,776,385
Cash provided by (used in) investing activities	292,581	(276,384)	(174,129)	(157,932)
Financing Activities:
Payments on borrowings	(204,889)	—	—	(204,889)
Purchase of treasury stock	(578,159)	—	—	(578,159)
Excess tax benefits from stock-based compensation arrangements	9,512	7,715	168	17,395
Cash dividends paid	(207,552)	—	—	(207,552)
Other	129,652	—	—	129,652
Cash (used in) provided by financing activities	(851,436)	7,715	168	(843,553)
Effect of exchange rate changes on cash and cash equivalents	—	—	45,960	45,960
Net decrease in cash and cash equivalents	(87,426)	(13,530)	(5,994)	(106,950)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$389,123	$36,157	$485,441	$910,721

Condensed Consolidating Statement of Cash Flows

For the 39 weeks ended October 28, 2006

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$383,156	$222,610	$23,039	$628,805
Investing Activities:
Acquisition of property and equipment	(50,117)	(241,980)	(60,089)	(352,186)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	—	(2,596)	(2,596)
Purchase of short-term investments	(5,820,743)	—	—	(5,820,743)
Proceeds from sale of short-term investments	5,897,590	—	—	5,897,590
Cash provided by (used in) investing activities	26,730	(241,980)	(62,685)	(277,935)
Financing Activities:
Payments on borrowings	(3,104)	—	—	(3,104)
Purchase of treasury stock, net	(529,685)	—	—	(529,685)
Excess tax benefits from stock-based compensation arrangements	14,117	10,541	865	25,523
Cash dividends paid	(160,883)	—	—	(160,883)
Other	135,323	—	—	135,323
Cash (used in) provided by financing activities	(544,232)	10,541	865	(532,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,878	8,878
Net decrease in cash and cash equivalents	(134,346)	(8,829)	(29,903)	(173,078)
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822
Cash and cash equivalents at end of period	$345,358	$40,561	$418,825	$804,744

Note H - Commitments and Contingencies

The Company is involved from time to time in litigation arising from the operation of its business. As disclosed in the Company’s Form 10-K for the fiscal year ended February 3, 2007, various class action lawsuits had been brought against the Company for alleged violations of what is known as California’s “wage and hour” law. In the third quarter of 2007, the Company settled with the participants in the California wage and hour class action lawsuits relating to the misclassification of assistant store managers, recording a charge of $38.0 million, including interest and class counsel’s attorneys’ fees.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and our Contract operations (Staples National Advantage and Staples Business Advantage). The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, South America and Asia.

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

Consolidated Performance:

Net income for the third quarter of 2007 was $274.5 million or $0.38 per diluted share compared to $289.9 million or $0.39 per diluted share for the third quarter of 2006, a decrease in net income of 5.3%. Net income for year-to-date 2007 was $662.5 million or $0.92 per diluted share compared to $637.2 million or $0.86 per diluted share for year-to-date 2006, an increase in net income of 4.0%. Our results for the third quarter of and year-to-date 2007 include a $24.3 million charge, net of taxes ($0.04 per diluted share for the third quarter of 2007 and $0.03 per diluted share for year-to-date 2007) related to the settlement of California wage and hour class action lawsuits. Our results for the third quarter of and year-to-date 2006 include a $33.3 million ($0.04 per diluted share for the third quarter of and year-to-date 2006) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and an $8.6 million charge, net of taxes ($0.01 per diluted share for the third quarter of and year-to-date 2006) to correct the measurement dates used to calculate prior years’ stock-based compensation. Our results for the third quarter of and year-to-date 2007 were achieved by continuing to execute our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, our focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts and expense control were key drivers of our results in the third quarter of and year-to-date 2007.

Sales:  Sales for the third quarter of 2007 were $5.2 billion, an increase of 8.7% from the third quarter of 2006. Sales for year-to-date 2007 were $14.0 billion, an increase of 9.1% from year-to-date 2006. Comparable store sales for our North American retail locations decreased 3% for the third quarter of 2007 and 2% for year-to-date 2007 and comparable store sales for our International retail locations were flat for the third quarter of 2007 and increased 3% for year-to-date 2007. We had 2,008 open stores as of November 3, 2007 compared to 1,838 stores as of October 28, 2006 and 1,884 stores as of February 3, 2007. This includes 47 stores opened and one store closed during the third quarter of 2007 and 127 stores opened and three stores closed during year-to-date 2007. North American Delivery sales increased 14.7% for the third quarter of 2007 and 15.2% for year-to-date 2007 compared to the third quarter of and year-to-date 2006. International sales increased 17.8% for the third quarter of 2007 and 17.4% for year-to-date 2007 compared to the third quarter of and year-to-date 2006.

Our total company sales growth in the third quarter of and year-to-date 2007 reflects our performance in core office supplies, ink and toner, paper, computers, and our copy and print center business; our continued focus on customer service; and the continued success of our customer acquisition and retention efforts in our North American Delivery business. The increase in total sales also reflects a positive impact of foreign currency of $120 million for the third quarter of 2007 and $236 million for year-to-date 2007.

Gross Profit: Gross profit as a percentage of sales was 29.1% for the third quarter of 2007 and 28.5% for year-to-date 2007 as compared to 28.6% for the third quarter of and 28.3% for year-to-date 2006. The increase in the gross profit rate for the third quarter of and year-to-date 2007 is primarily due to an improvement in product margin rate in our North American Retail and International segments along with improvements in North American Delivery supply chain, partially offset by deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail.

Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 15.9% of sales for the third quarter of 2007 and 16.4% for year-to-date 2007 compared to 15.9% and 16.6% for the corresponding periods in 2006. The flat performance in operating expenses as a percentage of sales for the third quarter of 2007 primarily reflects our continued focus on process improvement and expense control offset by deleverage in fixed expenses on decreasing comparable store sales in North American Retail. The decrease in operating expenses as a percentage of sales for year-to-date 2007 primarily reflects our continued focus on process improvement, expense control and more efficient and effective marketing spend in our North American Delivery businesses, partially offset by deleverage in fixed expenses on decreasing comparable store sales in North American Retail.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.8% for the third quarter of 2007 and 4.6% for year-to-date 2007 compared to 4.2% for the third quarter of 2006 and 4.3% for year-to-date 2006. This increase reflects the $38.0 million charge related to the settlement of California wage and hour class action lawsuits and the impact of increased depreciation relating to prior years’ investments in information systems, partially offset by our continued focus on process improvement and expense control.

Amortization of Intangibles: Amortization of intangibles was $4.4 million for the third quarter of 2007 and $11.7 million for year-to-date 2007 compared to $3.4 million for the third quarter of 2006 and $9.7 million for year-to-date 2006, reflecting the amortization of customer-related intangible assets, trade names and noncompetition agreements.

Interest Income: Interest income was $8.7 million for the third quarter of 2007 and $34.9 million for year-to-date 2007 compared to $12.3 million for the third quarter of 2006 and $42.9 million for year-to-date 2006. The decrease in interest income in fiscal 2007 is primarily due to a reduction in our average cash and short-term investment portfolio, partially offset by an increase in interest rates.

Interest Expense: Interest expense was $8.5 million for the third quarter of 2007 and $30.7 million for year-to-date 2007 compared to $10.9 million for the third quarter of 2006 and $36.7 million for year-to-date 2006. The decrease in interest expense for the third quarter of and year-to-date 2007 is primarily due to the repayment of our $200 million 7.125% senior notes, partially offset by higher interest rates. We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations. As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense in 2007. Excluding the impact of our interest rate swap agreements, interest expense would have been $7.6 million for the third quarter of 2007 and $29.1 million for year-to-date 2007 compared to $10.9 million for the third quarter of 2006 and $36.5 million for year-to-date 2006.

Miscellaneous Income(Expense):  Miscellaneous income was $0.01 million for the third quarter of 2007 and miscellaneous expense was $1.5 million for year-to-date 2007 compared to miscellaneous expense of $0.1 million for the third quarter of 2006 and $0.9 million for year-to-date 2006. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 36.0% for both the third quarter of and year-to-date 2007 compared to 28.1% for the third quarter of 2006 and 32.6% for year-to-date 2006. Our effective tax rate for the third quarter of and year-to-date 2006 reflected an adjustment for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters, which were recorded as discrete items for the third quarter of 2006. Our effective tax rate for the third quarter of and year-to-date 2006 applicable to results from continuing operations, excluding the impact of discrete items, was 36.0%.

Segment Performance:

 The following tables provide a summary of our sales and business unit income by reportable segment. Business unit income excludes stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles and non-recurring items (see reconciliation of business unit income to consolidated income before income taxes and minority interest in Note F to our Consolidated Financial Statements):

	(Amounts in thousands)		November 3,	October 28,
	13 Weeks Ended		2007	2006
	November 3, 2007	October 28, 2006	Increase From Prior Year	Increase From Prior Year
Sales:
North American Retail	$2,750,884	$2,665,031	3.2%	9.0%
North American Delivery	1,727,141	1,505,572	14.7%	16.5%
International Operations	690,326	585,947	17.8%	15.2%
Total sales	$5,168,351	$4,756,550	8.7%	12.0%

	(Amounts in thousands)
	13 Weeks Ended		November 3,	October 28,
	November 3,	October 28,	2007	2006
	2007	2006	% of Sales	% of Sales

Business Unit Income:
North American Retail	$305,869	$290,076	11.1%	10.9%
North American Delivery	187,450	160,294	10.9%	10.6%
International Operations	23,064	8,736	3.3%	1.5%
Business unit income	516,383	459,106	10.0%	9.7%
Stock-based compensation	(50,078)	(46,096)	(1.0)%	(1.0)%
Total reportable segments	$466,305	$413,010	9.0%	8.7%

	(Amounts in thousands)		November 3,	October 28,
	39 Weeks Ended		2007	2006
	November 3, 2007	October 28 2006	Increase From Prior Year	Increase From Prior Year
Sales:
North American Retail	$7,225,679	$6,983,439	3.5%	8.2%
North American Delivery	4,896,999	4,251,176	15.2%	17.2%
International Operations	1,925,562	1,640,255	17.4%	7.2%
Total sales	$14,048,240	$12,874,870	9.1%	10.8%

	(Amounts in thousands)
	39 Weeks Ended		November 3,	October 28,
	November 3,	October 28,	2007	2006
	2007	2006	% of Sales	% of Sales

Business Unit Income:
North American Retail	$652,252	$626,587	9.0%	9.0%
North American Delivery	507,380	433,147	10.4%	10.2%
International Operations	42,954	11,535	2.2%	0.7%
Business unit income	1,202,586	1,071,269	8.6%	8.3%
Stock-based compensation	(133,196)	(120,083)	(1.0)%	(0.9)%
Total reportable segments	$1,069,390	$951,186	7.6%	7.4%

North American Retail: Sales for North American Retail increased 3.2% for the third quarter of 2007 and 3.5% for the year-to-date 2007 compared to the third quarter of and year-to-date 2006. The growth primarily reflects an increase in non-comparable store sales, partially offset by a decrease in comparable store sales of 3% for the third quarter of 2007 and 2% for year-to-date 2007. We added 43 stores to the North American store base in the third quarter of 2007 and 95 stores during year-to-date 2007. As of November 3, 2007, the North American store base included 1,715 open stores compared to 1,576 stores as of October 28, 2006 and 1,620 stores as of February 3, 2007. The increase in sales also reflects the positive impact of Canadian exchange rates to the U.S. dollar of $57.9 million for the third quarter of 2007 and $74.0 million for year-to-date 2007. Our comparable store sales decrease for the third quarter of 2007 reflects negative performance in business machines, furniture and computers, partially offset by positive performance in our copy and print center business and core office supplies. Our comparable store sales decrease for year-to-date 2007 reflects negative performance in furniture and business machines partially offset by positive performance in our copy and print center business and business software. Business unit income as a percentage of sales increased to 11.1% for the third quarter of 2007 and 9.0% for year-to-date of 2007 from 10.9% for the third quarter of 2006 and 9.0% for year-to-date 2006. The increase in business unit income as a percentage of sales primarily reflects an increase in product margin rate including increased sales in higher margin categories such as Staples brand products and copy and print services as well as our focus on expense control, partially offset by deleverage in fixed costs resulting from a decrease in comparable store sales.

North American Delivery: Sales for North American Delivery increased 14.7% for the third quarter of 2007 and 15.2% for year-to-date 2007 compared to the third quarter of and year-to-date 2006. The sales growth for the third quarter of and year-to-date 2007 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers and non-comparable sales from our recent acquisitions. Excluding acquisitions, sales increased 10.1% for the third quarter of 2007 and 12.0% for year-to-date 2007. Business unit income as a percentage of sales increased to 10.9% for the third quarter of 2007 and 10.4% for year-to-date 2007 from 10.6% for the third quarter of 2006 and 10.2% for year-to-date 2006. The increase in business unit income for the third quarter primarily reflects improvement in our supply chain, partially offset by our increased investment in growth initiatives. The improvement for year-to-date 2007 primarily reflects improvement in our supply chain and more efficient and effective marketing to acquire and retain customers, partially offset by our investments in growth initiatives.

International Operations: Sales for International Operations increased 17.8% for the third quarter of 2007 and 17.4% for year-to-date 2007 compared to the third quarter of and year-to-date 2006. The increase primarily reflects the positive impact of foreign exchange rates of $54.8 million and $152.3 million for the third quarter of and year-to-date 2007, respectively, growth in our international delivery businesses on a local currency basis, as well as an increase in comparable store sales of 3% for year-to-date 2007. As of November 3, 2007, the store base included 293 open stores compared to 262 stores as of October 28, 2006 and 264 stores as of February 3, 2007. Business unit income as a percentage of sales increased to 3.3% for the third quarter of 2007 and 2.2% for year-to-date 2007 from 1.5% for the third quarter of 2006 and 0.7% for year-to-date 2006. This increase primarily reflects sales growth and improvement in product margin rates in our European retail business along with our continued focus on expense control.

Stock-Based Compensation: Stock-based compensation, excluding the charge for the correction of measurement dates used to calculate prior years’ stock-based compensation, increased to $50.1 million in the third quarter of 2007 and $133.2 million for year-to-date 2007 from $46.1 million in the third quarter of 2006 and $120.1 million for year-to-date 2006. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(k) savings plan. The increase in the third quarter of and year-to-date 2007 is primarily related to changes in the mix of equity awards granted.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $848.6 million for year-to-date 2007 compared to $628.8 million for year-to-date 2006. The increase in operating cash flow from 2006 to 2007 is primarily due to improvements in working capital, combined with an increase in net income and non-cash expenses, including depreciation and amortization.

Cash used in investing activities was $157.9 million for year-to-date 2007 compared to $277.9 million for year-to-date 2006. This change is primarily due to fluctuations in our short-term investment portfolio, partially offset by our 2007 investments in Asia and acquisitions in our North American Delivery business.

Cash used in financing activities was $843.6 million for year-to-date 2007 compared to $532.8 million for year-to-date 2006. Cash used in financing activities primarily relates to cash used for the payment of our annual cash dividend, the purchase of shares under our share repurchase program, and the repayment of our $200 million 7.125% senior notes in August 2007, partially offset by cash received upon the exercise of employee stock options. On April 19, 2007, we paid a cash dividend of $0.29 per outstanding common share, or $207.6 million in the aggregate, to shareholders of record on March 30, 2007. The dividend declared and paid in 2007 represents an increase of 32% over the per share value of the cash dividend declared and paid in 2006. Under our share repurchase program, we repurchased 23.3 million shares for $567.4 million during year-to-date 2007 and 21.3 million shares for $512.8 million during year-to-date 2006.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $1.8 billion in total cash, short-term investments and funds available through credit agreements at November 3, 2007, which consisted of $793.4 million of available credit and $1.0 billion of cash and cash equivalents and short-term investments.

A summary, as of November 3, 2007, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

	Available	Debt
	Credit	Outstanding
Revolving Credit Facility effective through October 2011	$678,802	$—
Senior Notes due October 2012	—	325,000
Lines of credit	114,584	65
Capital leases and other notes payable	—	11,278
Total	$793,386	$336,343

We issue letters of credit under our revolving credit facility in the ordinary course of business. At November 3, 2007, we had $71.2 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $678.8 million. On August 15, 2007, we repaid the $200 million 7.125% senior notes that were due in August 2007 and paid $83.3 million to settle foreign currency swaps that matured on that date. The swaps that matured on August 15, 2007 were designated as fair value hedges of the senior notes and the foreign currency swaps that matured on August 15, 2007 were designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. On August 15, 2007, we entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.

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

We currently plan to spend approximately $200 million on capital expenditures during the fourth quarter of 2007 related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service. We expect to open approximately 25 new stores in North America, Europe and Asia during the last quarter of 2007. We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store.

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

We believe that we will need to spend approximately $500 million to $550 million a year for the next few years on capital expenditures to fund organic growth and ongoing operations. With this level of capital spending and an acquisition strategy that is not projected to require significant amounts of capital, it is likely that the cash we generate from operations will exceed our investing needs, thereby strengthening our credit profile. To use this excess cash to benefit our stockholders, we implemented a share repurchase program and an annual cash dividend. In 2005, we announced a repurchase program under which we were authorized to repurchase up to $1.5 billion of Staples common stock through February 2, 2008. In the second quarter of 2007, we announced that our 2005 repurchase program would be replaced with a new repurchase program under which we may repurchase up to $1.5 billion of Staples common stock. The new repurchase program went into effect during the second quarter of 2007 and has no expiration date. Approximately $1.2 billion of Staples common stock had been repurchased under our 2005 repurchase program when it was terminated by the 2007 program. We paid a cash dividend of $0.29 per share of common stock on April 19, 2007 to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million. While it is our intention to pay annual cash dividends in years following 2007, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At November 3, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2007. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-10 of our Annual Report on Form 10-K filed on March 1, 2007 for the year ended February 3, 2007.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of November 3, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  –  OTHER INFORMATION

Item 1. Legal Proceedings

We settled various class action lawsuits brought against us for alleged violations of what is known as California’s “wage and hour” law. We previously described certain of these California wage and hour class action lawsuits under Item 3 in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The first of these lawsuits was filed on October 21, 1999. These cases were subsequently consolidated as the “Staples Overtime Cases,” Superior Court for the State of California, County of Orange, Civil Complex Center (Judicial Council Coordination Proceeding No. 4235, Lead Case No. 816121). The plaintiffs in the Staples Overtime Cases alleged that we improperly classified store general managers and store assistant managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs sought to require us to pay overtime wages to the putative class for the period from October 21, 1995 to the present. The general manager and assistant manager classes were certified by the court in November 2005. Staples and the general manager class in the Staples Overtime Cases settled in December 2006 for $3.875 million. The remaining class action lawsuit concerning assistant managers continued. In September 2007, in the United States District for the Central District of California, Frigo v. Staples, Inc., another class and collective action lawsuit was filed, purportedly on behalf of all assistant managers in Staples’ California stores, including those individuals who started working for Staples after the previous class action notice was sent to the then current and former assistant managers. Subject to court approval, Staples settled with the assistant store manager class in both Frigo and the Staples Overtime Cases on November 2, 2007 for $38 million, with the settlements covering a span of twelve years of potential damages, including interest and class counsel’s attorneys’ fees, for a class of more than 1,700 current and former associates. Staples has not admitted any wrongdoing with respect to either class of employees.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 25 new stores in North America, Europe and Asia during the last quarter of 2007. For our growth strategy to be successful, we must identify and lease favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas, which could adversely affect our business and financial performance.

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

As of November 3, 2007, we had operations in 20 countries in Europe, South America and Asia and a significant presence in Canada. We may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions. Furthermore, our acquisitions in Europe and South America and our investments in Asia have increased our exposure to these foreign operating risks, which could have an adverse impact on our international income and worldwide profitability.

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

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property and  product liability claims.

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

Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness combined with the recent tightening of the global credit market may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

Fluctuations in our effective tax rate may adversely affect our business and results of operations.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could have a material adverse effect on our business and results of our operations.

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

Various class and collective action lawsuits have been brought against us for alleged violations of state or federal wage and hour law. See Item 1, “Legal Proceedings,” in this Quarterly Report on Form 10-Q for a description of the California wage and hour class action lawsuits we recently settled. In addition, a national collective action lawsuit has been brought against us in New Jersey. In that case, the plaintiff has alleged that we improperly classified store sales managers as exempt under the Fair Labor Standards Act, making such managers ineligible for overtime wages. The plaintiff is seeking to require us to pay overtime wages to the putative class for the period from February 8, 2004 to the present.  We believe we have meritorious defenses in the litigation and expect to prevail. An unfavorable judgment in any of our wage and hour lawsuits could adversely affect our business and financial performance.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about our purchases of our common stock during the third quarter of fiscal 2007.

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 5, 2007 – September 1, 2007	2,652,421	$23.27	2,649,400	$1,375,088,000
September 2, 2007 – October 6, 2007	3,411,687	$22.30	3,286,694	$1,301,778,000
October 7, 2007 – November 3, 2007	2,090,963	$22.21	2,089,277	$1,255,376,000
Total Third Quarter of Fiscal 2007	8,155,071	$22.60	8,025,371	$1,255,376,000

(1)   Includes a total of 129,700 shares of our common stock withheld during the third quarter of our 2007 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)   Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)   On June 14, 2007, we announced that our Board of Directors approved the repurchase of up to $1.5 billion of common stock. The June 2007 share repurchase program terminated and replaced the October 2005 share repurchase program effective as of the stock market opening on July 9, 2007. The June 2007 share repurchase program has no expiration date.

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

STAPLES, INC.

Date: November 26, 2007	By:	/s/ JOHN J. MAHONEY
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