Form 10-K
period 2008-02-02
STAPLES INC
filed 2008-03-04
CIK 791519

Use these links to rapidly review the document
APPENDIX C

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008		Commission File Number 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)		04-2896127 (I.R.S. Employer Identification No.)
Five Hundred Staples Drive, Framingham, Massachusetts 01702 508-253-5000 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on August 3, 2007, as reported by NASDAQ, was approximately $16.5 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 700,981,803 shares of common stock, par value $0.0006, outstanding as of February 29, 2008.

Documents Incorporated By Reference

         Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business

Staples

        Staples is the world's leading office products company. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses. Staples, Inc. and its subsidiaries ("we", "Staples" or the "Company") operate three business segments: North American Retail, North American Delivery, and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note K in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers and related products, and office furniture. We effectively reach each sector of the office products market through three sales channels designed to be convenient to the needs of our customers: retail stores, catalog, and Internet. Our retail and delivery businesses attract different customer groups with distinct purchasing behaviors. Our retail stores target home offices (customers spending over $500 per year on office products excluding computers and furniture, including home-based businesses and teachers), and small businesses with up to 10 office workers. Our retail stores also serve a customer group we refer to as "casual consumers", who shop less frequently than home office and small business customers. Our catalog and Internet businesses primarily target small businesses and organizations with up to 20 office workers. Our Contract business targets medium-size businesses and organizations with between 20 and 500 office workers as well as Fortune 1000 companies. Our ability to address customer groups with different needs increases and diversifies our available market opportunities; increases awareness of the Staples brand among customers in all segments, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        We strive to provide superior value to our customers through a combination of everyday low prices, a broad selection of products, high quality and innovative Staples brand products, convenient store locations, easy to use web sites, reliable and fast order delivery, and excellent customer service. Our strategy is to maintain our leadership in the office products industry through our focus on three principles: differentiating ourselves by delivering on our brand promise: we make buying office products easy; achieving industry-best execution; and expanding our share in every market where we operate.

  North American Retail

        Our North American Retail segment, consisting of 1,738 stores throughout the United States and Canada at the end of fiscal 2007, generates the majority of our sales and profits. Our North American retail stores are located in 47 states, the District of Columbia, 10 Canadian provinces and 2 Canadian territories in both major metropolitan markets and smaller markets. We operate multiple retail formats tailored to the unique characteristics of each location, including our 20,000 square foot prototypical "Dover" superstore, representing the majority of our U.S. store base; a 14,600 square foot format designed for rural markets; and a 10,000 square foot store suited to dense, urban markets such as New York City. The customer-friendly "Dover" design appeals to the customer with an open store interior that gives the customer a better view of our wide selection of products, making it easier to find what they are shopping for. Currently, we operate more than 750 "Dover" stores, and have implemented key elements of the "Dover" model in the majority of our prior store formats. We are also currently testing a 4,000 square foot stand-alone copy and print shop format to address the attractive quick-print market opportunity. This store is designed for prime, urban locations with a full-service copy and print offering and a 1,200 stock keeping unit (SKU) supplies assortment.

        Our strategy for our North American superstores focuses on several key objectives: offer an easy-to-shop store environment with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. Store associates are trained to deliver excellent service through our "Easy" service model, which encourages engagement with customers and solution selling. As part of our strategy of delivering on our

"Easy" brand promise, we focus on several key categories for which our customers rely on us to be an authority: ink and toner, paper, business machines, and copy and print services.

        Our real estate strategy is to expand our store base in a steady and disciplined fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses in various metropolitan markets enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores, we assess potential real estate sites through a stringent approval process which evaluates the financial return for each store. Our evaluations consider such factors as the concentration of small and medium-sized businesses and organizations, the number of home offices, household income levels, our current market presence, proximity to competitors, the availability of quality real estate locations and other factors.

        We plan to open approximately 100 new stores in North America in 2008, compared to 120 new stores in 2007, and 99 new stores in 2006. The growth program for 2008 will continue to focus on adding stores to existing markets as well as expansion into new markets. We successfully entered the Chicago, Miami and Denver markets over the past few years, and we are well positioned to enter several other major North American markets where we currently have no retail presence.

  North American Delivery

        Our North American Delivery segment is comprised of three businesses: "Staples Business Delivery", "Quill", and "Contract".

        Staples Business Delivery:    Our Staples Business Delivery operations combine the activities of our direct mail catalog business, operating since 1990, our Staples.com web site, and our Canadian Internet sites. Staples Business Delivery is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in major metropolitan areas. We market Staples Business Delivery through catalog mailings, direct mail advertising, a telesales group generating new accounts and growing existing accounts, and Internet and other broad-based media advertising.

        Quill:    Founded in 1956 and acquired by Staples in 1998, Quill is a direct mail catalog and Internet business with a targeted approach to servicing the business product needs of small and medium-sized businesses in the United States. To attract and retain its customers, Quill offers outstanding customer service, Quill brand products, and special services. Quill also operates Medical Arts Press, a specialty Internet and catalog business offering products for medical professionals.

        Contract:    Our Contract operations focus primarily on serving the needs of medium-sized and large regional companies and large multi-regional companies that often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing and payment terms, usage reporting, the stocking of certain proprietary items, and full service account management.

        Our strategies for North American Delivery focus on customer service, customer acquisition and retention, and product penetration to grow our delivery business and increase its profitability. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. We are also working to enhance our distribution capabilities to support rapid growth in our delivery businesses by expanding the number of multi-business fulfillment centers and reducing the number of single business facilities, in order to enhance our ability to provide next business day delivery to more markets. We continue to enhance our websites to drive efficiency and customer satisfaction with approximately 75% of our delivery sales processed online. We continue to expand our sales force as we increase our market share and sell a broader assortment of products and services to new and existing customers. Rapid growth in higher margin "share of wallet" categories such as janitorial and break room supplies and copy and print services are designed to drive sales and profitability. In addition to developing our own internal capabilities, we continue to consider acquisition opportunities that either expand our geographic reach or broaden our product and service offerings. Recent acquisitions provided us with the ability to add logoed merchandise, industrial packaging supplies and IT services to our portfolio.

  International Operations

        Our International Operations consist of retail stores, catalog and Internet businesses operating under various names in 20 countries in Europe, Asia, and South America. As of February 2, 2008, we operated retail stores in Belgium,

Germany, the Netherlands, Portugal, the United Kingdom, China, and through a joint venture in India. In addition, we operate catalog and Internet businesses in Austria, Belgium, the Czech Republic, Denmark, France, Germany, Hungary, Italy, Luxembourg, the Netherlands, Poland, Spain, Sweden, Switzerland, the United Kingdom, China, India, Argentina and Brazil.

        Europe is an important market for Staples. We have established a solid foundation to build a successful, high margin business in Europe over the next few years. We are working towards achieving the level of profitability we have attained in our strong multi-channel offering in North America by improving execution, increasing sales of own brand products, and capitalizing on potential synergies in procurement, supply chain activities and shared administrative services. In our retail business, we are implementing strategies that were successful in North America, which focus on developing relationships with small business customers and home offices by driving steady sales of consumable office supplies. We expect to open approximately 10 new stores in Europe in 2008, compared to 7 new stores in 2007, and 6 new stores in 2006. We plan to continue to grow our European business through improved execution, enhanced segmentation of customers, an improved on-line offering and increased sharing of best practices.

        Operations in Asia and South America continue to provide a platform for rapid growth. In Asia, we operate a delivery business in Beijing, Shanghai, and Shenzhen in China, a retail business primarily in the Yangtze Delta Region of China and a delivery business in Taiwan through a joint venture with UB Express. In 2007, we announced a joint venture with UPS in China to operate co-branded stores. In total, we operate 32 retail stores in China. Through our joint venture with Future Group, we began to open stores and launched a delivery business in India during 2007. We also operate a delivery business in Argentina and Brazil, with operations in Buenos Aires, Sao Paulo and Brasilia.

Merchandising

        We sell a wide variety of office supplies and services, business machines and related products, computers and related products, and office furniture. While our buying and merchandising staff uses integrated computer systems to perform centrally the vast majority of our merchandise planning and product purchasing, some of our business units, particularly Quill, our Canadian operations and our multiple International businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from several hundred vendors worldwide, and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

        We have approximately 8,000 SKUs stocked in each of our typical North American retail stores and approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remains an important product category, and we continue to gain market share in this area by offering a wide assortment, an in-stock guarantee, and a strong pricing message which communicates the benefits of our loyalty program, cartridge recycling rebates, and multi-pack discounts. We also enhanced our offering with the addition of Dell brand ink and toner late in 2007. Our partnership with Dell is exclusive in the office superstore channel. We continue to partner with the best manufacturers in the office products industry to improve our offering and provide value to customers.

        Our product offering includes Staples, Quill, and other proprietary branded products, which together represented approximately 22% of our total sales in 2007. We offer more than 2,000 own brand products, delivering value to our customers with prices that are on average 10% to 15% lower than the national brand. These products also generate higher gross margins on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices with a full range of marketing initiatives including clear and impactful packaging, in-store displays, sampling and advertising. We have brought to market hundreds of new Staples brand products, many of which are innovative and exclusive to Staples. Stand-out examples of successful innovation include the MailMate shredder, designed to destroy junk mail and look at home on customers' kitchen counters; the "Better Binder", a uniquely durable binder which significantly improved sales in the binder category since its launch; and "M by Staples", a new collection of high quality, fashion-forward office accessories launched during 2007. Our long-term goal is to grow own brand products to 30% of total product sales. Our sourcing office in Shenzhen, China supports our own brand strategy by ensuring high quality and timely delivery, driving lower costs, and bringing new products to market more quickly.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. Over the past several years, we have upgraded the technology, signage, labor, training and quality processes in our copy and print centers across the chain. We continue to add new services, such as the capability to print signs and banners and "Business Cards in Minutes", a service that delivers professional quality business cards to customers while they wait. Investments in marketing and pricing drive greater customer awareness of our capabilities, increasing sales and average order size. Our copy and print business is highly profitable, and growth in this area contributes meaningfully to gross margin expansion. Following the success of our retail copy and print business, we began to leverage our sales force and delivery network to offer copy services to our Contract customers. We operate seven dedicated copy facilities to service the copy and print needs of corporate accounts, and we plan to open more Contract copy facilities going forward to meet the growing demand in this category.

        Another important service opportunity is in the technology services arena, a fragmented market largely served by local independents. We provide a full range of installation, upgrade, and repair services, as well as data protection, privacy, and security services through our "EasyTech" program. Currently, all of our stores are staffed with at least one Staples EasyTech associate, and we continue to invest in our technology services infrastructure to further develop our range of capabilities.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Office supplies and services	41.8%	40.7%	40.1%
Business machines and related products	30.5%	30.2%	30.3%
Computers and related products	20.5%	21.6%	21.9%
Office furniture	7.2%	7.5%	7.7%

	100.0%	100.0%	100.0%

Supply Chain

        We operate two distinct networks to service the majority of the replenishment and delivery requirements for North America: a network of 4 retail distribution centers in California, Connecticut, Indiana and Maryland to support our US retail operations, and a separate network of 32 delivery fulfillment centers to support our North American Delivery operations. Most products are shipped from our suppliers to the distribution and fulfillment centers for reshipment to our stores and delivery to our customers through our delivery hubs. Of our 32 North American Delivery fulfillment centers, 14 locations service more than one of our delivery businesses and 6 of the 14 locations support all three of our delivery businesses. We continue to invest in new facilities to support rapid growth and maintain excellent service in our North American Delivery business. We opened new fulfillment centers in Denver and Nova Scotia during 2007.

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

        Beginning in 2006, we increased our focus on improving our North American Delivery supply chain to support our rapid growth and ensure excellent customer service. We are implementing a series of projects as part of a multi-year program to reduce inventory while maintaining strong performance in our perfect order metric. Our goals are to drive inventory turn improvement; reduce the number of trips per order; leverage logistics expense; increase product margins by stocking more inventory in our own facilities and driving down shrink and damages in our network; drive greater efficiency and throughput in our fulfillment centers; and give our customers more control over how Staples services them.

        More recently, we have begun to address supply chain improvement opportunities in our European operations. In 2007, in the United Kingdom, we opened a state of the art distribution center, improving service levels, lowering costs by developing our central distribution capabilities, and replacing less efficient practices of vendors delivering directly to retail stores. We continue to evaluate opportunities for process improvement in our supply chain practices throughout our International operations.

Marketing

        We pursue a variety of marketing strategies to maintain high brand awareness, and attract and retain our target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print, and Internet advertising, as well as catalogs, e-mail marketing, loyalty programs, and sophisticated direct marketing capabilities. In addition, we market to larger companies through a combination of direct mail catalogs, customized catalogs, and a field sales force. We change our level of marketing spend, as well as the mix of media employed depending upon market, customer value, seasonal focus, competition, and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        Our marketing message focuses on the communication of our brand promise: we make buying office products easy. The look and feel of our advertising vehicles reflect our "Easy" brand promise, and we are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, product placement on national television programs, catalogs, web sites, circulars, direct marketing, and store uniforms.

        Our retail, catalog and Staples.com marketing efforts generally focus on small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery vehicles to send a consistent message to our core customers. We also target our back-to-school, holiday, and tax-time selling seasons, and drive greater awareness and trial of important growth initiatives such as copy and print services and Staples EasyTech. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors and to execute more effective direct marketing and customer loyalty programs to drive higher sales across all our channels. In 2007, we relaunched our Staples Rewards program to create a more compelling offer to customers. The enhanced program gives members 10% back in rewards on purchases of ink and toner, paper, and copy center services, which are the products and services our core customers buy most frequently.

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

        As of February 2, 2008, Staples employed 43,048 full-time and 32,540 part-time associates.

Corporate Values

        Staples is committed to responsible corporate citizenship, or what we refer to internally as Staples Soul. Staples Soul is a holistic approach to business that recognizes the close connection between our financial success and our desire to make a positive impact on our associates, communities, and the planet. We believe that by practicing sound ethics, sustaining the environment, embracing diversity, and giving back to the community, we will solidify our place as the world's best office products company.

        Ethics—Ethics at Staples is more than a set of policies on paper. It is part of our culture. Staples maintains ethical business practices by encouraging open and honest communication and giving associates practical tools to make sound decisions. We conduct ethics training around the world to help our associates understand that their actions have an impact on other associates, our customers, our suppliers, and our shareholders. Our training identifies ethical dilemmas that associates might face, and provides information on the many ways associates can get help and report concerns. In doing this, we ensure that Staples associates act in the best interest of the company and protect our brand reputation.

        Environment—Staples makes it easy for our customers, suppliers and associates to make a difference. We are committed to offering a broad selection of environmentally preferable products, providing easy recycling solutions for customers and associates, investing in renewable energy and energy conservation, and supporting environmental education efforts. These initiatives help preserve natural resources for future generations, while helping meet customer needs, create operational efficiencies, and spark new business opportunities.

        Diversity—Diversity at Staples goes beyond race and gender. We believe our workforce and our suppliers must reflect the face of our customers. Therefore, we strive to offer an inclusive business environment that offers diversity of people, thought, experience, and suppliers. Our diverse workforce and network of suppliers deepens our relationships with our customers, gives us the flexibility to react to the ever changing marketplace, and inspires us to think more creatively as a company.

        Community—Staples is committed to supporting charitable endeavors that make a difference in each and every community where we operate. Through Staples Foundation for Learning, national charitable partnerships, and in-kind donations, we support communities worldwide by providing resources to non-profit organizations that provide educational opportunities for all people, with a special emphasis on disadvantaged youth. Since 2002, Staples Foundation for Learning has been a national supporter of the Boys and Girls Clubs of America. In 2006, Staples partnered with its first global charity, Ashoka's Youth Venture program, which empowers young adults to act as positive agents for social change in their communities.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Kinko's, ink cartridge specialty stores, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

        We believe we are able to compete favorably against other high-volume office supply chains, mass merchants and other retailers, dealers and distributors because of several factors: our focus on the business customer and home office; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making it easy for customers to buy office products and services; a wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and fair prices.

Trademarks, Patents, Copyrights, and Domain Names

        We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button, "that was easy", Quill, the Quill feather logo and many other marks incorporating "Staples", which in the aggregate, we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

        We own and maintain a number of patents internationally on certain products, systems and designs. We also own copyrights for items such as packaging, promotional materials and in-store graphics. In addition, we have registered and maintain numerous Internet domain names, including many that incorporate "Staples".

Available Information

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

Corporate Express Proposal

        On February 19, 2008, we announced that we had made a proposal to Corporate Express NV ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe, Australia and New Zealand, to acquire all of the outstanding shares of its ordinary stock for cash consideration of 7.25 Euros per ordinary share, representing a total enterprise value of approximately 2.5 billion Euros (approximately $3.7 billion). Corporate Express, in a public statement issued the same day, rejected our proposal.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of February 29, 2008 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Kristin A. Campbell, age 46

  Ms. Campbell has served as Senior Vice President, General Counsel and Secretary since June 2007. Prior to that, she served as Senior Vice President and Deputy General Counsel since March 2002. She has held other roles within Staples since joining in December 1993.

Joseph G. Doody, age 55

  Mr. Doody has served as President-Staples North American Delivery since March 2002. Prior to that, he served as President-Staples Contract & Commercial from November 1998, when he first joined Staples, to March 2002.

Christine T. Komola, age 40

  Ms. Komola has served as Senior Vice President and Corporate Controller since July 2004. Prior to that, she served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in April 1997, including Assistant Controller, Vice President of Planning, Margin and Control, and Chief Financial Officer of Staples.com.

John J. Mahoney, age 56

  Mr. Mahoney has served as Vice Chairman and Chief Financial Officer since January 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997.

Michael A. Miles, age 46

  Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples in September 2003, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 45

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.

Ronald L. Sargent, age 52

  Mr. Sargent has served as Chairman since March 2005, as Chief Executive Officer since February 2002 and as a Director since 1999. Prior to that, he served in various capacities since joining Staples in March 1989, including President from November 1998 to January 2006, Chief Operating Officer from November 1998 to February 2002, President—North American Operations from October 1997 to November 1998, and President-Staples Contract & Commercial from June 1994 to October 1997.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Appendix B contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act"), including statements regarding:

  •
  projected financial performance, including future revenues and expenditures, operating income, comparable store sales, earnings and earnings per share, inventory turns, operating margin and own brand product sales;

  •
  expected future cash needs and credit profile;

  •
  payment of cash dividends and share repurchases;

  •
  the projected number, timing and cost of new store openings;

  •
  entry into new geographic markets;

  •
  estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

  •
  sales and marketing plans;

  •
  the potential growth and levels of profitability of our international operations;

  •
  our assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

  •
  assessment of market risks relating to interest rates and currency rate fluctuations;

  •
  projected improvements to our infrastructure and impact of such improvements on our business and operations;

  •
  assessment of competitors and potential competitors;

  •
  potential mergers, acquisitions or joint ventures, including our proposal to acquire all of the ordinary shares of Corporate Express NV; and

  •
  assessment of the impact of recent tax legislation and accounting pronouncements, including SFAS Nos. 141(R), 157, 159 and 160 and FIN 48.

        In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates," and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors." Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

        Our market is highly competitive and we may not continue to compete successfully.

        The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Kinko's, ink cartridge specialty stores, and other discount retailers. Our retail stores and delivery operations also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers, and direct manufacturers.

        We strive to differentiate ourselves from our competitors in part by executing our brand promise; we make buying office products easy. This involves, among other things, offering our customers a broad selection of products, convenient store locations, and reliable and fast order delivery. Many of our competitors, however, have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products. Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products. If we fail to execute on our brand promise or are otherwise unable to differentiate ourselves from our competitors, we may be unable to attract and retain customers.

  Economic conditions may cause a decline in business and consumer spending.

        Our operating results are impacted by the health of the North American, European, Asian and South American economies. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy costs, rising interest rates, financial market volatility, recession, and acts of terrorism.

        We may be unable to continue to open new stores and enter new markets successfully.

        An important part of our business plan is to increase our number of stores and enter new geographic markets. We currently plan to open approximately 115 new stores in North America, Europe and Asia during the 2008 fiscal year. For our growth strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases on acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.

        Our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. These new stores may draw customers away from existing stores in nearby areas causing customer traffic and comparable store sales performance to decline at those existing stores. Our expansion strategy also includes opening stores in new markets where customers may not be familiar with our brand, we may not be familiar with local customer preferences or our competitors may have a large, established market presence. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores and may reduce our overall profitability.

  Our growth may strain our operations.

        Our business has grown dramatically over the past several years. While we cannot provide any assurances about our future sales or earnings, we anticipate that our business will continue to grow organically and through strategic acquisitions. Accordingly, sales of our products and services, the number of stores that we operate, the number of countries in which we conduct business and the number of associates have grown, and we expect they will continue to grow. This growth places significant demands on management and operational systems. If we cannot effectively expand and support our operational and financial systems, increase and manage our associate base, and share critical information and best practices across different business groups and geographies, this growth is likely to result in operational inefficiencies and ineffective management of the business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

  We may be unable to attract and retain qualified associates.

        Our retail and delivery customers value courteous and knowledgeable associates, and an important part of our "Easy" brand strategy is providing our customers with a positive customer service experience. Accordingly, our performance is dependent on attracting and retaining a large and growing number of qualified associates. We face intense competition for qualified associates. We face even tighter labor markets as we expand into emerging markets such as India and China. Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs generally while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In addition, as our workforce expands, we are subject to greater scrutiny by private litigants regarding compliance with local and national labor regulations, which in turn increases our labor costs. If we are unable to attract and retain a sufficient number of qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

  Our quarterly operating results are subject to significant fluctuation.

        Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Factors that could cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first half of the year than in the second half of the year, which includes the back-to-school and holiday seasons; severe weather; and the other risk factors described in this section. Most of our operating expenses, such as rent expense and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

        Our expanding international operations expose us to the unique risks inherent in foreign operations.

        We currently operate in 21 different countries outside the United States and may enter new international markets. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Ensuring such compliance may require that we implement new operational systems and financial controls that may be expensive and divert management's time from implementing our growth strategies. In addition, cultural differences and differences in the business climate in our international markets may cause customers to be less receptive to our business model than we expect. Other factors that may also have an adverse impact on our international operations include increased local competition, foreign currency fluctuations, unfavorable foreign trade policies and unstable political and economic conditions.

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

        The products we sell are sourced from a wide variety of third-party vendors. We cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner and technology products. Disruptions in the availability of raw materials used in the production of these products may adversely affect our sales and result in customer dissatisfaction. In addition, global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, merchandise quality issues, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could adversely affect our business and financial performance.

        Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property and product liability claims.

        Our product offering includes Staples, Quill and other proprietary branded products, which together represented approximately 22% of our total sales in fiscal 2007. Our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through Staples and increase their product offerings through our competitors. An increase in our proprietary branded product offerings also may increase the risk that third parties will assert infringement claims against us with respect to such products. In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

        Our debt level and operating lease commitments may impact our ability to obtain future financing and continue our growth strategy.

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

  Our effective tax rate may fluctuate.

        We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

  Our information security may be compromised.

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Staples associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

        Various legal proceedings may adversely affect our business and financial performance.

        We are involved in various legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. Some of these legal proceedings are discussed in greater detail under the caption "Legal Proceedings" and in Note F in the Notes to the Consolidated Financial Statements contained in this report. The resolution of these legal proceedings could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these proceedings may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings that could adversely affect our business and financial performance.

        We may not consummate our proposed acquisition of Corporate Express or realize any benefits if we do complete the acquisition.

        On February 19, 2008, we announced that we had made a proposal to Corporate Express NV, a Dutch office products distributor with operations in North America, Europe, Australia and New Zealand to acquire all of the outstanding shares of its ordinary stock for cash consideration of 7.25 Euros per ordinary share, representing a total enterprise value of approximately 2.5 billion Euros (approximately $3.7 billion). Corporate Express, in a public statement issued the same day, rejected our proposal. We cannot provide any assurances that the proposed acquisition will be consummated. If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed acquisition of Corporate Express, we may not realize any of the anticipated benefits of the acquisition, and we may encounter difficulties in the integration of the operations of Corporate Express.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        As of February 2, 2008, we operated a total of 2,038 superstores in 47 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, 11 regions in the United Kingdom, 9 regions in Germany and in The Netherlands, Portugal, Belgium and China. As of that same date, we also operated 63 distribution and fulfillment centers in 21 states in the United States, 5 provinces in Canada, 2 regions in the United Kingdom, 2 regions in France, and in Austria, Belgium, Denmark, Germany, Italy, Portugal, the Netherlands, Spain, Sweden, China, Argentina and Brazil. The following table sets forth the locations of our facilities as of February 2, 2008.

RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores
United States
Alabama	12
Arizona	36
Arkansas	7
California	195
Colorado	18
Connecticut	39
Delaware	7
District of Columbia	2
Florida	78
Georgia	38
Idaho	9
Illinois	53
Indiana	31
Iowa	14
Kansas	3
Kentucky	15
Maine	13
Maryland	44
Massachusetts	72
Michigan	43
Minnesota	2
Mississippi	2
Missouri	9
Montana	8
Nebraska	3
Nevada	1
New Hampshire	23
New Jersey	83
New Mexico	10
New York	131
North Carolina	51
North Dakota	2
Ohio	58
Oklahoma	17
Oregon	19
Pennsylvania	93
Rhode Island	11
South Carolina	18
South Dakota	1
Tennessee	20
Texas	39
Utah	13
Vermont	7
Virginia	41
Washington	29
West Virginia	5
Wisconsin	11
Wyoming	4

1,440
Canada
Alberta	33
British Columbia	41
Manitoba	9
New Brunswick	9
Newfoundland	3
Nova Scotia	12
Northwest Territories	1
Ontario	111
Prince Edward Island	2
Quebec	67
Saskatchewan	9
Yukon	1

298
United Kingdom
Anglia	11
Borders	1
Central	30
Granada	16
HTV	9
London	29
Meridien	11
Tyne-Tees	5
West Country	5
Yorkshire	12
Scotland	5

134
Germany
Baden-Wurttemberg	2
Bayern	5
Bremen	3
Hamburg	10
Hessen	5
Niedersachsen	9
Nordrhein-Westfalen	20
Rheinland-Pfalz	1
Schleswig-Holstein	3

58
The Netherlands	47
Portugal	25
Belgium	4
China	32

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers
United States
California	4
Colorado	1
Connecticut	2
Florida	1
Georgia	2
Illinois	1
Indiana	1
Iowa	1
Kansas	1
Maryland	1
Massachusetts	2
Minnesota	1
New Jersey	1
New York	2
North Carolina	1
Ohio	1
Oregon	1
Pennsylvania	2
South Carolina	1
Texas	2
Wisconsin	1

30
Canada
Alberta	1
British Columbia	1
Nova Scotia	1
Ontario	2
Quebec	1

6
United Kingdom
Northamptonshire	1
Watling Park	1

2
France
Ile de France	2
Nord—Pas de Calais	1

3
Austria	1
Belgium	1
Denmark	1
Germany	2
Italy	1
Portugal	1
The Netherlands	1
Spain	1
Sweden	1
China	8
Argentina	1
Brazil	3

        Most of the existing facilities are leased by us with initial lease terms expiring on dates between 2008 and 2027. In most instances, we have renewal options at increased rents. Leases for 187 of the existing stores provide for contingent rent based upon sales.

        Our Framingham, Massachusetts corporate office is owned by us and consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        From time to time, we may be subject to routine litigation incidental to our business.

        We settled various class action lawsuits brought against us for alleged violations of what is known as California's "wage and hour" law. The first of these lawsuits was filed on October 21, 1999. These cases were subsequently consolidated as the "Staples Overtime Cases," Superior Court for the State of California, County of Orange, Civil Complex Center (Judicial Council Coordination Proceeding No. 4235, Lead Case No. 816121). The plaintiffs in the Staples Overtime Cases alleged that we improperly classified store general managers and store assistant managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. The plaintiffs sought to require us to pay overtime wages to the putative class since October 21, 1995. The general manager and assistant manager classes were certified by the court in November 2005. Staples and the general manager class in the Staples Overtime Cases settled in December 2006 for $3.9 million. The remaining class action lawsuit concerning assistant managers continued. In September 2007, in the United States District for the Central District of California, Frigo v. Staples, Inc., another class and collective action lawsuit was filed, purportedly on behalf of all assistant managers in Staples' California stores, including those individuals who started working for Staples after the previous class action notice was sent to the then current and former assistant managers seeking payment of overtime wages. Subject to court approval, Staples settled with the assistant store manager class in both Frigo and the Staples Overtime Cases on November 19, 2007 for $38.0 million, with the settlements covering a span of twelve years of potential damages, including interest and class counsel's attorneys' fees, for a class of more than 1,700 current and former associates. We anticipate obtaining final court approval of the settlement in April 2008. Staples has not admitted any wrongdoing with respect to either class of associates in these actions.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NASDAQ

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "SPLS". The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the NASDAQ Global Select Market, as reported by NASDAQ.

	High	Low
Fiscal Year Ended February 2, 2008
First Quarter	$27.66	$24.41
Second Quarter	26.00	22.81
Third Quarter	24.28	21.04
Fourth Quarter	24.85	19.69
Fiscal Year Ended February 3, 2007
First Quarter	$26.79	$22.31
Second Quarter	27.71	21.57
Third Quarter	27.04	21.08
Fourth Quarter	28.00	24.94

Cash Dividend

        While we will continue to retain earnings for use in the operation and expansion of our business, in 2004 we decided to return cash to our stockholders by initiating a cash dividend. During our two most recent fiscal years, we paid an annual cash dividend of $0.22 per share of our outstanding common stock on April 20, 2006 and an annual cash dividend of $0.29 per share on April 19, 2007. On March 4, 2008, we announced that we would pay a cash dividend of $0.33 per share on April 17, 2008 to shareholders of record on March 28, 2008. Our payment of dividends is permitted under our revolving credit agreement, which only restricts the payment of dividends in the event we are in default under the agreement or such payout would cause a default under the agreement. While it is our current intention to pay cash dividends in years following 2008, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2003 through 2007 fiscal years, assuming the investment of $100.00 on February 1, 2003 with dividends being reinvested.

TOTAL RETURN TO STOCKHOLDERS

	1-Feb-03	31-Jan-04	29-Jan-05	28-Jan-06	3-Feb-07	2-Feb-08
Staples, Inc	$100.00	$154.98	$188.55	$209.70	$236.64	$216.50
S&P 500 Index	$100.00	$134.57	$142.96	$157.79	$180.70	$176.52
S&P Retail Index	$100.00	$148.05	$170.19	$186.12	$212.02	$177.21

Issuer Purchases of Equity Securities

        The following table provides information about our purchases during the fourth quarter of fiscal 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
November 4, 2007—December 1, 2007	2,053,700	$21.32	2,053,700	$1,211,597,000
December 2, 2007—January 5, 2008	2,646,982	$23.11	2,632,750	$1,150,766,000
January 6, 2008—February 2, 2008	3,579,048	$21.80	3,577,400	$1,072,773,000

Total Fourth Quarter of Fiscal 2007	8,279,730	$22.10	8,263,850	$1,072,773,000

(1)
Includes a total of 15,880 shares of our common stock withheld during the fourth quarter of our 2007 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)
Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)
On June 14, 2007, we announced that our Board of Directors approved the repurchase of up to $1.5 billion of common stock. Our existing October 2005 share repurchase program was terminated and replaced by our June 2007 share repurchase program, effective as of the stock market opening on July 9, 2007. The June 2007 share repurchase program has no expiration date.

Other Information

        For information regarding securities authorized for issuance under our equity compensation plans, please see Note H in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

        At February 29, 2008, the number of holders of record of our common stock was 6,765.

Item 6. Selected Financial Data

        The information required by this Item is attached as Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is attached as part of Appendix B.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is attached as part of Appendix B under the caption "Quantitative and Qualitative Disclosures about Market Risks".

Item 8. Financial Statements and Supplementary Data

        The information required by this Item is attached as Appendix C.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of February 2, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of February 2, 2008, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

2.     Internal Control over Financial Reporting

  (a)   Management's Annual Report on Internal Control Over Financial Reporting

    The management of Staples is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

    Staples' management assessed the effectiveness of the Company's internal controls over financial reporting as of February 2, 2008. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of February 2, 2008, the Company's internal control over financial reporting is effective based on those criteria.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

          Board of Directors and Shareholders of Staples, Inc.

            We have audited Staples, Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the asssessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

            In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2008 of Staples, Inc. and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

    Boston, Massachusetts
    March 3, 2008

  (c)   Changes in Internal Control Over Financial Reporting

    No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2008 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors, Executive Officers and Corporate Governance

        Certain information required by this Item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings "Proposal 1—Election of Directors", "Shareholder Proposals" and "Corporate Governance" in our Proxy Statement, which sections are incorporated herein by reference.

        The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which section is incorporated herein by reference.

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and associates, can be found on our web site, which is located at www.staples.com, and is also an exhibit to this report. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

Item 11. Executive Compensation

        The information required by this Item will appear under the headings "Director Compensation" and "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement, which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will appear under the headings "Beneficial Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" in our Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will appear under the headings "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by this Item will appear under the heading "Independent Registered Public Accounting Firm's Fees" in our Proxy Statement, which section is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

  (a)
  Index to Consolidated Financial Statements.

1.
Financial Statements.    The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—February 2, 2008 and February 3, 2007.

•
Consolidated Statements of Income—Fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006.

•
Consolidated Statements of Stockholders' Equity—Fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006.

•
Consolidated Statements of Cash Flows—Fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006.

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules.

•
Schedule II–Valuation and Qualifying Accounts

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2008.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RONALD L. SARGENT Ronald L. Sargent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2008
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 2, 2008
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	February 29, 2008
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	February 29, 2008
/s/ JUSTIN KING Justin King	Director	March 1, 2008
/s/ CAROL MEYROWITZ Carol Meyrowitz	Director	February 29, 2008
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	February 29, 2008
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director	March 1, 2008
/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	March 3, 2008

/s/ MARTIN TRUST Martin Trust	Director	March 2, 2008
/s/ VIJAY VISHWANATH Vijay Vishwanath	Director	February 29, 2008
/s/ PAUL F. WALSH Paul F. Walsh	Director	March 2, 2008
/s/ JOHN J. MAHONEY John J. Mahoney	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 3, 2008
/s/ CHRISTINE T. KOMOLA Christine T. Komola	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2008

APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 2, 2008(2) (52 weeks)	February 3, 2007(3) (53 weeks)	January 28, 2006 (52 weeks)	January 29, 2005 (52 weeks)	January 31, 2004(4)(5) (52 weeks)
Statement of Income Data:
Sales	$19,372,682	$18,160,789	$16,078,852	$14,448,378	$12,967,022
Gross profit	5,550,671	5,194,001	4,582,618	4,102,322	3,496,036
Net income	995,670	973,677	784,117	664,575	450,211
Basic earnings per common share(1):	1.41	1.35	1.07	0.90	0.62
Diluted earnings per common share(1):	1.38	1.32	1.04	0.87	0.61
Dividends(1)	$0.29	$0.22	$0.17	$0.13	$—
Statistical Data:
Stores open at end of period	2,038	1,884	1,780	1,680	1,559
Balance Sheet Data:
Working capital	$1,945,484	$1,642,980	$1,664,637	$1,584,751	$1,355,670
Total assets	9,036,344	8,397,265	7,732,720	7,127,150	6,564,972
Total long-term debt, less current portion	342,169	316,465	527,606	557,927	567,433
Stockholders' equity	$5,718,007	$5,021,665	$4,481,601	$4,174,424	$3,730,655

(1)
All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

(2)
Results of operations for this period reflect a $38.0 million ($24.3 million net of taxes) charge related to the settlement of California wage and hour class action litigation.

(3)
Results of operations for this period reflect a $33.3 million reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and a $10.8 million charge ($8.6 million net of taxes), to correct the measurement dates used to calculate prior years' stock-based compensation.

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

(5)
Results of operations for this period reflect a $98.0 million ($61.7 million net of taxes) non-cash adjustment for the inclusion of cooperative advertising and other performance based rebates in inventory as required by EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor".

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

A-1

APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

        Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2007 consisted of the 52 weeks ended February 2, 2008, fiscal year 2006 consisted of the 53 weeks ended February 3, 2007 and fiscal year 2005 consisted of the 52 weeks ended January 28, 2006. In order to enhance comparability between fiscal 2006 and other fiscal years presented in this discussion, certain operational measures for fiscal 2006 are accompanied by a presentation of such measure after removing the estimated effect of the 53rd week in fiscal 2006. Management also uses such adjusted operational measures to evaluate our core operating results against plan, to compare our performance to that of our competitors, and to provide earnings guidance to the investing community. Our comparable store sales include stores open for more than one year and exclude sales related to the 53rd week in 2006.

Overview

        Fiscal 2007 was a year of continued growth for us. We exceeded $19.3 billion in sales, with sales growth of 6.7% compared to the 53 week year in 2006. Our overall results for 2007 were solid, as we continued to execute our business strategy and make significant investments to improve our business during a time of slower economic growth. Major contributors to our 2007 results are summarized below and reviewed further in the Consolidated Performance and Outlook and Segment Performance discussions.

  •
  Our total segment income increased 7.6% over 2006 results.

  •
  North American Delivery drove strong sales growth across all of its businesses and achieved excellent customer service, growing sales 11.9% and increasing its business unit income rate to 10.8%.

  •
  International Operations continued to grow sales and drive profit improvement, raising its business unit income rate to 3.6%.

  •
  North American Retail's business unit income rate of 9.5% remained strong in a tough environment and reflects a slight decrease from 9.7% in 2006 which included the added leverage of the 53rd week.

  •
  We opened 120 new stores in North America and 7 new stores in Europe, and added 32 new stores in China. We also entered India, opening our first store under a joint venture agreement with Future Group. We now operate 2,038 stores worldwide.

  •
  Operating cash flow increased to $1.4 billion.

Results of Operations

        We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance. Our discussion includes our results presented on the basis required by accounting principles generally accepted in the United States of America ("GAAP").

  Consolidated Performance and Outlook:

        Net income for 2007 was $995.7 million or $1.38 per diluted share compared to $973.7 million or $1.32 per diluted share for 2006 and $784.1 million or $1.04 per diluted share for 2005. Earnings per diluted share increased 5% for 2007 and 27% for 2006. Our results for 2007 include a $24.3 million charge, net of taxes ($0.04 per diluted share) related to the settlement of California wage and hour class action litigation (see Note F in the Notes to the Consolidated Financial Statements). Our results for 2006 include a $33.3 million ($0.05 per diluted share) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters, and an $8.6 million charge, net of taxes ($0.01 per diluted share) to correct the measurement dates used to calculate prior years' stock-based compensation (see Note H in the Notes to the Consolidated Financial Statements). In addition, our results for 2006 include the impact of the 53rd week on net earnings of approximately $0.04 per diluted share.

        We achieved the results for 2007 by continuing to execute our strategy of driving profitable sales growth, improving profit margins, and increasing asset productivity. This includes delivering on our "Easy" brand promise to make buying

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, focus on higher margin Staples brand products, strong results in our copy and print center business, the continued success of our customer acquisition efforts, and expense control drove our results in 2007.

        We strive to maintain a balance between investing for our long-term growth, and delivering strong current earnings growth. We continue to expand our market share by growing our existing businesses, developing new growth ideas, and strengthening our global presence. Initiatives to grow our existing businesses include: focusing on our copy and print centers and our delivery businesses; broadening our product and service offerings; and entering new geographic markets. New growth ideas include experimenting with new store formats such as stand-alone copy and print shops, and developing innovative products. To strengthen our global presence, we are investing in our existing businesses in Europe and making targeted investments in high potential markets in Asia and South America, which we expect to become meaningful contributors to our long-term growth.

        Assuming a return to a healthy economic environment, our long term expectations are to grow sales 10 - 15% and to grow earnings per share 15 - 20%. Amid the current weak economic climate in North America and anticipation that the European economy may soften further, we are more cautious about our sales and earnings prospects for 2008. While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives and customer service programs to ensure our long term success. As of the date of this filing, we anticipate sales in fiscal 2008 to grow in the mid single digits, and we expect earnings per share to grow in the low double digits compared to GAAP earnings per share in 2007, which include the impact of the California wage and hour class action litigation settlement. Our guidance for future periods excludes any potential impact relating to our previously announced proposal to acquire all the outstanding ordinary shares of Corporate Express. As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to update publicly any of the forward-looking statements in this paragraph.

        Sales:    Sales increased 6.7% in fiscal 2007 and 12.9% in fiscal 2006. Sales for 2006 include $369.8 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 8.9% in 2007 and 10.6% in 2006. Comparable sales for our North American Retail locations decreased 3% in 2007 and increased 3% in 2006 and comparable sales for our International retail locations increased 2% in 2007 and 3% in 2006. We had a net addition of 154 stores in 2007, a net addition of 104 stores in 2006, and a net addition of 100 stores in 2005. North American Delivery sales increased 11.9% in fiscal 2007 and 19.0% in 2006. North American Delivery's sales for 2006 include $129.6 million related to the additional week in 2006. Excluding the additional week, sales increased 14.4% in 2007 and 16.3% in 2006. Total International sales increased 16.1% in fiscal 2007 and 12.6% in 2006.

        Our sales growth in both 2007 and 2006 primarily reflects increases in sales of core office supplies, ink and toner, paper, computers, and our copy and print center business, our continued focus on customer service, and the continued success of our customer acquisition and retention efforts in our North American Delivery business. The increase in total sales also reflects the positive impact of foreign currency rates of $404 million in 2007 and $185 million in 2006.

        Gross Profit:    Gross profit as a percentage of sales was 28.7% for fiscal 2007, 28.6% for fiscal 2006 and 28.5% for fiscal 2005. The increase in the gross profit rate for 2007 from 2006 is primarily due to an improvement in product margin rate in our North American Retail and International segments along with improvements in North American Delivery supply chain, partially offset by deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail. The increase in the gross profit rate for 2006 from 2005 reflects increased sales in higher margin categories including office supplies, copy and print services and Staples brand products as well as supply chain efficiencies. Our positive 2006 results were partially offset by the costs associated with the opening of our new fulfillment centers.

        Operating and Selling Expenses:    Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 16.2% of sales for fiscal 2007 and fiscal 2006, and 16.5% of sales for fiscal 2005. Operating expenses as a percentage of sales were flat for 2007, primarily reflecting our continued focus on process improvement and expense control, and lower variable compensation, offset by deleverage in fixed expenses on decreasing comparable store sales in North American Retail and the added leverage of the 53rd week in fiscal 2006. The decrease in operating expenses as a percentage of sales for 2006 primarily reflects focus on process improvement and expense control, and

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

leveraging of fixed expenses on higher sales including the added leverage of the 53rd week of sales, partially offset by investments in marketing and customer service.

        General and Administrative:    General and administrative expenses as a percentage of sales were 4.4% for fiscal 2007, 4.2% for fiscal 2006 and 4.3% for fiscal 2005. The increase for 2007 reflects the $38.0 million charge related to the settlement of the California wage and hour class action litigation, the impact of increased depreciation relating to prior years' investments in information systems, and the added leverage of the 53rd week in fiscal 2006, partially offset by our continued focus on process improvement and expense control, and lower variable compensation. The decrease for 2006 primarily reflects strong expense control and leveraging of fixed expenses on higher sales, including the added leverage of the 53rd week of sales, partially offset by an increase in stock-based compensation.

        Amortization of Intangibles:    Amortization of intangibles was $15.7 million in fiscal 2007, $14.4 million in fiscal 2006 and $13.0 million in fiscal 2005, reflecting the amortization of certain trade names, customer-related intangible assets and non-competition agreements associated with acquisitions.

        Interest income:    Interest income decreased to $46.7 million in fiscal 2007 from $58.8 million in fiscal 2006 and $59.9 million in fiscal 2005. The decrease in interest income for 2007 and 2006 is due to the reduction in our average cash and short-term investment portfolio balance, partially offset by an increase in interest rates.

        Interest expense:    Interest expense decreased to $38.3 million in fiscal 2007 from $47.8 million in fiscal 2006 and $56.8 million in fiscal 2005. The decrease in interest expense for 2007 is primarily due to the repayment of our $200.0 million 7.125% senior notes in August 2007, partially offset by higher interest rates. The decrease in interest expense for 2006 is primarily due to a reduction in average borrowings for our International Operations segment in 2006 compared to 2005, partially offset by higher interest rates. We use swap agreements to convert our fixed rate debt obligations into variable rate obligations. As a result of rising interest rates, these interest rate swap agreements had a negative impact on interest expense in 2007 and 2006. Excluding the impact of our interest rate swap agreements, interest expense would have been $ 36.0 million for 2007, $47.2 million for 2006 and $63.7 million for 2005.

        Miscellaneous expense:    Miscellaneous expense was $2.2 million for fiscal 2007, $2.8 million for fiscal 2006 and $1.9 million for fiscal 2005. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

        Income Taxes:    Our effective tax rate was 36.0% for fiscal 2007, 33.8% for fiscal 2006 and 36.5% for fiscal 2005. Our effective tax rate for 2006 reflects an adjustment for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters, which were recorded as discrete items in the third quarter of that year. Our effective tax rate for 2006 applicable to results from continuing operations, excluding the impact of discrete items, was 36.0%.

  Segment Performance:

        Our business is comprised of three segments: North American Retail, North American Delivery and International Operations. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and Contract. The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, Asia and South America. Additional geographic information about our sales is provided in Note K in the Notes to the Consolidated Financial Statements.

        The following tables provide a summary of our sales and business unit income by reportable segment, and store activity for the last three fiscal years. Business unit income excludes stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles and non-recurring items (see reconciliation of total

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

segment income to consolidated income before income taxes and minority interest in Note K in the Notes to the Consolidated Financial Statements):

	(Amounts in thousands)
Sales				2007 Increase From Prior Year	2006 Increase From Prior Year
	2007	2006	2005
North American Retail	$10,020,941	$9,893,107	$9,015,851	1.3%	9.7%
North American Delivery	6,614,202	5,908,872	4,967,323	11.9%	19.0%
International Operations	2,737,539	2,358,810	2,095,678	16.1%	12.6%

Total Segment Sales	$19,372,682	$18,160,789	$16,078,852	6.7%	12.9%

	(Amounts in thousands)
Business Unit Income				2007 % of Sales	2006 % of Sales	2005 % of Sales
	2007	2006	2005
North American Retail	$949,038	$957,386	$842,995	9.5%	9.7%	9.4%
North American Delivery	712,558	623,908	507,276	10.8%	10.6%	10.2%
International Operations	97,996	50,511	13,616	3.6%	2.1%	0.6%

Business Unit Income	$1,759,592	$1,631,805	$1,363,887	9.1%	9.0%	8.5%
Stock-based compensation	(173,343)	(157,907)	(129,806)	0.9%	0.9%	0.8%

Total Segment Income	$1,586,249	$1,473,898	$1,234,081	8.2%	8.1%	7.7%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Net Stores Acquired	Stores Closed	Stores Open at End of Period
2005	North American Retail	1,426	99	—	3	1,522
2005	International Operations	254	8	—	4	258

2005	Total	1,680	107	—	7	1,780

2006	North American Retail	1,522	99	—	1	1,620
2006	International Operations	258	6	—	—	264

2006	Total	1,780	105	—	1	1,884

2007	North American Retail	1,620	120	—	2	1,738
2007	International Operations	264	27	12	3	300

2007	Total	1,884	147	12	5	2,038

        North American Retail:    Sales increased 1.3% in fiscal 2007 and 9.7% in fiscal 2006. Sales for 2006 include $209.1 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 3.5% in 2007 and 7.4% in 2006. Comparable store sales in North America decreased 3% in 2007 and increased 3% in 2006. Our sales growth in fiscal 2007 primarily reflects non-comparable store sales, partially offset by the decrease in comparable store sales. Our sales growth for fiscal 2006 primarily reflects non-comparable store sales as well as the increase in comparable store sales. The increase in sales also includes the positive impact of the Canadian exchange rate to the U.S. dollar of $161 million in 2007 and $111 million in 2006. Our comparable sales decrease in 2007 reflects negative performance in business machines, furniture and core office supplies, partially offset by positive performance in computers and our copy and print center business. Our comparable sales growth in 2006 reflects positive performance in office supplies, computers, our copy and print business, ink and toner, and computer peripherals.

        Business unit income as a percentage of sales decreased to 9.5% in 2007 from 9.7% in 2006 and 9.4% in 2005. The decrease in business unit income for 2007 primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales as well as the additional leverage of the 53rd week in 2006, partially offset by decreased variable compensation, an increase in product margin rate, including increased sales in higher margin categories such as Staples brand products and copy and print services, as well as our focus on expense control. The increase in business unit income

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

for 2006 primarily reflects increased sales in higher margin categories, including copy and print services, office supplies and Staples brand products, as well as supply chain initiatives, expense management and leveraging of fixed expenses on higher sales including the added leverage from the 53rd week of sales. Our 2006 results were partially offset by planned investments in marketing. We also benefited from the positive impact of foreign exchange rates in both 2007 and 2006. We expect to continue to drive improvements in North American Retail through delivering on our "Easy" brand promise, focusing on our Staples brand products, expanding our copy and print center business, entering new geographic markets, and continuing to develop innovative products.

        North American Delivery:    Sales increased 11.9% in fiscal 2007 and 19.0% in fiscal 2006. Sales for 2006 include $ 129.6 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 14.4% in 2007 and 16.3% in 2006. The sales growth in 2007 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers, non-comparable sales from our recent acquisitions and more effective marketing spend. The sales growth in 2006 reflects the continued success of our customer acquisition and retention efforts, increased penetration of existing customers, and more effective marketing spend.

        Business unit income as a percentage of sales increased to 10.8% in 2007 from 10.6% in 2006 and 10.2% in 2005. The increase in 2007 primarily reflects improvement in our supply chain and more efficient and effective marketing spend to acquire and retain customers, partially offset by our investments in growth initiatives. The increase in 2006 primarily reflects more efficient and effective marketing spend, our continued focus on higher margin Staples brand products, and our supply chain efforts focused on improving our perfect order metric and decreasing the number of trips per order. During 2008, we plan to focus on growing sales in all of our delivery businesses through our customer acquisition, product penetration, and customer retention initiatives. We plan to focus on continuing to drive profit improvements through our supply chain programs, service improvements and our own brand initiatives.

        International Operations:    Sales increased 16.1% in fiscal 2007 and 12.6% in fiscal 2006. Sales for 2006 include $31.1 million related to the additional week in 2006. Excluding the additional week in fiscal 2006, sales increased 17.6% in 2007 and 11.1% in 2006. Comparable store sales in Europe increased 2% in 2007 and 3% in 2006. The sales growth in 2007 reflects the positive impact of foreign exchange rates to the U.S. dollar of $222 million, growth in local currency in our International delivery businesses, the increase in comparable store sales as well as non-comparable store sales for stores opened in 2007. The sales growth in 2006 reflects growth in local currency in our International delivery businesses, the positive impact of foreign exchange rates to the U.S. dollar of $61 million, the increase in comparable store sales as well as non-comparable store sales for stores opened in 2006.

        Business unit income increased $47.5 million in fiscal 2007 and increased $36.9 million in fiscal 2006. The increase in 2007 primarily reflects sales growth and improvement in product margin rates due to mix, better buying and own brand penetration in our European retail business, along with our continued focus on expense control. The improvement for 2006 reflects 2005 costs associated with the integration of the Office World stores and the integration of our two delivery businesses in the United Kingdom, which reduced business unit income for 2005, as well as improved sales and focus on expense management across our international businesses. We believe that we have a significant opportunity to grow our International business by expanding our multi-channel offering in our existing European businesses, and growing our businesses in high potential markets in Asia and South America.

        Stock-Based Compensation:    Stock-based compensation, excluding the charge recorded in fiscal 2006 for the correction of measurement dates used to calculate prior years' stock-based compensation (see Note H in the Notes to the Consolidated Financial Statements), increased to $173.3 million in fiscal 2007 from $157.9 million in fiscal 2006 and $129.8 million in fiscal 2005. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, performance share awards, as well as the company match in the employee 401(k) savings plan. The increase in this expense for 2007 and 2006 is primarily related to changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

        Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A in the Notes to the Consolidated Financial

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Statements). We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of February 1, 2009. We are currently evaluating the impact SFAS No. 141(R) will have on our financial position, results of operations or cash flows.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

        Cash provided by operations increased to $1.36 billion in fiscal 2007, from $1.15 billion in fiscal 2006 and $1.20 billion in fiscal 2005. The increase in operating cash flow from 2006 to 2007 is primarily due to an increase in net income and non-cash expenses, including depreciation and amortization. The decrease in cash flow from operations from 2005 to 2006 is primarily due to an increase in working capital partially offset by an increase in net income.

        Cash used in investing activities was $217.7 million in fiscal 2007, $424.9 million in fiscal 2006 and $634.1 million in fiscal 2005. The change in cash used in investing activities for 2007 and 2006 is primarily due to fluctuations in our short-term investment portfolio. While maintaining our overall investment guidelines, we shift between cash and cash equivalents, including commercial paper and money markets investments, and short-term investments, including auction rate preferred investments, municipal bonds and Treasury securities as the risk, rates of return and attractiveness of these asset classes change. As of February 2, 2008, our short-term investment portfolio consisted exclusively of treasury securities.

        Cash used in financing activities was $966.2 million in fiscal 2007, $696.6 million in fiscal 2006 and $584.0 million in fiscal 2005. In August 2007, we repaid the outstanding principal and interest due on our $200 million 7.125% senior notes, pursuant to the terms of the original debt agreement. In connection with our annual cash dividend, we paid shareholders $207.6 million in 2007, $160.9 million in 2006, and $123.4 million in 2005. To repurchase shares of our common stock under our share repurchase program, we paid $750.0 million in 2007, $749.9 million in 2006, and $649.6 million in 2005.

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

        We had $2.1 billion in total cash, short-term investments and funds available through credit agreements at February 2, 2008, which consisted of $792.4 million of available credit, $1.25 billion of cash and cash equivalents and $27.0 million of short-term investments. During fiscal 2007, we also issued letters of credit in the ordinary course of business to satisfy certain vendor contracts. At February 2, 2008, we had $71.6 million of open letters of credit, thus

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

reducing the available credit under our revolving credit facility from $750.0 million to $678.4 million. We finance the majority of our stores and certain equipment with operating leases.

        As of February 2, 2008, the balances available under credit agreements, debt outstanding and principal payments due on our outstanding debt, operating lease obligations and purchase obligations are presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Revolving Credit Facility effective through October 2011	$678,436	$—	$—	$—	$—	$—
Notes due October 2012	—	325,000	—	—	325,000	—
Lines of credit	113,991	—	—	—	—	—
Capital leases and other notes payable	—	31,670	23,806	6,624	860	380

Total Debt Obligations	$792,427	$356,670	$23,806	$6,624	$325,860	$380
Operating leases	$—	$6,225,299	$756,963	$1,446,995	$1,233,938	$2,787,403
Purchase obligations(2)	$—	$702,421	$308,512	$239,418	$96,047	$58,444

Total	$792,427	$7,284,390	$1,089,281	$1,693,037	$1,655,845	$2,846,227

(1)
The above table excludes scheduled interest payments on debt obligations since all of our fixed rate debt agreements are hedged with derivative instruments that are intended to convert the fixed rate debt agreements into variable interest rate obligations. Therefore, the amount of future interest payments due on these obligations is not currently determinable (see Notes D and E in the Notes to the Consolidated Financial Statements).

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

        On October 13, 2006, we entered into an Amended and Restated Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A and other lending institutions. The Credit Agreement amended and restated the Revolving Credit Agreement dated as of December 14, 2004, which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the "Prior Agreement"). The Credit Agreement provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, we may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Credit Agreement may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until October 13, 2011.

        Borrowings made pursuant to the Credit Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Credit Agreement as the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Credit Agreement. Under the Credit Agreement, we agree to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee. The payments under this Credit Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes (see Note L in the Notes to the Consolidated Financial Statements).

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        We expect that our cash generated from operations, together with our current cash, short-term investments and funds available under the Credit Agreement, will be sufficient to fund our planned store openings and other recurring operating cash needs for at least the next twelve months.

Uses of Capital

        As a result of our strong financial position, in addition to investing in our existing business and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through our stock repurchase program and an annual cash dividend. Based on our credit metrics and our liquidity position, we may also return capital to our shareholders through our share repurchase program.

        We currently plan to spend approximately $500 million to $550 million on capital expenditures during fiscal 2008 related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service. We expect to open approximately 115 new stores in North America, Europe and Asia during fiscal 2008. We may also expend additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store. We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store.

        While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. We do not expect to rely on acquisitions to achieve our targeted growth plans. We consider many types of acquisitions for their strategic and other benefits on a case by case basis, such as our recently announced proposal to acquire all the outstanding shares of Corporate Express NV. However, we have most recently targeted and expect to continue to target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long-term meaningful drivers of our business, and financed from our operating cash flows.

        In 2005, we announced a repurchase program under which we were authorized to repurchase up to $1.5 billion of Staples common stock through February 2, 2008. In the second quarter of 2007, we announced that our 2005 repurchase program would be replaced with a new repurchase program under which we may repurchase up to $1.5 billion of Staples common stock. The new repurchase program went into effect during the second quarter of 2007 and has no expiration date. Approximately $1.2 billion of Staples common stock had been repurchased under our 2005 repurchase program when it was terminated and replaced by the 2007 program.

        We paid a cash dividend of $0.29 per share of common stock on April 19, 2007 to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million. On March 4, 2008, we announced that we would pay a cash dividend of $0.33 per share on April 17, 2008 to shareholders of record on March 28, 2008. While it is our intention to pay annual cash dividends in years following 2008, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Proposed Acquisition of Corporate Express

        On February 19, 2008, we announced that we had made a proposal to Corporate Express NV, a Dutch office products distributor with operations in North America, Europe, Australia and New Zealand to acquire all of the outstanding shares of its ordinary stock for cash consideration of 7.25 Euros per ordinary share, representing a total enterprise value of approximately 2.5 billion Euros (approximately $3.7 billion). To finance a portion of this proposed acquisition, we entered into a bridge loan commitment letter with Lehman Brothers on customary terms and conditions. We may only borrow amounts pursuant to this committed financing in connection with the proposed acquisition of Corporate Express. We believe that this committed financing together with our cash and available credit under our revolving credit facility would be sufficient to finance the acquisition. Corporate Express, in a public statement issued the same day, rejected our proposal.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Inflation and Seasonality

        While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability slightly lower during the first half of our fiscal year.

Quantitative and Qualitative Disclosures about Market Risks

        We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis and value at risk estimates.

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $325.0 million at February 2, 2008, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on February 2, 2008 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $3.3 million additional pre-tax charge or credit to our statement of operations.

        As more fully described in Note E in the Notes to the Consolidated Financial Statements, we are exposed to foreign exchange risks through subsidiaries or investments in Canada, Europe, Asia and South America. We have entered into a currency swap in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in fair value of the hedged items. Under this method of accounting, at February 2, 2008, we have recorded a $9.3 million asset representing gross unrealized gains on one of our derivatives and a $10.1 million liability representing gross unrealized losses on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which has been amortized into income through August 2007, the remaining term of the original agreement. We do not enter into derivative agreements for trading purposes.

ITEM 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note A to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Boston, Massachusetts
March 3, 2008

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,245,448	$1,017,671
Short-term investments	27,016	457,759
Receivables, net	822,254	720,797
Merchandise inventories, net	2,053,163	1,919,714
Deferred income tax asset	173,545	141,108
Prepaid expenses and other current assets	233,956	174,314

Total current assets	4,555,382	4,431,363
Property and equipment:
Land and buildings	859,751	791,264
Leasehold improvements	1,135,132	996,434
Equipment	1,819,381	1,539,617
Furniture and fixtures	871,361	757,408

Total property and equipment	4,685,625	4,084,723
Less accumulated depreciation and amortization	2,524,486	2,110,602

Net property and equipment	2,161,139	1,974,121
Lease acquisition costs, net of accumulated amortization	31,399	33,579
Intangible assets, net of accumulated amortization	231,310	232,383
Goodwill	1,764,928	1,455,113
Other assets	292,186	270,706

Total assets	$9,036,344	$8,397,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,560,728	$1,486,188
Accrued expenses and other current liabilities	1,025,364	1,087,030
Debt maturing within one year	23,806	215,165

Total current liabilities	2,609,898	2,788,383
Long-term debt	342,169	316,465
Other long-term obligations	356,043	261,643
Minority interest	10,227	9,109
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 867,366,103 shares at February 2, 2008 and 849,338,568 shares at February 3, 2007	520	510
Additional paid-in capital	3,720,319	3,338,412
Cumulative foreign currency translation adjustments	476,399	189,115
Retained earnings	4,793,542	4,005,424
Less: treasury stock at cost, 162,728,588 shares at February 2, 2008 and 130,605,591 shares at February 3, 2007	(3,272,773)	(2,511,796)

Total stockholders' equity	5,718,007	5,021,665

Total liabilities and stockholders' equity	$9,036,344	$8,397,265

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Sales	$19,372,682	$18,160,789	$16,078,852
Cost of goods sold and occupancy costs	13,822,011	12,966,788	11,496,234

Gross profit	5,550,671	5,194,001	4,582,618
Operating and other expenses:
Operating and selling	3,131,774	2,946,249	2,647,567
General and administrative	854,984	770,268	687,962
Amortization of intangibles	15,664	14,415	13,008

Total operating expenses	4,002,422	3,730,932	3,348,537

Operating income	1,548,249	1,463,069	1,234,081
Other income (expense):
Interest income	46,726	58,839	59,937
Interest expense	(38,335)	(47,810)	(56,774)
Miscellaneous expense	(2,158)	(2,770)	(1,945)

Income before income taxes and minority interest	1,554,482	1,471,328	1,235,299
Income tax expense	559,614	497,972	450,884

Income before minority interests	994,868	973,356	784,415
Minority interest (income) expense	(802)	(321)	298

Net Income	$995,670	$973,677	$784,117

Earnings per common share
Basic	$1.41	$1.35	$1.07

Diluted	$1.38	$1.32	$1.04

Dividends declared per common share	$0.29	$0.22	$0.17

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

	Common Stock	Additional Paid-In Capital	Cumulative Translation Adjustments	Retained Earnings	Treasury Stock	Comprehensive Income
Balances at January 29, 2005	$488	$2,600,423	$114,427	$2,531,915	$(1,072,829)	$698,000

Issuance of common stock for stock options exercised	9	159,727	—	—	—	—
Tax benefit on exercise of options	—	24,347	—	—	—	—
Stock-based compensation	—	129,806	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan	1	23,181	—	—	—	—
Stock split and cash paid in lieu of fractional shares	—	(921)	—	—	—
Net income for the year	—	—	—	784,117	—	784,117
Common stock dividend	—	—	—	(123,402)	—
Foreign currency translation adjustments	—	—	(15,837)	—	—	(15,837)
Changes in the fair value of derivatives (net of taxes of $8,332)	—	—	(11,505)	—	—	(11,505)
Purchase of treasury shares	—	—	—	—	(663,145)	—
Other	—	799	—	—	—	—

Balances at January 28, 2006	$498	$2,937,362	$87,085	$3,192,630	$(1,735,974)	$756,775

Issuance of common stock for stock options exercised	11	166,752	—	—	—	—
Tax benefit on exercise of options	—	36,069	—	—	—	—
Stock-based compensation	—	168,736	—	—	—	—
Sale of common stock under						—
Employee Stock Purchase Plan and International Savings Plan	1	28,499	—	—	—	—
Net income for the year	—	—	—	973,677	—	973,677
Common stock dividend	—	—	—	(160,883)	—	—
Foreign currency translation adjustments	—	—	96,404	—	—	96,404
Changes in the fair value of derivatives (net of taxes of $4,073)	—	—	5,626	—	—	5,626
Purchase of treasury shares	—	—	—	—	(775,822)	—
Other	—	994	—	—	—	—

Balances at February 3, 2007	$510	$3,338,412	$189,115	$4,005,424	$(2,511,796)	$1,075,707

Issuance of common stock for stock options exercised	9	148,742	—	—	—	—
Tax benefit on exercise of options	—	29,553	—	—	—	—
Stock-based compensation	—	173,343	—	—	—	—
Sale of common stock under						—
Employee Stock Purchase Plan and International Savings Plan	1	31,699	—	—	—	—
Net income for the year	—	—	—	995,670	—	995,670
Common stock dividend	—	—	—	(207,552)	—	—
Foreign currency translation adjustments	—	—	262,639	—	—	262,639
Changes in the fair value of derivatives (net of taxes of $17,847)	—	—	24,645	—	—	24,645
Purchase of treasury shares	—	—	—	—	(760,977)	—
Other	—	(1,430)	—	—	—	—

Balances at February 2, 2008	$520	$3,720,319	$476,399	$4,793,542	$(3,272,773)	$1,282,954

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Operating activities:
Net income	$995,670	$973,677	$784,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,895	339,299	303,900
Stock-based compensation	173,343	168,736	129,806
Deferred income tax benefit	(8,788)	(65,401)	(96,189)
Excess tax benefits from stock-based compensation arrangements	(18,557)	(36,069)	(36,748)
Other	4,831	(365)	(6,513)
Change in assets and liabilities, net of companies acquired:
Increase in receivables	(64,293)	(128,010)	(80,166)
Increase in merchandise inventories	(30,175)	(191,957)	(97,538)
Increase in prepaid expenses and other assets	(89,558)	(44,298)	(15,646)
Increase in accounts payable	295	34,379	187,402
(Decrease) increase in accrued expenses and other current liabilities	(90,054)	79,187	105,274
Increase in other long-term obligations	99,407	21,823	20,922

Net cash provided by operating activities	1,361,016	1,151,001	1,198,621
Investing activities:
Acquisition of property and equipment	(470,377)	(528,475)	(456,103)
Acquisition of businesses and investments in joint ventures, net of cash acquired	(178,077)	(31,750)	(57,196)
Proceeds from the sale of short-term investments	4,579,460	8,358,384	8,097,199
Purchase of short-term investments	(4,148,716)	(8,223,063)	(8,218,049)

Net cash used in investing activities	(217,710)	(424,904)	(634,149)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	178,504	195,263	181,997
Proceeds from borrowings	11,796	13,988	535
Payments on borrowings	(206,515)	(5,191)	(16,735)
Cash dividends paid	(207,552)	(160,883)	(123,402)
Excess tax benefits from stock-based compensation arrangements	18,557	36,069	36,748
Purchase of treasury stock, net	(760,977)	(775,822)	(663,145)

Net cash used in financing activities	(966,187)	(696,576)	(584,002)
Effect of exchange rate changes on cash	50,658	10,328	42
Net increase (decrease) in cash and cash equivalents	227,777	39,849	(19,488)
Cash and cash equivalents at beginning of period	1,017,671	977,822	997,310

Cash and cash equivalents at end of period	$1,245,448	$1,017,671	$977,822

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or the "Company") pioneered the office products superstore concept and Staples is a leading office products company. Staples operates three business segments: North American Retail, North American Delivery and International Operations. The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Contract. The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, Asia and South America.

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

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2007 consisted of the 52 weeks ended February 2, 2008, fiscal year 2006 consisted of the 53 weeks ended February 3, 2007 and fiscal year 2005 consisted of the 52 weeks ended January 28, 2006.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of Staples to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash Equivalents:    Staples considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Short-term Investments:    Short-term investments, which primarily consist of market auction rate preferred stock and debt securities and treasury securities, are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. Given the highly liquid nature of these investments, there were no significant realized or unrealized gains or losses during fiscal year 2007, 2006 or 2005. At February 2, 2008, the available for sale investments consisted of $27.0 million of treasury securities, with contractual maturities ranging from February 2008 through September 2008.

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $642.2 million at February 2, 2008 and $511.1 million at February 3, 2007. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.

        An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historical trends. The allowance recorded at February 2, 2008 and February 3, 2007 was $22.5 million and $18.8 million, respectively.

        Other non-trade receivables were $202.5 million at February 2, 2008 and $228.5 million at February 3, 2007 and consisted primarily of amounts due from vendors under various incentive and promotional programs.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

        Property and Equipment:    Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-5 years. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements.

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at February 2, 2008 and February 3, 2007 totaled $68.4 million and $64.4 million, respectively.

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

        The changes in the carrying amount of goodwill during the year ended February 2, 2008 are as follows (in thousands):

	Goodwill At February 3, 2007	2007 Net Additions	2007 Foreign Exchange Fluctuations	Goodwill At February 2, 2008
North American Retail	$36,306	$—	$6,542	$42,848
North American Delivery	444,775	60,915	—	505,690
International Operations	974,032	120,174	122,184	1,216,390

Consolidated	$1,455,113	$181,089	$128,726	$1,764,928

        Intangible assets not subject to amortization, which include registered trademarks and trade names, were $153.0 million at February 2, 2008 and February 3, 2007. Intangible assets subject to amortization, which include certain trademarks and trade names, customer related intangible assets and non-competition agreements, were $140.7 million, with accumulated amortization of $62.4 million at February 2, 2008, and $126.5 million with accumulated amortization of $47.1 million at February 3, 2007, respectively. At February 2, 2008, intangible assets subject to amortization had a weighted average life of 10.6 years.

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

        Cost of Goods Sold and Occupancy Costs:    Cost of goods sold and occupancy costs includes the costs of: merchandise sold, inbound and outbound freight, receiving and distribution, and store and distribution center occupancy (including real estate taxes and common area maintenance).

        Shipping and Handling Costs:    All shipping and handling costs are included as a component of cost of goods sold and occupancy costs.

        Operating and Selling Expenses:    Operating and selling expenses include payroll, advertising and other operating expenses for the Company's stores and delivery operations not included in cost of goods sold and occupancy costs.

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $35.9 million at February 2, 2008 and $31.2 million at February 3, 2007. Total advertising and marketing expense was $710.0 million, $660.3 million and $588.2 million for fiscal years 2007, 2006 and 2005, respectively.

        Pre-opening Costs:    Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

        Stock-Based Compensation:    The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") as of January 29, 2006, using the modified retrospective method. As a result, the consolidated financial statements for fiscal year 2005 have been restated to reflect the adoption of this standard.

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

        Derivative Instruments and Hedging Activities:    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings. As of February 2, 2008, Staples has no derivatives that do not qualify for hedge accounting.

        Accounting for Income Taxes:    In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and new disclosure requirements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

        The Company adopted FIN 48 as of February 4, 2007, the first day of the 2007 fiscal year. The adoption of FIN 48 did not result in any material adjustments to the Company's reserves for uncertain tax positions. At the beginning of fiscal 2007, the Company had $81.8 million of gross unrecognized tax benefits, $65.9 million of which, if recognized, would affect the Company's tax rate. At February 2, 2008, the Company had $87.7 million of gross unrecognized tax benefits, $66.1 million of which, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2008. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of February 4, 2007	$81,848
Additions for tax positions related to fiscal year 2007	22,460
Additions for tax positions of prior years	8,932
Reductions for tax positions of prior years	(18,430)
Settlements	(7,122)

Balance as of February 2, 2008	$87,688

        Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005 and all material state, local and foreign income tax matters for years through 2000.

        Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $11.1 million accrued for interest and penalties as of February 2, 2008.

        New Accounting Pronouncements:    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of February 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on the Company's consolidated financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        Reclassifications:    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Business Acquisitions and Equity Method Investments

        In accordance with SFAS No. 141 "Business Combinations", Staples records acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Under SFAS No. 142, goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise. Purchased intangibles with definite lives are amortized over their respective useful lives.

        During 2007, the Company paid an aggregate of $188.3 million to acquire all or a majority interest in certain delivery businesses headquartered in the United States and China. Additionally, in 2007 the Company made an investment in a joint venture in India.

        During 2007, the Company recorded $181.1 million of goodwill and $20.7 million of intangible assets for all acquisitions and investments completed in 2007, of which $38.0 million of goodwill is expected to be deductible for tax purposes. The $20.7 million recorded for intangible assets was assigned to trade names and customer related intangible assets that will be amortized over a weighted average life of 8.1 years.

NOTE C Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	February 2, 2008	February 3, 2007
Taxes	$233,542	$284,094
Employee related	247,374	268,046
Acquisition and store closure reserves	41,130	48,798
Advertising and marketing	79,977	82,985
Other	423,341	403,107

Total	$1,025,364	$1,087,030

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE D Debt and Credit Agreements

        The major components of debt outstanding are as follows (in thousands):

	February 2, 2008	February 3, 2007
Notes due October 2012 (see below)	$325,000	$325,000
Senior Notes due August 2007 (see below)	—	200,000
Lines of credit (see "Credit Agreements" below)	—	229
Capital lease obligations and other notes payable in monthly installments with effective interest rates from 2% to 5%; collateralized by the related equipment	31,670	22,461

	356,670	547,690
Deferred gain (loss) on settlement of interest rate swap and fair value adjustments on hedged debt	9,305	(16,060)
Less current portion	(23,806)	(215,165)

Net long-term debt	$342,169	$316,465

Debt maturing within one year consists of the following (in thousands):
Current portion of long-term debt	$23,806	$215,874
Fair value adjustments on hedged debt	—	(709)

Total debt maturing within one year	$23,806	$215,165

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2008	$23,806
2009	4,023
2010	2,601
2011	430
2012	325,430
Thereafter	380

$356,670

        Future minimum lease payments under capital leases of $8.8 million, excluding $0.5 million of interest, are included in aggregate annual maturities shown above. Staples entered into new capital lease agreements totaling $3.9 million during fiscal year 2007 and $3.1 million during fiscal year 2005. Staples entered into no new capital lease agreements during fiscal year 2006.

        Interest paid by Staples totaled $42.0 million, $45.9 million and $41.2 million for fiscal years 2007, 2006 and 2005, respectively. There was no interest capitalized in fiscal 2007 or 2005. There was $0.2 million of capitalized interest in fiscal 2006.

        Notes:    On September 30, 2002, Staples issued $325.0 million principal amount of senior notes due October 1, 2012 (the "Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the Notes into variable rate obligations (see Note E).

        Senior Notes:    On August 12, 1997, Staples issued $200.0 million principal amount of senior notes (the "Senior Notes"), with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year. Staples entered into interest rate swap agreements to turn the Senior Notes into variable rate obligations (see Note E). The Senior Notes were due in August 2007. On August 15, 2007, the Company repaid the $200.0 million Senior Notes and paid $83.3 million to settle foreign currency swaps that matured on that date. The swaps that matured on August 15, 2007 were designated as a foreign currency hedge on Staples net investment in Canadian dollar denominated subsidiaries.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE D Debt and Credit Agreements (Continued)

        Credit Agreements:    On October 13, 2006, Staples entered into an Amended and Restated Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A and other lending institutions. The Credit Agreement amended and restated the Revolving Credit Agreement dated as of December 14, 2004, which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009 (the "Prior Agreement").

        The Credit Agreement provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, Staples may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Credit Agreement may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Credit Agreement may be borrowed, repaid and reborrowed from time to time until October 13, 2011. The borrowings under this Credit Agreement are guaranteed by the same subsidiaries that guarantee the Company's publicly issued notes (See Note L). At February 2, 2008, no borrowings were outstanding under this Credit Agreement; however, $71.6 million of open letters of credit were outstanding, reducing the available credit under the Credit Agreement from $750.0 million to $678.4 million.

        Borrowings made pursuant to the Credit Agreement as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Credit Agreement as the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Credit Agreement. Under the Credit Agreement, Staples agrees to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on the Company's credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

        Staples had $114.9 million available under various lines of credit, which had no outstanding balance at February 2, 2008, with $0.9 million of letters of credit issued under the facilities.

NOTE E Derivative Instruments and Hedging Activities

        Staples uses interest rate swaps to turn fixed rate debt into variable rate debt and currency swaps to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

        Interest Rate Swaps:    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200.0 million, to turn Staples' fixed rate Senior Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which was amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous with the termination of these interest rate swaps, Staples entered into another $200.0 million of interest rate swaps whereby Staples was entitled to receive semi-annual interest payments at a fixed rate of 7.125% and was obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements were designated as fair value hedges of the Senior Notes and terminated on August 15, 2007. Upon the termination of these swap agreements, Staples settled accrued interest in the amount of $0.1 million, which was included in interest expense.

        On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples' Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreements. At February 2, 2008, the interest rate swap agreement had a fair value gain of $9.3 million, which was included in other assets.

        Foreign Currency Swaps:    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200.0 million. Staples, upon maturity of the agreement, was entitled to receive $200.0 million and was

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Derivative Instruments and Hedging Activities (Continued)

obligated to pay 298 million in Canadian dollars. On November 16, 2006, Staples entered into a currency swap, for an aggregate notional amount of $7.5 million. Staples, upon maturity of the agreement, was entitled to receive $7.5 million and was obligated to pay 8.6 million in Canadian dollars. Staples was also entitled to receive quarterly interest payments on $7.5 million at a fixed rate of 5.3725% and was obligated to make quarterly interest payments on 8.6 million Canadian dollars at a fixed rate of 4.315%. During 2007, Staples entered into currency swaps, for an aggregate notional amount of $17.5 million. Staples, upon maturity of the agreements, was entitled to receive $17.5 million and was obligated to pay 20.1 million in Canadian dollars. Staples was also entitled to receive quarterly interest payments on $17.5 million and was obligated to make quarterly interest payments on 20.1 million Canadian dollars. On August 15, 2007, the Company paid $83.3 million to settle all of these foreign currency swaps. These swaps were designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and the loss was recorded as a cumulative translation adjustment in stockholders' equity.

        On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement, will be entitled to receive $300.0 million and will be obligated to pay 318.6 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 318.6 million Canadian dollars at a fixed rate of 5.079%. At February 2, 2008, the currency swap had an aggregate fair value loss of $10.1 million, which was included in other long-term obligations.

        During fiscal years 2007, 2006 and 2005, foreign currency gains (losses), net of taxes of $24.6 million, $5.6 million and $(11.5) million, respectively, were recorded in the cumulative translation adjustment line.

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

        Other long-term obligations at February 2, 2008 include $127.0 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent expenses are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 127 retail stores not yet opened at February 2, 2008) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2008	$756,963
2009	746,244
2010	700,751
2011	647,771
2012	586,167
Thereafter	2,787,403

$6,225,299

        Future minimum lease commitments do not include $81.6 million of minimum rentals due under non-cancelable subleases.

        Rent expense was approximately $646.2 million, $612.8 million and $566.1 million for fiscal years 2007, 2006 and 2005, respectively.

        As of February 2, 2008, Staples had purchase obligations of $702.4 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment, and the Company has excluded such commitments, along with intercompany commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination are valued on the basis of an

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Commitments and Contingencies (Continued)

estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2008	$308,512
2009 through 2010	239,418
2011 through 2012	96,047
Thereafter	58,444

$702,421

        Import letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 2, 2008, Staples had open letters of credit totaling $46.8 million.

        Various class action lawsuits have been brought against the Company for alleged violations of what is known as California's "wage and hour" law. The plaintiffs have alleged that the Company improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. In December 2006, the Company settled one class action lawsuit relating to the misclassification of store general managers for $3.9 million. In November 2007, the Company settled the remaining class action lawsuit relating to the misclassification of assistant store managers, recording a charge of $38.0 million, including interest and class counsel's attorney's fees. These charges are included in general and administrative expenses.

        In addition, the Company is involved from time to time in litigation arising from the operation of its business that is considered routine and incidental to its business; however, the Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

NOTE G Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2008	February 3, 2007
Deferred tax assets:
Deferred rent	$45,790	$42,336
Foreign tax credit carryforwards	71,016	62,473
Net operating loss carryforwards	88,091	88,497
Insurance	8,284	12,362
Employee benefits	106,030	87,844
Merger related and store closure charges	14,643	17,249
Inventory	38,220	32,289
Unrealized loss on hedge instruments	4,237	22,083
Deferred revenue	25,332	22,724
Depreciation	42,067	53,273
Other—net	57,529	45,780

Total deferred tax assets	501,239	486,910
Total valuation allowance	(97,290)	(77,821)

Net deferred tax assets	$403,949	$409,089

Deferred tax liabilities:
Intangibles	$(90,071)	$(90,455)
Other—net	(807)	(2,661)

Total deferred tax liabilities	(90,878)	(93,116)

Net deferred tax assets	$313,071	$315,973

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Income Taxes (Continued)

        The gross deferred tax asset from tax loss carryforwards of $88.1 million represents approximately $301.0 million of net operating loss carryforwards, which have an indefinite carryforward period. The valuation allowance increased by $19.5 million during the year, due primarily to the uncertainty of benefiting deferred tax assets associated with net operating losses and capital allowances.

        For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Pretax income:
United States	$1,100,064	$1,173,804	$1,058,299
Foreign	454,418	297,524	177,000

	$1,554,482	$1,471,328	$1,235,299

        The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Current tax expense:
Federal	$431,006	$516,520	$484,326
State	44,567	22,638	19,027
Foreign	100,635	86,870	75,990
Deferred tax (benefit) expense:
Federal	(31,504)	(101,984)	(85,897)
State	(1,178)	(11,996)	(8,501)
Foreign	16,088	(14,076)	(34,061)

Total income tax expense	$559,614	$497,972	$450,884

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.9	1.9	1.7
Effect of foreign taxes	(2.7)	(1.2)	(0.6)
Tax credits	(0.2)	(0.6)	(0.5)
Resolution of tax matters	0.0	(2.2)	0.0
Other	1.0	0.9	0.9

Effective tax rate	36.0%	33.8%	36.5%

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

        Income tax payments were $479.5 million, $595.7 million and $472.0 million during fiscal years 2007, 2006 and 2005, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Income Taxes (Continued)

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $972.6 million as of February 2, 2008. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE H Employee Benefit Plans

        In connection with certain employee benefit plans, Staples included approximately $173.3 million, $168.7 million and $129.8 million in compensation expense for fiscal years 2007, 2006 and 2005, respectively. As of February 2, 2008, Staples had $250.2 million of stock options and restricted stock and restricted stock units to be expensed over the period through January 2012.

        During the third quarter of 2006, the Company and its Audit Committee, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 1997 to 2006. Based on the results of the review, the Company recorded a $10.8 million expense ($8.6 million net of taxes) during the third quarter of 2006 to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The amount of this correction in any single year would have been no more than 0.6% of operating income for that year. This charge increased cost of goods sold and occupancy costs by $0.3 million, operating and selling expenses by $3.9 million, general and administrative expenses by $6.6 million, and reduced income tax expense by $2.2 million, resulting in an $8.6 million reduction in net income for 2006. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its option granting processes.

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

Stock Award Plans

        The Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan") was implemented in July 2004 and replaced the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 62.3 million shares of common stock to management and employees using various forms of awards, including nonqualified options and restricted stock, subject to certain restrictions. Except as disclosed above, options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

  Stock Options

        Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at February 3, 2007	57,655,917	$16.75
Granted	5,495,567	24.36
Exercised	(10,126,740)	14.40
Canceled	(1,649,818)	20.64

Outstanding at February 2, 2008	51,374,926	$17.90	$309,541

Exercisable at February 2, 2008	34,039,155	$15.63	$282,473

        The weighted-average fair values of options granted during fiscal years 2007, 2006 and 2005 were $6.92, $7.12 and $6.32, respectively.

        The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $ 9.00	477,133	2.47	$7.09	477,133	$7.09
$9.001 - $10.00	4,261,095	3.09	9.73	4,261,095	9.73
$10.001 - $11.00	4,705,160	3.91	10.50	4,705,160	10.50
$11.001 - $13.00	6,631,027	5.03	12.53	6,631,027	12.53
$13.001 - $14.00	1,562,150	2.69	13.36	1,562,150	13.36
$14.001 - $19.00	1,403,751	5.10	17.23	972,387	17.17
$19.001 - $20.00	8,938,927	6.16	19.15	6,341,239	19.15
$20.001 - $21.00	2,818,710	2.55	20.68	2,639,773	20.67
$21.001 - $22.00	10,823,682	7.40	21.31	5,130,609	21.32
$22.001 - $25.00	9,579,119	8.89	24.29	1,294,520	24.04
$25.001 - $28.00	174,172	8.94	26.63	24,062	26.97

$0.00 - $28.00	51,374,926	5.97	$17.90	34,039,155	$15.63

        The number of exercisable shares was 34.0 million at February 2, 2008, 35.2 million at February 3, 2007 and 36.8 million at January 28, 2006.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Employee Benefit Plans (Continued)

        The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2007	2006	2005
Risk free interest rate	4.7%	5.0%	3.8%
Expected dividend yield	0.9%	0.8%	0.8%
Expected stock volatility	29%	31%	33%
Expected life of options	5.3 years	5.1 years	5.0 years

        The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The fair value of stock options is expensed over the applicable vesting period using the straight line method.

  Restricted Stock and Restricted Stock Units ("Restricted Shares")

        In 2003, the Company began granting Restricted Shares in lieu of special grants of stock options. All shares underlying awards of Restricted Shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the Restricted Shares leave Staples prior to the vesting date for any reason, the Restricted Shares will be forfeited and returned to Staples. The following table summarizes the Company's grants of Restricted Shares in fiscal 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 4, 2007	5,335,665	$24.32
Granted	6,261,768	24.64
Released	(501,874)	22.49
Canceled	(1,238,290)	24.39

Outstanding at February 2, 2008	9,857,269	$24.61

        Prior to fiscal year 2006, Staples issued performance accelerated restricted stock ("PARS") to employees of Staples. The shares were restricted in that they were not transferable (i.e., they may not be sold) by the employee until they vested, generally after the end of five years. Such vesting date was subject to acceleration if Staples achieved certain compound annual earnings per share growth over a certain number of interim years. No PARS were outstanding as of February 2, 2008. PARS issued in fiscal year 2005 had a weighted-average fair market value of $21.72 and vested in March 2007 as a result of Staples achieving its earnings per share growth target for the fiscal year ended February 3, 2007.

  Performance Shares

        In fiscal 2006, the Company began issuing performance shares. Performance shares are restricted stock awards that vest only if the Company meets minimum performance targets. For the 2006 and 2007 performance share awards, the performance targets have been established based on cumulative returns on net assets over a three year period. If, at the end of each three year period, the Company's performance falls between minimum and maximum targets, then a percentage of the performance shares, from 90% up to 200% will vest. If the Company does not achieve the minimum performance target, none of the performance share awards will vest.

        The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of February 2, 2008, Staples had 818,659 performance shares that were issued during fiscal years 2007 and 2006. The shares have a weighted-average fair market value of $24.63.

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

        At February 2, 2008, 52.4 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.

NOTE I Stockholders' Equity

        In fiscal 2007, the Company repurchased 31.6 million shares of the Company's common stock for a total purchase price (including commissions) of $750.0 million under the Company's 2005 and 2007 share repurchase programs. The 2007 share repurchase program replaced the 2005 $1.5 billion share repurchase program (the "2005 Share Repurchase Program") and went into effect during the second quarter of 2007. The 2007 share repurchase program allows for the repurchase of $1.5 billion of Staples common stock and has no expiration date. In 2006, the Company repurchased 30.3 million shares of the Company's common stock for a total purchase price (including commissions) of $749.9 million. In 2005, the Company repurchased 30.1 million shares of the Company's common stock for a total purchase price (including commissions) of $649.6 million.

NOTE J Computation of Earnings per Common Share

        Earnings per share has been presented below for Staples common stock for fiscal years 2007, 2006 and 2005 (amounts in thousands, except per share data):

	2007	2006	2005
Numerator:
Net income	$995,670	$973,677	$784,117
Denominator:
Weighted-average common shares outstanding	704,828	720,528	731,622
Effect of dilutive securities:
Employee stock options and restricted shares	15,374	19,150	18,794

Weighted-average shares assuming dilution	720,202	739,678	750,416

Basic earnings per common share	$1.41	$1.35	$1.07

Diluted earnings per common share	$1.38	$1.32	$1.04

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 9.8 million shares, 0.1 million shares and 0.2 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for fiscal 2007, 2006 and 2005, respectively.

NOTE K Segment Reporting

        Staples has three reportable segments: North American Retail, North American Delivery and International Operations. Staples' North American Retail segment consists of the U.S and Canadian business units that operate office

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE K Segment Reporting (Continued)

supply stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Contract. The International Operations segment consists of operating units that operate office supply stores and that sell and deliver office products and services directly to customers in 20 countries in Europe, Asia and South America.

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

        The following is a summary of significant accounts and balances by reportable segment for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Sales:
North American Retail	$10,020,941	$9,893,107	$9,015,851
North American Delivery	6,614,202	5,908,872	4,967,323
International Operations	2,737,539	2,358,810	2,095,678

Total segment sales	$19,372,682	$18,160,789	$16,078,852

Business Unit Income:
North American Retail	$949,038	$957,386	$842,995
North American Delivery	712,558	623,908	507,276
International Operations	97,996	50,511	13,616

Business unit income	1,759,592	1,631,805	1,363,887
Stock-based compensation	(173,343)	(157,907)	(129,806)

Total segment income	$1,586,249	$1,473,898	$1,234,081

Depreciation & Amortization:
North American Retail	$248,329	$210,698	$192,112
North American Delivery	83,996	74,027	60,103
International Operations	56,570	54,574	51,685

Consolidated	$388,895	$339,299	$303,900

Capital Expenditures:
North American Retail	$274,054	$319,793	$284,173
North American Delivery	106,962	141,957	87,992
International Operations	89,361	66,725	83,938

Consolidated	$470,377	$528,475	$456,103

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE K Segment Reporting (Continued)

        The following is a reconciliation of total segment income to income before income taxes and minority interest for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Total segment income	$1,586,249	$1,473,898	$1,234,081
Other income	6,233	8,259	1,218
Impact of correction of prior years' stock-based compensation	—	(10,829)	—
Impact of wage and hour settlement	(38,000)	—	—

Income before income taxes and minority interest	$1,554,482	$1,471,328	$1,235,299

	February 2, 2008	February 3, 2007	January 28, 2006
Assets:
North American Retail	$3,554,465	$3,693,771	$3,472,130
North American Delivery	2,521,384	2,191,130	2,042,065
International Operations	2,973,099	2,510,596	2,238,833

Total	9,048,948	8,395,497	7,753,028
Elimination of net intercompany receivables	(12,604)	1,768	(20,308)

Total consolidated assets	$9,036,344	$8,397,265	$7,732,720

  Geographic Information:

	2007	2006	2005
Sales:
United States	$14,160,733	$13,514,677	$11,967,718
Canada	2,474,410	2,287,302	2,015,456
International	2,737,539	2,358,810	2,095,678

Consolidated	$19,372,682	$18,160,789	$16,078,852

	February 2, 2008	February 3, 2007	January 28, 2006
Long-lived Assets:
United States	$2,002,548	$1,857,093	$1,667,475
Canada	311,723	271,660	275,672
International	1,874,505	1,566,443	1,469,279

Consolidated	$4,188,776	$3,695,196	$3,412,426

NOTE L Guarantor Subsidiaries

        Under the terms of the Company's Notes and its Amended and Restated Revolving Credit Agreement, certain subsidiaries guarantee repayment of the debt. The Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the "Guarantor Subsidiaries"). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of February 2, 2008 and February 3, 2007 and for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

Condensed Consolidating Balance Sheet
As of February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$638,543	$42,612	$564,293	$—	$1,245,448
Short-term investments	27,016	—	—	—	27,016
Merchandise inventories	—	1,271,978	781,185	—	2,053,163
Other current assets	38,343	632,238	559,174	—	1,229,755

Total current assets	703,902	1,946,828	1,904,652	—	4,555,382
Net property, equipment and other assets	354,949	1,326,736	1,034,349	—	2,716,034
Goodwill, net of amortization	296,511	154,527	1,313,890	—	1,764,928
Investment in affiliates and intercompany, net	(1,055,173)	3,069,532	3,070,975	(5,085,334)	—

Total assets	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

Total current liabilities	$340,421	$1,150,712	$1,118,765	$—	$2,609,898
Total long-term liabilities	128,300	472,554	97,358	—	698,212
Minority interest	—	—	10,227	—	10,227
Total stockholders' equity	(168,532)	4,874,357	6,097,516	(5,085,334)	5,718,007

Total liabilities and stockholders' equity	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

Condensed Consolidating Balance Sheet
As of February 3, 2007
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$476,549	$49,687	$491,435	$—	$1,017,671
Short-term investments	457,759	—	—	—	457,759
Merchandise inventories	—	1,203,498	716,216	—	1,919,714
Other current assets	122,172	457,068	456,979	—	1,036,219

Total current assets	1,056,480	1,710,253	1,664,630	—	4,431,363
Net property, equipment and other assets	460,678	1,156,073	894,038	—	2,510,789
Goodwill, net of amortization	175,625	110,140	1,169,348	—	1,455,113
Investment in affiliates and intercompany, net	(892,119)	3,067,979	2,822,520	(4,998,380)	—

Total assets	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

Total current liabilities	$416,459	$1,378,130	$993,794	$—	$2,788,383
Total long-term liabilities	34,412	416,607	127,089	—	578,108
Minority interest	—	—	9,109	—	9,109
Total stockholders' equity	349,793	4,249,708	5,420,544	(4,998,380)	5,021,665

Total liabilities and stockholders' equity	$800,664	$6,044,445	$6,550,536	$(4,998,380)	$8,397,265

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,661,177	$6,711,505	$19,372,682
Cost of goods sold and occupancy costs	10,573	9,203,539	4,607,899	13,822,011

Gross profit (loss)	(10,573)	3,457,638	2,103,606	5,550,671
Operating and other expenses	(24,894)	2,581,068	1,440,015	3.996,189

Income before income taxes and minority interest	14,321	876,570	663,591	1,554,482
Income tax expense	—	360,893	198,721	559,614

Income before minority interest	14,321	515,677	464,870	994,868
Minority interest	—	—	(802)	(802)

Net income	$14,321	$515,677	$465,672	$995,670

Condensed Consolidating Statement of Income
For the year ended February 3, 2007
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,069,327	$6,091,462	$18,160,789
Cost of goods sold and occupancy costs	8,459	8,665,100	4,293,229	12,966,788

Gross profit (loss)	(8,459)	3,404,227	1,798,233	5,194,001
Operating and other expenses	344,519	2,283,044	1,095,110	3,722,673

Income (loss) before income taxes and minority interest	(352,978)	1,121,183	703,123	1,471,328
Income tax expense	—	259,428	238,544	497,972

Income (loss) before minority interest	(352,978)	861,755	464,579	973,356
Minority interest	—	—	(321)	(321)

Net income (loss)	$(352,978)	$861,755	$464,900	$973,677

Condensed Consolidating Statement of Income
For the year ended January 28, 2006
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$10,649,559	$5,429,293	$16,078,852
Cost of goods sold and occupancy costs	3,957	7,646,490	3,845,787	11,496,234

Gross profit (loss)	(3,957)	3,003,069	1,583,506	4,582,618
Operating and other expenses	76,844	1,983,815	1,286,660	3,347,319

Income (loss) before income taxes and minority interest	(80,801)	1,019,254	296,846	1,235,299
Income tax expense	—	337,635	113,249	450,884

Income (loss) before minority interest	(80,801)	681,619	183,597	784,415
Minority interest	—	—	298	298

Net income (loss)	$(80,801)	$681,619	$183,299	$784,117

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$794,537	$315,338	$251,141	$1,361,016
Investing activities:
Acquisition of property, equipment and lease rights	(79,192)	(257,154)	(134,031)	(470,377)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(82,202)	(95,875)	(178,077)
Purchase of short-term investments	(4,148,716)	—	—	(4,148,716)
Proceeds from the sale of short-term investments	4,579,460	—	—	4,579,460

Cash provided by (used in) investing activities	351,552	(339,356)	(229,906)	(217,710)
Financing activities:
Payments on borrowings	(206,515)	—	—	(206,515)
Purchase of treasury stock, net	(760,977)			(760,977)
Excess tax benefits from stock-based compensation arrangements	649	16,943	965	18,557
Cash dividends paid	(207,552)	—	—	(207,552)
Other	190,300	—	—	190,300

Cash (used in) provided by financing activities	(984,095)	16,943	965	(966,187)
Effect of exchange rate changes on cash	—	—	50,658	50,658

Net increase (decrease) in cash	161,994	(7,075)	72,858	227,777
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671

Cash and cash equivalents at end of period	$638,543	$42,612	$564,293	$1,245,448

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 3, 2007
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$663,676	$387,110	$100,215	$1,151,001
Investing activities:
Acquisition of property, equipment and lease rights	(72,465)	(387,127)	(68,883)	(528,475)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(29,654)	(2,096)	(31,750)
Purchase of short-term investments	(8,223,063)	—	—	(8,223,063)
Proceeds from the sale of short-term investments	8,358,384	—	—	8,358,384

Cash provided by (used in) investing activities	62,856	(416,781)	(70,979)	(424,904)
Financing activities:
Payments on borrowings	(5,191)	—	—	(5,191)
Purchase of treasury stock, net	(775,822)			(775,822)
Excess tax benefits from stock-based compensation arrangements	2,958	29,968	3,143	36,069
Cash dividends paid	(160,883)	—	—	(160,883)
Other	209,251	—	—	209,251

Cash (used in) provided by financing activities	(729,687)	29,968	3,143	(696,576)
Effect of exchange rate changes on cash	—	—	10,328	10,328

Net (decrease) increase in cash	(3,155)	297	42,707	39,849
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822

Cash and cash equivalents at end of period	$476,549	$49,687	$491,435	$1,017,671

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Guarantor Subsidiaries (Continued)

Consolidating Statement of Cash Flows
For the year ended January 28, 2006
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$800,962	$227,372	$170,287	$1,198,621
Investing activities:
Acquisition of property, equipment and lease rights	(95,311)	(212,254)	(148,538)	(456,103)
Acquisition of businesses and investment in joint ventures, net of cash acquired	(16,636)	(40,560)	—	(57,196)
Purchase of short-term investments	(8,218,049)	—	—	(8,218,049)
Proceeds from the sale of short-term investments	8,097,199	—	—	8,097,199

Cash used in investing activities	(232,797)	(252,814)	(148,538)	(634,149)
Financing activities:
Payments on borrowings	(16,735)	—	—	(16,735)
Purchase of treasury stock, net	(663,145)	—	—	(663,145)
Excess tax benefits from stock-based compensation arrangements	3,014	30,532	3,202	36,748
Cash dividends paid	(123,402)	—	—	(123,402)
Other	182,532	—	—	182,532

Cash (used in) provided by financing activities	(617,736)	30,532	3,202	(584,002)
Effect of exchange rate changes on cash	—	—	42	42

Net (decrease) increase in cash	(49,571)	5,090	24,993	(19,488)
Cash and cash equivalents at beginning of period	529,275	44,300	423,735	997,310

Cash and cash equivalents at end of period	$479,704	$49,390	$448,728	$977,822

NOTE M Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Fiscal Year Ended February 2, 2008
Sales	$4,589,465	$4,290,424	$5,168,351	$5,324,442
Gross profit	1,284,939	1,210,367	1,505,674	1,549,691
Net income	209,143	178,828	274,518	333,181
Basic earnings per common share	$0.29	$0.25	$0.39	$0.48
Diluted earnings per share	$0.29	$0.25	$0.38	$0.47

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE M Quarterly Summary (Unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended February 3, 2007
Sales	$4,237,646	$3,880,674	$4,756,550	$5,285,919
Gross profit	1,188,997	1,096,604	1,362,458	1,545,942
Net income	186,074	161,177	289,928	336,498
Basic earnings per common share	$0.26	$0.22	$0.40	$0.47
Diluted earnings per share	$0.25	$0.22	$0.39	$0.46

(1)
Results of operations for this period include a $24.3 million charge, net of taxes ($0.04 per diluted share) related to the settlement of California wage and hour class action litigation.

(2)
Results of operations for this period include a $33.3 million ($0.05 per diluted share) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and an $8.6 million charge, net of taxes ($0.01 per diluted share) to correct the measurement dates used to calculate prior years' stock-based compensation (see Note H).

(3)
Fiscal year 2006 includes 53 weeks in accordance with the Company's 52 week, 53 week retail calendar; accordingly, the fourth quarter includes 14 weeks.

NOTE N Subsequent Event (Unaudited)

        On February 19, 2008, the Company announced that it had made a proposal to Corporate Express NV (NYSE: CXP), a Dutch office products distributor with operations in North America, Europe, Australia and New Zealand, to acquire all of the outstanding shares of its ordinary stock for a cash consideration of 7.25 Euros per share, representing a total enterprise value of approximately 2.5 billion Euros (approximately $3.7 billion). To finance a portion of this proposed acquisition, the Company entered into a bridge loan commitment letter with Lehman Brothers on customary terms and conditions. The Company may only borrow amounts pursuant to this committed financing in connection with the proposed acquisition of Corporate Express NV. The Company believes that this committed financing together with the Company's cash and available credit under its revolving credit facility will be sufficient to finance the acquisition. Corporate Express, in a public statement issued the same day, rejected the Company's proposal.

Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 28, 2006	$16,513	$13,732	$185	$14,078	$16,352
February 3, 2007	16,352	15,106	153	12,793	18,818
February 2, 2008	18,818	21,174	342	17,831	22,503

EXHIBIT INDEX

EXHIBIT NO.			DESCRIPTION OF EXHIBIT
3.1	^	—	Second Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
3.2	^	—	Amended and Restated By-laws of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended August 4, 2007.
4.1	^	—	Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company's Form 8-K filed on October 8, 2002.
4.2	^	—	First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank USA. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended May 1, 2004.
10.1	^	—	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as Co-Documentation Agents, with Banc of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2006.
10.2	*^	—	Employment Agreement, dated as of February 3, 2002, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
10.3	*^	—	First Amendment to Employment Agreement, dated January 26, 2004, by and between the Company and Thomas G. Stemberg. Filed as Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended January 31, 2004.
10.4	*^	—	Offer Letter, dated July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 1, 2003.
10.5	*^	—	Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 29, 2006.
10.6	*^	—	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 29, 2006.
10.7	*^	—	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended April 29, 2006.
10.8	*^	—	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended April 29, 2006.
10.9	*^	—	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 29, 2000.
10.10	*^	—	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.11	*^	—	Executive Officer Incentive Plan. Filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
10.12	*^	—	Non-Management Director Compensation Summary. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 29, 2005.
10.13	*+	—	Amended and Restated 2004 Stock Incentive Plan, as amended.
10.14	*+	—	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.15	*+	—	Form of Executive Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.16	*+	—	Form of Performance Share Award Agreement.

10.17	*^	—	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended February 3, 2007.
10.18	*^	—	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2007.
10.19	*^**	—	Performance Share Award Agreement dated March 8, 2007 by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.20	*^	—	Restricted Stock Award Agreement dated March 8, 2007 by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.21	*+	—	Amended and Restated 1992 Equity Incentive Plan, as amended.
10.22	*+	—	Amended and Restated 1990 Director Stock Option Plan, as amended.
10.23	*^	—	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 31, 1998.
10.24	*^	—	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
10.25	*+	—	Amended and Restated 1998 Employee Stock Purchase Plan, as amended.
10.26	*+	—	Amended and Restated International Employee Stock Purchase Plan, as amended.
10.27	*^	—	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.28	*^	—	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.29	*^	—	Executive Life Insurance Program Summary. Filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.30	*+	—	Amended and Restated Supplemental Executive Retirement Plan.
10.31	*^	—	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.32	*^	—	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 30, 2005.
10.33	*^	—	Tax Services Reimbursement Program. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2005.
14.1	^	—	Code of Ethics. Filed as Exhibit 14.1 to the Company's Form 10-K for the fiscal year ended February 3, 2007.
21.1	+	—	Subsidiaries of the Company.
23.1	+	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	+	—	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	—	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	—	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	++	—	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.

**
Portions of the exhibit have been omitted pursuant to a grant of confidential treatment.

^
An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+
Filed herewith.

++
Furnished herewith.