Form 10-Q
period 2008-05-03
STAPLES INC
filed 2008-05-20
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The registrant had 702,121,445 shares of common stock outstanding as of  May 16, 2008.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
May 3, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	May 3,	February 2,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,204,730	$1,245,448
Short-term investments	17,027	27,016
Receivables, net	894,652	822,254
Merchandise inventories, net	2,044,491	2,053,163
Deferred income tax asset	174,693	173,545
Prepaid expenses and other current assets	220,464	233,956
Total current assets	4,556,057	4,555,382

Property and equipment:
Land and buildings	874,526	859,751
Leasehold improvements	1,153,930	1,135,132
Equipment	1,855,981	1,819,381
Furniture and fixtures	888,801	871,361
Total property and equipment	4,773,238	4,685,625
Less accumulated depreciation and amortization	2,628,508	2,524,486
Net property and equipment	2,144,730	2,161,139

Lease acquisition costs, net of accumulated amortization	30,588	31,399
Intangible assets, net of accumulated amortization	227,208	231,310
Goodwill	1,815,265	1,764,928
Other assets	287,667	292,186
Total assets	$9,061,515	$9,036,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,638,284	$1,560,728
Accrued expenses and other current liabilities	955,807	1,025,364
Debt maturing within one year	28,537	23,806
Total current liabilities	2,622,628	2,609,898

Long-term debt	338,380	342,169
Other long-term obligations	362,026	356,043
Minority interest	10,439	10,227

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 869,366,814 shares at May 3, 2008 and 867,366,103 shares at February 2, 2008	522	520
Additional paid-in capital	3,760,126	3,720,319
Cumulative foreign currency translation adjustments	532,205	476,399
Retained earnings	4,774,364	4,793,542
Less: Treasury stock at cost - 165,633,466 shares at May 3, 2008 and 162,728,588 shares at February 2, 2008	(3,339,175)	(3,272,773)
Total stockholders’ equity	5,728,042	5,718,007
Total liabilities and stockholders’ equity	$9,061,515	$9,036,344

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 weeks ended
	May 3,	May 5,
	2008	2007

Sales	$4,884,554	$4,589,465
Cost of goods sold and occupancy costs	3,513,632	3,304,526
Gross profit	1,370,922	1,284,939

Operating and other expenses:
Operating and selling	831,929	759,714
General and administrative	212,872	199,181
Amortization of intangibles	4,156	3,433
Total operating expenses	1,048,957	962,328

Operating income	321,965	322,611

Other income (expense):
Interest income	11,488	15,551
Interest expense	(7,256)	(11,135)
Miscellaneous income (expense)	215	(597)
Income before income taxes and minority interest	326,412	326,430
Income tax expense	114,244	117,515
Income before minority interests	212,168	208,915
Minority interest income	(114)	(228)
Net income	$212,282	$209,143

Earnings Per Share:

Basic earnings per common share	$0.31	$0.29
Diluted earnings per common share	$0.30	$0.29

Dividends declared per common share	$0.33	$0.29

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
Operating Activities:
Net income	$212,282	$209,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,287	93,560
Stock-based compensation	33,362	34,260
Deferred tax benefit	38	23,632
Excess tax benefits from stock-based compensation arrangements	(991)	(12,555)
Other	3,157	(2,587)
Changes in assets and liabilities:
Increase in receivables	(65,186)	(10,272)
Decrease (increase) in merchandise inventories	14,199	(49,600)
Decrease (increase) in prepaid expenses and other assets	16,651	(15,347)
Increase (decrease) in accounts payable	69,182	(11,618)
Decrease in accrued expenses and other liabilities	(91,433)	(134,681)
Increase in other long-term obligations	2,650	55,113
Net cash provided by operating activities	299,198	179,048

Investing Activities:
Acquisition of property and equipment	(73,894)	(64,101)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(7,299)
Proceeds from the sale of short-term investments	9,992	2,137,785
Purchase of short-term investments	(3)	(2,083,962)
Net cash used in investing activities	(63,905)	(17,577)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	5,308	63,933
Proceeds from borrowings	5,996	14,151
Payments on borrowings	(2,262)	(675)
Cash dividends paid	(231,460)	(207,551)
Excess tax benefits from stock-based compensation arrangements	991	12,555
Purchase of treasury stock, net	(66,402)	(195,602)
Net cash used in financing activities	(287,829)	(313,189)

Effect of exchange rate changes on cash and cash equivalents	11,818	17,515

Net decrease in cash and cash equivalents	(40,718)	(134,203)
Cash and cash equivalents at beginning of period	1,245,448	1,017,671
Cash and cash equivalents at end of period	$1,204,730	$883,468

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note A - Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks ended May 3, 2008 (also referred to as the “first quarter of 2008”) and the period covering the thirteen weeks ended  May 5, 2007 (also referred to as the “first quarter of 2007”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

Note B – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective February 3, 2008, the Company adopted SFAS No. 157 for its financial assets.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.  The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

The following table shows assets and liabilities as of May 3, 2008 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Treasury securities	$17,027	—	—
Derivative assets	—	$5,958	—
Derivative liabilities	—	(12,752)	—

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company on February 3, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position.    SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   The Company will adopt this statement as of February 1, 2009.  As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note C – Debt and Credit Agreements

On April 1, 2008, Staples entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper, Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning on the earlier of (i) the date of the initial funding under the 2008 Agreement (which can be no later than February 17, 2009) or (ii) the initial date the Company issues commercial paper in anticipation of its proposed acquisition of the outstanding capital stock of Corporate Express N.V. (“Corporate Express”) and continuing until the date 364 days after the initial funding under the 2008 Agreement, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely for the Company’s proposed acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and for backup for any potential commercial paper program.    Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion.   Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on Staples’ credit rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on Staples’ credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries of Staples that guarantee Staples’ publicly issued notes and its existing revolving credit facility.  Under the 2008 Agreement, Staples agrees to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on Staples’ credit rating.  The 2008 Agreement contains affirmative and negative covenants that are consistent with those contained in Staples’ $750.0 million revolving credit agreement. The 2008 Agreement also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0.  As of May 3, 2008, no borrowings were outstanding under the 2008 Agreement.

On May 5, 2008, Staples entered into the first amendment (the “Amendment”) to the Amended and Restated Revolving Credit Agreement, as amended, dated as of October 13, 2006 (the “Revolving Credit Facility”).  The Amendment was entered into in connection with the proposed acquisition of Corporate Express and provides certain post-acquisition cure periods to allow the Company to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express’ outstanding debt obligations and (ii) under Corporate Express’ and the Company’s outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment does not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirms the obligations of the Company to the lenders and administrative agent who are parties thereto.

There were no instances of default in the first quarter of 2008 under any of the Company’s debt agreements.

Note D – Equity Based Employee Benefit Plans

Staples offers associates share ownership through certain employee benefit plans, including the Employees’ 401(k) Savings Plan (the “401(k) Plan”), the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan.

All U.S. based associates who meet minimum age and length of service requirements are eligible to participate in the 401(k) Plan.  Company contributions to the 401(k) Plan are calculated on a matching formula applied to associates’ contributions that are made in the form of Company common stock and vest ratably over a five year period.  After five years of service, participants are fully vested in all contributions.  Under the Employee Stock Purchase Plans, U.S and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation.  Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants nonqualified stock options and restricted stock and restricted stock units (collectively, “Restricted Shares”) to associates.  The nonqualified stock options and Restricted Shares are restricted in that they are not transferable (i.e. they may not be exercised or sold) until they vest.  Vesting of these awards occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the nonqualified stock option and Restricted Share activity in the first quarter of 2008:

	Nonqualified Stock Options		Restricted Shares
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 2, 2008	51,374,926	$17.90	9,857,269	$24.61
Granted	183,689	21.58	938,647	21.82
Exercised / released	(1,478,855)	15.31	(224,413)	22.11
Canceled	(658,632)	20.22	(229,719)	24.54
Outstanding at May 3, 2008	49,421,128	$17.97	10,341,784	$24.41

Staples also grants performance share awards to certain employees, which are awards of restricted stock that only are issued and vest if the Company meets minimum performance targets (the “Performance Shares”).  If at the end of each three year period, the Company’s performance falls between the minimum and maximum targets, a percentage of the Performance Shares ranging from 90% to 200% will vest depending on the performance achieved.  If the Company does not achieve the minimum performance target, none of the Performance Shares will be issued.

In connection with its equity based employee benefit plans, Staples included approximately $33.4 million and $34.3 million in compensation expense for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  As of May 3, 2008, Staples had $230.4 million of nonqualified stock options and restricted shares to be expensed over the period through January 2012.

Note E - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Net income	$212,282	$209,143
Other comprehensive income:
Foreign currency translation adjustments, net	57,352	105,111
Changes in the fair value of derivatives	(2,666)	(18,550)
Tax effect of changes in the fair value of derivatives	1,120	7,791
Total comprehensive income	$268,088	$303,495

Note F - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2008 and 2007 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Net income	$212,282	$209,143
Denominator:
Weighted-average common shares outstanding	693,402	711,499
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	14,535	17,418
Weighted-average common shares outstanding assuming dilution	707,937	728,917

Basic earnings per common share	$0.31	$0.29
Diluted earnings per common share	$0.30	$0.29

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Staples’ North American Retail and North American Delivery segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers is different.  The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2008 and 2007 and a reconciliation of segment income to income before income taxes and minority interest (in thousands):

	13 Weeks Ended
	May 3, 2008	May 5, 2007
	Sales

North American Retail	$2,408,501	$2,363,603
North American Delivery	1,720,491	1,593,029
International Operations	755,562	632,833
Total reportable segments	$4,884,554	$4,589,465

	Business Unit Income

North American Retail	$168,242	$189,552
North American Delivery	163,262	151,830
International Operations	23,823	15,489
Business unit income	$355,327	$356,871
Stock-based compensation	(33,362)	(34,260)
Total segment income	321,965	322,611
Interest and other income, net	4,447	3,819
Income before income taxes and minority interest	$326,412	$326,430

Note H - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% Senior Notes (the “Notes”), the Revolving Credit Facility and the 2008 Agreement, certain subsidiaries guarantee repayment of the debt. The Notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore,  LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries as of and for the thirteen weeks ended May 3, 2008 and May 5, 2007.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of May 3, 2008

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$483,051	$38,690	$682,989	$—	$1,204,730
Short-term investments	17,027	—	—	—	17,027
Merchandise inventories	—	1,250,432	794,059	—	2,044,491
Other current assets	48,491	701,829	539,489	—	1,289,809
Total current assets	548,569	1,990,951	2,016,537	—	4,556,057
Net property, equipment and other assets	343,821	1,309,238	1,037,134	—	2,690,193
Goodwill	290,759	154,527	1,369,979	—	1,815,265
Investment in affiliates and intercompany, net	(1,260,587)	3,268,078	3,412,879	(5,420,370)	—
Total assets	$(77,438)	$6,722,794	$7,836,529	$(5,420,370)	$9,061,515

Total current liabilities	$232,100	$1,230,899	$1,159,629	$—	$2,622,628
Total long-term liabilities	124,693	475,978	99,735	—	700,406
Minority interest	—	—	10,439	—	10,439
Total stockholders’ equity	(434,231)	5,015,917	6,566,726	(5,420,370)	5,728,042
Total liabilities and stockholders’ equity	$(77,438)	$6,722,794	$7,836,529	$(5,420,370)	$9,061,515

Condensed Consolidating Balance Sheet

As of February 2, 2008

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$638,543	$42,612	$564,293	$—	$1,245,448
Short-term investments	27,016	—	—	—	27,016
Merchandise inventories	—	1,271,978	781,185	—	2,053,163
Other current assets	38,343	632,238	559,174	—	1,229,755
Total current assets	703,902	1,946,828	1,904,652	—	4,555,382
Net property, equipment and other assets	354,949	1,326,736	1,034,349	—	2,716,034
Goodwill, net of amortization	296,511	154,527	1,313,890	—	1,764,928
Investment in affiliates and intercompany, net	(1,055,173)	3,069,532	3,070,975	(5,085,334)	—
Total assets	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

Total current liabilities	$340,421	$1,150,712	$1,118,765	$—	$2,609,898
Total long-term liabilities	128,300	472,554	97,358	—	698,212
Minority interest	—	—	10,227	—	10,227
Total stockholders’ equity	(168,532)	4,874,357	6,097,516	(5,085,334)	5,718,007
Total liabilities and stockholders’ equity	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 3, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,129,692	$1,754,862	$4,884,554
Cost of goods sold and occupancy costs	3,169	2,303,760	1,206,703	3,513,632
Gross profit	(3,169)	825,932	548,159	1,370,922
Operating and other expenses	10,756	641,458	392,296	1,044,510
Income (loss) before income taxes and minority interest	(13,925)	184,474	155,863	326,412
Income tax expense	—	59,358	54,886	114,244
Income (loss) before minority interests	(13,925)	125,116	100,977	212,168
Minority interest income	—	—	(114)	(114)
Net income (loss)	$(13,925)	$125,116	$101,091	$212,282

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 5, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,038,042	$1,551,423	$4,589,465
Cost of goods sold and occupancy costs	1,979	2,225,558	1,076,989	3,304,526
Gross profit	(1,979)	812,484	474,434	1,284,939
Operating and other expenses	8,212	616,525	333,772	958,509
Income (loss) before income taxes and minority interest	(10,191)	195,959	140,662	326,430
Income tax expense	—	94,541	22,974	117,515
Income (loss) before minority interests	(10,191)	101,418	117,688	208,915
Minority interest income	—	—	(228)	(228)
Net income (loss)	$(10,191)	$101,418	$117,916	$209,143

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 3, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$134,649	$33,626	$130,923	$299,198
Investing Activities:
Acquisition of property and equipment	(11,621)	(38,182)	(24,091)	(73,894)
Purchase of short-term investments	(3)	—	—	(3)
Proceeds from the sale of short-term investments	9,992	—	—	9,992
Cash used in investing activities	(1,632)	(38,182)	(24,091)	(63,905)
Financing Activities:
Payments on borrowings	(2,262)	—	—	(2,262)
Purchase of treasury stock	(66,402)	—	—	(66,402)
Excess tax benefits from stock-based compensation arrangements	311	634	46	991
Cash dividends paid	(231,460)	—	—	(231,460)
Other	11,304	—	—	11,304
Cash (used in) provided by financing activities	(288,509)	634	46	(287,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	11,818	11,818
Net (decrease) increase in cash and cash equivalents	(155,492)	(3,922)	118,696	(40,718)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$483,051	$38,690	$682,989	$1,204,730

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 5, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$91,519	$20,391	$67,138	$179,048
Investing Activities:
Acquisition of property and equipment	(6,796)	(37,256)	(20,049)	(64,101)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	—	(7,299)	(7,299)
Purchase of short-term investments	(2,083,962)	—	—	(2,083,962)
Proceeds from the sale of short-term investments	2,137,785	—	—	2,137,785
Cash provided by (used in) investing activities	47,027	(37,256)	(27,348)	(17,577)
Financing Activities:
Payments on borrowings	(675)	—	—	(675)
Purchase of treasury stock	(195,602)	—	—	(195,602)
Excess tax benefits from stock-based compensation arrangements	8,091	4,320	144	12,555
Cash dividends paid	(207,551)	—	—	(207,551)
Other	78,084	—	—	78,084
Cash (used in) provided by financing activities	(317,653)	4,320	144	(313,189)
Effect of exchange rate changes on cash and cash equivalents	—	—	17,515	17,515
Net (decrease) increase in cash and cash equivalents	(179,107)	(12,545)	57,449	(134,203)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$297,442	$37,142	$548,884	$883,468

Note I – Commitments and Contingencies

The Company is involved from time to time in litigation arising from the operation of its business that is considered routine and incidental to its business; however, the Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

Note J – Proposed Acquisition of Corporate Express

On February 19, 2008, the Company announced that it had made a proposal to Corporate Express, a Dutch office products distributor with operations in North America, Europe and Australia, to acquire all of the outstanding ordinary shares and American Depository Shares (the “ADSs”) for a cash consideration of 7.25 Euros per share.

On March 18, 2008, the Company confirmed its intention to make a public offer for all of the outstanding ordinary shares and ADSs of Corporate Express for a price of 7.25 Euros per share and further confirmed that preparations were well under way for the offer.  In addition, Staples confirmed its intention to make a public offer for the Corporate Express preference shares A (the “Preference Shares”) and 2% subordinated convertible bonds due 2010 issued by Corporate Express in the principal amount of 115 million Euros (the “Convertible Bonds”).

On April 1, 2008, the Company announced that it had entered into the 2008 Agreement to finance the proposed acquisition (see Note C).  This $3.0 billion financing, together with the Company’s cash reserves and Revolving Credit Facility, are expected to be sufficient to finance Staples’ acquisition of Corporate Express.

On May 13, 2008, the Company announced its intention to proceed with an offer to acquire all of the outstanding ordinary shares and ADSs of Corporate Express at an increased price of 8.00 Euros per share, following approval of the offer from the Netherlands Authority for the Financial Markets.   The Company stated that it expected the offer would extend to the Corporate Express Preference Shares and Convertible Bonds.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The offer would include a minimum acceptance condition of 75 percent of issued and outstanding ordinary shares, including the ordinary shares underlying the ADSs.  The Company also announced that it had received antitrust clearance for the proposed acquisition in the United States, and had initiated the required regulatory processes in Europe and Canada for the transaction.

On May 19, 2008, the Company announced the launch of a tender offer in the Netherlands to purchase all of the issued and outstanding ordinary shares, ADSs, Preference Shares and Convertible Bonds of Corporate Express, and the Company announced that it intends to launch tender offers shortly for the 8.25% Senior Subordinated Notes due July 1, 2014 (the “2014 Notes”) and the 7.875% Senior Subordinated Notes due March 1, 2015 (the “2015 Notes”) of Corporate Express U.S. Finance Inc. (formerly known as Buhrmann US Inc.), a wholly owned subsidiary of Corporate Express. The offer is to acquire all of the outstanding ordinary shares and ADSs of Corporate Express at a price of 8.00 Euros per share, expires, subject to extension, on June 27, 2008, and includes, among other things, a minimum acceptance condition on obtaining valid acceptance from 75 percent of the issued and outstanding ordinary shares, including the ordinary shares underlying the ADSs.

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

•                  assessment of the outcome and financial impact of litigation and other governmental proceedings and the potential impact of unasserted claims;

•                  assessment of market risks relating to interest rates and currency rate fluctuations;

•                  projected improvements to our infrastructure and impact of such improvements on our business and operations;

•                  assessment of competitors and potential competitors;

•                  potential mergers, acquisitions or joint ventures, including our proposal to acquire all of the outstanding capital stock of Corporate Express N.V. (“Corporate Express”); and

•                  assessment of the impact of recent tax legislation and accounting pronouncements.

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

Overview

The first quarter of 2008 produced positive results.   We reached $4.9 billion in sales, with sales growth of 6% compared to the first quarter of 2007.  We continue to execute our business strategy and make significant investments to improve our business during a time of slower economic growth.  Major contributors to the first quarter of 2008 results are summarized below and reviewed further in the Consolidated Performance and Segment Performance discussions.

•                  North American Delivery drove strong sales growth and achieved excellent customer service, growing sales 8.0% while maintaining its business unit income rate of 9.5%.

•                  International Operations continued to grow sales and drive profit improvement, growing sales 19.4% and raising its business unit income rate to 3.2% from 2.4%.

•                  North American Retail’s comparable store sales declined 6% and business unit income rate fell to 7.0% from 8.0% but maintained strong profitability in a challenging economic environment.

•                  We opened 35 new stores in North America and 3 new stores in Europe.   We now operate 2,076 stores worldwide.

•                  Operating cash flow increased to $299 million.

Results of Operations

We have provided below a summary of our operating results at the consolidated level, followed by an overview of our segment performance.

Consolidated Performance:

Net income for the first quarter of 2008 was $212.3 million or $0.30 per diluted share compared to $209.1 million or $0.29 per diluted share for the first quarter of 2007, an increase in net income of 2%. Our results for the first quarter of 2008 were achieved by continuing to focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  This includes delivering on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, the continued success of our customer acquisition and retention efforts, and expense control were key drivers of our results in the first quarter of 2008.

Sales:  Sales for the first quarter of 2008 were $4.9 billion, an increase of 6.4% from the first quarter of 2007. Comparable sales for our North American Retail locations decreased 6% for the first quarter of 2008 and comparable sales for our International retail locations increased 4% for the first quarter of 2008. We had 2,076 open stores as of May 3, 2008 compared to 1,927 stores as of May 5, 2007 and 2,038 stores as of February 2, 2008.  This includes 38 stores opened during the first quarter of 2008. North American Delivery sales increased 8.0% for the first quarter of 2008.  Total International sales increased 19.4% for the first quarter of 2008.

Our sales growth in the first quarter of 2008 reflects increases in sales of ink and toner, core office supplies, computers and paper, as well as our continued focus on customer service, and the continued success of our customer acquisition and retention efforts in our North American Delivery business.  The increase in total sales also reflects the positive impact of foreign exchange rates of $153.8 million for the first quarter of 2008.

Gross Profit: Gross profit as a percentage of sales was 28.1% for the first quarter of 2008 compared to 28.0% for the first quarter of 2007. The increase in the gross profit rate for 2008 from 2007 is primarily due to an improvement in product margin rate in our North American Retail and North American Delivery segments as well as improvements in supply chain, partially offset by deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail.

Operating and Selling Expenses:  Operating and selling expenses, which consist of payroll, advertising and other operating expenses, were 17.0% of sales for the first quarter of 2008 compared to 16.6% for the first quarter of 2007. The increase in operating expenses as a percentage of sales for the first quarter of 2008 primarily reflects deleverage in fixed expenses on a decrease in comparable store sales in North American Retail and investments in share of wallet initiatives and catalog marketing in North American Delivery, partially offset by our continued focus on expense control.

General and Administrative Expenses:  General and administrative expenses as a percentage of sales were 4.4% for the first quarter of 2008 compared to 4.3% for the first quarter of 2007.  This reflects our continued focus on expense control.

Amortization of Intangibles: Amortization of intangibles was $4.2 million for the first quarter of 2008 compared to $3.4 million for the first quarter of 2007, reflecting the amortization of certain trade names, customer-related intangible assets and noncompetition agreements.

Interest income: Interest income decreased to $11.5 million in the first quarter of 2008 from $15.6 million in the first quarter of 2007.  The decrease in interest income for the first quarter of 2008 is primarily due to a decrease in our average cash and short-term investment portfolio.

Interest expense: Interest expense decreased to $7.3 million for the first quarter of 2008 from $11.1 million for the first quarter of 2007.  The decrease in interest expense for the first quarter of 2008 is primarily due to the repayment of our $200.0 million 7.125% senior notes in August 2007, combined with a decrease in interest rates.  We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  As a result of fluctuations in interest rates relative to the LIBOR benchmark in our swap agreements, these interest rate swap agreements had a negative impact on interest expense in 2008 and 2007.  Excluding the impact of our interest rate swap agreements, interest expense would have been $7.2 million for the first quarter of 2008 and $10.9 million for the first quarter of 2007.

Miscellaneous income (expense):  Miscellaneous income was $0.2 million for the first quarter of 2008 and miscellaneous expense was $0.6 million for the first quarter of 2007. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 35.0% for the first quarter of 2008 and 36.0% for the first quarter of 2007.  The decrease in our effective tax rate in 2008 was due to geographical changes in the mix of earnings.

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

The following tables provide a summary of our sales and business unit income by reportable segment.   Business unit income excludes stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles and non-recurring items (see reconciliation of total segment income to consolidated income before income taxes and minority interest in Note G to the Consolidated Financial Statements):

	(Amounts in thousands)		May 3, 2008	May 5, 2007
	13 Weeks Ended		Increase From	Increase From
	May 3, 2008	May 5, 2007	Prior Year	Prior Year
Sales:
North American Retail	$2,408,501	$2,363,603	1.9%	2.5%
North American Delivery	1,720,491	1,593,029	8.0%	14.8%
International Operations	755,562	632,833	19.4%	16.2%
Total sales	$4,884,554	$4,589,465	6.4%	8.3%

	(Amounts in thousands)
	13 Weeks Ended		May 3, 2008	May 5, 2007
	May 3, 2008	May 5, 2007	% of Sales	% of Sales

Business Unit Income:
North American Retail	$168,242	$189,552	7.0%	8.0%
North American Delivery	163,262	151,830	9.5%	9.5%
International Operations	23,823	15,489	3.2%	2.4%
Business unit income	355,327	356,871	7.3%	7.8%
Stock-based compensation	(33,362)	(34,260)	(0.7)%	(0.8)%
Total segment income	$321,965	$322,611	6.6%	7.0%

North American Retail: Sales increased 1.9% for the first quarter of 2008 compared to the first quarter of 2007.  The growth primarily reflects non-comparable store sales and the positive impact of Canadian exchange rates to the U.S. dollar of $71.8 million, partially offset by a 6% decrease in comparable store sales reflecting reduced traffic and average order size.   We added 35 stores to the North American store base in the first quarter of 2008.  As of May 3, 2008, the North American store base included 1,773 open stores compared to 1,644 stores as of May 5, 2007 and 1,738 stores as of February 2, 2008. Our comparable store sales decrease in 2008 reflects negative performance in core office supplies, business machines, furniture and computer peripherals, partially offset by positive performance in ink and toner.

Business unit income as a percentage of sales decreased to 7.0% for the first quarter of 2008 from 8.0% for the first quarter of 2007. The decrease in business unit income primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales, partially offset by an increase in product margin rate, including increased sales in higher margin Staples brand products, improvements in supply chain, as well as our focus on expense control.

North American Delivery: Sales increased 8.0% for the first quarter of 2008 compared to the first quarter of 2007. The sales growth for the first quarter of 2008 reflects the continued success of our customer acquisition and retention efforts and non-comparable sales from our recent acquisitions, partially offset by lower sales to existing customers.

Business unit income as a percentage of sales was flat at 9.5% for the first quarter of 2008 and 2007.  This primarily reflects improvement in our supply chain and product margin rate, offset by our investments in share of wallet initiatives and catalog marketing.

International Operations: Sales increased 19.4% for the first quarter of 2008 compared to the first quarter of 2007.  The sales growth in 2008 primarily reflects the positive impact of foreign exchange rates of $71.9 million, growth in local currency in all of our International businesses, as well as an increase in comparable store sales of 4% in Europe.  As of May 3, 2008, the international store base included 303 open stores compared to 283 stores as of May 5, 2007 and 300 stores as of February 2, 2008.

Business unit income as a percentage of sales increased to 3.2% for the first quarter of 2008 from 2.4% for the first quarter of 2007.  The increase in business unit income primarily reflects supply chain improvements and leverage of fixed expenses on higher sales in our European businesses, along with improvement in product margin rates due to mix, better buying, own brand penetration in our European businesses, as well as our continued focus on expense control.

Stock-Based Compensation: Stock-based compensation decreased to $33.4 million in the first quarter of 2008 from $34.3 million in the first quarter of 2007. Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(k) savings plan. The decrease in the first quarter of 2008 primarily reflects changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 4, 2008, in Note A of the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to the Accounting Policies or our application of the Accounting Policies since March 4, 2008.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $299.2 million for the first quarter of 2008 compared to $179.0 million for the first quarter of 2007.  The increase in operating cash flow from 2007 to 2008 is primarily due to an improvement in working capital.

Cash used in investing activities was $63.9 million for the first quarter of 2008 compared to $17.6 million for the first quarter of 2007. This change is primarily due to fluctuations in our short-term investment portfolio.  While maintaining our overall investment guidelines, we shift between cash and cash equivalents, including commercial paper and money market investments, and short-term investments, including municipal bonds and Treasury securities as the risk, rates of return and attractiveness of these asset classes change.  As of May 3, 2008, our short-term investment portfolio consisted exclusively of treasury securities.

Cash used in financing activities was $287.8 million for the first quarter of 2008 compared to $313.2 million for the first quarter of 2007.  Cash used in financing activities primarily relates to cash used for the payment of our annual cash dividend and the purchase of shares under our share repurchase program, offset by cash received upon the exercise of employee stock options.  On April 17, 2008, we paid a cash dividend of $0.33 per outstanding common share, or $231.5 million in the aggregate, to shareholders of record on March 28, 2008.  The dividend declared and paid in 2008 represents an increase of 14% over the per share value of the cash dividend declared and paid in 2007.  Under our share repurchase program, we repurchased 2.8 million shares for $65.0 million in the first quarter of 2008 and 7.2 million shares for $187.8 million in the first quarter of 2007.   At the present time, we have suspended our share repurchase program in anticipation of the acquisition of Corporate Express.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our main revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.

We had $2.01 billion in total cash, short-term investments and funds available through credit agreements (excluding the 2008 Agreement described below) at May 3, 2008, which consisted of $791.1 million of available credit, $1.20 billion of cash and cash equivalents and $17.0 million of short-term investments.

A summary, as of May 3, 2008, of balances available under credit agreements and debt outstanding (excluding the 2008 Agreement described below) is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Revolving Credit Facility effective through October 2011	$675,946	—
Senior Notes due October 2012	—	$325,000
Lines of credit	115,173	681
Capital leases and other notes payable	—	35,278
Total	$791,119	$360,959

We issue letters of credit under our revolving credit facility in the ordinary course of business.  At May 3, 2008, we had $74.1 million of open letters of credit, thus reducing the available credit under our revolving credit facility from $750.0 million to $675.9 million.

In addition to the amounts disclosed above, on April 1, 2008, we entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper, Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc, as lead arranger and bookrunner, for a commitment period beginning on the earlier of (i) the date of initial funding under the 2008 Agreement (which can be no later than February 17, 2009) or (ii) the initial date we issue commercial paper in anticipation of our proposed acquisition of the outstanding capital stock of Corporate Express and continuing until the date 364 days after the initial funding under the 2008 Agreement, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely for our proposed acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and for backup for any potential commercial paper program.  Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion.  Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on our credit rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on our credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes and our existing revolving credit facility.  Under the 2008 Agreement, we agree to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on our credit rating.  The 2008 Agreement contains affirmative and negative covenants that are consistent with those contained in our $750.0 million revolving credit agreement. The 2008 Agreement also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0. As of May 3, 2008, no borrowings were outstanding under the 2008 Agreement.

On May 5, 2008, we entered into the first amendment (the “Amendment”) to our Amended and Restated Revolving Credit Agreement, as amended, dated as of October 13, 2006 (the “Revolving Credit Facility”).  The Amendment was entered into in connection with our proposed acquisition of Corporate Express and provides certain post-acquisition cure periods to allow us to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express’  outstanding debt obligations and (ii) under Corporate Express’ and our outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express.  The Amendment does not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirms our obligations to the lenders and administrative agent who are parties thereto.

After taking into our account our proposed acquisition of Corporate Express, we expect that our cash generated from operations, together with our current cash, short-term investments and funds available under our revolving credit facilities, will be sufficient to fund our planned store openings and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our strong financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through an annual cash dividend.  Based on our credit metrics and our liquidity position, we may also return capital to our shareholders through our share repurchase program.  At the present time, we have suspended our share repurchase program in anticipation of the acquisition of Corporate Express.

We currently plan to spend approximately $425 million on capital expenditures during the last three quarters of 2008 related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service.  We expect to open approximately 80 new stores in North America, Europe and Asia during the last three quarters of 2008.  We may also use additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits, such as our proposal to acquire Corporate Express.  However, we have most recently targeted and expect to continue to target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long-term meaningful drivers of our business, and financed from our operating cash flows.

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

We paid a cash dividend of $0.33 per share of common stock on April 17, 2008 to shareholders of record on March 28, 2008, resulting in a total dividend payment of $231.5 million.  In 2007, we paid a cash dividend of $0.29 per share of common stock on April 19, 2007 to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million.   While it is our intention to pay annual cash dividends in years following 2008, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Proposed Acquisition of Corporate Express

On February 19, 2008, we announced that we had made a proposal to Corporate Express, a Dutch office products distributor with operations in North America, Europe and Australia, to acquire all of its outstanding ordinary shares and American Depositary Shares (the “ADSs”) for a cash consideration of 7.25 Euros per share.

On March 18, 2008, we confirmed our intention to make a public offer for all of the outstanding ordinary shares and ADSs of Corporate Express for a price of 7.25 Euros per share and further confirmed that preparations were well under way for the offer.  In addition, we confirmed our intention to make a public offer for the Corporate Express preference shares A (the “Preference Shares”) and 2% subordinated convertible bonds due 2010 issued by Corporate Express in the principal amount of 115 million Euros (the “Convertible Bonds”).

On April 1, 2008, we announced that we had entered into the 2008 Agreement to finance the proposed acquisition.  This $3.0 billion financing, together with our cash reserves and Revolving Credit Facility, are expected to be sufficient to finance our acquisition of Corporate Express.

On May 13, 2008, we announced our intention to proceed with an offer to acquire all of the outstanding ordinary shares and ADSs of Corporate Express at an increased price of 8.00 Euros per share, following approval of the offer from the Netherlands Authority for the Financial Markets.  We expect the offer would extend to the Corporate Express Preference Shares and Convertible Bonds.  The offer would include a minimum acceptance condition of 75 percent of the issued and outstanding ordinary shares, including the ordinary shares underlying the ADSs.  We also announced that we had received antitrust clearance for the proposed acquisition in the United States, and had initiated the required regulatory processes in Europe and Canada for the transaction.

On May 19, 2008, we announced the launch of a tender offer in the Netherlands to purchase all of the issued and outstanding ordinary shares, ADSs, Preference Shares and Convertible Bonds of Corporate Express, and we announced that we intend to launch tender offers shortly for the 8.25% Senior Subordinated Notes due July 1, 2014 (the “2014 Notes”) and the 7.875% Senior Subordinated Notes due March 1, 2015 (the “2015 Notes”) of Corporate Express U.S. Finance Inc. (formerly known as Buhrmann US Inc.), a wholly owned subsidiary of Corporate Express.  The offer is to acquire all of the outstanding ordinary shares and ADSs of Corporate Express at a price of 8.00 Euros per share, expires, subject to extension, on June 27, 2008, and includes, among other things, a minimum acceptance condition on obtaining valid acceptance from 75 percent of the issued and outstanding ordinary shares, including the ordinary shares underlying the ADSs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

At May 3, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2008.  More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-10 of our Annual Report on Form 10-K filed on March 4, 2008 for the year ended February 2, 2008.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 3, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 3, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II  –  OTHER INFORMATION

Item 1A. Risk Factors

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K to, among other things, update the risk factor relating to our proposed acquisition of Corporate Express and the risk factor relating to our debt level and operating lease commitments.

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

We strive to differentiate ourselves from our competitors in part by executing our brand promise: we make buying office products easy. This involves, among other things, offering our customers a broad selection of products, convenient store locations, and reliable and fast order delivery.  Many of our competitors, however, have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Some of our current and potential competitors are larger than we are and have substantially greater financial resources that may be devoted to sourcing, promoting and selling their products.  If we fail to execute on our brand promise or are otherwise unable to differentiate ourselves from our competitors, we may be unable to attract and retain customers.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets.  We currently plan to open approximately 80 new stores in North America, Europe and Asia during the last three quarters of 2008.  For our growth strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases on acceptable terms.  In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.

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

On February 19, 2008, we announced that we had made a proposal to Corporate Express NV, a Dutch office products distributor with operations in North America, Europe and Australia to acquire all of its ordinary shares for total cash consideration of 7.25 Euros per ordinary share.  Corporate Express, in a public statement issued the same day, rejected our proposal.  We confirmed our intention to pursue our proposal on March 18, 2008 and on May 13, 2008 announced that we intended to proceed with the transaction at a proposed purchase price of 8.00 Euros per ordinary share following approval of the offer by the Netherlands Authority for the Financial Markets.  This proposal was also rejected by Corporate Express.  On May 19, 2008, we announced the launch of a tender offer in the Netherlands to purchase all of the outstanding capital stock of Corporate Express and the Convertible Bonds, and we expect to launch shortly a tender offer for the 2014 Notes and 2015 Notes.  We cannot provide any assurances that the proposed acquisition will be consummated.  If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business.  Even if we consummate the proposed acquisition of Corporate Express, we may not realize any of the anticipated benefits of the acquisition, and we may encounter difficulties in the integration of the operations of Corporate Express, which could adversely affect our combined business and financial performance.

We may be unable to attract and retain qualified associates.

Our retail and delivery customers value courteous and knowledgeable associates, and an important part of our “Easy” brand strategy is providing our customers with a positive customer service experience.  Accordingly, our performance is dependent on attracting and retaining a large and growing number of qualified associates.  We face intense competition for qualified associates.  We face even tighter labor markets as we expand into emerging markets such as India and China.  Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs generally while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.  In addition, as our workforce expands, we are subject to greater scrutiny by private litigants regarding compliance with local and national labor regulations, which in turn increases our labor costs.   If we are unable to attract and retain a sufficient number of qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

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

We currently operate in 21 different countries outside the United States and may enter new international markets.  Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.  Ensuring such compliance may require that we implement new operational systems and financial controls that may be expensive and divert management’s time from implementing our growth strategies.  In addition, cultural differences and differences in the business climate in our international markets may cause customers to be less receptive to our business model than we expect.  Other factors that may also have an adverse impact on our international operations include increased local competition, foreign currency fluctuations, unfavorable foreign trade policies and unstable political and economic conditions.

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

Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility in responding to changing market conditions and could make us more vulnerable in the event of a downturn in our business. In addition, our level of indebtedness combined with the recent tightening of the global credit market may have other important consequences, including: restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business. We recently entered into a new $3.0 billion credit agreement in connection with our proposed acquisition of Corporate Express, including related transaction fees, costs and expenses, which may further restrict our flexibility or result in the consequences described above.  In such a situation, additional funds may not be available on satisfactory terms when needed, or at all, whether in the next twelve months or thereafter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table provides information about our purchases of our common stock during the first quarter of fiscal 2008.

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 3, 2008 – March 1, 2008	2,592,553	$22.91	2,589,500	$1,013,451,000
March 2, 2008 – April 5, 2008	303,118	$22.14	255,000	$1,007,805,000
April 6, 2008 – May 3, 2008	9,207	N/A	—	$1,007,805,000
Total for the First Quarter of Fiscal 2008	2,904,878	$22.84	2,844,500	$1,007,805,000

(1)   Includes a total of 60,378 shares of our common stock withheld during the first quarter of our 2008 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)   Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)   On June 14, 2007, we announced that our Board of Directors approved the repurchase of up to $1.5 billion of common stock.  Our October 2005 share repurchase program was terminated and replaced by this June 2007 share repurchase program, effective as of the stock market opening on July 9, 2007.  The June 2007 share repurchase program has no expiration date.

Item 6.  Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference,  are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAPLES, INC.

Date: May 19, 2008	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1 +	Non-Management Director Compensation Summary
10.2 +	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan
10.3 +	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan
10.4

Credit Agreement dated as of April 1, 2008 by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2008 (File No. 000-17586) and incorporated herein by reference

10.5

Amendment No. 1 to the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, and HSBC Bank USA, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as Co-Documentation Agents, with Bank of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-17586) and incorporated herein by reference

31.1 +	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 +	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 ++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+    Filed herewith

++  Furnished herewith