Form 10-Q
period 2008-08-02
STAPLES INC
filed 2008-09-03
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The registrant had 711,039,601 shares of common stock outstanding as of August 29, 2008.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
August 2, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	August 2,	February 2,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$258,444	$1,245,448
Short-term investments	—	27,016
Receivables, net	2,230,032	822,254
Merchandise inventories, net	2,934,892	2,053,163
Deferred income tax asset	167,173	173,545
Prepaid expenses and other current assets	269,598	233,956
Total current assets	5,860,139	4,555,382

Property and equipment:
Land and buildings	1,161,686	859,751
Leasehold improvements	1,165,106	1,135,132
Equipment	2,081,470	1,819,381
Furniture and fixtures	908,673	871,361
Total property and equipment	5,316,935	4,685,625
Less accumulated depreciation and amortization	2,727,429	2,524,486
Net property and equipment	2,589,506	2,161,139

Lease acquisition costs, net of accumulated amortization	29,967	31,399
Intangible assets, net of accumulated amortization	1,075,068	231,310
Goodwill	4,443,547	1,764,928
Other assets	1,210,517	292,186
Total assets	$15,208,744	$9,036,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,799,763	$1,560,728
Accrued expenses and other current liabilities	1,017,419	1,025,364
Commerical paper	2,992,993	—
Debt maturing within one year	584,290	23,806
Total current liabilities	7,394,465	2,609,898

Long-term debt	864,843	342,169
Other long-term obligations	928,236	356,043
Minority interest	80,327	10,227

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 878,326,991 shares at August 2, 2008 and 867,366,103 shares at February 2, 2008	527	520
Additional paid-in capital	3,878,412	3,720,319
Cumulative foreign currency translation adjustments	489,931	476,399
Retained earnings	4,924,590	4,793,542
Less: Treasury stock at cost - 166,244,823 shares at August 2, 2008 and 162,728,588 shares at February 2, 2008	(3,352,587)	(3,272,773)
Total stockholders’ equity	5,940,873	5,718,007
Total liabilities and stockholders’ equity	$15,208,744	$9,036,344

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Sales	$5,074,720	$4,290,424	$9,959,274	$8,879,889
Cost of goods sold and occupancy costs	3,723,218	3,080,057	7,236,850	6,384,583
Gross profit	1,351,502	1,210,367	2,722,424	2,495,306

Operating and other expenses:
Selling, general and administrative	1,091,664	926,016	2,136,465	1,884,911
Integration and restructuring costs	163	—	163	—
Amortization of intangibles	14,259	3,877	18,415	7,310
Total operating expenses	1,106,086	929,893	2,155,043	1,892,221

Operating income	245,416	280,474	567,381	603,085

Other income (expense):
Interest income	6,293	10,630	17,781	26,181
Interest expense	(21,190)	(11,065)	(28,446)	(22,200)
Miscellaneous expense	(604)	(892)	(389)	(1,489)
Income before income taxes and minority interests	229,915	279,147	556,327	605,577
Income tax expense	77,700	100,493	191,944	218,008
Income before minority interests	152,215	178,654	364,383	387,569
Minority interests	1,982	(174)	1,868	(402)
Net income	$150,233	$178,828	$362,515	$387,971

Earnings Per Share:

Basic earnings per common share	$0.22	$0.25	$0.52	$0.55
Diluted earnings per common share	$0.21	$0.25	$0.51	$0.53

Dividends declared per common share	$—	$—	$0.33	$0.29

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
Operating Activities:
Net income	$362,515	$387,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,906	186,635
Amortization of debt issuance costs	3,514	—
Stock-based compensation	86,797	83,118
Deferred tax benefit	14,419	21,839
Excess tax benefits from stock-based compensation arrangements	(2,421)	(15,973)
Other	4,593	373
Changes in assets and liabilities:
Increase in receivables	(58,603)	(45,731)
Increase in merchandise inventories	(147,943)	(259,261)
Decrease (increase) in prepaid expenses and other assets	20,324	(56,166)
Increase in accounts payable	103,150	81,086
Decrease in accrued expenses and other liabilities	(495,876)	(259,673)
Increase in other long-term obligations	72,545	82,006
Net cash provided by operating activities	187,920	206,224

Investing Activities:
Acquisition of property and equipment.	(168,663)	(205,574)
Acquisition of businesses and investments in joint ventures, net of cash acquired	(4,381,780)	(178,295)
Proceeds from the sale of short-term investments	27,019	3,415,874
Purchase of short-term investments	(3)	(3,123,358)
Net cash used in investing activities	(4,523,427)	(91,353)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	70,683	109,030
Proceeds from issuance of commercial paper, net of repayments	2,992,993	—
Proceeds from borrowings	650,809	17,224
Payments on borrowings	(52,328)	(3,213)
Payment of debt issuance costs	(15,850)	—
Cash dividends paid	(231,465)	(207,552)
Excess tax benefits from stock-based compensation arrangements	2,421	15,973
Purchase of treasury stock, net	(79,814)	(393,864)
Net cash provided by (used in) financing activities	3,337,449	(462,402)

Effect of exchange rate changes on cash and cash equivalents	11,054	21,776

Net decrease in cash and cash equivalents	(987,004)	(325,755)
Cash and cash equivalents at beginning of period	1,245,448	1,017,671
Cash and cash equivalents at end of period	$258,444	$691,916

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”), and the recent acquisition of Corporate Express N.V. (“Corporate Express”) (see Note C).  These financial statements are for the period covering the thirteen and twenty-six weeks ended August 2, 2008 (also referred to as the “second quarter of 2008” and the “first half of 2008”, respectively) and the period covering the thirteen and twenty-six weeks ended August 4, 2007 (also referred to as the “second quarter of 2007” and the “first half of 2007”, respectively).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note B – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective February 3, 2008, the Company adopted SFAS No. 157 for its financial assets.  The adoption had no impact on the Company’s financial position, results of operations or cash flows.  The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

The following table shows assets and liabilities as of August 2, 2008 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$3,688	—
Derivative liabilities	—	(12,319)	—

In September 2006, the FASB issued SFAS No. 158, “Employers: Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires deferred pension gains and losses to be reflected in accumulated other comprehensive income and requires that the valuation date of plan accounts be changed to the end of the company’s fiscal year, with that change required to be implemented for fiscal years ending after December 15, 2008.  The Company will adopt the provisions of SFAS No. 158 in fiscal 2008 as a result of the assumption of pension plans in connection with the acquisition of Corporate Express (see Note C).  This adoption will have no impact on the Company’s financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company on February 3, 2008.  The adoption of SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company will adopt this statement as of February 1, 2009.  As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on the Company’s financial condition, results of operations or cash flows.

Note C – Business Acquisition

In July 2008, Staples acquired Corporate Express N.V. (“Corporate Express”), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock.  The acquisition of Corporate Express establishes a contract business in Europe and Canada and increases its contract business in the United States.  The acquisition also extends Staples geographic reach to Australia and New Zealand.  As a result of the acquisition, the Company has operations in 27 countries.

The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock and for the repayment of most of Corporate Express debt was funded primarily with the sale of notes under the Commercial Paper Program, which is backstopped by the 2008 Agreement, and additional funds from the 2008 Term Credit Facility, the Company’s existing Revolving Credit Facility (each as described in Note D), and the Company’s available cash and short-term investments.

At the time the tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples intends by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code.  In July 2008, Staples also acquired all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.

The operating results of Corporate Express have been included in the condensed consolidated financial statements since July 2, 2008, the date Staples declared the terms of the tender offer unconditional.  The Corporate Express results are reported in Staples’ North American Delivery and International Operations for segment reporting.

The acquisition is being accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”.  Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.

The purchase price allocation, including an independent appraisal for certain tangible and intangible assets, has been prepared on a preliminary basis based on the information that was available to management at the time the Condensed Consolidated Financial Statements were prepared, and revisions to the preliminary purchase price allocation are expected as additional information becomes available.

The Company has not finalized its integration and restructuring plans for Corporate Express, including severance, facility closures, systems consolidation and tax elections, the results of which will impact the final purchase price allocation.  This may also include asset impairments related to Staples historical operations as its corporate infrastructure and related assets adapt to business changes.  These amounts will be recognized in the income statement as integration and restructuring costs.  In addition, certain historical tax assets may be negatively impacted by the acquisition, which could result in additional tax expense that would be recognized through an increase in the Company’s effective tax rate.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date the terms the tender offer were declared unconditional (in thousands):

As of July 2, 2008
Current assets (excluding acquired cash)	$2,134,087
Property and equipment	462,953
Other assets	925,231
Goodwill	2,640,912
Intangible assets	865,200
Total assets acquired	$7,028,383

Current liabilities	$1,634,051
Long-term debt	452,985
Other long-term liabilities	559,567
Total liabilities assumed	$2,646,603

Net assets acquired	$4,381,780

At July 2, 2008, the date the terms of the tender offer were declared unconditional, Staples allocated assets of $3.65 billion and $3.45 billion to the North American Delivery and International Operations segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.51 billion, of which $1.97 billion and $1.54 billion were allocated to the North American Delivery and International Operations segments, respectively.  Of the $865.2 million of estimated acquired intangible assets, $692.9 million was assigned to customer relationships that are being amortized over a weighted average useful life of 12.6 years, $162.3 million was assigned to tradenames, which have lives ranging from 18 months to 10 years with a weighted average useful life of 6.9 years, and $10.0 million was assigned to order backlog that is being amortized over its useful life of 18 months.

For the preliminary valuation of customer relationships the Company used the multi-period excess earnings method.  This approach discounts the estimated after tax cash flows (including gross margins on revenues, operating expenses and market participant synergies, less a charge for the tradename and contributory charges) associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base.  The present value of the cash flows was calculated using a discount rate of 10%.

The following unaudited proforma summary presents information as if Corporate Express had been acquired as of February 4, 2007.  In addition to an adjustment to amortization expense to reflect the value of intangibles recorded for this acquisition, the proforma amounts include incremental interest expense for all periods to reflect the increase in borrowings under the 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility, and the Revolving Credit Facility (each as defined in Note D) to finance the acquisition as if the increase had occurred at the beginning of fiscal 2007.  Proforma interest expense also reflects the elimination of interest expense on Corporate Express debt that was repaid at the time of acquisition.  No adjustment was made to reduce historical interest income to reflect the Company’s use of available cash in this acquisition.  The proforma summary also reflects the effective tax rate applicable for the combined company.  The proforma amounts do not reflect any benefits from economies that might be achieved from combining the operations of the two companies.

The proforma information presented below (in thousands, except per share data) does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended (2)		26 Weeks Ended (2)
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$6,421,033	$6,132,127	$13,333,925	$12,580,533
Income from continuing operations (1)	69,575	158,151	289,234	344,941
Net income (1)	133,220	166,683	353,502	356,907
Basic earnings per share	0.19	0.24	0.51	0.50
Diluted earnings per share	0.19	0.23	0.50	0.49

(1)          Fiscal 2008 results include $124,012 of costs related to strategic initiatives and certain transaction costs incurred by Corporate Express prior to the transaction date.

(2)          The Corporate Express figures included in these calculations are based on results for the three and six months ended June 30, 2008.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

Note D – Debt and Credit Agreements

The 2008 Agreement

On April 1, 2008, Staples entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc. as lead arranger and bookrunner, for a commitment period beginning on the earlier of (i) the date of the initial funding under the 2008 Agreement or (ii) the initial date the Company issued commercial paper in connection with its acquisition of the outstanding capital stock of Corporate Express and continuing until the date 364 days after the initial funding under the 2008 Agreement, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely for the Company’s acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and backstops the commercial paper program.  Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion. Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on Staples’ credit rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on Staples’ credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries of Staples (see Note I) that guarantee Staples’ publicly issued notes, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below).  Under the 2008 Agreement, Staples agrees to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on Staples’ credit rating.  The 2008 Agreement also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0.  The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in Staples’ 2008 Term Credit Facility and Revolving Credit Facility.  The 2008 Agreement contains certain customary events of default with corresponding grace periods.  On July 1, 2008, Staples entered into the first amendment to the 2008 Agreement.  The amendment was entered into to provide that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement.

As of August 2, 2008, $9.6 million of borrowings were outstanding under the 2008 Agreement.

The Commercial Paper Program

On June 9, 2008, Staples entered into a commercial paper program (the “Commercial Paper Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate principal amount outstanding at any time of $3.0 billion.  The 2008 Agreement serves as a backstop to the Commercial Paper Program.  Under the Commercial Paper Program, Staples may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  Maturities of the Notes vary but may not exceed 397 days from the date of issue.  The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples.  The payments under the Commercial Paper Program are guaranteed by the same subsidiaries (see Note I) that guarantee the publicly issued notes, the 2008 Agreement, the 2008 Term Credit Facility, and the Revolving Credit Facility.  The Commercial Paper Program contains customary events of default with corresponding grace periods.

As of August 2, 2008, $2.99 billion of Notes were outstanding under the Commercial Paper Program.  The Notes have terms of weighted average days outstanding of 4 weeks with a weighted average interest rate of 3.17%.

The 2008 Term Credit Facility

On July 1, 2008, Staples entered into a $400.0 million credit facility (the “2008 Term Credit Facility”) with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners.  The 2008 Term Credit Facility provides for borrowing of a maximum principal amount of up to $400.0 million.  Borrowings under the 2008 Term Credit Facility may be used by Staples for working capital and in connection with the acquisition of Corporate Express, including the repayment of Corporate Express’ indebtedness.  Amounts

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

borrowed under the 2008 Term Credit Facility once borrowed may not be reborrowed. Outstanding loans under the 2008 Term Credit Facility may be prepaid without penalty or premium prior to the maturity date, November 28, 2008, except that any full or partial repayment of loans bearing interest under the Eurocurrency rate may only be made on the last day of the relevant interest period or Staples must pay the cost and expense incurred by the Lenders as a result of the timing of the repayment.  Borrowings made pursuant to the 2008 Term Credit Facility will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Term Credit Facility, or the federal funds rate plus 0.50%) plus an “applicable margin”, defined as a percentage spread based on Staples’ credit rating or (b) the Eurocurrency rate plus a different “applicable margin”, also defined as a percentage spread based on Staples’ credit rating.  The payments under the 2008 Term Credit Facility are guaranteed by the same subsidiaries of Staples (see Note I) that guarantee Staples’ publicly issued notes, the 2008 Agreement, the Commercial Paper Program, and the Revolving Credit Facility.  Under the 2008 Term Credit Facility, Staples agrees to pay a duration fee equal to 0.25% of the principal amount of each loan outstanding on the date 90 days after the closing date.  The 2008 Term Credit Facility contains customary affirmative and negative covenants that are substantially the same as those in the 2008 Agreement and the Revolving Credit Facility, has the same financial covenants as the 2008 Agreement and the Revolving Credit Facility and provides for customary events of default with corresponding grace periods that are substantially the same as those in our 2008 Agreement.

As of August 2, 2008, $400.0 million of borrowings were outstanding under the 2008 Term Credit Facility.

The Revolving Credit Facility

On May 5, 2008, Staples entered into the first amendment (the “Amendment”) to the Amended and Restated $750.0 million Revolving Credit Agreement, as amended, dated as of October 13, 2006 (the “Revolving Credit Facility”).  The Amendment was entered into in connection with the Company’s acquisition of the outstanding capital stock of Corporate Express and provided certain post-acquisition cure periods to allow the Company to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express’ outstanding debt obligations and (ii) under Corporate Express’ and the Company’s outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed the obligations of the Company to the lenders and administrative agent who are parties thereto.

As of August 2, 2008, $122.1 million of borrowings were outstanding under the Revolving Credit Facility and $74.1 million of letters of credit were issued against this facility.

There were no instances of default in the first half of 2008 under any of the Company’s debt agreements.

Deferred Financing Fees

In connection with entering into the 2008 Agreement and the 2008 Term Credit Facility, the Company incurred financing fees of $15.8 million, which are being amortized over the term of the related debt instrument.  Amortization of the financing fees are classified as interest expense.  Deferred financing fees amortized to interest expense for the quarter and year to date period ended August 2, 2008, amounted to $3.1 million and $3.5 million, respectively.  Unamortized financing fees at August 2, 2008, are $12.3 million and are included in prepaid expenses and other current assets.

Note E – Equity Based Employee Benefit Plans

Staples offers associates share ownership through certain equity based employee benefit plans, including the Employees’ 401(k) Savings Plan (the “401(k) Plan”), the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

vest.  Vesting of these awards occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

The following table summarizes the nonqualified stock option and Restricted Share activity in the first half of 2008:

	Nonqualified Stock Options		Restricted Shares
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 2, 2008	51,374,926	$17.90	9,857,269	$24.61
Granted	183,689	21.58	938,647	21.82
Exercised / released	(1,478,855)	15.31	(224,413)	22.11
Canceled	(658,632)	20.22	(229,719)	24.54
Outstanding at May 3, 2008	49,421,128	$17.97	10,341,784	$24.41
Granted	4,867,262	24.30	5,156,149	24.30
Exercised / released	(2,956,925)	16.17	(1,866,753)	24.46
Canceled	(318,185)	22.35	(274,902)	24.50
Outstanding at August 2, 2008	51,013,280	$18.65	13,356,278	$24.36

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

In connection with its equity based employee benefit plans, Staples included $53.4 million and $86.8 million in compensation expense for the thirteen weeks and twenty-six weeks ended August 2, 2008, respectively, and $48.9 million and $83.1 million in compensation expense for the thirteen and twenty-six weeks ended August 4, 2007, respectively.  As of August 2, 2008, Staples had $343.8 million of nonqualified stock options and Restricted Shares to be expensed over the period through July 2012.

Note F - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income	$150,233	$178,828	$362,515	$387,971
Other comprehensive income:
Foreign currency translation adjustments, net	(42,509)	36,861	14,843	141,972
Change in the fair value of derivatives	405	(14,474)	(2,261)	(33,024)
Tax effect of changes in the fair value of derivatives	(170)	6,079	950	13,870
Total comprehensive income	$107,959	$207,294	$376,047	$510,789

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

Note G - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2008 and 2007 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Numerator:
Net income	$150,233	$178,828	$362,515	$387,971
Denominator:
Weighted-average common shares outstanding	695,870	708,145	694,636	709,822
Effect of dilutive securities:
Employee stock options and restricted stock	15,533	17,926	15,034	17,672
Weighted-average common shares outstanding assuming dilution	711,403	726,071	709,670	727,494

Basic earnings per common share	$0.22	$0.25	$0.52	$0.55
Diluted earnings per common share	$0.21	$0.25	$0.51	$0.53

Note H - Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery and International Operations. Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Contract (including Corporate Express).  The International Operations segment consists of operating units that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia and South America, including the operating units of Corporate Express.

In connection with the acquisition of Corporate Express, Staples allocated assets of $3.65 billion and $3.45 billion to the North American Delivery and International Operations segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.51 billion, of which $1.97 billion and $1.54 billion were allocated to the North American Delivery and International Operations segments, respectively.

Staples evaluates performance and allocates resources based on profit or loss from operations before integration and restructuring costs, stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles, and non-recurring items (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2008 and 2007 and a reconciliation of total segment income to income before income taxes and minority interest (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	Sales		Sales

North American Retail	$2,087,863	$2,111,192	$4,496,364	$4,474,795
North American Delivery	1,965,801	1,576,829	3,686,292	3,169,858
International Operations	1,021,056	602,403	1,776,618	1,235,236
Total reportable segments	$5,074,720	$4,290,424	$9,959,274	$8,879,889

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	Business Unit Income		Business Unit Income

North American Retail	$110,542	$156,832	$278,784	$346,384
North American Delivery	173,555	168,099	336,817	319,929
International Operations	14,917	4,401	38,740	19,890
Business unit income	$299,014	$329,332	$654,341	$686,203
Stock-based compensation	(53,435)	(48,858)	(86,797)	(83,118)
Integration and restructuring costs	(163)	—	(163)	—
Total segment income	245,416	280,474	567,381	603,085
Interest and other income, net	(15,501)	(1,327)	(11,054)	2,492
Income before income taxes and minority interests	$229,915	$279,147	$556,327	$605,577

Note I - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% Senior Notes, the Revolving Credit Facility, the 2008 Agreement, the 2008 Term Credit Facility and the Commercial Paper Program, certain subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the debt and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries as of August 2, 2008 and August 4, 2007 and for the second quarter and first half of 2008 and 2007. The non-guarantor subsidiaries, including Corporate Express, represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

Condensed Consolidating Balance Sheet

As of August 2, 2008

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$61,364	$81,405	$115,675	$—	$258,444
Short-term investments	—	—	—	—	—
Merchandise inventories	—	1,292,966	1,641,926	—	2,934,892
Other current assets	46,467	676,344	1,943,992	—	2,666,803
Total current assets	107,831	2,050,715	3,701,593	—	5,860,139
Net property, equipment and other assets	333,811	1,297,193	3,274,054	—	4,905,058
Goodwill	290,759	154,527	3,998,261	—	4,443,547
Investment in affiliates and intercompany, net	2,672,065	3,079,639	(88,090)	(5,663,614)	—
Total assets	$3,404,466	$6,582,074	$10,885,818	$(5,663,614)	$15,208,744

Total current liabilities	$3,566,861	$937,675	$2,889,929	$—	$7,394,465
Total long-term liabilities	245,860	491,717	1,055,502	—	1,793,079
Minority interests	—	—	80,327	—	80,327
Total stockholders’ equity	(408,255)	5,152,682	6,860,060	(5,663,614)	5,940,873
Total liabilities and stockholders’ equity	$3,404,466	$6,582,074	$10,885,818	$(5,663,614)	$15,208,744

Condensed Consolidating Balance Sheet

As of February 2, 2008

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$638,543	$42,612	$564,293	$—	$1,245,448
Short-term investments	27,016	—	—	—	27,016
Merchandise inventories	—	1,271,978	781,185	—	2,053,163
Other current assets	38,343	632,238	559,174	—	1,229,755
Total current assets	703,902	1,946,828	1,904,652	—	4,555,382
Net property, equipment and other assets	354,949	1,326,736	1,034,349	—	2,716,034
Goodwill	296,511	154,527	1,313,890	—	1,764,928
Investment in affiliates and intercompany, net	(1,055,173)	3,069,532	3,070,975	(5,085,334)	—
Total assets	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

Total current liabilities	$340,421	$1,150,712	$1,118,765	$—	$2,609,898
Total long-term liabilities	128,300	472,554	97,358	—	698,212
Minority interests	—	—	10,227	—	10,227
Total stockholders’ equity	(168,532)	4,874,357	6,097,516	(5,085,334)	5,718,007
Total liabilities and stockholders’ equity	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 2, 2008

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,824,114	$2,250,606	$5,074,720
Cost of goods sold and occupancy costs	4,171	2,118,793	1,600,254	3,723,218
Gross profit	(4,171)	705,321	650,352	1,351,502
Operating and other expenses	26,395	594,978	500,214	1,121,587
Income (loss) before income taxes and minority interests	(30,566)	110,343	150,138	229,915
Income tax expense	—	36,639	41,061	77,700
Income (loss) before minority interests	(30,566)	73,704	109,077	152,215
Minority interests	—	—	1,982	1,982
Net income (loss)	$(30,566)	$73,704	$107,095	$150,233

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 4, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$2,835,515	$1,454,909	$4,290,424
Cost of goods sold and occupancy costs	2,173	2,062,436	1,015,448	3,080,057
Gross profit	(2,173)	773,079	439,461	1,210,367
Operating and other expenses	20,622	568,883	341,715	931,220
Income (loss) before income taxes and minority interests	(22,795)	204,196	97,746	279,147
Income tax expense	—	40,539	59,954	100,493
Income (loss) before minority interests	(22,795)	163,657	37,792	178,654
Minority interests	—	—	(174)	(174)
Net income (loss)	$(22,795)	$163,657	$37,966	$178,828

Condensed Consolidating Statement of Income

For the twenty-six weeks ended August 2, 2008

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,953,807	$4,005,467	$9,959,274
Cost of goods sold and occupancy costs	7,340	4,422,554	2,806,956	7,236,850
Gross profit	(7,340)	1,531,253	1,198,511	2,722,424
Operating and other expenses	37,151	1,236,436	892,510	2,166,097
Income (loss) before income taxes and minority interests	(44,491)	294,817	306,001	556,327
Income tax expense	—	95,997	95,947	191,944
Income (loss) before minority interests	(44,491)	198,820	210,054	364,383
Minority interests	—	—	1,868	1,868
Net income (loss)	$(44,491)	$198,820	$208,186	$362,515

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Continued)

Condensed Consolidating Statement of Income

For the twenty-six weeks ended August 4, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Sales	$—	$5,873,556	$3,006,333	$8,879,889
Cost of goods sold and occupancy costs	4,152	4,287,993	2,092,438	6,384,583
Gross profit	(4,152)	1,585,563	913,895	2,495,306
Operating and other expenses	28,835	1,185,410	675,484	1,889,729
Income (loss) before income taxes and minority Interests	(32,987)	400,153	238,411	605,577
Income tax expense	—	135,080	82,928	218,008
Income (loss) before minority interests	(32,987)	265,073	155,483	387,569
Minority interests	—	—	(402)	(402)
Net income (loss)	$(32,987)	$265,073	$155,885	$387,971

Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended August 2, 2008

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(3,920,386)	$126,753	$3,981,553	$187,920
Investing Activities:
Acquisition of property and equipment	(19,751)	(89,170)	(59,742)	(168,663)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	—	(4,381,780)	(4,381,780)
Purchase of short-term investments	(3)	—	—	(3)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Cash (used in) provided by investing activities	7,265	(89,170)	(4,441,522)	(4,523,427)
Financing Activities:
Proceeds from borrowings and issuance of commercial paper, net	3,643,802	—	—	3,643,802
Payments on borrowings	(52,328)	—	—	(52,328)
Purchase of treasury stock, net	(79,814)	—	—	(79,814)
Excess tax benefits from stock-based compensation arrangements	914	1,210	297	2,421
Cash dividends paid	(231,465)	—	—	(231,465)
Other	54,833	—	—	54,833
Cash provided by (used in) financing activities	3,335,942	1,210	297	3,337,449
Effect of exchange rate changes on cash and cash equivalents	—	—	11,054	11,054
Net (decrease) increase in cash and cash equivalents	(577,179)	38,793	(448,618)	(987,004)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$61,364	$81,405	$115,675	$258,444

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended August 4, 2007

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(120,844)	$204,349	$122,719	$206,224
Investing Activities:
Acquisition of property and equipment	(27,745)	(129,776)	(48,053)	(205,574)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	(82,202)	(96,093)	(178,295)
Purchase of short-term investments	(3,123,358)	—	—	(3,123,358)
Proceeds from the sale of short-term investments	3,415,874	—	—	3,415,874
Cash (used in) provided by investing activities	264,771	(211,978)	(144,146)	(91,353)
Financing Activities:
Payments on borrowings	(3,213)	—	—	(3,213)
Purchase of treasury stock, net	(393,864)	—	—	(393,864)
Excess tax benefits from stock-based compensation arrangements	9,295	6,505	173	15,973
Cash dividends paid	(207,552)	—	—	(207,552)
Other	126,254	—	—	126,254
Cash (used in) provided by financing activities	(469,080)	6,505	173	(462,402)
Effect of exchange rate changes on cash and cash equivalents	—	—	21,776	21,776
Net (decrease) increase in cash and cash equivalents	(325,153)	(1,124)	522	(325,755)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$151,396	$48,563	$491,957	$691,916

Note J – Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Acquisition of Corporate Express

In July 2008, we acquired Corporate Express N.V. (“Corporate Express”), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock.  The acquisition of Corporate Express establishes a contract business in Europe and Canada and increases our contract business in the United States.  The acquisition also extends our geographic reach to Australia and New Zealand.  As a result of the acquisition, we have operations in 27 countries.

  The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock and for our repayment of most of Corporate Express debt was funded primarily with the sale of notes under our Commercial Paper Program, which is backstopped by our 2008 Agreement, and additional funds from our 2008 Term Credit Facility, our existing Revolving Credit Facility (each as defined below), and our available cash and short-term investments.

At the time the tender offer was fully settled on July 23, 2008, we had acquired more than 99% of the outstanding capital stock of Corporate Express.  We intend by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code.  In July 2008, we also acquired all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.

The operating results of Corporate Express have been included in the condensed consolidated financial statements since July 2, 2008, the date we declared the terms of the tender offer unconditional.  The Corporate Express results are reported in Staples’ North American Delivery and International Operations for segment reporting.

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  In order to enhance comparability between our 2007 and 2008 results, certain operational measures for fiscal 2008 are accompanied by a presentation of such measure after removing the impact of the Corporate Express acquisition.  Management is using such adjusted operational measures in the initial post acquisition period to evaluate our pre-acquisition operating results against prior year results and our operating plan.  This adjusted information supplements and is not intended to represent measures that are calculated or presented in accordance with disclosures required by accounting principles generally accepted in the United States.

Overview

The second quarter of 2008 produced stable results despite the challenging economic environment.  On a consolidated basis including Corporate Express for the month of July, we reached $5.07 billion in sales, with sales growth of 18% compared to the second quarter of 2007.  Excluding sales of $672.5 million related to Corporate Express, our consolidated sales grew 3% in the second quarter of 2008.  We continued to execute our business strategy and make investments in customer service and long term growth initiatives to improve our business during a time of slower economic growth.  Major contributors to the second quarter of 2008 results are summarized below and reviewed further in the Consolidated Performance and Segment Performance discussions.

•                  North American Retail’s comparable stores sales declined 7% and business unit income rate fell to 5.3% from 7.4%, as negative comparable store sales drove deleverage in rent and occupancy expense and labor.  We achieved excellent customer service as we continue to maintain our investments in labor.

•                  North American Delivery drove positive sales growth behind successful customer acquisition and retention effort and achieved excellent customer service, growing sales 25%, with 2% sales growth excluding the $355 million in sales related to Corporate Express.  Business unit income rate declined from 10.7% to 8.8%, with only a slight decline to 10.5% excluding the results of Corporate Express.

•                  International Operations grew sales 69%, with 17% sales growth excluding the $318 million in sales related to Corporate Express.  Excluding Corporate Express, sales grew 6% in local currency.  Business unit income rate increased to 1.5% from 0.7% and remained flat excluding the results of Corporate Express.

•                  We opened 28 new stores in North America, 3 new stores in Europe and 4 new stores in emerging markets.  We acquired 65 stores with the acquisition of Corporate Express.  We now operate 2,171 stores worldwide.

While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives and customer service programs to ensure our long term success, despite the current weak economic climate.  As of the date of this filing, we expect earnings per diluted share to grow in the low single digits on a GAAP basis, including the results of Corporate Express which we expect to be slightly accretive, and including the prior year impact of the California wage and hour class action litigation settlement.  For our pre-acquisition business, excluding Corporate Express, we anticipate sales in fiscal 2008 to grow in the low single digits and earnings per diluted share to be flat compared to 2007, excluding the impact of the California wage and hour class action litigation settlement.

Consolidated Performance:

Net income for the second quarter of 2008 was $150.2 million or $0.21 per diluted share compared to $178.8 million or $0.25 per diluted share for the second quarter of 2007, a decrease in net income of 16.0%. Net income for the first half of 2008 was $362.5 million or $0.51 per diluted share compared to $388.0 million or $0.53 per diluted share for the first half of 2007.  Our results for the second quarter and first half of 2008 include the results of the newly acquired Corporate Express business of $5.3 million, net of taxes, representing activity for the month of July, as well as $8.7 million, net of taxes, of additional interest expense related to the acquisition financing.  Our results for the second quarter and first half of 2008 reflect our continuing focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity while operating in a difficult economic environment.  We continue to work to deliver on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, the continued success of our customer acquisition and retention efforts, and expense control were key contributors to sustaining our performance in the second quarter of 2008, despite the negative impact of a weakened economy on our customers and our organic sales growth.

Sales:  Sales for the second quarter of 2008 were $5.07 billion, an increase of 18.3% from the second quarter of 2007. Sales for the first half of 2008 were $9.96 billion, an increase of 12.2% from the first half of 2007.  Our sales growth in the second quarter and first half of 2008 reflects sales of $672.5 million from the Corporate Express business.  Excluding the sales from Corporate Express, sales increased 2.6% for the second quarter and 4.6% for the first half of 2008.  The 2.6% sales growth for the second quarter of 2008 was primarily driven by the following three factors, in order of magnitude, each of which had a fairly comparable impact on sales: increased sales from new stores opened: the positive impact of foreign exchange rates of $94.3 million; and organic growth in our delivery businesses.  The second quarter of 2008 sales growth was substantially reduced by a 7% decrease in comparable store sales in our retail businesses.  The 4.6% sales growth for the first half of 2008 was primarily driven by the following three factors, in order of magnitude, each of which had a fairly comparable impact on sales: the positive impact of foreign exchange rates of $248.1 million: increased sales from new stores opened; and organic growth in our delivery businesses.  This growth was partially offset by a 5% decrease in comparable store sales in our retail businesses.

Gross Profit: Gross profit as a percentage of sales was 26.6% for the second quarter of 2008 and 27.3% for the first half of 2008 compared to 28.2% for the second quarter of 2007 and 28.1% for the first half of 2007.  Our gross profit rate for the second quarter and first half of 2008 was negatively impacted by 1.0% and 0.6%, respectively, due to the inclusion of the results of Corporate Express, whose gross profit rate is lower than our existing businesses.  The remaining decrease in gross profit rate for the second quarter and first half of 2008 primarily reflects deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 21.5% of sales for the second quarter and first half of 2008 compared to 21.6% for the second quarter of 2007 and 21.2% for the first half of 2007.  Selling, general and administrative expenses as a percentage of sales for the second quarter and first half of 2008 includes a 0.8% and 0.3% improvement, respectively related to the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate is lower than our existing businesses.  This net increase in selling, general and administrative expenses for the second quarter and first half of 2008, after adjusting for the improvement from Corporate Express, was primarily driven by deleverage in labor and fixed expenses on a decrease in comparable store sales in North American Retail, partially offset by decreased marketing expense in our North American Retail and Delivery businesses.  Our results also reflect our continued focus on expense control in a challenging economic environment.

Integration and Restructuring Costs: Integration and restructuring costs were $0.2 million for the second quarter and first half of 2008.  These costs reflect incremental expenses related to the acquisition of Corporate Express.

Amortization of Intangibles: Amortization of intangibles was $14.3 million for the second quarter of 2008 and $18.4 million for the first half of 2008 compared to $3.9 million for the second quarter of 2007 and $7.3 million for the first half of 2007, reflecting the amortization of certain trade names, customer relationships and noncompetition agreements.  Amortization expense relating to the intangibles resulting from our acquisition of Corporate Express was $8.6 million for the second quarter and the first half of 2008.

Interest income: Interest income decreased to $6.3 million in the second quarter of 2008 and $17.8 million for the first half of 2008 from $10.6 million in the second quarter of 2007 and $26.2 million in the first half of 2007.  The decrease in interest income in the second quarter and first half of 2008 is primarily due to a decrease in interest rates, combined with a decrease in our average cash and short-term investment portfolio resulting from our acquisition of Corporate Express.

Interest expense: Interest expense increased to $21.2 million for the second quarter of 2008 and $28.4 million for the first half of 2008 from $11.1 million for the second quarter of 2007 and $22.2 million for the first half of 2007.  The increase in interest expense in the second quarter and first half of 2008 is primarily due to the borrowings under our Commercial Paper Program (as defined in Note D to the condensed consolidated financial statements) relating to our acquisition of Corporate Express.  We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $22.4 million for the second quarter of 2008 and $29.7 million for the first half of 2008 compared to $10.6 million for the second quarter of 2007 and $21.5 million for the first half of 2007.

Miscellaneous expense:  Miscellaneous expense was $0.6 million for the second quarter of 2008 and $0.4 million for the first half of 2008 compared to $0.9 million for the second quarter of 2007 and $1.5 million for the first half of 2007. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 33.8% for the second quarter and 34.5% for the first half of 2008 compared to 36.0% for the second quarter and first half of 2007.  The decrease in our effective tax rate in 2008 was due to geographical changes in the mix of earnings, primarily attributable to the acquisition of Corporate Express.

Segment Performance:

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill, and Contract (including Corporate Express). The International Operations segment consists of operating units (including Corporate Express) that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia and South America.

In connection with our acquisition of Corporate Express, we allocated assets of $3.65 billion and $3.45 billion to the North American Delivery and International segments, respectively.  The Corporate Express assets include goodwill and intangible assets of $3.51 billion, of which $1.97 billion and $1.54 billion were allocated to the North American Delivery and International segments, respectively.

The following tables provide a summary of our sales and business unit income by reportable segment.  Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, income taxes, the impact of changes in accounting principles and non-recurring items (see reconciliation of total segment income to consolidated income before income taxes and minority interest in Note H to the Condensed Consolidated Financial Statements included in this report):

			August 2, 2008	August 4, 2007
	(Amounts in thousands) 13 Weeks Ended		Increase (Decrease) From	Increase From
	August 2, 2008	August 4, 2007	Prior Year	Prior Year
Sales:
North American Retail	$2,087,863	$2,111,192	(1.1)%	4.9%
North American Delivery	1,965,801	1,576,829	24.7%	16.1%
International Operations	1,021,056	602,403	69.5%	18.2%
Total sales	$5,074,720	$4,290,424	18.3%	10.6%

	(Amounts in thousands) 13 Weeks Ended		August 2, 2008	August 4, 2007
	August 2, 2008	August 4, 2007	% of Sales	% of Sales
Business Unit Income:
North American Retail	$110,542	$156,832	5.3%	7.4%
North American Delivery	173,555	168,099	8.8%	10.7%
International Operations	14,917	4,401	1.5%	0.7%
Business unit income	299,014	329,332	5.9%	7.7%
Stock-based compensation	(53,435)	(48,858)	(1.1)%	(1.2)%
Integration and restructuring costs	(163)	—	0%	0%
Total segment income	$245,416	$280,474	4.8%	6.5%

	(Amounts in thousands)		August 2, 2008	August 4, 2007
	26 Weeks Ended		Increase From	Increase From
	August 2, 2008	August 4, 2007	Prior Year	Prior Year
Sales:
North American Retail	$4,496,364	$4,474,795	0.5%	3.6%
North American Delivery	3,686,292	3,169,858	16.3%	15.5%
International Operations	1,776,618	1,235,236	43.8%	17.2%
Total sales	$9,959,274	$8,879,889	12.2%	9.4%

	(Amounts in thousands) 26 Weeks Ended		August 2, 2008	August 4, 2007
	August 2, 2008	August 4, 2007	% of Sales	% of Sales
Business Unit Income:
North American Retail	$278,784	$346,384	6.2%	7.7%
North American Delivery	336,817	319,929	9.1%	10.1%
International Operations	38,740	19,890	2.2%	1.6%
Business unit income	654,341	686,203	6.6%	7.7%
Stock-based compensation	(86,797)	(83,118)	(0.9)%	(0.9)%
Integration and restructuring costs	(163)	—	0%	0%
Total segment income	$567,381	$603,085	5.7%	6.8%

North American Retail: Sales decreased 1.1% for the second quarter of 2008 and increased 0.5% for the first half of 2008.  The decrease in the second quarter is primarily attributable to a 7% decrease in comparable store sales reflecting reduced traffic and, to a lesser extent, average order size.  This decline was substantially offset by non comparable sales for new stores opened in the past 12 months and, to a lesser extent, the positive impact of foreign exchange rates of $25.5 million.  The slight increase in sales for the first half of 2008 primarily reflects non comparable sales for new stores opened in the past 12 months and, to a lesser extent, the positive impact of foreign exchange rates of $97.2 million, substantially offset by a 6% decrease in comparable store sales in the first half of 2008.  We added 29 stores to the North American store base in the second quarter of 2008.  As of August 2, 2008, the North American store base included 1,802 open stores compared to 1,672 stores as of August 4, 2007 and 1,738 stores as of February 2, 2008. Our comparable store sales decrease in the second quarter and first half of 2008 primarily reflects a significant decline in the performance of non-consumable products including business machines, furniture and computer peripherals, partially offset by a modest decline in consumables, which was driven by core office supplies and paper.  For the first half of 2008, our decrease in consumable sales was slightly offset by positive performance in ink and toner.

Business unit income as a percentage of sales decreased to 5.3% for the second quarter of 2008 and 6.2% for the first half of 2008 from 7.4% for the second quarter of 2007 and 7.7% for the first half of 2007. The decrease in business unit income as a percentage of sales for the second quarter and first half of 2008 primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales and, to a lesser extent, deleverage in labor in order to maintain our customer service standards.  These negative factors were partially offset by reduced marketing spend, and, to a lesser extent, supply chain improvements and our focus on expense control.

North American Delivery: Sales increased 24.7% for the second quarter of 2008 and 16.3% for the first half of 2008 compared to the second quarter and first half of 2007.  Excluding non-comparable sales from Corporate Express of $354.9 million, sales growth would have been 2.2% and 5.1% for the second quarter and first half of 2008, respectively.  This sales growth reflects the impact of our customer acquisition and retention efforts, partially offset by lower sales to existing customers.

Business unit income as a percentage of sales was 8.8% for the second quarter of 2008 and 9.1% for the first half of 2008 compared to 10.7% for the second quarter of 2007 and 10.1% for the first half of 2007.  Of the 1.9% decrease in business unit income as a percentage of sales for the second quarter and the 1.0% decrease in business unit income as a percentage of sales for the first half of 2008, 1.7% and 0.9%, respectively, was due to the inclusion of the results of Corporate Express, whose business unit income rate is lower than our existing businesses.  The remaining slight decrease for the second quarter and first half of 2008 primarily reflects a shift in mix of business towards our Contract business unit which has a lower business unit income rate than our other North American Delivery businesses, partially offset by reduced marketing expense and, to a lesser extent, supply chain improvements.

International Operations: Sales increased 69.5% for the second quarter of 2008 and 43.8% for the first half of 2008.  Excluding non-comparable sales from Corporate Express of $317.7 million, sales growth would have been 16.8% and 18.1%, respectively.  This growth reflects the positive impact of foreign exchange rates of $65.0 million for the second quarter of 2008 and $136.9 million for the first half of 2008 and, to a lesser extent, organic growth from our delivery businesses, partially offset by a decrease in comparable store sales of 7% for the second quarter and 1% for the first half of 2008 in our European retail businesses.  As of August 2, 2008, the International store base included 369 open stores compared to 290 stores as of August 4, 2007 and 300 stores as of February 2, 2008.

Business unit income as a percentage of sales increased to 1.5% for the second quarter of 2008 and 2.2% for the first half of 2008 from 0.7% for the second quarter of 2007 and 1.6% for the first half of 2007.  Of the 0.8% increase in business unit income as a percentage of sales for the second quarter and the 0.6% increase in business unit income as a percentage of sales in the first half of the year, 0.8% and 0.2%, respectively, was due to the inclusion of the results of Corporate Express, whose business unit income rate is higher than our existing businesses.  The business unit income rate was flat for the second quarter of 2008, excluding the impact of Corporate Express.  The flat performance for the second quarter reflects improvement in product margin rates due to mix, better buying and own brand penetration in our European businesses and, to a lesser extent, supply chain improvements. These improvements were offset by increased losses in our Asian business and, to a lesser extent, deleverage in labor and fixed costs in our European retail businesses due to decreasing comparable store sales.  The net improvement in the first half excluding the impact of Corporate Express primarily reflects improvement in product margin rates due to mix, better buying and own brand penetration in our European businesses, as well as supply chain improvements, partially offset by increased losses in our Asian business.

Stock-Based Compensation: Stock-based compensation increased to $53.4 million in the second quarter of 2008 and $86.8 million for the first half of 2008 from $48.9 million in the second quarter of 2007 and $83.1 million for the first half of 2007.  Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(k) savings plan. The increase in the second quarter and first half of 2008 primarily reflects changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 4, 2008, in Note A of the Notes to the Condensed Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2007 Annual Report on Form 10-K, since March 4, 2008.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $187.9 million for the first half of 2008 compared to $206.2 million for the first half of 2007.  The decrease in operating cash flow from the first half of 2007 to the first half of 2008 is primarily due to a slight decrease in the change in working capital as compared to the change in working capital of the prior year.

Cash used in investing activities was $4.52 billion for the first half of 2008 compared to $91.4 million for the first half of 2007.  The change between 2008 and 2007 is primarily due to the 2.8 billion Euros acquisition (approximately $4.4 billion, net of acquired cash) of Corporate Express.

Cash provided by financing activities was $3.34 billion for the first half of 2008 compared to cash used in financing activities of $462.4 million for the first half of 2007.  The increase in cash provided by financing activities for the first half of 2008 is primarily related to borrowings made pursuant to the 2008 Agreement, which serves as a backstop to our Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below) to fund the acquisition of Corporate Express.  In addition, under our share repurchase program, we repurchased 2.8 million shares for $65.0 million in the first half of 2008 and 15.3 million shares for $386.0 million in the first half of 2007.  At the present time, we have suspended our share repurchase program as a result of the acquisition of Corporate Express.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  In addition, as a result of the acquisition of Corporate Express, we entered into the 2008 Agreement which serves as a backstop to the Commercial Paper Program, and the 2008 Term Credit Facility (each as defined below).  We also amended our Revolving Credit Facility.  As of August 2, 2008, in connection with the acquisition of Corporate Express, we had borrowings outstanding of $9.6 million under the 2008 Agreement, $2.99 billion under the Commercial Paper Program, $400.0 million under the 2008 Term Credit Facility and $122.1 million under the Revolving Credit Facility.

We had $957.0 million in total cash and funds available through credit agreements at August 2, 2008, which consisted of $698.6 million of available credit and $258.4 million of cash and cash equivalents.

A summary, as of August 2, 2008, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

			Payments Due By Period
	Available Credit	Debt Outstanding	Less than 1 Year	1 - 3 Years	3 - 5 Years
2008 Agreement due June 2009	—	$9,635	$9,635
Commercial Paper Program	—	2,992,993	2,992,993
2008 Term Credit Facility effective through November 2008	—	400,000	400,000
Revolving Credit Facility effective through October 2011	553,806	122,139	—		122,139
Senior Notes due October 2012	—	325,000			325,000
Lines of credit	144,784	1,036	1,036
Capital leases and other notes Payable	—	587,635	173,619	414,016
Total	$698,590	$4,438,438	$3,577,283	414,016	447,139

We issue letters of credit under our Revolving Credit Facility in the ordinary course of business.  At August 2, 2008, we had $74.1 million of open letters of credit and $122.1 million of borrowings, thus reducing the available credit under our Revolving Credit Facility from $750.0 million to $553.8 million.

On April 1, 2008, we entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc. as lead arranger and bookrunner, for a commitment period beginning on the earlier of (i) the date of the initial funding under the 2008 Agreement or (ii) the initial date the Company issued commercial paper in connection with our acquisition of the outstanding capital stock of Corporate Express and continuing until the date 364 days after the initial funding under the 2008 Agreement, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely for our acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and backstops the commercial paper program.  Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion.

Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on our credit rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on our credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below).  Under the 2008 Agreement, we agree to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on our credit rating.  The 2008 Agreement also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0.  The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in our 2008 Term Credit Facility and our Revolving Credit Facility.  The 2008 Agreement contains certain customary events of default with corresponding grace periods.  On July 1, 2008, we entered into the first amendment to the 2008 Agreement.  The amendment provides that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement.

As of August 2, 2008, $9.6 million of borrowings were outstanding under the 2008 Agreement.

On June 9, 2008, we entered into a commercial paper program (the “Commercial Paper Program”) on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate principal amount outstanding at any time of $3.0 billion.  The 2008 Agreement serves as a backstop to the Commercial Paper Program.  Under the Commercial Paper Program, we may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  Maturities of the Notes issued under the Commercial Paper Program vary but may not exceed 397 days from the date of issue.  The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples.  The payments under the Commercial Paper Program are guaranteed by the same subsidiaries that guarantee our publicly issued notes, our 2008 Agreement our 2008 Term Credit Facility, and our Revolving Credit Facility.  The Commercial Paper Program contains customary events of default with corresponding grace periods.

As of August 2, 2008, $2.99 billion of Notes were outstanding under the Program.  The Notes have terms of weighted average days outstanding of 4 weeks with a weighted average interest rate of 3.17%.

On July 1, 2008, we entered into a $400.0 million credit facility (the “2008 Term Credit Facility”) with Lehman Commercial Paper, Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners.  The 2008 Term Credit Facility provides for borrowing of a maximum aggregate principal amount of up to $400.0 million.  Borrowings under the 2008 Term Credit Facility may be used by us for working capital and in connection with our acquisition of Corporate Express, including the repayment of Corporate Express’ indebtedness.  Amounts borrowed under the 2008 Term Credit Facility once borrowed may not be reborrowed. Outstanding loans under the 2008 Term Credit Facility may be prepaid without penalty or premium prior to the maturity date, November 28, 2008, except that any full or partial repayment of loans bearing interest under the Eurocurrency rate may only be made on the last day of the relevant interest period or Staples must pay the cost and expense incurred by the Lenders as a result of the timing of the repayment.  Borrowings made pursuant to the 2008 Term Credit Facility will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Term Credit Facility, or the federal funds rate plus 0.50%) plus an “applicable margin”, defined as a percentage spread based on Staples’ credit rating or (b) the Eurocurrency rate plus a different “applicable margin”, also defined as a percentage spread based on our credit rating. The payments under the 2008 Term Credit Facility are guaranteed by the same subsidiaries that guarantee our publicly issued notes, our 2008 Agreement, our Commercial Paper Program and our Revolving Credit Facility.  Under the 2008 Term Credit Facility, we agree to pay a duration fee equal to 0.25% of the principal amount of each loan outstanding on the date 90 days after the closing date.  The 2008 Term Credit Facility contains customary affirmative and negative covenants that are substantially the same as those in our 2008 Agreement and our Revolving Credit Facility, has the same financial covenants as the 2008 Agreement and Revolving Credit Facility and provides for customary events of default with corresponding grace periods that are substantially the same as those in our 2008 Agreement.

As of August 2, 2008, $400.0 million of borrowings were outstanding under the 2008 Term Credit Facility.

On May 5, 2008, we entered into the first amendment (the “Amendment”) to the Amended and Restated $750.0 million Revolving Credit Agreement, as amended, dated as of October 13, 2006 (the “Revolving Credit Facility”).  The Amendment was entered into in connection with our acquisition of Corporate Express and provided certain post-acquisition cure periods to allow us to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express’ outstanding debt obligations and (ii) under Corporate Express’ and our outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed our obligations to the lenders and administrative agent who are parties thereto.

As of August 2, 2008, $122.1 million of borrowings were outstanding under the Revolving Credit Facility and $74.1 million of letters of credit were issued under this facility.

There were no instances of default in the first half of 2008 under any of our debt agreements.

After taking into account our acquisition of Corporate Express, we expect that our cash generated from operations, together with our current cash and funds available under our existing credit agreements, will be sufficient to fund our planned store openings and other  operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through an annual cash dividend.  Based on our credit metrics and our liquidity position, from time to time, we may also return capital to our shareholders through our share repurchase program.

We currently plan to spend approximately $350 million on capital expenditures during the second half of 2008 related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service.  We expect to open approximately 45 new stores in North America, Europe and Asia during the last half of 2008.  We may also use additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits, such as our recent acquisition of Corporate Express.  However, we have typically targeted and expect to continue to target acquisitions that are small, aligned with our existing businesses, focused on both strengthening our presence in existing markets and expanding our presence into new geographies that could become long-term meaningful drivers of our business, and financed from our operating cash flows.

We paid a cash dividend of $0.33 per share of common stock on April 17, 2008, to shareholders of record on March 28, 2008, resulting in a total dividend payment of $231.5 million.  In 2007, we paid a cash dividend of $0.29 per share of common stock on April 19, 2007, to shareholders of record on March 30, 2007, resulting in a total dividend payment of $207.6 million.   While it is our intention to pay annual cash dividends in years following 2008, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign exchange rates.

At August 2, 2008, as a result of our acquisition of Corporate Express, there have been changes in the interest rate  market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2008.

Our variable rate obligations, approximately $4.44 billion at August 2, 2008, expose us to the risk of rising interest rates.   At August 2, 2008, we had borrowings under the 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility. Management does not believe that the potential interest rate exposure is material to our overall financial position or results of operations.  Based on August 2, 2008 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $44 million additional pre-tax charge or credit to our statement of operations.

More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page B-10 of our Annual Report on Form 10-K filed on March 4, 2008 for the year ended February 2, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 2, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 2, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were designed to be effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In July 2008, the Company completed its acquisition of Corporate Express.  Management is currently in the process of evaluating the internal controls and procedures of Corporate Express.  Management plans to integrate Corporate Express’ internal controls over financial reporting with the Company’s internal controls over financial reporting.  This integration may lead to changes in the internal controls over financial reporting for Staples or Corporate Express in future fiscal periods.  Management expects the integration process to be completed during 2009.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1A. Risk Factors

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K to, among other things, reflect the risks associated with the acquisition of Corporate Express and our increased debt commitments.

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

Economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

 Our operating results are impacted by the health of the North American, European, Asian, Australian and South American economies.  Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels (particularly with office workers), higher energy costs, rising interest rates, financial market volatility, recession, and acts of terrorism.

We may not be able to successfully integrate Corporate Express into our operations to realize anticipated benefits and our growth may strain our operations.

In July 2008, we acquired Corporate Express.  The integration of our Corporate Express operations will be a complex, time-consuming and potentially expensive process and may disrupt the combined company’s business if not completed in a timely and efficient manner. As a result, we may experience the following:

•                  Impairment of relationships with customers, vendors or key employees;

•                  Substantial demands on our management that may limit their time to attend to other operational, financial and strategic issues;

•                  Difficulty in the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

•                  Difficulty in the global coordination of marketing and sales efforts;

•                  Potential conflicts between business cultures; or

•                  Unexpected liabilities associated with the acquired business or unanticipated costs related to the integration.

In addition, we may not achieve the synergies and cost savings that we anticipated.  If we fail to successfully integrate our businesses or fail to realize the intended benefits of the acquisition, our business may be adversely affected and the market price of our common stock could decline.

Our business has grown dramatically over the past several years.  While we cannot provide any assurances about our future sales or earnings, we anticipate that our business will continue to grow organically and through strategic acquisitions.  Accordingly, sales of our products and services, the number of stores that we operate, the number of countries in which we conduct business and the number of associates working with us have grown, and we expect they will continue to grow. This growth places significant demands on management and operational systems. If we cannot effectively expand and support our operational, information and financial systems, increase and manage our associate base, and share critical information and best practices across different business groups and geographies, this growth is likely to result in operational inefficiencies and ineffective management of our business.  In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

We may be unable to continue to open new stores and enter new markets successfully.

An important part of our business plan is to increase our number of stores and enter new geographic markets.  We currently plan to open approximately 45 new stores in North America, Europe and Asia during the last two quarters of 2008.  For our growth strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases on acceptable terms.  In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets.  If we are unable to open new stores as quickly as planned, our future sales and profits may be adversely affected.

Our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  These new stores may draw customers away from existing stores in nearby areas causing customer traffic and comparable store sales performance to decline at those existing stores.  Our expansion strategy also includes opening stores in new markets where customers may not be familiar with our brand, where we may not be familiar with local customer preferences or where our competitors may have a large, established market presence.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores and may reduce our overall profitability.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

Our borrowings and debt service requirements have increased dramatically in connection with the acquisition of Corporate Express.  Our consolidated outstanding debt as of August 2, 2008 was $4.44 billion.  As a result of our acquisition of Corporate Express, we sold approximately $2.99 billion of notes under our commercial paper program and we borrowed approximately $9.6 million under our new $3.0 billion credit facility which serves as a backstop to our commercial paper program, $400.0 million under our term loan and $122.1 million under our existing revolving credit facility.   If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities.  If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.  A default under our credit facilities would significantly increase our cash flow requirements and could materially harm our business and financial condition.

We will also be required to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years.  Our consolidated debt and operating lease obligations may have the effect generally of restricting our flexibility to respond to changing market conditions and could make us more vulnerable in the event of a downturn in our business.  In the future, we may also increase our debt to replace our short-term credit facilities with long-term debt instruments.  In addition, our level of indebtedness combined with the recent tightening of the global credit market may have other important consequences, including:  restricting our growth; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; and limiting our ability to use operating cash flow in other areas of our business.  As a result of our increased debt, we may also be placed at a competitive disadvantage against less leveraged competitors.

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

We currently operate in 26 different countries outside the United States and may enter new international markets.  Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.  Ensuring such compliance may require that we implement new operational systems and financial controls that may be expensive and divert management’s time from implementing our growth strategies.  In addition, cultural differences and differences in the business climate in our international markets may cause customers to be less receptive to our business model than we expect.  Other factors that may also have an adverse impact on our international operations include increased local competition, foreign currency fluctuations, unfavorable foreign trade policies and unstable political and economic conditions.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.

The products we sell are sourced from a wide variety of third-party vendors.  We derive benefits from vendor allowances and promotion incentives which may not be offered in the future.   We also cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner, technology and printing equipment.  Some of the products we offer are supplied to us on an exclusive basis and may be difficult to replace in a timely manner. Disruptions in the availability of raw materials used in the production of these products may also adversely affect our sales and result in customer dissatisfaction.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, we suspended our share repurchase program as a result of our acquisition of Corporate Express.   Therefore, there were no share repurchases during the reporting period.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 9, 2008, the results of which we reported in our Current Report on Form 8-K, dated June 9, 2008, and filed on June 13, 2008 (File No. 000-17586), which Form 8-K is incorporated herein by reference.

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

STAPLES, INC.

Date: September 2, 2008	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1

Merger Protocol, dated as of June 9, 2008, by and among Staples, Inc., Staples Acquisition B.V. and Corporate Express N.V. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 16, 2008 (File No. 000-17586) and incorporated herein by reference.

3.1+	Second Restated Certificate of Incorporation, as amended on June 9, 2008.

10.1

Amendment No. 1 to the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among Staples, Inc., the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, and HSBC Bank USA, JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association as Co-Documentation Agents, with Bank of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 9, 2008 (File No. 000-17586) and incorporated herein by reference.

10.2

Amendment No. 1 to Credit Agreement, dated as of July 1, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, to the Credit Agreement, dated as of April 1, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008 (File No. 000-17586) and incorporated herein by reference.

10.3

Credit Agreement, dated as of July 1, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008 (File No. 000-17586) and incorporated herein by reference.

10.4+	Amended and Restated Commercial Paper Dealer Agreement among Staples, Inc., Banc of America Securities LLC and the other parties thereto, dated as of August 6, 2008.

10.5+	Amended and Restated Commercial Paper Dealer Agreement among Staples, Inc., Lehman Brothers, Inc. and the other parties thereto, dated as of August 6, 2008.

10.6

Staples’ Executive Officer Incentive Plan for the fiscal years 2008 through 2012. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2008 (File No. 000-17586) and incorporated herein by reference.

10.7

Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 13, 2008 (File No. 000-17586) and incorporated herein by reference.

10.8+	Form of Non-Employee Director Restricted Stock Award Agreement (Initial Grant) under the Amended and Restated 2004 Stock Incentive Plan.

10.9+	Tax Services Reimbursement Program.

31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+     Filed herewith

++  Furnished herewith