Form 10-Q
period 2008-11-01
STAPLES INC
filed 2008-12-02
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  November 1, 2008

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

The registrant had 713,387,435 shares of common stock outstanding as of November 28, 2008.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
November 1, 2008
TABLE OF CONTENTS

Page
Part I – Financial Information:

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

Part II – Other Information

Item 1A. Risk Factors	30-33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	33

Signatures	34

Exhibit Index	35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	November 1, 2008	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$887,700	$1,245,448
Short-term investments	—	27,016
Receivables, net	2,096,663	822,254
Merchandise inventories, net	2,668,289	2,053,163
Deferred income tax asset	242,279	173,545
Prepaid expenses and other current assets	284,911	233,956
Total current assets	6,179,842	4,555,382

Property and equipment:
Land and buildings	1,028,726	859,751
Leasehold improvements	1,185,903	1,135,132
Equipment	1,932,415	1,819,381
Furniture and fixtures	917,514	871,361
Total property and equipment	5,064,558	4,685,625
Less accumulated depreciation and amortization	2,722,815	2,524,486
Net property and equipment	2,341,743	2,161,139

Lease acquisition costs, net of accumulated amortization	28,397	31,399
Intangible assets, net of accumulated amortization	766,145	231,310
Goodwill	3,724,004	1,764,928
Other assets	993,087	292,186
Total assets	$14,033,218	$9,036,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497,903	$1,560,728
Accrued expenses and other current liabilities	1,229,646	1,025,364
Commercial paper	948,728	—
Debt maturing within one year	1,991,604	23,806
Total current liabilities	6,667,881	2,609,898

Long-term debt	1,149,645	342,169
Other long-term obligations	775,289	356,043
Minority interest	58,345	10,227

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 882,167,337 shares at November 1, 2008 and 867,366,103 shares at February 2, 2008	529	520
Additional paid-in capital	3,987,666	3,720,319
Cumulative foreign currency translation adjustments	(331,446)	476,399
Retained earnings	5,081,290	4,793,542
Less: Treasury stock at cost - 166,381,578 shares at November 1, 2008 and 162,728,588 shares at February 2, 2008	(3,355,981)	(3,272,773)
Total stockholders’ equity	5,382,058	5,718,007
Total liabilities and stockholders’ equity	$14,033,218	$9,036,344

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Sales	$6,950,933	$5,168,351	$16,910,207	$14,048,240
Cost of goods sold and occupancy costs	5,086,799	3,662,677	12,323,649	10,047,260
Gross profit	1,864,134	1,505,674	4,586,558	4,000,980

Operating and other expenses:
Selling, general and administrative	1,314,134	1,072,998	3,450,599	2,957,909
Integration and restructuring costs	132,282	—	132,445	—
Amortization of intangibles	28,011	4,371	46,426	11,681
Total operating expenses	1,474,427	1,077,369	3,629,470	2,969,590

Operating income	389,707	428,305	957,088	1,031,390

Other income (expense):
Interest income	5,366	8,715	23,148	34,895
Interest expense	(59,902)	(8,466)	(88,348)	(30,667)
Miscellaneous expense	(2,833)	15	(3,223)	(1,472)
Income before income taxes and minority interests	332,338	428,569	888,665	1,034,146
Income tax expense	171,644	154,285	363,588	372,293
Income before minority interests	160,694	274,284	525,077	661,853
Minority interests	3,991	(234)	5,859	(636)
Net income	$156,703	$274,518	$519,218	$662,489

Earnings Per Share:

Basic earnings per common share	$0.22	$0.39	$0.75	$0.94

Diluted earnings per common share	$0.22	$0.38	$0.73	$0.92

Dividends declared per common share	$—	$—	$0.33	$0.29

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	November 1, 2008	November 3, 2007
Operating Activities:
Net income	$519,218	$662,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,590	285,940
Amortization of deferred financing costs	8,982	—
Non-cash write-down of indefinite lived intangible assets	123,775	—
Stock-based compensation	134,196	133,196
Deferred tax expense	19,190	25,272
Excess tax benefits from stock-based compensation arrangements	(5,992)	(17,395)
Other	5,575	1,679
Changes in assets and liabilities:
Increase in receivables	(130,794)	(113,711)
Increase in merchandise inventories	(70,085)	(99,489)
Increase in prepaid expenses and other assets	(16,402)	(51,323)
Increase in accounts payable	30,711	114,724
Increase (decrease) in accrued expenses and other liabilities	115,711	(189,720)
Increase in other long-term obligations	34,431	90,161
Net cash provided by operating activities	1,165,106	841,823

Investing Activities:
Acquisition of property and equipment	(243,777)	(315,905)
Acquisition of businesses and investments in joint ventures, net of cash acquired	(4,381,811)	(178,295)
Proceeds from the sale of short-term investments	27,019	3,776,385
Purchase of short-term investments	(3)	(3,440,117)
Net cash used in investing activities	(4,598,572)	(157,932)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	129,769	125,703
Proceeds from the issuance of commercial paper, net of repayments	948,728	—
Proceeds from borrowings	2,762,879	10,701
Payments on borrowings	(360,790)	(204,889)
Payment of deferred financing costs	(16,450)	—
Cash dividends paid	(231,465)	(207,552)
Excess tax benefits from stock-based compensation arrangements	5,992	17,395
Purchase of treasury stock, net	(83,208)	(578,159)
Net cash provided by (used in) financing activities	3,155,455	(836,801)

Effect of exchange rate changes on cash and cash equivalents	(79,737)	45,960

Net decrease in cash and cash equivalents	(357,748)	(106,950)
Cash and cash equivalents at beginning of period	1,245,448	1,017,671
Cash and cash equivalents at end of period	$887,700	$910,721

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”), and the recent acquisition of Corporate Express N.V. (“Corporate Express”) (see Note C). These financial statements are for the period covering the thirteen and thirty-nine weeks ended November 1, 2008 (also referred to as the “third quarter of 2008” and “year-to-date 2008”, respectively) and the period covering the thirteen and thirty-nine weeks ended November 3, 2007 (also referred to as the “third quarter of 2007” and “year-to-date 2007”, respectively). All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note B – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement). In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 3, 2008, the Company adopted SFAS No. 157 for its financial assets. The adoption had no impact on the Company’s financial condition, results of operations or cash flows. The Company has not yet determined the impact on its financial statements of the February 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

The following table shows assets and liabilities as of November 1, 2008, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$41,135	—

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 was effective for the Company on February 3, 2008.  The adoption of SFAS No. 159 did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material impact on its financial condition, results of operations or cash flows.

Note C – Business Acquisition

In July 2008, Staples acquired Corporate Express N.V. (“Corporate Express”), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock. The acquisition of Corporate Express establishes Staples’ contract business in Europe and Canada and increases Staples’ contract business in the United States.  The acquisition also extends Staples geographic reach to Australia and New Zealand. As a result of the acquisition, the Company has operations in 27 countries.

The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock of Corporate Express and for the repayment of most of Corporate Express’ debt was funded primarily with the sale of notes under the Commercial Paper Program, which is backstopped by the 2008 Agreement, and additional funds from the 2008 Term Credit Facility, the Company’s existing Revolving Credit Facility (each as described in Note E), and the Company’s available cash and short-term investments.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date the terms the tender offer were declared unconditional (in thousands):

As of July 2, 2008
Current assets (excluding acquired cash)	$2,136,397
Property and equipment	462,953
Other assets	959,150
Goodwill	2,489,172
Intangible assets	865,200
Total assets acquired	$6,912,872

Current liabilities	$1,507,263
Long-term debt	404,222
Other long-term liabilities	619,576
Total liabilities assumed	$2,531,061

Net assets acquired	$4,381,811

At July 2, 2008, the date the terms of the tender offer were declared unconditional, Staples allocated assets of $3.90 billion and $3.09 billion to the North American Delivery and International Operations segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.35 billion, of which $2.22 billion and $1.14 billion were allocated to the North American Delivery and International Operations segments, respectively.  Of the $865.2 million of estimated acquired intangible assets, $692.9 million was assigned to customer relationships that are being amortized over a weighted average useful life of 12.6 years, $162.3 million was assigned to tradenames, which have lives ranging from 18 months to 10 years with a weighted average useful life of 6.9 years, and $10.0 million was assigned to order backlog that is being amortized over its useful life of 18 months.

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

The activity related to the Company’s reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Utilization	Balance November 1, 2008
Transaction costs	$52,490	$(30,695)	$21,795
Severance	30,000	—	30,000
Facility closures	418	—	418
Other	24	(24)	—
Total	$82,932	$(30,719)	$52,213

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following unaudited proforma summary presents information as if Corporate Express had been acquired as of February 4, 2007.  In addition to an adjustment to amortization expense to reflect the value of intangibles recorded for this acquisition, the proforma amounts include incremental interest expense for all periods to reflect the increase in borrowings under the 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility, and the Revolving Credit Facility (each as defined in Note E) to finance the acquisition as if the increase had occurred at the beginning of fiscal 2007.  Proforma interest expense also reflects the elimination of interest expense on Corporate Express debt that was repaid at the time of acquisition.  No adjustment was made to reduce historical interest income to reflect the Company’s use of available cash in this acquisition.  The proforma summary also reflects the effective tax rate applicable for the combined company.  The proforma amounts do not reflect any benefits from economies that might be achieved from combining the operations of the two companies.

The proforma information presented below (in thousands, except per share data) does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$6,950,933	$7,071,029	$20,284,858	$19,651,562
Income from continuing operations (1)	156,703	255,134	443,136	600,075
Net income (1)	156,703	272,520	507,404	629,427
Basic earnings per share	0.22	0.39	0.73	0.89
Diluted earnings per share	0.22	0.38	0.71	0.87

(1)          Fiscal 2008 results include $124,012 of costs, net of taxes, related to strategic initiatives and certain transaction costs incurred by Corporate Express prior to the transaction date.

Note D – Integration and Restructuring Costs

Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company’s pre-existing business and the consolidation of certain operations of the Company.  Integration and restructuring costs were $132.3 million and $132.4 million for the third quarter of 2008 and year-to-date 2008, respectively.  Included in integration and restructuring costs for the third quarter of 2008 and year-to-date 2008 is a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with the European catalog business.  The tradename write-down was the result of the Company’s decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, the legacy Staples brands used in the European catalog business.  For the third quarter of 2008, integration and restructuring costs also include $7.4 million of consulting fees, $0.6 million of travel related expenses and a $0.5 million charge for employee retention costs.

Note E – Debt and Credit Agreements

In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers, Inc. and their affiliates under the Company’s 2008 Agreement, the Revolving Credit Facility, the Commercial Paper Program, and the 2008 Term Credit Facility as described below.

The 2008 Agreement

On April 1, 2008, Staples entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning on July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely (1) for the Company’s acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) backstop the Company’s Commercial Paper Program.  Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion. Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on Staples’ credit

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on Staples’ credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries of Staples (see Note J) that guarantee Staples’ publicly issued notes, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below).  Under the 2008 Agreement, Staples agrees to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on Staples’ credit rating.  The 2008 Agreement also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0.  The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in Staples’ 2008 Term Credit Facility and Revolving Credit Facility.  The 2008 Agreement contains certain customary events of default with corresponding grace periods.  On July 1, 2008, Staples entered into the first amendment to the 2008 Agreement.  The amendment was entered into to provide that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement.  On September 12, 2008, Staples entered into the second amendment to the 2008 Agreement.  The amendment provides Staples with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay the Commercial Paper Program (as described below).

As of November 1, 2008, $1.57 billion of borrowings were outstanding under the 2008 Agreement at a weighted average interest rate of 4.38%.  As of November 1, 2008, the available credit under this agreement was $478.1 million.

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

As of November 1, 2008, $668.0 million of borrowings were outstanding under the Revolving Credit Facility and $21.3 million of letters of credit were issued against this facility.  As of November 1, 2008, the available credit under this facility was $60.7 million.

The Commercial Paper Program

On June 9, 2008, Staples entered into a commercial paper program (the “Commercial Paper Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate principal amount outstanding at any time of $3.0 billion.  The 2008 Agreement serves as a backstop to the Commercial Paper Program.  Under the Commercial Paper Program, Staples may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  Maturities of the Notes vary but may not exceed 397 days from the date of issue.  The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples.  The payments under the Commercial Paper Program are guaranteed by the same subsidiaries (see Note J) that guarantee the publicly issued notes, the 2008 Agreement, the 2008 Term Credit Facility, and the Revolving Credit Facility.  The Commercial Paper Program contains customary events of default with corresponding grace periods.

As of November 1, 2008, $948.7 million of Notes were outstanding under the Commercial Paper Program.  The Notes have a weighted average remaining maturity of 15 days with a weighted average interest rate of 3.97%.

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

As of November 1, 2008, $150.0 million of borrowings were outstanding under the 2008 Term Credit Facility.  On November 26, 2008, the Company repaid the entire remaining balance due.  No further credit is available under this facility.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Corporate Express Securitization Programs

In connection with the acquisition of Corporate Express, the Company assumed the obligations under Corporate Express’ U.S. Securitization Program and the European Securitization Program (the “Securitization Programs”).  As of November 1, 2008, the Company was able to borrow a maximum of $200.0 million and EUR 75.0 million (approximately $98 million based on exchange rates on that date) under the Securitization Programs.  As of November 1, 2008, the utilized balance under the U.S. Securitization Program was $186.7 million and, based on the exchange rates on this date, the utilized balance under the European Securitization Program was $47.9 million.  Borrowings outstanding under the Securitization Programs are included as a component of current liabilities in the Company’s condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables.

There were no instances of default during 2008 under any of the Company’s debt agreements.

Deferred Financing Fees

In connection with entering into the 2008 Agreement and the 2008 Term Credit Facility, the Company incurred financing fees of $16.5 million, which are being amortized over the term of the related debt instrument.  Amortization of the financing fees are classified as interest expense.  Deferred financing fees amortized to interest expense for the quarter and year to date period ended November 1, 2008 amounted to $5.5 million and $9.0 million, respectively.  Unamortized financing fees at November 1, 2008 were $7.5 million and included in prepaid expenses and other current assets.

Note F – Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity based employee benefit plans, including the Employees’ 401(k) Savings Plan (the “401(k) Plan”), the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the nonqualified stock option and Restricted Share activity during year-to-date 2008:

	Nonqualified Stock Options		Restricted Shares
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 2, 2008	51,374,926	$17.90	9,857,269	$24.61
Granted	183,689	21.58	938,647	21.82
Exercised / released	(1,478,855)	15.31	(224,413)	22.11
Canceled	(658,632)	20.22	(229,719)	24.54
Outstanding at May 3, 2008	49,421,128	$17.97	10,341,784	$24.41
Granted	4,867,262	24.30	5,156,149	24.30
Exercised / released	(2,956,925)	16.17	(1,866,753)	24.46
Canceled	(318,185)	22.35	(274,902)	24.50
Outstanding at August 2, 2008	51,013,280	$18.65	13,356,278	$24.36
Granted	342,179	22.58	111,288	24.89
Exercised / released	(3,620,615)	16.26	(81,324)	22.77
Canceled	(290,131)	22.59	(255,831)	24.33
Outstanding at November 1, 2008	47,444,713	$18.83	13,130,411	$24.37

Staples also grants performance share awards to certain employees, which are awards of restricted stock that only are issued and vest if the Company meets minimum performance targets (the “Performance Shares”).  If at the end of each three year period, the Company’s performance falls between the minimum and maximum targets, a percentage of the Performance Shares, ranging from 90% to 200%, will vest depending on the performance achieved.  If the Company does not achieve the minimum performance target, none of the Performance Shares will be issued.

In connection with its equity based employee benefit plans, Staples included $47.4 million and $134.2 million in compensation expense for the thirteen weeks and thirty-nine weeks ended November 1, 2008, respectively, and $50.1 million and $133.2 million in compensation expense for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.  As of November 1, 2008, Staples had $286.5 million of nonqualified stock options and Restricted Shares to be expensed over the period through September 2012.

Note G – Comprehensive Income

Comprehensive (loss) income includes net income, foreign currency translation adjustments and changes in the fair value of derivatives that are designated as hedges of net investments in foreign subsidiaries (net of the related tax effects), which are reported separately in stockholders’ equity (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income	$156,703	$274,518	$519,218	$662,489
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(848,685)	94,882	(833,842)	236,854
Change in the fair value of derivatives	47,084	48,779	44,823	15,755
Tax effect of changes in the fair value of derivatives	(19,776)	(20,487)	(18,826)	(6,617)
Total comprehensive (loss) income	$(664,674)	$397,692	$(288,627)	$908,481

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note H – Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2008 and 2007 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Numerator:
Net income	$156,703	$274,518	$519,218	$662,489
Denominator:
Weighted-average common shares outstanding	701,161	702,259	696,811	707,301
Effect of dilutive securities:
Employee stock options and restricted shares	11,550	12,999	13,873	16,114
Weighted-average common shares outstanding assuming dilution	712,711	715,258	710,684	723,415

Basic earnings per common share	$0.22	$0.39	$0.75	$0.94
Diluted earnings per common share	$0.22	$0.38	$0.73	$0.92

Note I – Segment Reporting

Staples has three reportable segments: North American Retail, North American Delivery and International Operations. Staples’ North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Contract (including Corporate Express).  The International Operations segment consists of  business units (including Corporate Express)  that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia and South America.

 In connection with the acquisition of Corporate Express, Staples allocated assets of $3.90 billion and $3.09 billion to the North American Delivery and International Operations segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.35 billion, of which $2.22 billion and $1.14 billion were allocated to the North American Delivery and International Operations segments, respectively.

Staples evaluates performance and allocates resources based on profit or loss from operations before integration and restructuring costs, stock-based compensation, interest and other expense, income taxes, non-recurring items and the impact of changes in accounting principles (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2008 and 2007 and a reconciliation of total segment income to income before income taxes and minority interest (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	Sales		Sales

North American Retail	$2,599,204	$2,750,884	$7,095,568	$7,225,679
North American Delivery	2,783,195	1,727,141	6,469,487	4,896,999
International Operations	1,568,534	690,326	3,345,152	1,925,562
Total reportable segments	$6,950,933	$5,168,351	$16,910,207	$14,048,240

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	Business Unit Income		Business Unit Income

North American Retail	$267,558	$305,869	$546,342	$652,252
North American Delivery	246,206	187,450	583,023	507,380
International Operations	55,624	23,064	94,364	42,954
Business unit income	$569,388	$516,383	$1,223,729	$1,202,586
Stock-based compensation	(47,399)	(50,078)	(134,196)	(133,196)
Integration and restructuring costs	(132,282)	—	(132,445)	—
Impact of wage and hour settlement	—	(38,000)	—	(38,000)
Total segment income	389,707	428,305	957,088	1,031,390
Interest and other income (expense), net	(57,369)	264	(68,423)	2,756
Income before income taxes and minority interests	$332,338	$428,569	$888,665	$1,034,146

Note J - Guarantor Subsidiaries

Under the terms of the Company’s 7.375% Senior Notes, the Revolving Credit Facility, the 2008 Agreement, the 2008 Term Credit Facility and the Commercial Paper Program, certain subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore,  LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc., and Staples the Office Superstore, Limited Partnership, all of which are wholly owned subsidiaries of Staples (the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the debt and illustrates the composition of Staples, Inc. (the “Parent Company”), the Guarantor Subsidiaries, and the non-guarantor subsidiaries as of November 1, 2008 and February 2, 2008 and for the third quarter and year-to-date 2008 and 2007. The non-guarantor subsidiaries, including Corporate Express, represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of November 1, 2008
(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$287,784	$36,932	$562,984	$—	$887,700
Merchandise inventories	—	1,257,496	1,410,793	—	2,668,289
Other current assets	61,666	689,765	1,872,422	—	2,623,853
Total current assets	349,450	1,984,193	3,846,199	—	6,179,842
Net property, equipment and other assets	709,117	1,273,530	2,146,725	—	4,129,372
Goodwill	290,759	154,527	3,278,718	—	3,724,004
Investment in affiliates and intercompany, net	1,709,770	3,812,082	1,663,954	(7,185,806)	—
Total assets	$3,059,096	$7,224,332	$10,935,596	$(7,185,806)	$14,033,218

Total current liabilities	$2,879,985	$1,288,382	$2,499,514	$—	$6,667,881
Total long-term liabilities	779,355	488,695	656,884	—	1,924,934
Minority interests	—	—	58,345	—	58,345
Total stockholders’ equity	(600,244)	5,447,255	7,720,853	(7,185,806)	5,382,058
Total liabilities and stockholders’ equity	$3,059,096	$7,224,332	$10,935,596	$(7,185,806)	$14,033,218

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,267,766	$3,683,167	$6,950,933
Cost of goods sold and occupancy costs	3,525	2,359,215	2,724,059	5,086,799
Gross profit	(3,525)	908,551	959,108	1,864,134
Operating and other expenses	167,717	639,538	724,541	1,531,796
Income (loss) before income taxes and minority interests	(171,242)	269,013	234,567	332,338
Income tax expense	—	97,786	73,858	171,644
Income (loss) before minority interests	(171,242)	171,227	160,709	160,694
Minority interests	—	—	3,991	3,991
Net income (loss)	$(171,242)	$171,227	$156,718	$156,703

Condensed Consolidating Statement of Income

For the thirteen weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,357,286	$1,811,065	$5,168,351
Cost of goods sold and occupancy costs	3,196	2,390,586	1,268,895	3,662,677
Gross profit	(3,196)	966,700	542,170	1,505,674
Operating and other expenses	16,188	687,854	373,063	1,077,105
Income (loss) before income taxes and minority interests	(19,384)	278,846	169,107	428,569
Income tax expense	—	96,116	58,169	154,285
Income (loss) before minority interest	(19,384)	182,730	110,938	274,284
Minority interests	—	—	(234)	(234)
Net income (loss)	$(19,384)	$182,730	$111,172	$274,518

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,221,573	$7,688,634	$16,910,207
Cost of goods sold and occupancy costs	10,865	6,781,769	5,531,015	12,323,649
Gross profit	(10,865)	2,439,804	2,157,619	4,586,558
Operating and other expenses	204,868	1,875,974	1,617,051	3,697,893
Income (loss) before income taxes and minority interests	(215,733)	563,830	540,568	888,665
Income tax expense	—	193,783	169,805	363,588
Income (loss) before minority interests	(215,733)	370,047	370,763	525,077
Minority interests	—	—	5,859	5,859
Net income (loss)	$(215,733)	$370,047	$364,904	$519,218

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,230,842	$4,817,398	$14,048,240
Cost of goods sold and occupancy costs	7,349	6,678,579	3,361,332	10,047,260
Gross profit	(7,349)	2,552,263	1,456,066	4,000,980
Operating and other expenses	45,022	1,873,263	1,048,549	2,966,834
Income (loss) before income taxes and minority interests	(52,371)	679,000	407,517	1,034,146
Income tax expense	—	231,196	141,097	372,293
Income (loss) before minority interests	(52,371)	447,804	266,420	661,853
Minority interests	—	—	(636)	(636)
Net income (loss)	$(52,371)	$447,804	$267,056	$662,489

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(3,501,226)	$115,643	$4,550,689	$1,165,106
Investing Activities:
Acquisition of property and equipment	(29,540)	(123,371)	(90,866)	(243,777)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	—	(4,381,811)	(4,381,811)
Purchase of short-term investments	(3)	—	—	(3)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Cash used in investing activities	(2,524)	(123,371)	(4,472,677)	(4,598,572)
Financing Activities:
Proceeds from borrowings and issuance of commercial paper, net	3,711,607	—	—	3,711,607
Payments on borrowings	(360,790)	—	—	(360,790)
Purchase of treasury stock, net	(83,208)	—	—	(83,208)
Excess tax benefits from stock-based compensation arrangements	3,528	2,048	416	5,992
Cash dividends paid	(231,465)	—	—	(231,465)
Other	113,319	—	—	113,319
Cash provided by financing activities	3,152,991	2,048	416	3,155,455
Effect of exchange rate changes on cash and cash equivalents	—	—	(79,737)	(79,737)
Net decrease in cash and cash equivalents	(350,759)	(5,680)	(1,309)	(357,748)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$287,784	$36,932	$562,984	$887,700

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended November 3, 2007

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$464,677	$255,139	$122,007	$841,823
Investing Activities:
Acquisition of property and equipment	(43,687)	(194,182)	(78,036)	(315,905)
Acquisition of businesses and investment in joint ventures, net of cash acquired	—	(82,202)	(96,093)	(178,295)
Purchase of short-term investments	(3,440,117)	—	—	(3,440,117)
Proceeds from the sale of short-term investments	3,776,385	—	—	3,776,385
Cash provided by (used in) investing activities	292,581	(276,384)	(174,129)	(157,932)
Financing Activities:
Payments on borrowings	(204,889)	—	—	(204,889)
Purchase of treasury stock, net	(578,159)	—	—	(578,159)
Excess tax benefits from stock-based compensation arrangements	9,512	7,715	168	17,395
Cash dividends paid	(207,552)	—	—	(207,552)
Other	136,404	—	—	136,404
Cash (used in) provided by financing activities	(844,684)	7,715	168	(836,801)
Effect of exchange rate changes on cash and cash equivalents	—	—	45,960	45,960
Net decrease in cash and cash equivalents	(87,426)	(13,530)	(5,994)	(106,950)
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671
Cash and cash equivalents at end of period	$389,123	$36,157	$485,441	$910,721

Note K – Commitments and Contingencies

The Company is involved from time to time in litigation arising from the operation of its business that is considered routine and incidental to its business; however, the Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition.

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

The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock of Corporate Express and for our repayment of most of Corporate Express’ debt was funded primarily with the sale of notes under our Commercial Paper Program, which is backstopped by our 2008 Agreement, and additional funds from our 2008 Term Credit Facility, our existing Revolving Credit Facility (each as defined below), and our available cash and short-term investments.

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

As we have begun the integration of Corporate Express, it has become difficult to accurately isolate the impact of the Corporate Express operations from our overall business.  Accordingly, the following information discussing our results after removing the impact of the Corporate Express acquisition is not exact and represents our best estimate.  In the coming quarters, as the integration of Corporate Express proceeds, it will become increasingly difficult to accurately quantify the impact of the Corporate Express operations on our overall results, and we’ll soon no longer be able, or consider it meaningful, to provide financial information or any related discussion of our business after removing the impact of Corporate Express.

Overview

We produced fairly stable results for the third quarter of 2008 despite the challenging economic environment.  Excluding sales of $1.96 billion related to Corporate Express, our consolidated sales declined 3.4% in the third quarter of 2008.  Major contributors to the third quarter of 2008 results (as compared to the results for the third quarter of 2007) are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis including Corporate Express, we reached $6.95 billion in sales, with sales growth of 34.5%.
•

North American Retail’s comparable store sales declined 8% and business unit income rate fell to 10.3% from 11.1%, as negative comparable store sales drove deleverage in rent and occupancy expenses and labor. Despite these economic challenges, we achieved excellent customer service and continued to invest in our “EasyWay” service model.

•

North American Delivery sales grew 61.1% as a result of the acquisition of Corporate Express. Excluding sales of $1.07 billion related to Corporate Express, sales declined 0.9% on lower sales to existing customers, partially offset by successful customer acquisition and retention efforts and excellent customer service. Business unit income rate declined from 10.9% to 8.8%. Excluding the results of Corporate Express, business unit income increased to 12.3%.

•

International Operations sales grew 127.2%. Excluding sales of $886 million related to Corporate Express, sales declined 1.1% in US dollars and grew 0.4% in local currency. Business unit income rate increased to 3.5% from 3.3% and increased to 3.4% excluding the results of Corporate Express.

•	We now operate 2,216 stores worldwide. We had a net addition of 30 stores in North America and a net closure of 5 stores in International Operations.

While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives and customer service programs to ensure our long term success, despite the current weak economic climate.  These strategic initiatives include:

•

Implementing a series of retail store business initiatives to drive productivity; including improving the profitability of technology sales, boosting sales of high margin copy and EasyTech services, and reducing the size of our primary “Dover” store format to 18,000 square feet from 20,000 square feet;

•	Continued differentiation through our own brand products; and
•	Cross-channel initiatives to encourage customers to spend more overall by shopping both Staples’ retail and delivery channels.

For our customer service programs, our North American and European delivery businesses have focused on the “Perfect Order” program to improve product availability, ensure accuracy of orders, improve warehouse performance and productivity of our delivery trucks, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention.  In our North American Retail business, our selling models are designed to train associates to provide solutions for small business customers and drive attachment selling, while also providing incentives for store associates to provide great customer service.

Outlook

The economic environment remains challenging, and we expect it to remain so for the foreseeable future.  Despite this difficult environment, we expect to achieve stable performance through customer service, customer retention and acquisition efforts, expense management and focused integration of Corporate Express.  We will endeavor to provide as much transparency as possible; however, as a result of the difficulty in forecasting sales in the current environment, we will not provide specific sales and earnings guidance for the fourth quarter of 2008 and for 2009.  To the extent we have clear visibility, we will provide guidance on factors that will influence profitability, such as anticipated synergies from the Corporate Express integration, integration and restructuring expense, amortization of intangibles and interest expense.  We expect the following:

•	Corporate Express integration synergies building to $300 million annually over a three year integration period;
•	Integration and restructuring expense of $10 to $15 million for the fourth quarter of 2008 and $50 to $70 million for 2009;
•	Amortization of intangibles of $30 to $35 million for the fourth quarter of 2008 and $110 to $120 million for 2009; and
•	Net interest expense of $60 to $70 million for the fourth quarter of 2008 and $220 to $250 million for 2009.

Consolidated Performance:

Net income for the third quarter of 2008 was $156.7 million, or $0.22 per diluted share, compared to $274.5 million or $0.38 per diluted share for the third quarter of 2007. Net income for year-to-date 2008 was $519.2 million, or $0.73 per diluted share, compared to $662.5 million, or $0.92 per diluted share, for year-to-date 2007.  Our results for the third quarter and year-to-date 2008 include the results of the newly acquired Corporate Express business since its acquisition on July 2, 2008.  Our results for the third quarter and year-to-date 2008 also include pretax integration and restructuring costs of $132.3 million and $132.4 million, respectively, and total net interest expense before taxes of $54.5 million and $65.2 million, respectively, which substantially relates to our acquisition financing.  Our results reflect our continuing focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity while operating in a difficult economic environment.  We continue to work to deliver on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, our focus on higher margin Staples brand products, our continued focus on customer acquisition and retention efforts, and expense control were key contributors to sustaining our performance in the third quarter of 2008, despite the negative impact of a weakened economy on our customers and our organic sales growth.

Sales:  Sales for the third quarter of 2008 were $6.95 billion, an increase of 34.5% from the third quarter of 2007. Sales for year-to-date 2008 were $16.91 billion, an increase of 20.4% from year-to-date 2007.  Our sales growth for the third quarter and year-to-date 2008 reflects sales of $1.96 billion and $2.63 billion, respectively, from the Corporate Express business.  Excluding the sales from Corporate Express, sales decreased 3.4% for the third quarter and increased 1.7% for year-to-date 2008.  The 3.4% decline for the third quarter of 2008 was substantially driven by an 8% decrease in comparable store sales in our North American Retail business and, to a much lesser degree, the negative impact of foreign exchange rates of $52.2 million.  This sales decline was partially offset by sales from new stores opened in our North American Retail business.  The 1.7% sales growth for year-to-date 2008 was primarily driven by the following three factors, in order of magnitude: increased sales from new stores opened, the positive impact of foreign exchange rates of $195.9 million, and organic growth in our delivery businesses.  This growth was partially offset by a 6% decrease in comparable store sales in our retail businesses.

Gross Profit: Gross profit as a percentage of sales was 26.8% for the third quarter of 2008 and 27.1% for year-to-date 2008 compared to 29.1% for the third quarter of 2007 and 28.5% for year-to-date 2007.  Our gross profit rate for the third quarter and year-to-date 2008 was negatively impacted by 2.4% and 1.2%, respectively, due to the inclusion of the results of Corporate Express, whose gross profit rate is lower than our existing businesses.  The negative impact of Corporate Express on our gross profit rate for the third quarter was offset primarily by improved product margins in our North American businesses and, to a lesser extent, supply chain improvements in all our segments substantially offset by deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail.  For year-to-date 2008, the net decrease in gross profit rate primarily reflects deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail, partially offset by improved product margins in our North American businesses and, to a lesser extent, supply chain improvements in all of our segments.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 18.9% of sales for the third quarter and 20.4% of sales for year-to-date 2008 compared to 20.8% for the third quarter of 2007 and 21.1% for year-to-date 2007.  Selling, general and administrative expenses as a percentage of sales for the third quarter and year-to-date 2008 includes a 1.2% and 0.8% improvement, respectively, related to the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate is lower than our existing businesses.  The net decrease in selling, general and administrative expenses for the third quarter, after adjusting for the improvement from Corporate Express, was primarily driven by the $38.0 million charge related to the California wage and hour class action lawsuits included in the prior year and, to a lesser extent, decreased marketing expenses in all our businesses, partially offset by deleverage in labor on a decrease in comparable store sales in our North American Retail business.  The net increase in selling, general and administrative expenses for year-to-date 2008, after adjusting for the improvement from Corporate Express, primarily reflects deleverage in labor, partially offset by the $38.0 million charge related to the California wage and hour class action lawsuits included in the prior year and, to a lesser extent, decreased marketing expenses in all of our businesses.  Our results continue to reflect our ongoing focus on expense control in a challenging economic environment.

Integration and Restructuring Costs:  Integration and restructuring costs were $132.3 million and $132.4 million for the third quarter and year-to-date 2008, respectively.  These expenses reflect costs associated with the integration of Corporate Express with the Company’s pre-existing business and the consolidation of certain operations of the Company.  Included in integration and restructuring costs for the third quarter and year-to-date 2008 is a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with our European catalog business.  The tradename write-down was the result of our decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, the legacy brands used in the European catalog business.  For the third quarter of 2008, integration and restructuring costs also include $7.4 million of consulting fees, $0.6 million of travel related expenses and a $0.5 million charge for employee retention costs.

Amortization of Intangibles: Amortization of intangibles was $28.0 million for the third quarter of 2008 and $46.4 million for year-to-date 2008 compared to $4.4 million for the third quarter of 2007 and $11.7 million for year-to-date 2008, reflecting the amortization of certain tradenames, customer relationships and noncompetition agreements.  Amortization expense relating to the intangibles resulting from our acquisition of Corporate Express was $24.5 million and $34.9 million for the third quarter and year-to-date 2008, respectively.

Interest income: Interest income decreased to $5.4 million for the third quarter of 2008 and $23.1 million for year-to-date 2008 from $8.7 million for the third quarter of 2007 and $34.9 million for year-to-date 2007.  The decrease in interest income for the third quarter and year-to-date 2008 is primarily due to a decrease in our average cash and short-term investment portfolio resulting from our acquisition of Corporate Express, combined with a decrease in interest rates.

Interest expense: Interest expense increased to $59.9 million for the third quarter of 2008 and $88.3 million for year-to-date 2008 from $8.5 million for the third quarter of 2007 and $30.7 million for year-to-date 2007.  The increase in interest expense for the third quarter and year-to-date 2008 is primarily due to borrowings under our Commercial Paper Program, our 2008 Agreement, our Revolving Credit Facility and the 2008 Term Credit Facility (each as defined below) relating to our acquisition of Corporate Express, slightly offset by the impact of the repayment of our $200.0 million 7.125% senior notes in August 2007.  We use interest rate swap agreements to convert our fixed rate debt obligations into variable rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $60.8 million for the third quarter of 2008 and $90.5 million for year-to-date of 2008 compared to $7.6 million for the third quarter of 2007 and $29.1 million for year-to-date 2007.

Miscellaneous expense:  Miscellaneous expense was $2.8 million for the third quarter and $3.2 million year-to-date 2008, compared to miscellaneous income of $0.01 million for the third quarter of 2007 and miscellaneous expense of $1.5 million for year-to-date 2007. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes: Our effective tax rate was 51.6% and 40.9% for the third quarter and year-to-date 2008, respectively, compared to 36.0% for the third quarter and year-to-date 2007.  The increase in our effective tax rate in 2008 was due to the establishment of a reserve of $57.0 million related to foreign tax credits expected to expire.  We continue to develop plans to minimize our tax expense considering the tax attributes of the combined entity.  As a result of our tax planning it is possible that we could reverse a portion or all of this reserve in future periods.  Our effective tax rate from operations for the third quarter and year-to-date 2008 remains at 34.5%.  The decrease in the effective tax rate from operations compared to the prior year was due to geographical changes in the mix of earnings, primarily attributable to the acquisition of Corporate Express.

Segment Performance:

Our business is comprised of three segments: North American Retail, North American Delivery and International Operations.  Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers and businesses, and includes Staples Business Delivery, Quill and Contract (including Corporate Express). The International Operations segment consists of business units (including Corporate Express) that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia and South America.

In connection with our acquisition of Corporate Express, we allocated assets of $3.90 billion and $3.09 billion to the North American Delivery and International Operations segments, respectively.  The Corporate Express assets include goodwill and intangible assets of $3.35 billion, of which $2.22 billion and $1.14 billion were allocated to the North American Delivery and International Operations segments, respectively.

The following tables provide a summary of our sales and business unit income by reportable segment.  Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, income taxes, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before income taxes and minority interest in Note I to the Condensed Consolidated Financial Statements included in this report):

			November 1, 2008
	(Amounts in thousands) 13 Weeks Ended		Increase (Decrease)	November 3, 2007
	November 1, 2008	November 3, 2007	From Prior Year	Increase From Prior Year
Sales:
North American Retail	$2,599,204	$2,750,884	(5.5)%	3.2%
North American Delivery	2,783,195	1,727,141	61.1%	14.7%
International Operations	1,568,534	690,326	127.2%	17.8%
Total sales	$6,950,933	$5,168,351	34.5%	8.7%

	(Amounts in thousands) 13 Weeks Ended		November 1,	November 3,
	November 1,	November 30,	2008	2007
	2008	2007	% of Sales	% of Sales
Business Unit Income:
North American Retail	$267,558	$305,869	10.3%	11.1%
North American Delivery	246,206	187,450	8.8%	10.9%
International Operations	55,624	23,064	3.5%	3.3%
Business unit income	569,388	516,383	8.2%	10.0%
Stock-based compensation	(47,399)	(50,078)	(.7)%	(1.0)%
Integration and restructuring costs	(132,282)	—	(1.9)%	—%
Impact of wage and hour settlement	—	(38,000)	—%	(0.7)%
Total segment income	$389,707	$428,305	5.6%	8.3%

			November 1, 2008
	(Amounts in thousands)		Increase	November 3,
	39 Weeks Ended		(Decrease)	2007
	November 1,	November 3,	From	Increase From
	2008	2007	Prior Year	Prior Year
Sales:
North American Retail	$7,095,568	$7,225,679	(1.8)%	3.5%
North American Delivery	6,469,487	4,896,999	32.1%	15.2%
International Operations	3,345,152	1,925,562	73.7%	17.4%
Total sales	$16,910,207	$14,048,240	20.4%	9.1%

	(Amounts in thousands)
	39 Weeks Ended		November 1,	November 3,
	November 1,	November 3,	2008	2007
	2008	2007	% of Sales	% of Sales
Business Unit Income:
North American Retail	$546,342	$652,252	7.7%	9.0%
North American Delivery	583,023	507,380	9.0%	10.4%
International Operations	94,364	42,954	2.8%	2.2%
Business unit income	1,223,729	1,202,586	7.2%	8.6%
Stock-based compensation	(134,196)	(133,196)	(0.8)%	(0.9)%
Integration and restructuring costs	(132,445)	—	(0.8)%	—%
Impact of wage and hour settlement	—	(38,000)	—%	(0.3)%
Total segment income	$957,088	$1,031,390	5.7%	7.3%

North American Retail: Sales decreased 5.5% for the third quarter of 2008 and 1.8% for year-to-date 2008.  The decrease in the third quarter is primarily due to an 8% decrease in comparable store sales, reflecting a reduction in average order size and, to a lesser extent, reduced traffic. Foreign exchange rates had a negative impact of $36.4 million.  This decline was partially offset by non-comparable sales for new stores opened in the past 12 months. The slight decrease in sales for year-to-date 2008 primarily reflects a 7% decrease in comparable stores, substantially offset by non-comparable sales for new stores opened in the past 12 months and, to a lesser extent, the positive impact of foreign exchange rates of $60.9 million.  Our comparable store sales decrease in the third quarter and year-to-date 2008 reflects a significant decline in the performance of non-consumable products including business machines, furniture and computer peripherals, followed by a modest decline in consumables, which was driven by core office supplies.  For year-to-date 2008, our decrease in consumable sales was slightly offset by positive performance in ink and toner.  We added 30 stores to the North American store base in the third quarter of 2008.  As of November 1, 2008, the North American store base included 1,832 open stores compared to 1,715 stores as of November 3, 2007 and 1,738 stores as of February 2, 2008.

Business unit income as a percentage of sales decreased to 10.3% for the third quarter of 2008 and 7.7% for year-to-date 2008 from 11.1% for the third quarter of 2007 and 9.0% for year-to-date 2007.  The decrease in business unit income as a percentage of sales for the third quarter and year-to-date 2008 primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales and, to a lesser extent, deleverage in labor in order to maintain our customer service standards.  These negative factors were partially offset by increased product margin rates and to a lesser extent, in order of magnitude, reduced marketing spend, supply chain improvements and our focus on expense control.

North American Delivery: Sales increased 61.1% for the third quarter of 2008 and 32.1% for year-to-date 2008 compared to the third quarter and year-to-date 2007.  Excluding non-comparable sales from Corporate Express of $1.07 billion and $1.43 billion for the third quarter and year-to-date 2008, respectively, sales would have decreased 0.9% for the third quarter and increased 3.0% for year-to-date 2008.  This slight decrease in sales for the third quarter of 2008 reflects lower sales to existing customers, partially offset by our customer acquisition and retention efforts.  The year-to-date sales growth reflects the impact of our customer acquisition and retention efforts, partially offset by lower sales to existing customers.

Business unit income as a percentage of sales was 8.8% for the third quarter of 2008 and 9.0% for year-to-date 2008 compared to 10.9% for the third quarter of 2007 and 10.4% for year-to-date 2007.  Business unit income as a percentage of sales for the third quarter of 2008 and for year-to-date 2008 was reduced by 3.5% and 1.8%, respectively, due to the inclusion of the results of Corporate Express, whose business unit income rate is lower than our existing businesses.  Excluding the impact of Corporate Express for the third quarter of 2008, the increase in business unit income was primarily due to reduced marketing expense and an increase in product margin rates and, to a lesser extent, supply chain improvements.  Excluding the impact of Corporate Express for year-to-date 2008, the increase in business unit income primarily reflects reduced marketing expense and, to a lesser extent, supply chain improvements.

International Operations: Sales increased 127.2% for the third quarter of 2008 and 73.7% for year-to-date 2008 compared to the third quarter and year-to-date 2007.  Excluding non-comparable sales from Corporate Express of $885.9 million and $1.20 billion for the third quarter and year-to-date 2008, respectively, sales would have decreased 1.1% and increased 11.2% for the third quarter and year-to-date 2008, respectively.  The decline for the third quarter was the result of a decrease in comparable store sales of 6% and, to a lesser extent, the negative impact of foreign exchange rates of $10.7 million, partially offset by organic growth from our delivery businesses.  The increase for year-to-date 2008 was the result of the positive impact of foreign exchange rates of $126.1 million and, to a lesser extent, organic growth from our delivery businesses offset by a 3% decrease in comparable store sales.  As of November 1, 2008, the International store base included 384 open stores compared to 293 stores as of November 3, 2007 and 300 stores as of February 2, 2008.

Business unit income as a percentage of sales increased to 3.5% for the third quarter of 2008 and 2.8% for year-to-date 2008 from 3.3% for the third quarter of 2007 and 2.2% for year-to-date 2007.  Of the 0.2% increase in business unit income as a percentage of sales for the third quarter and the 0.6% increase in business unit income as a percentage of sales for year-to-date 2008, 0.2% and 0.4%, respectively, was due to the inclusion of the results of Corporate Express, whose business unit income rate is higher than our existing businesses.  The business unit income rate was flat for the third quarter of 2008, excluding the impact of Corporate Express.  The flat performance for the third quarter of 2008 reflects reduced marketing expenses, improvement in product margin rates due to product mix, better buying and own brand penetration in our European businesses and, to a lesser extent, supply chain improvements and our focus on expense control.  These improvements were offset by increased losses in our Asian businesses.  The net improvement for year-to-date 2008, excluding the impact of Corporate Express, primarily reflects improvement in product margin rates due to product mix, better buying and own brand penetration in our European businesses and, to a lesser extent, supply chain improvements and our focus on expense control, partially offset by increased losses in our Asian businesses.

Stock-Based Compensation: Stock-based compensation decreased to $47.4 million for the third quarter of 2008 and increased to $134.2 million for year-to-date 2008 from $50.1 million in the third quarter of 2007 and $133.2 million for year-to-date 2007.  Stock-based compensation includes expenses associated with our employee stock purchase plans, the issuance of stock options, restricted shares, and performance share awards, as well as the company match in the employee 401(k) savings plan. The decrease in the third quarter and the increase in year-to-date 2008 primarily reflect changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 4, 2008, in Note A of the Notes to the Condensed Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2007 Annual Report on Form 10-K, since March 4, 2008.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $1.17 billion for year-to-date 2008 compared to $841.8 million for year-to-date 2007.  The increase in operating cash flow from year-to-date 2007 to year-to-date 2008 is primarily due to a decrease in the change in working capital as compared to the change in working capital of the prior year.

Cash used in investing activities was $4.60 billion for year-to-date 2008 compared to $157.9 million for year-to-date 2007.  The change between 2008 and 2007 is primarily due to the 2.8 billion Euro acquisition (approximately $4.4 billion, net of acquired cash) of Corporate Express.

Cash provided by financing activities was $3.16 billion for year-to-date 2008 compared to cash used in financing activities of $836.8 million for year-to-date 2007.  The increase in cash provided by financing activities for year-to-date 2008 is primarily related to borrowings made pursuant to the 2008 Agreement, which serves as a backstop to our Commercial Paper Program, our Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below) to fund the acquisition of Corporate Express.  The increase in cash provided by financing activities is also the result of the repayment of our $200 million 7.125% senior notes in August 2007.  In addition, under our share repurchase program, we repurchased 2.8 million shares for $65.0 million during year-to-date 2008 and 23.3 million shares for $567.4 million during year-to-date 2007.  At the present time, we have suspended our share repurchase program as a result of the acquisition of Corporate Express.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  In addition, as a result of the acquisition of Corporate Express, we entered into the 2008 Agreement which serves as a backstop to the Commercial Paper Program, and the 2008 Term Credit Facility (each as defined below).  We also amended our Revolving Credit Facility.  As of November 1, 2008, largely in connection with the acquisition of Corporate Express, we had borrowings outstanding of $1.57 billion under the 2008 Agreement, $948.7 million under the Commercial Paper Program, $150.0 million under the 2008 Term Credit Facility and $668.0 million under the Revolving Credit Facility.  On November 26, 2008, we repaid the entire remaining balance due on the 2008 Term Credit Facility.

We had $1.57 billion in total cash and funds available through credit agreements at November 1, 2008, which consisted of $685.0 million of available credit and $887.7 million of cash and cash equivalents.

A summary, as of November 1, 2008, of balances available under credit agreements and debt outstanding is presented below (amounts in thousands):

			Payments Due By Period
	Available Credit	Debt Outstanding	Less than 1 Year	1 - 2 Years	3 - 5 Years
2008 Agreement due July 2009	$478,129	$1,569,000	$1,569,000
Commercial Paper Program	—	948,728	948,728
2008 Term Credit Facility effective through November 2008	—	150,000	150,000
Revolving Credit Facility effective through October 2011	60,744	668,000	—		668,000
Senior Notes due October 2012	—	325,000			325,000
Lines of credit	146,165	249	249
Other notes payable and capital leases	—	422,602	272,355	150,247
Total	$685,038	$4,083,579	$2,940,332	$150,247	$993,000

We issue letters of credit under our Revolving Credit Facility in the ordinary course of business.  At November 1, 2008, we had $21.3 million of open letters of credit and $668.0 million of borrowings, thus reducing the available credit under our Revolving Credit Facility from $750.0 million to $60.7 million.

In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers, Inc. and their affiliates under our 2008 Agreement, our Revolving Credit Facility, our Commercial Paper Program and our 2008 Term Credit Facility as described below.

On April 1, 2008, we entered into a $3.0 billion credit agreement (the “2008 Agreement”) with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement.  The 2008 Agreement provides financing solely (1) for our acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) to backstop our Commercial Paper Program.  Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time, with the aggregate principal amount of the loans outstanding not to exceed the maximum borrowing amount of $3.0 billion.  Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an “applicable margin,” defined as a percentage spread based on our credit rating or (b) the Eurocurrency rate plus a different “applicable margin,” also defined as a percentage spread based on our credit rating.  The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the same subsidiaries that guarantee our publicly issued notes, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility (each as defined below).  Under the 2008 Agreement, we agree to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on our credit rating.  The 2008 Agreement also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0.  The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in our 2008 Term Credit Facility and our Revolving Credit Facility.  The 2008 Agreement contains certain customary events of default with corresponding grace periods.  On July 1, 2008, we entered into the first amendment to the 2008 Agreement.  The amendment provides that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement.  On September 12, 2008, we entered into the second amendment to the 2008 Agreement.  The amendment provides us with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay our Commercial Paper Program (as described below).

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

On June 9, 2008, we entered into a commercial paper program (the “Commercial Paper Program”) on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) up to a maximum aggregate principal amount outstanding at any time of $3.0 billion.  The 2008 Agreement serves as a backstop to the Commercial Paper Program.  Under the Commercial Paper Program, we may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.  Maturities of the Notes issued under the Commercial Paper Program vary but may not exceed 397 days from the date of issue.  The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples.  The payments under the Commercial Paper Program are guaranteed by the same subsidiaries that guarantee our publicly issued notes, our 2008 Agreement, our 2008 Term Credit Facility, and our Revolving Credit Facility.  The Commercial Paper Program contains customary events of default with corresponding grace periods.  As of November 1, 2008, the Notes have a weighted average remaining maturity of 15 days with a weighted average interest rate of 3.97%.

On July 1, 2008, we entered into a $400.0 million credit facility (the “2008 Term Credit Facility”) with Lehman Commercial Paper, Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners.  The 2008 Term Credit Facility provides for borrowing of a maximum aggregate principal amount of up to $400.0 million.  Borrowings under the 2008 Term Credit Facility may be used by us for working capital and in connection with our acquisition of Corporate Express, including the repayment of Corporate Express’ indebtedness.  Amounts borrowed under the 2008 Term Credit Facility once borrowed may not be reborrowed.  The 2008 Term Credit Facility contains customary affirmative and negative covenants that are substantially the same as those in our 2008 Agreement and our Revolving Credit Facility, has the same financial covenants as the 2008 Agreement and Revolving Credit Facility and provides for customary events of default with corresponding grace periods that are substantially the same as those in our 2008 Agreement.  On November 26, 2008, we repaid the entire remaining balance due on the 2008 Term Credit Facility.

In addition, in connection with our acquisition of Corporate Express, we assumed the obligations under Corporate Express’ U.S. Securitization Program and the European Securitization Program (the “Securitization Programs”).  As of November 1, 2008, we were able to borrow a maximum of $200.0 million and EUR 75.0 million (approximately $98 million based on exchange rates on that date) under the Securitization Programs.  As of November 1, 2008, the utilized balance under the U.S Securitization Program was $186.7 million and, based on the exchange rates on this date, the utilized balance under the European Securitization Program was $47.9 million.  Borrowings outstanding under the Securitization Programs are included as a component of current liabilities in our condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables.

There were no instances of default during 2008 under any of our debt agreements.

After taking into account our acquisition of Corporate Express, we expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned store openings and other operating cash needs for at least the next twelve months.

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

We plan to terminate our 2008 Agreement and execute our permanent financing before July 2009, and we will use the most attractive resources that are available on the market, whether it be bank financing or going to the public bond market.   Consistent with our overall capital structure framework, our goals for the financing include optimizing liquidity and flexibility, funding permanent assets with long-term financing, and using our strong cash flow to repay short-term debt, enabling us to rebuild our credit profile, minimize interest costs and stagger maturities.

We currently plan to spend approximately $200 million on capital expenditures during the fourth quarter of 2008 related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service.  We expect to open approximately 10 new stores in North America, Europe and Asia during the last quarter of 2008.  We estimate that our cash requirements, including pre-opening expenses, net inventory, leasehold improvements and fixtures, will be approximately $1.4 million for each new store.  We may also use additional funds to purchase lease rights from tenants occupying retail space that is suitable for a Staples store.

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

At November 1, 2008, as a result of our acquisition of Corporate Express, there have been changes in the interest rate market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2008.

Our variable rate obligations, approximately $4.08 billion at November 1, 2008, expose us to the risk of rising interest rates.  At November 1, 2008, we had borrowings under the 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility. Management does not believe that the potential interest rate exposure is material to our overall financial position or results of operations.  Based on November 1, 2008 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $40.8 million additional pre-tax charge or credit to our statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of November 1, 2008, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of November 1, 2008, the chief executive and chief financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A. Risk Factors

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K to, among other things, reflect the risks associated with the general decline of the worldwide economy, our acquisition of Corporate Express, and our increased debt commitments.

Economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

 Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending.  The decline in business and consumer spending resulting from the global recession and the recent deterioration of global credit markets has caused our same store sales to decline from prior periods in our retail and international businesses.  We have also seen a decline in average sales per customer in both our delivery and retail businesses.  Our business and financial performance may continue to be adversely affected by current and future economic conditions, which may cause a continued or increased decline in business and consumer spending.

Our market is highly competitive and we may not continue to compete successfully.

The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Office, ink cartridge specialty stores, and other discount retailers.  Our retail stores and delivery operations also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers, and direct manufacturers.

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

•                  potential conflicts between business cultures; and

•                  unexpected liabilities associated with the acquired business or unanticipated costs related to the integration.

We currently expect to achieve synergies and cost savings growing to approximately $300 million annually over a three year period.  However, there is no guarantee that we will achieve these synergies and cost savings or timing of these synergies and cost savings even if they are ultimately achieved.  Our ability to achieve these synergies and costs savings could be affected by the factors referenced above as well as other factors specified in these risk factors, including economic conditions.  If we fail to successfully integrate our businesses or fail to realize the intended benefits of the acquisition, our business may be adversely affected and the market price of our common stock could decline.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets.  However, due to the current economic environment, we currently plan to open fewer stores than we did in recent prior periods.  During the fourth quarter of 2008, we plan to open approximately 10 new stores in North America, Europe and Asia.  For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases on acceptable terms.  In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets.  If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

Our strategy also includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  These new stores may draw customers away from existing stores in nearby areas causing customer traffic and comparable store sales performance to decline at those existing stores.  Our expansion strategy also includes opening stores in new markets where customers may not be familiar with our brand, where we may not be familiar with local customer preferences or where our competitors may have a large, established market presence.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores and may reduce our overall profitability.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

Our borrowings and debt service requirements have increased substantially in connection with the acquisition of Corporate Express.  Our consolidated outstanding debt as of November 1, 2008 was $4.08 billion, with a major portion of it due next year.  If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities.  If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

We plan to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years.  Our level of indebtedness combined with the recent unprecedented deterioration of the global credit and financial markets may have important consequences, including: restricting our growth; making us more vulnerable to a downturn in our business; making it more expensive to obtain future financing; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; restricting our flexibility to respond to changing market conditions; and limiting our ability to use operating cash flow in other areas of our business.  As a result of our increased debt, we may also be placed at a competitive disadvantage against less leveraged competitors.

We may be unable to attract and retain qualified associates.

Our retail and delivery customers value courteous and knowledgeable associates, and an important part of our “Easy” brand strategy is providing our customers with a positive customer service experience.  Accordingly, our performance is dependent on attracting and retaining a large and growing number of qualified associates.  We face intense competition for qualified associates.  We face even tighter labor markets as we expand into emerging markets such as India and China.  Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs generally while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.  In addition, as our workforce expands, we are subject to greater scrutiny by private litigants regarding compliance with local, state and national labor regulations, including overtime or “wage and hour” laws which may result in litigation and increase our labor costs.  If we are unable to attract and retain a sufficient number of qualified associates or our labor costs increase significantly, our business and financial performance may be adversely affected.

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

STAPLES, INC.

Date: December 1, 2008	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1+	Restated Certificate of Incorporation, dated as of September 29, 2008.

10.1+

Amendment No. 2 to Credit Agreement, dated as of September 12, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, to the Credit Agreement, dated as of April 1, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents.

10.2+

Assignment and Assumption, dated as of September 25, 2008, assigned by Lehman Commercial Paper Inc. to Barclays Bank PLC for the Credit Agreement, dated as of April 1, 2008, by and among Staples, Inc., the lenders named therein, Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents.

10.3+

Assignment and Acceptance, dated as of September 25, 2008, assigned by Lehman Commercial Paper, Inc. to Barclays Bank PLC for the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, among Staples, Inc., the Lenders parties thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto.

10.4+

Assignment and Assumption, dated as of September 25, 2008, assigned by Lehman Brothers Commercial Bank to Barclays Bank PLC for the Credit Agreement, dated as of July 1, 2008, among Staples, Inc., the Lenders parties thereto, Lehman Commercial Paper Inc., as Administrative Agent, and the other parties thereto.

10.5+

Letter, dated as of September 29, 2008, assigning Lehman Brothers Inc. interests to Barclays Capital Inc., for the Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among Staples, Inc., Lehman Brothers Inc. and the other parties thereto.

10.6+	Commercial Paper Dealer Agreement among Staples, Inc., JP Morgan Securities Inc. and the other parties thereto, dated as of September 19, 2008.

31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+     Filed herewith

++  Furnished herewith