Form 10-K
period 2009-01-31
STAPLES INC
filed 2009-03-11
CIK 791519

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the fiscal year ended: January 31, 2009		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)		04-2896127 (I.R.S. Employer Identification No.)
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 31, 2008, as reported by NASDAQ, was approximately $15.9 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 714,861,401 shares of common stock, par value $0.0006, outstanding as of March 9, 2009.

Documents Incorporated By Reference

         Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

 PART I

Item 1. Business

Staples

        Staples, Inc. and its subsidiaries ("we", "Staples" or the "Company"), the world's leading office products company, is committed to making it easy for customers to buy a wide range of office products, including supplies, technology, furniture, and business services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses and now serve customers of all sizes in 27 countries throughout North and South America, Europe, Asia and Australia. We operate three business segments: North American Delivery, North American Retail, and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note M in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The Corporate Express Acquisition

        In July 2008, Staples completed the acquisition of Corporate Express N.V. ("Corporate Express"), one of the world's leading suppliers of office products to businesses and institutions. The acquisition of Corporate Express established our contract business in Europe and Canada and increased our contract business in the United States. It also expanded our geographic reach. We believe that Staples and Corporate Express are complementary companies, and the acquisition is expected to yield significant synergies which will result in cost savings for Staples and our customers. We plan to operate the combined company with greater efficiency than either company could achieve individually. We anticipate that the acquisition of Corporate Express will provide us with the opportunity to:

  •
  procure products from our vendors more efficiently,

  •
  improve sales force productivity,

  •
  expand our products and services offerings,

  •
  streamline our supply chain operations,

  •
  consolidate and strengthen our global brand,

  •
  optimize our organizational structure,

  •
  leverage information technology capabilities, and

  •
  implement best practices.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers and related products, and office furniture. We effectively reach each sector of the office products market through sales channels which are designed to be convenient to our contract, catalog, on-line and retail store customers. Our businesses attract different customer groups with distinct purchasing behaviors. For example, our Contract business targets mid-size businesses and organizations with between 20 and 500 office workers as well as Fortune 1000 companies. Our catalog and on-line customers are generally small businesses and organizations with up to 20 office workers who we target through our catalog and internet businesses. Our retail stores target home offices (customers spending over $500 per year on office products excluding computers and furniture, including home-based businesses and teachers), and small businesses with up to 10 office workers. Our retail stores also serve a customer group we refer to as "casual consumers," who shop less frequently than home office and small business customers. Our ability to address customer groups with different needs increases and diversifies our available market opportunities; increases awareness of the Staples brand among customers in all segments, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as increased buying power, enhanced efficiencies in distribution and advertising, and improved capacity to leverage general and administrative functions.

        We strive to provide superior value to our customers through a combination of low prices, a broad selection of products, high quality and innovative Staples brand products, convenient store locations, easy to use web sites, reliable and fast order delivery, and excellent customer service. Our strategy is to maintain our leadership in the office products industry through our focus on three principles: differentiating ourselves by delivering on our brand promise: we make buying office products easy; achieving industry-best execution; and growing our customer base around the world.

  North American Delivery

        Our North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to consumers and businesses and includes: "Contract" (including Corporate Express), "Staples Business Delivery" and "Quill."

        Contract:    Our Contract operations focus on serving the needs of mid—sized businesses and organizations (20 or more office workers) through Staples Business Advantage and Fortune 1000 companies through Staples National Advantage. Contract customers often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing and payment terms, usage reporting, the stocking of certain proprietary items, a wide assortment of eco-friendly products and services, and full service account management.

        Staples Business Delivery:    Our Staples Business Delivery operations combine the activities of our direct mail catalog business, operating since 1990, our Staples.com web site, and our Canadian Internet sites. Staples Business Delivery is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in a majority of our markets. We market Staples Business Delivery through catalog mailings, direct mail advertising, a telesales group generating new accounts and growing existing accounts, and Internet and other broad-based media advertising.

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

        Our strategies for North American Delivery focus on customer service, customer acquisition and retention, and selling a broader assortment of products and services to our customers to grow our delivery business and increase its profitability. The addition of Corporate Express expands our offering into areas including promotional products, furniture, facilities supplies, printing, and data center supplies. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established industry leading customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. Over the next few years, the successful integration of Corporate Express will be a key driver of our North American Delivery results. These efforts include rationalization of distribution facilities, consolidating systems and websites and fleet optimization. We will continue to integrate our sales forces, sharing best practices to drive sales force productivity.

  North American Retail

        Our North American Retail segment consists of 1,835 stores throughout the United States and Canada at the end of fiscal 2008. Our North American retail stores are located in 47 states, the District of Columbia, 10 Canadian provinces and 2 Canadian territories in both major metropolitan markets and smaller markets. We operate multiple retail formats tailored to the unique characteristics of each location. To increase the productivity of our new stores, we recently reduced the size of our prototypical "Dover" superstore to 18,000 square feet from 20,000 square feet. While the "Dover" format represents the majority of our U.S. store base, we also operate a 14,600 square foot format designed for rural markets and a 10,000 square foot store suited to dense urban markets such as New York City. The customer friendly "Dover" design appeals to the customer with an open store interior that gives the customer a better view of our wide selection of products, making it easier to find products. Currently, we operate approximately 850 "Dover" stores and have implemented key elements of the "Dover" model in the majority of our prior store formats. Additionally, we operate copy and print centers within all of our North American Retail stores. We also operate a 4,000 square foot stand alone copy and print shop format to address the attractive quick print market opportunity. This store is designed for locations with high customer density and offers a full service copy and print shop and an 1,800 stock keeping unit (SKU) supplies assortment. At the end of fiscal 2008, our North American Retail store count included 18 stand alone copy and print shops.

        Our strategy for North American Retail focuses on offering an easy-to-shop store with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. Our goals are to continue to be a destination for ink and toner, to become an authority for business technology, and to establish leadership in copy and print services. Store associates are trained to deliver excellent service through our "EasyWay" service model, which encourages engagement with customers and solution selling. As a result of our focus on service, training programs, and offering incentives to reward excellent customer service, customer satisfaction survey scores have improved for the past several years.

        Our real estate strategy is to expand our store base in a steady and disciplined fashion to produce strong sales and yield high returns on our investments. We believe that our network of stores and delivery businesses enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores, we assess potential real estate sites through a stringent approval process which evaluates the financial return for each store. Our evaluations consider such factors as the concentration of small and mid-sized businesses and organizations, the number of home offices, household income levels, our current market presence, proximity to competitors, the availability of quality real estate locations and other factors.

        We plan to open approximately 55 new stores in North America in 2009, compared to 106 new stores in 2008, and 120 new stores in 2007. The growth program for 2009 will continue to focus on adding stores to existing markets as well as expansion into new markets, and will include 10 stand alone copy and print shops.

  International Operations

        Following the Corporate Express acquisition, our International Operations segment serves customers of all sizes through retail stores, catalog operations and a contract business. Our International businesses operate under various names in 25 countries in Europe, Asia, South America and Australia.

        Europe is an important market for Staples. The combination with Corporate Express transforms our European business into a multi-channel offering across 19 countries. We are working towards increasing profitability for the overall business by improving execution, increasing sales of own brand products, and capitalizing on potential synergies in procurement, supply chain, and shared administrative services. We previously managed our European operations by individual channel and by individual country but we recently implemented a regional management structure that reduces administrative costs, reinforces our multi-channel value proposition and leverages best practices.

        We also operate a European printing systems business which we acquired from Corporate Express. This business is a leading value added reseller of printing equipment and related services, supplies, and spare parts, and is the largest independent distributor of Heidelberg offset printing presses.

        Operations in Asia and South America continue to provide a platform for growth. We operate retail and delivery businesses in China, a delivery business in Taiwan through a joint venture with UB Express, and a multi-channel business in India through a joint venture with Future Group. We also operate delivery businesses in Argentina and Brazil and a retail business in Argentina.

        With the acquisition, Staples acquired a 59% ownership interest in Corporate Express Australia Limited, a public company traded on the Australian Stock Exchange. This delivery business is a leading supplier of office, warehouse and factory essentials in Australia and New Zealand.

Merchandising

        We sell a wide variety of office supplies and services, business machines and related products, computers and related products, and office furniture. Our merchandising staff uses integrated computer systems to perform the vast majority of our merchandise planning and product purchasing centrally. However, some of our business units, particularly Quill, our Canadian operations, and our multiple international businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from several hundred vendors worldwide, and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

        We have approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers and approximately 8,000 SKUs stocked in each of our typical North American retail stores. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important product categories, and we continue to gain market share in these areas by offering a wide assortment, an in-stock guarantee, and a strong pricing message which communicates the benefits of our loyalty program, cartridge recycling rebates, and multi-pack discounts. We have also enhanced our technology and copy and print offering. We continue to partner with the best manufacturers in the office products industry to improve our offering and provide value to customers.

        Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 23% of our sales in 2008, excluding the results of Corporate Express. Corporate Express also has an own brand program that we will be transitioning to the Staples brand over time. We offer more than 2,000 own brand products, including an assortment of Staples "Eco-Easy" products, delivering value to our customers with prices that are on average 10% to 15% lower than the national brand. These products also generate higher gross margin rates on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices with a full range of marketing initiatives including clear and impactful packaging, in-store displays, sampling and advertising. We have brought to market hundreds of new Staples brand products, many of which are innovative and exclusive to Staples. Our long-term goal is to grow own brand products to 30% of total product sales. Our sourcing office in Shenzhen, China supports our own brand strategy by ensuring high quality and timely delivery, driving lower costs, and bringing new products to market more quickly.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. Over the past several years, we have upgraded the technology, signage, labor, training and quality processes in our copy and print centers across the chain. Investments in new services, marketing, and pricing drive greater customer awareness of our capabilities. Our copy and print business is highly profitable, and growth in this area contributes meaningfully to gross margin. We also offer copy services to our Contract customers in North America, leveraging our sales force and delivery network.

        Another important service opportunity is in the technology services arena, a fragmented market largely served by local independents. We provide a full range of installation, upgrade, and repair services, as well as data protection, privacy, and security services through our "EasyTech" program. Currently, all of our stores have at least one Staples EasyTech position, and we continue to invest in our technology services infrastructure to further develop our range of capabilities.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Office supplies and services	47.3%	41.8%	40.7%
Business machines and related products	28.2%	30.5%	30.2%
Computers and related products	17.6%	20.5%	21.6%
Office furniture	6.9%	7.2%	7.5%

	100.0%	100.0%	100.0%

Supply Chain

        We operate two distinct networks to service the majority of the replenishment and delivery requirements for North America: a network of 70 delivery fulfillment centers to support our North American Delivery operations and a separate network of four retail distribution centers in California, Connecticut, Indiana and Maryland to support our U.S. retail operations. The addition of Corporate Express added 38 fulfillment centers to our existing North American Delivery network. Most products are shipped from our suppliers to the fulfillment and distribution centers for delivery to our customers through our delivery hubs and reshipment to our stores. Over time, we expect to rationalize the fulfillment center network to increase supply chain productivity, improve customer service and save costs by closing some of the duplicative fulfillment centers.

        We believe our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. We also believe that the reduction in the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, and we operate smaller gross square footage stores than would otherwise be required. A smaller store size reduces our rental costs and provides us with greater opportunity to locate stores closer to our target customers.

        While we continue to improve supply chain performance in our European operations, our overall warehouse network offers a significant opportunity over the longer term. The combined Staples and Corporate Express business operates 31 facilities in Europe, and we are developing a multi-year plan to consolidate facilities and improve customer service. We continue to evaluate opportunities for process improvement in our supply chain practices throughout our International Operations.

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

        Our marketing message focuses on the communication of our brand promise: we make buying office products easy. The look and feel of our advertising vehicles reflect our "Easy" brand promise, and we are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing, and store uniforms. Given the current weak economic environment, we are shifting our marketing message to emphasize that it is easy to save at Staples and to highlight Staples Brand Products. Over time, we plan to transition to a global Staples brand, with a few exceptions such as Quill and Corporate Express Australia.

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

Associates, Training and Corporate Values

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

        As of January 31, 2009, Staples employed 57,291 full-time and 33,834 part-time associates.

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

        Environment—Staples seeks to make it easy for our customers, suppliers and associates to make a difference. We are committed to offering a broad selection of environmentally preferable products, providing easy recycling solutions for customers and associates, investing in operational improvements such as energy conservation and green building practices, working with our global suppliers to drive environmental improvements to their operations, and expanding environmental awareness internally and externally. These initiatives help preserve natural resources for future generations while helping meet customer needs, create operational efficiencies, and spark new business opportunities.

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

        Community—Staples is committed to supporting charitable endeavors that make a difference in each and every community where we operate. Through Staples Foundation for Learning, national charitable partnerships, and in-kind donations, we support communities worldwide by providing resources to non-profit organizations that provide educational opportunities for all people, with a special emphasis on disadvantaged youth. Some of Staples Foundation for Learning's national partners include Boys and Girls Clubs of America, Ashoka, Earth Force and the Initiative for a Competitive Inner City.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply chains, including Office Depot and OfficeMax, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, ink cartridge specialty stores, and other discount retailers. In addition, both our retail stores and delivery operations compete with numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

        We believe we are able to compete favorably against other high-volume office supply chains, mass merchants and other retailers, dealers and distributors because of several factors: our focus on the business customer and home office; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making it easy for customers to buy office products and services; a wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

Trademarks, Patents, Copyrights, and Domain Names

        We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button, "that was easy", Quill, the Quill feather logo, Corporate Express, and many other marks incorporating "Staples," which in the aggregate, we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

        We own and maintain a number of patents internationally on certain products, systems and designs. We also own copyrights for items such as packaging, training materials, promotional materials and in-store graphics. In addition, we have registered and maintain numerous Internet domain names, including many that incorporate "Staples."

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of March 9, 2009 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Kristin A. Campbell, age 47

  Ms. Campbell has served as Senior Vice President, General Counsel and Secretary since June 2007. Prior to that, she served as Senior Vice President and Deputy General Counsel since March 2002. She has held other roles within Staples since joining in December 1993.

Joseph G. Doody, age 56

  Mr. Doody has served as President-Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.

Christine T. Komola, age 41

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

John J. Mahoney, age 57

  Mr. Mahoney has served as Vice Chairman and Chief Financial Officer since January 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997.

Michael A. Miles, age 47

  Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples in September 2003, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 46

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.

Ronald L. Sargent, age 53

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

Peter Ventress, age 48

  Mr. Ventress has served as President of Staples International since July 2008, when Staples acquired Corporate Express N.V. Prior to the acquisition, he served as Corporate Express' Chief Executive Officer and a member of its Executive Board since October 2007. He has also served in a number of senior management roles at Corporate Express, including President of Corporate Express Europe from October 2005 to October 2007, President of Corporate Express Canada from January 2002 to October 2005, Regional President Corporate Express Europe from October 2001 to December 2002, and President of Burhmann France from October 1999 to October 2001.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Appendix B ("MD&A") contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("the Exchange Act").

        Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates", and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions and should be read in conjunction with our MD&A and our consolidated financial statements and notes to condensed consolidated financial statements included in Appendix C. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors." Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

         Deteriorating economic conditions may continue to cause a decline in business and consumer spending which could adversely affect our business and financial performance.

        Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the recent deterioration of global credit markets has caused our same store sales to decline from prior periods in our retail businesses. We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions, which may cause a continued or further decline in business and consumer spending.

         Our market is highly competitive and we may not continue to compete successfully.

        The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply chains such as Office Depot and OfficeMax, as well as mass merchants such as Wal-Mart, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, ink cartridge specialty stores, and other discount retailers. Our retail stores and delivery operations also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers.

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

        In July 2008, we acquired Corporate Express. The integration of our Corporate Express operations will be a complex and time-consuming process that may disrupt the combined company's business if not completed in a timely and efficient manner. As a result, we may experience the following:

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

  •
  difficulty in the global coordination of marketing, supply chain and sales efforts;

  •
  potential conflicts between business cultures; and

  •
  unexpected liabilities associated with the acquired business or unanticipated costs related to the integration.

We currently expect to realize certain synergies and cost savings as a result of the acquisition. If we fail to successfully integrate our businesses or fail to realize the intended benefits of the acquisition, our business may be adversely affected and the market price of our common stock could decline.

        Our business has grown dramatically over the years. Although we expect our business to continue to grow organically and through strategic acquisitions, it will likely not grow at the rate experienced in the last year, when we acquired Corporate Express. Sales of our products and services, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of associates working with us have grown, and we expect they will continue to grow in the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

         If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

        Our borrowings and debt service requirements have increased substantially in connection with the acquisition of Corporate Express. Since the acquisition in July 2008, we have made significant progress in refinancing the debt associated with the acquisition and repaying amounts borrowed. With the issuance of $1.5 billion 9.75% notes, which mature in January 2014, and available cash, we have reduced our total debt by approximately $1.0 billion since the second quarter of 2008. Our consolidated outstanding debt as of January 31, 2009 was $3.42 billion, of which approximately $1.47 billion becomes due later this year. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

        We plan to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years. Our level of indebtedness combined with the recent unprecedented deterioration of the global credit and financial markets may have significant consequences, including: restricting our growth; making us more vulnerable to a downturn in our business; making it more expensive to obtain future financing; making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; restricting our flexibility to respond to changing market conditions; and limiting our ability to use operating cash flow in other areas of our business. As a result of our increased debt, we may also be placed at a competitive disadvantage against less leveraged competitors.

         We may be unable to continue to open new stores and enter new markets successfully.

        An important part of our business plan is to increase our number of stores and enter new geographic markets. However, due to the current economic environment, we currently plan to open fewer stores this year than we have in recent periods. During 2009, we plan to open approximately 65 new stores in North America, Europe and Asia. For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

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

         We may be unable to attract and retain qualified associates.

        Our customers value courteous and knowledgeable associates, and an important part of our "Easy" brand strategy is a positive customer service experience. Accordingly, our performance is dependent on attracting and retaining a large number of qualified associates. We face intense competition for qualified associates. We face even tighter labor markets as we expand into emerging markets such as India and China. Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to attract and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

         Our quarterly operating results are subject to significant fluctuation.

        Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Factors that could cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first half of the year than in the second half of the year, which includes the back-to-school and holiday seasons; severe weather; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

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

        The products we sell are sourced from a wide variety of third-party vendors. We derive benefits from vendor allowances and promotional incentives which may not be offered in the future. We also cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner, technology and printing equipment. Some of the products we offer are supplied to us on an exclusive basis and may be difficult to replace in a timely manner. Disruptions in the availability of raw materials used in the production of these products may also adversely affect our sales and result in customer dissatisfaction.

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

        Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 23% of our sales in fiscal 2008, excluding Corporate Express. Corporate Express also has an own brand program that we will be transitioning to the Staples brand over time. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded product offerings may increase the risk that third parties will assert infringement claims against us with respect to such products. In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

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

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Staples associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

         Various legal proceedings, investigations or audits may adversely affect our business and financial performance.

        We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to greater scrutiny by private litigants regarding compliance with local, state and national labor regulations, including overtime or "wage and hour" laws which have resulted in class action litigation. In addition, we may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of these legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings, investigations or audits that could adversely affect our business and financial performance.

 Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        As January 31, 2009, we operated a total of 2,218 superstores in 47 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Belgium, Denmark, Germany, Ireland, The Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 135 distribution and fulfillment centers in 29 states in the United States, 8 provinces in Canada, and in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia. The following table sets forth the locations of our facilities as of January 31, 2009.

RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores
United States
Alabama	12
Arizona	40
Arkansas	7
California	209
Colorado	21
Connecticut	39
Delaware	7
District of Columbia	3
Florida	91
Georgia	40
Idaho	9
Illinois	54
Indiana	32
Iowa	14
Kansas	4
Kentucky	17
Maine	13
Maryland	45
Massachusetts	78
Michigan	43
Minnesota	5
Mississippi	2
Missouri	11
Montana	8
Nebraska	4
Nevada	1
New Hampshire	23
New Jersey	88
New Mexico	10
New York	136
North Carolina	52
North Dakota	2
Ohio	60
Oklahoma	17
Oregon	20
Pennsylvania	93
Rhode Island	10
South Carolina	18
South Dakota	1
Tennessee	22
Texas	50
Utah	13
Vermont	7
Virginia	42
Washington	30
West Virginia	5
Wisconsin	11
Wyoming	4

Total United States	1,523
Canada
Alberta	36
British Columbia	41
Manitoba	9
New Brunswick	9
Newfoundland	3
Nova Scotia	12
Northwest Territories	1
Ontario	119
Prince Edward Island	2
Quebec	70
Saskatchewan	9
Yukon	1

Total Canada	312
Belgium	5
Denmark	2
Germany	63
Ireland	1
The Netherlands	47
Norway	21
Portugal	31
Sweden	28
United Kingdom	137
China	26
Argentina	2
Australia	20

 DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers
United States
Arizona	1
Arkansas	1
California	7
Colorado	2
Connecticut	2
Delaware	1
Florida	2
Georgia	3
Idaho	1
Illinois	4
Indiana	1
Iowa	1
Kansas	1
Maryland	2
Massachusetts	3
Michigan	1
Minnesota	2
Missouri	2
New Jersey	2
New York	2
North Carolina	2
Ohio	2
Oregon	3
Pennsylvania	2
South Carolina	1
Tennessee	1
Texas	6
Washington	1
Wisconsin	2

Total United States	61
Canada
Alberta	3
British Columbia	2
Halifax	1
Manitoba	1
New Foundland	1
Nova Scotia	1
Ontario	2
Quebec	2

Total Canada	13
Austria	2
Belgium	1
Denmark	2
France	4
Germany	4
Ireland	2
Italy	2
The Netherlands	2
Norway	2
Poland	1
Portugal	1
Spain	2
Sweden	2
United Kingdom	4
China	5
Argentina	1
Brazil	3
Australia	21

        Most of the existing facilities, including those acquired in connection with our acquisition of Corporate Express, are leased by us with initial lease terms expiring between 2009 and 2025. In most instances, we have renewal options at increased rents. Leases for 188 of the existing stores provide for contingent rent based upon sales.

        We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        From time to time, we may be subject to routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

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

	High	Low
Fiscal Year Ended January 31, 2009
First Quarter	$24.09	$20.52
Second Quarter	25.85	20.10
Third Quarter	26.57	13.57
Fourth Quarter	20.00	14.09
Fiscal Year Ended February 2, 2008
First Quarter	$27.66	$24.41
Second Quarter	26.00	22.81
Third Quarter	24.28	21.04
Fourth Quarter	24.85	19.69

Cash Dividend

        Since 2004, we have returned cash to our stockholders through a cash dividend. During our two most recent fiscal years, we paid an annual cash dividend of $0.33 per share of our outstanding common stock on April 17, 2008 and an annual cash dividend of $0.29 per share on April 19, 2007.

        In 2009, we changed our dividend policy from an annual dividend to quarterly dividends. On March 11, 2009, we announced that we would pay a first quarter 2009 cash dividend of $0.0825 per share on April 16, 2009 to stockholders of record on March 27, 2009. We expect the total value of quarterly dividend payments in fiscal year 2009 to be $0.33 per share. Our payment of dividends is permitted under our public notes and existing financing agreements, although our bridge loan of April 2008 and our revolving credit agreement restrict the payment of dividends in the event we are in default under either agreement or such payout would cause a default under either agreement. While it is our current intention to continue to pay quarterly cash dividends for the remainder of 2009 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2004 through 2008 fiscal years, assuming the investment of $100.00 on January 31, 2004 with dividends being reinvested.

TOTAL RETURN TO STOCKHOLDERS

	31-Jan-04	29-Jan-05	28-Jan-06	3-Feb-07	2-Feb-08	31-Jan-09
Staples, Inc.	$100.00	$121.66	$135.31	$152.69	$139.70	$94.39
S&P 500 Index	$100.00	$106.23	$117.26	$134.28	$131.17	$80.50
S&P Retail Index	$100.00	$117.06	$127.54	$145.12	$123.30	$77.06

Issuer Purchases of Equity Securities

        During the first quarter of 2008, we suspended our share repurchase program as a result of our acquisition of Corporate Express. Therefore, there were no share repurchases during the fourth quarter of fiscal 2008. Although share repurchases are temporarily suspended, we have $1.01 billion of authorization remaining under our current share repurchase program.

Other Information

        For information regarding securities authorized for issuance under our equity compensation plans, please see Note I in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

        At March 9, 2009, we had 6,366 holders of record of our common stock.

Item 6. Selected Financial Data

        The information required by this Item is attached as Appendix A.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this Item is attached as part of Appendix B.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this Item is attached as part of Appendix B under the caption "Quantitative and Qualitative Disclosures about Market Risks."

 Item 8. Financial Statements and Supplementary Data

        The information required by this Item is attached as Appendix C.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 31, 2009, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 31, 2009, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

2.     Internal Control over Financial Reporting

  (a)   Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

    Staples' internal control system was designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of Staples' internal controls over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of January 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

    We excluded the operations of Corporate Express from our assessment of internal control over financial reporting as of January 31, 2009 because Corporate Express was acquired by Staples during 2008 and we had not completed our integration of Corporate Express as of year end. Total assets and revenues of Corporate Express represented approximately $2.67 billion (excluding approximately $2.77 billion of goodwill and intangible assets relating to the acquisition) and $4.24 billion, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2009.

    Our independent auditors have issued an attestation report on the Company's internal control over financial reporting, which follows.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

    Board of Directors and Shareholders
    Staples, Inc.

            We have audited Staples, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

            As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Corporate Express, which is included in the 2008 consolidated financial statements of Staples, Inc. and constituted 21% and 39% of total and net assets, respectively, as of January 31, 2009 and 18% and 9% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Staples, Inc. also did not include an evaluation of the internal control over financial reporting of Corporate Express.

            In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009 of Staples, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

    Boston, Massachusetts
    March 10, 2009

  (c)   Changes in Internal Control Over Financial Reporting

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        In July 2008, the Company completed its acquisition of Corporate Express. Management is currently in the process of evaluating the internal controls and procedures of Corporate Express. Management plans to integrate Corporate Express' internal controls over financial reporting with the Company's internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for Staples or Corporate Express in future fiscal periods. Management expects the integration of internal controls over financial reporting to be completed during 2009.

Item 9B. Other Information

Board of Directors

        Martin Trust will retire from our Board of Directors (the "Board") at the end of his current term, which expires when our directors are elected at our 2009 annual meeting of stockholders. On March 10, 2009, our Board voted to reduce its size from 13 members to 12 members, effective upon Mr. Trust's retirement.

        On March 10, 2009, in light of the current economic and business environment, our Board decided to reevaluate the Board's fiscal 2009 compensation. Accordingly, the Board decided to defer the grant of its annual equity retainer until it determined an appropriate level of fiscal 2009 compensation, which will be no greater than what is specified in the Non-Management Director Compensation Summary (Exhibit 10.29 of this Form 10-K), and to issue the fiscal 2009 annual equity retainer two business days after the Board's next regularly scheduled meeting.

Amendments to By-laws

        On March 10, 2009, our Board approved amendments to certain provisions of our by-laws to provide for (a) the ability of stockholders owning 25% or more of our outstanding shares of common stock to call a meeting of stockholders and (b) advance notice requirements for any director nomination or proposal a stockholder wishes to bring forward for action at an annual or special meeting of stockholders. Section 2.2 of the by-laws was amended to include the information and procedural requirements in order to call a special meeting of stockholders. Sections 7 and 8 of the by-laws were amended to include additional disclosure requirements from proposing shareholders, including but not limited to, disclosure regarding the identity of the stockholder or beneficial owner, their holdings of Staples securities, any agreements or compensation relating to such nomination or matter, and any derivatives or other arrangements to mitigate risk or change voting power. Additionally, certain other sections of the by-laws were amended to delete historical references and update provisions of the by-laws to conform with current Delaware corporate law. The amended and restated by-laws are attached hereto as Exhibit 3.2 and are incorporated herein by reference.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

        We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and associates, can be found on our web site, which is located at www.staples.com, and is also an exhibit to this report. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics by filing a Form 8-K disclosing such waiver, or to the extent permitted by applicable NASDAQ regulations, by posting such information in the Investor Information section of our web site.

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

  (a)
  Index to Consolidated Financial Statements.

1.
Financial Statements.    The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—January 31, 2009 and February 2, 2008.

•
Consolidated Statements of Income—Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

•
Consolidated Statements of Stockholders' Equity—Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

•
Consolidated Statements of Cash Flows—Fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules.

•
Schedule II–Valuation and Qualifying Accounts.

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

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2009.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RONALD L. SARGENT Ronald L. Sargent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2009
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 10, 2009
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	March 10, 2009
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	March 10, 2009
/s/ JUSTIN KING Justin King	Director	March 10, 2009
/s/ CAROL MEYROWITZ Carol Meyrowitz	Director	March 10, 2009
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	March 10, 2009
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director	March 10, 2009
/s/ ELIZABETH A. SMITH Elizabeth A. Smith	Director	March 10, 2009

Signature	Capacity	Date

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	March 10, 2009
/s/ MARTIN TRUST Martin Trust	Director	March 10, 2009
/s/ VIJAY VISHWANATH Vijay Vishwanath	Director	March 10, 2009
/s/ PAUL F. WALSH Paul F. Walsh	Director	March 10, 2009
/s/ JOHN J. MAHONEY John J. Mahoney	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 10, 2009
/s/ CHRISTINE T. KOMOLA Christine T. Komola	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2009

 APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 31, 2009 (2) (52 weeks)	February 2, 2008 (3) (52 weeks)	February 3, 2007 (4) (53 weeks)	January 28, 2006 (52 weeks)	January 29, 2005 (52 weeks)
Statement of Income Data:
Sales	$23,083,775	$19,372,682	$18,160,789	$16,078,852	$14,448,378
Gross profit	6,246,936	5,550,671	5,194,001	4,582,618	4,102,322
Net income	805,264	995,670	973,677	784,117	664,575
Basic earnings per common share(1):	1.15	1.41	1.35	1.07	0.90
Diluted earnings per common share(1):	1.13	1.38	1.32	1.04	0.87
Dividends (1)	$0.33	$0.29	$0.22	$0.17	$0.13
Statistical Data:
Stores open at end of period	2,218	2,038	1,884	1,780	1,680
Balance Sheet Data:
Working capital	$951,704	$1,945,484	$1,642,980	$1,664,637	$1,584,751
Total assets	13,005,978	9,036,344	8,397,265	7,732,720	7,127,150
Total long-term debt, less current portion	1,968,928	342,169	316,465	527,606	557,927
Stockholders' equity	$5,564,207	$5,718,007	$5,021,665	$4,481,601	$4,174,424

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

(1)
All share and per share amounts reflect, or have been restated to reflect, the three-for-two common stock split that was effected in the form of a common stock dividend distributed on April 15, 2005.

(2)
Results of operations for this period reflect $173.5 million ($113.7 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express. The results of Corporate Express have been included since its acquisition in July 2008.

(3)
Results of operations for this period reflect a $38.0 million ($24.3 million, net of taxes) charge related to the settlement of California wage and hour class action litigation.

(4)
Results of operations for this period reflect a $33.3 million reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters and a $10.8 million ($8.6 million, net of taxes) charge to correct the measurement dates used to calculate prior years' stock-based compensation.

A-1

 APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

        Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2008 ("2008") consisted of the 52 weeks ended January 31, 2009, fiscal year 2007 ("2007") consisted of the 52 weeks ended February 2, 2008 and fiscal year 2006 ("2006") consisted of the 53 weeks ended February 3, 2007.

Acquisition of Corporate Express

        In July 2008, we acquired Corporate Express N.V. ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock. The acquisition of Corporate Express establishes a contract business in Europe and Canada and increases our contract business in the United States. The acquisition also extends our geographic reach to Australia and New Zealand, through a 59% ownership interest in Corporate Express Australia Limited, a public company traded on the Australian Stock Exchange. As a result of the acquisition, we added operations in five countries. We now have operations in 27 countries.

        The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock of Corporate Express and for our repayment of most of Corporate Express' debt was funded primarily with the sale of notes under our Commercial Paper Program, which was backstopped by our 2008 Agreement, and additional funds from our 2008 Term Credit Facility, our existing Revolving Credit Facility (each as defined below), and our available cash and short-term investments.

        At the time the tender offer was fully settled on July 23, 2008, we had acquired more than 99% of the outstanding capital stock of Corporate Express. We intend by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code. In July 2008, we also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.

        The operating results of Corporate Express have been included in the consolidated financial statements since July 2, 2008, the date we declared the terms of the tender offer unconditional. The Corporate Express results are reported in Staples' North American Delivery and International Operations for segment reporting.

Results of Operations

        We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance. In order to enhance comparability between our 2008 and 2007 results, certain operational measures for 2008 are accompanied by a presentation of such measure after removing the impact of the Corporate Express acquisition. Management is using such adjusted operational measures in the initial post acquisition period to evaluate our pre-acquisition operating results against prior year results and our operating plan. This adjusted information supplements, and is not intended to represent, measures that are calculated or presented in accordance with disclosures required by accounting principles generally accepted in the United States.

        As we have begun the integration of Corporate Express, it has become difficult to isolate accurately the impact of the Corporate Express operations from our overall business. Accordingly, the following information discussing our results after removing the impact of the Corporate Express acquisition is not exact and represents our best estimate. In the coming quarters, as the integration of Corporate Express proceeds, it will become increasingly difficult to quantify accurately the impact of the Corporate Express operations on our overall results, and we will soon no longer be able, or consider it meaningful, to provide financial information or any related discussion of our business after removing the impact of Corporate Express.

        Furthermore, in order to enhance comparability between 2007 and 2006, certain operational measures for 2006 are accompanied by a presentation of such measure excluding the estimated effect of the 53rd week in 2006. Our comparable store sales include stores open for more than one year and exclude sales related to the 53rd week in 2006.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Overview

        We produced fairly stable results for 2008 despite the challenging economic environment. Excluding sales of $4.2 billion related to Corporate Express, our consolidated sales declined 2.7% in 2008. Major contributors to our 2008 results (as compared to the results for 2007) are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

  •
  On a consolidated basis including Corporate Express, we reached $23.1 billion in sales, with sales growth of 19.2%.

  •
  North American Delivery sales grew 35.0% as a result of our acquisition of Corporate Express. Excluding sales of $2.3 billion related to Corporate Express, sales declined 0.3% on lower sales to existing customers, partially offset by successful customer acquisition and retention efforts and excellent customer service. Business unit income rate declined to 9.0% from 10.8%, but increased to 11.1% excluding the results of Corporate Express.

  •
  North American Retail's comparable store sales declined 9%, and business unit income rate fell to 8.1% from 9.5%, as negative comparable store sales drove deleverage in fixed occupancy costs and labor. Despite these challenges, we achieved excellent customer service and continued to invest in our "EasyWay" service model.

  •
  International Operations sales grew 70.4% as a result of our acquisition of Corporate Express. Excluding sales of $1.9 billion related to Corporate Express, sales increased 0.8% in U.S. dollars and declined 0.1% in local currency. Business unit income rate decreased to 3.3% from 3.6% and decreased to 3.2% excluding the results of Corporate Express.

  •
  We now operate 2,218 stores worldwide, with a net addition of 180 stores in 2008. This includes a net addition of 77 stores associated with the Corporate Express acquisition.

  •
  Operating cash flow increased to $1.7 billion from $1.4 billion in 2007.

        While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives and customer service programs to drive our long term success, despite the current weak economic climate. These strategic initiatives include:

  •
  Implementing a series of retail store initiatives to drive productivity; including improving the profitability of technology sales, boosting sales of high margin copy and EasyTech services, and effectively utilizing our portfolio of store formats which range from 4,000 to 18,000 square feet;

  •
  Continued differentiation through our own brand products; and

  •
  Cross-channel initiatives to encourage customers to spend more by shopping both Staples' retail and delivery channels.

For our customer service programs, our North American and European delivery businesses have focused on the "Perfect Order" program to improve product availability, increase accuracy of orders, improve warehouse performance and productivity of our delivery trucks, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention. In our North American Retail business, our selling models are designed to train store associates to provide solutions for small business customers and drive attachment selling, while also providing incentives for store associates to provide great customer service.

Outlook

        The economic environment remains challenging, and we expect it to remain so for the foreseeable future. We expect to achieve stable performance through customer service, customer retention and acquisition efforts, expense management and focused integration of Corporate Express. We will endeavor to provide as much transparency as possible; however, as a result of the difficulty in forecasting sales in the current environment, we will not provide specific sales and earnings guidance for fiscal year 2009. To the extent we have clear visibility, we will provide guidance on factors that will influence profitability, such as anticipated synergies from the Corporate Express integration, integration and restructuring expense, depreciation expense, amortization of intangibles and net interest expense. We expect the following:

  •
  Corporate Express integration synergies building to $300 million annually over a three year integration period;

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

  •
  Integration and restructuring expense of $90 million to $110 million for 2009;

  •
  Depreciation expense of $430 million to $440 million for 2009;

  •
  Amortization of intangibles of $105 million to $115 million for 2009; and

  •
  Net interest expense of $260 million to $280 million for 2009.

As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to publicly update any of the forward looking statements in this paragraph.

  Consolidated Performance:

        Net income for 2008 was $805.3 million or $1.13 per diluted share compared to $995.7 million or $1.38 per diluted share for 2007 and $973.7 million or $1.32 per diluted share for 2006. Our results for 2008 include the results of the newly acquired Corporate Express business since the acquisition on July 2, 2008. Our results for 2008 also include integration and restructuring costs of $113.7 million, net of taxes ($0.16 per diluted share) and total interest expense of $98.1 million, net of taxes ($0.14 per diluted share), which substantially relates to our acquisition financing. Our results for 2007 include a $24.3 million charge, net of taxes ($0.04 per diluted share) related to the settlement of California wage and hour class action litigation. Our results for 2006 include a $33.3 million ($0.05 per diluted share) reduction in income taxes related to the favorable resolution of certain foreign and domestic tax matters, and an $8.6 million charge, net of taxes ($0.01 per diluted share) to correct the measurement dates used to calculate prior years' stock-based compensation. In addition, our results for 2006 include the impact of the 53rd week on net earnings of approximately $0.04 per diluted share.

        Our 2008 results reflect our continued focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity, while operating in a difficult economic environment. We continue to work to deliver on our "Easy" brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, customer acquisition and retention efforts, tightening of expenses, working capital and capital spending were key contributors to sustaining our performance in 2008, despite the negative impact of a weakened economy on our customers and our organic sales growth.

        Sales:    Sales for 2008 were $23.1 billion, an increase of 19.2% from 2007 sales. Our sales growth for 2008 reflects sales of $4.2 billion from the Corporate Express business. Excluding the sales from Corporate Express, sales decreased 2.7% for 2008. Sales increased 6.7% in 2007. Sales for 2006 include $369.8 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 8.9% in 2007. The 2.7% decline in sales in 2008, which excludes results of Corporate Express, was substantially driven by a 9% decrease in comparable store sales in our North American Retail business, partially offset by sales from new stores opened in our North American Retail business. In 2008, foreign exchange rates did not have a material impact on sales. The 8.9% increase in sales in 2007 primarily reflects organic sales growth in our North American Delivery business and to a lesser extent, sales from new stores opened in our North American Retail business and the positive impact of foreign currency exchange rates of $404 million. The increase in sales in 2007 was slightly offset by a 3% decrease in comparable store sales in our North American Retail business.

        Gross Profit:    Gross profit as a percentage of sales was 27.1% for 2008, 28.7% for 2007 and 28.6% for 2006. The gross profit rate for 2008 was negatively impacted by 1.5% due to the inclusion of the results of Corporate Express, whose gross profit rate is lower than our pre-existing businesses. The remaining slight decrease in gross profit rate for 2008 is the result of deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail, substantially offset by improved product margins in our North American businesses and, to a lesser extent, supply chain improvements in all of our segments. The slight increase in the gross profit rate for 2007 is primarily due to an improvement in product margin rate in our North American Retail and International Operations segments and, to a lesser extent, improvements in North American Delivery supply chain, partially offset by deleverage in fixed occupancy costs on a decrease in comparable store sales in North American Retail.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses were 20.1% of sales for 2008, 20.6% for 2007 and 20.5% for 2006. Selling, general and administrative expenses as a percentage of sales for 2008 includes a 0.9% improvement related to the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses. The net increase in selling, general and

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

administrative expenses for 2008 from 2007, excluding the improvement from Corporate Express, primarily reflects deleverage in labor, partially offset by reduced marketing expenses in all of our businesses and, to a lesser extent, the $38.0 million charge related to the California wage and hour class action lawsuits included in 2007. The increase in selling, general and administrative expenses for 2007 from 2006 primarily reflects deleverage in fixed expenses on decreasing comparable store sales in North American Retail, the added leverage of the 53rd week in 2006, and the $38.0 million charge related to the California wage and hour class action lawsuits. Our results continue to reflect our ongoing focus on expense control in a challenging economic environment.

        Integration and Restructuring Costs:    Integration and restructuring costs were $173.5 million for 2008. These expenses are associated with the integration of Corporate Express with our pre-existing business and the consolidation of certain of our operations. Included in integration and restructuring costs is a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with our European catalog business. The tradename write-down was the result of our decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, the legacy brands used in our European catalog business. Integration and restructuring costs also include a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition, $21.7 million of consulting and travel fees, and a $1.7 million charge for employee retention costs.

        Amortization of Intangibles:    Amortization of intangibles was $70.3 million in 2008, $15.7 million in 2007 and $14.4 million in 2006 reflecting the amortization of certain tradenames, customer relationships and noncompetition agreements. Amortization expense relating to the intangibles resulting from our acquisition of Corporate Express for 2008 was $50.8 million.

        Interest Income:    Interest income decreased to $28.5 million in 2008 from $46.7 million in 2007 and $58.8 million in 2006. The decrease in interest income for 2008 is primarily due to a decrease in our average cash and short-term investment portfolio resulting from our acquisition of Corporate Express, combined with a decrease in interest rates. The decrease in interest income for 2007 is due to the reduction in our average cash and short-term investment portfolio balance, partially offset by an increase in interest rates.

        Interest Expense:    Interest expense was $149.8 million in 2008, $38.3 million in 2007 and $47.8 million in 2006. The increase in interest expense for 2008 is primarily due to borrowings under our Commercial Paper Program, our 2008 Agreement, our Revolving Credit Facility and the 2008 Term Credit Facility (each as defined in "Sources of Liquidity") relating to our acquisition of Corporate Express, slightly offset by the impact of the repayment of our $200.0 million 7.125% notes in August 2007. The decrease in interest expense for 2007 is primarily due to the repayment of our $200.0 million 7.125% notes in August 2007, partially offset by higher interest rates. We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations. Excluding the impact of our interest rate swap agreements, interest expense would have been $152.1 million for 2008, $36.0 million for 2007 and $47.2 million for 2006.

        Miscellaneous Expense:    Miscellaneous expense was $7.6 million for 2008, $2.2 million for 2007 and $2.8 million for 2006. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

        Income Taxes:    Our effective tax rate was 34.5% for 2008, 36.0% for 2007 and 33.8% for 2006. The decrease in the effective tax rate from 2007 to 2008 was due to geographical changes in the mix of earnings. The increase in the effective tax rate from 2006 to 2007 was the result of an adjustment recorded in 2006 for a change in estimate regarding certain tax uncertainties as well as the favorable resolution of certain foreign and domestic tax matters recorded that year. Our effective tax rate for 2006 applicable to results from continuing operations, excluding the impact of these discrete items, was 36.0%.

  Segment Performance:

        Our business is comprised of three segments: North American Delivery, North American Retail and International Operations. Our North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill. The North American Retail segment consists of the U.S. and Canadian business units that operate

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers in 25 countries in Europe, Asia, Australia and South America. Additional geographic information about our sales is provided in Note M in the Notes to the Consolidated Financial Statements.

        In connection with our acquisition of Corporate Express, we allocated assets of $3.33 billion, $3.37 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively. The Corporate Express assets include goodwill and intangible assets of $3.38 billion, of which $1.63 billion, $1.47 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

        The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years. Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before income taxes and minority interest in Note M in the Notes to the Consolidated Financial Statements):

	(Amounts in thousands)
				2008 Increase From Prior Year	2007 Increase From Prior Year
Sales	2008	2007	2006
North American Delivery	$8,929,924	$6,614,202	$5,908,872	35.0%	11.9%
North American Retail	9,489,510	10,020,941	9,893,107	(5.3)%	1.3%
International Operations	4,664,341	2,737,539	2,358,810	70.4%	16.1%

Total Segment Sales	$23,083,775	$19,372,682	$18,160,789	19.2%	6.7%

	(Amounts in thousands)
				2008 % of Sales	2007 % of Sales	2006 % of Sales
Business Unit Income	2008	2007	2006
North American Delivery	$802,523	$712,558	$623,908	9.0%	10.8%	10.6%
North American Retail	769,695	949,038	957,386	8.1%	9.5%	9.7%
International Operations	153,886	97,996	50,511	3.3%	3.6%	2.1%

Business Unit Income	$1,726,104	$1,759,592	$1,631,805	7.5%	9.1%	9.0%
Stock-based compensation	(180,652)	(173,343)	(157,907)	(0.8)%	(0.9)%	(0.9)%

Total Segment Income	$1,545,452	$1,586,249	$1,473,898	6.7%	8.2%	8.1%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Net Stores Acquired	Stores Closed	Stores Open at End of Period
2006	North American Retail	1,522	99	—	1	1,620
2006	International Operations	258	6	—	—	264

2006	Total	1,780	105	—	1	1,884

2007	North American Retail	1,620	120	—	2	1,738
2007	International Operations	264	27	12	3	300

2007	Total	1,884	147	12	5	2,038

2008	North American Retail	1,738	106	—	9	1,835
2008	International Operations	300	15	77	9	383

2008	Total	2,038	121	77	18	2,218

        North American Delivery:    Sales increased 35.0% in 2008 and 11.9% in 2007. Excluding non-comparable sales from Corporate Express of $2.3 billion, sales would have decreased 0.3% for 2008. Sales for 2006 include $129.6 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 14.4% in 2007. The slight

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

decline in sales in 2008 reflects lower sales to existing customers substantially offset by the impact of our customer acquisition and retention efforts. The sales growth in 2007 primarily reflects the impact of our customer acquisition and retention efforts, as well as increased penetration of existing customers, and to a much lesser extent, non-comparable sales from acquisitions and more effective marketing spend.

        Business unit income as a percentage of sales was 9.0% in 2008, 10.8% in 2007 and 10.6% in 2006. Business unit income as a percentage of sales for 2008 was reduced by 2.1% due to the inclusion of results of Corporate Express, whose business unit income rate is lower than our pre-existing business. Excluding the impact of Corporate Express for 2008, the increase in business unit income primarily reflects reduced marketing expense and, to a lesser extent, gross profit improvements driven equally by supply chain and product margin improvements. The increase in 2007 primarily reflects improvement in our supply chain and more efficient and effective marketing spend to acquire and retain customers, partially offset by our investments in growth initiatives.

        North American Retail:    Sales decreased 5.3% in 2008 and increased 1.3% in 2007. Sales for 2006 include $209.1 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 3.5% in 2007. The decrease in sales for 2008 primarily reflects a 9% decrease in comparable stores sales and the negative impact of foreign exchange rates of $55.5 million, partially offset by non-comparable sales for new stores opened in the past twelve months. Our comparable store sales decrease in 2008 reflects a significant decline in the performance of non-consumable products, including business machines, furniture and computer peripherals, followed by a modest decline in consumables, which was driven by core office supplies. Our decrease in consumable sales in 2008 was slightly offset by positive performance in ink and toner. The increase in sales for 2007 primarily reflects non-comparable store sales, and to a lesser extent, the positive impact of foreign exchange rates of $161 million, partially offset by a 3% decrease in comparable store sales. Our comparable sales decrease in 2007 reflects negative performance in business machines, furniture and core office supplies, partially offset by positive performance in computers and our copy and print center business.

        Business unit income as a percentage of sales was 8.1% in 2008, 9.5% in 2007 and 9.7% in 2006. The decrease in business unit income as a percentage of sales for 2008 primarily reflects deleverage in fixed occupancy costs resulting from a decrease in comparable store sales and, to a lesser extent, deleverage in labor as we focused on maintaining our customer service standards. These negative factors were partially offset by increased product margin rates and to a lesser extent, in order of magnitude, reduced marketing spend, supply chain improvements and our focus on expense control. The decrease in business unit income for 2007 primarily reflects deleverage in fixed costs resulting from a decrease in comparable store sales as well as the additional leverage of the 53rd week in 2006, partially offset by decreased variable compensation, an increase in product margin rate, including increased sales in higher margin categories such as Staples brand products and copy and print services, as well as our focus on expense control.

        International Operations:    Sales increased 70.4% in 2008 and 16.1% in 2007. Excluding non-comparable sales from Corporate Express of $1.9 billion for 2008, sales would have increased 0.8% in 2008. Sales for 2006 include $31.1 million related to the additional week in 2006. Excluding the additional week in 2006, sales increased 17.6% in 2007. The increase for 2008 was the result of, in order of magnitude, non-comparable sales for new stores opened in the past twelve months, organic growth from our delivery businesses, and the positive impact of foreign exchange rates of $26.6 million. These three factors were substantially offset by a 5% decrease in comparable store sales in Europe. The increase for 2007 was the result of the positive impact of foreign exchange rates of $222 million and, to a lesser extent, growth in local currency in our International delivery businesses, as well as an increase in comparable store sales of 2% in Europe.

        Business unit income as a percentage of sales was 3.3% in 2008, 3.6% in 2007 and 2.1% in 2006. The decrease in business unit income as a percentage of sales benefited by 0.1% due to the inclusion of the results of Corporate Express, whose business unit income is higher than our pre-existing business. The decrease in business unit income as a percentage of sales, excluding the impact of Corporate Express, primarily reflects increased losses in our Asian businesses substantially offset by improvement in product margin rates due to product mix, better buying and selling a broader assortment of our own brand products in our European businesses and, to a lesser extent, supply chain improvements and our focus on expense control. The increase in 2007 primarily reflects sales growth and improvement in product margin rates in our European retail business, along with our continued focus on expense control.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        Stock-Based Compensation:    Stock-based compensation, excluding the charge recorded in 2006 for the correction of measurement dates used to calculate prior years' stock-based compensation (see Note I in the Notes to the Consolidated Financial Statements), increased to $180.7 million in 2008 from $173.3 million in 2007 and from $157.9 million in 2006. Stock-based compensation includes expenses associated with our employee stock purchase plans; the issuance of stock options, restricted shares, and performance share awards; and the company match in the employee 401(k) savings plan. The increase in this expense for 2008 and 2007 is primarily related to changes in the mix of equity awards granted.

Critical Accounting Policies and Significant Estimates

        Our financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions (see Note A in the Notes to the Consolidated Financial Statements). We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

        Purchase and Advertising Rebates:    We earn rebates from our vendors, which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Several controls are in place, including direct confirmation with vendors, which we believe allows us to ensure that these amounts are recorded in accordance with the terms of the contracts.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement). In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective date of FASB Statement No. 157", which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 3, 2008, we adopted SFAS No. 157 for our financial assets. The adoption had no impact on our financial condition, results of operations or cash flows. We do not anticipate that the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on our financial condition, results of operations or cash flows.

        The following table shows assets and liabilities as of January 31, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$67,425	—
Derivative liabilities	—	(3,550)	—

        In September 2006, the FASB issued SFAS No. 158, "Employers: Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires deferred pension gains and losses to be reflected in accumulated other comprehensive income and requires that the valuation date of plan accounts be changed to the end of the company's fiscal year, with that change required to be implemented for fiscal years ending after December 15, 2008. We adopted the provisions of SFAS No. 158 in 2008 as a result of the assumption of pension plans in connection with our acquisition of Corporate Express. This adoption had no impact on our financial condition, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value at specific election dates. We did not elect to adopt the fair value option provided under SFAS No. 159.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of February 1, 2009. We do not expect SFAS No. 141(R) to have a material impact on our income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. As SFAS No. 160 will only impact our presentation of minority interests on the balance sheet, the adoption of SFAS No. 160 will have no material impact on our financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and (iii) the effect of derivative instruments and related hedged items on a company's financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement as of February 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this statement as of February 1, 2009. The adoption of FSP No. 142-3 is not expected to have a material impact on our financial condition, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect SFAS No. 162 to have a material impact on our financial condition, results of operations or cash flows.

        In December 2008, the FASB issued FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt this interpretation as of January 31, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our defined benefit pension plans.

Liquidity and Capital Resources

Cash Flows

        Cash provided by operations was $1.69 billion in 2008, $1.36 billion in 2007 and $1.15 billion in 2006. The increase in operating cash flow from 2007 to 2008 is primarily due to an increase in net income adjusted for non-cash charges, combined with an improvement in working capital. The increase in operating cash flow from 2006 to 2007 is primarily due to an increase in net income and non-cash expenses, including depreciation and amortization.

        Cash used in investing activities was $4.73 billion in 2008, $217.7 million in 2007 and $424.9 million in 2006. The change between 2008 and 2007 is primarily due to the 2.8 billion Euro (approximately $4.4 billion, net of cash acquired) acquisition of Corporate Express. The change in cash used in investing activities for 2007 and 2006 is primarily due to fluctuations in our short-term investment portfolio.

        Cash provided by financing activities was $2.51 billion in 2008 compared to cash used in financing activities of $966.2 million in 2007 and $696.6 million in fiscal 2006. The increase in cash provided by financing activities for 2008 is primarily related to borrowings made pursuant to our January 2009 Notes and our 2008 Agreement, which along with the Revolving Credit Facility serves as a backstop to our Commercial Paper Program (each as defined below). The increase in cash provided by financing activities in 2008 is also the result of the repayment of our August 1997 $200 million 7.125% Notes. In addition, under our share repurchase program, we repurchased 2.8 million shares for $65.0 million in 2008 compared to 31.6 million shares for $750.0 million in 2007. The increase in cash used in financing activities from 2006 to 2007 is due to the repayment of our August 1997 $200 million 7.125% Notes. At the present time, although we have $1.01 billion authorization, we have temporarily suspended our share repurchase program as a result of the acquisition of Corporate Express.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. In addition, in connection with the acquisition of Corporate Express, we issued the January 2009 Notes and entered into the 2008 Agreement which serves, along with our Revolving Credit Facility, as backstops to the Commercial Paper Program (each as defined below).

        We had $1.57 billion in total cash and funds available through credit agreements at January 31, 2009, which consisted of $935.5 million of available credit and $633.8 million of cash and cash equivalents.

        A summary, as of January 31, 2009, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

				Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations		Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
2008 Agreement due July 2009	$790,650	—		—		—	—	—
Commercial Paper Program	—	$1,195,557	(2)	$1,195,557	(2)	—	—	—
Revolving Credit Facility effective through October 2011	—	—		—		—	—	—
September 2002 Notes due October 2012	—	325,000		—		—	$325,000	—
January 2009 Notes due January 2014	—	1,500,000		—		—	1,500,000	—
Lines of credit	144,856	840		840		—	—	—
Other notes and capital leases	—	399,976		276,851		$122,665	460	—
Total Debt Obligations	$935,506	$3,421,373		$1,473,248		$122,665	$1,825,460	—
Interest expense	—	$725,156		$146,250		$292,500	$286,406	—
Operating leases	—	$5,719,590		$851,412		$1,534,879	$1,201,246	$2,132,053
Purchase obligations(3)	$—	$545,790		$419,952		$57,781	$27,893	$40,164

(1)
The above table excludes scheduled interest payments on fixed rate debt obligations that are hedged with derivative instruments intended to convert the fixed rate debt agreements into variable interest rate obligations because the amount of future interest payments due on these obligations is not currently determinable (see Notes E and F in the Notes to the Consolidated Financial Statements). As a result, only the interest expense associated with the January 2009 Notes is included in the table above.

(2)
This obligation is backstopped by, and utilizes borrowing capacity of, $470.4 million of our 2008 Agreement and $729.5 million of our Revolving Credit Facility, and corresponding amounts are due in less than one year.

(3)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty, but that require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

        In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers, Inc. and their affiliates under our 2008 Agreement, our Revolving Credit Facility, our Commercial Paper Program and our 2008 Term Credit Facility, as described below.

  The 2008 Agreement

        On April 1, 2008, we entered into a $3.0 billion credit agreement (the "2008 Agreement") with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement. The 2008 Agreement provides financing solely (1) for our acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) to backstop our Commercial Paper Program. Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time. Originally the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        On December 29, 2008, we voluntarily terminated $250 million of our borrowing capacity under the 2008 Agreement which reduced the total commitment from $3.0 billion to $2.75 billion. On January 15, 2009, we further reduced our total commitment amount under the 2008 Agreement from $2.75 billion to $1.26 billion. The reduction was made pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the January 2009 Notes described below.

        Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an "applicable margin," defined as a percentage spread based on our credit rating or (b) the Eurocurrency rate plus a different "applicable margin," also defined as a percentage spread based on our credit rating. The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the Guarantor Subsidiaries (as defined below). Under the 2008 Agreement, we agree to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on our credit rating. The 2008 Agreement also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0. The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in our 2008 Term Credit Facility and our Revolving Credit Facility. The 2008 Agreement contains certain customary events of default with corresponding grace periods. On July 1, 2008, we entered into the first amendment to the 2008 Agreement. The amendment provides that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement. On September 12, 2008, we entered into the second amendment to the 2008 Agreement. The amendment provides us with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay our Commercial Paper Program (as described below).

        As of January 31, 2009, no borrowings were outstanding under our 2008 Agreement, but $470.4 million of commercial paper was issued, reducing the available credit under this agreement to $790.7 million.

  Commercial Paper Program

        On June 9, 2008, we established a commercial paper program (the "Commercial Paper Program") on a private placement basis under which we were originally able to issue unsecured commercial paper notes (the "Notes") up to a maximum aggregate principal amount outstanding at any time of $3.0 billion. On January 15, 2009, in connection with the issuance of the January 2009 Notes, our Commercial Paper Program availability was reduced from $3.0 billion to $2.0 billion.

        The 2008 Agreement and our Revolving Credit Facility serve as backstops to the Commercial Paper Program. Under the Commercial Paper Program, we may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes issued under the Commercial Paper Program vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples. The payments under the Commercial Paper Program are guaranteed by the Guarantor Subsidiaries (as defined below). The Commercial Paper Program contains customary events of default with corresponding grace periods. As of January 31, 2009, $1.2 billion of Notes were outstanding under the Commercial Paper Program. The Notes have a weighted average remaining maturity of 16 days with a weighted average interest rate of 4.0%. Of the total Notes outstanding, $729.5 million were backstopped by the Revolving Credit Facility and $470.4 million were backstopped by the 2008 Agreement.

  Revolving Credit Facility

        The Revolving Credit Facility provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, Staples may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Revolving Credit Facility may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Revolving Credit Facility may be

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

borrowed, repaid and reborrowed from time to time until October 13, 2011. The borrowings under this Revolving Credit Facility are guaranteed by our Guarantor Subsidiaries (as defined below).

        Borrowings made pursuant to the Revolving Credit Facility as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Revolving Credit Facility as the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on our credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Revolving Credit Facility. Under the Revolving Credit Facility, we agree to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on our credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

        On May 5, 2008, we entered into the first amendment (the "Amendment") to the Amended and Restated $750.0 million Revolving Credit Agreement, as amended, dated as of October 13, 2006 (the "Revolving Credit Facility"). The Amendment was entered into in connection with our acquisition of Corporate Express and provided certain post-acquisition cure periods to allow us to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express' outstanding debt obligations and (ii) under Corporate Express' and our outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed our obligations to the lenders and administrative agent who are parties thereto. We issue letters of credit under our Revolving Credit Facility in the ordinary course of business. The Revolving Credit Agreement can also be used to backstop our Commercial Paper Program. At January 31, 2009, no borrowings were outstanding under the Revolving Credit Facility, $20.5 million of open letters of credit were outstanding and $729.5 million of backstopped commercial paper was issued, reducing the available credit under the Revolving Credit Facility from $750.0 million to $0.

  January 2009 Notes

        On January 15, 2009, we issued $1.5 billion aggregate principal amount of notes (the "January 2009 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. The sale of the January 2009 Notes was made pursuant to the terms of an underwriting agreement (the "Underwriting Agreement"), dated January 12, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement. We received net proceeds, after the underwriting discount and estimated fees and expenses, of $1.49 billion. Our obligations under the January 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the "Guarantor Subsidiaries").

  2008 Term Credit Facility

        On July 1, 2008, we entered into a $400.0 million credit facility (the "2008 Term Credit Facility") with Lehman Commercial Paper, Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners. On November 26, 2008, we repaid the entire remaining balance due on the 2008 Term Credit Facility.

  Other Financing Agreements

        In connection with our acquisition of Corporate Express, we assumed the obligations under Corporate Express' U.S. Securitization Program and the European Securitization Program (collectively, the "Securitization Programs"). As of January 31, 2009, we were able to borrow a maximum of $200.0 million and EUR 75.0 million (approximately $98.2 million based on exchange rates on that date) under the Securitization Programs. As of January 31, 2009, the utilized balance under the U.S Securitization Program was $180.4 million and the utilized balance under the European

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Securitization Program was EUR 33.5 million (approximately $43.9 million). Borrowings outstanding under the Securitization Programs are included as a component of current liabilities in our condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables. On March 3, 2009, we terminated and repaid all outstanding balances under the Securitization Programs.

        In addition, Corporate Express Australia Limited and its subsidiaries, which are approximately 59% owned by Corporate Express, are parties to credit facilities under which approximately $114.2 million are outstanding.

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

Uses of Capital

        As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through a cash dividend program. Based on our credit metrics and our liquidity position, from time to time, we may also return capital to our shareholders through our share repurchase program, which is currently suspended.

        In January 2009, we made significant progress refinancing the debt from the Corporate Express acquisition and issued an aggregate amount of $1.5 billion 9.750% notes due in January 2014. In addition, we have reduced total debt by approximately $1.0 billion from the second quarter of 2008. We plan to pay off and terminate what remains of our 2008 Agreement prior to July 2009 using the most attractive resources that are available to us in the market, which may include bank financing or a public bond issuance. Consistent with our overall capital structure framework, our goals for any additional financing include optimizing liquidity and flexibility, funding permanent assets with long-term financing, and using our strong cash flow to repay short-term debt, enabling us to rebuild our credit profile, minimize interest costs and stagger maturities.

        We currently plan to spend approximately $350 million on capital expenditures during 2009 primarily related to new store openings and continued investments in information systems and distribution centers to improve operational efficiencies and customer service. We expect to open approximately 65 new stores in North America, Europe and Asia during 2009.

        While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. We do not expect to rely on acquisitions to achieve our targeted growth plans. We consider many types of acquisitions for their strategic and other benefits, such as our recent acquisition of Corporate Express. In the past, other than the Corporate Express acquisition, we have focused on smaller acquisitions designed to align with our existing businesses to drive long-term growth. We would expect to continue this strategy and target such acquisitions when opportunities are presented and within our financial structure.

        In 2009, we changed our dividend policy from an annual dividend to quarterly dividends. On March 11, 2009, we announced that we would pay a first quarter 2009 cash dividend of $0.0825 per share on April 16, 2009 to stockholders of record on March 27, 2009. We expect the total value of quarterly dividend payments in 2009 to be $0.33 per share. In 2008, we paid an annual cash dividend of $0.33 per share of common stock on April 17, 2008, to stockholders of record on March 28, 2008, resulting in a total dividend payment of $231.5 million. While it is our intention to continue to pay quarterly cash dividends for the remainder of 2009 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $1.92 billion at January 31, 2009, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on January 31, 2009 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $19.2 million additional pre-tax charge or credit to our statement of operations.

        As more fully described in Note F in the Notes to the Consolidated Financial Statements, we are exposed to foreign exchange risks through subsidiaries or investments in Canada, Europe, Asia, Australia and South America. We have entered into a currency swap in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in the fair values and cash flows of the hedged items. Under this method of accounting, at January 31, 2009, we have recorded a $67.4 million asset representing gross unrealized gains on two of our derivatives and a $3.5 million charge to equity representing gross unrealized losses on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which has been amortized into income through August 2007, the remaining term of the original agreement.

ITEM 8	APPENDIX C

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note A to the consolidated financial statements, effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Boston, Massachusetts
March 10, 2009

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$633,774	$1,245,448
Short-term investments	—	27,016
Receivables, net	1,864,756	822,254
Merchandise inventories, net	2,404,210	2,053,163
Deferred income tax asset	281,101	173,545
Prepaid expenses and other current assets	546,340	233,956

Total current assets	5,730,181	4,555,382
Property and equipment:
Land and buildings	1,040,754	859,751
Leasehold improvements	1,183,879	1,135,132
Equipment	1,949,646	1,819,381
Furniture and fixtures	926,702	871,361

Total property and equipment	5,100,981	4,685,625
Less accumulated depreciation and amortization	2,810,355	2,524,486

Net property and equipment	2,290,626	2,161,139
Lease acquisition costs, net of accumulated amortization	26,931	31,399
Intangible assets, net of accumulated amortization	701,918	231,310
Goodwill	3,780,169	1,764,928
Other assets	476,153	292,186

Total assets	$13,005,978	$9,036,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,126,148	$1,560,728
Accrued expenses and other current liabilities	1,179,081	1,025,364
Commercial paper	1,195,557	—
Debt maturing within one year	277,691	23,806

Total current liabilities	4,778,477	2,609,898
Long-term debt	1,968,928	342,169
Other long-term obligations	636,142	356,043
Minority interest	58,224	10,227
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 882,032,761 shares at January 31, 2009 and 867,366,103 shares at February 2, 2008	529	520
Additional paid-in capital	4,048,398	3,720,319
Accumulated other comprehensive income (loss)	(494,327)	476,399
Retained earnings	5,367,341	4,793,542
Less: treasury stock at cost, 166,427,240 shares at January 31, 2009 and 162,728,588 shares at February 2, 2008	(3,357,734)	(3,272,773)

Total stockholders' equity	5,564,207	5,718,007

Total liabilities and stockholders' equity	$13,005,978	$9,036,344

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Sales	$23,083,775	$19,372,682	$18,160,789
Cost of goods sold and occupancy costs	16,836,839	13,822,011	12,966,788

Gross profit	6,246,936	5,550,671	5,194,001
Operating and other expenses:
Selling, general and administrative	4,631,219	3,986,758	3,716,517
Integration and restructuring costs	173,524	—	—
Amortization of intangibles	70,265	15,664	14,415

Total operating expenses	4,875,008	4,002,422	3,730,932

Operating income	1,371,928	1,548,249	1,463,069
Other income (expense):
Interest income	28,485	46,726	58,839
Interest expense	(149,774)	(38,335)	(47,810)
Miscellaneous expense	(7,555)	(2,158)	(2,770)

Income before income taxes and minority interests	1,243,084	1,554,482	1,471,328
Income tax expense	428,863	559,614	497,972

Income before minority interests	814,221	994,868	973,356
Minority interest expense (income)	8,957	(802)	(321)

Net Income	$805,264	$995,670	$973,677

Earnings per common share
Basic	$1.15	$1.41	$1.35

Diluted	$1.13	$1.38	$1.32

Dividends declared per common share	$0.33	$0.29	$0.22

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)
Balances at January 28, 2006	$498	$2,937,362	$87,085	$3,192,630	$(1,735,974)	$756,775

Issuance of common stock for stock options exercised	11	166,752	—	—	—	—
Tax benefit on exercise of options	—	36,069	—	—	—	—
Stock-based compensation	—	168,736	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	28,499	—	—	—	—
Net income for the year	—	—	—	973,677	—	973,677
Common stock dividend	—	—	—	(160,883)	—	—
Foreign currency translation adjustments	—	—	96,404	—	—	96,404
Changes in the fair value of derivatives (net of taxes of $4,073)	—	—	5,626	—	—	5,626
Purchase of treasury shares	—	—	—	—	(775,822)	—
Other	—	994	—	—	—	—

Balances at February 3, 2007	$510	$3,338,412	$189,115	$4,005,424	$(2,511,796)	$1,075,707

Issuance of common stock for stock options exercised	9	146,845	—	—	—	—
Tax benefit on exercise of options	—	29,553	—	—	—	—
Stock-based compensation	—	173,343	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	31,649	—	—	—	—
Net income for the year	—	—	—	995,670	—	995,670
Common stock dividend	—	—	—	(207,552)	—	—
Foreign currency translation adjustments	—	—	262,639	—	—	262,639
Changes in the fair value of derivatives (net of taxes of $17,847)	—	—	24,645	—	—	24,645
Purchase of treasury shares	—	—	—	—	(760,977)	—
Other	—	517	—	—	—	—

Balances at February 2, 2008	$520	$3,720,319	$476,399	$4,793,542	$(3,272,773)	$1,282,954

Issuance of common stock for stock options exercised	8	116,182	—	—	—	—
Tax benefit on exercise of options	—	5,849	—	—	—	—
Stock-based compensation	—	180,652	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	32,138	—	—	—	—
Net income for the year	—	—	—	805,264	—	805,264
Common stock dividend	—	—	—	(231,465)	—	—
Foreign currency translation adjustments	—	—	(819,061)	—	—	(819,061)
Changes in the fair value of derivatives (net of taxes of 23,817)	—	—	32,891	—	—	32,891
Deferred pension costs (net of taxes of $58,900)			(184,556)			(184,556)
Purchase of treasury shares	—	—	—	—	(84,961)	—
Other	—	(6,742)	—	—	—	—

Balances at January 31, 2009	$529	$4,048,398	$(494,327)	$5,367,341	$(3,357,734)	$(165,462)

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Operating activities:
Net income	$805,264	$995,670	$973,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548,911	388,895	339,299
Amortization of deferred financing costs	13,496	—	—
Non-cash write-down of assets	150,081	—	—
Stock-based compensation	180,652	173,343	168,736
Excess tax benefits from stock-based compensation arrangements	(5,849)	(18,557)	(36,069)
Deferred income taxes	33,370	(8,788)	(65,401)
Other	20,700	4,831	(365)
Change in assets and liabilities, net of companies acquired:
Decrease (increase) in receivables	131,474	(64,293)	(128,010)
Decrease (increase) in merchandise inventories	177,163	(30,175)	(191,957)
Increase in prepaid expenses and other assets	(64,615)	(89,558)	(44,298)
(Decrease) increase in accounts payable	(212,414)	295	34,379
(Decrease) increase in accrued expenses and other current liabilities	(149,351)	(90,054)	79,187
Increase in other long-term obligations	56,948	99,407	21,823

Net cash provided by operating activities	1,685,830	1,361,016	1,151,001
Investing activities:
Acquisition of property and equipment	(378,329)	(470,377)	(528,475)
Acquisition of businesses and investments in joint ventures, net of cash acquired	(4,381,811)	(178,077)	(31,750)
Proceeds from the sale of short-term investments	27,019	4,579,460	8,358,384
Purchase of short-term investments	(3)	(4,148,716)	(8,223,063)

Net cash used in investing activities	(4,733,124)	(217,710)	(424,904)
Financing activities:
Proceeds from borrowings	3,679,045	11,796	13,988
Payments on borrowings	(2,180,296)	(206,515)	(5,191)
Proceeds from the issuance of commerical paper, net of repayments	1,195,557	—	—
Payment of deferred financing costs	(26,016)	—	—
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	148,329	178,504	195,263
Excess tax benefits from stock-based compensation arrangements	5,849	18,557	36,069
Cash dividends paid	(231,465)	(207,552)	(160,883)
Purchase of treasury stock, net	(84,961)	(760,977)	(775,822)

Net cash provided by (used in) financing activities	2,506,042	(966,187)	(696,576)
Effect of exchange rate changes on cash and cash equivalents	(70,422)	50,658	10,328
Net (decrease) increase in cash and cash equivalents	(611,674)	227,777	39,849
Cash and cash equivalents at beginning of period	1,245,448	1,017,671	977,822

Cash and cash equivalents at end of period	$633,774	$1,245,448	$1,017,671

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or the "Company") pioneered the office products superstore concept and Staples is a leading office products company. Staples operates three business segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Staples Business Delivery, Quill and Contract (including Corporate Express). The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers in 25 countries in Europe, Asia, Australia and South America.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries, and the recent acquisition of Corporate Express N.V. ("Corporate Express") (see Note B). All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal 2008 ("2008") consisted of the 52 weeks ended January 31, 2009, fiscal year 2007 ("2007") consisted of the 52 weeks ended February 2, 2008 and fiscal year 2006 ("2006") consisted of the 53 weeks ended February 3, 2007.

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

        Short-term Investments:    At January 31, 2009, the Company did not have any short-term investments. At February 2, 2008, the Company's investments consisted of treasury securities. The Company classifies its investments as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate.

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.50 billion at January 31, 2009 and $642.2 million at February 2, 2008. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions. Included in trade receivables at January 31, 2009 was $289.1 million which secured the Company's borrowings outstanding under its U.S. Securitization Program and European Securitization Program (the "Securitization Programs") (see Note E). The Company's obligations under the Securitization Programs were assumed in connection with its acquisition of Corporate Express.

        An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 31, 2009 and February 2, 2008 was $57.3 million and $22.5 million, respectively.

        Other non-trade receivables were $421.0 million at January 31, 2009 and $202.5 million at February 2, 2008 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold.

        Merchandise Inventories:    Merchandise inventories are valued at the lower of weighted-average cost or market value. The Company reserves for obsolete, overstocked and inactive inventory based on the difference between the

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions.

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

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 31, 2009 and February 2, 2008 was $71.0 million and $68.4 million, respectively.

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

        The changes in the carrying amount of goodwill during the year ended January 31, 2009, which includes a net addition of $2.60 billion in connection with the acquisition of Corporate Express, are as follows (in thousands):

	Goodwill At February 2, 2008	2008 Net Additions	2008 Foreign Exchange Fluctuations	Goodwill At January 31, 2009
North American Delivery	$505,690	$1,270,000	$(214,667)	$1,561,023
North American Retail	42,848	283,806	(55,723)	270,931
International Operations	1,216,390	1,045,391	(313,566)	1,948,215

Consolidated	$1,764,928	$2,599,197	$(583,956)	$3,780,169

        At January 31, 2009, intangible assets subject to amortization, which include registered trademarks and trade names and customer relationships were $953.4 million, with accumulated amortization of $251.5 million and a weighted average life of 9.6 years. Intangible assets at January 31, 2009 include $660.8 million, with accumulated amortization of $47.5 million, of acquired intangibles in connection with the acquisition of Corporate Express. During the third quarter of 2008, as a result of the Company's decision to move toward one global Staples brand, the Company recorded a non-cash, pre-tax charge of $123.8 million (see Note C). After this charge, all intangible assets are subject to amortization. At February 2, 2008, intangible assets subject to amortization were $140.7 million with accumulated amortization of $62.4 million and intangible assets not subject to amortization, which included registered trademarks and trade names, were $153.0 million.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

        Fair Value of Financial Instruments:    Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), Staples has estimated the fair value of its financial instruments using the following methods and assumptions: the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable approximate fair value because of their short-term nature, and the carrying amounts of Staples' debt (excluding the January 2009 Notes (as defined below)) approximates fair value because of the Company's use of derivative instruments that qualify for hedge accounting. The carrying amount of the January 2009 Notes approximates fair value because the market and credit conditions have not significantly changed since the notes were issued on January 15, 2009.

        Revenue Recognition:    Revenue is recognized at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. The Company offers its customers various coupons, discounts and rebates, which are treated as a reduction of revenue. Staples sells certain machines to customers which are financed by external financing companies and for which they have given repurchase guarantees. The Company recognizes revenue from the sale of these machines only when the right of recourse has ended and the Company is legally released from its repurchase obligation.

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

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses include payroll, advertising and other operating expenses for the Company's stores and delivery operations not included in cost of goods sold and occupancy costs.

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $23.4 million at January 31, 2009 and $35.9 million at February 2, 2008. Total advertising and marketing expense was $667.7million, $710.0 million and $660.3 million for 2008, 2007 and 2006, respectively.

        Pre-opening Costs:    Pre-opening costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

        Integration and Restructuring Costs:    Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company's pre-existing business and the consolidation of certain operations of the Company.

        Stock-Based Compensation:    The Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") as of January 29, 2006, using the modified retrospective method.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

        Derivative Instruments and Hedging Activities:    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of accumulated other comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

        Accounting for Income Taxes:    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company's financial statements in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and new disclosure requirements.

        The Company adopted FIN 48 as of February 4, 2007, the first day of the 2007 fiscal year. The adoption of FIN 48 did not result in any material adjustments to the Company's reserves for uncertain tax positions. At January 31, 2009, the Company had $217.0 million of gross unrecognized tax benefits, $84.1 million of which, if recognized would affect the Company's tax rate. At February 2, 2008, the Company had $87.7 million of gross unrecognized tax benefits, $66.1 million of which, if recognized would affect the Company's tax rate. At the beginning of fiscal 2007, the Company had $81.8 million of gross unrecognized tax benefits, $65.9 million of which, if recognized, would affect the Company's tax rate. The increase in unrecognized tax benefits at January 31, 2009 is primarily due to the acquisition of Corporate Express. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2009. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at beginning of fiscal year	$87,688	$81,848
Additions for tax positions related to the current year	24,859	22,460
Additions for acquired business	107,699	—
Additions for tax positions of prior years	6,343	8,932
Reductions for tax positions of prior years	(7,597)	(18,430)
Settlements	(2,031)	(7,122)

Balance at end of fiscal year	$216,961	$87,688

        Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005 and all material state, local and foreign income tax matters for years through 2000.

        Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $17.6 million and $11.1 million accrued for interest and penalties as of January 31, 2009 and February 2, 2008, respectively.

        New Accounting Pronouncements:    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement). In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, "Effective date of FASB Statement No. 157", which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 3, 2008, the Company adopted SFAS No. 157 for its financial assets. The adoption had no impact on the Company's financial condition, results of operations or cash flows. The

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

Company does not anticipate that the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on its financial condition, results of operations or cash flows.

        The following table shows assets and liabilities as of January 31, 2009, that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$67,425	—
Derivative liabilities	—	(3,550)	—

        In September 2006, the FASB issued SFAS No. 158, "Employers: Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires deferred pension gains and losses to be reflected in accumulated other comprehensive income and requires that the valuation date of plan accounts be changed to the end of the company's fiscal year, with that change required to be implemented for fiscal years ending after December 15, 2008. The Company adopted the provisions of SFAS No. 158 in 2008 as a result of the assumption of pension plans in connection with its acquisition of Corporate Express. This adoption had no impact on the Company's financial condition, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value at specific election dates. The Company did not elect to adopt the fair value option provided under SFAS No. 159.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of February 1, 2009. The Company does not expect SFAS No. 141(R) to have a material impact on the Company's income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. As SFAS No. 160 will only impact the Company's presentation of minority interests on the balance sheet, the adoption of SFAS No. 160 will have no material impact on its financial condition, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and (iii) the effect of derivative instruments and related hedged items on a company's financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

those fiscal years. The Company adopted this statement as of February 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on the Company's financial condition, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this statement as of February 1, 2009. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect SFAS No. 162 to have a material impact on its financial condition, results of operations or cash flows.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets," which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation as of January 31, 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's defined benefit pension plans.

        Reclassifications:    Certain previously reported amounts have been reclassified to conform with the current period presentation.

NOTE B Business Combinations

        In July 2008, Staples acquired Corporate Express N.V. ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock. The acquisition of Corporate Express establishes Staples' contract business in Europe and Canada and increases Staples' contract business in the United States. The acquisition also extends Staples geographic reach to Australia and New Zealand, through a 59% ownership interest in Corporate Express Australia Limited, a public company traded on the Australian Stock Exchange. As a result of the acquisition, Staples added operations in five countries. The Company currently has operations in 27 countries.

        The aggregate cash purchase price of 2.8 billion Euros (approximately $4.4 billion, net of cash acquired) for the capital stock of Corporate Express and for the repayment of most of Corporate Express' debt was funded primarily with the sale of notes under the Commercial Paper Program, which was backstopped by the 2008 Agreement, and additional funds from the 2008 Term Credit Facility, which was fully repaid in November 2008, the Company's existing Revolving Credit Facility (each as described in Note E), and the Company's available cash and short-term investments.

        At the time the tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express. Staples intends by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code. In July 2008, Staples also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE B Business Combinations (Continued)

        The operating results of Corporate Express have been included in the consolidated financial statements since July 2, 2008, the date Staples declared the terms of the tender offer unconditional. The Corporate Express results are reported in Staples' North American Delivery and International Operations for segment reporting.

        The acquisition is being accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.

        The purchase price allocation, including an independent appraisal for certain tangible and intangible assets, has been prepared on a preliminary basis based on the information that was available to management at the time the Consolidated Financial Statements were prepared, and revisions to the preliminary purchase price allocation are expected as additional information becomes available.

        The Company has not finalized its integration and restructuring plans for Corporate Express, including severance, facility closures, systems consolidation and tax elections, the results of which will impact the final purchase price allocation. This may also include asset impairments related to Staples' historical operations as its corporate infrastructure and related assets adapt to business changes. These amounts will be recognized in the income statement as integration and restructuring costs. In addition, certain historical tax assets may be negatively impacted by the acquisition, which could result in additional tax expense that would be recognized through an increase in the Company's effective tax rate.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date the terms of the tender offer were declared unconditional (in thousands):

As of July 2, 2008
Current assets (excluding acquired cash)	$2,155,808
Property and equipment	373,073
Other assets	1,014,863
Goodwill	2,599,197
Intangible assets	777,560

Total assets acquired	$6,920,501
Current liabilities	$1,771,548
Long-term debt	151,826
Other long-term liabilities	615,316

Total liabilities assumed	$2,538,690

Net assets acquired, excluding cash	$4,381,811

        At July 2, 2008, the date the terms of the tender offer were declared unconditional, Staples allocated assets of $3.33 billion, $3.37 billion, and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets were goodwill and intangible assets totaling $3.38 billion, of which $1.63 billion, $1.47 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American segments, respectively. None of the goodwill is expected to be deductible for tax purposes. Of the $777.6 million of estimated acquired intangible assets, $668.8 million was assigned to customer relationships that are being amortized over a weighted average useful life of 12.3 years and $108.8 million was assigned to tradenames, which have lives ranging from 18 months to 10 years with a weighted average useful life of 5.8 years.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE B Business Combinations (Continued)

        Estimated future amortization expense associated with the intangible assets acquired from Corporate Express at January 31, 2009 is as follows (in thousands):

2009	$77,363
2010	51,888
2011	51,888
2012	51,888
2013	51,888
Thereafter	316,876

$601,791

        For the preliminary valuation of customer relationships, the Company used the multi-period excess earnings method. This approach discounts the estimated after tax cash flows (including gross margins on revenues, operating expenses and market participant synergies, less a charge for the tradename and contributory charges) associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The present value of the cash flows was calculated using a discount rate of 11%.

        The activity related to the Company's reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Utilization	Balance January 31, 2009
Transaction costs	$38,365	$(33,578)	$4,787
Severance	48,621	(6,454)	42,167
Facility closures	6,881	(326)	6,555
Other	2,920	(1,785)	1,135

Total	$96,787	$(42,143)	$54,644

        The following unaudited proforma summary presents information as if Corporate Express had been acquired as of February 4, 2007, the first day of the Company's 2007 fiscal year. In addition to an adjustment to amortization expense to reflect the value of intangibles recorded for this acquisition, the proforma amounts include incremental interest expense for all periods to reflect the increase in borrowings under the 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility, and the Revolving Credit Facility (each as defined in Note E) to finance the acquisition as if the increase had occurred at the beginning of fiscal 2007. Proforma interest expense also reflects the elimination of interest expense on Corporate Express debt that was repaid at the time of acquisition. No adjustment was made to reduce historical interest income to reflect the Company's use of available cash in this acquisition. The proforma summary also reflects the effective tax rate applicable for the combined company. The proforma amounts do not reflect any benefits from economies that might be achieved from combining the operations of the two companies.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE B Business Combinations (Continued)

        The proforma information presented below (in thousands, except per share data) does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies.

	2008	2007
Net sales	$26,458,426	$26,998,821
Net income from continuing operations(1)	734,078	931,246
Net income(1)	798,346	1,102,193
Basic earnings per share	1.14	1.56
Diluted earnings per share	1.12	1.53

    (1)
    Fiscal 2008 results include $124,012 of costs, net of taxes, related to strategic initiatives and certain transaction costs incurred by Corporate Express prior to the transaction date.

        During 2007, the Company paid an aggregate of $188.3 million to acquire all or a majority interest in certain delivery businesses headquartered in the United States and China. Additionally, in 2007, the Company made an investment in a joint venture in India. The Company recorded $181.1 million of goodwill and $20.7 million of intangible assets for all acquisitions and investments completed in 2007, of which $38.0 million of goodwill is expected to be deductible for tax purposes. The $20.7 million recorded for intangible assets was assigned to trade names and customer related intangible assets that will be amortized over a weighted average life of 8.1 years.

NOTE C Integration and Restructuring Costs

        Integration and restructuring costs are associated with the integration of the acquired Corporate Express business with the Company's pre-existing business and the consolidation of certain operations of the Company. Integration and restructuring costs were $173.5 million for 2008. Included in integration and restructuring costs for 2008 is a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with the European catalog business. The tradename write-down was the result of the Company's decision to move toward one global brand with the acquisition of Corporate Express, eliminating over time the legacy Staples brands used in the pre-existing European catalog business. Integration and restructuring costs also include a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition, $21.7 million of consulting and travel fees and a $1.7 million charge for employee retention.

NOTE D Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	January 31, 2009	February 2, 2008
Taxes	$227,945	$233,542
Employee related	280,098	247,374
Acquisition and restructuring reserves	108,921	41,130
Advertising and marketing	104,511	79,977
Other	457,606	423,341

Total	$1,179,081	$1,025,364

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements

        The major components of the Company's outstanding debt are as follows (in thousands):

	January 31, 2009	February 2, 2008
2008 Agreement due July 2009	—	—
Commercial Paper Program	$1,195,557	—
Revolving Credit Facility effective through October 2011	—	—
September 2002 Notes due October 2012	325,000	$325,000
January 2009 Notes due January 2014	1,500,000	—
Securitization Programs	224,289	—
Australian Credit Facilities	114,159	—
Capital lease obligations and other notes payable with effective interest rates from 3.5% to 5.0%	62,368	31,670

	3,421,373	356,670
Deferred gain on settlement of interest rate swap and fair value adjustments on hedged debt	20,803	9,305
Less current portion	(1,473,248)	(23,806)

Net long-term debt	$1,968,928	$342,169

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2009	$1,473,248
2010	122,235
2011	430
2012	325,430
2013	1,500,030

$3,421,373

        Future minimum lease payments under capital leases of $4.8 million, excluding $0.2 million of interest, are included in aggregate annual maturities shown above. Staples entered into no new capital lease agreements during 2008, and assumed no obligations for such agreements in connection with the acquisition of Corporate Express. Staples entered into capital lease obligations totaling $3.9 million during 2007. Staples entered into no new capital lease agreements during 2006.

        Interest paid by Staples totaled $105.3 million, $42.0 million and $45.9 million for 2008, 2007 and 2006, respectively. There was no interest capitalized in 2008 or 2007. There was $0.2 million of capitalized interest in 2006.

  January 2009 Notes

        On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes (the "January 2009 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. The sale of the January 2009 Notes was made pursuant to the terms of an underwriting agreement (the "Underwriting Agreement"), dated January 12, 2009 with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement. Staples received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. Staples' obligations under the January 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the "Guarantor Subsidiaries").

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

  Acquisition Financing

        In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers Inc. and their affiliates under the Company's 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility, each as described below.

        2008 Agreement:    On April 1, 2008, Staples entered into a $3.0 billion credit agreement (the "2008 Agreement") with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning on July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement. The 2008 Agreement provides financing solely (1) for the Company's acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) to backstop the Company's Commercial Paper Program. Amounts borrowed under the 2008 Agreement may be borrowed, repaid and reborrowed from time to time. Originally, the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

        On December 29, 2008, Staples voluntarily terminated $250 million of its borrowing ability under the 2008 Agreement which reduced the total commitment from $3.0 billion to $2.75 billion. On January 15, 2009, Staples further reduced the total commitment amount under the 2008 Agreement from $2.75 billion to $1.26 billion. The reduction was made pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the January 2009 Notes described above.

        Borrowings made pursuant to the 2008 Agreement will bear interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an "applicable margin," defined as a percentage spread based on Staples' credit rating or (b) the Eurocurrency rate plus a different "applicable margin," also defined as a percentage spread based on Staples' credit rating. The applicable margin for each base rate loan and Eurocurrency rate loan increases periodically, as set forth in the 2008 Agreement. The payments under the 2008 Agreement are guaranteed by the Guarantor Subsidiaries. Under the 2008 Agreement, Staples agrees to pay a commitment fee, payable quarterly, at rates that range from 0.080% to 0.175% based on Staples' credit rating. The 2008 Agreement also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio of 1.5:1.0 and a maximum adjusted funded debt to total capitalization ratio of 0.75:1.0. The Company is within compliance on both financial covenants. The 2008 Agreement also contains affirmative and negative covenants that are consistent with those contained in Staples' 2008 Term Credit Facility and Revolving Credit Facility (each as defined below). The 2008 Agreement contains certain customary events of default with corresponding grace periods. On July 1, 2008, Staples entered into the first amendment to the 2008 Agreement. The amendment was entered into to provide that certain events, including the establishment of the 2008 Term Credit Facility (as described below) and maintaining certain obligations of Corporate Express after the acquisition, will not reduce the maximum commitment available under the 2008 Agreement. On September 12, 2008, Staples entered into the second amendment to the 2008 Agreement. The amendment provides Staples with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay the Commercial Paper Program (as described below).

        As of January 31, 2009, no borrowings were outstanding under the 2008 Agreement, but $470.4 million of commercial paper was issued, reducing the available credit under this agreement to $790.7 million.

        Commercial Paper Program:    On June 9, 2008, Staples established a commercial paper program (the "Commercial Paper Program") on a private placement basis under which the Company may issue unsecured commercial paper notes (the "Notes") up to a maximum aggregate principal amount outstanding at any time of $3.0 billion. On January 15, 2009, as described above, in connection with the issuance of the January 2009 Notes, Staples Commercial Paper Program availability was reduced from $3.0 billion to $2.0 billion.

        The 2008 Agreement and the Revolving Credit Facility serve as backstops to the Commercial Paper Program. Under the Commercial Paper Program, Staples may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples. The payments under the Commercial Paper Program are guaranteed by the Guarantor Subsidiaries. The Commercial Paper Program contains customary events of default with corresponding grace periods.

        As of January 31, 2009, $1.2 billion of Notes were outstanding under the Commercial Paper Program. The Notes have a weighted average remaining maturity of 16 days with a weighted average interest rate of 4.0%. Of the total Notes outstanding, $729.5 million were backstopped by the Revolving Credit Facility and $470.4 million were backstopped by the 2008 Agreement.

        2008 Term Credit Facility:    On July 1, 2008, Staples entered into a $400.0 million credit facility (the "2008 Term Credit Facility") with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners. On November 26, 2008, the Company repaid the entire remaining balance due and terminated this agreement. No further credit is available under this facility.

  Other Financing Agreements

        Revolving Credit Facility:    On October 13, 2006, Staples entered into an Amended and Restated Revolving Credit Agreement (the "Revolving Credit Facility") with Bank of America, N.A and other lending institutions. The Revolving Credit Facility amended and restated the Revolving Credit Agreement dated as of December 14, 2004, which provided for a maximum borrowing of $750.0 million and was due to expire in December 2009.

        The Revolving Credit Facility provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, Staples may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Revolving Credit Facility may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time until October 13, 2011. The borrowings under this Revolving Credit Facility are guaranteed by the Guarantor Subsidiaries.

        Borrowings made pursuant to the Revolving Credit Facility as syndicated loans will bear interest, payable quarterly or, if earlier, at the end of any interest period, at either (a) the base rate, described in the Revolving Credit Facility as the higher of the annual rate of the lead bank's prime rate or the federal funds rate plus 0.50%, or (b) the Eurocurrency rate (a publicly published rate) plus a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Borrowings made as competitive bid loans bear the competitive bid rate as specified in the applicable competitive bid. Swing line loans bear interest that is the lesser of the base rate or the swing line rate as quoted by the administrative agent under the terms of the Revolving Credit Facility. Under the Revolving Credit Facility, Staples agrees to pay a facility fee, payable quarterly, at rates that range from 0.060% to 0.125% depending on the Company's credit rating and fixed charge coverage ratio, and when applicable, a utilization fee.

        On May 5, 2008, Staples entered into the first amendment (the "Amendment") to the Revolving Credit Facility. The Amendment was entered into in connection with the acquisition of Corporate Express and provided certain post-acquisition cure periods to allow Staples to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express' outstanding debt obligations and (ii) under Corporate Express' and Staples' outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed Staples' obligations to the lenders and administrative agent who are parties thereto. At January 31, 2009, no borrowings were outstanding under the Revolving Credit Facility, $20.5 million of open letters of credit were outstanding and $729.5 million of backstopped commercial paper was issued, reducing the available credit under the Revolving Credit Facility from $750.0 million to $0.

        September 2002 Notes:    On September 30, 2002, Staples issued $325.0 million principal amount of notes due October 1, 2012 (the "September 2002 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the September 2002 Notes into variable rate obligations (see Note F).

        August 1997 Notes:    On August 12, 1997, Staples issued $200.0 million principal amount of notes (the "August 1997 Notes"), with a fixed interest rate of 7.125% payable semi-annually on February 15 and August 15 of each year. Staples entered into interest rate swap agreements to turn the August 1997 Notes into variable rate obligations (see Note F). The August 1997 Notes were due in August 2007. On August 15, 2007, the Company repaid the $200.0 million August 1997 Notes and paid $83.3 million to settle foreign currency swaps that matured on that date.

        Securitization Programs:    In connection with the acquisition of Corporate Express, the Company assumed the obligations under Corporate Express' U.S. Securitization Program and European Securitization Program (collectively the "Securitization Programs"). As of January 31, 2009, the Company was able to borrow a maximum of $200.0 million and EUR $75.0 million (approximately $98.2 million based on exchange rates on that date) under the Securitization Programs. As of January 31, 2009, the utilized balance under the U.S. Securitization Program was $180.4 million and the utilized balance under the European Securitization Program was EUR 33.5 million (approximately $43.9 million). Borrowings outstanding under the Securitization Programs are included as a component of current liabilities in the Company's consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables. On March 3, 2009, the Company terminated and repaid all outstanding balances under the Securitization Programs.

        Australian Credit Facilities:    Corporate Express Australia Limited and its subsidiaries, which are approximately 59% owned by Corporate Express, are parties to credit facilities under which approximately $114.2 million are outstanding.

        Staples had $144.9 million available under other various lines of credit, which had an outstanding balance of $0.8 million at January 31, 2009, with no letters of credit issued under the facilities.

        There were no instances of default during 2008 under any of the Company's debt agreements.

  Deferred Financing Fees

        In connection with entering into the January 2009 Notes, the 2008 Agreement and the 2008 Term Credit Facility, the Company incurred financing fees of $26.0 million, which are being amortized over the terms of the related debt instruments. Amortization of the financing fees are classified as interest expense. Deferred financing fees amortized to interest expense relating to these agreements for 2008 was $13.5 million. Unamortized financing fees of $1.6 million at January 31, 2009 were included in prepaid expenses and other current assets and unamortized fees of $10.9 million were included in other assets.

NOTE F Derivative Instruments and Hedging Activities

        Staples uses interest rate swaps to turn certain fixed rate debt into variable rate debt and certain variable rate debt into fixed rate debt and currency swaps to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

        Interest Rate Swaps:    During fiscal year 1999, Staples entered into interest rate swaps, for an aggregate notional amount of $200.0 million, to turn Staples' fixed rate of the August 1997 Notes into a variable rate obligation. On October 23, 2001, Staples terminated these interest rate swaps which were originally scheduled to terminate on August 15, 2007. Upon termination of the swaps, Staples realized a gain of $18.0 million, which was amortized over the remaining term of the underlying hedged debt instrument, as an adjustment to interest expense. Simultaneous with the termination of these interest rate swaps, Staples entered into another $200.0 million of interest rate swaps whereby Staples was entitled to receive semi-annual interest payments at a fixed rate of 7.125% and was obligated to make semi-annual interest payments at a floating rate based on the LIBOR. These swap agreements were designated as fair value hedges of the August 1997 Notes and terminated on August 15, 2007. Upon the termination of these swap agreements, Staples settled accrued interest in the amount of $0.1 million, which was included in interest expense.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Derivative Instruments and Hedging Activities (Continued)

        On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples' September 2002 Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the September 2002 Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 31, 2009, the interest rate swap agreement had a fair value gain of $20.8 million, which was included in other assets. No amounts were included in the consolidated statement of income in 2008, 2007 or 2006 related to ineffectiveness associated with this fair value hedge.

        In connection with Staples' acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103.0 million (approximately $67.9 million, based on foreign exchange rates at January 31, 2009), designed to convert Corporate Express' variable rate credit facilities into fixed rate obligations. The swap agreements are scheduled to terminate in four stages: AUD $30 million in July 2009, AUD $8 million in January 2010, AUD $40 million in July 2010 and AUD $25 million in July 2011. The agreements are designated as a cash flow hedge. Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.8% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY). The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 31, 2009, the interest rate swap agreement had a fair value loss of AUD $5.4 million (approximately $3.5 million), which was included in stockholders' equity as a component of accumulated other comprehensive income. No amounts were included in the consolidated statement of income in 2008, 2007 or 2006 related to ineffectiveness associated with this cash flow hedge.

        Foreign Currency Swaps:    During fiscal year 2000, Staples entered into a currency swap, for an aggregate notional amount of $200.0 million. Staples, upon maturity of the agreement, was entitled to receive $200.0 million and was obligated to pay 298 million in Canadian dollars. On November 16, 2006, Staples entered into a currency swap, for an aggregate notional amount of $7.5 million. Staples, upon maturity of the agreement, was entitled to receive $7.5 million and was obligated to pay 8.6 million in Canadian dollars. Staples was also entitled to receive quarterly interest payments on $7.5 million at a fixed rate of 5.3725% and was obligated to make quarterly interest payments on 8.6 million Canadian dollars at a fixed rate of 4.315%. During 2007, Staples entered into currency swaps, for an aggregate notional amount of $17.5 million. Staples, upon maturity of the agreements, was entitled to receive $17.5 million and was obligated to pay 20.1 million in Canadian dollars. Staples was also entitled to receive quarterly interest payments on $17.5 million and was obligated to make quarterly interest payments on 20.1 million Canadian dollars. On August 15, 2007, Staples paid $83.3 million to settle all of these foreign currency swaps. These swaps were designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries and the loss was recorded as a cumulative translation adjustment in stockholders' equity.

        On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%. At January 31, 2009, the currency swap had an aggregate fair value gain of $46.6 million, which was included in other assets. No amounts were included in the consolidated statement of income in 2008, 2007 or 2006 related to ineffectiveness associated with this net investment hedge.

        During 2008, 2007 and 2006, foreign currency gains, net of taxes of $32.9 million, $24.6 million and $5.6 million, respectively, were recorded in accumulated other comprehensive income.

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

        Other long-term obligations at January 31, 2009 include $135.0 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 74 retail stores not yet opened at January 31, 2009) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2009	$851,412
2010	803,071
2011	731,808
2012	645,215
2013	556,031
Thereafter	2,132,053

$5,719,590

        Future minimum lease commitments do not include $47.6 million of minimum rentals due under non-cancelable subleases.

        Rent expense was approximately $744.6 million, $646.2 million and $612.8 million for 2008, 2007 and 2006, respectively.

        As of January 31, 2009, Staples had purchase obligations of $545.8 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment, and the Company has excluded such commitments, along with intercompany commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2009	$419,952
2010 through 2011	57,781
2012 through 2013	27,893
Thereafter	40,164

$545,790

        Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 31, 2009, Staples had open standby letters of credit totaling $60.0 million and open trade letters of credit totaling $120.3 million.

        Various class action lawsuits were brought against the Company for alleged violations of what is known as California's "wage and hour" law. The plaintiffs alleged that the Company improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. In December 2006, the Company settled one class action lawsuit relating to the misclassification of store general managers for $3.9 million. In November 2007, the Company settled the remaining class action lawsuit relating to the misclassification of assistant store managers, recording a charge of $38.0 million, including interest and class counsel's attorney's fees. These charges are included in selling, general and administrative expenses.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Commitments and Contingencies (Continued)

        The Company is the subject of several class action lawsuits filed in various states, where the plaintiffs allege the Company failed to comply with federal and state overtime laws and that it failed to pay them overtime. The Company intends to vigorously defend the cases. The complaints generally seek unspecified monetary damages. At this time, the Company cannot reasonably estimate the possible loss or range of loss that may arise from these lawsuits.

        In 1991, Corporate Express acquired a French company, Agena S.A. Corporate Express issued arbitration proceedings against the sellers of the Company for misrepresentation of the financial position of the company in the acquisition balance sheet. Corporate Express was awarded EUR 79 million for this claim in 2003. In connection with the Agena acquisition, Corporate Express also initiated legal proceedings against Béfec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet. The claim itself and the amount of damages are being judged in proceedings before the Commercial Court. These proceedings are expected to continue throughout 2009. Corporate Express is claiming damages totaling EUR 134 million plus interest and fees. No amounts have been accrued in the financial statements for this claim, as its outcome is currently uncertain.

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

NOTE H Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2009	February 2, 2008
Deferred tax assets:
Deferred rent	$52,604	$45,790
Foreign tax credit carryforwards	136,747	71,016
Net operating loss carryforwards	547,732	88,091
Capital loss carryforwards	22,505	8,803
Employee benefits	110,565	106,030
Merger related charges	72,983	8,955
Inventory	46,962	38,220
Unrealized loss on hedge instruments	—	4,237
Deferred revenue	30,333	25,332
Depreciation	40,946	47,236
Other—net	80,456	57,529

Total deferred tax assets	1,141,833	501,239
Total valuation allowance	(539,592)	(97,290)

Net deferred tax assets	$602,241	$403,949

Deferred tax liabilities:
Intangibles	$(268,101)	$(90,071)
Unrealized gain on hedge instruments	(19,581)	—
Other—net	(1,994)	(807)

Total deferred tax liabilities	(289,676)	(90,878)

Net deferred tax assets	$312,565	$313,071

        The deferred tax asset from tax loss carryforwards of $547.7 million represents approximately $2.16 billion of net operating loss carryforwards, $1.20 billion of which are subject to expiration beginning in 2009. The remainder has an indefinite carryforward period. The valuation allowance increased by $442.3 million during 2008, due primarily to the

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Income Taxes (Continued)

uncertainty of benefiting deferred tax assets associated with net operating losses and capital allowances resulting from the acquisition of Corporate Express.

        For financial reporting purposes, income before income taxes includes the following components (in thousands):

	2008	2007	2006
Pretax income:
United States	$923,398	$1,100,064	$1,173,804
Foreign	319,686	454,418	297,524

	$1,243,084	$1,554,482	$1,471,328

        The provision for income taxes consists of the following (in thousands):

	2008	2007	2006
Current tax expense:
Federal	$307,034	$431,006	$516,520
State	28,226	44,567	22,638
Foreign	60,233	100,635	86,870
Deferred tax (benefit) expense:
Federal	15,181	(31,504)	(101,984)
State	2,002	(1,178)	(11,996)
Foreign	16,187	16,088	(14,076)

Total income tax expense	$428,863	$559,614	$497,972

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.5	2.9	1.9
Effect of foreign taxes	(2.9)	(2.7)	(1.2)
Tax credits	(0.4)	(0.2)	(0.6)
Resolution of tax matters	0.0	0.0	(2.2)
Other	0.3	1.0	0.9

Effective tax rate	34.5%	36.0%	33.8%

        The effective tax rate in any year is impacted by the geographic mix of earnings.

        The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in accumulated other comprehensive income in stockholders' equity.

        The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.

        Income tax payments were $470.4 million, $479.5 million and $595.7 million during 2008, 2007 and 2006, respectively.

        Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $1.24 billion, net of the minority interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Equity Based Employee Benefit Plans

        In connection with certain equity based employee benefit plans, Staples included approximately $180.7 million, $173.3 million and $168.7 million in compensation expense for 2008, 2007 and 2006, respectively. As of January 31, 2009, Staples had $244.6 million of nonqualified stock options and Restricted Shares to be expensed over the period through January 2013.

        During the third quarter of 2006, the Company and the Audit Committee of the Company's Board of Directors, assisted by outside counsel, conducted a review of its historical stock option granting practices during the period from 1997 to 2006. Based on the results of the review, the Company recorded a $10.8 million expense ($8.6 million, net of taxes) during the third quarter of 2006 to reflect the cumulative impact of accounting errors due to the use of incorrect measurement dates, without restating any historical financial statements. The amount of this correction in any single year would have been no more than 0.6% of operating income for that year. This charge increased cost of goods sold and occupancy costs by $0.3 million, selling, general and administrative expenses by $10.5 million and reduced income tax expense by $2.2 million, resulting in an $8.6 million reduction in net income for 2006. The Company has concluded that the use of incorrect measurement dates was not the result of intentional wrongdoing and has taken steps to improve the controls over its option granting processes.

Employee Stock Purchase Plans

        The Amended and Restated 1998 Employee Stock Purchase Plan authorizes a total of up to approximately 15.8 million shares of common stock to be sold to participating employees and the Amended and Restated International Employee Stock Purchase Plan authorizes a total of up to approximately 1.3 million shares of common stock to be sold to participating employees of non-U.S. subsidiaries of the Company. Under both plans, participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.

Stock Award Plans

        The Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan") was implemented in July 2004 and replaced the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 77.4 million shares of common stock to management and employees using various forms of awards, including nonqualified options and restricted stock and restricted stock units (collectively, "Restricted Shares") to associates, subject to certain restrictions. Except as disclosed above, options outstanding under these plans have an exercise price equal to the fair market value of the common stock on the date of grant. Options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

  Stock Options

        Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at February 2, 2008	51,374,926	$17.90
Granted	5,607,922	23.90
Exercised	(8,235,259)	15.89
Canceled	(1,498,848)	21.41

Outstanding at January 31, 2009	47,248,741	$18.86	$(137,740)

Exercisable at January 31, 2009	33,200,787	$16.87	$(30,995)

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Equity Based Employee Benefit Plans (Continued)

        The weighted-average fair values of options and employee stock purchase plan shares granted during 2008, 2007 and 2006 were $6.16, $6.92 and $7.12, respectively.

        The following table summarizes information concerning currently outstanding and exercisable options for common stock:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $ 9.00	361,666	1.49	$7.23	361,666	$7.23
$9.001 - $10.00	3,300,097	2.13	9.76	3,300,097	9.76
$10.001 - $11.00	3,699,010	3.03	10.52	3,699,010	10.52
$11.001 - $13.00	5,463,726	4.02	12.49	5,463,726	12.49
$13.001 - $14.00	845,783	3.17	13.33	845,783	13.33
$14.001 - $19.00	990,289	5.30	17.38	742,701	17.27
$19.001 - $20.00	7,088,592	5.24	19.15	7,076,410	19.15
$20.001 - $21.00	1,944,670	1.98	20.70	1,871,191	20.70
$21.001 - $22.00	9,257,962	6.45	21.32	6,388,698	21.32
$22.001 - $25.00	14,129,186	8.44	24.26	3,387,611	24.22
$25.001 - $28.00	167,760	7.95	26.64	63,894	26.77

$0.00 - $28.00	47,248,741	5.71	$18.86	33,200,787	$16.87

        The number of exercisable shares was 33.2 million at January 31, 2009, 34.0 million at February 2, 2008 and 35.2 million at February 3, 2007.

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

        The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2008	2007	2006
Risk free interest rate	3.2%	4.7%	5.0%
Expected dividend yield	1.0%	0.9%	0.8%
Expected stock volatility	30%	29%	31%
Expected life of options	5.3 years	5.3 years	5.1 years

        The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The fair value of stock options is expensed over the applicable vesting period using the straight line method.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Equity Based Employee Benefit Plans (Continued)

  Restricted Stock and Restricted Stock Units ("Restricted Shares")

        In 2003, the Company began granting Restricted Shares in lieu of special grants of stock options. Beginning in fiscal 2006, the Company began issuing Restricted Shares to employees and directors as part of its regular equity compensation program. All shares underlying awards of Restricted Shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the Restricted Shares leave Staples prior to the vesting date for any reason, the Restricted Shares will be forfeited and returned to Staples. The following table summarizes the Company's grants of Restricted Shares in 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at February 2, 2008	9,857,269	$24.61
Granted	6,240,370	23.90
Released	(2,707,035)	24.25
Canceled	(999,662)	24.43

Outstanding at January 31, 2009	12,390,942	$24.34

        Prior to fiscal year 2006, Staples issued performance accelerated restricted stock ("PARS") to employees of Staples. The shares were restricted in that they were not transferable (i.e., they may not be sold) by the employee until they vested, generally after the end of five years. Such vesting date was subject to acceleration if Staples achieved certain compound annual earnings per share growth over a certain number of interim years. No PARS were outstanding as of January 31, 2009. PARS issued in fiscal year 2005 had a weighted-average fair market value of $21.72 and vested in March 2007 as a result of Staples achieving its earnings per share growth target for the fiscal year ended February 3, 2007.

  Performance Shares

        In fiscal 2006, the Company began issuing performance shares. Performance shares are restricted stock awards that vest only if the Company meets minimum performance targets. For the 2008 performance share awards, the performance target was established based on cumulative three year earnings per share. For the 2007 and 2006 performance share awards, the performance targets have been established based on cumulative returns on net assets over a three year period. If, at the end of each three year period, the Company's performance falls between minimum and maximum targets, then a percentage of the performance shares from 90% up to 200%, will vest. If the Company does not achieve the minimum performance target, none of the performance share awards will vest. The 2006 performance shares did not vest as the minimum performance target was not met.

        The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of January 31, 2009, Staples had 762,954 performance shares outstanding, which were issued during 2008 and 2007. The shares have a weighted-average fair market value of $23.68.

Employees' 401(k) Savings Plan

        Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Company contributions are based upon a matching formula applied to employee contributions that are made in the form of Company common stock and vest ratably over a five year period. Beginning in 2009, such contributions will be made in cash rather than in Company common stock. The Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period; however, beginning in October 2004, such contributions were made in cash rather than in Company common stock.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Equity Based Employee Benefit Plans (Continued)

        At January 31, 2009, 57.3 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.

NOTE J Pension Plans

        In connection with the acquisition of Corporate Express in July 2008, Staples assumed the obligations under the pension plans Corporate Express sponsored. The pension plans cover most employees in Europe and certain employees in the United States. The benefits due to U.S. plan participants are frozen. A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts. Contributions are made to these trusts, as necessary, to meet legal and other requirements. Prior to the acquisition of Corporate Express, the Company sponsored no defined benefit plans.

        The following table presents a summary of the total projected benefit obligation for the defined benefit plans, the fair value of plan assets and the associated funded status recorded in the Consolidated Balance Sheet at January 31, 2009 (in thousands):

	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans
International Plans	$(714,523)	$766,957	$52,434

Total Overfunded Plans	(714,523)	766,957	52,434

Underfunded Plans
U.S. Plans	(27,895)	21,532	(6,363)
International Plans	(62,673)	33,773	(28,900)

Total Underfunded Plans	$(90,568)	$55,305	$(35,263)

        The following table presents a summary of the total net periodic cost recorded in the Consolidated Statement of Income, subsequent to the acquisition in 2008 related to each of the plans (in thousands):

	U.S. Plans	International Plans	Total
Service cost	$—	$6,259	$6,259
Interest cost	849	27,063	27,912
Expected return on plan assets	(1,029)	(44,083)	(45,112)

Net periodic pension income	$(180)	$(10,761)	$(10,941)

        The following table presents the changes in benefit obligations and plan assets for each of the defined benefit pension plans since the acquisition in 2008 (in thousands):

	U.S. Plans	International Plans	Total
Change in benefit obligation:
Benefit obligation at acquisition date	$27,734	$949,173	$976,907
Service cost	—	6,259	6,259
Interest cost	849	27,063	27,912
Plan participants' contributions	—	275	275
Actuarial (gains) losses	(18)	(5,115)	(5,133)
Benefits paid	(670)	(31,790)	(32,460)
Currency translation adjustments	—	(168,669)	(168,669)

Projected benefit obligation at January 31, 2009	$27,895	$777,196	$805,091

Accumulated benefit obligation at January 31, 2009	$28,107	$741,131	$769,238

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Pension Plans (Continued)

	U.S. Plans	International Plans	Total
Change in fair value of plan assets:
Fair value of plan assets at acquisition date	$25,567	$1,212,911	$1,238,478
Actual return on plan assets	(3,839)	(184,886)	(188,725)
Employer's contributions	474	5,205	5,679
Plan participants' contributions	—	275	275
Benefits paid	(670)	(31,790)	(32,460)
Currency translation adjustments	—	(200,985)	(200,985)

Fair value of plan assets at January 31, 2009	$21,532	$800,730	$822,262

Funded status at January 31, 2009	$(6,363)	$23,534	$17,171

        Amounts recognized in the Consolidated Balance Sheet at January 31, 2009 consist of the following (in thousands):

	U.S. Plans	International Plans	Total
Prepaid benefit cost (included in other assets)	$—	$52,434	$52,434
Accrued benefit liability (included in other long-term obligations)	(6,363)	(28,900)	(35,263)
Accumulated other comprehensive loss	(2,637)	(181,919)	(184,556)

Net amount recognized	$(9,000)	$(158,385)	$(167,385)

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension costs at January 31, 2009 are comprised exclusively of actuarial losses.

        The amount of accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during 2009 is $9.5 million.

        There were no significant amendments to any of the Company's defined benefit pension plans during the post acquisition period in 2008 that would have a material effect on the Consolidated Statement of Income for fiscal 2008.

Assumptions Used to Determine Plan Financial Information

        The valuation of benefit obligations and net periodic pension cost uses participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant of which include estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates. The Company established these assumptions for 2008 and will evaluate these assumptions, at least annually, and make changes as necessary.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Pension Plans (Continued)

        The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension plans for the post acquisition period in 2008:

	U.S. Plans	International Plans
Weighted-average assumptions used to measure net periodic pension cost for the post acquisition period in 2008:
Discount rate	6.1%	5.4%
Expected return on plan assets	7.0%	6.5%
Rate of compensation increase	—	3.2%
Weighted-average assumptions used to measure benefit obligations at January 31, 2009
Discount rate	6.8%	5.8%
Rate of compensation increase	—	3.0%
Rate of pension increase	—	2.0%

        The discount rate used is the interest rate on high quality (AA rated) corporate bonds that have a maturity approximating the term of the related obligations. In estimating the expected return on plan assets, appropriate consideration is taken into account of the historical performance for the major asset classes held, or anticipated to be held, by the applicable pension funds and of current forecasts of future rates of return for those asset classes.

        The following table shows the effect on pension obligations at January 31, 2009 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(.25%)	No change	.25%
Change in rate of compensation increase
(.25%)	$22,266	$(499)	$(21,065)
No change	22,743	—	(20,536)
.25%	23,444	522	(20,177)
Change in rate of pension increase
(.25%)	$3,984	$(17,110)	$(36,254)
No change	22,743	—	(20,536)
.25%	42,600	17,594	(4,304)

        The Company's defined benefit pension plans' asset allocations at January 31, 2009 and target allocation for 2009, by asset category is as follows:

	U.S. Plans	International Plans	Total
Asset allocation at January 31, 2009:
Equity securities	30%	26%	26%
Debt securities	70%	59%	60%
Real estate	—	9%	9%
Other	—	6%	5%
Total	100%	100%	100%
Target allocation for fiscal 2009:
Equity securities	35%	31%	31%
Debt securities	65%	53%	54%
Real estate	—	10%	9%
Other	—	6%	6%
Total	100%	100%	100%

        No plan assets are expected to be returned to the Company during 2009.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Pension Plans (Continued)

        The intent of the pension trust's investment policies is to maximize return on plan assets in the long-term while keeping contributions stable. In order to achieve this stability, a sufficient funding level is maintained. Investments in debt securities are primarily made when they bear a fixed rate of interest. A portion of the currency risk related to investments in equity securities, real estate and debt securities are hedged.

Expected Benefit Payments and Contributions

        The following table presents the expected benefit payments to defined benefit pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	U.S. Plans	International Plans	Total
2009	$1,201	$47,829	$49,030
2010	1,329	48,703	50,032
2011	1,354	49,754	51,108
2012	1,536	50,783	52,319
2013	1,618	50,275	51,893
2014-2018	9,954	257,923	267,877

        These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 31, 2009 and include benefits attributable to estimated future compensation increases.

        The 2009 expected benefit payments to defined benefit pension plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the Consolidated Balance Sheet.

        The following table presents, based on current assumptions, the Company's expected contributions for the next five years, and the aggregate for the following five years (in thousands):

	U.S. Plans	International Plans	Total
2009	$1,095	$7,082	$8,177
2010	1,580	7,262	8,842
2011	1,957	7,463	9,420
2012	2,301	7,514	9,815
2013	2,594	7,709	10,303
2014-2018	8,016	42,279	50,295

NOTE K Stockholders' Equity

        In 2008, the Company repurchased 2.8 million shares of the Company's common stock for a total purchase price (including commissions) of $65.0 million under the Company's 2005 and 2007 share repurchase programs. In 2007, the Company repurchased 31.6 million shares of the Company's common stock for a total purchase price (including commissions) of $750.0 million under the Company's 2005 and 2007 share repurchase programs. In 2006, the Company repurchased 30.3 million shares of the Company's common stock for a total purchase price (including commissions) of $749.9 million under the 2005 repurchase program. The 2007 share repurchase program replaced the 2005 $1.5 billion share repurchase program and went into effect during the second quarter of 2007. The 2007 share repurchase program allows for the repurchase of $1.5 billion of Staples common stock and has no expiration date. Beginning in the first quarter of 2008, the Company suspended the 2007 share repurchase program as a result of the acquisition of Corporate Express. The Company has $1.01 billion authorization remaining under the 2007 share repurchase program.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE L Computation of Earnings per Common Share

        Earnings per share has been presented below for Staples common stock for 2008, 2007 and 2006 (amounts in thousands, except per share data):

	2008	2007	2006
Numerator:
Net income	$805,264	$995,670	$973,677
Denominator:
Weighted-average common shares outstanding	698,410	704,828	720,528
Effect of dilutive securities:
Employee stock options and restricted shares	13,117	15,374	19,150

Weighted-average shares assuming dilution	711,527	720,202	739,678

Basic earnings per common share	$1.15	$1.41	$1.35

Diluted earnings per common share	$1.13	$1.38	$1.32

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 33.2 million shares, 9.8 million shares and 0.1 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for 2008, 2007 and 2006, respectively.

        For purposes of calculating diluted earnings per common share, net income was not adjusted for the difference between Corporate Express Australia Limited reported diluted and basic earnings per share multiplied by the number of shares of Corporate Express Australia Limited held by Staples, as the impact on earnings per share is not material.

NOTE M Segment Reporting

        Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples' North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill. The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units (including Corporate Express) that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia and South America.

        In connection with the acquisition of Corporate Express, Staples allocated assets of $3.33 billion, $3.37 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets at January 31, 2009, were goodwill and intangible assets totaling $3.38 billion, of which $1.63 billion, $1.47 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

        Staples evaluates performance and allocates resources based on profit or loss from operations before integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

        Staples' North American Delivery and North American Retail segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers is different. The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE M Segment Reporting (Continued)

        The following is a summary of significant accounts and balances by reportable segment for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Sales:
North American Delivery	$8,929,924	$6,614,202	$5,908,872
North American Retail	9,489,510	10,020,941	9,893,107
International Operations	4,664,341	2,737,539	2,358,810

Total segment sales	$23,083,775	$19,372,682	$18,160,789

Business Unit Income:
North American Delivery	$802,523	$712,558	$623,908
North American Retail	769,695	949,038	957,386
International Operations	153,886	97,996	50,511

Business unit income	1,726,104	1,759,592	1,631,805
Stock-based compensation	(180,652)	(173,343)	(157,907)

Total segment income	$1,545,452	$1,586,249	$1,473,898

Depreciation & Amortization:
North American Delivery	$155,496	$83,996	$74,027
North American Retail	259,328	248,329	210,698
International Operations	134,087	56,570	54,574

Consolidated	$548,911	$388,895	$339,299

Capital Expenditures:
North American Delivery	$90,694	$106,962	$141,957
North American Retail	183,275	274,054	319,793
International Operations	104,360	89,361	66,725

Consolidated	$378,329	$470,377	$528,475

        The following is a reconciliation of total segment income to income before income taxes and minority interest for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Total segment income	$1,545,452	$1,586,249	$1,473,898
Integration and restructuring costs	(173,524)	—	—
Impact of wage and hour settlement	—	(38,000)	—
Impact of correction of prior years' stock-based compensation	—	—	(10,829)
Other (expense) income	(128,844)	6,233	8,259

Income before income taxes and minority interest	$1,243,084	$1,554,482	$1,471,328

	January 31, 2009	February 2, 2008	February 3, 2007
Assets:
North American Delivery	$5,124,770	$2,521,384	$2,191,130
North American Retail	2,876,989	3,554,465	3,693,771
International Operations	5.020,434	2,973,099	2,510,596

Total	13,022,193	9,048,948	8,395,497
Elimination of net intercompany receivables	(16,215)	(12,604)	1,768

Total consolidated assets	$13,005,978	$9,036,344	$8,397,265

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE M Segment Reporting (Continued)

  Geographic Information:

	2008	2007	2006
Sales:
United States	$15,787,335	$14,160,733	$13,514,677
Canada	2,632,099	2,474,410	2,287,302
International	4,664,341	2,737,539	2,358,810

Consolidated	$23,083,775	$19,372,682	$18,160,789

	January 31, 2009	February 2, 2008	February 3, 2007
Long-lived Assets:
United States	$3,633,345	$2,002,548	$1,857,093
Canada	256,640	311,723	271,660
International	2,909,659	1,874,505	1,566,443

Consolidated	$6,799,644	$4,188,776	$3,695,196

NOTE N Guarantor Subsidiaries

        Under the terms of the Company's September 2002 Notes, the Revolving Credit Facility, the 2008 Agreement, the Commercial Paper Program and the January 2009 Notes, the Guarantor Subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of this debt and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 31, 2009 and February 2, 2008 and for the years ended January 31, 2009, February 2, 2008 and February 3, 2007. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$74,255	$45,083	$514,436	$—	$633,774
Short-term investments	—	—	—	—	—
Merchandise inventories, net	—	1,148,047	1,256,163	—	2,404,210
Other current assets	94,681	718,204	1,879,312	—	2,692,197

Total current assets	168,936	1,911,334	3,649,911	—	5,730,181
Net property, equipment and other assets	754,486	1,270,406	1,470,736	—	3,495,628
Goodwill	1,346,093	390,361	2,043,715	—	3,780,169
Investment in affiliates and intercompany, net	614,693	3,298,704	3,783,962	(7,697,359)	—

Total assets	$2,884,208	$6,870,805	$10,948,324	$(7,697,359)	$13,005,978

Total current liabilities	$1,510,628	$1,046,703	$2,221,146	$—	$4,778,477
Total long-term liabilities	1,640,609	469,365	495,096	—	2,605,070
Minority interest	—	—	58,224	—	58,224
Total stockholders' equity	(267,029)	5,354,737	8,173,858	(7,697,359)	5,564,207

Total liabilities and stockholders' equity	$2,884,208	$6,870,805	$10,948,324	$(7,697,359)	$13,005,978

Condensed Consolidating Balance Sheet
As of February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$638,543	$42,612	$564,293	$—	$1,245,448
Short-term investments	27,016	—	—	—	27,016
Merchandise inventories, net	—	1,271,978	781,185	—	2,053,163
Other current assets	38,343	632,238	559,174	—	1,229,755

Total current assets	703,902	1,946,828	1,904,652	—	4,555,382
Net property, equipment and other assets	354,949	1,326,736	1,034,349	—	2,716,034
Goodwill	296,511	154,527	1,313,890	—	1,764,928
Investment in affiliates and intercompany, net	(1,055,173)	3,069,532	3,070,975	(5,085,334)	—

Total assets	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

Total current liabilities	$340,421	$1,150,712	$1,118,765	$—	$2,609,898
Total long-term liabilities	128,300	472,554	97,358	—	698,212
Minority interest	—	—	10,227	—	10,227
Total stockholders' equity	(168,532)	4,874,357	6,097,516	(5,085,334)	5,718,007

Total liabilities and stockholders' equity	$300,189	$6,497,623	$7,323,866	$(5,085,334)	$9,036,344

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,273,563	$10,810,212	$23,083,775
Cost of goods sold and occupancy costs	14,126	8,981,573	7,841,140	16,836,839

Gross profit	(14,126)	3,291,990	2,969,072	6,246,936
Operating and other expenses	74,322	2,595,654	2,333,876	5,003,852

Income before income taxes and minority interest	(88,448)	696,336	635,196	1,243,084
Income tax expense	—	309,465	119,398	428,863

Income before minority interest	(88,448)	386,871	515,798	814,221
Minority interest	—	—	8,957	8,957

Net income	$(88,448)	$386,871	$506,841	$805,264

Condensed Consolidating Statement of Income
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,661,177	$6,711,505	$19,372,682
Cost of goods sold and occupancy costs	10,573	9,203,539	4,607,899	13,822,011

Gross profit	(10,573)	3,457,638	2,103,606	5,550,671
Operating and other expenses	(24,894)	2,581,068	1,440,015	3.996,189

Income before income taxes and minority interest	14,321	876,570	663,591	1,554,482
Income tax expense	—	360,893	198,721	559,614

Income before minority interest	14,321	515,677	464,870	994,868
Minority interest	—	—	(802)	(802)

Net income	$14,321	$515,677	$465,672	$995,670

Condensed Consolidating Statement of Income
For the year ended February 3, 2007
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,069,327	$6,091,462	$18,160,789
Cost of goods sold and occupancy costs	8,459	8,665,100	4,293,229	12,966,788

Gross profit	(8,459)	3,404,227	1,798,233	5,194,001
Operating and other expenses	344,519	2,283,044	1,095,110	3,722,673

Income before income taxes and minority interest	(352,978)	1,121,183	703,123	1,471,328
Income tax expense	—	259,428	238,544	497,972

Income before minority interest	(352,978)	861,755	464,579	973,356
Minority interest	—	—	(321)	(321)

Net income	$(352,978)	$861,755	$464,900	$973,677

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(3,048,263)	$175,045	$4,559,048	$1,685,830
Investing activities:
Acquisition of property and equipment	(47,017)	(174,542)	(156,770)	(378,329)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	—	(4,381,811)	(4,381,811)
Purchase of short-term investments	(3)	—	—	(3)
Proceeds from the sale of short-term investments	27,019	—	—	27,019

Cash used in investing activities	(20,001)	(174,542)	(4,538,581)	(4,733,124)
Financing activities:
Proceeds from borrowings and issuance of commercial paper	4,874,602	—	—	4,874,602
Payments on borrowings	(2,180,296)	—	—	(2,180,296)
Purchase of treasury stock, net	(84,961)	—	—	(84,961)
Excess tax benefits from stock-based compensation arrangements	3,783	1,968	98	5,849
Cash dividends paid	(231,465)	—	—	(231,465)
Other	122,313	—	—	122,313

Cash provided by financing activities	2,503,976	1,968	98	2,506,042
Effect of exchange rate changes on cash and cash equivalents	—	—	(70,422)	(70,422)

Net increase (decrease) in cash	(564,288)	2,471	(49,857)	(611,674)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448

Cash and cash equivalents at end of period	$74,255	$45,083	$514,436	$633,774

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$794,537	$315,338	$251,141	$1,361,016
Investing activities:
Acquisition of property and equipment	(79,192)	(257,154)	(134,031)	(470,377)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(82,202)	(95,875)	(178,077)
Purchase of short-term investments	(4,148,716)	—	—	(4,148,716)
Proceeds from the sale of short-term investments	4,579,460	—	—	4,579,460

Cash provided by (used in) investing activities	351,552	(339,356)	(229,906)	(217,710)
Financing activities:
Payments on borrowings	(206,515)	—	—	(206,515)
Purchase of treasury stock, net	(760,977)	—	—	(760,977)
Excess tax benefits from stock-based compensation arrangements	649	16,943	965	18,557
Cash dividends paid	(207,552)	—	—	(207,552)
Other	190,300	—	—	190,300

Cash (used in) provided by financing activities	(984,095)	16,943	965	(966,187)
Effect of exchange rate changes on cash	—	—	50,658	50,658

Net increase (decrease) in cash and cash equivalents	161,994	(7,075)	72,858	227,777
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671

Cash and cash equivalents at end of period	$638,543	$42,612	$564,293	$1,245,448

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 3, 2007
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$663,676	$387,110	$100,215	$1,151,001
Investing activities:
Acquisition of property and equipment	(72,465)	(387,127)	(68,883)	(528,475)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(29,654)	(2,096)	(31,750)
Purchase of short-term investments	(8,223,063)	—	—	(8,223,063)
Proceeds from the sale of short-term investments	8,358,384	—	—	8,358,384

Cash provided by (used in) investing activities	62,856	(416,781)	(70,979)	(424,904)
Financing activities:
Payments on borrowings	(5,191)	—	—	(5,191)
Purchase of treasury stock, net	(775,822)	—	—	(775,822)
Excess tax benefits from stock-based compensation arrangements	2,958	29,968	3,143	36,069
Cash dividends paid	(160,883)	—	—	(160,883)
Other	209,251	—	—	209,251

Cash (used in) provided by financing activities	(729,687)	29,968	3,143	(696,576)
Effect of exchange rate changes on cash	—	—	10,328	10,328

Net (decrease) increase in cash and cash equivalents	(3,155)	297	42,707	39,849
Cash and cash equivalents at beginning of period	479,704	49,390	448,728	977,822

Cash and cash equivalents at end of period	$476,549	$49,687	$491,435	$1,017,671

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Fiscal Year Ended January 31, 2009
Sales	$4,884,554	$5,074,720	$6,950,933	$6,173,568
Gross profit	1,370,922	1,351,502	1,864,134	1,660,378
Net income	212,282	150,233	156,703	286,046
Basic earnings per common share	$0.31	$0.22	$0.22	$0.41
Diluted earnings per share	$0.30	$0.21	$0.22	$0.40

	First Quarter	Second Quarter	Third Quarter(4)	Fourth Quarter
Fiscal Year Ended February 2, 2008
Sales	$4,589,465	$4,290,424	$5,168,351	$5,324,442
Gross profit	1,284,939	1,210,367	1,505,674	1,549,691
Net income	209,143	178,828	274,518	333,181
Basic earnings per common share	$0.29	$0.25	$0.39	$0.48
Diluted earnings per share	$0.29	$0.25	$0.38	$0.47

(1)
Results of operations include the results of operations for Corporate Express since July 2, 2008, the date Staples declared the terms of the tender offer unconditional. Results of operations for this period include a $0.1 million charge, net of taxes related to integration and restructuring costs.

(2)
Results of operations for this period include a $86.6 million charge, net of taxes ($0.12 per diluted share) related to integration and restructuring costs and a $57.0 million income tax charge ($0.08 per diluted share) for the establishment of a reserve related to foreign tax credits expected to expire.

(3)
Results of operations for this period include a $26.9 million charge, net of taxes ($0.04 per diluted share) related to integration and restructuring costs and the reversal of the $57.0 million income tax charge ($0.08 per diluted share) established in the third quarter of 2008.

(4)
Results of operations for this period include a $24.3 million charge, net of taxes ($0.04 per diluted share) related to the settlement of California wage and hour class action litigation.

 Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
February 3, 2007	$16,352	$15,106	$153	$12,793	$18,818
February 2, 2008	18,818	21,174	342	17,831	22,503
January 31, 2009	22,503	28,810	33,381	27,401	57,293

EXHIBIT INDEX

Exhibit No.		Description
1.1	^	Underwriting Agreement, dated January 12, 2009, by and among the Company, Barclays Capital Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and the Guarantor Subsidiaries. Filed as Exhibit 1.1 to the Company's Form 8-K filed on January 14, 2009.
2.1	^	Merger Protocol, dated as of June 9, 2008, by and among Staples, Inc., Staples Acquisition B.V. and Corporate Express N.V. Filed as Exhibit 2.1 to the Company's Form 8-K filed on June 16, 2008.
3.1	^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2	+	Amended and Restated By-laws of the Company, as amended, dated as of March 10, 2009.
4.1	^	Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company's Form 8-K filed on October 8, 2002.
4.2	^	First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended May 1, 2004.
4.3	^	Indenture, dated January 15, 2009, for the 9.75% Senior Notes due 2014, by and among the Company, the Guarantor Subsidiaries and HSBC Bank (USA) Inc. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.
10.1	^	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, with Banc of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2006.
10.2	^	Amendment No. 1, dated as of May 5, 2008, to the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 8-K filed on May 9, 2008.
10.3	^	Assignment and Acceptance, dated as of September 25, 2008, assigned by Lehman Commercial Paper, Inc. to Barclays Bank PLC for the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, among the Company, the other lenders thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended November 1, 2008.
10.4	^	Credit Agreement, dated as of April 1, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent, Bank of America, N.A. and HSBC Bank USA, National Association, as Co-Syndication Agents, and Lehman Brothers Inc., as Lead Arranger and Bookrunner. Filed as Exhibit 10.1 to the Company's Form 8-K filed on April 1, 2008.
10.5	^	Amendment No. 1 to Credit Agreement, dated as of July 1, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent, and the other parties thereto, to the Credit Agreement, dated as of April 1, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 8-K filed on July 2, 2008.
10.6	^	Amendment No. 2 to Credit Agreement, dated as of September 12, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent, and the other parties thereto, to the Credit Agreement, dated as of April 1, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.7	^	Assignment and Assumption, dated as of September 25, 2008, assigned by Lehman Commercial Paper Inc. to Barclays Bank PLC for the Credit Agreement, dated as of April 1, 2008, by and among the Company, the lenders named therein, Lehman Commercial Paper Inc., as Administrative Agent and the other parties thereto. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on November 1, 2008.

Exhibit No.		Description
10.8	^	Letter, dated December 23, 2008, from the Company to Barclays Bank PLC, reducing the total commitment under the Credit Agreement, dated as of April 1, 2008 by and among the Company, the lenders named therein, Barclays Bank PLC, as Administrative Agent and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 8-K filed on December 30, 2008.
10.9	^	Letter, dated January 15, 2009, from the Company to Barclays Bank PLC, reducing the total commitment under the Credit Agreement, dated as of April 1, 2008 by and among the Company, the lenders named therein, Barclays Bank PLC, as Administrative Agent and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 8-K filed on January 21, 2009.
10.10	^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Banc of America Securities LLC and the other parties thereto. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.11	^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.12	^	Letter, dated as of September 29, 2008, assigning Lehman Brothers Inc. interests to Barclays Capital Inc., for the Amended and Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.13	^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. and the other parties thereto. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.14	^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.4 to the Company's Form 8-K filed on June 13, 2008.
10.15	*+	Form of Non-Employee Director Restricted Stock Award Agreement (Initial Grant) under the Amended and Restated 2004 Stock Incentive Plan.
10.16	*+	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.17	*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on May 3, 2008.
10.18	*+	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.19	*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended on February 2, 2008.
10.20	*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.16 to the Company's Form 10-K for fiscal year ended on February 2, 2008.
10.21	*^**	Performance Share Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.22	*^	Restricted Stock Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.23	*^	Amended and Restated 1992 Equity Incentive Plan, as amended. Filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.24	*^	Amended and Restated 1990 Director Stock Option Plan, as amended. Filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.25	*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's 10-K for the fiscal year ended on January 31, 1998.
10.26	*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.27	*^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended on February 2, 2008.

Exhibit No.		Description
10.28	*^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.26 to the Company's 10-K for the fiscal year ended on February 2, 2008.
10.29	*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.1 to the Company's 10-Q for the quarter ended on May 2, 2008.
10.30	*^	Executive Officer Incentive Plan for fiscal years 2008 through 2012. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 13, 2008.
10.31	*+	Form of Severance Benefits Agreement signed by named executive officers of the Company.
10.32	*^	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company's From 10-K for the fiscal year ended January 29, 2000.
10.33	*^	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company's 10-K for the fiscal year ended on January 29, 2005.
10.34	*+	Form of Indemnification Agreement signed by executive officers and directors of the Company.
10.35	*^	Offer Letter, dated as of July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2003.
10.36	*^	Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.37	*+	Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent.
10.38	*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.39	*+	Amendment, dated December 23, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney.
10.40	*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.41	*+	Amendment, dated December 31, 2008, to Amended and Restated Severance Benefits Agreement, dated Mach 13, 2006, by and between the Company and Michael A. Miles.
10.42	*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.43	*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.44	*^	Executive Life Insurance Program Summary. Filed as Exhibit 10.25 to the Company's 10-K for the fiscal year ended on January 29, 2005.
10.45	*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended on February 2, 2008.
10.46	*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.47	*^	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on July 30, 2005.
10.48	*^	Tax Services Reimbursement Program. Filed as Exhibit 10.9 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
12.1	+	Statement of Computation of Ratio of Earnings to Fixed Charges.
14.1	^	Code of Ethics. Filed as Exhibit 14.1 to the Company's Form 10-K for the fiscal year ended February 3, 2007.
21.1	+	Subsidiaries of the Company.
23.1	+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	++	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
32.2	++	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

PART I
  Item 1. Business
EXECUTIVE OFFICERS OF THE REGISTRANT
FORWARD-LOOKING STATEMENTS
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
RETAIL STORES
DISTRIBUTION AND FULFILLMENT CENTERS
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
TOTAL RETURN TO STOCKHOLDERS
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
Signatures
  APPENDIX A
STAPLES, INC. AND SUBSIDIARIES SELECTED FINANCIAL DATA (Dollar Amounts in Thousands, Except Per Share Data)
  APPENDIX B
STAPLES, INC. AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risks
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
STAPLES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Income (Dollar Amounts in Thousands, Except Share Data)
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Dollar Amounts in Thousands) For the Fiscal Years Ended January 31, 2009, February 2, 2008 and February 3, 2007
STAPLES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollar Amounts in Thousands)
STAPLES, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements
Condensed Consolidating Balance Sheet As of January 31, 2009 (in thousands)
Condensed Consolidating Balance Sheet As of February 2, 2008 (in thousands)
Condensed Consolidating Statement of Income For the year ended January 31, 2009 (in thousands)
Condensed Consolidating Statement of Income For the year ended February 2, 2008 (in thousands)
Condensed Consolidating Statement of Income For the year ended February 3, 2007 (in thousands)
Condensed Consolidating Statement of Cash Flows For the year ended January 31, 2009 (in thousands)
Condensed Consolidating Statement of Cash Flows For the year ended February 2, 2008 (in thousands)
  Item 15(a)2