Form 10-Q
period 2009-05-02
STAPLES INC
filed 2009-05-27
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The registrant had 715,334,058 shares of common stock outstanding as of May 22, 2009.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q
May 2, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	May 2,	January 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$738,361	$633,774
Receivables, net	1,783,457	1,841,231
Merchandise inventories, net	2,350,910	2,404,174
Deferred income tax asset	277,990	281,101
Prepaid expenses and other current assets	561,632	636,978
Total current assets	5,712,350	5,797,258

Property and equipment:
Land and buildings	993,989	1,040,754
Leasehold improvements	1,209,917	1,183,879
Equipment	1,950,414	1,949,646
Furniture and fixtures	937,054	926,702
Total property and equipment	5,091,374	5,100,981
Less accumulated depreciation and amortization	2,865,504	2,810,355
Net property and equipment	2,225,870	2,290,626

Lease acquisition costs, net of accumulated amortization	26,134	26,931
Intangible assets, net of accumulated amortization	641,995	701,918
Goodwill	3,932,056	3,780,169
Other assets	511,016	476,153
Total assets	$13,049,421	$13,073,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,980,143	$1,967,597
Accrued expenses and other current liabilities	1,428,206	1,404,709
Commercial paper	665,923	1,195,557
Debt maturing within one year	192,971	277,691
Total current liabilities	4,267,243	4,845,554

Long-term debt	2,362,119	1,968,928
Other long-term obligations	598,279	636,142

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 884,212,646 shares at May 2, 2009 and 882,032,761 shares at January 31, 2009	531	529
Additional paid-in capital	4,090,909	4,048,398
Accumulated other comprehensive loss	(423,225)	(494,327)
Retained earnings	5,451,326	5,367,341
Less: Treasury stock at cost - 166,519,645 shares at May 2, 2009 and 166,427,240 shares at January 31, 2009	(3,359,017)	(3,357,734)
	5,760,524	5,564,207
Noncontrolling interests	61,256	58,224
Total stockholders’ equity	5,821,780	5,622,431
Total liabilities and stockholders’ equity	$13,049,421	$13,073,055

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Sales	$5,817,559	$4,884,554
Cost of goods sold and occupancy costs	4,291,657	3,513,632
Gross profit	1,525,902	1,370,922

Operating and other expenses:
Selling, general and administrative	1,198,170	1,044,801
Integration and restructuring costs	18,997	—
Amortization of intangibles	21,871	4,156
Total operating expenses	1,239,038	1,048,957

Operating income	286,864	321,965

Other income (expense):
Interest income	1,672	11,488
Interest expense	(60,498)	(7,256)
Miscellaneous (expense) income	(3,642)	215
Consolidated income before income taxes	224,396	326,412
Income tax expense	77,417	114,244
Consolidated net income	146,979	212,168
Income (loss) attributed to the noncontrolling interests	4,015	(114)
Net income attributed to the controlling interests	$142,964	$212,282

Earnings Per Share:

Basic earnings per common share	$0.20	$0.31
Diluted earnings per common share	$0.20	$0.30

Dividends declared per common share*	$0.08	$0.33

*In 2009, the Company changed its dividend policy from an annual dividend to a quarterly dividend.

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
Operating Activities:
Net income attributed to the controlling interests	$142,964	$212,282
Adjustments to reconcile net income attributed to the controlling interests to net cash provided by operating activities:
Depreciation and amortization	134,362	105,287
Amortization of deferred financing costs	1,999	—
Stock-based compensation	35,337	33,362
Deferred tax (benefit) expense	(11,385)	38
Excess tax benefits from stock-based compensation arrangements	—	(991)
Other	3,775	3,157
Changes in assets and liabilities:
Decrease (increase) in receivables	80,551	(65,186)
Decrease in merchandise inventories	74,490	14,199
Decrease in prepaid expenses and other assets	64,578	16,651
(Decrease) increase in accounts payable	(7,621)	69,182
Decrease in accrued expenses and other current liabilities	(33,807)	(91,433)
(Decrease) increase in other long-term obligations	(47,009)	2,650
Net cash provided by operating activities	438,234	299,198

Investing Activities:
Acquisition of property and equipment	(53,717)	(73,894)
Proceeds from the sale of short-term investments	—	9,992
Purchase of short-term investments	—	(3)
Net cash used in investing activities	(53,717)	(63,905)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	8,578	5,308
Repayments of commercial paper, net of proceeds from issuances	(529,634)	—
Proceeds from borrowings	796,673	5,996
Payments on borrowings	(501,447)	(2,262)
Payment of deferred financing costs	(2,895)	—
Cash dividends paid	(58,978)	(231,460)
Excess tax benefits from stock-based compensation arrangements	—	991
Purchase of treasury stock, net	(1,283)	(66,402)
Net cash used in financing activities	(288,986)	(287,829)

Effect of exchange rate changes on cash and cash equivalents	9,056	11,818

Net increase (decrease) in cash and cash equivalents	104,587	(40,718)
Cash and cash equivalents at beginning of period	633,774	1,245,448
Cash and cash equivalents at end of period	$738,361	$1,204,730

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”), and the July 2008 acquisition of Corporate Express N.V. (“Corporate Express”) (see Note C).  These financial statements are for the period covering the thirteen weeks ended May 2, 2009 (also referred to as the “first quarter of 2009”) and the period covering the thirteen weeks ended May 3, 2008 (also referred to as the “first quarter of 2008”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

Note B — New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), and then the lowest priority to unobservable inputs (Level 3 measurement).  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).   The Company adopted SFAS No. 157 for its financial assets and liabilities as of February 3, 2008 and adopted SFAS No. 157 for its nonfinancial assets and liabilities as of February 1, 2009.  The adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).   SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.   SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.   SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008.  Early adoption is not permitted.  The Company adopted this statement as of February 1, 2009.  This adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).   SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.   SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company adopted this statement as of February 1, 2009, including the required retrospective application to all prior periods presented.  SFAS No. 160 impacted the Company’s presentation of minority interests on the balance sheet and statement of income but had no impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position.    SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   The Company adopted this statement as of February 1, 2009.  As SFAS No. 161 relates specifically to disclosures, this standard had no impact on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).   FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted this statement as of February 1, 2009.  The adoption of FSP No. 142-3 did not impact the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company will adopt this interpretation as of January 31, 2010.   The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company’s defined benefit pension plans.

In April 2009, the FASB issued FSP No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”). FSP No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FAS No. 107-1” and  “APB No. 28-1”). FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009.  As FAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards will have no impact on the Company’s financial condition, results of operations or cash flows.

Note C — Business Combinations

In July 2008, Staples acquired Corporate Express, a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock.

At the time the tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples intends by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code.  In July 2008, Staples also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.  The aggregate cash purchase price for the capital stock of Corporate Express and for the repayment of most of Corporate Express’ debt was 2.8 billion Euros (approximately $4.4 billion, net of cash acquired).

 The operating results of Corporate Express have been included in the consolidated financial statements since July 2, 2008, the date Staples declared the terms of the tender offer unconditional.  The Corporate Express results are reported in Staples’ North American Delivery and International Operations for segment reporting.

The Company has not finalized its integration and restructuring plans for Corporate Express, including severance, facility closures, system consolidation, and tax elections, the results of which will impact the final amount allocated to goodwill.  In the first quarter of 2009, the Company recorded approximately $105 million of adjustments which resulted in an increase in goodwill.   These adjustments primarily related to intangible and fixed assets.  The Company may also record asset impairments related to Staples’ historical operations as its corporate infrastructure and related assets adapt to business changes, which will be recognized in the income statement as integration and restructuring costs.  In addition, certain historical tax

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

assets may be negatively impacted by the acquisition, which could result in additional tax expense that would be recognized through an increase in the Company’s effective tax rate.

The activity related to the Company’s reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Usage	Balance May 2, 2009
Transaction costs	$38,365	$(37,351)	$1,014
Severance	49,374	(23,791)	25,583
Facility closures	6,911	(326)	6,585
Other	3,151	(2,154)	997
Total	$97,801	$(63,622)	$34,179

Note D — Integration and Restructuring Costs

Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.   Integration and restructuring costs were $19.0 million for the first quarter of 2009.   Integration and restructuring costs include an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition, $5.1 million of consulting and travel fees, and a $2.2 million charge for employee retention and relocation costs.

Note E — Debt and Credit Agreements

On March 3, 2009, the Company terminated and paid off all outstanding balances from the Corporate Express U.S. and European securitization programs that were assumed upon the acquisition of Corporate Express.

On March 27, 2009, the Company issued $500 million aggregate principal amount of notes (the “March 2009 Notes”) due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009.  The sale of the March 2009 Notes was made pursuant to the terms of an underwriting agreement (the “Underwriting Agreement”), dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement.  The Company received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million.  The Company’s obligations under the March 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”).

 On March 27, 2009, the Company reduced its total commitment under the Credit Agreement, dated April 1, 2008, among the Company, Barclays Bank PLC and the other lenders named therein, as amended (the “2008 Agreement”) from $1.26 billion to $761 million, pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the March 2009 Notes.  Originally, the total commitment under the 2008 Agreement was $3.0 billion.

In connection with the March 2009 Notes, the issuance of $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”), the 2008 Agreement and the $400 million term credit facility, which was paid off on November 26, 2008, the Company incurred financing fees of $28.9 million, which are being amortized over the terms of the related debt instruments.  Amortization of the financing fees is classified as interest expense.  Deferred financing fees amortized to interest expense relating to the March 2009 Notes, the January 2009 Notes and the 2008 Agreement for the first quarter of 2009 was $2.0 million.   Unamortized financing fees of $0.3 million at May 2, 2009 were included in prepaid expenses and other current assets, and unamortized fees of $13.1 million were included in other assets.

There were no instances of default during the first quarter of 2009 under any of the Company’s debt agreements.

On May 19, 2009, the Company entered into a $300.0 million accounts receivable securitization program (the “Securitization Program”) with several of its wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries will sell substantially all the customer receivables of the Company’s North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC.  The Company will retain servicing responsibility.  The special purpose entity will then transfer an interest in the receivables to the

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

financial institutions.  Borrowings outstanding under the Securitization Program will be included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations will be included as a component of net receivables in the condensed consolidated balance sheet.

On May 26, 2009, as a result of entering into the Securitization Program, the Company voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under the Company’s existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.  The commercial paper program will continue to be backstopped by Staples’ existing $750.0 million revolving credit facility with Bank of America N.A. and other lenders named therein, which matures in October 2011( the “Revolving Credit Facility”).

Note F — Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements:  The following table shows the Company’s assets and liabilities as of May 2, 2009 that are measured at fair value on a recurring basis (in thousands) in accordance with SFAS No. 157:

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Derivative assets	—	$55,199	—
Derivative liabilities	—	(3,282)	—

Derivative Instruments and Hedging Activities:  Staples uses interest rate swaps to effectively convert certain fixed rate debt into variable rate debt and certain variable rate debt into fixed rate debt and uses currency swaps to hedge a portion of the value of Staples’ net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.   There are no amounts excluded from the assessment of hedge effectiveness.

 The Company classifies the fair value of all its derivative contracts and the fair value of its hedged firm commitments as either current or long-term, which are included in other assets, debt maturing within one year and other long-term obligations, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company’s condensed consolidated statement of cash flows in the same category as the item being hedged.

Interest Rate Swaps:  On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples’ September 2002 Notes due 2012 (the “September 2002 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the September 2002 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the September 2002 Notes.  At May 2, 2009, the interest rate swap agreement had a fair value gain of $21.2 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2009 or 2008 related to ineffectiveness associated with this fair value hedge.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103.0 million (approximately $75.1 million, based on foreign exchange rates at May 2, 2009), designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.  The swap agreements are scheduled to terminate in four stages:  AUD $30 million in July 2009, AUD $8 million in January 2010, AUD $40 million in July 2010, and AUD $25 million in July 2011.  The agreements are designated as a cash flow hedge.  Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.8% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At May 2, 2009, the interest rate swap agreements had a fair value loss of AUD $4.5 million (approximately $3.3 million), which was included in stockholders’ equity as a component of accumulated other comprehensive income. No amounts were included in the condensed consolidated statement of income for the first quarter of 2009 related to ineffectiveness associated with this cash flow hedge.    The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At May 2, 2009, the currency swap had an aggregate fair value gain of $34.0 million, which was included in other assets. No amounts were included in the condensed consolidated statement of income for the first quarter of 2009 or 2008 related to ineffectiveness associated with this net investment hedge.

Foreign currency gains (losses), net of taxes of $7.0 million and $(1.5) million were recorded in accumulated other comprehensive income for the first quarter of 2009 and 2008, respectively.

Note G — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan.

Under the Employee Stock Purchase Plans, U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation.  Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and nonqualified stock options to associates.  The Restricted Shares are restricted in that they are not transferable (i.e. they may not be exercised or sold) until they vest. The nonqualified stock options cannot be exercised until they vest.  Vesting of the Restricted Shares and nonqualified stock options occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

In connection with its equity based employee benefit plans, Staples included $35.3 million and $33.4 million in compensation expense for the first quarter of 2009 and the first quarter of 2008, respectively.    As of May 2, 2009, Staples had $207.7 million of nonqualified stock options and Restricted Shares to be expensed over the period through January 2013.

Note H — Pension Plans

In connection with the acquisition of Corporate Express, Staples assumed the obligations under the defined benefit pension plans Corporate Express sponsored.  The pension plans cover most employees in Europe and certain employees in the United States.   The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.  Prior to the acquisition of Corporate Express, the Company sponsored no defined benefit plans.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Net periodic pension cost recognized for the first quarter of 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009.   The following table presents a summary of the total net periodic cost recorded in the Condensed Consolidated Statement of Income for the first quarter of 2009 related to the plans (in thousands):

	U.S. Plans	International Plans	Total
Service cost	—	$2,051	$2,051
Interest cost	$478	10,861	11,339
Expected return on plan assets	(386)	(13,155)	(13,541)
Amortization of unrecognized losses	—	2,133	2,133
Net periodic pension cost	$92	$1,890	$1,982

Cash contributions of $0.2 million and $1.8 million were made to the U.S. Plans and International Plans, respectively, during the first quarter of 2009.  The Company expects to make additional cash contributions of $1.0 million and $9.2 million to the U.S. Plans and International Plans, respectively, during the remainder of fiscal 2009.

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects for the first quarter of 2009 and 2008 the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests.    The noncontrolling interests reflect the 41% interest in Corporate Express Australia Limited, as Staples acquired a 59% ownership interest in this business in connection with its acquisition of Corporate Express.

Comprehensive income includes net income, foreign currency translation adjustments, and changes in the fair value of derivatives, net of the related tax effects (in thousands).

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	142,964	4,015	146,979
Other comprehensive income:
Foreign currency translation adjustments, net	64,060	(983)	63,077
Changes in fair value of derivatives, net	7,042	—	7,042
Total other comprehensive income	71,102	(983)	70,119
Comprehensive income	214,066	3,032	217,098
Issuance of common stock options for stock options exercised	8,578	—	8,578
Stock-based compensation	35,337	—	35,337
Common stock dividend	(58,978)	—	(58,978)
Purchase of treasury stock, net	(1,283)	—	(1,283)
Other	(1,403)	—	(1,403)
Stockholders’ equity at May 2, 2009	$5,760,524	$61,256	$5,821,780

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at February 2, 2008	$5,718,007	$10,227	$5,728,234
Comprehensive income:
Net income (loss)	212,282	(114)	212,168
Other comprehensive income:
Foreign currency translation adjustments, net	57,026	326	57,352
Changes in fair value of derivatives, net	(1,546)	—	(1,546)
Total other comprehensive income	55,480	326	55,806
Comprehensive income	267,762	212	267,974
Issuance of common stock options for stock options exercised	5,308	—	5,308
Tax benefit on exercise of options	991	—	991
Stock-based compensation	33,362	—	33,362
Common stock dividend	(231,460)	—	(231,460)
Purchase of treasury stock, net	(66,402)	—	(66,402)
Other	474	—	474
Stockholders’ equity at May 3, 2008	$5,728,042	$10,439	$5,738,481

Note J - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2009 and 2008 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Net income attributed to the controlling interests	$142,964	$212,282
Denominator:
Weighted-average common shares outstanding	705,283	693,402
Effect of dilutive securities:
Employee stock options and restricted shares	12,655	14,535
Weighted-average common shares outstanding assuming dilution	717,938	707,937

Basic earnings per common share	$0.20	$0.31
Diluted earnings per common share	$0.20	$0.30

Note K - Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill.  The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units (including Corporate Express)  that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 25 countries in Europe, Asia, Australia, and South America.

Staples evaluates performance and allocates resources based on profit or loss from operations before integration and restructuring costs, stock-based compensation, interest and other expense,  non-recurring items, and the impact of changes in accounting principles (“business unit income”).    Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

Staples’ North American Delivery and North American Retail segments are managed separately because the way they market products is different, the classes of customers they service may be different, and the distribution methods used to deliver products to customers are different.  The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2009 and 2008 and a reconciliation of segment income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	May 2, 2009	May 3, 2008
	Sales

North American Delivery	$2,418,358	$1,720,491
North American Retail	2,188,335	2,408,501
International Operations	1,210,866	755,562
Total Reportable Segments	$5,817,559	$4,884,554

	Business Unit Income

North American Delivery	$160,629	$163,262
North American Retail	160,451	168,242
International Operations	20,118	23,823
Business Unit Income	$341,198	$355,327
Stock-based compensation	(35,337)	(33,362)
Total Segment Income	305,861	321,965
Interest and other (expense) income, net	(62,468)	4,447
Integration and restructuring costs	(18,997)	—
Consolidated Income Before Income Taxes	$224,396	$326,412

Note L - Guarantor Subsidiaries

Under the terms of the Company’s September 2002 Notes, the Revolving Credit Facility, the 2008 Agreement, the commercial paper program, the January 2009 Notes and the March 2009 Notes, the Guarantor Subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the September 2002 Notes, the January 2009 Notes, and the March 2009 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of May 2, 2009 and January 31, 2009 and for the thirteen weeks ended May 2, 2009 and May 3, 2008.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet

As of May 2, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$153,648	$37,673	$547,040	$—	$738,361
Merchandise inventories, net	—	1,117,073	1,233,837	—	2,350,910
Other current assets	177,641	859,386	1,586,052	—	2,623,079
Total current assets	331,289	2,014,132	3,366,929	—	5,712,350
Net property, equipment and other assets	777,970	1,256,108	1,370,937	—	3,405,015
Goodwill	1,432,517	406,022	2,093,517	—	3,932,056
Investment in affiliates and intercompany, net	209,524	3,563,226	4,901,956	(8,674,706)	—
Total assets	$2,751,300	$7,239,488	$11,733,339	$(8,674,706)	$13,049,421

Total current liabilities	$958,373	$1,147,379	$2,161,491	$—	$4,267,243
Total long-term liabilities	2,210,878	583,055	166,465	—	2,960,398
Total stockholders’ equity	(417,951)	5,509,054	9,405,383	(8,674,706)	5,821,780
Total liabilities and stockholders’ equity	$2,751,300	$7,239,488	$11,733,339	$(8,674,706)	$13,049,421

Condensed Consolidating Balance Sheet

As of January 31, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$74,255	$45,083	$514,436	$—	$633,774
Merchandise inventories, net	—	1,148,047	1,256,127	—	2,404,174
Other current assets	94,681	718,204	1,946,425	—	2,759,310
Total current assets	168,936	1,911,334	3,716,988	—	5,797,258
Net property, equipment and other assets	754,486	1,270,406	1,470,736	—	3,495,628
Goodwill	1,346,093	390,361	2,043,715	—	3,780,169
Investment in affiliates and intercompany, net	614,693	3,298,704	3,783,962	(7,697,359)	—
Total assets	$2,884,208	$6,870,805	$11,015,401	$(7,697,359)	$13,073,055

Total current liabilities	$1,510,628	$1,046,703	$2,288,223	$—	$4,845,554
Total long-term liabilities	1,640,609	469,365	495,096	—	2,605,070
Total stockholders’ equity	(267,029)	5,354,737	8,232,082	(7,697,359)	5,622,431
Total liabilities and stockholders’ equity	$2,884,208	$6,870,805	$11,015,401	$(7,697,359)	$13,073,055

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 2, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,913,548	$2,904,011	$5,817,559
Cost of goods sold and occupancy costs	2,425	2,139,384	2,149,848	4,291,657
Gross profit	(2,425)	774,164	754,163	1,525,902
Operating and other expenses	60,201	638,696	602,609	1,301,506
Consolidated income before income taxes	(62,626)	135,468	151,554	224,396
Income tax expense	—	31,489	45,928	77,417
Consolidated net income	(62,626)	103,979	105,626	146,979
Income attributed to the noncontrolling interests	—	—	4,015	4,015
Net income (loss) attributed to the controlling interests	$(62,626)	$103,979	$101,611	$142,964

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 3, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,129,692	$1,754,862	$4,884,554
Cost of goods sold and occupancy costs	3,169	2,303,760	1,206,703	3,513,632
Gross profit	(3,169)	825,932	548,159	1,370,922
Operating and other expenses	10,756	641,458	392,296	1,044,510
Consolidated income before income taxes	(13,925)	184,474	155,863	326,412
Income tax expense	—	59,358	54,886	114,244
Consolidated net income	(13,925)	125,116	100,977	212,168
Loss attributed to the noncontrolling interests	—	—	(114)	(114)
Net income (loss) attributed to the controlling interests	$(13,925)	$125,116	$101,091	$212,282

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 2, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$373,549	$21,304	$43,381	$438,234
Investing activities:
Acquisition of property and equipment	(5,170)	(28,714)	(19,833)	(53,717)
Cash used in investing activities	(5,170)	(28,714)	(19,833)	(53,717)
Financing Activities:
Repayment of commercial paper, net of proceeds	(529,634)	—	—	(529,634)
Proceeds from borrowings	796,673	—	—	796,673
Payments on borrowings	(501,447)	—	—	(501,447)
Purchase of treasury stock, net	(1,283)	—	—	(1,283)
Cash dividends paid	(58,978)	—	—	(58,978)
Other	5,683	—	—	5,683
Cash used in financing activities	(288,986)	—	—	(288,986)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,056	9,056
Net increase (decrease) in cash and cash equivalents	79,393	(7,410)	32,604	104,587
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$153,648	$37,673	$547,040	$738,361

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 3, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$134,649	$33,626	$130,923	$299,198
Investing activities:
Acquisition of property and equipment	(11,621)	(38,182)	(24,091)	(73,894)
Proceeds from sale of short-term investments	9,992	—	—	9,992
Purchase of short-term investments	(3)	—	—	(3)
Cash used in investing activities	(1,632)	(38,182)	(24,091)	(63,905)
Financing Activities:
Proceeds from borrowings	5,996			5,996
Payments on borrowings	(2,262)	—	—	(2,262)
Purchase of treasury stock, net	(66,402)	—	—	(66,402)
Excess tax benefits from stock-based compensation arrangements	311	634	46	991
Cash dividends paid	(231,460)	—	—	(231,460)
Other	5,308	—	—	5,308
Cash (used in) provided by financing activities	(288,509)	634	46	(287,829)
Effect of exchange rate changes on cash and cash equivalents	—	—	11,818	11,818
Net (decrease) increase in cash and cash equivalents	(155,492)	(3,922)	118,696	(40,718)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$483,051	$38,690	$682,989	$1,204,730

Note M —  Contingencies

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

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

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

At the time the tender offer was fully settled on July 23, 2008, we had acquired more than 99% of the outstanding capital stock of Corporate Express.  We intend by the end of fiscal year 2009 to acquire the remaining capital of Corporate Express by means of a compulsory acquisition procedure in accordance with the Dutch Civil Code.  In July 2008, we also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express.  The aggregate cash purchase price for the capital stock of Corporate Express and for the repayment of most of Corporate Express’ debt was 2.8 billion Euros (approximately $4.4 billion, net of cash acquired).

The operating results of Corporate Express have been included in our consolidated financial statements since July 2, 2008, the date we declared the terms of the tender offer unconditional.  The Corporate Express results are reported in our North American Delivery and International Operations for segment reporting.

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.

As we have progressed with the integration of Corporate Express into the Staples business, it has become difficult to isolate accurately the impact of the Corporate Express operations from our overall business.  Therefore, we will no longer provide detailed financial information or any related discussion of our business after removing the impact of the Corporate Express business.

Overview

We produced fairly stable results for the first quarter of 2009 despite the challenging economic environment.   Our consolidated sales increased 19.1% for the first quarter of 2009, driven by our acquisition of Corporate Express. Major contributors to our results for the first quarter of 2009 (compared to the results for the first quarter of 2008) are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                  On a consolidated basis, we generated $5.8 billion in sales, with sales growth of 19.1%.

•                  North American Delivery sales grew 40.6%, including the impact of our acquisition of Corporate Express.  Business unit income rate declined to 6.6% from 9.5%, primarily as a result of including the lower margin Corporate Express business.

•                  North American Retail’s comparable store sales declined 8%, while business unit income rate increased to 7.3% from 7.0%, as deleverage in fixed occupancy costs and labor driven by negative comparable store sales were more than offset by increased product margin rates and our ongoing focus on expense control.

•                  International Operations’ sales grew 60.3% and 75.6% in local currency, including the impact of our acquisition of Corporate Express.  Business unit income rate decreased to 1.7% from 3.2%.

•                  We now operate 2,246 stores worldwide, with a net addition of 28 stores during the first quarter of 2009.

•                  Operating cash flow increased to $438 million from $299 million in 2008.

While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives and customer service programs to ensure our long term success, despite the current weak economic climate.  These strategic initiatives include:

•                  Continued differentiation through the expansion of our own brand product line;

•                  Cross-channel initiatives to encourage customers to spend more overall by shopping both Staples’ retail and delivery channels;

•                  “Share of wallet” initiatives to sell a broader array of non-core office products to our customers, including cleaning and break room supplies, copy and print services and promotional products; and

•                  Retail initiatives to drive sales; including increasing our focus on technology products and services, boosting sales of high margin copy and print services and gaining market share in key categories like ink and toner.

For our customer service programs, our North American and European delivery businesses have focused on the “Perfect Order” program to improve product availability, ensure accuracy of orders, improve warehouse performance and productivity of our delivery trucks, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention.  In our North American Retail business, our selling models are designed to train associates to provide solutions for small business customers and drive attachment selling, while also rewarding store associates who provide great customer service.

Outlook

The global recession has created declines in demand for office products, which we expect to continue for the foreseeable future.  While we expect sales and earnings to continue to be negatively impacted, we have been able to partially offset these declines through our customer service, customer retention and acquisition efforts, expense management and focused integration of Corporate Express.  We will endeavor to provide as much transparency as possible; however, as a result of the difficulty in forecasting sales in the current environment, we will not provide specific sales and earnings guidance for fiscal year 2009.  To the extent we have clear visibility, we will provide guidance on factors that will influence profitability, such as anticipated synergies from the Corporate Express integration, integration and restructuring expense, depreciation expense, amortization of intangibles and net interest expense.   We expect the following:

•                  Corporate Express integration synergies building to $300 million annually over a three year integration period;

•                  Integration and restructuring expense of  $90 million to $110 million for 2009;

•                  Depreciation expense of $430 million to $440 million for 2009;

•                  Amortization of intangibles of $100 million to $110 million for 2009; and

•                  Net interest expense of $235 million to $245 million for 2009

Consolidated Performance

Net income attributed to the controlling interests (“Net income”) for the first quarter of 2009 was $143.0 million or $0.20 per diluted share compared to $212.3 million or $0.30 per diluted share for 2008.  Our results for the first quarter of 2009 include the results of the Corporate Express business, which was acquired on July 2, 2008.  Our results for the first quarter of

2009 also include integration and restructuring costs of $12.4 million, net of taxes ($0.02 per diluted share) and total interest expense of  $39.6 million, net of taxes ($0.06 per diluted share), which substantially relates to our acquisition financing.

Our results reflect our continued focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity, while operating in a difficult economic environment.  We continue to work to deliver on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, customer acquisition and retention efforts, tightening of expenses, and managing working capital and capital spending were key contributors to sustaining our performance during the first quarter of 2009, despite the negative impact of a weakened economy on our customers and our organic sales growth.

Sales:  Sales for the first quarter of 2009 were $5.8 billion, an increase of 19.1% from the first quarter of 2008.  Our sales growth for 2009 is mainly attributed to our acquisition of Corporate Express, offset by the negative impact of foreign exchange rates of $230.0 million, an 8% decrease in comparable store sales in our North American Retail business, as well as lower sales to existing customers in our North American Delivery business.

Gross Profit:  Gross profit as a percentage of sales was 26.2% for the first quarter of 2009 compared to 28.1% for the first quarter of 2008.  The decrease in gross profit rate for 2009 was primarily driven by the inclusion of the results of Corporate Express, whose gross profit rate was lower than our pre-existing businesses and, to a lesser extent, deleverage in fixed occupancy costs in our North American Retail business, partially offset by increased buying synergies in all of our businesses and, to a lesser extent, product margin rates in North American Retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.6% of sales for the first quarter of 2009 compared to 21.4% for the first quarter of 2008.  The decrease in selling, general and administrative expenses as a percentage of sales for 2009 was primarily driven by the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses.  The decrease also reflects reduced marketing expenses which were partially offset by deleverage in labor in all of our businesses.  Our results continue to reflect our ongoing focus on expense control in a challenging economic environment.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with our pre-existing business and the consolidation of certain operations.  Integration and restructuring costs were $19.0 million for the first quarter of 2009, including an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition, $5.1 million of consulting and travel fees, and a $2.2 million charge for employee retention and relocation costs.

Amortization of Intangibles: Amortization of intangibles was $21.9 million for the first quarter of 2009 compared to $4.2 million for the first quarter of 2008, reflecting the amortization of certain tradenames, customer relationships and noncompetition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express for the first quarter of 2009 was $14.1 million.

Interest Income: Interest income decreased to $1.7 million for the first quarter of 2009 from $11.5 million for the first quarter of 2008.  The decrease in interest income for the first quarter of 2009 is primarily due to a decrease in our average cash balance resulting from the use of cash to acquire Corporate Express.

Interest Expense: Interest expense increased to $60.5 million for the first quarter of 2009 from $7.3 million for the first quarter of 2008.  The increase in interest expense for 2009 is primarily due to borrowings under our January 2009 Notes, our March 2009 Notes, our commercial paper program, our 2008 Agreement and our Revolving Credit Facility, (each as defined in “Sources of Liquidity”) relating to our acquisition of Corporate Express.  We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $61.5 million for the first quarter of 2009 and $7.2 million for the first quarter of 2008.

Miscellaneous Income (Expense):  Miscellaneous expense was $3.6 million for the first quarter of 2009 compared to miscellaneous income of $0.2 million for the first quarter of 2008.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 34.5% for the first quarter of 2009 and 35.0% for the first quarter of 2008.   The decrease in the effective tax rate from the first quarter of 2008 to the first quarter of 2009 was due to geographical changes in the mix of earnings.

Segment Performance

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

The following tables provide a summary of our sales and business unit income by reportable segment.    Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before taxes in Note K in the Notes to the Condensed Consolidated Financial Statements):

			May 2, 2009
	(Amounts in thousands) 13 Weeks Ended		Increase (Decrease) From	May 3, 2008 Increase From
	May 2, 2009	May 3, 2008	Prior Year	Prior Year
Sales:
North American Delivery	$2,418,358	$1,720,491	40.6%	8.0%
North American Retail	2,188,335	2,408,501	(9.1)%	1.9%
International Operations	1,210,866	755,562	60.3%	19.4%
Total Segment Sales	$5,817,559	$4,884,554	19.1%	6.4%

	(Amounts in thousands) 13 Weeks Ended		May 2, 2009	May 3, 2008
	May 2, 2009	May 3, 2008	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$160,629	$163,262	6.6%	9.5%
North American Retail	160,451	168,242	7.3%	7.0%
International Operations	20,118	23,823	1.7%	3.2%
Business Unit Income	341,198	355,327	5.9%	7.3%
Stock-based compensation	(35,337)	(33,362)	(0.6)%	(0.7)%
Segment Income	$305,861	$321,965	5.3%	6.6%

North American Delivery:  Sales increased 40.6% for the first quarter of 2009.   The increase in sales was the result of non-comparable sales from our acquisition of Corporate Express and, to a lesser extent, the impact of our customer acquisition and retention efforts offset by lower spend from existing customers.

Business unit income as a percentage of sales was 6.6% for the first quarter of 2009 and 9.5% for the first quarter of 2008.  The decrease in business unit income as a percentage of sales for the first quarter of 2009 was primarily due to the

inclusion of the results of Corporate Express, whose business unit income rate was lower than our pre-existing business.   The decrease also reflects the unfavorable product mix as customers buy fewer discretionary products with higher margins and, to a lesser extent, deleverage in fixed expenses, partially offset by reduced marketing expense and, to a lesser extent, gross profit improvements driven by supply chain productivity and buying synergies.

North American Retail:  Sales decreased 9.1% for the first quarter of 2009.  The decrease in sales for the first quarter of 2009 primarily reflects an 8% decrease in comparable stores sales and the negative impact of foreign exchange rates of $99.8 million, partially offset by non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales decrease for the first quarter of 2009 reflects a significant decline in the performance of non-consumable products, including business machines, furniture and computer peripherals, followed by a modest decline in consumables, which was driven by core office supplies.   Our decrease in consumable sales for the first quarter of 2009 was slightly offset by positive performance in technology services and ink and toner.

Business unit income as a percentage of sales increased to 7.3% for the first quarter of 2009 from 7.0% for the first quarter of 2008.  The increase in business unit income as a percentage of sales for the first quarter of 2009 primarily reflects increased product margin rates and, to a lesser extent, reduced marketing spend, and our focus on expense control, partially offset by deleverage in fixed occupancy costs and, to a lesser extent, labor.

International Operations:  Sales increased 60.3% and 75.6% in local currency for the first quarter of 2009.  The increase for the first quarter of 2009 was largely the result of our acquisition of Corporate Express, partially offset by the negative impact of foreign exchange rates of $116.2 million, lower sales to existing customers in our delivery businesses and a 14% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales decreased to 1.7% for the first quarter of 2009 from 3.2% for the first quarter of 2008. The decrease in business unit income during the first quarter of 2009 reflects a decrease in product margin rates, which more than offset buying synergies, and, to a lesser extent, deleverage of fixed expenses on lower sales volume, as well as an increase in amortization expense associated with the acquisition of Corporate Express.  The decrease in business unit income as a percentage of sales was partially offset by the inclusion of the results of Corporate Express, whose business unit income is higher than our pre-existing business and, to a lesser extent, reduced marketing expenses and our focus on expense control.

 Stock-Based Compensation: Stock-based compensation increased to $35.3 million for the first quarter of 2009 from $33.4 million for the first quarter of 2008.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 11, 2009, in Note A of the Notes to the Condensed Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2008 Annual Report on Form 10-K filed on March 11, 2009.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $438.2 million for the first quarter of 2009 compared to $299.2 million for the first quarter of 2008.  The increase in operating cash flow from 2008 to 2009 is primarily due to improvements in working capital, partially offset by a decrease in net income adjusted for non-cash expenses.

Cash used in investing activities was $53.7 million for the first quarter of 2009 compared to $63.9 million for the first quarter of 2008.  The decrease in cash used in investing activities from 2008 to 2009 is due to a reduction in capital expenditures during the first quarter of 2009, driven by lower spending on new stores and information systems.

Cash used in financing activities was $289.0 million for the first quarter of 2009 compared to $287.8 million for the first quarter of 2008.   The change in cash used in financing activities from 2008 to 2009 is primarily related to the refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition, a change in our dividend program from annual to quarterly payments and the suspension of our share repurchase program as a result of our acquisition of Corporate Express.  In the first quarter of 2009, our financing activities primarily consisted of repayments made on commercial paper and the Corporate Express U.S and European securitization programs, as well as the payment of our first quarterly dividend, offset by the proceeds from our $500 million aggregate principal notes due April 1, 2011 (the “March 2009 Notes”).  In 2008, our financing cash flows primarily consisted of our annual dividend payment and the repurchase of 2.8 million shares under our share repurchase program.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At May 2, 2009, we had $1.67 billion in total cash and funds available through credit agreements, which consisted of $935.9 million of available credit and $738.4 million of cash and cash equivalents.

In connection with the acquisition of Corporate Express, we entered into the Credit Agreement, dated April 1, 2008, among Staples, Inc., Barclays Bank PLC, and the other lenders named therein, as amended (the “2008 Agreement”) which served, along with our $750 million revolving credit facility with Bank of America N.A. and the other lenders named therein which matures in October 2011 (the “Revolving Credit Facility”), as a backstop to the commercial paper program.  Subsequently, we refinanced the 2008 Agreement by issuing the March 2009 Notes and $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”).

A summary, as of May 2, 2009, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit		Debt Outstanding
2008 Agreement due July 2009	$500,000	(1)	—
Commercial Paper Program	—		$665,923	(2)
Revolving Credit Facility effective through October 2011	310,824		—
September 2002 Notes due October 2012	—		325,000
January 2009 Notes due January 2014	—		1,500,000
March 2009 Notes due April 2011	—		500,000
Lines of credit	125,088		465
Other notes and capital leases	—		208,447
Total	$935,912		$3,199,835

(1) The 2008 Agreement was subsequently terminated on May 26, 2009.

(2)This obligation is backstopped by, and utilizes borrowing capacity of, $261.0 million of our 2008 Agreement and $406.4 million of our Revolving Credit Facility, and corresponding amounts are due in less than one year. As of May 26, 2009, the commercial paper program is backstopped solely by the Revolving Credit Facility.

At May 2, 2009, as a result of offsetting changes to the maturity of contractual obligations, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-10 of our 2008 Annual Report on Form 10-K.

On March 3, 2009, we terminated and paid off all outstanding balances from the Corporate Express U.S. and European securitization programs we assumed upon the acquisition of Corporate Express.

On March 27, 2009, we issued the March 2009 Notes with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009.  The sale of the March 2009 Notes was made pursuant to the terms of an underwriting agreement (the “Underwriting Agreement”), dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement.  We received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million.  Our obligations under the March 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”).

On March 27, 2009, we reduced our total commitment under the 2008 Agreement from $1.26 billion to $761 million, pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the March 2009 Notes.  Originally, the total commitment under the 2008 Agreement was $3.0 billion.

On May 19, 2009, we entered into a $300.0 million accounts receivable securitization program (“the Securitization Program”) with several of our wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries will sell substantially all the customer receivables of our North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. Staples, Inc. will retain servicing responsibility.  The special purpose entity will then transfer an interest in the receivables to the financial institutions.  Borrowings outstanding under the Securitization Program will be included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations will be included as a component of net receivables in the condensed consolidated balance sheet.

On May 26, 2009, as a result of entering into the Securitization Program, we voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under our existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.   The commercial paper program will continue to be backstopped by our existing Revolving Credit Facility, which matures in October 2011.

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

In the first quarter of 2009, we continued to make significant progress in refinancing and reducing the debt entered into as a result of the Corporate Express acquisition.  In March 2009, we repaid the outstanding balance under Corporate

Express’ U.S. and European securitization programs and also issued the March 2009 Notes.  We have reduced total debt by approximately $1.2 billion from the second quarter of 2008, when we acquired Corporate Express.  Subsequent to the end of the first quarter of 2009, we entered into the Securitization Program, refinancing an additional $300.0 million of our debt and voluntarily terminated our 2008 Agreement.

We currently plan to spend approximately $300 million on capital expenditures during the last three quarters of 2009 primarily related to continued investments in information systems, distribution centers to improve operational efficiencies and customer service and new store openings.  We expect to open approximately 35 new stores in North America, Europe and Asia during the last three quarters of 2009.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits, such as our 2008 acquisition of Corporate Express.   In the past, other than the Corporate Express acquisition, we have focused on smaller acquisitions designed to align with our existing businesses to drive long-term growth.  We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

We paid a first quarter 2009 cash dividend of $0.0825 per share on April 16, 2009 to stockholders of record on March 27, 2009.  We expect the total value of quarterly cash dividend payments in 2009 to be $0.33 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2009 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 2, 2009, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of May 2, 2009, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 2, 2009, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our same store sales to decline from prior periods in our retail businesses. We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions, which may cause a continued or further decline in business and consumer spending.

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

In July 2008, we acquired Corporate Express. The integration of our Corporate Express operations will be a complex and time-consuming process that may disrupt the combined company’s business if not completed in a timely and efficient manner. As a result, we may experience the following:

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

Although we have replaced a portion of the short-term debt associated with financing our acquisition of Corporate Express with the issuance of $1.5 billion 9.75% notes due in January 2014,  $500 million 7.75% notes due in April 2011, a new receivables securitization program and available cash, we still have significant borrowings and debt service requirements. Our consolidated outstanding debt as of May 2, 2009 was $3.2 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

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

Our customers value courteous and knowledgeable associates, and an important part of our “Easy” brand strategy is a positive customer service experience. Accordingly, our performance is dependent on attracting and retaining a large number of qualified associates. We face intense competition for qualified associates. We face even tighter labor markets as we expand into emerging markets such as India and China. Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to attract and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

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

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to greater scrutiny by private litigants regarding compliance with local, state and national labor regulations, including overtime or “wage and hour” laws which have resulted in class action litigation. In addition, we may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of these legal proceedings, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings, investigations or audits that could adversely affect our business and financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, we suspended our share repurchase program as a result of our acquisition of Corporate Express.  Therefore, there were no share repurchases during the reporting period.

Item 5.   Other Information

On May 19, 2009, we entered into the Securitization Program.  On May 20, 2009, as a result of entering into the Securitization Program and determining we no longer needed the liquidity provided by the 2008 Agreement, we informed our lenders that, effective May 26, 2009, we were voluntarily terminating the total commitment of our existing 2008 Agreement.   The 2008 Agreement was entered into in connection with financing the acquisition of Corporate Express and backstopped Staples’ commercial paper program.  The total commitment was reduced from $761 million to $0, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.

As a result of the termination of our 2008 Agreement, availability under our commercial paper program was reduced from approximately $1.5 billion to $750 million.  The commercial paper program will continue to be backstopped by our existing Revolving Credit Facility.

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

STAPLES, INC.

Date: May 26, 2009	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1^

Underwriting Agreement, dated March 24, 2009, by and among the Company, Barclays Capital Inc., Banc of America Securities LLC, HSBC Securities (USA) Inc. and the Guarantor Subsidiaries. Filed as Exhibit 1.1 to the Company’s Form 8-K filed on March 26, 2009.

3.1^	Amended and Restated By-laws of the Company, as amended, dated as of March 10, 2009. Filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 2009 filed on March 11, 2009.

4.1^

Indenture, dated January 15, 2009, for the 9.75% Senior Notes due 2014, by and among the Company, the Guarantor Subsidiaries and HSBC Bank (USA) Inc. Filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 21, 2009.

4.2^	Form of 7.75% Senior Note due 2011. Filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 31, 2009.

10.1^

Letter, dated March 24, 2009 from the Company to Barclays Bank PLC and Barclays Capital, reducing the total commitment under the Credit Agreement, dated April 1, 2008, by and among the Company, Barclays Bank PLC and the other lenders listed therein. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2009.

10.2+

Letter, dated May 20, 2009, from the Company to Barclays Bank PLC and Barclays Capital, reducing the total commitment under the Credit Agreement, dated April 1, 2008, by and among the Company, Barclays Bank PLC and the other lenders listed therein.

12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1+	Principal Executive Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal Financial Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Principal Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Principal Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^              An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.  Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+              Filed herewith.

++           Furnished herewith.