Form 10-Q
period 2009-08-01
STAPLES INC
filed 2009-08-25
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 1, 2009

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

The registrant had 722,342,271 shares of common stock outstanding as of August 21, 2009.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
August 1, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	August 1,	January 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$633,442	$633,774
Receivables, net	1,798,411	1,841,231
Merchandise inventories, net	2,523,153	2,404,174
Deferred income tax asset	271,949	281,101
Prepaid expenses and other current assets	489,741	636,978
Total current assets	5,716,696	5,797,258

Property and equipment:
Land and buildings	1,046,402	1,040,754
Leasehold improvements	1,242,649	1,183,879
Equipment	1,965,160	1,949,646
Furniture and fixtures	965,821	926,702
Total property and equipment	5,220,032	5,100,981
Less accumulated depreciation and amortization	2,979,827	2,810,355
Net property and equipment	2,240,205	2,290,626

Lease acquisition costs, net of accumulated amortization	25,922	26,931
Intangible assets, net of accumulated amortization	631,708	701,918
Goodwill	4,157,726	3,780,169
Other assets	524,591	476,153
Total assets	$13,296,848	$13,073,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,095,691	$1,967,597
Accrued expenses and other current liabilities	1,453,937	1,404,709
Commercial paper	107,087	1,195,557
Debt maturing within one year	496,074	277,691
Total current liabilities	4,152,789	4,845,554

Long-term debt	2,361,513	1,968,928
Other long-term obligations	601,643	636,142

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 892,182,841 shares at August 1, 2009 and 882,032,761 shares at January 31, 2009	536	529
Additional paid-in capital	4,174,915	4,048,398
Accumulated other comprehensive loss	(170,542)	(494,327)
Retained earnings	5,484,668	5,367,341
Less: Treasury stock at cost - 167,707,941 shares at August 1, 2009 and 166,427,240 shares at January 31, 2009	(3,381,809)	(3,357,734)
Total Staples, Inc. stockholders’ equity	6,107,768	5,564,207
Noncontrolling interests	73,135	58,224
Total stockholders’ equity	6,180,903	5,622,431
Total liabilities and stockholders’ equity	$13,296,848	$13,073,055

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Sales	$5,533,779	$5,074,720	$11,351,338	$9,959,274
Cost of goods sold and occupancy costs	4,109,522	3,723,218	8,401,179	7,236,850
Gross profit	1,424,257	1,351,502	2,950,159	2,722,424

Operating and other expenses:
Selling, general and administrative	1,161,400	1,091,664	2,359,570	2,136,465
Integration and restructuring costs	29,633	163	48,630	163
Amortization of intangibles	26,644	14,259	48,515	18,415
Total operating expenses	1,217,677	1,106,086	2,456,715	2,155,043

Operating income	206,580	245,416	493,444	567,381

Other income (expense):
Interest income	1,329	6,293	3,001	17,781
Interest expense	(60,933)	(21,190)	(121,430)	(28,446)
Miscellaneous income (expense)	1,361	(604)	(2,282)	(389)
Consolidated income before income taxes	148,337	229,915	372,733	556,327
Income tax expense	51,176	77,700	128,593	191,944
Consolidated net income	97,161	152,215	244,140	364,383
Income attributed to the noncontrolling interests	4,750	1,982	8,765	1,868
Net income attributed to Staples, Inc	$92,411	$150,233	$235,375	$362,515

Earnings Per Share:

Basic earnings per common share	$0.13	$0.22	$0.33	$0.52
Diluted earnings per common share	$0.13	$0.21	$0.33	$0.51

Dividends declared per common share*	$0.08	$—	$0.17	$0.33

*In 2009, the Company changed its dividend policy from an annual dividend to a quarterly dividend.

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$244,140	$364,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,759	224,906
Stock-based compensation	90,558	86,797
Deferred tax expense	—	14,419
Excess tax benefits from stock-based compensation arrangements	—	(2,421)
Other	15,836	6,239
Changes in assets and liabilities:
Decrease (increase) in receivables	125,884	(53,235)
Increase in merchandise inventories	(20,938)	(147,943)
Decrease in prepaid expenses and other assets	131,017	30,450
Increase in accounts payable	38,257	96,181
Decrease in accrued expenses and other current liabilities	(172,422)	(503,298)
(Decrease) increase in other long-term obligations	(26,127)	71,442
Net cash provided by operating activities	697,964	187,920

Investing Activities:
Acquisition of property and equipment	(129,865)	(168,663)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(4,381,780)
Proceeds from the sale of short-term investments	—	27,019
Purchase of short-term investments	—	(3)
Net cash used in investing activities	(129,865)	(4,523,427)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	45,338	70,678
(Repayments of) proceeds from issuance of commercial paper	(1,088,470)	2,992,993
Proceeds from borrowings	1,139,820	650,809
Payments on borrowings, including payment of deferred financing fees	(565,498)	(68,178)
Cash dividends paid	(118,048)	(231,460)
Excess tax benefits from stock-based compensation arrangements	—	2,421
Purchase of treasury stock, net	(24,075)	(79,814)
Net cash (used in) provided by financing activities	(610,933)	3,337,449

Effect of exchange rate changes on cash and cash equivalents	42,502	11,054

Net decrease in cash and cash equivalents	(332)	(987,004)
Cash and cash equivalents at beginning of period	633,774	1,245,448
Cash and cash equivalents at end of period	$633,442	$258,444

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A  - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”) and the July 2008 acquisition of Corporate Express N.V. (“Corporate Express”) (see Note C).  These financial statements are for the period covering the thirteen and twenty-six weeks ended August 1, 2009 (also referred to as the “second quarter of 2009” and the “first half of 2009”) and the period covering the thirteen and twenty-six weeks ended August 2, 2008 (also referred to as the “second quarter of 2008” and the “first half of 2008”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires the acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008.  The Company adopted this statement as of February 1, 2009.  This adoption had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company adopted this statement as of February 1, 2009, including the required retrospective application to all prior periods presented.  SFAS No. 160 impacted the Company’s presentation of minority interests on the balance sheet and statement of income but had no impact on the Company’s financial condition, results of operations or cash flows.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The Company adopted this statement as of February 1, 2009.  As SFAS No. 161 relates specifically to disclosures, this standard had no impact on the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”) which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company will adopt this interpretation as of January 30, 2010.  The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company’s defined benefit pension plans.  The adoption of FSP No. 132(R)-1 is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principle Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.  SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009.  The Company adopted these standards as of August 1, 2009.  As SFAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards had no impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter of 2009.  The implementation of this standard did not have any impact on the financial statements of the Company.  Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not completed its assessment of the impact SFAS No. 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS No. 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, its Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

Adjustments were made during fiscal 2009 to the fair value of assets acquired and liabilities assumed based on information obtained subsequent to the acquisition.  The following table summarizes the final estimated fair values of assets acquired and liabilities assumed (in thousands):

As of July 2, 2008
Current assets (excluding acquired cash)	$2,182,908
Property and equipment	322,987
Other assets	1,109,865
Goodwill	2,818,679
Intangible assets	727,560
Total assets acquired	$7,161,999

Current liabilities	$1,966,471
Long-term debt	151,826
Other long-term liabilities	661,891
Total liabilities assumed	$2,780,188

Net assets acquired, excluding cash	$4,381,811

During 2009, the Company finalized its integration and restructuring plans for Corporate Express, including employee severance, facility closures, system consolidation and tax elections, the results of which impacted the final amount allocated to goodwill.  The Company recorded approximately $181.5 million of adjustments during the first half of 2009, which resulted in an increase in goodwill.  These adjustments primarily related to acquisition reserves, intangible assets, deferred taxes and the Company’s reserve for uncertain tax positions.  The changes to intangible assets related to values only; no significant changes were made to estimated lives.

Staples allocated assets of $3.48 billion, $3.47 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.  None of the goodwill is expected to be deductible for tax purposes.  Any further changes to opening net assets, including tax related assets and liabilities, will result in income or expenses that would be recognized through the Company’s consolidated income statement.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The activity related to the Company’s reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Usage	Balance as of August 1, 2009
Transaction costs	$41,616	$(39,220)	$2,396
Severance	92,117	(31,570)	60,547
Facility closures	36,218	(3,633)	32,585
Other	11,074	(2,154)	8,920
Total	$181,025	$(76,577)	$104,448

The Company believes that the accruals above should be entirely utilized by the end of fiscal year 2010, however some payments related to facility closures may be made over the remaining lease terms.

Note D — Integration and Restructuring Costs

Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.  Integration and restructuring costs were $29.6 million and $48.6 million for the second quarter and first half of 2009, respectively.  Integration and restructuring costs for the second quarter of 2009 included a $20.7 million charge for severance and retention and $8.9 million of consulting and other fees.  Integration and restructuring costs for the first half of 2009 include a $22.9 million charge for severance and retention, $14.0 million of consulting and other costs, and an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition.  Integration and restructuring costs were $0.2 million for the second quarter and first half of 2008, and consisted primarily of consulting and other costs.

Note E — Debt and Credit Agreements

On March 3, 2009, the Company terminated and paid off all outstanding balances from the Corporate Express U.S. and European securitization programs that were assumed upon the acquisition of Corporate Express.

On March 27, 2009, the Company issued $500.0 million aggregate principal amount of notes (the “March 2009 Notes”) due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009.  The sale of the March 2009 Notes was made pursuant to the terms of an underwriting agreement (the “Underwriting Agreement”), dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement.  The Company received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million.  The Company’s obligations under the March 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”).

On March 27, 2009, the Company reduced its total commitment under the Credit Agreement, dated April 1, 2008, among the Company, Barclays Bank PLC and the other lenders named therein, as amended (the “2008 Agreement”) from $1.26 billion to $761.0 million, pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the March 2009 Notes.  Originally, the total commitment under the 2008 Agreement was $3.0 billion.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On May 19, 2009, the Company entered into a $300.0 million accounts receivable securitization program (the “Securitization Program”) with several of its wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries sell substantially all the customer receivables of the Company’s North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC.  The Company retains servicing responsibility.  The special purpose entity then transfers an interest in the receivables to the financial institutions.  Borrowings outstanding under the Securitization Program are included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in the condensed consolidated balance sheet.  Total borrowings outstanding under the Securitization Program at August 1, 2009 were $300.0 million.

On May 26, 2009, as a result of entering into the Securitization Program, the Company voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under the Company’s existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.  The commercial paper program continues to be backstopped by Staples’ existing $750.0 million revolving credit facility with Bank of America N.A. and other lenders named therein, which matures in October 2011 (the “Revolving Credit Facility”).  As of August 1, 2009, $107.1 million of Notes were outstanding under the Company’s commercial paper program.  The Notes have a weighted average remaining maturity of 29 days with a weighted average interest rate of 0.7%.

In connection with the March 2009 Notes, the issuance of $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”), the 2008 Agreement and the Securitization Program, the Company incurred financing fees of $33.1 million, which are being amortized over the terms of the related debt instruments.  Amortization of the financing fees is classified as interest expense.  Deferred financing fees amortized to interest expense were $2.1 million and $4.1 million for the thirteen and twenty-six weeks ended August 1, 2009, respectively.  Unamortized financing fees of $3.3 million were included in prepaid and other current assets and unamortized fees of $12.2 million were included in other assets.

At August 1, 2009, the fair value of the January 2009 Notes was approximately $1.75 billion and the fair value of the March 2009 Notes was approximately $532 million.

There were no instances of default during the first half of 2009 under any of the Company’s debt agreements.

Note F — Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements:  The following table shows the Company’s assets and liabilities as of August 1, 2009 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Derivative assets	—	$30,384	—

Liabilities
Derivative liabilities	—	$(2,164)	—

                The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and short-term debt  approximate their carrying values because of their short-term nature.  The fair values of long-term debt (except as disclosed in Note E above) approximate their carrying values because of the Company’s use of derivative instruments that qualify for hedge accounting.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.  There are no amounts excluded from the assessment of hedge effectiveness.

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

Interest Rate Swaps:  On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples’ September 2002 notes due 2012 (the “September 2002 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the September 2002 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the September 2002 Notes.  At August 1, 2009, the interest rate swap agreement had a fair value gain of $21.2 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the second quarter of 2009, first half of 2009, the second quarter of 2008 or the first half of 2008 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103.0 million, designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.  AUD $30 million of these swaps matured in July 2009, as scheduled, leaving a remaining balance of AUD $73.0 million as of August 1, 2009 (approximately $60 million, based on foreign exchange rates at August 1, 2009). The swap agreements are scheduled to terminate in three stages: AUD $8 million in January 2010, AUD $40 million in July 2010, and AUD $25 million in July 2011.  The agreements are designated as a cash flow hedge.  Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.8% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At August 1, 2009, the interest rate swap agreements had a fair value loss of AUD $2.6 million (approximately $2.2 million), which was included in stockholders’ equity as a component of accumulated other comprehensive income, net. No amounts were included in the condensed consolidated statement of income for the second quarter or first half of 2009 or the second quarter or first half of 2008 related to ineffectiveness associated with this cash flow hedge.  The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.  Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At August 1, 2009, the currency swap had an aggregate fair value gain of $9.2 million, which was included in other assets. No amounts were included in the condensed consolidated statement of income for the second quarter of 2009, the first half of 2009, the second quarter of 2008 or the first half of 2008 related to ineffectiveness associated with this net investment hedge.

Foreign currency gains (losses), net of taxes, recorded in accumulated other comprehensive income were $13.9 million and $20.9 million for the second quarter and first half of 2009, respectively, and $0.2 million and $(1.3) million for the second quarter of 2008 and first half of 2008, respectively.

Note G — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”) and the Amended and Restated 2004 Stock Incentive Plan.

Under the Employee Stock Purchase Plans, U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation.  Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and nonqualified stock options to associates.  The Restricted Shares are restricted in that they are not transferable (i.e. they may not be sold) until they vest. The nonqualified stock options cannot be exercised until they vest.  Vesting of the Restricted Shares and nonqualified stock options occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

The following table summarizes the nonqualified stock option and Restricted Share activity in the first half of 2009:

	Nonqualified Stock Options (1)		Restricted Shares (2)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2009	47,248,741	$18.86	12,390,942	$24.34
Granted	—	—	344,012	18.56
Exercised / Released	(639,447)	13.45	(332,327)	22.48
Canceled	(729,466)	20.49	(297,632)	24.21
Outstanding at May 2, 2009	45,879,828	$18.90	12,104,995	$24.23
Granted	6,688,802	20.16	5,970,681	20.13
Exercised / Released	(1,196,652)	17.50	(3,490,087)	24.46
Canceled	(762,912)	21.20	(129,994)	23.97
Outstanding at August 1, 2009	50,609,066	$19.07	14,455,595	$22.48

(1) At August 1, 2009, the aggregate intrinsic value of the outstanding nonqualified stock options was $98.7 million and the aggregate intrinsic value of the exercisable nonqualified stock options was $116.4 million.

(2) Restricted Shares do not include performance shares (“Performance Shares”) which Staples grants to certain employees. These are awards under which restricted stock is only issued if the Company meets minimum performance targets.  If, at the end of each performance period, the Company’s performance falls between minimum and maximum targets, performance shares ranging from 70% to 200% of the underlying award will be issued.  The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant. As of August 1, 2009, Staples had 1.29 million Performance Shares outstanding, which were issued during 2007, 2008 and 2009. The shares have a weighted-average fair market value per share of $22.25.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In connection with its equity based employee benefit plans, Staples included $55.2 million and $90.6 million in compensation expense for the second quarter of 2009 and first half of 2009, respectively, and $53.4 million and $86.8 million in compensation expense for the second quarter of 2008 and first half of 2008, respectively.  As of August 1, 2009, Staples had $323.1 million of nonqualified stock options and Restricted Shares to be expensed over the period through July 2013.

Note H — Pension Plans

In connection with the acquisition of Corporate Express, Staples assumed the obligations under the defined benefit pension plans Corporate Express sponsored.  The pension plans cover most Corporate Express employees in Europe and certain employees in the United States.  The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.  Prior to the acquisition of Corporate Express in July 2008, the Company sponsored no defined benefit plans.

Net periodic pension cost recognized for the second quarter of 2009 and first half of 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009.  The following table presents a summary of the total net periodic cost recorded in the Condensed Consolidated Statement of Income for the second quarter of 2009 and first half of 2009 related to the plans (in thousands):

	13 Weeks Ended August 1, 2009			26 Weeks Ended August 1, 2009
		International			International
	U.S. Plans	Plans	Total	U.S. Plans	Plans	Total
Service cost	—	$2,191	$2,191	—	$4,242	$4,242
Interest cost	$511	11,600	12,111	$989	22,461	23,450
Expected return on plan assets	(412)	(14,050)	(14,462)	(798)	(27,205)	(28,003)
Amortization of unrecognized losses	—	2,278	2,278	—	4,411	4,411
Net periodic pension cost	$99	$2,019	$2,118	$191	$3,909	$4,100

Cash contributions of $0.1 million and $2.9 million were made to the U.S. Plans and International Plans, respectively, during the second quarter of 2009.  Cash contributions of $0.3 million and $4.7 million were made to the U.S. Plans and International Plans, respectively, during the first half of 2009.  The Company expects to make additional cash contributions of $0.8 million and $6.7 million to the U.S. Plans and International Plans, respectively, during the remainder of fiscal 2009.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects for the first half of 2009 and 2008 the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests (in thousands).  The noncontrolling interests reflect the 41% interest in Corporate Express Australia Limited, as Staples acquired a 59% ownership interest in this business in connection with its acquisition of Corporate Express.

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	235,375	8,765	244,140
Other comprehensive income:
Foreign currency translation adjustments, net	302,848	6,146	308,994
Changes in the fair value of derivatives, net (1)	20,937	—	20,937
Total comprehensive income	559,160	14,911	574,071
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchases plans	45,338	—	45,338
Stock-based compensation	90,558	—	90,558
Cash dividends	(118,048)	—	(118,048)
Purchase of treasury stock, net	(24,075)	—	(24,075)
Other	(9,372)	—	(9,372)
Stockholders’ equity at August 1, 2009	$6,107,768	$73,135	$6,180,903

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at February 2, 2008	$5,718,007	$10,227	$5,728,234
Comprehensive income:
Net income	362,515	1,868	364,383
Other comprehensive income
Foreign currency translation adjustments, net	14,843	(1,040)	13,803
Changes in the fair value of derivatives, net (1)	(1,311)	—	(1,311)
Total comprehensive income	376,047	828	376,875
Issuance of common stock options for stock options exercised and the sale of stock under employee stock purchase plans	70,678	—	70,678
Tax benefit on exercise of options	2,421	—	2,421
Stock-based compensation	86,797	—	86,797
Cash dividends	(231,460)	—	(231,460)
Purchase of treasury stock, net	(79,814)	—	(79,814)
Noncontrolling interest acquired	—	69,272	69,272
Other	(1,803)	—	(1,803)
Stockholders’ equity at August 2, 2008	$5,940,873	$80,327	$6,021,200

(1) Changes in the fair value of derivatives are net of taxes of $9.8 million and $0.2 million for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and net of taxes of $15.1 million and $1.0 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the components of accumulated other comprehensive loss as of August 1, 2009 and January 31, 2009 (in thousands):

	August 1, 2009	January 31, 2009
Cumulative foreign currency translation	$10,212	$(336,812)
Net unrecognized gains on derivative instruments	3,802	27,041
Deferred pension costs	(184,556)	(184,556)
Accumulated other comprehensive loss	$(170,542)	$(494,327)

Note J - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2009 and 2008 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Numerator:
Net income attributed to Staples, Inc.	$92,411	$150,233	$235,375	$362,515
Denominator:
Weighted-average common shares outstanding	707,379	695,870	706,331	694,636
Effect of dilutive securities:
Employee stock options and restricted shares	12,095	15,533	12,375	15,034
Weighted-average common shares outstanding assuming dilution	719,474	711,403	718,706	709,670

Basic earnings per common share	$0.13	$0.22	$0.33	$0.52
Diluted earnings per common share	$0.13	$0.21	$0.33	$0.51

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.   Options to purchase 23.9 million and 13.6 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at August 1, 2009 and August 2, 2008, respectively.

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

Staples’ North American Delivery and North American Retail segments are managed separately because the way they market products is different, the types of customers they service may be different, and the distribution methods used to deliver products to customers are different.  The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2009 and 2008 and a reconciliation of total segment income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	Sales		Sales
North American Delivery	$2,322,850	$1,965,801	$4,741,208	$3,686,292
North American Retail	1,973,268	2,087,863	4,161,603	4,496,364
International Operations	1,237,661	1,021,056	2,448,527	1,776,618
Total reportable segments	$5,533,779	$5,074,720	$11,351,338	$9,959,274

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	Business Unit Income		Business Unit Income
North American Delivery	$184,922	$173,555	$345,551	$336,817
North American Retail	102,771	110,542	263,222	278,784
International Operations	3,741	14,917	23,859	38,740
Business Unit Income	$291,434	$299,014	$632,632	$654,341
Stock-based compensation	(55,221)	(53,435)	(90,558)	(86,797)
Total Segment Income	236,213	245,579	542,074	567,544
Interest and other expense, net	(58,243)	(15,501)	(120,711)	(11,054)
Integration and restructuring cost	(29,633)	(163)	(48,630)	(163)
Consolidated Income Before Income Taxes	$148,337	$229,915	$372,733	$556,327

Note L - Guarantor Subsidiaries

Under the terms of the Company’s September 2002 Notes, the Revolving Credit Facility,  the commercial paper program, the January 2009 Notes, the March 2009 Notes, and prior to its voluntary termination on May 26, 2009, the 2008 Agreement, the Guarantor Subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, unsubordinated joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the September 2002 Notes, the January 2009 Notes, and the March 2009 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of August 1, 2009 and January 31, 2009 and for the second quarter and first half of 2009 and 2008.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of August 1, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$86,353	$59,810	$487,279	$—	$633,442
Merchandise inventories, net	—	1,426,026	1,097,127	—	2,523,153
Other current assets	158,067	494,402	1,907,632	—	2,560,101
Total current assets	244,420	1,980,238	3,492,038	—	5,716,696
Net property, equipment and other assets	747,629	1,331,407	1,343,390	—	3,422,426
Goodwill	1,583,190	139,055	2,435,481	—	4,157,726
Investment in affiliates and intercompany, net	(2,398,574)	7,299,941	1,577,079	(6,478,446)	—
Total assets	$176,665	$10,750,641	$8,847,988	$(6,478,446)	$13,296,848

Total current liabilities	$258,080	$1,506,148	$2,388,561	$—	$4,152,789
Total long-term liabilities	2,187,464	561,760	213,932	—	2,963,156
Total stockholders’ equity	(2,268,879)	8,682,733	6,245,495	(6,478,446)	6,180,903
Total liabilities and stockholders’ equity	$176,665	$10,750,641	$8,847,988	$(6,478,446)	$13,296,848

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 1, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,896,122	$2,637,657	$5,533,779
Cost of goods sold and occupancy costs	3,403	2,157,935	1,948,184	4,109,522
Gross profit	(3,403)	738,187	689,473	1,424,257
Operating and other expenses	(13,825)	627,591	662,154	1,275,920
Consolidated income before income taxes	10,422	110,596	27,319	148,337
Income tax expense	—	30,543	20,633	51,176
Consolidated net income	10,422	80,053	6,686	97,161
Income attributed to the noncontrolling interests	—	—	4,750	4,750
Net income attributed to Staples, Inc.	$10,422	$80,053	$1,936	$92,411

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 2, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$2,824,114	$2,250,606	$5,074,720
Cost of goods sold and occupancy costs	4,171	2,118,793	1,600,254	3,723,218
Gross profit	(4,171)	705,321	650,352	1,351,502
Operating and other expenses	26,395	594,978	500,214	1,121,587
Consolidated income before income taxes	(30,566)	110,343	150,138	229,915
Income tax expense	—	36,639	41,061	77,700
Consolidated net income	(30,566)	73,704	109,077	152,215
Income attributed to the noncontrolling interests	—	—	1,982	1,982
Net income (loss) attributed to Staples, Inc.	$(30,566)	$73,704	$107,095	$150,233

Condensed Consolidating Statement of Income

For the twenty-six weeks ended August 1, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$5,809,670	$5,541,668	$11,351,338
Cost of goods sold and occupancy costs	5,828	4,297,319	4,098,032	8,401,179
Gross profit	(5,828)	1,512,351	1,443,636	2,950,159
Operating and other expenses	46,375	1,266,288	1,264,763	2,577,426
Consolidated income before income taxes	(52,203)	246,063	178,873	372,733
Income tax expense	—	62,032	66,561	128,593
Consolidated net income	(52,203)	184,031	112,312	244,140
Income attributed to the noncontrolling interests	—	—	8,765	8,765
Net income (loss) attributed to Staples, Inc.	$(52,203)	$184,031	$103,547	$235,375

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the twenty-six weeks ended August 2, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$5,953,807	$4,005,467	$9,959,274
Cost of goods sold and occupancy costs	7,340	4,422,554	2,806,956	7,236,850
Gross profit	(7,340)	1,531,253	1,198,511	2,722,424
Operating and other expenses	37,151	1,236,436	892,510	2,166,097
Consolidated income before income taxes	(44,491)	294,817	306,001	556,327
Income tax expense	—	95,997	95,947	191,944
Consolidated net income	(44,491)	198,820	210,054	364,383
Income attributed to the noncontrolling interests	—	—	1,868	1,868
Net income (loss) attributed to Staples, Inc.	$(44,491)	$198,820	$208,186	$362,515

Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended August 1, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$734,347	$82,904	$(119,287)	$697,964
Investing activities:
Acquisition of property and equipment	(11,095)	(68,177)	(50,593)	(129,865)
Cash used in investing activities	(11,095)	(68,177)	(50,593)	(129,865)
Financing Activities:
(Repayment of) proceeds from issuance of commercial paper	(1,088,470)	—	—	(1,088,470)
Proceeds from borrowings	815,310	—	324,510	1,139,820
Payments on borrowings, including payment of deferred financing fees	(341,209)	—	(224,289)	(565,498)
Purchase of treasury stock, net	(24,075)	—	—	(24,075)
Cash dividends paid	(118,048)	—	—	(118,048)
Other	45,338	—	—	45,338
Cash (used in) provided by financing activities	(711,154)	—	100,221	(610,933)
Effect of exchange rate changes on cash and cash equivalents	—	—	42,502	42,502
Net increase (decrease) in cash and cash equivalents	12,098	14,727	(27,157)	(332)
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$86,353	$59,810	$487,279	$633,442

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the twenty-six weeks ended August 2, 2008
(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(3,920,386)	$126,753	$3,981,553	$187,920
Investing Activities:
Acquisition of property and equipment	(19,751)	(89,170)	(59,742)	(168,663)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	—	(4,381,780)	(4,381,780)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Purchase of short-term investments	(3)	—	—	(3)
Cash provided by (used in) investing activities	7,265	(89,170)	(4,441,522)	(4,523,427)
Financing Activities:
Proceeds from borrowings and issuance of commercial paper, net	3,643,802	—	—	3,643,802
Payments on borrowings, including payment of deferred financing fees	(68,178)	—	—	(68,178)
Purchase of treasury stock, net	(79,814)	—	—	(79,814)
Excess tax benefits from stock-based compensation arrangements	914	1,210	297	2,421
Cash dividends paid	(231,460)	—	—	(231,460)
Other	70,678	—	—	70,678
Cash provided by financing activities	3,335,942	1,210	297	3,337,449
Effect of exchange rate changes on cash and cash equivalents	—	—	11,054	11,054
Net increase (decrease) in cash and cash equivalents	(577,179)	38,793	(448,618)	(987,004)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$61,364	$81,405	$115,675	$258,444

Note M —  Contingencies

The Company is the subject of several class action lawsuits filed in various states, where the plaintiffs allege the Company failed to comply with federal and state overtime laws and that it failed to pay them overtime.   The Company intends to vigorously defend the cases.   The complaints generally seek unspecified monetary damages.   At this time, the Company cannot reasonably estimate the possible loss or range of losses that may arise from these lawsuits.

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

We allocated assets of $3.48 billion, $3.47 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively.   Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  As previously announced in the first quarter of 2009, because of the progress of the integration of the two businesses and the difficulty in accurately isolating the impact of Corporate Express operations on our business, we are no longer providing detailed financial information or any related discussion of our business after removing the impact of the Corporate Express business.

Overview

Our consolidated sales increased 9.0% for the second quarter of 2009, driven by sales derived from our acquisition of Corporate Express. Major contributors to our results for the second quarter of 2009 (compared to the results for the second quarter of 2008) are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                  On a consolidated basis, we generated $5.53 billion in sales, with sales growth of 9.0%.

•                  North American Delivery sales grew 18.2%, including the impact of our acquisition of Corporate Express.  Business unit income rate declined to 8.0% from 8.8%, primarily as a result of including the lower margin Corporate Express business.

•                  North American Retail’s comparable store sales declined 5%, and business unit income rate decreased slightly to 5.2% from 5.3%, as deleverage in fixed occupancy costs and labor driven by negative comparable store sales were partially offset by increased product margin rates and our ongoing focus on expense control.

•                  International Operations’ sales grew 21.2% and 31.9% in local currency, including the impact of our acquisition of Corporate Express.  Business unit income rate decreased to 0.3% from 1.5%.

•                  We now operate 2,255 stores worldwide, with a net addition of 9 stores during the second quarter of 2009.

•                  Year to date operating cash flow increased to $698 million from $188 million in 2008.

While maintaining our focus on expense control, we are also continuing to invest in new strategic initiatives to drive our long term success.  These strategic initiatives include:

•         Continued differentiation through the expansion of our own brand product line;

•         Cross-channel initiatives to encourage customers to spend more overall by shopping both Staples’ retail and delivery channels;

•         “Share of wallet” initiatives to sell a broader array of non-core office products to our customers, including cleaning and break room supplies, copy and print services and promotional products; and

•          Retail initiatives to drive sales, including increasing our focus on technology products and services, boosting sales of high margin copy and print services and other key categories such as ink and toner.

We view customer service as a key component of our long-term success.  For our customer service programs, our North American and European delivery businesses have focused on the “Perfect Order” program to improve product availability, ensure accuracy of orders, improve warehouse performance and productivity of our delivery trucks, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention.  In our North American Retail business, our selling models are designed to train associates to provide solutions for small business customers and drive attachment selling, while also rewarding store associates who provide great customer service.

Outlook

The global recession has reduced demand for office products While we expect sales and earnings to continue to be negatively impacted in the near term, we have been able to partially offset these declines through our customer service, customer retention and acquisition efforts, expense management and focused integration of Corporate Express.  We will endeavor to provide as much transparency as possible; however, as a result of the difficulty in forecasting sales in the current environment, we will not provide specific sales and earnings guidance for fiscal year 2009.  To the extent we have clear visibility, we will provide guidance on factors that will influence profitability, such as anticipated synergies from the Corporate Express integration, integration and restructuring expense, depreciation expense, amortization of intangibles and net interest expense.   We expect the following:

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

•                  Amortization of intangibles of $100 million to $110 million for 2009; and

•                  Net interest expense of $235 million to $245 million for 2009.

Consolidated Performance

Net income attributed to Staples, Inc. for the second quarter of 2009 was $92.4 million or $0.13 per diluted share compared to $150.2 million or $0.21 per diluted share for 2008.  Net income for the first half of 2009 was $235.4 million or

$0.33 per diluted share compared to $362.5 million or $0.51 per diluted share for the first half of 2008.  Our results for the second quarter and the first half of 2009 include the results of the Corporate Express business, which was acquired on July 2, 2008.  Our results for the second quarter and the first half of 2009 also include integration and restructuring costs of $19.4 million, net of taxes ($0.03 per diluted share) and $31.9 million, net of taxes ($0.04 per diluted share), respectively.

Our results reflect our continued focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  We continue to work to deliver on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, customer acquisition and retention efforts, reducing expenses, and managing working capital and capital spending were key contributors to sustaining our performance during the second quarter of 2009, despite the negative impact of a weakened economy on our customers and our organic sales growth.

Sales:  Sales for the second quarter of 2009 were $5.53 billion, an increase of 9.0% from the second quarter of 2008.  Sales for the first half of 2009 were $11.35 billion, an increase of 14.0% from the first half of 2008.  Our sales growth for the second quarter of 2009 and first half of 2009 is mainly attributed to our acquisition of Corporate Express.  The sales growth for the second quarter and first half of 2009 was partially offset by the following three factors, in order of magnitude:  lower sales to existing customers in our North American Delivery and International Operations businesses; the negative impact of foreign exchange rates of $164.6 million for the second quarter and $394.6 million for the first half of 2009; and a decrease in comparable store sales in our retail businesses driven by lower average order size.

Gross Profit:  Gross profit as a percentage of sales was 25.7% for the second quarter of 2009 and 26.0% for the first half of 2009 compared to 26.6% for the second quarter of 2008 and 27.3% for the first half of 2008. The decrease in gross profit rate for the second quarter and first half of 2009 was primarily driven by the inclusion of the results of Corporate Express, whose gross profit rate was lower than our pre-existing businesses and, to a lesser extent, deleverage in fixed occupancy costs in our North American Retail business.  These decreases were partially offset by increased buying synergies in all of our businesses.  In addition, the first half of 2009 also benefited from improved product margin rates in North American Retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 21.0% of sales for the second quarter and 20.8% for the first half of 2009 compared to 21.5% for both the second quarter and the first half of 2008. The decrease in selling, general and administrative expenses as a percentage of sales for the second quarter and first half of 2009 was primarily driven by the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses.  The decrease also reflects reduced marketing expenses which were partially offset by deleverage in labor in all of our businesses.  Our results continue to reflect our ongoing focus on expense control.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with our pre-existing business and the consolidation of certain operations of the combined company.  Integration and restructuring costs were $29.6 million for the second quarter of 2009 and $48.6 million for the first half of 2009 compared to $0.2 million for the second quarter and first half of 2008. Integration and restructuring costs for the second quarter of 2009 included a $20.7 million charge for severance and retention and $8.9 million of consulting and other fees.  Integration and restructuring costs for the first half of 2009 include a $22.9 million charge for severance and retention, $14.0 million of consulting and other costs, and an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition.    Integration and restructuring costs for the second quarter and first half of 2008 consisted primarily of consulting and other costs.

Amortization of Intangibles: Amortization of intangibles was $26.6 million for the second quarter of 2009 and $48.5 million for the first half of 2009 compared to $14.3 million for the second quarter of 2008 and $18.4 million for the first half of 2008, reflecting the amortization of certain trade names, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $18.7 million and $32.8 million for the second quarter and first half of 2009, respectively, compared to $8.6 million for the second quarter and first half of 2008.

Interest Income:   Interest income decreased to $1.3 million in the second quarter of 2009 and $3.0 million for the first half of 2009 from $6.3 million for the second quarter of 2008 and $17.8 million for the first half of 2008. The decrease in interest income for the second quarter and first half of 2009 is primarily due to a decrease in our average cash balance resulting from the use of cash to acquire Corporate Express.

Interest Expense:  Interest expense increased to $60.9 million for the second quarter of 2009 and $121.4 million for the first half of 2009 from $21.2 million for the second quarter of 2008 and $28.4 million for the first half of 2008. The increase in interest expense for 2009 is primarily due to borrowings under our January 2009 Notes, our March 2009 Notes, our commercial paper program, our Revolving Credit Facility and our 2008 Agreement (each as defined in “Sources of Liquidity”) relating to our acquisition of Corporate Express.  We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $62.9 million for the second quarter of 2009 and $124.4 million for the first half of 2009 compared to $22.4 million for the second quarter of 2008 and $29.7 million for the first half of 2008.

Miscellaneous Income (Expense):  Miscellaneous income was $1.4 million for the second quarter of 2009 and miscellaneous expense was $2.3 million for the first half of 2009. Miscellaneous expense was $0.6 million for the second quarter of 2008 and $0.4 million for the first half of 2008. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 34.5% for the second quarter and first half of 2009 compared to 33.8% for the second quarter of 2008 and 34.5% for the first half of 2008.  The lower effective tax rate for the second quarter of 2008 was the result of the acquisition of Corporate Express and changes in the geographical mix of earnings, which caused our annual effective tax rate to decrease from the 35.0% reported in the first quarter of 2008 to 34.5%.  We expect our effective tax rate for 2009 to be consistent with the 34.5% reported for the full year 2008.

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

			August 1, 2009	August 2, 2008
			Increase	Increase
	(Amounts in thousands) 13 Weeks Ended		(Decrease) From Prior	(Decrease) From Prior
	August 1, 2009	August 2, 2008	Year	Year
Sales:
North American Delivery	$2,322,850	$1,965,801	18.2%	24.7%
North American Retail	1,973,268	2,087,863	(5.5)%	(1.1)%
International Operations	1,237,661	1,021,056	21.2%	69.5%
Total Segment Sales	$5,533,779	$5,074,720	9.0%	18.3%

	(Amounts in thousands) 13 Weeks Ended		August 1, 2009	August 2, 2008
	August 1, 2009	August 2, 2008	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$184,922	$173,555	8.0%	8.8%
North American Retail	102,771	110,542	5.2%	5.3%
International Operations	3,741	14,917	0.3%	1.5%
Business Unit Income	291,434	299,014	5.3%	5.9%
Stock-based compensation	(55,221)	(53,435)	(1.0)%	(1.1)%
Segment Income	$236,213	$245,579	4.3%	4.8%

			August 1, 2009	August 2, 2008
			Increase	Increase
	(Amounts in thousands) 26 Weeks Ended		(Decrease) From	(Decrease) From
	August 1, 2009	August 2, 2008	Prior Year	Prior Year
Sales:
North American Delivery	$4,741,208	$3,686,292	28.6%	16.3%
North American Retail	4,161,603	4,496,364	(7.4)%	0.5%
International Operations	2,448,527	1,776,618	37.8%	43.8%
Total Segment Sales	$11,351,338	$9,959,274	14.0%	12.2%

	(Amounts in thousands) 26 Weeks Ended		August 1, 2009	August 2, 2008
	August 1, 2009	August 2, 2008	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$345,551	$336,817	7.3%	9.1%
North American Retail	263,222	278,784	6.3%	6.2%
International Operations	23,859	38,740	1.0%	2.2%
Business Unit Income	632,632	654,341	5.6%	6.6%
Stock-based compensation	(90,558)	(86,797)	(0.8)%	(0.9)%
Segment Income	$542,074	$567,544	4.8%	5.7%

North American Delivery:  Sales increased 18.2% for the second quarter of 2009 and 28.6% for the first half of 2009 compared to the second quarter and first half of 2008.  The increase in sales for the second quarter and first half of 2009 was the result of non-comparable sales from our acquisition of Corporate Express and, to a much lesser extent, the impact of our customer acquisition and retention efforts, which was more than offset by lower spend from existing customers.

Business unit income as a percentage of sales was 8.0% for the second quarter of 2009 and 7.3% for the first half of 2009 compared to 8.8% for the second quarter and 9.1% for the first half of 2008.  The decrease in business unit income as a percentage of sales for the second quarter and first half of 2009 was primarily due to the inclusion of the results of Corporate Express, whose business unit income rate was lower than our pre-existing business.   The decrease also reflects an unfavorable product mix as customers purchased fewer discretionary products with higher margins and, to a lesser extent, deleverage in fixed expenses.  The decrease in business unit income was partially offset by improvements in supply chain productivity, buying synergies and, to a lesser extent, reduced marketing expense.

North American Retail: Sales decreased 5.5% for the second quarter of 2009 and 7.4% for the first half of 2009.  The decrease in sales for the second quarter and first half of 2009 was driven by a 5% and 7% decrease, respectively, in comparable stores sales, primarily reflecting lower average order size for the second quarter and first half of 2009 and the negative impact of foreign exchange rates of $47.8 million and $147.7 million for the second quarter and first half of 2009, respectively.  These declines were partially offset by non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales decrease for the second quarter of and first half of 2009 reflects a significant decline in the sales of non-consumable products, including business machines, furniture and software.  This decrease in comparable store sales also reflects a modest decline in consumables, which was driven by core office supplies, slightly offset by positive performance in technology services and ink and toner.

Business unit income as a percentage of sales decreased to 5.2% for the second quarter of 2009 from 5.3% for the second quarter of 2008 and increased to 6.3% for the first half of 2009 from 6.2% for the first half of 2008.  The slight decrease in business unit income as a percentage of sales for the second quarter of 2009 primarily reflects deleverage in fixed occupancy costs and, to a lesser extent, labor offset by increased product margin rates and our focus on expense control.  The slight increase in business unit income as a percentage of sales for the first half of 2009 primarily reflects increased product margin rates and, to a lesser extent, reduced marketing spend and our focus on expense control, partially offset by fixed occupancy costs and, to a lesser extent, labor.

International Operations:   Sales increased 21.2% for the second quarter of 2009 and 37.8% for the first half of 2009.  The increase for the second quarter and first half of 2009 was the result of non-comparable sales from our acquisition of Corporate Express.  This increase was partially offset by lower sales in our pre-existing delivery businesses, the negative impact of foreign exchange rates of $109.4 million for the second quarter and $225.7 million for the first half of 2009 and, to a much lesser extent, a decrease in comparable store sales in Europe of 3% for the second quarter and 9% for the first half of 2009.

Business unit income as a percentage of sales decreased to 0.3% for the second quarter of 2009 and to 1.0% for the first half of 2009 from 1.5% for the second quarter of 2008 and 2.2% for the first half of 2008.  The decrease in business unit income for the second quarter and first half of 2009 reflects deleverage of fixed expenses on lower sales volume, increased losses in our China operations,  amortization expense associated with the acquisition of Corporate Express and a decrease in product margin rates in our European Catalog businesses.  This decrease was partially offset by the inclusion of Corporate Express whose business unit income is higher than our pre-existing businesses and, to a lesser extent, reduced marketing expense and our focus on expense control.

Stock-Based Compensation:  Stock-based compensation increased to $55.2 million for the second quarter of 2009 and $90.6 million for the first half of 2009 from $53.4 million for the second quarter of 2008 and $86.8 million for the first half of 2008. Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 11, 2009, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2008 Annual Report on Form 10-K filed on March 11, 2009.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $698.0 million for the first half of 2009 compared to $187.9 million for the first half of 2008.  The increase in operating cash flow from 2008 to 2009 is primarily due to improvements in working capital, partially offset by a decrease in net income adjusted for non-cash expenses.

Cash used in investing activities was $129.9 million for the first half of 2009 compared to $4.52 billion for the first half of 2008.  The change between 2009 and 2008 is primarily due to the 2.8 billion Euros acquisition (approximately $4.4 billion, net of acquired cash) of Corporate Express in 2008.

Cash used in financing activities was $610.9 million for the first half of 2009 compared to cash provided by financing activities of $3.34 billion for the first half of 2008.  The change in cash from financing activities between 2008 and 2009 is primarily related to the repayment or refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition, a change in our dividend program from annual to quarterly payments and the suspension of our share repurchase program as a result of our acquisition of Corporate Express.  In the first half of 2009, our financing activities primarily consisted of repayments made on commercial paper and the termination of our 2008 Agreement, as well as the payment of two quarterly dividends, offset by the proceeds from our $500 million aggregate principal notes due April 1, 2011 (the “March 2009 Notes”).  In 2008, our financing cash flows primarily consisted of the proceeds from the financing of our acquisition of Corporate Express, our annual dividend payment and the repurchase of 2.8 million shares under our share repurchase program.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At August 1, 2009, we had $1.40 billion in total cash and funds available through credit agreements, which consisted of $765.3 million of available credit and $633.4 million of cash and cash equivalents.

In connection with the acquisition of Corporate Express, we entered into the Credit Agreement, dated April 1, 2008, among Staples, Inc., Barclays Bank PLC, and the other lenders named therein, as amended (the “2008 Agreement”), which served, along with our $750.0 million revolving credit facility with Bank of America N.A. and the other lenders named therein which matures in October 2011 (the “Revolving Credit Facility”), as a backstop to the commercial paper program.    We refinanced the 2008 Agreement by issuing the March 2009 Notes and $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”).

A summary, as of August 1, 2009, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	Available Credit	Debt Outstanding
Commercial Paper Program	$—	$107,087	(1)
Revolving Credit Facility effective through October 2011	611,838	—
September 2002 Notes due October 2012	—	325,000
January 2009 Notes due January 2014	—	1,500,000
March 2009 Notes due April 2011	—	500,000
Lines of credit	153,482	—
Other notes and capital leases	—	511,369
Total	$765,320	$2,943,456

(1) This obligation is backstopped by, and utilizes borrowing capacity of $107.2 million of our Revolving Credit Facility, which represents the gross amount before any discount under our commercial paper program and such amounts are due in less than one year.  During the course of any given quarter and in light of the short-term nature of commercial paper and our financing needs, the amount of available credit under the Revolving Credit Facility and our debt outstanding under our commercial paper program fluctuate.

At August 1, 2009, as a result of offsetting changes to the maturity of contractual obligations, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-10 of our 2008 Annual Report on Form 10-K.

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

On May 19, 2009, we entered into a $300.0 million accounts receivable securitization program (“the Securitization Program”) with several of our wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries sell substantially all the customer receivables of our North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. Staples, Inc. retains servicing responsibility.  The special purpose entity then transfers an interest in the receivables to the financial institutions.  Borrowings outstanding under the Securitization Program are included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in the condensed consolidated balance sheet.  Total borrowings outstanding under the Securitization Program at August 1, 2009 were $300.0 million.

On May 26, 2009, as a result of entering into the Securitization Program, we voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under our existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.  The commercial paper program continues to be backstopped by our existing Revolving Credit Facility, which matures in October 2011.  As of August 1, 2009, $107.1 million of Notes were outstanding under our commercial paper program.  The Notes have a weighted average remaining maturity of 29 days with a weighted average interest rate of 0.7%.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned store openings and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through a cash dividend program.  Depending on our credit metrics and our liquidity position, from time to time, we may repurchase our outstanding shares or our public notes through repurchase programs.

In the second quarter of 2009, we continued to make significant progress in refinancing and reducing the debt entered into as a result of the Corporate Express acquisition. We have reduced total debt by approximately $1.5 billion from the second quarter of 2008, when we acquired Corporate Express.  During the second quarter of 2009, we entered into the Securitization Program, refinancing an additional $300.0 million of our debt, and voluntarily terminated our 2008 Agreement.

We currently plan to spend approximately $220 million on capital expenditures during the second half of 2009 primarily related to continued investments in information systems, distribution centers to improve operational efficiencies and customer service and new store openings.  We expect to open approximately 15 new stores in North America, Europe and Asia during the second half of 2009.

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

We paid a second quarter 2009 cash dividend of $0.0825 per share on July 16, 2009 to stockholders of record on June 26, 2009.  We expect the total value of quarterly cash dividend payments in 2009 to be $0.33 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2009 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At August 1, 2009, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of August 1, 2009, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 1, 2009, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In July 2008, the Company completed its acquisition of Corporate Express.  Management is currently in the process of implementing its integration of Corporate Express’ internal controls over financial reporting with the Company’s internal controls over financial reporting.     This integration will lead to changes in the internal controls over financial reporting for Staples and Corporate Express in future fiscal periods.  Management expects the integration process to be completed during 2009.

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

In July 2008, we acquired Corporate Express. The integration of our Corporate Express operations will be a complex and time consuming process that may disrupt the combined company’s business if not completed in a timely and efficient manner.  As a result, we may experience the following:

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

Our business has grown dramatically over the years. Although we expect our business to continue to grow organically and through strategic acquisitions, it will likely not grow at the rate experienced in the last year, when we acquired

Corporate Express. Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of associates  have grown and changed, and we expect they will continue to grow and change in the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

Although we have replaced a portion of the short-term debt associated with financing our acquisition of Corporate Express with the issuance of $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011, a new receivables securitization program and available cash, we still have significant borrowings and debt service requirements. Our consolidated outstanding debt as of August 1, 2009 was $2.9 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

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

An important part of our business plan is to increase our number of stores and enter new geographic markets. However, due to the current economic environment, we currently plan to open fewer stores this year than we have in recent periods. During the last half of 2009, we plan to open approximately 15 new stores in North America, Europe and Asia. For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

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

We currently operate in 26 different countries outside the United States and may enter new international markets. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Ensuring such compliance may require that we implement new operational systems and financial controls, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive and divert management’s time from implementing our growth strategies. In addition, cultural differences and differences in the business climate in our international markets may cause customers to be less receptive to our business model than we expect. Other factors that may also have an adverse impact on our international operations include increased local competition, foreign currency fluctuations, unfavorable foreign trade policies and unstable political and economic conditions.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 9, 2009, the results of which we reported in our Current Report on Form 8-K and filed on June 10, 2009 (File No. 000-17586), which Form 8-K is incorporated herein by reference.

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

STAPLES, INC.

Date: August 21, 2009	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 10, 2009.

10.2^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 10, 2009.

10.3^	Form of Performance Share Award Agreement. Filed as Exhibit 10.3 to the Company’s Form 8-K filed on June 10, 2009.

31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Taxonomy Label Linkbase Document.

101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

^                                          An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.  Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+                                         Filed herewith.

++                                  Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.