Form 10-Q
period 2009-10-31
STAPLES INC
filed 2009-12-01
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 31, 2009

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

The registrant had 723,896,610 shares of common stock outstanding as of November 27, 2009.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q
October 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	January 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,035,147	$633,774
Receivables, net	1,957,793	1,841,231
Merchandise inventories, net	2,375,898	2,404,174
Deferred income tax asset	303,102	281,101
Prepaid expenses and other current assets	340,755	636,978
Total current assets	6,012,695	5,797,258

Property and equipment:
Land and buildings	1,067,650	1,040,754
Leasehold improvements	1,256,223	1,183,879
Equipment	2,012,137	1,949,646
Furniture and fixtures	967,712	926,702
Total property and equipment	5,303,722	5,100,981
Less accumulated depreciation and amortization	3,103,603	2,810,355
Net property and equipment	2,200,119	2,290,626

Lease acquisition costs, net of accumulated amortization	25,649	26,931
Intangible assets, net of accumulated amortization	620,008	701,918
Goodwill	4,245,012	3,780,169
Other assets	569,852	476,153
Total assets	$13,673,335	$13,073,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,238,087	$1,967,597
Accrued expenses and other current liabilities	1,616,971	1,404,709
Commercial paper	—	1,195,557
Debt maturing within one year	61,717	277,691
Total current liabilities	3,916,775	4,845,554

Long-term debt	2,502,867	1,968,928
Other long-term obligations	605,295	636,142

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 891,651,331 shares at October 31, 2009 and 882,032,761 shares at January 31, 2009	535	529
Additional paid-in capital	4,251,102	4,048,398
Accumulated other comprehensive income (loss)	8,639	(494,327)
Retained earnings	5,694,774	5,367,341
Less: Treasury stock at cost - 167,898,460 shares at October 31, 2009 and 166,427,240 shares at January 31, 2009	(3,386,117)	(3,357,734)
Total Staples, Inc. stockholders’ equity	6,568,933	5,564,207
Noncontrolling interests	79,465	58,224
Total stockholders’ equity	6,648,398	5,622,431
Total liabilities and stockholders’ equity	$13,673,335	$13,073,055

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Sales	$6,518,039	$6,950,933	$17,869,377	$16,910,207
Cost of goods sold and occupancy costs	4,751,836	5,086,799	13,153,015	12,323,649
Gross profit	1,766,203	1,864,134	4,716,362	4,586,558

Operating and other expenses:
Selling, general and administrative	1,256,479	1,314,134	3,616,049	3,450,599
Integration and restructuring costs	15,872	132,282	64,502	132,445
Amortization of intangibles	26,890	28,011	75,405	46,426
Total operating expenses	1,299,241	1,474,427	3,755,956	3,629,470

Operating income	466,962	389,707	960,406	957,088

Other income (expense):
Interest income	1,364	5,366	4,366	23,148
Interest expense	(58,016)	(59,902)	(179,447)	(88,348)
Miscellaneous income (expense)	8,266	(2,833)	5,984	(3,223)
Consolidated income before income taxes	418,576	332,338	791,309	888,665
Income tax expense	144,409	171,644	273,002	363,588
Consolidated net income	274,167	160,694	518,307	525,077
Income attributed to the noncontrolling interests	4,786	3,991	13,551	5,859
Net income attributed to Staples, Inc	$269,381	$156,703	$504,756	$519,218

Earnings Per Share:

Basic earnings per common share	$0.38	$0.22	$0.71	$0.75
Diluted earnings per common share	$0.37	$0.22	$0.70	$0.73

Dividends declared per common share*	$0.08	$—	$0.25	$0.33

*In 2009, the Company changed its dividend policy from an annual dividend to a quarterly dividend.

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
	2009	2008
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$518,307	$525,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,330	396,590
Non-cash write-down of indefinite lived intangible assets	—	123,775
Stock-based compensation	132,539	134,196
Deferred tax (income) expense	(38,028)	19,190
Excess tax benefits from stock-based compensation arrangements	(2,161)	(5,992)
Other	26,231	8,698
Changes in assets and liabilities:
Decrease (increase) in receivables	23,072	(197,173)
Decrease (increase) in merchandise inventories	160,935	(70,085)
Decrease in prepaid expenses and other assets	218,917	48,470
Increase in accounts payable	129,752	235,895
Decrease in accrued expenses and other current liabilities	(21,307)	(73,902)
Increase in other long-term obligations	27,700	20,367
Net cash provided by operating activities	1,587,287	1,165,106

Investing Activities:
Acquisition of property and equipment	(191,149)	(243,777)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(4,381,811)
Proceeds from the sale of short-term investments	—	27,019
Purchase of short-term investments	—	(3)
Net cash used in investing activities	(191,149)	(4,598,572)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	70,061	129,764
(Repayments of) proceeds from issuance of commercial paper	(1,195,557)	948,728
Proceeds from borrowings	1,176,330	2,762,879
Payments on borrowings, including payment of deferred financing fees	(911,979)	(377,240)
Cash dividends paid	(177,323)	(231,460)
Excess tax benefits from stock-based compensation arrangements	2,161	5,992
Purchase of treasury stock, net	(28,382)	(83,208)
Net cash (used in) provided by financing activities	(1,064,689)	3,155,455

Effect of exchange rate changes on cash and cash equivalents	69,924	(79,737)

Net increase (decrease) in cash and cash equivalents	401,373	(357,748)
Cash and cash equivalents at beginning of period	633,774	1,245,448
Cash and cash equivalents at end of period	$1,035,147	$887,700

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A  — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”) and the July 2008 acquisition of Corporate Express N.V. (“Corporate Express”) (see Note C).  These financial statements are for the period covering the thirteen and thirty-nine weeks ended October 31, 2009 (also referred to as the “third quarter of 2009” and “year-to-date 2009”) and the period covering the thirteen and thirty-nine weeks ended November 1, 2008 (also referred to as the “third quarter of 2008” and “year-to-date 2008”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.   For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note B — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”) (ASC Topic 105).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  As a result of the adoption of this pronouncement, this Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  Accordingly, all accounting references have been updated and SFAS references have been replaced with ASC references as if the SFAS has been adopted into the Codification.    The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.

On February 1, 2009, the Company adopted the accounting pronouncement related to fair value measurement for its nonfinancial assets and liabilities (ASC Topic 820).  On February 3, 2008, the Company adopted the accounting pronouncement related to fair value measurement for its financial assets and liabilities. The adoption of these pronouncements had no impact on the Company’s financial condition, results of operations or cash flows.

On February 1, 2009, the Company adopted the revised accounting pronouncement relating to business combinations (ASC Topic 805), including assets acquired and liabilities assumed arising from contingencies.  This pronouncement requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  This pronouncement also amends the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies.   In addition, with the adoption of this pronouncement, changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill.  This adoption had no impact on the Company’s financial condition, results of operations or cash flows.   Furthermore, the Company does not expect this pronouncement to have a material impact on the Company’s income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations in future periods.

On February 1, 2009, the Company adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements (ASC Topic 810).   This pronouncement requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity and changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.   This pronouncement required retrospective application to all prior periods presented.  The adoption of

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

this pronouncement impacted the Company’s presentation of minority interests on the balance sheet and statement of income but had no impact on the Company’s financial condition, results of operations or cash flows.

On February 1, 2009, the Company adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities, which requires disclosure regarding how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows (ASC Topic 815).  As this pronouncement relates specifically to disclosures, the adoption of this pronouncement had no impact on the Company’s financial condition, results of operations or cash flows.

On August 1, 2009, the Company adopted the accounting pronouncements that amend the requirements for disclosures about fair value of financial instruments, for annual, as well as interim, reporting periods (ASC Topic 825).  These pronouncements were effective prospectively for all interim and annual reporting periods ending after June 15, 2009.  As these pronouncements related specifically to disclosures, they had no impact on the Company’s financial condition, results of operations or cash flows.

On August 1, 2009, the Company adopted prospectively the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued (ASC Topic 855).  The implementation of this standard did not have any impact on the financial statements of the Company.   Subsequent events through November 30, 2009 have been evaluated for disclosure and recognition.

Recently Issued Accounting Pronouncements

In December 2008, an accounting pronouncement was issued relating to employers’ disclosures about post-retirement benefit plan assets which requires a company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets (ASC Topic 715). This pronouncement is effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company will adopt this pronouncement as of January 30, 2010.   As this pronouncement relates specifically to disclosures, the adoption will not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 has not yet been incorporated into the Codification.  SFAS No. 166 requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not completed its assessment of the impact SFAS No. 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 has not yet been incorporated into the Codification.  SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  The Company has not completed its assessment of the impact SFAS No. 167 will have on its financial condition, results of operations or cash flows.

Note C — Business Combinations

In July 2008, Staples acquired Corporate Express, a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock.

At the time the tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples has worked diligently to acquire as swiftly as possible the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure to acquire the remaining minority shares in accordance with the Dutch Civil Code.  Staples and the other parties to the “squeeze out” procedure have submitted their

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

arguments to the Dutch court and are awaiting a decision.  While Staples does not know the exact date that the Dutch court will render a judgment, it anticipates that a judgment will be rendered prior to the end of fiscal year 2009, which ends on January 30, 2010.  There is, however, no guarantee that the court will render a judgment before the end of fiscal 2009.

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

During the second quarter of 2009, the Company finalized its integration and restructuring plans for Corporate Express, including employee severance, facility closures, system consolidation and tax elections, the results of which impacted the final amount allocated to goodwill.  The Company recorded approximately $181.5 million of adjustments during the first half of 2009, which resulted in an increase in goodwill.   These adjustments primarily related to acquisition reserves, intangible assets, deferred taxes and the Company’s reserve for uncertain tax positions.   The changes to intangible assets related to values only; no significant changes were made to estimated lives.  No adjustments were made to goodwill during the third quarter of 2009.

Staples allocated assets of $3.48 billion, $3.47 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively.  Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.  None of the goodwill is expected to be deductible for tax purposes.  Any further changes to opening net assets, including tax related assets and liabilities, will result in income or expenses that would be recognized through the Company’s consolidated statement of income.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The activity related to the Company’s reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Usage	FX Impact	Balance as of October 31, 2009
Transaction costs	$41,616	$(39,323)	$—	$2,293
Severance	92,117	(42,854)	(6,217)	43,046
Facility closures	36,218	(5,473)	(699)	30,046
Other	11,074	(3,348)	(1,116)	6,610
Total	$181,025	$(90,998)	$(8,032)	$81,995

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

Integration and restructuring costs are comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Severance and retention	$3,082	$517	$25,978	$517
Facility closure costs	1,336	—	1,336	—
Consulting and other fees	11,454	7,990	25,488	8,153
Asset write-downs (whose use was expected to be limited as a result of the acquisition)	—	123,775	11,700	123,775
Total	$15,872	$132,282	$64,502	$132,445

The asset write-down recorded in the third quarter of 2008 related to the write-down of indefinite lived intangible trade names associated with the European catalog business.  The trade name write-down was the result of the Company’s decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, certain legacy Staples brands used in the European catalog business.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

On May 19, 2009, the Company entered into a $300.0 million accounts receivable securitization program (the “Securitization Program”) with several of its wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries sell substantially all the customer receivables of the Company’s North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC.  The Company retains servicing responsibility.  The special purpose entity then transfers an interest in the receivables to the financial institutions.  Borrowings outstanding under the Securitization Program are included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in the condensed consolidated balance sheet.   There were no borrowings outstanding under the Securitization Program at October 31, 2009.

On May 26, 2009, as a result of entering into the Securitization Program, the Company voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under the Company’s existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.  The commercial paper program continues to be backstopped by Staples’ existing $750.0 million revolving credit facility with Bank of America N.A. and other lenders named therein, which matures in October 2011 (the “Revolving Credit Facility”).   As of October 31, 2009, no notes were outstanding under the Company’s commercial paper program.

In connection with the March 2009 Notes, the issuance of $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”), the 2008 Agreement and the Securitization Program, the Company incurred financing fees of $32.9 million, which are being amortized over the terms of the related debt instruments.  Amortization of the financing fees is classified as interest expense.  Deferred financing fees amortized to interest expense were $1.9 million and $6.0 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively, and $5.5 million and $9.0 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively.   At October 31, 2009, unamortized financing fees of   $2.3 million were included in prepaid and other current assets and $11.3 million were included in other assets.

At October 31, 2009, the fair value of the January 2009 Notes was approximately $1.8 billion and the fair value of the March 2009 Notes was approximately $539 million.  The fair value of the notes is based on quoted market prices.

There were no instances of default during 2009 under any of the Company’s debt agreements.

Note F — Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements:  The following table shows the Company’s assets and liabilities as of October 31, 2009 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Derivative assets	—	$34,121	—

Liabilities
Derivative liabilities	—	$(1,847)	—

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

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.   There are no amounts excluded from the assessment of hedge effectiveness.

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

Interest Rate Swaps:  On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples’ September 2002 notes due 2012 (the “September 2002 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the September 2002 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the September 2002 Notes.  At October 31, 2009, the interest rate swap agreement had a fair value gain of $22.2 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the third quarter of 2009, year-to-date 2009, the third quarter of 2008 or year-to-date 2008 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103.0 million, designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.   AUD $30 million of these swaps matured in July 2009, as scheduled.  The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35.0 million, designed to convert local variable rate credit facilities into fixed rate obligations.  As of October 31, 2009, the total notional amount of all outstanding interest rate swap agreements is AUD $108 million (approximately $98.9 million, based on foreign exchange rates at October 31, 2009). The swap agreements are scheduled to terminate in five stages: AUD $8 million in January 2010, AUD $40 million in July 2010, AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012.     Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.33% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At October 31, 2009, the interest rate swap agreements had a fair value loss of AUD $1.6 million (approximately $1.4 million), which was included in stockholders’ equity as a component of accumulated other comprehensive income. No amounts were included in the condensed consolidated statement of income for the third quarter of 2009, year-to-date 2009, the third quarter of 2008 or year-to-date 2008 related to ineffectiveness associated with this cash flow hedge.   The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples,

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At October 31, 2009, the currency swap had an aggregate fair value gain of $11.4 million, which was included in other assets. No amounts were included in the condensed consolidated statement of income for the third quarter of 2009, year-to-date 2009, the third quarter of 2008 or year-to-date 2008 related to ineffectiveness associated with this net investment hedge.

Foreign currency gains (losses), net of taxes, recorded in accumulated other comprehensive income were $1.8 million and $(19.0) million for the third quarter and year-to-date 2009, respectively, and $27.3 million and $26.0 million for the third quarter and year-to-date 2008, respectively.

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

The following table summarizes the nonqualified stock option and Restricted Share activity for year-to-date 2009:

	Nonqualified Stock Options (1)		Restricted Shares (2)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 31, 2009	47,248,741	$18.86	12,390,942	$24.34
Granted	6,711,831	20.17	6,330,316	20.05
Exercised / Released	(3,998,529)	15.61	(4,517,646)	23.81
Canceled	(1,833,599)	21.03	(739,017)	23.57
Outstanding at October 31, 2009	48,128,444	$19.23	13,464,595	$22.54

(1) At October 31, 2009, the aggregate intrinsic value of the outstanding unvested nonqualified stock options was $118.9 million, and the aggregate intrinsic value of the exercisable nonqualified stock options was $126.4 million.

(2) Restricted Share information in the table does not include performance shares (“Performance Shares”) which Staples grants to certain employees. These are awards under which restricted stock is only issued if the Company meets minimum performance targets.  If, at the end of each performance period, the Company’s performance falls between minimum and maximum targets, Performance Shares ranging from 70% to 200% of the underlying award will be issued.   The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant. As of October 31, 2009, Staples had 1.25 million Performance Shares outstanding, which were issued during 2007, 2008 and 2009. The shares have a weighted-average fair market value per share of $22.29.

In connection with its equity based employee benefit plans, Staples included $42.0 million and $132.5 million in compensation expense for the third quarter of 2009 and year-to-date 2009, respectively, and $47.4 million and $134.2 million in compensation expense for the third quarter of 2008 and year-to-date 2008, respectively.   As of October 31, 2009, Staples had $283.8 million of nonqualified stock options and Restricted Shares to be expensed through September 2013.

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

Net periodic pension cost recognized for the third quarter of 2009 and year-to-date 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009.   The following table presents a summary of the total net periodic cost recorded in the Condensed Consolidated Statement of Income for the third quarter and year-to-date 2009 related to the plans (in thousands):

	13 Weeks Ended October 31, 2009			39 Weeks Ended October 31, 2009
	International			International
	U.S. Plans	Plans	Total	U.S. Plans	Plans	Total
Service cost	—	$2,290	$2,290	—	$6,532	$6,532
Interest cost	$534	12,128	12,662	$1,523	34,589	36,112
Expected return on plan assets	(431)	(14,692)	(15,123)	(1,229)	(41,896)	(43,125)
Amortization of unrecognized losses	—	2,382	2,382	—	6,793	6,793
Net periodic pension cost	$103	$2,108	$2,211	$294	$6,018	$6,312

Cash contributions of $0.2 million and $3.8 million were made to the U.S. Plans and International Plans, respectively, during the third quarter of 2009.  Cash contributions of $0.5 million and $8.5 million were made to the U.S. plans and International plans, respectively, during year-to-date 2009.  The Company expects to make additional cash contributions of $0.2 million and $3.3 million to the U.S. plans and International plans, respectively, during the remainder of fiscal 2009.

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects for year-to-date 2009 and 2008 the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests (in thousands).    The noncontrolling interests reflect the 41% interest in Corporate Express Australia Limited, as Staples acquired a 59% ownership interest in this business in connection with its acquisition of Corporate Express.

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	504,756	13,551	518,307
Other comprehensive income:
Foreign currency translation adjustments, net	521,920	7,690	529,610
Changes in the fair value of derivatives, net (1)	(18,954)	—	(18,954)
Total comprehensive income	1,007,722	21,241	1,028,963
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchases plans	70,061	—	70,061
Tax benefit on exercise of options	2,161	—	2,161
Stock-based compensation	132,539	—	132,539
Cash dividends paid	(177,323)	—	(177,323)
Purchase of treasury stock, net	(28,382)	—	(28,382)
Other	(2,052)	—	(2,052)
Stockholders’ equity at October 31, 2009	$6,568,933	$79,465	$6,648,398

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at February 2, 2008	$5,718,007	$10,227	$5,728,234
Comprehensive income:
Net income	519,218	5,859	525,077
Other comprehensive income
Foreign currency translation adjustments,net	(833,843)	(27,013)	(860,856)
Changes in the fair value of derivatives, net (1)	25,997	—	25,997
Total comprehensive income	(288,628)	(21,154)	(309,782)
Issuance of common stock options for stock options exercised and the sale of stock under employee stock purchase plans	129,764	—	129,764
Tax benefit on exercise of options	5,992	—	5,992
Stock-based compensation	134,196	—	134,196
Cash dividends paid	(231,460)	—	(231,460)
Purchase of treasury stock, net	(83,208)	—	(83,208)
Noncontrolling interest acquired	—	69,272	69,272
Other	(2,605)	—	(2,605)
Stockholders’ equity at November 1, 2008	$5,382,058	$58,345	$5,440,403

(1) Changes in the fair value of derivatives are net of taxes of $1.2 million and $19.8 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and net of taxes of $(14.2) million and $18.8 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) as of October 31, 2009 and January 31, 2009 (in thousands):

	October 31, 2009	January 31, 2009
Cumulative foreign currency translation	$187,594	$(336,812)
Net unrecognized gains on derivative instruments	5,601	27,041
Deferred pension costs	(184,556)	(184,556)
Accumulated other comprehensive income (loss)	$8,639	$(494,327)

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note J - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2009 and 2008 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Numerator:
Net income attributed to Staples, Inc.	$269,381	$156,703	$504,756	$519,218
Denominator:
Weighted-average common shares outstanding	711,397	701,161	708,019	696,811
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	11,225	11,550	11,992	13,873
Weighted-average common shares outstanding assuming dilution	722,622	712,711	720,011	710,684

Basic earnings per common share	$0.38	$0.22	$0.71	$0.75
Diluted earnings per common share	$0.37	$0.22	$0.70	$0.73

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.   Options to purchase 13.7 million and 14.6 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at October 31, 2009 and November 1, 2008, respectively.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2009 and 2008 and a reconciliation of total segment income to consolidated income before income taxes  (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	Sales		Sales
North American Delivery	$2,474,424	$2,783,195	$7,215,632	$6,469,487
North American Retail	2,628,873	2,599,204	6,790,476	7,095,568
International Operations	1,414,742	1,568,534	3,863,269	3,345,152
Total reportable segments	$6,518,039	$6,950,933	$17,869,377	$16,910,207

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	Business Unit Income		Business Unit Income
North American Delivery	$219,003	$246,206	$564,554	$583,023
North American Retail	265,743	267,558	528,965	546,342
International Operations	40,069	55,624	63,928	94,364
Business Unit Income	$524,815	$569,388	$1,157,447	$1,223,729
Stock-based compensation	(41,981)	(47,399)	(132,539)	(134,196)
Total Segment Income	482,834	521,989	1,024,908	1,089,533
Interest and other expense, net	(48,386)	(57,369)	(169,097)	(68,423)
Integration and restructuring cost	(15,872)	(132,282)	(64,502)	(132,445)
Consolidated income before income taxes	$418,576	$332,338	$791,309	$888,665

Note L - Guarantor Subsidiaries

Under the terms of the Company’s September 2002 Notes, the Revolving Credit Facility, the commercial paper program, the January 2009 Notes, the March 2009 Notes, and prior to its voluntary termination on May 26, 2009, the 2008 Agreement, the Guarantor Subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, unsubordinated joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the September 2002 Notes, the January 2009 Notes, and the March 2009 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of October 31, 2009 and January 31, 2009 and for the third quarter and year-to-date 2009 and 2008.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples and therefore are shown separately below.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet

As of October 31, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$345,119	$21,881	$668,147	$—	$1,035,147
Merchandise inventories, net	—	1,311,815	1,064,083	—	2,375,898
Other current assets	151,553	595,415	1,854,682	—	2,601,650
Total current assets	496,672	1,929,111	3,586,912	—	6,012,695
Net property, equipment and other assets	751,496	1,313,657	1,350,475	—	3,415,628
Goodwill	1,640,491	154,526	2,449,995	—	4,245,012
Investment in affiliates and intercompany, net	(2,936,611)	7,813,668	2,939,097	(7,816,154)	—
Total assets	$(47,952)	$11,210,962	$10,326,479	$(7,816,154)	$13,673,335

Total current liabilities	$278,325	$1,760,824	$1,877,626	$—	$3,916,775
Total long-term liabilities	2,184,799	566,764	356,599	—	3,108,162
Total stockholders’ equity	(2,511,076)	8,883,374	8,092,254	(7,816,154)	6,648,398
Total liabilities and stockholders’ equity	$(47,952)	$11,210,962	$10,326,479	$(7,816,154)	$13,675,335

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended October 31, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,926,576	$2,591,463	$6,518,039
Cost of goods sold and occupancy costs	2,847	2,894,661	1,854,328	4,751,836
Gross profit	(2,847)	1,031,915	737,135	1,766,203
Operating and other expenses	110,852	806,536	430,239	1,347,627
Consolidated income (loss) before income taxes	(113,699)	225,379	306,896	418,576
Income tax expense	—	48,294	96,115	144,409
Consolidated net income (loss)	(113,699)	177,085	210,781	274,167
Income attributed to the noncontrolling interests	—	—	4,786	4,786
Net income (loss) attributed to Staples, Inc.	$(113,699)	$177,085	$205,995	$269,381

Condensed Consolidating Statement of Income

For the thirteen weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$3,267,766	$3,683,167	$6,950,933
Cost of goods sold and occupancy costs	3,525	2,359,215	2,724,059	5,086,799
Gross profit	(3,525)	908,551	959,108	1,864,134
Operating and other expenses	167,717	639,538	724,541	1,531,796
Consolidated income (loss) before income taxes	(171,242)	269,013	234,567	332,338
Income tax expense	—	97,786	73,858	171,644
Consolidated net income (loss)	(171,242)	171,227	160,709	160,694
Income attributed to the noncontrolling interests	—	—	3,991	3,991
Net income (loss) attributed to Staples, Inc.	$(171,242)	$171,227	$156,718	$156,703

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended October 31, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,736,246	$8,133,131	$17,869,377
Cost of goods sold and occupancy costs	8,677	7,191,980	5,952,358	13,153,015
Gross profit	(8,677)	2,544,266	2,180,773	4,716,362
Operating and other expenses	157,225	2,072,823	1,695,005	3,925,053
Consolidated income (loss) before income taxes	(165,902)	471,443	485,768	791,309
Income tax expense	—	110,326	162,676	273,002
Consolidated net income (loss)	(165,902)	361,117	323,092	518,307
Income attributed to the noncontrolling interests	—	—	13,551	13,551
Net income (loss) attributed to Staples, Inc.	$(165,902)	$361,117	$309,541	$504,756

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Sales	$—	$9,221,573	$7,688,634	$16,910,207
Cost of goods sold and occupancy costs	10,865	6,781,769	5,531,015	12,323,649
Gross profit	(10,865)	2,439,804	2,157,619	4,586,558
Operating and other expenses	204,868	1,875,974	1,617,051	3,697,893
Consolidated income (loss) before taxes	(215,733)	563,830	540,568	888,665
Income tax expense	—	193,783	169,805	363,588
Consolidated net income (loss)	(215,733)	370,047	370,763	525,077
Income attributed to the noncontrolling interests	—	—	5,859	5,859
Net income (loss) attributed to Staples, Inc.	$(215,733)	$370,047	$364,904	$519,218

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended October 31, 2009

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,476,492	$71,999	$38,796	$1,587,287
Investing activities:
Acquisition of property and equipment	(21,047)	(96,381)	(73,721)	(191,149)
Cash used in investing activities	(21,047)	(96,381)	(73,721)	(191,149)
Financing Activities:
(Repayments of) proceeds from issuance of commercial paper	(1,195,557)	—	—	(1,195,557)
Proceeds from borrowings	834,286	—	342,044	1,176,330
Payments on borrowings, including payment of deferred financing fees	(687,690)	—	(224,289)	(911,979)
Purchase of treasury stock, net	(28,382)	—	—	(28,382)
Cash dividends paid	(177,323)	—	—	(177,323)
Excess tax benefits from stock-based compensation arrangements	24	1,180	957	2,161
Other	70,061	—	—	70,061
Cash (used in) provided by financing activities	(1,184,581)	1,180	118,712	(1,064,689)
Effect of exchange rate changes on cash and cash equivalents	—	—	69,924	69,924
Net increase (decrease) in cash and cash equivalents	270,864	(23,202)	153,711	401,373
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$345,119	$21,881	$668,147	$1,035,147

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended November 1, 2008

(in thousands)

	Staples, Inc.	Guarantor	Non-Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$(3,501,226)	$115,643	$4,550,689	$1,165,106
Investing Activities:
Acquisition of property and equipment	(29,540)	(123,371)	(90,866)	(243,777)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	—	(4,381,811)	(4,381,811)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Purchase of short-term investments	(3)	—	—	(3)
Cash used in investing activities	(2,524)	(123,371)	(4,472,677)	(4,598,572)
Financing Activities:
Proceeds from issuance of commercial paper	948,728	—	—	948,728
Proceeds from borrowings	2,762,879	—	—	2,762,879
Payments on borrowings, including payment of deferred financing fees	(377,240)	—	—	(377,240)
Purchase of treasury stock, net	(83,208)	—	——	(83,208)
Cash dividends paid	(231,460)	—	—	(231,460)
Excess tax benefits from stock-based compensation arrangements	3,528	2,048	416	5,992
Other	129,764	—	—	129,764
Cash provided by financing activities	3,152,991	2,048	416	3,155,455
Effect of exchange rate changes on cash and cash equivalents	—	—	(79,737)	(79,737)
Net decrease in cash and cash equivalents	(350,759)	(5,680)	(1,309)	(357,748)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448
Cash and cash equivalents at end of period	$287,784	$36,932	$562,984	$887,700

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

At the time the tender offer was fully settled on July 23, 2008, we had acquired more than 99% of the outstanding capital stock of Corporate Express.  We have worked diligently to acquire as swiftly as possible the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure to acquire the remaining minority shares in accordance with the Dutch Civil Code.  We, along with the other parties to the “squeeze out” procedure, have submitted our respective arguments to the Dutch court and are awaiting a decision.  While we do not know the exact date that the Dutch court will render a judgment, we anticipate that a judgment will be rendered prior to the end of fiscal year 2009, which ends on January 30, 2010.  There is, however, no guarantee that the court will render a judgment before the end of fiscal 2009.

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

The operating results of Corporate Express have been included in our consolidated financial statements since July 2, 2008, the date we declared the terms of the tender offer unconditional.  The third quarter of 2009 is our first quarter of results that can be compared to a full prior year’s quarter that included the post-acquisition results of Corporate Express.  The Corporate Express results are reported in our North American Delivery and International Operations for segment reporting.

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

Overview

Major contributors to our results for the third quarter of 2009 compared to our results for the third quarter of 2008 are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                  On a consolidated basis, we generated $6.5 billion in sales, a sales decline of 6.2%.

•                  North American Delivery business unit income rate increased slightly to 8.9%, despite an 11.1% decrease in sales.

•                  North American Retail’s comparable store sales were flat, and business unit income rate decreased slightly to 10.1% from 10.3%.  The flat comparable store sales for the quarter reflects positive customer traffic offset by a decrease in average order size.

•                  International Operations’ sales declined 9.8%, or 11.7% in local currency.  Business unit income rate decreased to 2.8% from 3.5%, mainly reflecting losses in our printing systems business.

•                  We now operate 2,253 stores worldwide, with a net reduction of 2 stores during the third quarter of 2009.

•                  Year to date operating cash flow increased to $1.59 billion from $1.17 billion in 2008.

While maintaining our focus on expense control, we are also continuing to invest in strategic initiatives to drive our long-term success.  These strategic initiatives include:

•                  North American Delivery “share of wallet” initiatives to sell a broader array of non-core office products to our customers, including cleaning and break room supplies, copy and print services and promotional products;

•                  Retail initiatives to drive sales, including increasing our focus on technology products and services and boosting sales of high margin copy and print services;

•                  Cross-channel initiatives to encourage customers to spend more overall by shopping both our delivery and retail channels; and

•                  Continued differentiation through the expansion of our own brand product line.

We view customer service as a key component of our long-term success.  For our customer service programs, our North American and European delivery businesses are focused on the “Perfect Order” program to improve product availability, ensure accuracy of orders, improve warehouse performance and productivity of our delivery fleet, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention.  In our North American Retail business, our selling models are designed to train associates to provide solutions for small business customers and drive attachment selling, while also rewarding store associates who provide great customer service.

Outlook

The global recession has reduced demand for office products.  While we expect sales and earnings to continue to be negatively impacted in the near term, we have been able to partially offset these declines through our customer service, customer retention and acquisition efforts, expense management and focused integration of Corporate Express.  We reaffirm our expectations for synergies related to the Corporate Express acquisition, building to $300 million annually over the three year integration period.  For the fourth quarter of 2009, we expect total company sales to increase between one percent and three percent in US dollars, or to decrease in the low single-digits in local currency, compared to the same period of 2008. For the fourth quarter of 2009, we expect to achieve diluted earnings per share, on a GAAP basis, in the range of $0.34 to $0.36. This guidance includes approximately $20 million to $25 million of pre-tax integration and restructuring expenses associated with the Corporate Express acquisition which results in a $0.02 impact on diluted earnings per share.  We expect to incur the following expenses for fiscal year 2009:

•                  Integration and restructuring costs of $85 million to $90 million;

•                  Depreciation expense of $440 million to $450 million;

•                  Amortization of intangibles of $100 million to $105 million; and

•                  Net interest expense of $230 million to $235 million.

Consolidated Performance

Net income attributed to Staples, Inc. for the third quarter of 2009 was $269.4 million or $0.37 per diluted share compared to $156.7 million or $0.22 per diluted share for 2008.  The third quarter results include integration and restructuring costs of $10.4 million, net of taxes ($0.02 per diluted share) for 2009 and $86.6 million, net of taxes ($0.12 per diluted share) for 2008.  The third quarter of 2008 also included a tax charge of $57.0 million for the establishment of a reserve ($.08 per diluted share) related to foreign tax credits that were expected to expire.

Net income for year-to-date 2009 was $504.8 million or $0.70 per diluted share compared to $519.2 million or $0.73 per diluted share for year-to-date 2008, which includes the results of the Corporate Express business acquired on July 2, 2008.  Our results include integration and restructuring costs of $42.2 million, net of taxes ($0.06 per diluted share) for year-to-date 2009 and $86.8 million, net of taxes ($0.12 per diluted share) for year-to-date 2008.  Year-to-date 2008 also included the tax charge of $57.0 million ($.08 per diluted share), which was recorded in the third quarter of 2008.

Our results reflect our continued focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity.  We continue to work to deliver on our “Easy” brand promise to make buying office products easy for our customers in order to differentiate us from our competitors.  Our commitment to customer service, customer acquisition and retention efforts, reducing expenses, focused integration of Corporate Express and managing working capital and capital spending were key contributors to sustaining our performance, despite the negative impact of a weakened economy on our customers and our sales growth.

Sales:  Sales for the third quarter of 2009 were $6.5 billion, a decrease of 6.2% from the third quarter of 2008. Our sales decline primarily reflects lower sales to existing customers in our North American Delivery and International Operations businesses and, to a much lesser extent, a decrease in comparable store sales in our European retail businesses driven by lower average order size.  The sales decrease for the third quarter of 2009 was slightly offset by non-comparable sales for new stores opened in the past twelve months and, to an equal extent, the positive impact of foreign exchange rates of $37.4 million.  Sales for year-to-date 2009 were $17.9 billion, an increase of 5.7% from year-to-date 2008.  Our sales growth is mainly attributed to non-comparable sales from our acquisition of Corporate Express.  This sales growth was partially offset by lower sales to existing customers in our North American Delivery and International Operations businesses and, to a much lesser extent, a decrease in comparable store sales in our retail businesses on lower average order size and the negative impact of foreign exchange rates of $360.3 million.

Gross Profit:  Gross profit as a percentage of sales was 27.1% for the third quarter of 2009 compared to 26.8% for the third quarter of 2008. The increase in gross profit rate was primarily driven by buying synergies and, to a lesser extent, improvements in supply chain productivity, partially offset by an unfavorable sales mix and, to a lesser extent, deleverage in fixed occupancy costs.  Gross profit as a percentage of sales was 26.4% for year-to-date 2009 compared to 27.1% for year-to-date 2008.  The decrease in gross profit rate primarily reflects the inclusion of the results of Corporate Express, whose gross profit rate was lower than our pre-existing businesses and, to a lesser extent, an unfavorable sales mix partially offset by increased buying synergies.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 19.3% of sales for the third quarter of 2009 compared to 18.9% for the third quarter of 2008. This increase reflects deleverage of fixed costs on lower sales and, to a lesser extent, increased incentive compensation, partially offset by integration synergies and, to a lesser extent, reduced marketing expense.  Selling, general and administrative expenses were 20.2% as a percentage of sales for year-to-date 2009 compared to 20.4% for year-to-date 2008. This decrease was primarily driven by the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses.  The decrease also reflects reduced marketing expense partially offset by increased incentive compensation.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with our pre-existing business and the consolidation of certain operations of the combined company.  Integration and restructuring costs were $15.9 million for the third quarter of 2009 compared to $132.3 million for the third quarter of 2008 and $64.5 million for year-to-date 2009 compared to $132.4 million for year-to-date 2008. Integration and restructuring costs for the third quarter of 2009 included $11.5 million of consulting and other fees, a $3.1 million charge for severance and retention and a $1.3 million charge for facility closures.  Integration and restructuring costs for the third quarter of 2008 included a $123.8 million charge related to the write-down of indefinite lived intangible tradenames and $8.5 million of consulting and other fees.  Integration and restructuring costs for year-to-date 2009 included a $26.0 million charge for severance and retention, $25.5 million of consulting and other costs, an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition, and a $1.3 million charge for facility closures.  Integration and restructuring costs for year-to-date 2008 included the $123.8 million charge related to the write-down of indefinite lived intangible tradenames and $8.7 million related to consulting and other fees.

Amortization of Intangibles: Amortization of intangibles was $26.9 million for the third quarter of 2009 compared to $28.0 million for the third quarter of 2008 and $75.4 million for year-to-date 2009 compared to $46.4 million for year-to-date 2008.  Amortization expense reflects the amortization of certain tradenames, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $19.1 million for the third quarter of 2009 compared to $24.5 million for the third quarter of 2008 and $51.9 million for year-to-date 2009 compared to $34.9 million for year-to-date 2008.

Interest Income:   Interest income decreased to $1.4 million for the third quarter of 2009 from $5.4 million for the third quarter of 2008 and decreased to $4.4 million for year-to-date 2009 from $23.1 million for year-to-date 2008. The decrease in interest income for the third quarter of 2009 was due to a reduction in interest rates, partially offset by a slight increase in our average cash balance.  The decrease in interest income for year-to-date 2009 was the result of a reduction in interest rates and our average cash balance, resulting from the use of cash to acquire Corporate Express.

Interest Expense:  Interest expense decreased to $58.0 million for the third quarter of 2009 from $59.9 million for the third quarter of 2008 and increased to $179.4 million for year-to-date 2009 from $88.3 million for year-to-date 2008. Interest expense was essentially flat for the third quarter of 2009.   The increase in interest expense for year-to-date 2009 was primarily due to borrowings under our January 2009 Notes, our March 2009 Notes, our commercial paper program, our Revolving Credit Facility and our 2008 Agreement (each as defined in “Sources of Liquidity”) relating to our acquisition of Corporate Express.  We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $60.3 million for the third quarter of 2009 compared to $60.8 million for the third quarter of 2008 and $184.7 million for year-to-date 2009 compared to $90.5 million for year-to-date 2008.

Miscellaneous Income (Expense):  Miscellaneous income was $8.3 million for the third quarter of 2009 compared to miscellaneous expense of $2.8 million for the third quarter of 2008.   Miscellaneous income was $6.0 million for year-to-date 2009 compared to miscellaneous expense of $3.2 million for year-to-date 2008.  Miscellaneous income (expense) primarily reflects foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 34.5% for the third quarter of 2009 compared to 51.6% for the third quarter of 2008 and 34.5% for year-to-date 2009 compared to 40.9% for year-to-date 2008.  The decrease in our effective tax rate for the third quarter and year-to-date 2009 was due to the establishment of a reserve of $57.0 million in the third quarter of 2008 related to foreign tax credits expected to expire.  Our effective tax rate from operations for the third quarter and year-to-date 2008 was 34.5%.  We expect our effective tax rate for 2009 to be consistent with the 34.5% reported for the full year 2008.

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

	(Amounts in thousands) 13 Weeks Ended		October 31, 2009	November 1, 2008
	October 31, 2009	November 1, 2008	Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
Sales:
North American Delivery	$2,474,424	$2,783,195	(11.1)%	61.1%
North American Retail	2,628,873	2,599,204	1.1%	(5.5)%
International Operations	1,414,742	1,568,534	(9.8)%	127.2%
Total Segment Sales	$6,518,039	$6,950,933	(6.2)%	34.5%

	(Amounts in thousands)
	13 Weeks Ended		October 31,	November 1,
	October 31,	November 1,	2009	2008
	2009	2008	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$219,003	$246,206	8.9%	8.8%
North American Retail	265,743	267,558	10.1%	10.3%
International Operations	40,069	55,624	2.8%	3.5%
Business Unit Income	524,815	569,388	8.1%	8.2%
Stock-based compensation	(41,981)	(47,399)	(0.7)%	(0.7)%
Total Segment Income	$482,834	$521,989	7.4%	7.5%

	(Amounts in thousands) 39 Weeks Ended		October 31, 2009	November 1, 2008
	October 31, 2009	November 1, 2008	Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
Sales:
North American Delivery	$7,215,632	$6,469,487	11.5%	32.1%
North American Retail	6,790,476	7,095,568	(4.3)%	(1.8)%
International Operations	3,863,269	3,345,152	15.5%	73.7%
Total sales	$17,869,377	$16,910,207	5.7%	20.4%

	(Amounts in thousands)
	39 Weeks Ended		October 31,	November 1,
	October 31,	November 1,	2009	2008
	2009	2008	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$564,554	$583,023	7.8%	9.0%
North American Retail	528,965	546,342	7.8%	7.7%
International Operations	63,928	94,364	1.7%	2.8%
Business Unit Income	1,157,447	1,223,729	6.5%	7.2%
Stock-based compensation	(132,539)	(134,196)	(0.8)%	(0.8)%
Total Segment Income	$1,024,908	$1,089,533	5.7%	6.4%

North American Delivery:  Sales decreased 11.1% for the third quarter of 2009 compared to the third quarter of 2008.  This decrease was the result of lower spend from existing customers, partially offset by our customer acquisition and retention efforts.  Sales increased 11.5% for year-to-date 2009 compared to year-to-date 2008.  This increase was the result of non-comparable sales from our acquisition of Corporate Express and, to a much lesser extent, the impact of our customer acquisition and retention efforts, which was partially offset by lower spend from existing customers.

Business unit income as a percentage of sales increased to 8.9% for the third quarter of 2009 from 8.8% for the third quarter of 2008.  The slight increase in business unit income as a percentage of sales for the third quarter of 2009 was the result of, in order of magnitude, buying synergies, sales force synergies and improvements in supply chain productivity, which were substantially offset by an unfavorable sales mix as customers purchased fewer higher margin discretionary products and, to a lesser extent, an increase in incentive compensation.    Business unit income as a percentage of sales decreased to 7.8% for year-to-date 2009 from 9.0% for year-to-date 2008.  The decrease in business unit income as a percentage of sales for year-to-date 2009 was primarily due to the inclusion of the results of Corporate Express, whose business unit income rate was lower than our pre-existing business.  The decrease also reflects an unfavorable sales mix partially offset by buying synergies and, to a lesser extent, reduced marketing expense.

North American Retail: Sales increased 1.1% for the third quarter of 2009 compared to the third quarter of 2008. This increase was substantially driven by non-comparable sales for new stores opened in the past twelve months.  Sales for the third quarter of 2009 also reflect flat comparable stores sales, primarily reflecting increased customer traffic offset by lower average order size. Our flat comparable store sales performance for the third quarter of 2009 reflects an increase in consumables, driven by ink and toner and technology services, offset by a decline in the sales of durable products, including business machines and furniture but partially offset by computers.  Sales decreased 4.3% for year-to-date 2009 compared to year-to-date 2008.  This decrease was primarily driven by a 4% decrease in comparable store sales, reflecting lower average order size, slightly lower customer traffic and the negative impact of foreign exchange rates of $142.7 million, partially offset by non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales decrease for year-to-date 2009 reflects a significant decline in durable products, including business machines and furniture, and a slight decline in consumables, primarily core office supplies, slightly offset by positive performance in ink and toner and technology services.

Business unit income as a percentage of sales decreased to 10.1% for the third quarter of 2009 from 10.3% for the third quarter of 2008. The slight decrease in business unit income as a percentage of sales for the third quarter of 2009 primarily reflects an unfavorable sales mix, an increase in incentive compensation and, to a lesser extent, deleverage in fixed occupancy costs, partially offset by reduced marketing expense.  Business unit income as a percentage of sales increased to 7.8% for year-to-date 2009 from 7.7% for year-to-date 2008.   The slight increase in business unit income as a percentage of sales for year-to-date 2009 primarily reflects a favorable sales mix and, to a lesser extent, reduced marketing expense, partially offset by fixed occupancy costs and, to a lesser extent, an increase in incentive compensation.

International Operations:  Sales decreased 9.8% for the third quarter of 2009 compared to the third quarter of 2008.  This decrease was the result of lower sales in Europe, particularly in our printing systems business, and weakness in our businesses in China.  In Europe, comparable store sales decreased 9%.  These decreases were partially offset by the positive impact of foreign exchange rates of $29.4 million.  Sales increased 15.5% for year-to-date 2009 compared to year-to-date 2008.  This increase was the result of non-comparable sales from our acquisition of Corporate Express partially offset by lower sales in our pre-existing Europe delivery businesses and in China, the negative impact of foreign exchange rates of $196.3 million and, to a lesser extent, a 9% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales decreased to 2.8% for the third quarter of 2009 from 3.5% for the third quarter of 2008 and decreased to 1.7% for year-to-date 2009 from 2.8% for year-to-date 2008.  The decrease in business unit income as a percentage of sales for the third quarter of 2009 reflects deleverage of fixed expenses on lower sales volume, and, to a lesser extent, increased losses in our printing systems business, which collectively more than offset buying synergies.  The decrease in business unit income as a percentage for sales for year-to-date 2009 reflects deleverage of fixed expenses on lower sales volume and, to a lesser extent, increased losses in our businesses in China and our printing systems business, as well as amortization expense associated with the acquisition of Corporate Express, which collectively more than offset buying synergies.  This decrease was partially offset by the inclusion of Corporate Express whose business unit income is higher than our pre-existing businesses and, to a lesser extent, reduced marketing expense.

Stock-Based Compensation:  Stock-based compensation decreased to $42.0 million for the third quarter of 2009 from $47.4 million for the third quarter of 2008 and decreased to $132.5 million for year-to-date 2009 from $134.2 million for year-to-date 2008. Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.   The decrease in the expense for the third quarter and year-to-date 2009 is primarily related to changes in the mix of equity awards.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 11, 2009, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2008 Annual Report on Form 10-K filed on March 11, 2009.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $1.59 billion for year-to-date 2009 compared to $1.17 billion for year-to-date 2008.  The increase in operating cash flow from 2008 to 2009 is primarily due to improvements in working capital.

Cash used in investing activities was $191.1 million for year-to-date 2009 compared to $4.60 billion for year-to-date 2008.  The change between 2009 and 2008 is primarily due to the 2.8 billion Euros acquisition (approximately $4.4 billion, net of acquired cash) of Corporate Express in 2008.

Cash used in financing activities was $1.06 billion for year-to-date 2009 compared to cash provided by financing activities of $3.16 billion for year-to-date 2008.  The change in cash from financing activities between 2008 and 2009 is primarily related to the repayment or refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition.  In 2009, our financing activities primarily consisted of repayments made on commercial paper and the termination of our 2008 Agreement, as defined below, offset by the proceeds from our $500 million aggregate principal notes due April 1, 2011 (the “March 2009 Notes”).  In 2008, our financing cash flows primarily consisted of the proceeds from the financing of our acquisition of Corporate Express.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility, as defined below, to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At October 31, 2009, we had $2.2 billion in total cash and funds available through credit agreements, which consisted of $1.2 billion of available credit and $1.0 billion of cash and cash equivalents.

In connection with the acquisition of Corporate Express, we entered into a $3.0 billion Credit Agreement, dated April 1, 2008, among Staples, Inc., Barclays Bank PLC, and the other lenders named therein, as amended (the “2008 Agreement”), which served, along with our $750.0 million revolving credit facility with Bank of America N.A. and the other lenders named therein which matures in October 2011 (the “Revolving Credit Facility”), as a backstop to the commercial paper program. We refinanced the 2008 Agreement by issuing the March 2009 Notes and $1.5 billion aggregate principal amount of notes due January 15, 2014 (the “January 2009 Notes”).   In May 2009, we terminated the 2008 Agreement, and as a result, the Revolving Credit Facility serves as the backstop to our commercial paper program.

A summary, as of October 31, 2009, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	October 31, 2009			January 31, 2009
	Available Credit	Debt Outstanding		Available Credit	Debt Outstanding

2008 Agreement due July 2009	$—	$—		$790,650	—
Commercial Paper Program	—	—	(1)	—	$1,195,557	(2)
Revolving Credit Facility effective through October 2011	750,000	—		—	—
September 2002 Notes due October 2012	—	325,000		—	325,000
January 2009 Notes due January 2014	—	1,500,000		—	1,500,000
March 2009 Notes due April 2011	—	500,000		—	—
Lines of credit	455,329	—		144,856	840
Other notes and capital leases	—	217,338		—	399,976
Total	$1,205,239	$2,542,338		$935,506	$3,421,373

(1)          At October 31, 2009, this obligation is backstopped by and utilizes borrowing capacity available under our Revolving Credit Facility.   During the course of any given quarter and in light of the short-term nature of commercial paper and our financing needs, the amount of available credit under the Revolving Credit Facility and our debt outstanding under our commercial paper program fluctuate.

(2)          At January 31, 2009, this obligation was backstopped by, and utilized borrowing capacity of, $470.4 million of our 2008 Agreement and $729.5 million of our Revolving Credit Facility.

At October 31, 2009, other than as described below, as a result of offsetting changes to the maturity of contractual obligations, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-10 of our 2008 Annual Report on Form 10-K.

On March 3, 2009, we terminated and paid off all outstanding balances from the Corporate Express U.S. and European securitization programs we assumed upon the acquisition of Corporate Express.

On March 27, 2009, we issued the March 2009 Notes with a fixed interest rate of 7.75%, payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009.  The sale of the March 2009 Notes was made pursuant to the terms of an underwriting agreement (the “Underwriting Agreement”), dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the Underwriting Agreement.  We received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million.  Our obligations under the March 2009 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”).

On March 27, 2009, we reduced our total commitment under the 2008 Agreement from $1.26 billion to $761.0 million, pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the March 2009 Notes.

On May 19, 2009, we entered into a $300.0 million accounts receivable securitization program (“the Securitization Program”) with several of our wholly owned subsidiaries and certain financial institutions.  Under the terms of the Securitization Program, the subsidiaries sell substantially all the customer receivables of our North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. Staples, Inc. retains servicing responsibility.  The special purpose entity then transfers an interest in the receivables to the financial institutions.  Borrowings outstanding under the Securitization Program are included as a component of current liabilities in the condensed consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in the condensed consolidated balance sheet.  As of October 31, 2009, no borrowings were outstanding under the Securitization Program.

On May 26, 2009, as a result of entering into the Securitization Program, we voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.  As a result of the termination of the 2008 Agreement, availability under our existing commercial paper program was reduced from approximately $1.5 billion to $750.0 million.   The commercial paper program continues to be backstopped by our existing Revolving Credit Facility, which matures in October 2011.  As of October 31, 2009, there were no notes outstanding under our commercial paper program.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our capital expenditures, including our future store openings, and other operating cash needs for at least the next twelve months.

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

In the third quarter of 2009, we continued to make significant progress in refinancing and reducing the debt entered into as a result of the Corporate Express acquisition. We have reduced total debt by approximately $1.9 billion from the second quarter of 2008, when we acquired Corporate Express.

We currently plan to spend approximately $325 million on capital expenditures during 2009, primarily related to continued investments in information systems, distribution centers to improve operational efficiencies and customer service, and store openings.   During the last quarter of 2009, we expect to open approximately 5 stores in North America and no stores in Europe or Asia.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits, such as our 2008 acquisition of Corporate Express.   In the past, excluding the Corporate Express acquisition, we have focused on smaller acquisitions designed to align with our existing businesses to drive long-term growth.  We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

We paid a third quarter 2009 cash dividend of $0.0825 per share on October 15, 2009 to stockholders of record on September 25, 2009.  We expect the total value of quarterly cash dividend payments in 2009 to be $0.33 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2009 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2009, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 31, 2009, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2009, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In July 2008, the Company completed its acquisition of Corporate Express.  Management is currently in the process of implementing its integration of Corporate Express’ internal controls over financial reporting with the Company’s internal controls over financial reporting.  This integration will lead to changes in the internal controls over financial reporting for Staples and Corporate Express in future fiscal periods.  Management expects the integration process to be completed during fiscal year 2009.

STAPLES, INC. AND SUBSIDIARIES

PART II  —  OTHER INFORMATION

Item 1A.  Risk Factors

Global economic conditions may continue to cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. The decline in business and consumer spending resulting from the global recession and the deterioration of global credit markets has caused our same store sales to decrease for much of 2008 and 2009.   We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions, which may cause a continued or further decline in business and consumer spending.

Our market is highly competitive and we may not be able to continue to compete successfully.

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

In July 2008, we acquired Corporate Express. Although we have substantially integrated our U.S. businesses and have started integrating our European businesses, we have not completed the process and will continue to devote time and resources to integration.  The integration of our Corporate Express operations has been and continues to be a complex and time consuming process that may disrupt the combined company’s business if not completed in a timely and efficient manner.  As a result, we may experience the following:

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

Although we have used a significant portion of our operating cash flow to repay a significant portion of the financing incurred for our acquisition of Corporate Express, we still have significant long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due October 2012. Our consolidated outstanding debt as of October 31, 2009 was $2.5 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

Our level of indebtedness combined with volatile financial markets may have significant consequences, including: restricting our growth; making us more vulnerable to a downturn in our business; making it more expensive to obtain future financing; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; restricting our flexibility to respond to changing market conditions; and limiting our ability to use operating cash flow in other areas of our business. As a result of our increased debt, we may also be placed at a competitive disadvantage against less leveraged competitors.

We may be unable to continue to open new stores and enter new markets successfully.

An important part of our business plan is to increase our number of stores and enter new geographic markets. However, due to the current economic environment, we currently plan to open fewer stores this year than we have in recent periods. For example, during the last quarter of 2009, we plan to open approximately 5 stores in North America but do not expect to open any new stores in Europe or Asia.   For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

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

We currently operate in 26 different countries outside the United States and may enter new international markets. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.  Additionally, cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance to foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management’s time and impact our operations.  In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.  Other factors that may also have an adverse impact on our international operations include increased local competition, foreign currency fluctuations, unfavorable foreign trade policies and unstable political and economic conditions.

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

Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In addition, merchandise quality issues could cause us to initiate voluntary or mandatory recalls for our proprietary branded products or other products which may then damage our reputation.  These and other issues affecting our vendors could adversely affect our business and financial performance.

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

STAPLES, INC.

Date: November 30, 2009	By:	/s/ JOHN J. MAHONEY
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

+                 Filed herewith.

++          Furnished herewith.

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”)  and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.