Form 10-K
period 2010-01-30
STAPLES INC
filed 2010-03-02
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the fiscal year ended: January 30, 2010		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)		04-2896127 (I.R.S. Employer Identification No.)
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 31, 2009, as reported by NASDAQ, was approximately $15.1 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 728,997,152 shares of common stock, par value $0.0006, outstanding as of February 26, 2010.

Documents Incorporated By Reference

          Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

 PART I

Item 1. Business

Staples

        Staples, Inc. and its subsidiaries ("we", "Staples" or the "Company"), the world's leading office products company, is committed to making it easy for customers to buy a wide range of office products, including supplies, technology, furniture, and business services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses, and currently serve customers of all sizes in 25 countries throughout North and South America, Europe, Asia and Australia. In July 2008, Staples completed the acquisition of Corporate Express N.V. ("Corporate Express"), one of the world's leading suppliers of office products to businesses and institutions. We operate three business segments: North American Delivery, North American Retail, and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note N in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers, technology and related products, and office furniture. We reach each sector of the office products market through sales channels which are designed to be convenient to our contract, catalog, on-line and retail store customers. Our businesses attract different customer groups with distinct purchasing behaviors. Our Contract business targets mid-size businesses and organizations with between 20 and 500 office workers as well as Fortune 1000 companies. Our catalog and on-line customers are generally small businesses and organizations with up to 20 office workers which we target through our catalogs and web sites. Our retail stores target small businesses, home offices and consumers. Our ability to address customer groups with different needs expands our available market opportunities; increases awareness of the Staples brand among customers in all segments, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

        We provide superior value to our customers through a combination of low prices, a broad selection of products, high quality and innovative Staples brand products, convenient store locations, easy to use web sites, reliable and fast order delivery, and excellent customer service. Our strategy is to maintain our leadership in the office products industry by delivering on our brand promise: we make buying office products easy. We strive to be the trusted source for office solutions, by expanding our offering in categories like copy and print services, technology, and facilities and breakroom supplies.

  North American Delivery

        Our strategies for North American Delivery focus on customer service, customer acquisition and retention, and selling a broader assortment of products and services to our customers to grow sales and increase profitability. The addition of Corporate Express expanded our offerings into new areas and enhanced our offerings in existing areas, including facilities and breakroom supplies, printing, promotional products, furniture, and data center supplies. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established industry leading customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. Since acquiring Corporate Express, we have achieved significant purchasing synergies, integrated the sales forces, reduced overhead expense, and begun to rationalize our distribution network. Over the next few years, the integration of Corporate Express will continue to be a key driver of our North American Delivery results. These efforts include further rationalization of distribution facilities, consolidation of systems and websites and increasing average order size.

        Our North American Delivery segment consists of the United States and Canadian business units that sell and deliver office products and services directly to consumers and businesses and includes: "Contract," "Staples Business Delivery", and "Quill." The majority of our delivery customers place their orders on-line, making Staples the second largest Internet reseller in the world.

        Contract:    Our Contract operations focus on serving the needs of mid-sized businesses and organizations through Staples Business Advantage and Fortune 1000 companies through Staples National Advantage. The acquisition of

Corporate Express significantly increased the size of our Contract business in the United States, and established our Contract business in Canada. Contract customers often require more service than is provided by a traditional retail or mail order business. Through our Contract sales force, we offer customized pricing and payment terms, usage reporting, the stocking of certain proprietary items, a wide assortment of eco-friendly products and services, and full service account management.

        Staples Business Delivery:    Our Staples Business Delivery operations combine the activities of our direct mail catalog business, our Staples.com web site, and our Canadian Internet sites. Staples Business Delivery is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in a majority of our markets. We market Staples Business Delivery through Internet and other broad-based media advertising, direct mail advertising, catalog mailings, and a telesales group generating new business and growing existing accounts.

        Quill:    Acquired by Staples in 1998, Quill is an Internet and catalog business with a targeted approach to servicing the needs of small and medium-sized businesses in the United States. To attract and retain its customers, Quill offers outstanding customer service, Quill brand products, and special services. Quill also operates Medical Arts Press, a specialty Internet and catalog business offering products for medical professionals.

  North American Retail

        Our strategy for North American Retail focuses on offering an easy-to-shop store with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. Our goals are to continue to be a destination for core supplies categories like ink and toner, to become an authority for business technology through our rapidly growing EasyTech service offering, and to establish leadership in copy and print services. Store associates are trained to deliver excellent service through our EasyWay service model, which encourages engagement with customers and solution selling. As a result of our focus on service, training programs, and offering incentives to reward excellent customer service, customer satisfaction survey scores have improved for the past several years.

        Our North American Retail segment consists of 1,555 stores in the United States and 316 stores in Canada at the end of fiscal 2009. We operate a portfolio of four retail store formats, tailored to the unique characteristics of each location. The "Dover" superstore represents the majority of our U.S. store base. The customer friendly "Dover" design appeals to the customer with an open store interior that provides a better view of our wide selection and makes it easier to find products. We also operate a 14,600 square foot store format designed for rural markets and a 10,000 square foot store suited to dense urban markets such as New York City. Additionally, we operate approximately 20 stand alone copy and print shops to address the attractive quick print market opportunity. This 4,000 square foot store is designed for locations with high customer density and offers a full service copy and print shop and a broad assortment of core office supplies.

        Our real estate strategy is to expand our store base in a steady and disciplined fashion to produce strong sales and high returns on our investments. We believe that our network of stores and delivery businesses enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. In determining where to open new retail stores, we assess potential real estate sites through a stringent approval process which evaluates the financial return of each store. Our evaluations consider such factors as the concentration of small and mid-sized businesses and organizations, the number of home offices, household income levels, our current market presence, proximity to competitors, the availability of quality real estate locations and other factors.

        We plan to open approximately 40 new stores in North America in 2010, compared to 48 new stores in 2009, and 106 new stores in 2008. The growth program for 2010 will continue to focus on adding stores to existing markets as well as expansion into new markets.

  International Operations

        Our International Operations segment consists of businesses in 23 countries in Europe, Asia, South America and Australia.

        Our European Office Products business represents a balanced multi-channel portfolio serving Contract, Retail, and Catalog customers in 17 countries. We operate 328 retail stores in seven countries, with the largest concentration of stores in the UK, Germany and the Netherlands. We operate a catalog business in 15 countries, with a significant concentration of sales in France and Italy. The acquisition of Corporate Express added a large European Contract business to our portfolio, including sizable operations in the Nordics and Germany.

        Our strategies for our European Office Products business focus on increasing profitability by achieving purchasing synergies, reducing overhead expense, and improving the performance of our supply chain. We have implemented a more streamlined regional management structure to reduce administrative costs, reinforce our multi-channel value proposition and leverage best practices.

        We also operate a European printing systems business which we acquired from Corporate Express. This business is a leading value added reseller of printing equipment and related services, supplies, and spare parts, and is the largest independent distributor of Heidelberg offset printing presses.

        We continue to establish a foundation for growth in Asia and South America, where our businesses are in various stages of development. We operate retail and delivery businesses in China, a delivery business in Taiwan through a joint venture with UB Express, and a multi-channel business in India through a joint venture with Pantaloon Retail Limited. We also operate delivery businesses in Argentina and Brazil and operate two stores in Argentina.

        With the acquisition of Corporate Express, Staples acquired a 59% ownership interest in Corporate Express Australia Limited, a public company traded on the Australian Stock Exchange. This primarily contract business is a leading supplier of office, warehouse and factory essentials in Australia and New Zealand.

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

        We have approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers and approximately 8,000 SKUs stocked in each of our typical North American retail stores. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important product categories, and we continue to increase sales in these areas by offering a wide assortment, an in-stock guarantee, and a strong pricing message which communicates the benefits of our loyalty program, including cartridge recycling rebates, and multi-pack discounts. We continue to enhance our product offering, particularly in the areas of technology and facilities and breakroom supplies.

        Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 23% of our sales in 2009. We offer more than 2,000 own brand products, including an assortment of Staples "Eco-Easy" products, which includes our "Sustainable Earth" brand products. Own brand products deliver value to our customers with prices that are on average 10% to 15% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices with a full range of marketing initiatives, including clear and impactful packaging, in-store displays, sampling and advertising. We have brought to market hundreds of new own brand products, many of which are innovative and exclusive to Staples. Our long-term goal is to grow own brand products to more than 30% of total product sales. Our sourcing office in Shenzhen, China supports our own brand strategy by driving high quality and lower costs, and by bringing new products to market more quickly.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. Over the past several years, we have upgraded the technology, signage, labor, training and quality processes in our copy and print centers. Investments in new services, sales force, marketing, and pricing drive greater customer awareness of our capabilities. Our copy and print business is highly profitable, and growth in this area contributes meaningfully to gross margin. We also offer copy services to our Contract customers in North America, leveraging our Contract sales force and delivery network.

        Technology services represent a significant growth opportunity. We provide a full range of installation, upgrade, and repair services, as well as data protection, privacy, and security services through our "EasyTech" offering. Currently, all of our stores have at least one Staples EasyTech associate, and we continue to invest in training, labor, infrastructure and customer awareness to grow this business.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Office supplies and services	47.9%	47.3%	41.5%
Business machines and related products	31.8%	28.2%	30.8%
Computers and related products	15.0%	17.6%	20.4%
Office furniture	5.3%	6.9%	7.3%

	100.0%	100.0%	100.0%

Supply Chain

        We operate two distinct networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 67 delivery fulfillment centers supports our North American Delivery operations. A key component of the integration of Corporate Express is the multi-year process of balancing or restructuring the combined fulfillment center network. Our integration plan is designed to increase supply chain productivity, improve customer service and save costs. We have converted our first warehouse in North America to fill orders from both legacy Corporate Express customers and Staples customers.

        We operate a separate network of four large distribution centers to support our U.S. retail operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Reducing the number of purchase orders and invoices processed results in significant administrative cost savings. Our centralized purchasing and distribution systems also permit our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to operate smaller stores. A smaller store reduces our rental costs and provides us with greater opportunity to locate stores closer to our target customers.

        In Europe, we are in the process of implementing a multi-year supply chain plan to reduce the complexity and redundancy of our distribution network. We are standardizing all of our supply chain processes and systems architecture, and continuing to consolidate facilities. These efforts are expected to improve customer service and quality, drive cost savings, and increase overall operating efficiency.

Marketing

        We pursue a variety of marketing strategies to maintain high brand awareness and attract and retain our target customers. These strategies include broad-based media advertising such as television, radio, newspaper circulars, print, and Internet advertising, as well as catalogs, e-mail marketing, loyalty programs, and sophisticated direct marketing capabilities. In addition, we market to larger customers through a combination of direct mail catalogs, customized catalogs, and a field sales force. We change our level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, competition, and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures.

        Our marketing message focuses on the communication of our brand promise: we make buying office products easy. The look and feel of our advertising vehicles reflect our "Easy" brand promise, and we are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing, and store uniforms. Given the current weak economic environment, we have shifted our marketing message to emphasize that it is easy to save at Staples and to highlight our own brand products, which offer excellent value. We are in the process of transitioning to a global Staples brand, with a few exceptions such as Quill and Corporate Express Australia.

        Our retail, catalog and Staples.com marketing efforts generally focus on small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery marketing vehicles to send a consistent message to our core customers. We also target our back-to-school, holiday, January back-to-business and tax-time selling seasons, and drive greater awareness and trial of important growth initiatives such as copy and print services and Staples EasyTech. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors and to execute more effective direct marketing and customer loyalty programs to drive higher sales across all our channels.

Associates, Training and Corporate Values

        We have a strong corporate culture that values ethics, high performance, entrepreneurship, and teamwork. We place great importance on recruiting, training, retaining, and providing the proper incentives for high quality associates. Offering attractive growth and development opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a great place to work.

        We consider customer relations and our associates' knowledge of our product and service offering to be significant to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills, and product knowledge.

        As of January 30, 2010, Staples employed 54,149 full-time and 36,946 part-time associates.

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

        Environment—Staples seeks to make it easy for our customers, suppliers and associates to make a difference. We are committed to offering a broad selection of environmentally preferable products, providing easy recycling solutions for customers and associates, investing in operational improvements such as energy conservation and green building practices, working with our global suppliers to drive environmental improvements to their operations, and expanding environmental awareness internally and externally. Some of our environmental milestones include:

  •
  Offering more than 3,000 office products with environmental features;

  •
  The first retailer providing in-store recycling for computers, office technology, personal electronics and ink and toner cartridges;

  •
  Limiting the speed on all delivery trucks to 60 miles per hour, improving fuel economy by 23 percent and lowering emissions;

  •
  Participating in the Carbon Disclosure Project (CDP) for the past 5 years and establishing a 7% absolute carbon reduction goal to be achieved by 2010 as part of our participation in the US EPA Climate Leaders Program;

  •
  Installing Maryland's largest single rooftop solar power system at our 200,200 square foot fulfillment center and hosting 26 solar systems on the rooftops of stores and distribution centers nationally; and

  •
  Working with our own brand vendors to eliminate PVC in packaging by the end of 2010.

We continually monitor developments in climate change regulation and the related litigation landscape, particularly with respect to carbon dioxide emissions, chemical and other mandated product disclosure, and other requirements to ensure statutory and regulatory compliance. Further, through our partnerships with other organizations, we continue to seek opportunities to leverage successful environmental initiatives to improve long term economic performance. We believe our efforts help preserve natural resources for future generations while helping meet customer needs, create operational efficiencies, and spark new business prospects.

        Diversity—Diversity at Staples goes beyond race and gender. We believe that by reflecting the face of our customers through our associates and suppliers, we are inspired to think more creatively as a company. Therefore, we strive to offer an inclusive business environment that offers a diversity of people, thought, and experiences globally to our customers, associates and suppliers. Our diverse workforce and network of suppliers strengthens relationships with our customers, and gives us the flexibility to adapt to the ever changing marketplace.

        Community—Staples is committed to supporting charitable endeavors that make a difference in each and every community where we operate. Through Staples Foundation for Learning, national charitable partnerships, and in-kind donations, we support communities worldwide by providing resources to non-profit organizations that provide educational opportunities for all people, with a special emphasis on disadvantaged youth. Some of Staples Foundation for Learning's partners include Boys and Girls Clubs of America, Ashoka, Earth Force and the Initiative for a Competitive Inner City.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply providers, including Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart and Tesco, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, ink cartridge specialty stores, and other discount retailers. In addition, our retail stores and delivery operations both compete with numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

        We believe we are able to compete favorably against other high-volume office supply providers, mass merchants and other retailers, dealers and distributors because of the following factors: our focus on the business and home office customer; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making it easy for customers to buy office products and services; a wide assortment of office supplies that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

Trademarks, Patents, Copyrights, and Domain Names

        We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button, "that was easy", Quill, the Quill feather logo, Corporate Express, and many other marks incorporating "Staples," which in the aggregate we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of February 26, 2010 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Kristin A. Campbell, age 48

  Ms. Campbell has served as Senior Vice President, General Counsel and Secretary since June 2007. Prior to that, she served as Senior Vice President and Deputy General Counsel since March 2002. She has held other roles within Staples since joining in December 1993.

Joseph G. Doody, age 57

  Mr. Doody has served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.

Christine T. Komola, age 42

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

John J. Mahoney, age 58

  Mr. Mahoney has served as Vice Chairman and Chief Financial Officer since January 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997.

Michael A. Miles, age 48

  Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples in September 2003, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 47

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.

Ronald L. Sargent, age 54

  Mr. Sargent has served as Chairman since March 2005, as Chief Executive Officer since February 2002 and as a Director since 1999. Prior to that, he served in various capacities since joining Staples in March 1989, including President from November 1998 to January 2006, Chief Operating Officer from November 1998 to February 2002, President—North American Operations from October 1997 to November 1998, and President—Staples Contract & Commercial from June 1994 to October 1997.

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

        Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates", and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions and should be read in conjunction with our MD&A and our consolidated financial statements and notes to consolidated financial statements included in Appendix C. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors" as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A. Risk Factors

         Global economic conditions may continue to cause a decline in business and consumer spending which could adversely affect our business and financial performance.

        Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, energy costs, healthcare costs, higher interest rates and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in business and consumer spending. Although there has been some recent improvement in some of these measures, the level of business and consumer spending is not where it was prior to the global recession. This decline has caused our same store sales to decrease for much of 2009. We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a continued decline in business and consumer spending.

         Our market is highly competitive and we may not be able to continue to compete successfully.

        The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart and Tesco, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, ink cartridge specialty stores, and other discount retailers. Our retail stores and delivery operations also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers.

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

         Our growth may strain our operations and we may not successfully integrate acquisitions to realize anticipated benefits.

        Our business has grown dramatically over the years. Although we expect our business to continue to grow organically and through strategic acquisitions, it will likely not grow at the rate experienced when we acquired Corporate Express. Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates have grown and changed, and we expect they will continue to grow and change over the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

        In addition, our long term strategy for growth, productivity and profitability depends on our ability to make appropriate strategic acquisitions, and integrate such acquisitions quickly and effectively. We must also operate to realize or achieve any expected synergies and cost savings related to such acquisitions. For example, we have not fully completed the integration of the Corporate Express acquisition. This integration has been and continues to be complex and time consuming. While we currently expect to realize the synergies and cost savings of the Corporate Express acquisition, if we fail to successfully integrate our past or future acquisitions or fail to realize the intended benefits of such acquisitions, our business may be adversely affected.

         We may be unable to continue to enter new markets successfully.

        An important part of our business plan is to increase our presence in new markets, which could include adding delivery operations or stores in new geographic markets or selling new products and services. For example, we plan to open approximately 50 new stores in 2010. For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

        Our expansion strategy also includes providing new products and service offerings. We may have limited experience in these newer markets such as technology services and such offerings may present new and difficult challenges. In addition, customers may not be familiar with our brand, we may not be familiar with local customer preferences or our competitors may have a larger, more established market presence. Even if we succeed in entering new markets, our sales or profit levels in newer activities may not be successful enough to recoup our investments in them and may reduce our overall profitability.

         Our expanding international operations expose us to risks inherent in foreign operations.

        We currently operate in 24 different countries outside the United States and plan to continue to grow internationally. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance to foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management's time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers' councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

        Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, and greater difficulty in enforcing intellectual property rights. Other factors that may also have an adverse impact on our international operations include limitations on the repatriation and investment of funds and foreign currency exchange restrictions, complex import and export schemes, increased local competition, unfavorable foreign trade policies, unstable political or economic conditions, and geopolitical events, including war and terrorism.

         Fluctuations in foreign exchange rates could lead to lower earnings.

        As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, particularly with Euros and Canadian dollars. Sales from our delivery operations and stores outside the U.S. are denominated in the currency of the country in which these operations or stores are located and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Additionally, merchandising agreements may also be denominated in the currency of the country where the vendor resides. Although we attempt to mitigate such risks, we may not be entirely successful in our strategy.

         We may be unable to attract and retain qualified associates.

        Our customers value courteous and knowledgeable associates, and an important part of our "Easy" brand strategy is a positive customer service experience. Accordingly, our performance depends on attracting and retaining a large number of qualified associates. We face intense competition for qualified associates. We face even tighter labor markets as we expand into emerging markets such as India and China. Many of our associates are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with local labor laws and regulations. If we are unable to attract and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

         Our quarterly operating results are subject to significant fluctuation.

        Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year with back-to-school, holiday, and back-to-business seasons when compared to the first half of our fiscal year. Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; severe weather; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

         Our effective tax rate may fluctuate.

        We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

         If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

        We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of January 30, 2010 was $2.54 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

        Our level of indebtedness combined with volatile financial markets may have significant consequences, including: restricting our growth; making us more vulnerable to a downturn in our business; making it more expensive to obtain future financing; limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, future acquisitions or other corporate purposes; restricting our flexibility to respond to changing market conditions; and limiting our ability to use operating cash flow in other areas of our business. As a result of our debt, we may also be placed at a competitive disadvantage against less leveraged competitors.

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

        Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In addition, merchandise quality issues could cause us to initiate voluntary or mandatory recalls for our proprietary branded products or other products we sell which may then damage our reputation. These and other issues affecting our vendors could adversely affect our business and financial performance.

         Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property and product liability claims.

        Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 23% of our sales in fiscal 2009. Our proprietary branded products compete with other manufacturers' branded items that we offer. Our proprietary branded product offerings also expose us to risk that third parties will assert infringement claims against us with respect to such products. The more proprietary brand product offerings we sell, the more this risk increases. In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

         Technological problems may impact our operations.

        We rely heavily on technology to sell and deliver our office products. Our ability to attract and retain customers, compete and operate effectively depends in part on a reliable and easy to use technology infrastructure. Any disruption to the Internet or our technology infrastructure, including those affecting our Web sites and computer systems, may cause a decline in our customer satisfaction, impact our sales volumes or result in increased costs. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage and upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business may be adversely affected.

         Our information security may be compromised.

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Staples associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

         Various legal proceedings, third party claims, investigations or audits may adversely affect our business and financial performance.

        We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not. For example, we recently entered into a national settlement for several class action lawsuits related to "wage and hour" claims.

        As our operations grow, we are subject to claims that the technology we use or the products we sell infringe intellectual property rights of third parties. Such claims, whether meritorious or not, involve significant managerial resources and can become costly. Generally, we have indemnification protections in our agreements which our vendors or licensors have historically honored; however, there are no assurances that such vendors or licensors will continue to do so in the future.

        In addition, we may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of these legal proceedings, third party claims, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings, third party claims, investigations or audits that could adversely affect our business and financial performance.

         Changes in federal, state or local regulations may increase our cost of doing business.

        We are subject to federal, state and local regulations. Last year in the U.S. there was a large number of new legislative and regulatory initiatives and reforms, and if such legislation is enacted, we may experience an increase in costs. Changes affecting our workforce such as raising the local minimum wage, laws encouraging unionization efforts among our associates, healthcare mandates, environmental regulations, and other wage or workplace regulations could increase our costs. In addition, proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate as described in more detail above.

 Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        As of January 30, 2010, we operated a total of 2,243 superstores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Belgium, Denmark, Germany, Ireland, The Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 125 distribution and fulfillment centers in 29 states in the United States, 8 provinces in Canada, and in Austria, Belgium, Denmark, France, Germany, Ireland, Italy, The Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia. The following table sets forth the locations of our facilities as of January 30, 2010.

RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores
United States
Alabama	12
Arizona	44
Arkansas	8
California	216
Colorado	21
Connecticut	38
Delaware	7
District of Columbia	3
Florida	97
Georgia	39
Idaho	9
Illinois	53
Indiana	32
Iowa	15
Kansas	4
Kentucky	17
Louisiana	1
Maine	13
Maryland	45
Massachusetts	77
Michigan	43
Minnesota	6
Mississippi	2
Missouri	10
Montana	8
Nebraska	4

Nevada	5
New Hampshire	22
New Jersey	90
New Mexico	10
New York	140
North Carolina	51
North Dakota	2
Ohio	61
Oklahoma	17
Oregon	20
Pennsylvania	94
Rhode Island	10
South Carolina	20
South Dakota	1
Tennessee	21
Texas	55
Utah	13
Vermont	7
Virginia	42
Washington	30
West Virginia	5
Wisconsin	11
Wyoming	4

Total United States	1,555

Canada
Alberta	36
British Columbia	42
Manitoba	9
New Brunswick	10
Newfoundland	3
Nova Scotia	12
Northwest Territories	1
Ontario	120
Prince Edward Island	2
Quebec	71
Saskatchewan	9
Yukon	1

Total Canada	316
Belgium	6
Denmark	1
Germany	58
Ireland	1
The Netherlands	47
Norway	21
Portugal	35
Sweden	22
United Kingdom	137
China	22
Argentina	2
Australia	20

 DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers
United States
Arizona	1
Arkansas	1
California	7
Colorado	2
Connecticut	2
Delaware	1
Florida	2
Georgia	2
Idaho	1
Illinois	3
Indiana	1
Iowa	1
Kansas	1
Maryland	2
Massachusetts	2
Michigan	1
Minnesota	2
Missouri	2
New Jersey	2
New York	2
North Carolina	2

Ohio	2
Oregon	3
Pennsylvania	2
South Carolina	1
Tennessee	1
Texas	6
Washington	1
Wisconsin	2

Total United States	58
Canada
Alberta	3
British Columbia	2
Halifax	1
Manitoba	1
Newfoundland	1
Nova Scotia	1
Ontario	2
Quebec	2

Total Canada	13
Austria	1
Belgium	2
Denmark	1
France	2
Germany	3
Ireland	1
Italy	1
The Netherlands	2
Norway	3
Poland	1
Portugal	1
Spain	1
Sweden	2
United Kingdom	5
China	5
Argentina	1
Brazil	1
Australia	21

        Most of the existing facilities, including those acquired in connection with our acquisition of Corporate Express, are leased by us with initial lease terms expiring between 2010 and 2024. In most instances, we have renewal options at increased rents. Leases for 170 of the existing stores provide for contingent rent based upon sales.

        We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        From time to time, we may be subject to routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

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

	High	Low
Fiscal Year Ended January 30, 2010
First Quarter	$22.20	$14.35
Second Quarter	21.95	18.72
Third Quarter	23.55	20.88
Fourth Quarter	26.00	21.43
Fiscal Year Ended January 31, 2009
First Quarter	$24.09	$20.52
Second Quarter	25.85	20.10
Third Quarter	26.57	13.57
Fourth Quarter	20.00	14.09

Cash Dividend

        Since 2004, we have returned cash to our stockholders through a cash dividend. During fiscal 2009, we paid quarterly dividends of $0.0825 per share of our outstanding common stock on April 10, 2009, July 10, 2009, October 15, 2009 and January 14, 2010, resulting in dividends paid of $0.33 per share on an annualized basis. During fiscal 2008, we paid an annual cash dividend of $0.33 per share on April 17, 2008.

        Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends for 2010 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2005 through 2009 fiscal years, assuming the investment of $100.00 on January 29, 2005 with dividends being reinvested.

TOTAL RETURN TO STOCKHOLDERS

	29-Jan-05	28-Jan-06	3-Feb-07	2-Feb-08	31-Jan-09	30-Jan-10
Staples, Inc.	$100.00	$111.22	$125.50	$114.82	$77.58	$115.98
S&P 500 Index	$100.00	$110.38	$126.40	$123.48	$75.78	$100.89
S&P Retail Index	$100.00	$109.06	$124.21	$106.26	$67.18	$107.04

Issuer Purchases of Equity Securities

        During the first quarter of 2008, we suspended our share repurchase program in connection with the funding of our acquisition of Corporate Express. Therefore, there were no share repurchases during the fourth quarter of fiscal 2009. Although share repurchases are temporarily suspended, we have $1.01 billion of authorization remaining under our current share repurchase program.

Other Information

        For information regarding securities authorized for issuance under our equity compensation plans, please see Note J in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

        At February 26, 2010, we had 5,777 holders of record of our common stock.

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

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 30, 2010, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 30, 2010, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

    Our management assessed the effectiveness of Staples' internal controls over financial reporting as of January 30, 2010. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of January 30, 2010, the Company has maintained, in all material respects, effective internal control over financial reporting based on those criteria.

    The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of January 30, 2010, stated in its reports which are included herein.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

    Board of Directors and Shareholders
    Staples, Inc.

            We have audited Staples, Inc.'s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

            In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010 of Staples, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

    Boston, Massachusetts
    March 1, 2010

  (c)   Changes in Internal Control Over Financial Reporting

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

Item 10. Directors, Executive Officers and Corporate Governance

        Certain information required by this Item is contained under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings "Proposal 1—Election of Directors" and "Corporate Governance" in our Proxy Statement, which sections are incorporated herein by reference.

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

Item 11. Executive Compensation

        The information required by this Item will appear under the headings "Corporate Governance", "Director Compensation", and "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our Proxy Statement, which sections are incorporated herein by reference.

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

  (a)
  Index to Consolidated Financial Statements.

1.
Financial Statements.    The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—January 30, 2010 and January 31, 2009.

•
Consolidated Statements of Income—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

•
Consolidated Statements of Stockholders' Equity—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

•
Consolidated Statements of Cash Flows—Fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

•
Notes to Consolidated Financial Statements.

2.
Financial Statement Schedules.

•
Schedule II—Valuation and Qualifying Accounts.

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

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RONALD L. SARGENT Ronald L. Sargent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 1, 2010
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	March 1, 2010
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	March 1, 2010
/s/ JUSTIN KING Justin King	Director	March 1, 2010
/s/ CAROL MEYROWITZ Carol Meyrowitz	Director	March 1, 2010
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	March 1, 2010
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director	March 1, 2010
/s/ ELIZABETH A. SMITH Elizabeth A. Smith	Director	March 1, 2010

Signature	Capacity	Date

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	March 1, 2010
/s/ VIJAY VISHWANATH Vijay Vishwanath	Director	March 1, 2010
/s/ PAUL F. WALSH Paul F. Walsh	Director	March 1, 2010
/s/ JOHN J. MAHONEY John J. Mahoney	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 1, 2010
/s/ CHRISTINE T. KOMOLA Christine T. Komola	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2010

 APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 30, 2010(2) (52 weeks)	January 31, 2009(3) (52 weeks)	February 2, 2008(4) (52 weeks)	February 3, 2007(5) (53 weeks)	January 28, 2006 (52 weeks)
Statement of Income Data:
Sales	$24,275,451	$23,083,775	$19,372,682	$18,160,789	$16,078,852
Gross profit	6,473,903	6,246,936	5,550,671	5,194,001	4,582,618
Net income	738,671	805,264	995,670	973,677	784,117
Basic earnings per common share:	1.04	1.15	1.41	1.35	1.07
Diluted earnings per common share:	1.02	1.13	1.38	1.32	1.04
Dividends	$0.33	$0.33	$0.29	$0.22	$0.17
Statistical Data:
Stores open at end of period	2,243	2,218	2,038	1,884	1,780
Balance Sheet Data:
Working capital	$2,392,448	$951,704	$1,945,484	$1,642,980	$1,664,637
Total assets	13,717,334	13,073,055	9,036,344	8,397,265	7,732,720
Total long-term debt, less current portion	2,500,329	1,968,928	342,169	316,465	527,606
Noncontrolling interest(1)	83,054	58,224	10,227	9,109	4,335
Stockholders' equity(1)	$6,854,940	$5,622,431	$5,728,234	$5,030,774	$4,485,936

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

(1)
Stockholders' equity for all years presented has been restated to include the portion attributed to the noncontrolling interest to conform with ASC Topic 810.

(2)
Results of operations for this period reflect $84.2 million ($55.2 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express and a $42.0 million ($27.5 million, net of taxes) charge related to the settlement of retail wage and hour class action lawsuits.

(3)
Results of operations for this period reflect $173.5 million ($113.7 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express. The results of Corporate Express have been included since its acquisition in July 2008.

(4)
Results of operations for this period reflect a $38.0 million ($24.3 million, net of taxes) charge related to the settlement of California wage and hour class action litigation.

(5)
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

A-1

 APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

        Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal 2009 ("2009") consisted of the 52 weeks ended January 30, 2010, fiscal year 2008 ("2008") consisted of the 52 weeks ended January 31, 2009 and fiscal year 2007 ("2007") consisted of the 52 weeks ended February 2, 2008.

Acquisition of Corporate Express

        In July 2008, we acquired Corporate Express N.V. ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock.

        At the time the tender offer was fully settled on July 23, 2008, we had acquired more than 99% of the outstanding capital stock of Corporate Express. We have worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. We, along with the other parties to the "squeeze out" procedure, have submitted our respective arguments to the Dutch court and are awaiting a decision. While we do not know the exact date that the Dutch court will render a judgment, we anticipate that a judgment will be rendered prior to the end of the first quarter of 2010. There is, however, no guarantee that the court will render a judgment before such time.

        In July 2008, we also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express. The aggregate cash purchase price for the capital stock of Corporate Express and for the repayment of most of Corporate Express' debt was 2.8 billion Euros (approximately $4.4 billion, net of cash acquired).

        The operating results of Corporate Express have been included in our consolidated financial statements since July 2, 2008, the date we declared the terms of the tender offer unconditional. The Corporate Express results are reported in our North American Delivery and International Operations for segment reporting.

        In connection with this acquisition, we allocated assets of $3.48 billion, $3.47 billion and $284 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $284 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

Results of Operations

        We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance. Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States ("US GAAP") and as adjusted for certain items as noted in the reconciliation tables below. Management uses adjusted net income, among other standards, to measure operating performance. We have added this information because we believe it helps in understanding the results of our operations on a comparative basis. This adjusted information supplements, and is not intended to represent, a measure of performance in accordance with disclosures required by US GAAP.

        Also, in order to enhance comparability between our 2008 and 2007 results, certain operational measures are accompanied by a presentation of such measure after removing the impact of the Corporate Express acquisition. Management used such adjusted operational measures in the initial post acquisition period to evaluate our pre-acquisition operating results against prior year results and our operating plan. As previously announced in the first quarter of 2009, because of the progress of the integration of the two businesses and the difficulty in accurately isolating the impact of Corporate Express operations on our business, we have not provided detailed financial information or any related discussion of our business after removing the impact of Corporate Express when comparing the 2009 and 2008 results.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Overview

        Major contributors to our 2009 results, as compared to the results for 2008, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

  •
  On a consolidated basis, we generated $24.3 billion in sales, with sales growth of 5.2%, primarily due to the inclusion of non-comparable sales for Corporate Express.

  •
  North American Delivery's business unit income rate decreased to 8.2% from 9.0% primarily due to the inclusion of the full year results of Corporate Express, whose business unit income rate was lower than our pre-existing business.

  •
  North American Retail's comparable store sales declined 2% driven by lower average order size partially offset by positive customer traffic. North America Retail's business unit income rate increased to 8.3% from 8.1% driven by expense improvements.

  •
  International Operations' business unit income rate decreased to 2.3% from 3.3%, reflecting losses in China and in our European printing systems businesses.

  •
  We now operate 2,243 stores worldwide, with a net addition of 25 stores in 2009.

  •
  Operating cash flow increased to $2.08 billion from $1.69 billion.

        While maintaining our focus on expense control, we are also continuing to invest in strategic initiatives to drive our long-term success, including:

  •
  Cross-channel initiatives to encourage customers to spend more overall by shopping both our delivery and retail channels;

  •
  "Share of wallet" initiatives to sell a broader array of non-core office products to our customers, including technology products and services, facility and break room supplies, copy and print services and promotional products; and

  •
  Continued differentiation through the expansion of our own brand product line.

        Our commitment to customer service supports each of these strategic initiatives and is a key component of our long-term success. For our customer service programs, our North American and European delivery businesses are focused on the "Perfect Order" program to improve product availability, ensure accuracy of orders, improve warehouse performance and productivity of our delivery fleet, and reduce product returns, resulting in fewer trips per order and higher customer satisfaction and retention. In our North American Retail business, our selling models are designed to train associates to provide solutions for small business customers and drive attachment selling, while also rewarding store associates who provide great customer service.

Outlook

        Our expectations for 2010 assume a gradual economic recovery extending throughout the year. For the first quarter of 2010, we expect sales to increase in the mid single-digits compared to the same period of 2009 and for the full year 2010, we expect total company sales to increase in the low single-digits compared to full year 2009. We expect to achieve diluted earnings per share, on a GAAP basis and an adjusted diluted earnings per share for the first quarter and full year 2010 as follows:

	First Quarter 2010	Full Year 2010
Diluted earnings per share, on a GAAP basis	$0.22 to $0.24	$1.18 to $1.28
Impact of integration and restructuring costs per share	0.03	0.05

Adjusted earnings per share	$0.25 to $0.27	$1.23 to $1.33

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        We expect to incur the following expenses during the first quarter and full year 2010:

	First Quarter 2010	Full Year 2010
Depreciation expense	$115 million to $125 million	$470 million to $490 million
Net interest expense	$55 million to $60 million	$225 million to $235 million
Amortization of intangibles	$15 million to $20 million	$65 million to $75 million
Integrated and restructuring costs	$25 million to $30 million	$50 million to $60 million

        As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to publicly update any of the forward looking statements above.

Consolidated Performance:

2009 Compared with 2008

        Net income attributed to Staples, Inc. for 2009 was $738.7 million or $1.02 per diluted share compared to $805.3 million or $1.13 per diluted share for 2008, which includes the results of the Corporate Express business acquired on July 2, 2008. Our results for 2009 and 2008 include integration and restructuring costs and a settlement for wage and hour class action lawsuits in 2009. A reconciliation of net income adjusted to remove these items, net of taxes, is shown below (amounts in thousands, except per share data):

	2009		2008
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$738,671	$1.02	$805,264	$1.13
Adjustments, net of taxes(1):
Integration and restructuring costs(2)	55,180	0.08	113,658	0.16
Retail wage and hour settlement(3)	27,510	0.04	—	—

Adjusted net income	$821,361	$1.14	$918,922	$1.29

(1)
The tax effect of all adjustments is based on our effective tax rate, 34.5%.

(2)
See Note C to the Notes to the Consolidated Financial Statements.

(3)
See Note H to the Notes to the Consolidated Financial Statements.

        Our 2009 results reflect our continued focus on our strategy of driving profitable sales growth, improving profit margins and increasing asset productivity. We continue to work to deliver on our "Easy" brand promise to make buying office products easy for our customers in order to differentiate us from our competitors. Our commitment to customer service, customer acquisition and retention efforts, reducing expenses, focused integration of Corporate Express and managing working capital and capital spending were key contributors to sustaining our performance, despite the negative impact of a weakened economy on our customers and our sales growth.

        Sales:    Sales for 2009 were $24.3 billion, an increase of 5.2% from 2008. Our sales growth is mainly attributed to non-comparable sales from our acquisition of Corporate Express. This sales growth was partially offset by lower sales to existing customers in our delivery businesses and, to a much lesser extent, a decrease in comparable store sales in our retail businesses on lower average order size and the negative impact of foreign exchange rates of $80.4 million.

        Gross Profit:    Gross profit as a percentage of sales was 26.7% for 2009 compared to 27.1% for 2008. The decrease in gross profit rate primarily reflects the inclusion of the full year results of Corporate Express, whose gross profit rate was lower than our pre-existing businesses and, to a lesser extent, an unfavorable product mix as customers purchased fewer discretionary products with higher margins, partially offset by increased buying synergies.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses as a percentage of sales for 2009 were 20.2% compared to 20.1% for 2008. This increase was primarily driven by an increase in incentive

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

compensation and, to a lesser extent, the settlement of several retail wage and hour class action lawsuits. This increase was partially offset by the inclusion of the full year results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses and, to a lesser extent, reduced marketing expense.

        Integration and Restructuring Costs:    Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with our pre-existing business and the consolidation of certain operations of the combined company. Integration and restructuring costs were $84.2 million for 2009 and $173.5 million for 2008. Integration and restructuring costs for 2009 included $46.1 million of consulting and other costs, a $30.5 million charge for severance and retention, and a $7.6 million charge for facility closures and other asset write-downs. Integration and restructuring costs for 2008 include a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with our European catalog business. The tradename write-down was the result of our decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, the legacy brands used in our European catalog business. Integration and restructuring costs for 2008 also include a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition and $23.4 million of consulting and other costs.

        Amortization of Intangibles:    Amortization of intangibles was $100.1 million for 2009 compared to $70.3 million for 2008. Amortization expense reflects the amortization of certain tradenames, customer relationships and non-competition agreements. Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $69.1 million for 2009 compared to $50.8 million for 2008.

        Interest Income:    Interest income decreased to $6.1 million for 2009 from $28.5 million for 2008. The decrease in interest income for 2009 was the result of a reduction in interest rates and our average cash balance, resulting from the use of cash to acquire Corporate Express.

        Interest Expense:    Interest expense increased to $237.0 million for 2009 from $149.8 million for 2008. The increase in interest expense for 2009 was primarily due to borrowings under our January 2014 Notes and our April 2011 Notes which was partially offset by decreases in interest expense associated with our commercial paper program, our Revolving Credit Facility and our 2008 Agreement (each as defined in "Sources of Liquidity") relating to our acquisition of Corporate Express. We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations. Excluding the impact of our interest rate swap agreements, interest expense would have been $245.2 million for 2009 compared to $152.1 million for 2008.

        Miscellaneous Income (Expense):    Miscellaneous income was $4.5 million for 2009 compared to miscellaneous expense of $7.6 million for 2008. Miscellaneous income (expense) primarily reflects foreign exchange gains and losses recorded in the respective periods.

        Income Taxes:    Our effective tax rate was 34.5% for 2009 and 2008. A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income was as follows:

	2009	2008
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	2.9	2.5
Effect of foreign taxes	(3.4)	(2.9)
Tax credits	(0.7)	(0.4)
Other	0.7	0.3

Effective tax rate	34.5%	34.5%

        The effective tax rate in any year is impacted by the geographic mix of earnings. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $602.7 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

2008 Compared with 2007

        Net income attributed to Staples, Inc. for 2008 was $805.3 million or $1.13 per diluted share compared to $995.7 million or $1.38 per diluted share for 2007. Our results for 2008 included the results of the newly acquired Corporate Express business since the acquisition on July 2, 2008 and related integration and restructuring costs. Our results for 2007 included a settlement related to California wage and hour class action litigation. A reconciliation of net income adjusted to remove these items, net of taxes, is shown below (amounts in thousands, except per share data).

	2008		2007
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$805,264	$1.13	$995,670	$1.38
Adjustments, net of taxes(1):
Integration and restructuring costs(2)	113,658	0.16	—	—
California wage and hour settlement(3)	—	—	24,320	0.04

Adjusted net income	$918,922	$1.29	$1,019,990	$1.42

(1)
The tax effect of all adjustments is based on our effective tax rate, 34.5%.

(2)
See Note C to the Notes to the Consolidated Financial Statements.

(3)
See Note H to the Notes to the Consolidated Financial Statements.

        Sales:    Sales for 2008 were $23.1 billion, an increase of 19.2% from 2007 sales. Our sales growth for 2008 reflected sales of $4.2 billion from the Corporate Express business. Excluding the sales from Corporate Express, sales decreased 2.7% for 2008. The 2.7% decline in sales in 2008 was substantially driven by a decrease in comparable store sales in our retail businesses, partially offset by sales from new stores. In 2008, foreign exchange rates did not have a material impact on sales.

        Gross Profit:    Gross profit as a percentage of sales was 27.1% for 2008 and 28.7% for 2007. The gross profit rate for 2008 was negatively impacted by 1.5% due to the inclusion of the results of Corporate Express, whose gross profit rate is lower than our pre-existing businesses. The remaining slight decrease in gross profit rate for 2008 was the result of deleverage in fixed occupancy costs on a decrease in comparable store sales offset by improved product margins and, to a lesser extent, supply chain improvements.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses were 20.1% of sales for 2008 and 20.6% for 2007. Selling, general and administrative expenses as a percentage of sales for 2008 included a 0.9% improvement related to the inclusion of the results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses. The net increase in selling, general and administrative expenses for 2008 from 2007, excluding the improvement from Corporate Express, primarily reflected deleverage in labor, partially offset by reduced marketing expenses and, to a lesser extent, the $38.0 million charge related to the California wage and hour class action lawsuits included in 2007. These results continued to reflect our ongoing focus on expense control in a challenging economic environment.

        Integration and Restructuring Costs:    Integration and restructuring costs were $173.5 million for 2008. Included in integration and restructuring costs was a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with our European catalog business, a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition and $23.4 million of consulting and other costs.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        Amortization of Intangibles:    Amortization of intangibles was $70.3 million in 2008 and $15.7 million in 2007, reflecting the amortization of certain tradenames, customer relationships and noncompetition agreements. Amortization expense relating to the intangibles resulting from our acquisition of Corporate Express for 2008 was $50.8 million.

        Interest Income:    Interest income decreased to $28.5 million in 2008 from $46.7 million in 2007. The decrease in interest income for 2008 was primarily due to a decrease in our average cash and short-term investment portfolio resulting from our acquisition of Corporate Express, combined with a decrease in interest rates.

        Interest Expense:    Interest expense was $149.8 million in 2008 compared to $38.3 million in 2007. The increase in interest expense for 2008 was primarily due to borrowings under our commercial paper program, our 2008 Agreement, our Revolving Credit Facility and the 2008 Term Credit Facility (each as defined in "Sources of Liquidity") relating to our July 2008 acquisition of Corporate Express, slightly offset by the impact of the repayment of our $200.0 million 7.125% notes in August 2007. Excluding the impact of our interest rate swap agreements, interest expense would have been $152.1 million for 2008 and $36.0 million for 2007.

        Miscellaneous Expense:    Miscellaneous expense was $7.6 million for 2008 and $2.2 million for 2007. These amounts primarily reflected foreign exchange gains and losses recorded in the respective periods.

        Income Taxes:    Our effective tax rate was 34.5% for 2008 and 36.0% for 2007. The decrease in the effective tax rate from 2007 to 2008 was due to geographical changes in the mix of earnings. A reconciliation of the federal statutory rate to our effective tax rate on historical net income is as follows:

	2008	2007
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	2.5	2.9
Effect of foreign taxes	(2.9)	(2.7)
Tax credits	(0.4)	(0.2)
Other	0.3	1.0

Effective tax rate	34.5%	36.0%

Segment Performance

        We have three reportable segments: North American Delivery, North American Retail and International Operations. Staples' North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill. The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units (including Corporate Express) that sell and deliver office products and services directly to customers and businesses and operate office products stores in 23 countries in Europe, Asia, Australia and South America. Additional geographic information about our sales is provided in Note N in the Notes to the Consolidated Financial Statements.

        In connection with our acquisition of Corporate Express, we allocated assets of $3.48 billion, $3.47 billion and $284 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $284 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

        The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years. Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

reconciliation of total segment income to consolidated income before income taxes and minority interest in Note N in the Notes to the Consolidated Financial Statements):

	(Amounts in thousands)
				2009 Increase (Decrease) From Prior Year	2008 Increase (Decrease) From Prior Year
Sales	2009	2008	2007
North American Delivery	$9,640,390	$8,929,924	$6,614,202	8.0%	35.0%
North American Retail	9,364,190	9,489,510	10,020,941	(1.3)%	(5.3)%
International Operations	5,270,871	4,664,341	2,737,539	13.0%	70.4%

Total Segment Sales	$24,275,451	$23,083,775	$19,372,682	5.2%	19.2%

	(Amounts in thousands)
				2009 % of Sales	2008 % of Sales	2007 % of Sales
Business Unit Income	2009	2008	2007
North American Delivery	$786,723	$802,523	$712,558	8.2%	9.0%	10.8%
North American Retail	774,529	769,695	949,038	8.3%	8.1%	9.5%
International Operations	122,028	153,886	97,996	2.3%	3.3%	3.6%

Business Unit Income	$1,683,280	$1,726,104	$1,759,592	6.9%	7.5%	9.1%
Stock-based compensation	(174,691)	(180,652)	(173,343)	(0.7)%	(0.8)%	(0.9)%

Total Segment Income	$1,508,589	$1,545,452	$1,586,249	6.2%	6.7%	8.2%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Net Stores Acquired	Stores Closed	Stores Open at End of Period
2009	North American Retail	1,835	48	—	12	1,871
2009	International Operations	383	8	—	19	372

2009	Total	2,218	56	—	31	2,243

2008	North American Retail	1,738	106	—	9	1,835
2008	International Operations	300	15	77	9	383

2008	Total	2,038	121	77	18	2,218

2007	North American Retail	1,620	120	—	2	1,738
2007	International Operations	264	27	12	3	300

2007	Total	1,884	147	12	5	2,038

North American Delivery

2009 Compared with 2008

        Sales increased 8.0% for 2009. This increase was the result of non-comparable sales from our acquisition of Corporate Express and, to a much lesser extent, the impact of our customer acquisition and retention efforts, which was partially offset by lower spend from existing customers.

        Business unit income as a percentage of sales decreased to 8.2% in 2009 from 9.0% in 2008. The decrease in business unit income as a percentage of sales for 2009 was primarily due to the inclusion of the full year results of Corporate Express, whose business unit income rate was lower than our pre-existing business. The decrease also reflects an unfavorable product mix as customers purchased fewer discretionary products with higher margins and, to a lesser extent, increased incentive compensation. These items were partially offset by buying synergies and, to a lesser extent, reduced marketing expense and improvements in supply chain productivity.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2008 Compared with 2007

        Sales increased 35.0% in 2008. Excluding non-comparable sales from Corporate Express of $2.3 billion, sales would have decreased 0.3% for 2008. The slight decline in sales in 2008 reflected lower sales to existing customers substantially offset by the impact of our customer acquisition and retention efforts.

        Business unit income as a percentage of sales decreased to 9.0% in 2008 from 10.8% in 2007. Business unit income as a percentage of sales for 2008 was reduced by 2.1% due to the inclusion of results of Corporate Express, whose business unit income rate is lower than our pre-existing business. Excluding the impact of Corporate Express for 2008, the increase in business unit income primarily reflected reduced marketing expense and, to a lesser extent, gross profit improvements driven equally by supply chain and product margin improvements.

North American Retail

2009 Compared with 2008

        Sales decreased 1.3% for 2009. This decrease was primarily driven by a 2% decrease in comparable store sales, reflecting lower average order size. The decrease also reflects the negative impact of foreign exchange rates of $60.3 million, partially offset by slightly positive customer traffic and non-comparable sales for new stores opened in the past twelve months. Our comparable store sales decrease for 2009 reflects a significant decline in durable products, partially offset by a slight increase in consumables. The decline in durables was driven by business machines and furniture partially offset by positive performance in computers. The slight increase in consumables reflects positive performance in ink and toner and technology services substantially offset by core office supplies.

        Business unit income as a percentage of sales increased to 8.3% for 2009 from 8.1% for 2008. The slight increase in 2009 primarily reflects expense improvements in marketing and, to a lesser extent, supply chain improvements and our focus on expense control partially offset by an increase in incentive compensation and, to a lesser extent, deleverage in fixed occupancy costs.

2008 Compared with 2007

        Sales decreased 5.3% in 2008. The decrease in sales for 2008 primarily reflected a 9% decrease in comparable stores sales and the negative impact of foreign exchange rates of $55.5 million, partially offset by non-comparable sales for new stores opened in the past twelve months. Our comparable store sales decrease in 2008 reflected a significant decline in the performance of non-consumable products, including business machines, furniture and computer peripherals, followed by a modest decline in consumables, which was driven by core office supplies. Our decrease in consumable sales in 2008 was slightly offset by positive performance in ink and toner.

        Business unit income as a percentage of sales decreased to 8.1% in 2008 from 9.5% in 2007. The decrease for 2008 primarily reflected deleverage in fixed occupancy costs resulting from a decrease in comparable store sales and, to a lesser extent, deleverage in labor as we focused on maintaining our customer service standards. These negative factors were partially offset by increased product margin rates and to a lesser extent, in order of magnitude, reduced marketing spend, supply chain improvements and our focus on expense control.

International Operations

2009 Compared with 2008

        Sales increased 13.0% for 2009. This increase was the result of non-comparable sales from our acquisition of Corporate Express partially offset by lower sales in our Europe delivery businesses and in China, and, to a lesser extent, a 9% decrease in comparable store sales in Europe and the negative impact of foreign exchange rates of $24 million.

        Business unit income as a percentage of sales decreased to 2.3% for 2009 from 3.3% for 2008. The decrease for 2009 reflects deleverage of fixed expenses on lower sales volume in our pre-existing businesses, increased losses in China and losses in our printing systems business. These decreases were slightly offset by buying synergies as well as the inclusion of Corporate Express whose business unit income was higher than our pre-existing businesses and, to a lesser extent, improvements in marketing expense.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2008 Compared with 2007

        Sales increased 70.4% in 2008. Excluding non-comparable sales from Corporate Express of $1.9 billion for 2008, sales would have increased 0.8% in 2008. The increase for 2008 was the result of, in order of magnitude, non-comparable sales for new stores opened in the past twelve months, organic growth from our delivery businesses, and the positive impact of foreign exchange rates of $26.6 million. These three factors were substantially offset by a 5% decrease in comparable store sales in Europe.

        Business unit income as a percentage of sales decreased to 3.3% in 2008 from 3.6% in 2007. The decrease for 2008 benefited by 0.1% due to the inclusion of the results of Corporate Express, whose business unit income was higher than our pre-existing business. The decrease excluding the impact of Corporate Express primarily reflected increased losses in China substantially offset by improvement in product margin rates due to product mix, better buying and selling a broader assortment of our own brand products in our European businesses and, to a lesser extent, supply chain improvements and our focus on expense control.

Stock-Based Compensation

        Stock-based compensation includes expenses associated with the issuance of restricted shares, stock options and performance share awards and our employee stock purchase plans.

2009 Compared with 2008

        Stock-based compensation decreased to $174.7 million in 2009 from $180.7 million in 2008. This decrease was primarily related to changes in the mix of equity awards granted, with the most significant change related to the Staples' Employees' 401(k) Savings Plan (the "401(k) Plan"). Prior to fiscal 2009, our contributions to the 401(k) Plan were made in the form of common stock, beginning in 2009, these contributions are made in cash, and therefore, are now classified within business unit income.

2008 Compared with 2007

        Stock-based compensation increased to $180.7 million in 2008 from $173.3 million in 2007. This increase was primarily related to changes in the mix of equity awards granted.

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

        Impairment of Goodwill and Indefinite Lived Intangible Assets:    We review goodwill and other intangible assets that have indefinite lives for impairment annually and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to allocate goodwill and conduct impairment testing at a business unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. The key assumptions used in the discounted cash flow approach include:

  •
  The reporting unit's five year projections of financial results, except in the emerging markets which is ten years, which were based on our long-range plans at constant foreign exchange rates. The ten year projections are based on management's expectations of the development time for emerging markets. Sales growth and operating profit rates represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions.

  •
  The projected terminal value, which is used to determine the total present value of projected cash flows beyond the last period in the discounted cash flow analysis. This value is based on several factors, including the maturity of the business, market opportunity, local economic factors and future growth plans.

  •
  The discount rate is set using a weighted average cost of capital method that considers market and industry data as well as our specific risk factors.

        Based on our calculations this year, the fair value of all reporting units adequately exceeded their respective carrying values. The underlying assumptions used in the fair value calculations, as discussed above, represent our best estimate. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

        Income Taxes:    The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reported date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest is accrued, where applicable. We recognize net tax-related interest and penalties in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

        We record deferred tax assets for timing differences related to tax payments. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

New Accounting Pronouncements

        In June 2009, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification ("ASC") and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (the "Codification") (ASC Topic 105). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

periods ending after September 15, 2009. As a result of the adoption of this pronouncement, this Annual Report on Form 10-K for the year ending January 30, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. Accordingly, all accounting references have been updated and SFAS references have been replaced with ASC references if the SFAS has been adopted into the Codification. The adoption of the Codification had no impact on our consolidated financial condition, results of operations or cash flows.

        In December 2008, an accounting pronouncement was issued relating to employers' disclosures about post-retirement benefit plan assets which requires a company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets (ASC Topic 715). This pronouncement is effective for financial statements issued for fiscal years ending after December 15, 2009. We adopted this pronouncement as of January 30, 2010. As this pronouncement relates specifically to disclosures, the adoption had no impact on our consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, we adopted the accounting pronouncement related to fair value measurement of our nonfinancial assets and liabilities (ASC Topic 820). On February 3, 2008, we adopted the accounting pronouncement related to fair value measurement for our financial assets and liabilities. The adoption of these pronouncements had no impact on our consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, we adopted the revised accounting pronouncement relating to business combinations (ASC Topic 805), including assets acquired and liabilities assumed arising from contingencies. This pronouncement requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. This pronouncement also amends the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies. In addition, with the adoption of this pronouncement, changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill. This adoption had no impact on our consolidated financial condition, results of operations or cash flows. Furthermore, we do not expect this pronouncement to have a material impact on our future income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations.

        On February 1, 2009, we adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements (ASC Topic 810). This pronouncement requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity and changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. This pronouncement required retrospective application to all prior periods presented. The adoption of this pronouncement impacted our presentation of minority interests on the consolidated balance sheets, statements of income and statements of stockholders' equity but had no impact on our consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, we adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities, which requires disclosure regarding how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows (ASC Topic 815). As this pronouncement relates specifically to disclosures, the adoption of this pronouncement had no impact on our consolidated financial condition, results of operations or cash flows.

        In June 2009, an accounting pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (ASC Topic 860). This pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009. We will adopt this pronouncement as of January 31, 2010. We do not expect this pronouncement will have any impact on our consolidated financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009. We will adopt this pronouncement as of January 31, 2010. We do not expect this pronouncement will have any impact on our consolidated financial condition, results of operations or cash flows.

        On August 1, 2009, we adopted prospectively the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued (ASC Topic 855). The implementation of this standard did not have any impact on our consolidated financial statements. Subsequent events through March 1, 2010 have been evaluated for disclosure and recognition.

        In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We will adopt this pronouncement as of January 30, 2011. We are currently evaluating the potential impact, if any, of the adoption on our consolidated financial condition, results of operations and cash flows.

Liquidity and Capital Resources

Cash Flows

2009 Compared with 2008

        Cash provided by operations was $2.08 billion in 2009 and $1.69 billion in 2008. The increase in operating cash flow from 2008 to 2009 is primarily due to improvements in working capital including reductions in income tax payments resulting from the use of net operating losses associated with the Corporate Express acquisition, partially offset by a reduction in net income adjusted for non-cash expenses.

        Cash used in investing activities was $313.2 million in 2009 compared to $4.73 billion in 2008. The decrease from 2009 to 2008 is primarily due to the July 2008 acquisition of Corporate Express for 2.8 billion Euro (approximately $4.4 billion, net of cash acquired).

        Cash used in financing activities was $1.04 billion in 2009 compared to cash provided by financing activities of $2.51 billion in 2008. The change in cash from financing activities from 2008 to 2009 is primarily related to the repayment or refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition. In 2009, our financing activities primarily consisted of repayments made on our Commercial Paper Program, as defined below, and the termination of our 2008 Agreement, as defined below, offset by the proceeds from our $500 million aggregate principal notes due April 1, 2011 (the "April 2011 Notes"). In 2008, our financing cash flows primarily consisted of the proceeds from the financing of our acquisition of Corporate Express.

2008 Compared with 2007

        Cash provided by operations was $1.69 billion in 2008 and $1.36 billion in 2007. The increase in operating cash flow from 2007 to 2008 is primarily due to an increase in net income adjusted for non-cash expenses, combined with an improvement in working capital.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        Cash used in investing activities was $4.73 billion in 2008 and $217.7 million in 2007. The change from 2007 to 2008 is primarily due to the acquisition of Corporate Express.

        Cash provided by financing activities was $2.51 billion in 2008 and cash used in financing activities was $966.2 million in 2007. The change in cash from financing activities from 2007 to 2008 is primarily related to the proceeds received in 2008 from the financing of our acquisition of Corporate Express combined with the repayment of our $200 million 7.125% notes due in August 2007. In addition, under our share repurchase program, we repurchased 2.8 million shares for $65.0 million in 2008 compared to 31.6 million shares for $750.0 million in 2007. Beginning in the first quarter of 2008, we suspended our share repurchase program in connection with the financing of our acquisition of Corporate Express, and as a result, there were no further repurchases of the our common stock under this share repurchase program. We have $1.01 billion authorization remaining under the share repurchase program.

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our Revolving Credit Facility, as defined below, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. At January 30, 2010, we had $2.60 billion in total cash and funds available through credit agreements, which consisted of $1.18 billion of available credit and $1.42 billion of cash and cash equivalents.

        A summary, as of January 30, 2010, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
April 2011 Notes	$—	$500,000	$—	$500,000	$—	$—
Revolving Credit Facility effective through October 2011	750,000	—	—	—	—	—
October 2012 Notes	—	325,000	—	325,000	—	—
January 2014 Notes	—	1,500,000	—	—	1,500,000	—
Commercial Paper Program(2)	—	—	—	—	—	—
May 2009 Securitization Program	300,000	—	—	—	—	—
Lines of credit	134,774	9,989	9,989	—	—	—
Other notes and capital leases	—	206,549	57,280	145,665	1,466	2,138
Total	$1,184,774	$2,541,538	$67,269	$970,665	$1,501,466	$2,138
Interest expense	—	$643,125	$185,000	$311,875	$146,250	—
Operating leases	—	$5,310,858	$877,014	$1,518,095	$1,135,272	$1,780,477
Purchase obligations(3)	$—	$498,449	$333,884	$85,618	$22,027	$56,920

(1)
The above table excludes scheduled interest payments on fixed rate debt obligations that are hedged with derivative instruments intended to convert the fixed rate debt agreements into variable interest rate obligations because the amount of future interest payments due on these obligations is not currently determinable (see Notes E and F in the Notes to the Consolidated Financial Statements). As a result, only the interest expense associated with the January 2014 Notes and April 2011 Notes is included in the table above.

(2)
At January 30, 2010, the obligations under our Commercial Paper Program were backstopped by, and utilize borrowing capacity available under, our Revolving Credit Facility.

(3)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty, but that require advance notice for termination are, valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

        In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers Inc. and their affiliates under our 2008 Agreement, our Commercial Paper Program, our $400 million term credit facility and our Revolving Credit Facility, each as described below.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

  2008 Agreement

        On April 1, 2008, we entered into a $3.0 billion credit agreement (the "2008 Agreement") with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning on July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement. The 2008 Agreement provided financing solely (1) for our acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) backstopped our Commercial Paper Program. Amounts borrowed under the 2008 Agreement could be borrowed, repaid and reborrowed from time to time. Originally, the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

        Borrowings made pursuant to the 2008 Agreement bore interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an "applicable margin," defined as a percentage spread based on our credit rating or (b) the Eurocurrency rate plus a different "applicable margin," also defined as a percentage spread based on our credit rating. Our obligations under the 2008 Agreement were unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined below. On July 1, 2008, we entered into the first amendment to the 2008 Agreement. The amendment was entered into to provide that certain events, including the establishment of the $400 million term credit facility, in which we repaid the entire balance on November 26, 2008, and maintaining certain obligations of Corporate Express after the acquisition, would not reduce the maximum commitment available under the 2008 Agreement. On September 12, 2008, we entered into the second amendment to the 2008 Agreement. The amendment provided us with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay the Commercial Paper Program, as described below.

        On December 29, 2008, we voluntarily terminated $250 million of our borrowing ability under the 2008 Agreement which reduced the total commitment from $3.0 billion to $2.75 billion. On January 15, 2009, we reduced the total commitment amount under the 2008 Agreement from $2.75 billion to $1.26 billion and again on March 27, 2009 from $1.26 billion to $761.0 million. These reductions were made pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the January 2014 Notes and April 2011 Notes, each as described below. On May 26, 2009, as a result of entering the May 2009 Securitization Program, as described below, we voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.

  April 2011 Notes

        On March 27, 2009, we issued $500.0 million aggregate principal amount of notes (the "April 2011 Notes") due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009. The sale of the April 2011 Notes was made pursuant to the terms of an underwriting agreement, dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the underwriting agreement. We received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million. Our obligations under the April 2011 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore East Inc., Staples Contract and Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are wholly owned by Staples. At January 30, 2010, the fair value of the April 2011 Notes was approximately $538 million. The fair value of the April 2011 Notes is based on quoted market prices.

  Revolving Credit Facility

        On October 13, 2006, we entered into the Amended and Restated Revolving Credit Agreement with Bank of America N.A. and other lending institutions named therein (the "Revolving Credit Facility") which amended and restated the Revolving Credit Agreement dated as of December 14, 2004.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        The Revolving Credit Facility provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, we may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Revolving Credit Facility may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time until October 13, 2011. The borrowings under the Revolving Credit Facility are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

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

        On May 5, 2008, we entered into the first amendment (the "Amendment") to the Revolving Credit Facility. The Amendment was entered into in connection with the acquisition of Corporate Express and provided certain post-acquisition cure periods to allow us to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express' outstanding debt obligations and (ii) under Corporate Express' and our outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed our obligations to the lenders and administrative agent who are parties thereto. At January 30, 2010, under the Revolving Credit Facility, there were no borrowings outstanding, no open letters of credit outstanding and no commercial paper issued, resulting in $750.0 million in availability.

  October 2012 Notes

        On September 30, 2002, Staples issued $325.0 million principal amount of notes due October 1, 2012 (the "October 2012 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations (see Note F). Our obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

  January 2014 Notes

        On January 15, 2009, we issued $1.5 billion aggregate principal amount of notes (the "January 2014 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. The sale of the January 2014 Notes was made pursuant to the terms of an underwriting agreement dated January 12, 2009 with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the underwriting agreement. We received net proceeds, after the underwriting discount and fees and expenses, of $1.49 billion. Our obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries. At January 30, 2010, the fair value of the January 2014 Notes was approximately $1.8 billion. The fair value of the January 2014 Notes is based on quoted market prices.

  Commercial Paper Program

        On June 9, 2008, we established a commercial paper program (the "Commercial Paper Program") on a private placement basis under which we may issue unsecured commercial paper notes (the "Notes") up to a maximum aggregate principal amount outstanding at any time of $3.0 billion. The 2008 Agreement prior to the voluntary termination in May 2009, served as a backstop to our Commercial Paper Program. On January 15, 2009, in connection with the issuance of the January 2014 Notes, availability under our Commercial Paper Program was reduced from $3.0 billion to $2.0 billion.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

On March 26, 2009, in connection with the issuance of the April 2011 Notes, availability under our Commercial Paper Program was reduced further from $2.0 billion to $1.5 billion. As a result of the termination of the 2008 Agreement, availability under our Commercial Paper Program was reduced further from $1.5 billion to $750.0 million. The Commercial Paper Program is backstopped by our Revolving Credit Facility. The 2008 Agreement also, prior to the voluntary termination on July 2009, served as a backstop to our Commercial Paper Program.

        Under our Commercial Paper Program, we may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and us. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined below. The Commercial Paper Program contains customary events of default with corresponding grace periods. As of January 30, 2010, no Notes were outstanding under our Commercial Paper Program.

  May 2009 Securitization Program

        On May 19, 2009, we entered into a $300.0 million accounts receivable securitization program (the "May 2009 Securitization Program") with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the May 2009 Securitization Program, our subsidiaries sell substantially all the customer receivables of our North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. We retain servicing responsibility. The special purpose entity then transfers an interest in the receivables to the financial institutions. Borrowings outstanding under our May 2009 Securitization Program are included as a component of current liabilities in our consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in our consolidated balance sheet. At January 30, 2010, there were no borrowings outstanding under the May 2009 Securitization Program.

  Other Financing Agreements

        Securitization Programs:    In connection with the acquisition of Corporate Express, the Company assumed the obligations under Corporate Express' U.S. Securitization Program and European Securitization Program (collectively the "Securitization Programs"). On March 3, 2009, the Company terminated and repaid all outstanding balances under the Securitization Programs.

        Australian Credit Facilities:    Corporate Express Australia Limited and its subsidiaries, which are approximately 59% owned by Corporate Express, are parties to credit facilities under which approximately $134.9 million was outstanding at January 30, 2010.

        Other Lines of Credit:    We had $134.8 million available under other various lines of credit, which had an outstanding balance of approximately $10.0 million at January 30, 2010, with no letters of credit issued under the facilities.

        There were no instances of default during 2009 under any of our debt agreements.

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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        In 2009, we continued to make significant progress in refinancing and reducing the debt entered into as a result of the Corporate Express acquisition. We have reduced total debt by approximately $1.9 billion from the second quarter of 2008, when we acquired Corporate Express.

        We currently plan to spend approximately $450 million on capital expenditures during 2010 primarily related to continued investments in information systems, the integration of our distribution networks in North America and Europe, new store openings and remodels of existing stores and growth initiatives. We expect to open approximately 50 new stores in North America, Europe and Asia during 2010.

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

        In 2009, we changed our dividend policy from an annual dividend to quarterly dividends. We paid quarterly dividends of $0.0825 per share on April 10, 2009, July 10, 2009, October 15, 2009 and January 14, 2010, resulting in a total dividend payment for 2009 of $236.9 million. In 2008, we paid an annual cash dividend of $0.33 per share of common stock on April 17, 2008, resulting in a total dividend payment of $231.5 million. While it is our intention to continue to pay quarterly cash dividends for 2010 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Inflation and Seasonality

        While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back to school, holiday and January back to business seasons.

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

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $542 million at January 30, 2010, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on January 30, 2010 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $5.4 million additional pre-tax charge or credit to our statement of operations.

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

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in the fair values and cash flows of the hedged items. Under this method of accounting, at January 30, 2010, we have recorded a $33.5 million asset representing gross unrealized gains on two of our derivatives and a $1.4 million charge to equity representing gross unrealized losses on another derivative. During fiscal 2001, we terminated an interest swap agreement resulting in a realized gain of $18.0 million which has been amortized into income through August 2007, the remaining term of the original agreement.

ITEM 8	APPENDIX C

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note A to the accompanying financial statements, as of February 1, 2009, the Company adopted Financial Accounting Standards Board Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification Topic 810, Consolidation).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Boston, Massachusetts
March 1, 2010

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,415,819	$633,774
Receivables, net	1,811,365	1,841,231
Merchandise inventories, net	2,261,149	2,404,174
Deferred income tax asset	353,329	281,101
Prepaid expenses and other current assets	333,105	636,978

Total current assets	6,174,767	5,797,258
Property and equipment:
Land and buildings	1,051,391	1,040,754
Leasehold improvements	1,268,848	1,183,879
Equipment	2,035,658	1,949,646
Furniture and fixtures	966,783	926,702

Total property and equipment	5,322,680	5,100,981
Less accumulated depreciation and amortization	3,158,147	2,810,355

Net property and equipment	2,164,533	2,290,626
Lease acquisition costs, net of accumulated amortization	25,083	26,931
Intangible assets, net of accumulated amortization	579,923	701,918
Goodwill	4,084,122	3,780,169
Other assets	688,906	476,153

Total assets	$13,717,334	$13,073,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,111,696	$1,967,597
Accrued expenses and other current liabilities	1,603,354	1,404,709
Commercial paper	—	1,195,557
Debt maturing within one year	67,269	277,691

Total current liabilities	3,782,319	4,845,554
Long-term debt	2,500,329	1,968,928
Other long-term obligations	579,746	636,142
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 896,655,170 shares at January 30, 2010 and 882,032,761 shares at January 31, 2009	538	529
Additional paid-in capital	4,379,942	4,048,398
Accumulated other comprehensive loss	(89,337)	(494,327)
Retained earnings	5,869,138	5,367,341
Less: treasury stock at cost, 167,990,178 shares at January 30, 2010 and 166,427,240 shares at January 31, 2009	(3,388,395)	(3,357,734)

Total Staples, Inc. stockholders' equity	6,771,886	5,564,207
Noncontrolling interests	83,054	58,224

Total stockholders' equity	6,854,940	5,622,431

Total liabilities and stockholders' equity	$13,717,334	$13,073,055

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Sales	$24,275,451	$23,083,775	$19,372,682
Cost of goods sold and occupancy costs	17,801,548	16,836,839	13,822,011

Gross profit	6,473,903	6,246,936	5,550,671
Operating and other expenses:
Selling, general and administrative	4,907,236	4,631,219	3,986,758
Integration and restructuring costs	84,244	173,524	—
Amortization of intangibles	100,078	70,265	15,664

Total operating expenses	5,091,558	4,875,008	4,002,422

Operating income	1,382,345	1,371,928	1,548,249
Other income (expense):
Interest income	6,117	28,485	46,726
Interest expense	(237,025)	(149,774)	(38,335)
Miscellaneous income (expense)	4,457	(7,555)	(2,158)

Consolidated income before income taxes	1,155,894	1,243,084	1,554,482
Income tax expense	398,783	428,863	559,614

Consolidated net income	757,111	814,221	994,868
Income (loss) attributed to the noncontrolling interests	18,440	8,957	(802)

Net Income attributed to Staples, Inc	$738,671	$805,264	$995,670

Earnings per common share
Basic	$1.04	$1.15	$1.41

Diluted	$1.02	$1.13	$1.38

Dividends declared per common share	$0.33	$0.33	$0.29

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

	Equity Attributed to Staples, Inc.
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders Equity	Comprehensive Income (Loss)
Balance at February 3, 2007—as reported	$510	$3,338,412	$189,115	$4,005,424	$(2,511,796)	$—	$5,021,665	$1,075,707
Effects of adoption of ASC Topic 810	—	—	—	—	—	9,109	9,109	—

Balances at February 3, 2007—as adjusted	$510	$3,338,412	$189,115	$4,005,424	$(2,511,796)	$9,109	$5,030,774	$1,075,707

Issuance of common stock for stock options exercised	9	146,845	—	—	—	—	146,854	—
Tax benefit on exercise of options	—	29,553	—	—	—	—	29,553	—
Stock-based compensation	—	173,343	—	—	—	—	173,343	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	31,649	—	—	—	—	31,650	—
Net income for the year	—	—	—	995,670	—	(802)	994,868	994,868
Common stock dividend	—	—	—	(207,552)	—	—	(207,552)	—
Foreign currency translation adjustments	—	—	262,639	—	—	1,920	264,559	264,559
Changes in the fair value of derivatives (net of taxes of $17,847)	—	—	24,645	—	—	—	24,645	24,645
Purchase of treasury shares	—	—	—	—	(760,977)	—	(760,977)	—
Other	—	517	—	—	—	—	517	—

Balances at February 2, 2008	$520	$3,720,319	$476,399	$4,793,542	$(3,272,773)	$10,227	$5,728,234	$1,284,072

Issuance of common stock for stock options exercised	8	116,182	—	—	—	—	116,190	—
Tax benefit on exercise of options	—	5,849	—	—	—	—	5,849	—
Stock-based compensation	—	180,652	—	—	—	—	180,652	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	32,138	—	—	—	—	32,139	—
Net income for the year	—	—	—	805,264	—	8,957	814,221	814,221
Common stock dividend	—	—	—	(231,465)	—	—	(231,465)	—
Foreign currency translation adjustments	—	—	(819,061)	—	—	(30,232)	(849,293)	(849,293)
Changes in the fair value of derivatives (net of taxes of 23,817)	—	—	32,891	—	—	—	32,891	32,891
Deferred pension costs (net of taxes of $58,900)	—	—	(184,556)	—	—	—	(184,556)	(184,556)
Purchase of treasury shares	—	—	—	—	(84,961)	—	(84,961)	—
Noncontrolling interest acquired	—	—	—	—	—	69,272	69,272	—
Other	—	(6,742)	—	—	—	—	(6,742)	—

Balances at January 31, 2009	$529	$4,048,398	$(494,327)	$5,367,341	$(3,357,734)	$58,224	$5,622,431	$(186,737)

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

	Equity Attributed to Staples, Inc.
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders Equity	Comprehensive Income (Loss)
Issuance of common stock for stock options exercised	$8	$114,339	$—	$—	$—	$—	$114,347	$—
Tax benefit on exercise of options	—	8,763	—	—	—	—	8,763	—
Stock-based compensation	—	174,691	—	—	—	—	174,691	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	36,610	—	—	—	—	36,611	—
Net income for the year	—	—	—	738,671	—	18,440	757,111	757,111
Common stock dividend	—	—	—	(236,874)	—	—	(236,874)
Foreign currency translation adjustments	—	—	373,637	—	—	6,390	380,027	380,027
Changes in the fair value of derivatives (net of taxes of $15,807)	—	—	(21,205)	—	—	—	(21,205)	(21,205)
Deferred pension costs (net of taxes of $17,128)	—	—	52,558	—	—	—	52,558	52,558
Purchase of treasury shares	—	—	—	—	(30,661)	—	(30,661)	—
Other	—	(2,859)	—	—	—	—	(2,859)	—

Balances at January 30, 2010	$538	$4,379,942	$(89,337)	$5,869,138	$(3,388,395)	$83,054	$6,854,940	$1,168,491

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Operating activities:
Consolidated net income, including income (loss) from the noncontrolling interests.	$757,111	$814,221	$994,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552,441	548,911	388,895
Non-cash write-down of assets	—	150,081	—
Stock-based compensation	174,691	180,652	173,343
Excess tax benefits from stock-based compensation arrangements	(8,763)	(5,849)	(18,557)
Deferred income taxes	(89,753)	33,370	(8,788)
Other	(17,177)	25,239	5,633
Change in assets and liabilities, net of companies acquired:
Decrease (increase) in receivables	129,137	51,716	(64,293)
Decrease (increase) in merchandise inventories	244,600	177,199	(30,175)
Decrease (increase) in prepaid expenses and other assets	254,805	(2,679)	(89,558)
Increase (decrease) in accounts payable	40,365	(127,051)	295
Increase (decrease) in accrued expenses and other current liabilities	71,208	(195,296)	(90,054)
(Decrease) increase in other long-term obligations	(24,457)	35,316	99,407

Net cash provided by operating activities	2,084,208	1,685,830	1,361,016
Investing activities:
Acquisition of property and equipment	(313,228)	(378,329)	(470,377)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(4,381,811)	(178,077)
Proceeds from the sale of short-term investments	—	27,019	4,579,460
Purchase of short-term investments	—	(3)	(4,148,716)

Net cash used in investing activities	(313,228)	(4,733,124)	(217,710)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	150,958	148,329	178,504
(Repayments of) proceeds from the issuance of commercial paper	(1,195,557)	1,195,557	—
Proceeds from borrowings	1,211,424	3,679,045	11,796
Payments on borrowings, including payment of deferred financing fees	(945,333)	(2,206,312)	(206,515)
Cash dividends paid	(236,874)	(231,465)	(207,552)
Excess tax benefits from stock-based compensation arrangements	8,763	5,849	18,557
Purchase of treasury stock, net	(30,661)	(84,961)	(760,977)

Net cash (used in) provided by financing activities	(1,037,280)	2,506,042	(966,187)
Effect of exchange rate changes on cash and cash equivalents	48,345	(70,422)	50,658
Net increase (decrease) in cash and cash equivalents	782,045	(611,674)	227,777
Cash and cash equivalents at beginning of period	633,774	1,245,448	1,017,671

Cash and cash equivalents at end of period	$1,415,819	$633,774	$1,245,448

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE A Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or the "Company") pioneered the office products superstore concept; and Staples is the world's leading office products company. Staples operates three business segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill. The Company's North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units (including Corporate Express) that sell and deliver office products and services directly to customers and that operate office products stores in 23 countries in Europe, Asia, Australia and South America.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries, including Corporate Express N.V. ("Corporate Express") since its acquisition in July 2008 (see Note B). All intercompany accounts and transactions are eliminated in consolidation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2009 ("2009") consisted of the 52 weeks ended January 30, 2010, fiscal year 2008 ("2008") consisted of the 52 weeks ended January 31, 2009 and fiscal year 2007 ("2007") consisted of the 52 weeks ended February 2, 2008.

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

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.42 billion at January 30, 2010 and $1.50 billion at January 31, 2009. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions. Included in trade receivables at January 31, 2009 was $289.1 million which secured the Company's borrowings outstanding under its U.S. Securitization Program and European Securitization Program (see Note E). The Company's obligations under the U.S. and European Securitization Programs were assumed in connection with its acquisition of Corporate Express and were terminated and paid off on March 3, 2009.

        An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 30, 2010 and January 31, 2009 was $63.0 million and $57.3 million, respectively.

        Other non-trade receivables were $450.2 million at January 30, 2010 and $397.5 million at January 31, 2009 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold.

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

        Lease Acquisition Costs:    Lease acquisition costs are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 5 to 40 years. Accumulated amortization at January 30, 2010 and January 31, 2009 was $73.4 million and $71.0 million, respectively.

        Goodwill and Intangible Assets:    Financing Accounting Standards Board Accounting Standards Codification ("ASC") Topic 350 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Management uses a discounted cash flow analysis, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of acquired businesses to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. As a result of the fourth quarter impairment analyses, management has determined that no impairment charges are required.

        The changes in the carrying amount of goodwill during the year ended January 30, 2010, which includes a net addition of $181.5 million in connection with purchase accounting adjustments related to the July 2008 acquisition of Corporate Express, are as follows (in thousands):

	Goodwill At January 31, 2009	2009 Net Additions	2009 Foreign Exchange Fluctuations	Goodwill At January 30, 2010
North American Delivery	$1,561,023	$70,723	$(14,599)	$1,617,147
North American Retail	270,931	—	15,614	286,545
International Operations	1,948,215	110,803	121,412	2,180,430

Consolidated	$3,780,169	$181,526	$122,427	$4,084,122

        At January 30, 2010, intangible assets, which include registered trademarks and trade names and customer relationships, were $933.4 million, with accumulated amortization of $353.4 million and a weighted average life of 12 years. At January 31, 2009, intangible assets were $953.4 million, with accumulated amortization of $251.5 million and a weighted average life of 9.6 years.

        Intangible assets at January 30, 2010 include $639.4 million of acquired intangibles, with accumulated amortization of $117.7 million, in connection with the July 2008 acquisition of Corporate Express.

        During the third quarter of 2008, as a result of the Company's decision to move toward one global Staples brand, the Company recorded a non-cash, pre-tax charge of $123.8 million (see Note C). After this charge, all intangible assets were subject to amortization.

        Impairment of Long-Lived Assets:    ASC Topic 360 requires a Company to record an impairment loss on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations and an operating unit level for Staples' other operations.

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

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $21.6 million at January 30, 2010 and $23.4 million at January 31, 2009. Total advertising and marketing expense was $553.5 million, $667.7 million and $710.0 million for 2009, 2008 and 2007, respectively.

        Pre-opening Store Costs:    Pre-opening store costs, which consist primarily of salaries, supplies, marketing and distribution costs, are expensed as incurred.

        Integration and Restructuring Costs:    Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company's pre-existing business and the consolidation of certain operations of the Company.

        Stock-Based Compensation:    The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using a binomial valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

        Pension Benefits:    The Company maintains pension plans for certain employees globally. These plans include significant pension obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses included expected long-rate rates of return on plan assets, discount rates and inflation. The Company also makes assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. These assumptions are evaluated annually.

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

        Accounting for Income Taxes:    In July 2006 the guidance within ASC Topic 740 related to accounting for income taxes was issued which clarified a company's accounting for uncertain income tax positions that are recognized in its financial statements. ASC Topic 740 also provides guidance on a company's derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods, and disclosure requirements.

        The Company adopted the accounting pronouncements for uncertain income tax positions as of February 4, 2007. At January 30, 2010, the Company had $264.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect the Company's tax rate. At January 31, 2009, the Company had $222.9 million of gross unrecognized tax benefits, $84.1 million of which, if recognized, would affect the Company's tax rate. At February 2, 2008, the Company had $87.7 million of gross unrecognized tax benefits, $66.1 million of which, if recognized would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2010. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at beginning of fiscal year	$222,892	$87,688	$81,848
Additions for tax positions related to the current year	47,354	24,859	22,460
Additions for tax positions of prior years	15,422	119,973	8,932
Reduction for Statute of Limitations Expiration	(20,802)	(7,597)	(18,430)
Settlements	(589)	(2,031)	(7,122)

Balance at end of fiscal year	$264,277	$222,892	$87,688

        Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005 and all material state, local and foreign income tax matters for years through 2000.

        Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $18.7 million, $17.6 million and $11.1 million accrued for interest and penalties as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

        New Accounting Pronouncements:    In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification ("ASC") and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" (the "Codification") (ASC Topic 105). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As a result of the adoption of this pronouncement, this Annual Report on Form 10-K for the year ending January 30, 2010 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. Accordingly, all accounting references have been updated and SFAS references have been replaced with ASC references if the SFAS has been adopted into the Codification. The adoption of the Codification had no impact on the Company's consolidated financial condition, results of operations or cash flows.

        In December 2008, an accounting pronouncement was issued relating to employers' disclosures about post-retirement benefit plan assets which requires a company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets (ASC Topic 715). This pronouncement is effective for financial statements issued for fiscal years ending after

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

December 15, 2009. The Company adopted this pronouncement as of January 30, 2010. As this pronouncement relates specifically to disclosures, the adoption had no impact on the Company's consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, the Company adopted the accounting pronouncement related to fair value measurement for its nonfinancial assets and liabilities (ASC Topic 820). On February 3, 2008, the Company adopted the accounting pronouncement related to fair value measurement for its financial assets and liabilities. The adoption of these pronouncements had no impact on the Company's consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, the Company adopted the revised accounting pronouncement relating to business combinations (ASC Topic 805), including assets acquired and liabilities assumed arising from contingencies. This pronouncement requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. This pronouncement also amends the accounting and disclosure requirements for assets and liabilities in a business combination that arise from contingencies. In addition, with the adoption of this pronouncement, changes to valuation allowances for deferred income tax assets and adjustments to unrecognized tax benefits generally are to be recognized as adjustments to income tax expense rather than goodwill. This adoption had no impact on the Company's consolidated financial condition, results of operations or cash flows. Furthermore, the Company does not expect this pronouncement to have a material impact on the Company's future income tax expense related to adjustments for changes in valuation allowances and tax reserves for prior business combinations.

        On February 1, 2009, the Company adopted the accounting pronouncement on noncontrolling interests in consolidated financial statements (ASC Topic 810). This pronouncement requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of a company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity and changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement and establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. This pronouncement required retrospective application to all prior periods presented. The adoption of this pronouncement impacted the Company's presentation of minority interests on the consolidated balance sheet, statement of income and statement of stockholders' equity but had no impact on the Company's consolidated financial condition, results of operations or cash flows.

        On February 1, 2009, the Company adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities, which requires disclosure regarding how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows (ASC Topic 815). As this pronouncement relates specifically to disclosures, the adoption of this pronouncement had no impact on the Company's consolidated financial condition, results of operations or cash flows.

        In June 2009, an accounting pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (ASC Topic 860). This pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009. The Company will adopt this pronouncement as of January 31, 2010. The Company does not expect this pronouncement will have any impact on its consolidated financial condition, results of operations or cash flows.

        In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE A Summary of Significant Accounting Policies (Continued)

pronouncement is effective for fiscal years beginning after November 15, 2009. The Company will adopt this pronouncement as of January 31, 2010. The Company does not expect this pronouncement will have any impact on its consolidated financial condition, results of operations or cash flows.

        On August 1, 2009, the Company adopted prospectively the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued (ASC Topic 855). The implementation of this standard did not have any impact on the consolidated financial statements of the Company. Subsequent events through March 1, 2010 have been evaluated for disclosure and recognition.

        In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt this pronouncement as of January 30, 2011. The Company is currently evaluating the potential impact, if any, of the adoption on its consolidated financial condition, results of operations and cash flows.

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

        At the time the tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express. Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. Staples and the other parties to the "squeeze out" procedure have submitted their arguments to the Dutch court and are awaiting a decision. While Staples does not know the exact date that the Dutch court will render a judgment, it anticipates that a judgment will be rendered prior to the end of the first quarter of fiscal 2010. There is, however, no guarantee that the court will render a judgment before such time. Any additional payments will be recorded in equity pursuant to ASC Topic 810.

        In July 2008, Staples also acquired, and subsequently paid off, all of the outstanding 8.25% Senior Subordinated Notes due July 1, 2014 and all of the outstanding 7.875% Senior Subordinated Notes due March 1, 2015 of Corporate Express U.S. Finance Inc., a wholly owned subsidiary of Corporate Express. The aggregate cash purchase price for the capital stock of Corporate Express and for the repayment of most of Corporate Express' debt was 2.8 billion Euros (approximately $4.4 billion, net of cash acquired).

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

        During the second quarter of 2009, the Company finalized its integration and restructuring plans for Corporate Express, including employee severance, facility closures, system consolidation, intangible assets and tax elections, the results of which impacted the final amount allocated to goodwill. The Company recorded approximately $181.5 million of adjustments during the first half of 2009, which resulted in an increase in goodwill. These adjustments primarily related to intangible assets, severance and facility closures. The changes to intangible assets related to values only; no significant changes were made to estimated lives.

        In connection with this acquisition, Staples allocated assets of $3.48 billion, $3.47 billion and $283.8 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $283.8 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively. None of the goodwill is expected to be deductible for tax purposes. Any further changes to opening net assets, including tax related assets and liabilities, will result in income or expenses that would be recognized through the Company's consolidated statement of income.

        Of the $727.6 million of acquired intangible assets, $628.8 million was assigned to customer relationships that are being amortized over a weighted average useful life of 12.3 years and $98.8 million was assigned to tradenames, which have lives ranging from 18 months to 8 years with a weighted average useful life of 5.4 years.

        Estimated future amortization expense associated with the intangible assets acquired from Corporate Express at January 30, 2010 is as follows (in thousands):

2010	$51,693
2011	51,693
2012	51,693
2013	51,693
2014	51,693
Thereafter	263,208

$521,673

        For the valuation of customer relationships, the Company used the multi-period excess earnings method. This approach discounts the estimated after tax cash flows (including gross margins on revenues, operating expenses and

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE B Business Combinations (Continued)

market participant synergies, less a charge for the tradename and contributory charges) associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The present value of the cash flows was calculated using a discount rate of 11%.

        The activity related to the Company's reserves for the periods subsequent to the acquisition date is as follows (in thousands):

	Purchase accounting adjustments offset to goodwill	Utilization	Foreign Exchange Fluctuations	Balance as of January 30, 2010
Transaction costs	$41,616	$(40,809)	$—	$807
Severance	92,117	(58,208)	(5,066)	28,843
Facility closures	36,218	(7,338)	(490)	28,390
Other	11,074	(768)	453	10,759

Total	$181,025	$(107,123)	$(5,103)	$68,799

        The Company believes that the accruals above should be entirely utilized by the end of fiscal year 2010; however, some payments related to facility closures may be made over the remaining lease terms.

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

	Proforma 2008	Proforma 2007
Net sales	$26,458,426	$26,998,821
Net income from continuing operations(1)	734,078	931,246
Net income(1)	798,346	1,102,193
Basic earnings per share	1.14	1.56
Diluted earnings per share	1.12	1.53

(1)
Fiscal 2008 results include approximately $124.0 million of costs, net of taxes, related to strategic initiatives and certain transaction costs incurred by Corporate Express prior to the transaction date.

        During 2007, the Company paid an aggregate of $188.3 million to acquire all or a majority interest in certain delivery businesses headquartered in the United States and China. Additionally, in 2007, the Company made an investment in a joint venture in India. The Company recorded $181.1 million of goodwill, of which $38.0 million is expected to be deducted for tax purposes. For all acquisitions and investments completed in 2007, the Company recorded $20.7 million of intangible assets which was assigned to trade names and customer related intangible assets that will be amortized over a weighted average life of 8.1 years.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note C Integration and Restructuring Costs

        Integration and restructuring costs represent the costs associated with the integration of the acquired Corporate Express business with the Company's pre-existing business and the consolidation of certain operations of the combined Company.

        Integration and restructuring costs are comprised of the following (in thousands):

	2009	2008
Severance and retention	$30,465	$1,685
Consulting and other costs	46,135	21,758
Facility closure costs and other asset write-downs	7,644	150,081

Total	$84,244	$173,524

        Facility closure costs and other asset write-downs for 2008 included a $123.8 million charge related to the write-down of indefinite lived intangible trade names associated with the European catalog business. The trade name write-down was the result of the Company's decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, certain legacy Staples brands used in the European catalog business. Facility closure costs and other asset write-downs for 2008 also included a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition. There were no integration and restructuring costs in 2007.

NOTE D Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	January 30, 2010	January 31, 2009
Taxes	$281,464	$227,945
Employee related	405,005	280,098
Acquisition and restructuring reserves	106,476	108,921
Advertising and marketing	123,044	104,511
Other	687,365	683,234

Total	$1,603,354	$1,404,709

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements

        The major components of the Company's outstanding debt are as follows (in thousands)

	January 30, 2010	January 31, 2009
April 2011 Notes	$500,000	$—
Revolving Credit Facility effective through October 2011	—	—
October 2012 Notes	325,000	325,000
January 2014 Notes	1,500,000	1,500,000
Commercial Paper Program	—	1,195,557
Securitization Programs (acquired from Corporate Express)	—	224,289
May 2009 Securitization Program	—	—
Australian Credit Facilities	134,859	114,159
Capital lease obligations and other notes payable	81,679	62,368

	2,541,538	3,421,373
Fair value adjustments on hedged debt	26,060	20,803
Less current portion	(67,269)	(1,473,248)

Net long-term debt	$2,500,329	$1,968,928

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2010	$67,269
2011	508,874
2012	461,791
2013	1,500,741
2014	725
Thereafter	2,138

$2,541,538

        Future minimum lease payments under capital leases of $8.4 million, excluding $2.2 million of interest, are included in aggregate annual maturities shown above. Staples entered into capital lease obligations totaling $2.2 million in 2009 and entered into no such agreements during 2008. The Company assumed no obligations for such agreements in connection with the acquisition of Corporate Express.

        Interest paid by Staples totaled $217.5 million, $113.5 million and $42.0 million for 2009, 2008 and 2007, respectively. There was no interest capitalized in 2009, 2008 or 2007.

        In September 2008, Barclays Bank PLC agreed to assume the obligations of Lehman Brothers Inc. and their affiliates under the Company's 2008 Agreement, the Commercial Paper Program, the 2008 Term Credit Facility and the Revolving Credit Facility, each as described below.

        2008 Agreement:    On April 1, 2008, Staples entered into a $3.0 billion credit agreement (the "2008 Agreement") with Lehman Commercial Paper Inc., as administrative agent, Bank of America, N.A. and HSBC Bank USA, National Association, as co-syndication agents, and Lehman Brothers Inc., as lead arranger and bookrunner, for a commitment period beginning on July 9, 2008 and continuing until 364 days thereafter, unless earlier terminated pursuant to the terms of the 2008 Agreement. The 2008 Agreement provided financing solely (1) for the Company's acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) backstopped the Company's Commercial Paper Program. Amounts borrowed under the 2008 Agreement could be borrowed, repaid and reborrowed from time to time. Originally, the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

        Borrowings made pursuant to the 2008 Agreement bore interest at either (a) the base rate (the higher of the prime rate, as defined in the 2008 Agreement, or the federal funds rate plus 0.50%) plus an "applicable margin," defined as a percentage spread based on Staples' credit rating or (b) the Eurocurrency rate plus a different "applicable margin," also defined as a percentage spread based on Staples' credit rating. The Company's obligations under the 2008 Agreement were unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined below. On July 1, 2008, Staples entered into the first amendment to the 2008 Agreement. The amendment was entered into to provide that certain events, including the establishment of the 2008 Term Credit Facility, as described below, and maintaining certain obligations of Corporate Express after the acquisition, would not reduce the maximum commitment available under the 2008 Agreement. On September 12, 2008, Staples entered into the second amendment to the 2008 Agreement. The amendment provided Staples with the flexibility, within ten business days of the receipt of proceeds from other indebtedness, to use such proceeds to repay the Commercial Paper Program, as described below.

        On December 29, 2008, Staples voluntarily terminated $250 million of its borrowing ability under the 2008 Agreement which reduced the total commitment from $3.0 billion to $2.75 billion. On January 15, 2009, Staples reduced the total commitment amount under the 2008 Agreement from $2.75 billion to $1.26 billion and again on March 27, 2009 from $1.26 billion to $761.0 million. These reductions were made pursuant to the mandatory commitment reduction provisions triggered by the receipt of proceeds from the offering of the January 2014 Notes and April 2011 Notes, each as described below. On May 26, 2009, the Company, as a result of entering the May 2009 Securitization Program, as described below, voluntarily terminated the entire remaining commitment under the 2008 Agreement, thereby terminating the 2008 Agreement earlier than its July 9, 2009 expiration date.

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

        April 2011 Notes:    On March 27, 2009, the Company issued $500.0 million aggregate principal amount of notes (the "April 2011 Notes") due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009. The sale of the April 2011 Notes was made pursuant to the terms of an underwriting agreement, dated March 27, 2009, with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the underwriting agreement. The Company received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million. The Company's obligations under the April 2011 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the "Guarantor Subsidiaries"). At January 30, 2010, the fair value of the April 2011 Notes was approximately $538 million. The fair value of the April 2011 Notes is based on quoted market prices.

        Revolving Credit Facility:    On October 13, 2006, Staples entered into a $750.0 million Amended and Restated Revolving Credit Agreement with Bank of America, N.A. and other lenders named therein, the ("Revolving Credit Facility") which amended and restated the Revolving Credit Agreement dated as of December 14, 2004.

        The Revolving Credit Facility provides for a maximum borrowing of $750.0 million which, upon approval of the lenders, Staples may increase to $1.0 billion, and expires on October 13, 2011. Borrowings made pursuant to the Revolving Credit Facility may be syndicated loans, competitive bid loans, or swing line loans, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed from time to time until October 13, 2011. The borrowings under this Revolving Credit Facility are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

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

        On May 5, 2008, Staples entered into the first amendment (the "Amendment") to the Revolving Credit Facility. The Amendment was entered into in connection with the acquisition of Corporate Express and provided certain post-acquisition cure periods to allow Staples to cure defaults that could arise (i) as a result of change in control provisions contained in Corporate Express' outstanding debt obligations and (ii) under Corporate Express' and Staples' outstanding debt obligations as a result of events or circumstances, such as litigation, liens or defaults, affecting Corporate Express. The Amendment did not alter the amount that may be borrowed under, or the terms of, the Revolving Credit Facility and confirmed Staples' obligations to the lenders and administrative agent who are parties thereto. At January 30, 2010, under the Revolving Credit Facility, there were no borrowings outstanding, no letters of credit outstanding, and no commercial paper issued, resulting in $750.0 million in availability.

        October 2012 Notes:    On September 30, 2002, Staples issued $325.0 million principal amount of notes due October 1, 2012 (the "October 2012 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations (see Note F). The Company's obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        January 2014 Notes:    On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes (the "January 2014 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. The sale of the January 2014 Notes was made pursuant to the terms of an underwriting agreement, dated January 12, 2009 with Barclays Capital Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as representatives of the several underwriters named in the underwriting agreement. Staples received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. The Company's obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries. At January 30, 2010, the fair value of the January 2014 Notes was approximately $1.8 billion. The fair value of the January 2014 Notes is based on quoted market prices.

        Commercial Paper Program:    On June 9, 2008, Staples established a commercial paper program (the "Commercial Paper Program") on a private placement basis under which the Company may issue unsecured commercial paper notes (the "Notes") up to a maximum aggregate principal amount outstanding at any time of $3.0 billion. The 2008 Agreement also, prior to the voluntary termination on July 2009, served as a backstop to the Commercial Paper Program. On January 15, 2009, in connection with the issuance of the January 2014 Notes, availability under the Commercial Paper Program was reduced from $3.0 billion to $2.0 billion. On March 26, 2009, in connection with the issuance of the April 2011 Notes, availability under the Commercial Paper Program was reduced further from $2.0 billion to $1.5 billion. As a result of the termination of the 2008 Agreement, availability under the Company's Commercial Paper Program was reduced further from $1.5 billion to $750.0 million. The Commercial Paper Program is backstopped by Staples' existing Revolving Credit Facility.

        Under the Commercial Paper Program, Staples may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined below. The Commercial Paper Program contains customary events of default with corresponding grace periods. As of January 30, 2010, no Notes were outstanding under the Company's Commercial Paper Program.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E Debt and Credit Agreements (Continued)

        May 2009 Securitization Program:    On May 19, 2009, the Company entered into a $300.0 million accounts receivable securitization program (the "May 2009 Securitization Program") with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the May 2009 Securitization Program, the subsidiaries sell substantially all the customer receivables of the Company's North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. The Company retains servicing responsibility. The special purpose entity then transfers an interest in the receivables to the financial institutions. Borrowings outstanding under the May 2009 Securitization Program are included as a component of current liabilities in the consolidated balance sheet, while the accounts receivable securing these obligations are included as a component of net receivables in the consolidated balance sheet. There were no borrowings outstanding under the May 2009 Securitization Program at January 30, 2010.

  Other Financing Agreements

        Securitization Programs:    In connection with the acquisition of Corporate Express, the Company assumed the obligations under Corporate Express' U.S. Securitization Program and European Securitization Program (collectively the "Securitization Programs"). On March 3, 2009, the Company terminated and repaid all outstanding balances under the Securitization Programs.

        Australian Credit Facilities:    Corporate Express Australia Limited and its subsidiaries, which are approximately 59% owned by Staples, are parties to credit facilities under which approximately $134.9 million was outstanding at January 30, 2010.

        Other Lines of Credit:    Staples had $134.8 million available under other various lines of credit, which had an outstanding balance of $10.0 million at January 30, 2010, with no letters of credit issued under the facilities.

        There were no instances of default during 2009 under any of the Company's debt agreements.

  Deferred Financing Fees

        In connection with the issuance of the January 2014 Notes, the April 2011 Notes, the May 2009 Securitization Program and the 2008 Agreement, the Company incurred financing fees of $33.0 million, which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $7.9 million and $13.5 million for 2009 and 2008, respectively. There was no amortization of financing fees in 2007. At January 30, 2010, unamortized financing fees of $1.2 million were included in prepaid expenses and other current assets and unamortized fees of $10.4 million were included in other assets. At January 31, 2009, unamortized financing fees of $1.6 million were included in prepaid expenses and other current assets and unamortized fees of $10.4 million were included in other assets.

NOTE F Fair Value Measurements, Derivative Instruments and Hedging Activities

        Fair Value Measurements:    ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Fair Value Measurements, Derivative Instruments and Hedging Activities (Continued)

        The following table shows the Company's assets and liabilities as of January 30, 2010 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Derivative assets	—	$33,796	—
Liabilities
Derivative liabilities	—	$(1,382)	—

        The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities and short-term debt approximate their carrying values because of their short-term nature. The fair values of long-term debt (except as disclosed in Note E above) approximate their carrying values because of the Company's use of derivative instruments that qualify for hedge accounting. The fair values of long-term assets associated with the Company's pension plans are described in detail in Note K.

        Derivative Instruments and Hedging Activities:    Staples uses interest rate swaps to turn certain fixed rate debt into variable rate debt and certain variable rate debt into fixed rate debt and currency swaps to hedge a portion of the value of Staples' net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

        All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company's net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. There are no amounts excluded from the assessment of hedge effectiveness.

        The Company classifies the fair value of all its derivative contracts and the fair value of its hedged firm commitments as either current or long-term, which are included in other assets, debt maturing within one year and other long-term obligations, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company's consolidated statement of cash flows in the same category as the item being hedged.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F Fair Value Measurements, Derivative Instruments and Hedging Activities (Continued)

        On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325.0 million, designed to convert Staples' October 2012 Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes. At January 30, 2010, the interest rate swap agreement had a fair value gain of $26.1 million, which was included in other assets. No amounts were included in the consolidated statement of income for 2009, 2008 or 2007 related to ineffectiveness associated with this fair value hedge.

        In connection with Staples' acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103.0 million, designed to convert Corporate Express' variable rate credit facilities into fixed rate obligations. AUD $30 million of these swaps matured in July 2009 and AUD $8 million of these swaps matured in January 2010, as scheduled. The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35.0 million, designed to convert local variable rate credit facilities into fixed rate obligations. As of January 30, 2010, the total notional amount of all outstanding interest rate swap agreements is AUD $100.0 million (approximately $89.4 million, based on foreign exchange rates at January 30, 2010). The remaining swap agreements are scheduled to terminate in four stages: AUD $40 million in July 2010, AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012. Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.34% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY). The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 30, 2010, the interest rate swap agreements had a fair value loss of AUD $1.5 million (approximately $1.4 million), which was included in stockholders' equity as a component of accumulated other comprehensive income. No amounts were included in the consolidated statement of income for 2009 or 2008 related to ineffectiveness associated with this cash flow hedge. The amount of estimated cash flow hedges' unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

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

        On August 15, 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%. At January 30, 2010 the currency swap had an aggregate fair value gain of $7.4 million, which was included in other assets. No amounts were included in the consolidated statement of income for 2009, 2008 or 2007 related to ineffectiveness associated with this net investment hedge.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G Accumulated Other Comprehensive Income (Loss)

        Amounts included in accumulated other comprehensive income for the Company's derivative instruments and minimum pension liabilities are recorded net of the related income tax effects. The following table details the composition of accumulated other comprehensive income (loss) for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Foreign currency translation adjustments	$36,825	$(336,812)	$482,249
Derivative instruments (net of taxes)	5,836	27,041	(5,850)
Deferred pension costs (net of taxes)	(131,998)	(184,556)	—

Total	$(89,337)	$(494,327)	$476,399

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

        Other long-term obligations at January 30, 2010 include $138.8 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 41 retail stores not yet opened at January 30, 2010) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2010	$877,014
2011	807,140
2012	710,955
2013	615,892
2014	519,380
Thereafter	1,780,477

$5,310,858

        Future minimum lease commitments do not include $40.0 million of minimum rentals due under non-cancelable subleases.

        Rent expense was approximately $797.0 million, $744.6 million and $646.2 million for 2009, 2008 and 2007, respectively.

        As of January 30, 2010, Staples had purchase obligations of $498.4 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment, and the Company has excluded such commitments, along with intercompany commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H Commitments and Contingencies (Continued)

estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2010	$333,884
2011 through 2012	85,618
2013 through 2014	22,027
Thereafter	56,920

$498,449

        Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 30, 2010, Staples had open standby letters of credit totaling $154.1 million and open trade letters of credit totaling $49.2 million.

        Various class action lawsuits were brought against the Company for alleged violations of what is known as California's "wage and hour" law. The plaintiffs alleged that the Company improperly classified store managers as exempt under the California wage and hour law, making such managers ineligible for overtime wages. In November 2007, the Company settled the remaining class action lawsuit relating to the misclassification of assistant store managers, recording a charge of $38.0 million, including interest and class counsel's attorney's fees. This charge is included in selling, general and administrative expenses. The Company previously settled a class action suit relating to the misclassification of store general managers for $3.9 million in December 2006.

        After the settlement of the California "wage and hour" class action lawsuits, the Company became the subject of several class action lawsuits filed in various states, where the plaintiffs alleged the Company failed to comply with federal and state overtime laws and that it failed to pay them overtime because assistant store managers were misclassified as exempt from overtime pay. In January 2010, the Company and the attorneys for the plaintiffs jointly announced a settlement of these suits recording a charge of $42.0 million, including interest, class counsel's attorney's fees and a previous jury verdict obtained in February 2009 for one of these class action lawsuits. Under the terms of the settlement, the Company does not admit to any wrongdoing in connection with misclassification, resolves claims for damages as far back as 2002 and that cover approximately 5,500 current and former associates.

        In 1991, Corporate Express acquired a French company, Agena S.A. Corporate Express issued arbitration proceedings against the sellers of the Company for misrepresentation of the financial position of the company in the acquisition balance sheet. Corporate Express was awarded EUR 79 million for this claim in 2003. In connection with the Agena acquisition, Corporate Express also initiated legal proceedings against Béfec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet. The claim itself and the amount of damages are being judged in proceedings before the Commercial Court in France. These proceedings are expected to continue through much of 2010. Corporate Express is claiming damages totaling EUR 134 million plus interest and fees. No amounts have been accrued in the financial statements for this claim, as its outcome is currently uncertain.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2010	January 31, 2009
Deferred tax assets:
Deferred rent	$50,825	$52,604
Foreign tax credit carryforwards	184,050	136,747
Net operating loss carryforwards	439,104	547,732
Capital loss carryforwards	24,307	22,505
Employee benefits	124,701	110,565
Merger related charges	70,532	72,983
Inventory	54,317	46,962
Insurance	35,456	10,682
Deferred revenue	30,802	30,333
Depreciation	73,327	40,946
Other—net	69,226	69,774

Total deferred tax assets	1,156,647	1,141,833
Total valuation allowance	(398,697)	(539,592)

Net deferred tax assets	$757,950	$602,241

Deferred tax liabilities:
Intangibles	$(216,009)	$(268,101)
Unrealized gain on hedge instruments	(3,128)	(19,581)
Other—net	(2,480)	(1,994)

Total deferred tax liabilities	(221,617)	(289,676)

Net deferred tax assets	$536,333	$312,565

        The deferred tax asset from tax loss carryforwards of $439.1 million represents approximately $2.0 billion of net operating loss carryforwards, $1.5 billion of which are subject to expiration beginning in 2010. The remainder has an indefinite carryforward period. The valuation allowance decreased by $140.9 million during 2009, due to a reassessment of the Company's overall tax position.

        For financial reporting purposes, consolidated income before income taxes includes the following components (in thousands):

	2009	2008	2007
Pretax income:
United States	$728,765	$923,398	$1,100,064
Foreign	427,129	319,686	454,418

	$1,155,894	$1,243,084	$1,554,482

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE I Income Taxes (Continued)

        The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current tax expense:
Federal	$329,809	$307,034	$431,006
State	42,547	28,226	44,567
Foreign	116,180	60,233	100,635
Deferred tax (benefit) expense:
Federal	(63,494)	15,181	(31,504)
State	(8,191)	2,002	(1,178)
Foreign	(18,068)	16,187	16,088

Total income tax expense	$398,783	$428,863	$559,614

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.9	2.5	2.9
Effect of foreign taxes	(3.4)	(2.9)	(2.7)
Tax credits	(0.7)	(0.4)	(0.2)
Other	0.7	0.3	1.0

Effective tax rate	34.5%	34.5%	36.0%

        The effective tax rate in any year is impacted by the geographic mix of earnings.

        The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in accumulated other comprehensive income (loss) in stockholders' equity.

        The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.

        Income tax payments were $236.1 million, $470.4 million and $479.5 million during 2009, 2008 and 2007, respectively.

        Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $602.7 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

NOTE J Equity Based Employee Benefit Plans

        Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the "Employee Stock Purchase Plans") and the Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan").

        In connection with certain equity based employee benefit plans, Staples included approximately $174.7 million, $180.7 million and $173.3 million in compensation expense for 2009, 2008 and 2007, respectively. The income tax benefit related to stock-based compensation was $8.8 million, $5.8 million and $18.6 million for 2009, 2008 and 2007, respectively. As of January 30, 2010, Staples had $244.2 million of nonqualified stock options, restricted stock and restricted stock units to be expensed over the period through September 2013.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Equity Based Employee Benefit Plans (Continued)

Employee Stock Purchase Plans

        The Amended and Restated 1998 Employee Stock Purchase Plan authorizes a total of up to approximately 22.8 million shares of common stock to be sold to participating employees and the Amended and Restated International Employee Stock Purchase Plan authorizes a total of up to approximately 2.8 million shares of common stock to be sold to participating employees of non-U.S. subsidiaries of the Company. Under both plans, participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.

Stock Award Plans

        The 2004 Plan was implemented in July 2004 and replaced the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 77.4 million shares of common stock to management and employees using various forms of awards, including, restricted stock and restricted stock units (collectively, "Restricted Shares"), nonqualified stock options and performance shares. The Restricted Shares are restricted in that they are non transferable (i.e. may not be sold until they vest). The nonqualified stock options cannot be exercised until they vest. Vesting of Restricted Shares and nonqualified stock options occurs over different periods depending on the terms of the individual award. Options outstanding under the Company's plans have an exercise price equal to the fair market value of the common stock on the date of grant. Options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

  Stock Options

        Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 31, 2009	47,248,741	$18.86
Granted	6,711,831	20.17
Exercised	(7,910,135)	15.41	$63,677

Canceled	(2,216,032)	20.95

Outstanding at January 30, 2010	43,834,405	$19.57	$170,516

Exercisable at January 30, 2010	30,494,558	$18.38	$154,912

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of an option.

        The weighted-average fair values of options and employee stock purchase plan shares granted during 2009, 2008 and 2007 were $5.57, $6.16 and $6.92, respectively. The weighted average remaining contractual life of options outstanding and exercisable at January 30, 2010 is 5.8 years and 4.6 years, respectively.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Equity Based Employee Benefit Plans (Continued)

computing the value of the option. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.

        The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2009	2008	2007
Risk free interest rate	2.1%	3.2%	4.7%
Expected dividend yield	1.1%	1.0%	0.9%
Expected stock volatility	35%	30%	29%
Expected life of options	5.3 years	5.3 years	5.3 years

        The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The fair value of stock options is expensed over the applicable vesting period using the straight line method.

  Restricted Shares

        In 2003, the Company began granting Restricted Shares in lieu of special grants of stock options. Beginning in fiscal 2006, the Company began issuing Restricted Shares to employees and directors as part of its regular equity compensation program. All shares underlying awards of Restricted Shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the Restricted Shares leave Staples prior to the vesting date for any reason, the Restricted Shares will be forfeited and returned to Staples. The fair value of restricted shares is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company's grants of Restricted Shares in 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 31, 2009	12,390,942	$24.34
Granted	6,330,316	20.05
Vested	(4,777,242)	23.81
Canceled	(970,176)	23.28

Nonvested at January 30, 2010	12,973,840	$22.52

  Performance Shares

        In fiscal 2006, the Company began making performance share awards which are restricted stock awards whose underlying performance shares vest only if the Company meets minimum performance targets. For the 2009 performance share awards, the potential payouts are based on 2009 earnings per share performance, with the actual shares earned to be awarded in March 2010 and then vesting equally over the following three years (2011 to 2013). Based on the extent to which the objective is achieved, 70% to 200% of the target shares will be awarded. For the 2008 performance share awards, the performance target was established based on a cumulative three year earnings per share goal. If, at the end of the three year period, the Company's performance falls between minimum and maximum targets, then a percentage of the performance shares, from 90% to 200%, will vest. If the Company does not achieve the minimum performance target for the 2008 awards, none of the performance shares will vest. The 2006 and 2007 performance award shares did not vest as the minimum performance targets were not met. As the 2008 performance awards are based on a cumulative three year earnings per share target, it is not currently possible to determine whether or not these performance shares will vest. The 2009 performance share awards met the performance target that was established and these performance shares are expected to be awarded in March 2010, subject to the three year vesting requirement identified above.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE J Equity Based Employee Benefit Plans (Continued)

        The fair value of performance shares is based upon the market price of the underlying common stock as of the date of grant. As of January 30, 2010, Staples had 853,304 performance shares outstanding, which were issued during 2009 and 2008. The shares have a weighted-average fair market value of $20.84.

Employees' 401(k) Savings Plan

        Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Beginning in 2009, contributions to the 401(k) Plan are made in cash and vest ratably over a five year period. Previously, contributions were made based upon a matching formula applied to employee contributions in the form of Company common stock and vested ratably over a five year period. The Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period; however, beginning in October 2004, such contributions were made in cash rather than in Company common stock.

        The expense associated with the Company's match for the Staples 401(k) Savings Plan for 2009, 2008 and 2007 was $27.3 million, $26.0 million and $16.9 million, respectively.

        At January 30, 2010, 56.1 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.

Note K Pension Plans

        In connection with the acquisition of Corporate Express in July 2008, Staples assumed the obligations under the pension plans Corporate Express sponsored. The pension plans cover certain employees in Europe and the United States. The benefits due to U.S. plan participants are frozen. A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts. Contributions are made to these trusts, as necessary, to meet legal and other requirements. Prior to the acquisition of Corporate Express, the Company sponsored no defined benefit plans.

        The following table presents a summary of the total projected benefit obligation for the defined benefit plans, the fair value of plan assets and the associated funded status recorded in the Consolidated Balance Sheet at January 30, 2010 and January 31, 2009 (in thousands):

	January 30, 2010			January 31, 2009
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$(767,894)	$906,713	$138,819	$(714,523)	$766,957	$52,434

Total Overfunded Plans	(767,894)	906,713	138,819	(714,523)	766,957	52,434

Underfunded Plans:
U.S. Plans	(32,178)	24,836	(7,342)	(27,895)	21,532	(6,363)
International Plans	(135,913)	89,244	(46,669)	(62,673)	33,773	(28,900)

Total Underfunded Plans	$(168,091)	$114,080	$(54,011)	$(90,568)	$55,305	$(35,263)

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

        The following table presents a summary of the total net periodic cost recorded in the Consolidated Statement of Income, for 2009 and the period subsequent to the acquisition in 2008 related to each of the plans (in thousands):

	2009			2008
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$9,641	$9,641	$—	$6,259	$6,259
Interest cost	1,868	47,962	49,830	849	27,063	27,912
Expected return on plan assets	(1,507)	(57,531)	(59,038)	(1,029)	(44,083)	(45,112)
Amortization of actuarial losses	—	9,328	9,328	—	—	—

Net periodic pension expense (income)	$361	$9,400	$9,761	$(180)	$(10,761)	$(10,941)

        The following table presents the changes in benefit obligations for each of the defined benefit pension plans since the acquisition in 2008 (in thousands):

	U.S. Plans	International Plans	Total
Change in benefit obligation:
Benefit obligation at acquisition date	$27,734	$949,173	$976,907
Service cost	—	6,259	6,259
Interest cost	849	27,063	27,912
Plan participants' contributions	—	275	275
Actuarial losses	(18)	(5,115)	(5,133)
Benefits paid	(670)	(31,790)	(32,460)
Currency translation adjustments	—	(168,669)	(168,669)

Projected benefit obligation at January 31, 2009	$27,895	$777,196	$805,091

Service cost	—	9,641	9,641
Interest cost	1,868	47,962	49,830
Plan participants' contributions	—	705	705
Actuarial gains	3,645	48,546	52,191
Benefits paid	(1,230)	(53,106)	(54,336)
Other	—	17,781	17,781
Currency translation adjustments	—	55,082	55,082

Projected benefit obligation at January 30, 2010	$32,178	$903,807	$935,985

        The accumulated benefit obligation for the U.S. Plans and International Plans at January 30, 2010 was $32.2 million and $880.3 million, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at January 31, 2009 was $28.1 million and $741.1 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

        The following table presents the changes in plan assets for each of the defined benefit pension plans since the acquisition in 2008 (in thousands):

	U.S. Plans	International Plans	Total
Change in fair value of plan assets:
Fair value of plan assets at acquisition date	$25,567	$1,212,911	$1,238,478
Actual return on plan assets	(3,839)	(184,886)	(188,725)
Employer's contributions	474	5,205	5,679
Plan participants' contributions	—	275	275
Benefits paid	(670)	(31,790)	(32,460)
Currency translation adjustments	—	(200,985)	(200,985)

Fair value of plan assets at January 31, 2009	$21,532	$800,730	$822,262

Actual return on plan assets	3,872	164,394	168,266
Employer's contributions	662	12,806	13,468
Plan participants' contributions	—	705	705
Benefits paid	(1,230)	(53,106)	(54,336)
Other	—	23,445	23,445
Amortization of actuarial losses	—	(9,328)	(9,328)
Currency translation adjustments	—	56,311	56,311

Fair value of plan assets at January 30, 2010	$24,836	$995,957	$1,020,793

        The funded status for the U.S. Plans and International Plans at January 30, 2010 was $7.3 million underfunded and $92.2 million overfunded, respectively. The funded status for the U.S. Plans and International Plans at January 31, 2009 was $6.4 million underfunded and $23.5 million over funded, respectively.

        Amounts recognized in the Consolidated Balance Sheet consist of the following (in thousands):

	January 30, 2010			January 31, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Prepaid benefit cost (included in other assets)	$—	$138,819	$138,819	$—	$52,434	$52,434
Accrued benefit liability (included in other long-term obligations)	(7,342)	(46,669)	(54,011)	(6,363)	(28,900)	(35,263)
Accumulated other comprehensive loss	(3,917)	(128,081)	(131,998)	(2,637)	(181,919)	(184,556)

Net amount recognized	$(11,259)	$(35,931)	$(47,190)	$(9,000)	$(158,385)	$(167,385)

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension costs at January 30, 2010 and January 31, 2009 are comprised exclusively of actuarial losses.

        The amount of accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during 2010 is approximately $4.0 million.

        There were no significant amendments to any of the Company's defined benefit pension plans during the post acquisition period in 2008 or 2009 that would have had a material effect on the Consolidated Statement of Income in these periods.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

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

        The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension plans for the post acquisition period in 2008 and 2009.

	2009		2008
	U.S. Plans	International Plans	U.S. Plans	International Plans
Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	6.8%	5.8%	6.1%	5.4%
Expected return on plan assets	7.0%	6.4%	7.0%	6.5%
Rate of compensation increase	—	3.0%	—	3.2%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	5.9%	4.5%	6.8%	5.8%
Rate of compensation increase	—	2.1%	—	3.0%
Rate of pension increase	—	1.1%	—	2.0%

        The following table shows the effect on pension obligations at January 30, 2010 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(.25%)	No change	.25%
Change in rate of compensation increase:
(.25%)	$24,135	$(1,380)	$(25,787)
No change	25,602	—	(24,298)
.25%	27,147	1,431	(23,161)
Change in rate of pension increase:
(.25%)	$5,686	$(19,057)	$(42,554)
No change	25,602	—	(24,298)
.25%	46,743	20,001	(5,366)

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

        The Company's defined benefit pension plans' actual and target asset allocations at January 30, 2010 are as follows:

	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	36%	30%	30%	35%	39%	39%
Debt securities	64%	52%	53%	65%	48%	48%
Real estate	—	9%	9%	—	7%	7%
Cash	—	4%	3%	—	—	—
Other	—	5%	5%	—	6%	6%

Total	100%	100%	100%	100%	100%	100%

        No plan assets are expected to be returned to the Company during 2010.

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

Information on Fair Value of Plan Assets

        The fair values of the Company's pension plan assets at January 31, 2010 by asset category are as follows (in thousands):

	U.S. Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$8,959	$8,959	$—	$—
Debt securities(2)	15,877	5,674	—	10,203

Total	$24,836	$14,633	$—	$10,203

	International Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$298,927	$226,355	$72,572	$—
Debt securities(2)	520,951	357,238	163,713	—
Real estate(3)	89,874	70,761	19,113	—
Cash	35,043	35,043	—	—
Other(4)	51,162	51,162	—	—

Total	$995,957	$740,559	$255,398	$—

(1)
This category includes investments in equity securities of large, small and medium sized companies in the U.S. and in foreign companies, including those in developing countries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

(2)
This category includes investments in investment grade fixed income instruments, U.S. dollar denominated debt securities of emerging market issuers and high yield fixed-income securities that are rated below investment grade. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is issued to value the fund.

(3)
This category includes investments in mortgage-backed and asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)
This category includes commodities of $37.6 million and non-separated investments with insurance companies of $13.6 million.

        The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

	U.S. Plans	International Plans
Balance at January 31, 2009	$11,009	$—
Actual Return on Plan Assets:		—
Relating to assets still held at the reporting date	533	—
Relating to assets sold during the period	(343)	—
Purchases, sales and settlements	(996)	—
Transfers in and/or out of Level 3	—	—

Balance at January 30, 2010	$10,203	$—

Expected Benefit Payments and Contributions

        The following table presents the expected benefit payments to defined benefit pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	U.S. Plans	International Plans	Total
2010	$1,329	$52,024	$53,353
2011	1,356	52,803	54,159
2012	1,536	53,481	55,017
2013	1,612	52,312	53,924
2014	1,742	50,177	51,919
2015-2019	10,523	255,974	266,497

        These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 31, 2010 and include benefits attributable to estimated future compensation increases.

        The 2010 expected benefit payments to defined benefit pension plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the Consolidated Balance Sheet.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note K Pension Plans (Continued)

        The following table presents, based on current assumptions, the Company's expected contributions for the next five years, and the aggregate for the following five years (in thousands):

	U.S. Plans	International Plans	Total
2010	$1,077	$9,715	$10,792
2011	1,383	9,925	11,308
2012	1,383	9,929	11,312
2013	1,383	9,950	11,333
2014	1,383	10,008	11,391
2015-2019	1,413	51,497	52,910

NOTE L Stockholders' Equity

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

        Beginning in the first quarter of 2008, the Company suspended the 2007 share repurchase program as a result of the acquisition of Corporate Express, and as a result, no repurchases of the Company's common stock under the Company's 2007 share repurchase program have been made from the end of the first quarter of 2008 through the end of fiscal 2009. The Company has $1.01 billion authorization remaining under the 2007 share repurchase program.

NOTE M Computation of Earnings per Common Share

        Earnings per share has been presented below for Staples common stock for 2009, 2008 and 2007 (amounts in thousands, except per share data):

	2009	2008	2007
Numerator:
Net income attributed to Staples, Inc.	$738,671	$805,264	$995,670
Denominator:
Weighted-average common shares outstanding	709,744	698,410	704,828
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	12,094	13,117	15,374

Weighted-average shares assuming dilution	721,838	711,527	720,202

Basic earnings per common share	$1.04	$1.15	$1.41

Diluted earnings per common share	$1.02	$1.13	$1.38

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 12.7 million shares, 33.2 million shares and 9.8 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for 2009, 2008 and 2007, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE M Computation of Earnings per Common Share (Continued)

        For purposes of calculating diluted earnings per common share, net income was not adjusted for the difference between Corporate Express Australia Limited's reported diluted and basic earnings per share multiplied by the number of shares of Corporate Express Australia Limited held by Staples, as the impact on earnings per share is not material.

NOTE N Segment Reporting

        Staples has three reportable segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract (including Corporate Express), Staples Business Delivery and Quill. The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units (including Corporate Express) that that sell and deliver office products and services directly to customers and businesses and that operate office products stores in 23 countries in Europe, Asia, Australia and South America.

        In connection with the acquisition of Corporate Express, Staples allocated assets of $3.48 billion, $3.47 billion and $284 million to the North American Delivery, International Operations and North American Retail segments, respectively. Included in total assets were goodwill and intangible assets totaling $3.55 billion, of which $1.71 billion, $1.55 billion and $284 million were allocated to the North American Delivery, International Operations and North American Retail segments, respectively.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Segment Reporting (Continued)

        The following is a summary of significant accounts and balances by reportable segment for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Sales:
North American Delivery	$9,640,390	$8,929,924	$6,614,202
North American Retail	9,364,190	9,489,510	10,020,941
International Operations	5,270,871	4,664,341	2,737,539

Total segment sales	$24,275,451	$23,083,775	$19,372,682

Business Unit Income:
North American Delivery	$786,723	$802,523	$712,558
North American Retail	774,529	769,695	949,038
International Operations	122,028	153,886	97,996

Business unit income	1,683,280	1,726,104	1,759,592
Stock-based compensation	(174,691)	(180,652)	(173,343)

Total segment income	$1,508,589	$1,545,452	$1,586,249

Depreciation & Amortization:
North American Delivery	$175,058	$155,496	$83,996
North American Retail	229,362	259,328	248,329
International Operations	148,021	134,087	56,570

Consolidated	$552,441	$548,911	$388,895

Capital Expenditures:
North American Delivery	$93,309	$90,694	$106,962
North American Retail	133,161	183,275	274,054
International Operations	86,758	104,360	89,361

Consolidated	$313,228	$378,329	$470,377

        The following is a reconciliation of total segment income to consolidated income before income taxes for 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Total segment income	$1,508,589	$1,545,452	$1,586,249
Integration and restructuring costs	(84,244)	(173,524)	—
Impact of wage and hour settlement	(42,000)	—	(38,000)
Interest and other expense, net	(226,451)	(128,844)	6,233

Consolidated income before income taxes	$1,155,894	$1,243,084	$1,554,482

	January 30, 2010	January 31, 2009	February 2, 2008
Assets:
North American Delivery	$4,998,220	$5,124,770	$2,521,384
North American Retail	3,145,853	2,876,989	3,554,465
International Operations	5,573,261	5,087,511	2,973,099

Total	13,717,334	13,089,270	9,048,948
Elimination of net intercompany receivables	—	(16,215)	(12,604)

Total consolidated assets	$13,717,334	$13,073,055	$9,036,344

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE N Segment Reporting (Continued)

  Geographic Information:

	2009	2008	2007
Sales:
United States	$16,343,340	$15,787,335	$14,160,733
Canada	2,661,238	2,632,099	2,474,410
International	5,270,873	4,664,341	2,737,539

Consolidated	$24,275,451	$23,083,775	$19,372,682

	January 30, 2010	January 31, 2009	February 2, 2008
Long-lived Assets:
United States	$3,556,389	$3,633,345	$2,002,548
Canada	269,074	256,640	311,723
International	3,028,198	2,909,659	1,874,505

Consolidated	$6,853,661	$6,799,644	$4,188,776

NOTE O Guarantor Subsidiaries

        Under the terms of the Company's April 2011 Notes, the Revolving Credit Facility, the October 2012 Notes, the January 2014 Notes and the Commercial Paper Program, the Guarantor Subsidiaries guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the April 2011 Notes, the October 2012 Notes, and the January 2014 Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 30, 2010 and January 31, 2009 and for the years ended January 30, 2010, January 31, 2009 and February 2, 2008. The Guarantor Subsidiaries are wholly owned by Staples, Inc. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$581,095	$54,324	$780,400	$—	$1,415,819
Merchandise inventories, net	—	1,312,523	948,626	—	2,261,149
Other current assets	171,292	640,587	1,685,920	—	2,497,799

Total current assets	752,387	2,007,434	3,414,946	—	6,174,767
Net property, equipment and other assets	751,876	1,351,770	1,354,799	—	3,458,445
Goodwill	1,648,686	154,527	2,280,909	—	4,084,122
Investment in affiliates and intercompany, net	(2,915,217)	5,026,554	3,495,550	(5,606,887)	—

Total assets	$237,732	$8,540,285	$10,546,204	$(5,606,887)	$13,717,334

Total current liabilities	$347,969	$1,733,223	$1,701,127	$—	$3,782,319
Total long-term liabilities	2,193,512	611,675	274,888	—	3,080,075
Total stockholders' equity	(2,303,749)	6,195,387	8,570,189	(5,606,887)	6,854,940

Total liabilities and stockholders' equity	$237,732	$8,540,285	$10,546,204	$(5,606,887)	$13,717,334

Condensed Consolidating Balance Sheet
As of January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$74,255	$45,083	$514,436	$—	$633,774
Merchandise inventories, net	—	1,148,047	1,256,127	—	2,404,174
Other current assets	94,681	718,204	1,946,425	—	2,759,310

Total current assets	168,936	1,911,334	3,716,988	—	5,797,258
Net property, equipment and other assets	754,486	1,270,406	1,470,736	—	3,495,628
Goodwill	1,346,093	390,361	2,043,715	—	3,780,169
Investment in affiliates and intercompany, net	614,693	3,298,704	3,783,962	(7,697,359)	—

Total assets	$2,884,208	$6,870,805	$11,015,401	$(7,697,359)	$13,073,055

Total current liabilities	$1,510,628	$1,046,703	$2,288,223	$—	$4,845,554
Total long-term liabilities	1,640,609	469,365	495,096	—	2,605,070
Total stockholders' equity	(267,029)	5,354,737	8,232,082	(7,697,359)	5,622,431

Total liabilities and stockholders' equity	$2,884,208	$6,870,805	$11,015,401	$(7,697,359)	$13,073,055

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$13,577,862	$10,697,589	$24,275,451
Cost of goods sold and occupancy costs	11,324	10,043,973	7,746,251	17,801,548

Gross profit	(11,324)	3,533,889	2,951,338	6,473,903
Operating and other expenses	99,772	2,956,530	2,261,707	5,318,009

Consolidated income (loss) before income taxes	(111,096)	577,359	689,631	1,155,894
Income tax expense	—	174,152	224,631	398,783

Consolidated net income (loss)	(111,096)	403,207	465,000	757,111
Income attributed to the noncontrolling interests	—	—	18,440	18,440

Net income attributed to Staples, Inc.	$(111,096)	$403,207	$446,560	$738,671

Condensed Consolidating Statement of Income
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,273,563	$10,810,212	$23,083,775
Cost of goods sold and occupancy costs	14,126	8,981,573	7,841,140	16,836,839

Gross profit	(14,126)	3,291,990	2,969,072	6,246,936
Operating and other expenses	74,322	2,595,654	2,333,876	5,003,852

Consolidated income (loss) before income taxes	(88,448)	696,336	635,196	1,243,084
Income tax expense	—	309,465	119,398	428,863

Consolidated net income (loss)	(88,448)	386,871	515,798	814,221
Income attributed to the noncontrolling interests	—	—	8,957	8,957

Net income attributed to Staples, Inc.	$(88,448)	$386,871	$506,841	$805,264

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Sales	$—	$12,661,177	$6,711,505	$19,372,682
Cost of goods sold and occupancy Costs	10,573	9,203,539	4,607,899	13,822,011

Gross profit	(10,573)	3,457,638	2,103,606	5,550,671
Operating and other expenses	(24,894)	2,581,068	1,440,015	3.996,189

Consolidated income before income taxes	14,321	876,570	663,591	1,554,482
Income tax expense	—	360,893	198,721	559,614

Consolidated net income	14,321	515,677	464,870	994,868
Loss attributed to noncontrolling interests	—	—	(802)	(802)

Net income attributed to Staples, Inc.	$14,321	$515,677	$465,672	$995,670

Condensed Consolidating Statement of Cash Flows
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,709,923	$159,872	$214,413	$2,084,208
Investing activities:
Acquisition of property and equipment	(42,737)	(155,684)	(114,807)	(313,228)

Cash used in investing activities	(42,737)	(155,684)	(114,807)	(313,228)
Financing activities:
Payments on issuance of commercial paper	(1,195,557)	—	—	(1,195,557)
Proceeds from borrowings	869,380	—	342,044	1,211,424
Payments on borrowings, including payment of deferred financing fees	(721,044)	—	(224,289)	(945,333)
Purchase of treasury stock, net	(30,661)	—	—	(30,661)
Excess tax benefits from stock-based compensation arrangements	3,452	5,053	258	8,763
Cash dividends paid	(236,874)	—	—	(236,874)
Other	150,958	—	—	150,958

Cash (used in) provided by financing activities	(1,160,346)	5,053	118,013	(1,037,280)
Effect of exchange rate changes on cash	—	—	48,345	48,345

Net increase in cash and cash equivalents	506,840	9,241	265,964	782,045
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774

Cash and cash equivalents at end of period	$581,095	$54,324	$780,400	$1,415,819

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(3,048,263)	$175,045	$4,559,048	$1,685,830
Investing activities:
Acquisition of property and equipment	(47,017)	(174,542)	(156,770)	(378,329)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	—	(4,381,811)	(4,381,811)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Purchase of short-term investments	(3)	—	—	(3)

Cash used in investing activities	(20,001)	(174,542)	(4,538,581)	(4,733,124)
Financing activities:
Proceeds from issuance of commercial paper	1,195,557	—	—	1,195,557
Proceeds from borrowings	3,679,045	—	—	3,679,045
Payments on borrowings, including payment of deferred financing fees	(2,206,312)	—	—	(2,206,312)
Purchase of treasury stock, net	(84,961)	—	—	(84,961)
Excess tax benefits from stock-based compensation arrangements	3,783	1,968	98	5,849
Cash dividends paid	(231,465)	—	—	(231,465)
Other	148,329	—	—	148,329

Cash provided by financing activities	2,503,976	1,968	98	2,506,042
Effect of exchange rate changes on cash	—	—	(70,422)	(70,422)

Net increase (decrease) in cash and cash equivalents	(564,288)	2,471	(49,857)	(611,674)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448

Cash and cash equivalents at end of period	$74,255	$45,083	$514,436	$633,774

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended February 2, 2008
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$794,537	$315,338	$251,141	$1,361,016
Investing activities:
Acquisition of property and equipment	(79,192)	(257,154)	(134,031)	(470,377)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	(82,202)	(95,875)	(178,077)
Proceeds from the sale of short-term investments	4,579,460	—	—	4,579,460
Purchase of short-term investments	(4,148,716)	—	—	(4,148,716)

Cash provided by (used in) investing activities	351,552	(339,356)	(229,906)	(217,710)
Financing activities:
Payments from borrowings	(206,515)	—	—	(206,515)
Purchase of treasury stock, net	(760,977)	—	—	(760,977)
Excess tax benefits from stock-based compensation arrangements	649	16,943	965	18,557
Cash dividends paid	(207,552)	—	—	(207,552)
Other	190,300	—	—	190,300

Cash (used in) provided by financing activities	(984,095)	16,943	965	(966,187)
Effect of exchange rate changes on cash	—	—	50,658	50,658

Net increase (decrease) in cash and cash equivalents	161,994	(7,075)	72,858	227,777
Cash and cash equivalents at beginning of period	476,549	49,687	491,435	1,017,671

Cash and cash equivalents at end of period	$638,543	$42,612	$564,293	$1,245,448

NOTE P Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Fiscal Year Ended January 30, 2010
Sales	$5,817,559	$5,533,779	$6,518,039	$6,406,074
Gross profit	1,525,902	1,424,257	1,766,203	1,757,541
Net income	142,964	92,411	269,381	233,915
Basic earnings per common share	$0.20	$0.13	$0.38	$0.33
Diluted earnings per share	$0.20	$0.13	$0.37	$0.32

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE P Quarterly Summary (Unaudited) (Continued)

	First Quarter	Second Quarter(5)	Third Quarter(6)	Fourth Quarter(7)
Fiscal Year Ended January 31, 2009
Sales	$4,884,554	$5,074,720	$6,950,933	$6,173,568
Gross profit	1,370,922	1,351,502	1,864,134	1,660,378
Net income	212,282	150,233	156,703	286,046
Basic earnings per common share	$0.31	$0.22	$0.22	$0.41
Diluted earnings per share	$0.30	$0.21	$0.22	$0.40

(1)
Results of operations for this period include a $12.4 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(2)
Results of operations for this period include a $19.4 million charge, net of taxes ($0.03 per diluted share) related to integration and restructuring costs.

(3)
Results of operations for this period include a $10.4 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(4)
Results of operations for this period include a $12.9 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs and a $27.5 million charge, net of taxes ($0.04 per diluted share) related to the settlement of retail wage and hour class action litigation.

(5)
Results of operations include Corporate Express since July 2, 2008, the date Staples declared the terms of the tender offer unconditional. Results of operations for this period also include a $0.1 million charge, net of taxes related to integration and restructuring costs.

(6)
Results of operations for this period include a $86.6 million charge, net of taxes ($0.12 per diluted share) related to integration and restructuring costs and a $57.0 million income tax charge ($0.08 per diluted share) for the establishment of a reserve related to foreign tax credits expected to expire.

(7)
Results of operations for this period include a $26.9 million charge, net of taxes ($0.04 per diluted share) related to integration and restructuring costs and the reversal of the $57.0 million income tax charge ($0.08 per diluted share) established in the third quarter of 2008, as the tax planning strategies to optimize the benefits of the foreign tax credits were finalized.

(8)
Item 15(a)2

Staples, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
February 2, 2008	$18,818	$21,174	$342	$17,831	$22,503
January 31, 2009	22,503	28,810	33,381	27,401	57,293
January 30, 2010	57,293	45,754	—	40,023	63,024

 EXHIBIT INDEX

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amended and Restated By-laws of the Company, as amended, dated March 10, 2009.
4.1^	Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company's Form 8-K filed on October 8, 2002.
4.2^	First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended May 1, 2004.
4.3^	Indenture, dated January 15, 2009, for the 9.75% Senior Notes due 2014, and the 7.75% Senior Notes due 2011 by and among the Company, the Guarantor Subsidiaries and HSBC Bank (USA) Inc. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.
10.1^	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, with Banc of America Securities LLC having acted as sole Lead Arranger and sole Book Manager. Filed as Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2006.
10.2^	Amendment No. 1, dated as of May 5, 2008, to the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, by and among the Company, the lenders named therein, Bank of America, N.A., as Administrative Agent, and the other parties thereto. Filed as Exhibit 10.1 to the Company's Form 8-K filed on May 9, 2008.
10.3^	Assignment and Acceptance, dated as of September 25, 2008, assigned by Lehman Commercial Paper, Inc. to Barclays Bank PLC for the Amended and Restated Revolving Credit Agreement, dated as of October 13, 2006, among the Company, the other lenders thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended November 1, 2008.
10.4^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Banc of America Securities LLC and the other parties thereto. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.5^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.6^	Letter, dated as of September 29, 2008, assigning Lehman Brothers Inc. interests to Barclays Capital Inc., for the Amended and Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.7^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. and the other parties thereto. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.8*^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.4 to the Company's Form 8-K filed on June 13, 2008.
10.9*^	Form of Non-Employee Director Restricted Stock Award Agreement (Initial Grant) under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.10*^	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.11*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on May 3, 2008.

Exhibit No.	Description
10.12*+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.13*+	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.14*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended on February 2, 2008.
10.15*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 10, 2009.
10.16*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.16 to the Company's Form 10-K for fiscal year ended on February 2, 2008.
10.17*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.18 to the Company's Form 10-K for fiscal year ended on February 3, 2007.
10.18*^**	Performance Share Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.19*^	Restricted Stock Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.20*^	Amended and Restated 1992 Equity Incentive Plan, as amended. Filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.21*^	Amended and Restated 1990 Director Stock Option Plan, as amended. Filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.22*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended on January 31, 1998.
10.23*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.24*^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 10, 2009.
10.25*^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 10, 2009.
10.26*+	Non-Management Director Compensation Summary.
10.27*^	Executive Officer Incentive Plan for fiscal years 2008 through 2012. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 13, 2008.
10.28*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.29*^	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 29, 2000.
10.30*^	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.31*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.32*^	Offer Letter, dated as of July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2003.
10.33*^	Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.34*^	Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.

Exhibit No.	Description
10.35*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.36*^	Amendment, dated December 23, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.37*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.38*^	Amendment, dated December 31, 2008, to Amended and Restated Severance Benefits Agreement, dated Mach 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.41 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.39*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.40*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.41*^	Executive Life Insurance Program Summary. Filed as Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.42*^	Amended and Restated Supplemental Executive Retirement Plan. Filed herewith. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended on February 2, 2008.
10.43*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.44*^	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on July 30, 2005.
10.45*^	Tax Services Reimbursement Program. Filed as Exhibit 10.9 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
12.1+	Statement of Computation of Ratio of Earnings to Fixed Charges.
14.1^	Code of Ethics. Filed as Exhibit 14.1 to the Company's Form 10-K for the fiscal year ended February 3, 2007.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

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