Form 10-Q
period 2010-05-01
STAPLES INC
filed 2010-05-20
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 1, 2010

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

The registrant had 729,918,637 shares of common stock outstanding as of May 18, 2010.

STAPLES, INC. AND SUBSIDIARIES

FORM  10-Q

May 1, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	May 1,	January 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,533,390	$1,415,819
Receivables, net	1,791,750	1,811,365
Merchandise inventories, net	2,292,504	2,261,149
Deferred income tax asset	313,391	353,329
Prepaid expenses and other current assets	305,835	333,105
Total current assets	6,236,870	6,174,767

Property and equipment:
Land and buildings	1,040,097	1,051,391
Leasehold improvements	1,276,246	1,268,848
Equipment	2,055,665	2,035,658
Furniture and fixtures	982,393	966,783
Total property and equipment	5,354,401	5,322,680
Less accumulated depreciation and amortization	3,260,421	3,158,147
Net property and equipment	2,093,980	2,164,533

Lease acquisition costs, net of accumulated amortization	24,121	25,083
Intangible assets, net of accumulated amortization	551,702	579,923
Goodwill	3,993,045	4,084,122
Other assets	646,735	688,906
Total assets	$13,546,453	$13,717,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,056,384	$2,111,696
Accrued expenses and other current liabilities	1,433,618	1,603,354
Debt maturing within one year	567,283	67,269
Total current liabilities	4,057,285	3,782,319

Long-term debt	2,029,474	2,500,329
Other long-term obligations	591,753	579,746

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 897,951,548 shares at May 1, 2010 and 896,655,170 shares at January 30, 2010	539	538
Additional paid-in capital	4,431,481	4,379,942
Accumulated other comprehensive loss	(250,352)	(89,337)
Retained earnings	5,992,670	5,869,138
Less: Treasury stock at cost - 168,120,477 shares at May 1, 2010 and 167,990,178 shares at January 30, 2010	(3,391,525)	(3,388,395)
Total Staples, Inc. stockholders’ equity	6,782,813	6,771,886
Noncontrolling interests	85,128	83,054
Total stockholders’ equity	6,867,941	6,854,940
Total liabilities and stockholders’ equity	$13,546,453	$13,717,334

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Sales	$6,057,795	$5,817,559
Cost of goods sold and occupancy costs	4,438,740	4,291,657
Gross profit	1,619,055	1,525,902

Operating and other expenses:
Selling, general and administrative	1,220,468	1,198,170
Integration and restructuring costs	20,882	18,997
Amortization of intangibles	15,399	21,871
Total operating expenses	1,256,749	1,239,038

Operating income	362,306	286,864

Other income (expense):
Interest income	1,771	1,672
Interest expense	(55,474)	(60,498)
Other expense	(631)	(3,642)
Consolidated income before income taxes	307,972	224,396
Income tax expense	115,490	77,417
Consolidated net income	192,482	146,979
Income attributed to the noncontrolling interests	3,712	4,015
Net income attributed to Staples, Inc.	$188,770	$142,964

Earnings Per Share:

Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.26	$0.20

Dividends declared per common share	$0.09	$0.08

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$192,482	$146,979
Adjustments to reconcile net income attributed to the controlling interests to net cash provided by operating activities:
Depreciation and amortization	125,411	134,362
Stock-based compensation	33,765	35,337
Deferred tax expense (benefit)	14,641	(11,385)
Excess tax benefits from stock-based compensation arrangements	(1,185)	—
Other	645	1,759
Changes in assets and liabilities:
Decrease in receivables	11,625	80,551
(Increase) decrease in merchandise inventories	(26,748)	74,490
Decrease in prepaid expenses and other assets	22,150	64,578
Decrease in accounts payable	(50,833)	(7,621)
Decrease in accrued expenses and other current liabilities	(134,383)	(33,807)
Increase (decrease) in other long-term obligations	5,277	(47,009)
Net cash provided by operating activities	192,847	438,234

Investing Activities:
Acquisition of property and equipment	(48,993)	(53,717)
Net cash used in investing activities	(48,993)	(53,717)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	17,004	8,578
Repayments of commercial paper, net of proceeds from issuances	—	(529,634)
Proceeds from borrowings	61,079	796,673
Payments on borrowings, including payment of deferred financing fees	(36,316)	(504,342)
Cash dividends paid	(65,238)	(58,978)
Excess tax benefits from stock-based compensation arrangements	1,185	—
Purchase of treasury stock, net	(3,130)	(1,283)
Net cash used in financing activities	(25,416)	(288,986)

Effect of exchange rate changes on cash and cash equivalents	(867)	9,056

Net increase in cash and cash equivalents	117,571	104,587
Cash and cash equivalents at beginning of period	1,415,819	633,774
Cash and cash equivalents at end of period	$1,533,390	$738,361

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARES

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”).  These financial statements are for the period covering the thirteen weeks ended May 1, 2010 (also referred to as the “first quarter of 2010”) and the period covering the thirteen weeks ended May 2, 2009 (also referred to as the “first quarter of 2009”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.   For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note B — New Accounting Pronouncements

In June 2009, a pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 860). This pronouncement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009.  The Company adopted this pronouncement as of January 31, 2010.  This pronouncement did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810).  This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009.  The Company adopted this pronouncement as of January 31, 2010.   This pronouncement did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt this pronouncement as of January 30, 2011.  The Company is currently evaluating the potential impact, if any, of the adoption on its consolidated financial condition, results of operations and cash flows.

Note C — Integration and Restructuring Costs and Acquisition Reserves

Integration and restructuring costs represent the costs associated with the integration of Corporate Express N.V. (“Corporate Express”) (which was acquired in July 2008) with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Integration and restructuring costs are comprised of the following (in thousands):

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Severance and retention	$6,707	$2,217
Consulting and other costs	8,908	5,080
Facility closure costs and other asset write-downs	5,267	11,700
Total	$20,882	$18,997

In connection with the Company’s acquisition of Corporate Express, acquisition reserves were established.  The activity related to the Company’s acquisition reserve (in thousands) for fiscal 2010 is as follows:

	Balance as of January 30, 2010	Utilization	Foreign Exchange Fluctuations	Balance as of May 1, 2010
Transaction costs	$807	$—	$—	$807
Severance	28,843	(5,632)	(1,068)	22,143
Facility closures	28,390	(4,638)	(139)	23,613
Other	10,759	—	(61)	10,698
Total	$68,799	$(10,270)	$(1,268)	$57,261

The Company believes that the reserves above should be entirely utilized by the end of fiscal year 2010; however some payments related to facility closures may be made over the remaining lease terms.

Note D — Fair Value Measurements, Derivative Instruments and Hedging Activities

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

The following table shows the Company’s assets and liabilities as of May 1, 2010 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2(1)	Unobservable Inputs Level 3
Assets
Derivative assets	—	$24,766	—
Liabilities
Derivative liabilities	—	$(5,418)	—

(1) Based on model-based valuation techniques.

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt with the exception of the $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”), approximate their carrying values because of their short-term nature.   The fair values of long-term debt, with the exception of the unhedged portion of the Company’s $1.5 billion, 9.75% notes due January 15, 2014 (the “January 2014 Notes”), approximate their carrying value because of the Company’s use of derivative instruments that qualify for hedge accounting. The fair values of the April 2011 Notes and unhedged portion of the January 2014 Notes at May 1, 2010 were $530.0 million and $913.4 million , respectively, based on quoted market prices.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Derivative Instruments and Hedging Activities: Staples uses interest rate swaps to turn certain fixed rate debt into variable rate debt and certain variable rate debt into fixed rate debt and currency swaps to hedge a portion of the value of Staples’ net investment in Canadian dollar denominated subsidiaries. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings.  If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.   There are no amounts excluded from the assessment of hedge effectiveness.

The Company classifies the fair value of all derivative contracts and the fair value of hedged firm commitments as either current or long-term assets or debt depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company’s condensed consolidated statement of cash flows in the same category as the item being hedged.

Interest Rate Swaps:   On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ $325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes.  At May 1, 2010, the interest rate swap agreement had a fair value gain of $21.8 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2010 or 2009 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103 million, designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.   AUD $30 million of these swaps matured in July 2009 and AUD $8 million of these swaps matured in January 2010, as scheduled.  The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35 million, designed to convert local variable rate credit facilities into fixed rate obligations.  As of May 1, 2010, the total notional amount of all outstanding interest rate swap agreements is AUD $100 million (approximately $93.0 million, based on foreign exchange rates at May 1, 2010).  The remaining swap agreements are scheduled to terminate in four stages:  AUD $40 million in July 2010, AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012.    Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.34% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At May 1, 2010, the interest rate swap agreements had a fair value loss of AUD $0.82 million (approximately $0.76 million, based on foreign exchange rates at May 1, 2010), which was included in stockholders’ equity as a component of accumulated other comprehensive loss.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2010 or 2009 related to ineffectiveness associated with this cash flow hedge.   The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  The swap agreement, scheduled to terminate on January 14, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes.  At May 1, 2010, the interest rate swap agreement had a fair value gain of $2.5 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2010 related to ineffectiveness associated with this fair value hedge.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At May 1, 2010, the currency swap had an aggregate fair value loss of $4.7 million, which was included in other long term obligations. No amounts were included in the condensed consolidated statement of income for the first quarter of 2010 or 2009 related to ineffectiveness associated with this net investment hedge.

Foreign currency losses net of taxes, recorded in accumulated other comprehensive loss were $6.6 million for the first quarter of 2010 and foreign currency gains, net of taxes, recorded in accumulated other comprehensive loss were $7.0 million for the first quarter of 2009.

Note E — Equity Based Employee Benefit Plans

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

In connection with its equity based employee benefit plans, Staples included $33.8 million and $35.3 million in compensation expense for the first quarter of 2010 and the first quarter of 2009, respectively.

As of May 1, 2010, Staples had $208.9 million of nonqualified stock options and Restricted Shares to be expensed over the period through March 2014.  The Company had 42.7 million stock options outstanding, of which 29.4 million were exercisable at May 1, 2010.  The intrinsic value was $175.1 million for the outstanding nonqualified stock options and $154.0 million for the exercisable nonqualified stock options. The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.

Note F — Pension Plans

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Net periodic pension cost recognized for the first quarter of 2010 and 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010 and 2009.   The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of income for the first quarter of 2010 and 2009 related to the plans (in thousands):

	May 1, 2010			May 2, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$2,172	$2,172	$—	$2,051	$2,051
Interest cost	463	9,045	9,508	478	10,861	11,339
Expected return on plan assets	(435)	(15,174)	(15,609)	(386)	(13,155)	(13,541)
Amortization of unrecognized losses	—	967	967	—	2,133	2,133
Net periodic pension cost	$28	$(2,990)	$(2,962)	$92	$1,890	$1,982

Cash contributions of $0.3 million and $1.7 million were made to the U.S. Plans and International Plans, respectively, during the first quarter of 2010 and cash contributions of $0.2 million and $1.8 million were made to the U.S. Plans and International Plans, respectively, during the first quarter of 2009.

The Company expects to make additional cash contributions of $0.7 million and $8.4 million to the U.S. Plans and International Plans, respectively, during the remainder of fiscal 2010.

Note G — Stockholders’ Equity and Comprehensive Income

The following table reflects for the first quarter of 2010 and 2009 the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests (in thousands).  The noncontrolling interests reflect the 41.4% interest in Corporate Express Australia Limited that the Company does not currently own.

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 30, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	188,770	3,712	192,482
Other comprehensive income:
Foreign currency translation adjustments, net	(152,359)	(2,070)	(154,429)
Changes in fair value of derivatives, net (1)	(7,018)	432	(6,586)
Total other comprehensive income	(159,377)	(1,638)	(161,015)
Comprehensive income	29,393	2,074	31,467
Issuance of common stock for stock options exercised	17,004	—	17,004
Tax benefit on exercise of options	1,185	—	1,185
Stock-based compensation	33,765	—	33,765
Common stock dividend	(65,238)	—	(65,238)
Purchase of treasury stock, net	(3,130)	—	(3,130)
Other	(2,052)	—	(2,052)
Stockholders’ equity at May 1, 2010	$6,782,813	$85,128	$6,867,941

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	142,964	4,015	146,979
Other comprehensive income:
Foreign currency translation adjustments, net	64,060	(983)	63,077
Changes in fair value of derivatives, net (1)	7,042	—	7,042
Total other comprehensive income (loss)	71,102	(983)	70,119
Comprehensive income	214,066	3,032	217,098
Issuance of common stock options for stock options exercised	8,578	—	8,578
Stock-based compensation	35,337	—	35,337
Common stock dividend	(58,978)	—	(58,978)
Purchase of treasury stock, net	(1,283)	—	(1,283)
Other	(1,403)	—	(1,403)
Stockholders’ equity at May 2, 2009	$5,760,524	$61,256	$5,821,780

(1) Changes in the fair value of derivatives are net of a tax benefit $4.9 million and tax expense of $5.2 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) as of May 1, 2010 and January 30, 2010 (in thousands):

	May 1, 2010	January 30, 2010
Foreign currency translation adjustments	$(117,604)	$36,825
Derivative instruments (net of taxes)	(750)	5,836
Deferred pension costs (net of taxes)	(131,998)	(131,998)

Accumulated other comprehensive loss	$(250,352)	$(89,337)

Note H - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2010 and 2009 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Net income attributed to Staples, Inc.	$188,770	$142,964
Denominator:
Weighted-average common shares outstanding	718,795	705,283
Effect of dilutive securities:
Employee stock options and restricted shares	13,354	12,655
Weighted-average common shares outstanding assuming dilution	732,149	717,938

Basic earnings per common share	$0.26	$0.20
Diluted earnings per common share	$0.26	$0.20

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.   Options to purchase 12.6 million and 32.3 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at May 1, 2010 and May 2, 2009, respectively.

Note I - Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract, Staples Business Delivery and Quill.  The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 23 countries in Europe, Asia, Australia, and South America.

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

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2010 and 2009 and a reconciliation of segment income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	May 1, 2010	May 2, 2009
	Sales
North American Delivery	$2,462,654	$2,418,358
North American Retail	2,312,210	2,188,335
International Operations	1,282,931	1,210,866
Total reportable segments	$6,057,795	$5,817,559

	Business Unit Income
North American Delivery	$203,516	$160,629
North American Retail	176,549	160,451
International Operations	36,888	20,118
Business unit income	$416,953	$341,198
Stock-based compensation	(33,765)	(35,337)
Total segment income	383,188	305,861
Interest and other expense, net	(54,334)	(62,468)
Integration and restructuring costs	(20,882)	(18,997)
Consolidated income before income taxes	$307,972	$224,396

Note J - Guarantor Subsidiaries

Under the terms of the Company’s April 2011 Notes, the Amended and Restated Revolving Credit Agreement with Bank of America N.A. and other lending institutions named therein (the “Revolving Credit Facility”), the October 2012 Notes, the January 2014 Notes and the commercial paper program, the Guarantor Subsidiaries, as defined below, guarantee repayment of the

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples, the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the April 2011 Notes, the October 2012 Notes, and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of May 1, 2010 and January 30, 2010 and for the thirteen weeks ended May 1, 2010 and May 2, 2009.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheet

As of May 1,  2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$618,067	$51,064	$864,259	$—	$1,533,390
Merchandise inventories, net	—	1,301,008	991,496	—	2,292,504
Other current assets	136,270	599,926	1,674,780	—	2,410,976
Total current assets	754,337	1,951,998	3,530,535	—	6,236,870
Net property, equipment and other assets	708,186	1,305,582	1,302,770	—	3,316,538
Goodwill	1,630,190	154,527	2,208,328	—	3,993,045
Investment in affiliates and intercompany, net	6,197,492	5,290,420	7,226,352	(18,714,264)	—
Total assets	$9,290,205	$8,702,527	$14,267,985	$(18,714,264)	$13,546,453

Total current liabilities	$747,143	$1,626,865	$1,683,277	$—	$4,057,285
Total long-term liabilities	1,675,121	583,157	362,949	—	2,621,227
Total stockholders’ equity	6,867,941	6,492,505	12,221,759	(18,714,264)	6,867,941
Total liabilities and stockholders’ equity	$9,290,205	$8,702,527	$14,267,985	$(18,714,264)	$13,546,453

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet

As of January 30,  2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$581,095	$54,324	$780,400	$—	$1,415,819
Merchandise inventories, net	—	1,312,523	948,626	—	2,261,149
Other current assets	171,292	640,587	1,685,920	—	2,497,799
Total current assets	752,387	2,007,434	3,414,946	—	6,174,767
Net property, equipment and other assets	751,876	1,351,770	1,354,799	—	3,458,445
Goodwill	1,648,686	154,527	2,280,909	—	4,084,122
Investment in affiliates and intercompany, net	6,243,472	5,026,554	3,495,550	(14,765,576)	—
Total assets	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

Total current liabilities	$347,969	$1,733,223	$1,701,127	$—	$3,782,319
Total long-term liabilities	2,193,512	611,675	274,888	—	3,080,075
Total stockholders’ equity	6,854,940	6,195,387	8,570,189	(14,765,576)	6,854,940
Total liabilities and stockholders’ equity	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 1, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,671,494	$2,386,301	$—	$6,057,795
Cost of goods sold and occupancy costs	2,960	2,745,712	1,690,068	—	4,438,740
Gross profit	(2,960)	925,782	696,233	—	1,619,055
Operating and other expenses	(191,730)	737,925	570,986	193,902	1,311,083
Consolidated income before income taxes	188,770	187,857	125,247	(193,902)	307,972
Income tax expense	—	77,717	37,773	—	115,490
Consolidated net income (loss)	188,770	110,140	87,474	(193,902)	192,482
Income attributed to the noncontrolling interests	—	—	3,712	—	3,712
Net income attributed to Staples, Inc.	$188,770	$110,140	$83,762	$(193,902)	$188,770

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 2, 2009

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,913,548	$2,904,011	$—	$5,817,559
Cost of goods sold and occupancy costs	2,425	2,139,384	2,149,848	—	4,291,657
Gross profit	(2,425)	774,164	754,163	—	1,525,902
Operating and other expenses	(145,389)	638,696	602,609	205,590	1,301,506
Consolidated income before income taxes	142,964	135,468	151,554	(205,590)	224,396
Income tax expense	—	31,489	45,928	—	77,417
Consolidated net income (loss)	142,964	103,979	105,626	(205,590)	146,979
Income attributed to the noncontrolling interests	—	—	4,015	—	4,015
Net income attributed to Staples, Inc.	$142,964	$103,979	$101,611	$(205,590)	$142,964

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 1, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$117,801	$21,924	$53,122	$192,847
Investing activities:
Acquisition of property and equipment	(6,519)	(26,037)	(16,437)	(48,993)
Cash used in investing activities	(6,519)	(26,037)	(16,437)	(48,993)
Financing activities:
Proceeds from borrowings	13,072	—	48,007	61,079
Payments on borrowings, including payment of deferred financing fees	(36,316)	—	—	(36,316)
Purchase of treasury stock, net	(3,130)	—	—	(3,130)
Excess tax benefits from stock-based compensation arrangements	298	853	34	1,185
Cash dividends paid	(65,238)	—	—	(65,238)
Other	17,004	—	—	17,004
Cash (used in) provided by financing activities	(74,310)	853	48,041	(25,416)
Effect of exchange rate changes on cash	—	—	(867)	(867)
Net increase (decrease) in cash and cash equivalents	36,972	(3,260)	83,859	117,571
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$618,067	$51,064	$864,259	$1,533,390

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 2, 2009

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$373,549	$21,304	$43,381	$438,234
Investing activities:
Acquisition of property and equipment	(5,170)	(28,714)	(19,833)	(53,717)
Cash used in investing activities	(5,170)	(28,714)	(19,833)	(53,717)
Financing activities:
Repayments of commercial paper, net of proceeds from issuances	(529,634)	—	—	(529,634)
Proceeds from borrowings	796,673	—	—	796,673
Payments on borrowings, including payment of deferred financing fees	(504,342)	—	—	(504,342)
Purchase of treasury stock, net	(1,283)	—	—	(1,283)
Cash dividends paid	(58,978)	—	—	(58,978)
Other	8,578	—	—	8,578
Cash used in financing activities	(288,986)	—	—	(288,986)
Effect of exchange rate changes on cash	—	—	9,056	9,056
Net increase (decrease) in cash and cash equivalents	79,393	(7,410)	32,604	104,587
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$153,648	$37,673	$547,040	$738,361

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Note K — Commitments and Contingencies

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure in accordance with the Dutch Civil Code.  Staples and the other parties to the “squeeze out” procedure have submitted their arguments to the Dutch court and are awaiting a decision.  While Staples does not know the exact date that the Dutch court will render a judgment, it anticipates that a judgment will be rendered prior to the end of fiscal 2010.  There is, however, no guarantee that the court will render a judgment before such time.  Any additional payments will be recorded in equity pursuant to ASC Topic 810.

With the acquisition of Corporate Express, the Company became the majority 58.6% shareholder of Corporate Express Australia Limited (“Corporate Express Australia”), a public company traded on the Australian Stock Exchange.  On March 16, 2010, the Company announced that it had made an offer to acquire all of the noncontrolling interest in Corporate Express Australia for cash consideration of AUD$5.60 per share (the “Offer”), representing a total enterprise value of AUD$1.0 billion (approximately $930 million based on foreign exchange rates at May 1, 2010).  The Offer is subject to a 90% minimum acceptance condition and there being no significant movements in the Australian stock market.  Corporate Express Australia’s Board has unanimously recommended the Offer subject to no superior proposal emerging.

Note L — Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure or adjustment to these condensed consolidated financial statements.

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

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and as adjusted for certain items as noted in the reconciliation tables below.  Management uses adjusted net income, among other standards, to measure operating performance.  We have added this information because we believe it helps in understanding the results of our operations on a comparative basis.  This adjusted information supplements and is not intended to replace performance measures required by US GAAP disclosure.

Overview

Major contributors to our results for the first quarter of 2010 compared to our results for the first quarter of 2009 are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                 On a consolidated basis, we generated $6.1 billion in sales, with sales growth of 4.1% driven by the positive impact of foreign exchange rates.

•                 North American Delivery’s sales increased 1.8% for the quarter and business unit income rate increased to 8.3% from 6.6%.

•                 North American Retail’s sales increased 5.7% and comparable store sales increased by 1%.  North America Retail’s business unit income rate increased to 7.6% from 7.3%.

•                 International Operations’ sales increased 6.0% in US dollars and decreased 4.4% in local currency.  International Operations’ business unit income rate increased to 2.9% from 1.7%.

•                 We now operate 2,257 stores worldwide, with a net addition of 14 stores during the first quarter of 2010.

While maintaining our focus on customer service and expense control, we are also continuing to invest in strategic growth initiatives to drive our long-term success, including technology products and services, copy and print services, and facility and break room supplies.

Outlook

Our expectations for 2010 assume a gradual economic recovery extending throughout the year.  For the second quarter of 2010 and the full year 2010, we expect sales to increase in the low single-digits compared to the same periods in 2009.   We expect to achieve diluted earnings per share, on a GAAP basis and an adjusted diluted earnings per share for the second quarter and full year 2010 as follows:

	Second Quarter 2010	Full Year 2010
Diluted earnings per share, on a GAAP basis	$0.16 to $0.18	$1.20 to $1.28
Impact of integration and restructuring costs per share	0.02	0.05
Adjusted earnings per share	$0.18 to $0.20	$1.25 to $1.33

Our earnings per share expectations for the second quarter assume that the U.S. Congress will not extend the provisions that allow for the deferral of income tax on certain unremitted foreign earnings prior to the end of the second quarter of 2010; as a result we expect our tax rate for the second quarter will be 37.5%.  Our full year earnings per share expectations assume that these provisions will be extended prior to the end of 2010, and that our tax rate for the full year will be 34.5%.

We expect to incur the following expenses during the second quarter and full year 2010:

	Second Quarter 2010	Full Year 2010
Depreciation expense	$120 million to $130 million	$470 million to $490 million
Net interest expense	$50 million to $55 million	$215 million to $225 million
Amortization of intangibles	$15 million to $20 million	$65 million to $75 million
Integration and restructuring costs	$15 million to $20 million	$45 million to $55 million

Consolidated Performance

Net income attributed to Staples, Inc. for the first quarter of 2010 was $188.8 million or $0.26 per diluted share compared to $143.0 million or $0.20 per diluted share for the first quarter of 2009.  Our results for the first quarter of 2010 and 2009 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes, is shown below (amounts in thousands, except per share data):

	First Quarter 2010		First Quarter 2009
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$188,770	$0.26	$142,964	$0.20
Adjustments, net of taxes: (1)
Integration and restructuring costs (2)	13,051	0.02	12,443	0.02
Adjusted net income	$201,821	$0.28	$155,407	$0.22

(1) The tax effect of all adjustments is based on our effective tax rate 37.5% for the first quarter of 2010 and 34.5% for the first quarter of 2009.

(2) See Note C to the Notes to the Condensed Consolidated Financial Statements.

Sales: Sales for the first quarter of 2010 were $6.1 billion, an increase of 4.1% from the first quarter of 2009.  Our sales growth for the first quarter of 2010 reflects the positive impact of foreign exchange rates of $248.0 million and to a lesser extent an increase in non-comparable sales for new stores opened in the last twelve months, partially offset by lower sales in our European printing systems business.

Gross Profit:  Gross profit as a percentage of sales was 26.7% for the first quarter of 2010 compared to 26.2% for the first quarter of 2009.  The increase in gross profit rate for 2010 was primarily driven by better buying and improvements in supply chain productivity.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.1% of sales for the first quarter of 2010 compared to 20.6% for the first quarter of 2009.  This decrease reflects reduced marketing expenses, leverage in labor, and lower depreciation expense.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of Corporate Express N.V. (“Corporate Express”) with our pre-existing business and the consolidation of certain operations of the combined company.  Integration and restructuring costs were $20.9 million for the first quarter of 2010 and $19.0 million for the first quarter of 2009.   Integration and restructuring costs for the first quarter of 2010 included $8.9 million of consulting and other costs, $6.7 million for severance and retention, and $5.3 million for facility closures and other asset write-downs.   Integration and restructuring costs for the first quarter of 2009 included $11.7 million for facility closures and other asset write-downs, $5.1 million of consulting and other costs, and $2.2 million for severance and retention.

Amortization of Intangibles: Amortization of intangibles was $15.4 million for the first quarter of 2010 compared to $21.9 million for the first quarter of 2009, reflecting the amortization of certain tradenames, customer relationships and noncompetition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $12.7 million for the first quarter of 2010 and $14.1 million for the first quarter of 2009.

Interest Income: Interest income was $1.8 million for the first quarter of 2010 compared to $1.7 million for the first quarter of 2009.  The increase in interest income for the first quarter of 2010 was primarily due to an increase in our average cash balance, partially offset by a reduction in interest rates.

Interest Expense: Interest expense decreased to $55.5 million for the first quarter of 2010 from $60.5 million for the first quarter of 2009.  The decrease in interest expense from the first quarter of 2009 to the first quarter of 2010 was primarily due to the inclusion, in 2009, of fees associated with borrowings used to fund the acquisition of Corporate Express, partially offset by the inclusion of interest on our $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”) for the entire first quarter of 2010.  We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $60.5 million for the first quarter of 2010 compared to $61.5 million for the first quarter of 2009.

Other Expense: Other expense was $0.6 million for the first quarter of 2010 compared to $3.6 million for the first quarter of 2009.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 37.5% for the first quarter of 2010 compared to 34.5% for the first quarter of 2009.  The increase in the effective tax rate from the first quarter of 2009 to the first quarter of 2010 was due to the expiration of provisions in the Internal Revenue Code which allow for the deferral of United States income tax on certain unremitted foreign earnings.

Segment Performance

We have three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract, Staples Business Delivery and Quill.  The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that sell and deliver office products and services directly to customers and businesses and that operate office products stores in 23 countries in Europe, Asia, Australia and South America.

The following tables provide a summary of our sales and business unit income by reportable segment.    Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before taxes in Note I in the Notes to the Condensed Consolidated Financial Statements):

	(Amounts in thousands) 13 Weeks Ended		May 1, 2010	May 2, 2009
			Increase	Increase (Decrease)
			From	From
	May 1, 2010	May 2, 2009	Prior Year	Prior Year
Sales:
North American Delivery	$2,462,654	$2,418,358	1.8%	40.6%
North American Retail	2,312,210	2,188,335	5.7%	(9.1)%
International Operations	1,282,931	1,210,866	6.0%	60.3%
Total segment sales	$6,057,795	$5,817,559	4.1%	19.1%

	(Amounts in thousands) 13 Weeks Ended		May 1, 2010	May 2, 2009
	May 1, 2010	May 2, 2009	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$203,516	$160,629	8.3%	6.6%
North American Retail	176,549	160,451	7.6%	7.3%
International Operations	36,888	20,118	2.9%	1.7%
Business unit income	416,953	341,198	6.9%	5.9%
Stock-based compensation	(33,765)	(35,337)	(0.6)%	(0.6)%
Segment income	$383,188	$305,861	6.3%	5.3%

North American Delivery: Sales increased 1.8% for the first quarter of 2010.  This increase was the result of the positive impact of foreign exchange rates of $33.7 million and to a lesser extent the impact of our customer acquisition efforts partially offset by reduced sales to existing customers.

Business unit income as a percentage of sales increased to 8.3% for the first quarter of 2010 from 6.6% for the first quarter of 2009. The increase in business unit income as a percentage of sales for the first quarter of 2010 was primarily due to integration related purchasing, sales force and supply chain improvements, reduced amortization expense and favorable product mix as customers purchased more discretionary products with higher margins.

North American Retail:  Sales increased 5.7% for the first quarter of 2010.  This increase was the result of the positive impact of foreign exchange rates of $88.9 million, and to a lesser extent, a 1% increase in comparable store sales and an increase in non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales increase for the first quarter of 2010 reflects an increase in customer traffic partially offset by lower average order size.

Business unit income as a percentage of sales increased to 7.6% for 2010 from 7.3% for the first quarter of 2009.   The increase for the first quarter of 2010 primarily reflects reduced marketing expense and lower depreciation expense, partially offset by unfavorable product mix.

International Operations: Sales increased 6.0% for the first quarter of 2010.  This increase was the result of the positive impact of foreign exchange rates of $125.4 million, offset by lower sales in our European printing systems business and, to a lesser extent, a 5% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales increased to 2.9% for the first quarter of 2010 from 1.7% for the first quarter of 2009.  The increase for the first quarter of 2010 is driven by integration related purchasing and supply chain improvements, and reduced marketing and amortization expense, partially offset by losses in our European printing systems business and deleverage in fixed occupancy costs.

Stock-Based Compensation: Stock-based compensation decreased to $33.8 million for the first quarter of 2010 from $35.3 million for the first quarter of 2009.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 2, 2010, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2009 Annual Report on Form 10-K filed on March 2, 2010.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $192.8 million for the first quarter of 2010 compared to $438.2 million for the first quarter of 2009.  The decrease in operating cash flow from 2009 to 2010 is primarily due to changes in working capital, partially offset by an increase in net income adjusted for non-cash expenses.

Cash used in investing activities was $49.0 million for the first quarter of 2010 compared to $53.7 million for the first quarter of 2009.  The decrease in cash used in investing activities from 2009 to 2010 is due to a reduction in capital expenditures during the first quarter of 2010, driven by lower spending on new stores and information systems.

Cash used in financing activities was $25.4 million for the first quarter of 2010 compared to $289.0 million for the first quarter of 2009.  The change in cash used in financing activities from 2009 to 2010 is primarily related to the repayment and refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition.   In the first quarter of 2009, our financing activities primarily consisted of repayments made on commercial paper and the Corporate Express U.S and European securitization programs, offset by the proceeds from the April 2011 Notes.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility, to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At May 1, 2010, we had approximately $2.72 billion in total cash and funds available through credit agreements, which consisted of $1.19 billion of available credit and $1.53 billion of cash and cash equivalents.

A summary, as of May 1, 2010, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	May 1, 2010
	Available	Debt
	Credit	Outstanding
April 2011 Notes	$—	$500,000
Revolving Credit Facility	750,000	—
$325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”)	—	325,000
$1.5 billion 9.75% notes due January 1, 2014 (the “January 2014 Notes”)	—	1,500,000
Commercial paper program (1)	—	—
$300 million May 2009 securitization program	300,000	—
Lines of credit	143,524	59,163
Other notes and capital leases	—	188,301
Total	$1,193,524	$2,572,464

(1) At May 1, 2010, the obligations under our commercial paper program were backstopped by, and utilize borrowing capacity available under, our Revolving Credit Facility.

At May 1, 2010, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2009 Annual Report on Form 10-K.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned store openings and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, such as our offer announced on March 16, 2010 to acquire all of the noncontrolling interest in Corporate Express Australia Limited, we also expect to continue to return capital to our shareholders through a cash dividend program.   Depending on our credit metrics and our liquidity position, from time to time, we may repurchase our outstanding shares or our public notes through repurchase programs.

We currently plan to spend approximately $400 million on capital expenditures during the last three quarters of 2010, primarily related to continued investments in information systems, the integration of our distribution networks in North America and Europe, new store openings and remodels of existing stores, and growth initiatives.  We expect to open approximately 30 new stores in North America, Europe and Asia during the last three quarters of 2010.

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

We paid a first quarter 2010 cash dividend of $0.09 per share on April 15, 2010 to stockholders of record on March 26, 2010.  We expect the total value of quarterly cash dividend payments for fiscal 2010 to be $0.36 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2010 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 1, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-18 of our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of May 1, 2010, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 1, 2010, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business has grown dramatically over the years.  Although we expect our business to continue to grow organically and through strategic acquisitions, it will likely not grow at the rate experienced when we acquired Corporate Express N.V. (“Corporate Express”).  Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates  have grown and changed, and we expect they will continue to grow and change over the long-term.  This growth places significant demands on management and operational systems.  If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.

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

We currently operate in 24 different countries outside the United States and plan to continue to grow internationally.  Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations.  Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance to foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management’s time and impact our operations.  There are also different employee/employer relationships and in some cases the existence of workers’ councils that may delay or impact the implementation of some of these operational systems.  In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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

Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

For instance, the U.S. Congress has allowed certain Internal Revenue Code provisions to expire, including provisions that allow for the deferral of United States income tax on certain unremitted foreign earnings.  If any of these provisions are not enacted into law we could have an adverse impact on our financial position and results of operations.  However, if the extensions of certain provisions of the tax code are later enacted, they will have a favorable impact on our results of operation and financial position.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of May 1, 2010 was $2.57 billion.  If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

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

Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 23% of our sales in fiscal 2009.  Our proprietary branded products compete with other manufacturers’ branded items that we offer. An increase in our proprietary branded product offerings also expose us to risk that third parties will assert infringement claims against us with respect to such products.  The more proprietary brand product offerings we sell, the more this risk increases.  In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.  Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

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

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation.  As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not.  For example, in January 2010, we entered into a national settlement for several class action lawsuits related to “wage and hour” claims.

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

We are subject to federal, state and local regulations.  Last year in the U.S. there were a large number of new legislative and regulatory initiatives and reforms, and if such legislation is enacted, we may experience an increase in costs.  Changes affecting our workforce such as raising the local minimum wage, laws encouraging unionization efforts among our associates, healthcare mandates, environmental regulations, and other wage or workplace regulations could increase our costs.  In addition, proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate as described in more detail above.

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

STAPLES, INC.

Date: May 19, 2010	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Amended and Restated Supplemental Executive Retirement Plan.
10.2+	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.3+	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.4+	Amendment to Executive Officer Incentive Plan.
31.1+	Principal Executive Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

+              Filed herewith.

++           Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

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