Form 10-Q
period 2010-07-31
STAPLES INC
filed 2010-08-19
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 31, 2010

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

The registrant had 730,112,192 shares of common stock outstanding as of August 17, 2010.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q

July 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	July 31,	January 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$871,960	$1,415,819
Receivables, net	1,781,307	1,811,365
Merchandise inventories, net	2,514,009	2,261,149
Deferred income tax asset	297,145	353,329
Prepaid expenses and other current assets	402,068	333,105
Total current assets	5,866,489	6,174,767

Property and equipment:
Land and buildings	1,038,701	1,051,391
Leasehold improvements	1,287,118	1,268,848
Equipment	2,093,500	2,035,658
Furniture and fixtures	992,442	966,783
Total property and equipment	5,411,761	5,322,680
Less accumulated depreciation and amortization	3,329,562	3,158,147
Net property and equipment	2,082,199	2,164,533

Lease acquisition costs, net of accumulated amortization	23,572	25,083
Intangible assets, net of accumulated amortization	538,464	579,923
Goodwill	3,985,249	4,084,122
Other assets	738,031	688,906
Total assets	$13,234,004	$13,717,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,746	$2,111,696
Accrued expenses and other current liabilities	1,373,833	1,603,354
Debt maturing within one year	574,187	67,269
Total current liabilities	4,124,766	3,782,319

Long-term debt	2,004,843	2,500,329
Other long-term obligations	643,039	579,746

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 905,598,383 shares at July 31, 2010 and 896,655,170 shares at January 30, 2010	540	538
Additional paid-in capital	4,211,082	4,379,942
Accumulated other comprehensive loss	(301,354)	(89,337)
Retained earnings	6,057,564	5,869,138
Less: Treasury stock at cost - 174,450,848 shares at July 31, 2010 and 167,990,178 shares at January 30, 2010	(3,517,141)	(3,388,395)
Total Staples, Inc. stockholders’ equity	6,450,691	6,771,886
Noncontrolling interests	10,665	83,054
Total stockholders’ equity	6,461,356	6,854,940
Total liabilities and stockholders’ equity	$13,234,004	$13,717,334

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Sales	$5,534,240	$5,533,779	$11,592,035	$11,351,338
Cost of goods sold and occupancy costs	4,071,532	4,109,522	8,510,272	8,401,179
Gross profit	1,462,708	1,424,257	3,081,763	2,950,159

Operating and other expenses:
Selling, general and administrative	1,158,025	1,161,400	2,378,493	2,359,570
Integration and restructuring costs	21,644	29,633	42,526	48,630
Amortization of intangibles	14,886	26,644	30,285	48,515
Total operating expenses	1,194,555	1,217,677	2,451,304	2,456,715

Operating income	268,153	206,580	630,459	493,444

Other income (expense):
Interest income	1,891	1,329	3,662	3,001
Interest expense	(53,169)	(60,933)	(108,643)	(121,430)
Other income (expense)	(4,604)	1,361	(5,235)	(2,282)
Consolidated income before income taxes	212,271	148,337	520,243	372,733
Income tax expense	79,602	51,176	195,092	128,593
Consolidated net income	132,669	97,161	325,151	244,140
Income attributed to the noncontrolling interests	2,913	4,750	6,625	8,765
Net income attributed to Staples, Inc.	$129,756	$92,411	$318,526	$235,375

Earnings Per Share:

Basic earnings per common share	$0.18	$0.13	$0.44	$0.33
Diluted earnings per common share	$0.18	$0.13	$0.44	$0.33

Dividends declared per common share	$0.09	$0.08	$0.18	$0.17

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$325,151	$244,140
Adjustments to reconcile net income attributed to the controlling interests to net cash provided by operating activities:
Depreciation and amortization	247,965	271,759
Stock-based compensation	69,629	90,558
Deferred tax expense	6,209	—
Other	(1,904)	15,836
Changes in assets and liabilities:
Decrease in receivables	15,993	125,884
Increase in merchandise inventories	(253,211)	(20,938)
(Increase) decrease in prepaid expenses and other assets	(77,651)	131,017
Increase in accounts payable	80,583	38,257
Decrease in accrued expenses and other current liabilities	(237,590)	(172,422)
Increase (decrease) in other long-term obligations	70,252	(26,127)
Net cash provided by operating activities	245,426	697,964

Investing Activities:
Acquisition of property and equipment	(150,719)	(129,865)
Acquisition of businesses, net of cash acquired	(39,270)	—
Net cash used in investing activities	(189,989)	(129,865)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	38,443	45,338
Repayments of commercial paper, net of proceeds from issuances	—	(1,088,470)
Proceeds from borrowings	95,889	1,139,820
Payments on borrowings, including payment of deferred financing fees	(113,327)	(565,498)
Purchase of noncontrolling interest	(345,963)	—
Cash dividends paid	(130,100)	(118,048)
Purchase of treasury stock, net	(128,745)	(24,075)
Net cash used in financing activities	(583,803)	(610,933)

Effect of exchange rate changes on cash and cash equivalents	(15,493)	42,502

Net decrease in cash and cash equivalents	(543,859)	(332)
Cash and cash equivalents at beginning of period	1,415,819	633,774
Cash and cash equivalents at end of period	$871,960	$633,442

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and twenty-six weeks ended July 31, 2010 (also referred to as the “second quarter of 2010” and the “first half of 2010”) and the period covering the thirteen and twenty-six weeks ended August 1, 2009 (also referred to as the “second quarter of 2009” and the “first half of 2009”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be consolidated (ASC Topic 810).  This determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009.  The Company adopted this pronouncement as of January 31, 2010.   This pronouncement did not have any impact on the Company’s consolidated financial condition, results of operations or cash flows.

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt this pronouncement as of January 30, 2011.  The Company is currently evaluating the potential impact, if any, of the adoption of this pronouncement on its consolidated financial condition, results of operations and cash flows.

Note C — Business Acquisitions and Acquisition of Noncontrolling Interest

ASC Topic 805 (“Business Combinations”) requires that companies record acquisitions under the purchase method of accounting.   Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values.   The excess purchase price over the fair value is recorded as goodwill.     ASC Topic 350 (“Goodwill and Intangible Assets”) indicates that goodwill and purchased intangibles with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently, if impairment indicators arise.   Purchased intangibles with definite lives are amortized over their respective useful lives.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On July 2, 2010, the Company entered the Finnish market, acquiring Oy Lindell AB (“Lindell”), a Finnish office products distributor.  The aggregate cash purchase price was 30 million Euros, net of cash acquired (approximately $38 million based on foreign exchange rates on the acquisition date).   As a result of this acquisition, the Company recorded an additional $16.5 million of goodwill and $5.2 million of intangible assets (which are being amortized on a straight line basis over their weighted average estimated lives of 6 years).

With the acquisition of Corporate Express, the Company became a 58.6% shareholder of Corporate Express Australia Limited (“Corporate Express Australia”), a public company traded on the Australian Securities Exchange.  On March 16, 2010, the Company announced that it had made an offer to acquire all of the noncontrolling interest in Corporate Express Australia for cash consideration of AUD $5.60 per share (the “Offer”).

On July 9, 2010, the Company declared the offer unconditional, resulting in the purchase of additional shares.  The Company currently owns 98.5% of Corporate Express Australia.  The purchase of this additional interest in Corporate Express Australia for approximately AUD $391 million  (approximately $346 million based on foreign exchange rates on the purchase date), is being accounted for in accordance with ASC Topic 810, “Noncontrolling Interest in Consolidated Financial Statements,” as an equity transaction, by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company’s ownership interest in Corporate Express Australia.  The purchase of the noncontrolling interest is reflected as a financing cash outflow in the condensed consolidated statement of cash flows.   The Company is now entitled to acquire the remaining 1.5% of the shares through a compulsory acquisition process that is expected to be completed by September 2010.   Any additional payments will be recorded in equity in accordance with ASC Topic 810.

Note D — Integration and Restructuring Costs

Integration and restructuring costs represent the costs associated with the integration of Corporate Express N.V. (“Corporate Express”), including Corporate Express Australia, with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.

Integration and restructuring costs are comprised of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Severance and retention	$1,752	$20,680	$8,459	$22,897
Consulting and other costs	15,443	8,953	24,351	14,033
Facility closure costs and other asset write-downs	4,449	—	9,716	11,700
Total	$21,644	$29,633	$42,526	$48,630

In connection with the Company’s acquisition of Corporate Express, acquisition reserves were established.  The activity related to the Company’s acquisition reserve (in thousands) for fiscal 2010 is as follows:

	Balance as of January 30, 2010	Utilization	Foreign Exchange Fluctuations	Balance as of July 31, 2010
Transaction costs	$807	$(31)	$—	$776
Severance	28,843	(8,500)	(1,410)	18,933
Facility closures	28,390	(4,638)	(187)	23,565
Other	10,759	(616)	(196)	9,947
Total	$68,799	$(13,785)	$(1,793)	$53,221

The Company believes that the reserves above should be substantially utilized by the end of fiscal year 2010; however, some payments related to facility closures may be made over the remaining lease terms.

Note E — Fair Value Measurements, Derivative Instruments and Hedging Activities

Fair Value Measurements:    ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The following table shows the Company’s assets and liabilities as of July 31, 2010 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2(1)	Unobservable Inputs Level 3
Assets
Derivative assets	—	$53,031	—

Liabilities
Derivative liabilities	—	$(5,343)	—

(1)          Based on model-based valuation techniques

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt with the exception of the $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”), approximate their carrying values because of their short-term nature.   The Company has $1.5 billion, 9.75% notes due January 15, 2014 (the “January 2014 Notes”) of which $750.0 million was hedged in March 2010.  The fair value of the long-term debt, with the exception of the unhedged portion of the January 2014 Notes, approximate their carrying value because of the Company’s use of derivative instruments that qualify for hedge accounting.  The fair value of the April 2011 Notes and unhedged portion of the January 2014 Notes was determined based on quoted market prices.  The following table reflects the difference between the carrying value and fair value of these notes as of July 31, 2010 and January 30, 2010 (in thousands):

	July 31, 2010		January 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
April 2011 Notes	$500,000	$521,900	$500,000	$537,500
Unhedged portion of the January 2014 Notes ($750.0 million hedged in March 2010)	$750,000	$922,575	N/A	N/A
January 2014 Notes	N/A	N/A	$1,500,000	$1,826,250

Derivative Instruments and Hedging Activities:  Staples uses interest rate swaps to turn certain fixed rate debt into variable rate debt and certain variable rate debt into fixed rate debt and currency swaps to hedge a portion of the value of Staples’ net investment in Canadian dollar denominated subsidiaries and to fix the value of intercompany debt denominated in a foreign currency. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative are recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.   There are no amounts excluded from the assessment of hedge effectiveness.

The Company classifies the fair value of all its derivative contracts and the fair value of its hedged firm commitments as either current or long-term assets or debt depending on whether the maturity date of the derivative contract is within or

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company’s condensed consolidated statement of cash flows in the same category as the item being hedged.

Interest Rate Swaps:  On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ $325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes.  At July 31, 2010, the interest rate swap agreement had a fair value gain of $27.4 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the second quarter or first half of 2010 or the second quarter or first half of 2009 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103 million, designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.    AUD $30 million of these swaps matured in July 2009, AUD $8 million of these swaps matured in January 2010, and AUD $40 million of these swaps matured in July 2010, as scheduled.  The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35 million, designed to convert local variable rate credit facilities into fixed rate obligations.  As of July 31, 2010, the total notional amount of all outstanding interest rate swaps are AUD $60 million (approximately $54.1 million based on foreign exchange rates at July 31, 2010).  The remaining swap agreements are scheduled to terminate in three stages:  AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012.  Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.0% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At July 31, 2010, the interest rate swap agreements had a fair value loss of $0.8 million, which was included in stockholders’ equity as a component of accumulated other comprehensive income (loss).  No amounts were included in the condensed consolidated statement of income for the second quarter or first half of 2010 or the second quarter or first half of 2009 related to ineffectiveness associated with this cash flow hedge.   The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  The swap agreement, scheduled to terminate on January 14, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes.  At July 31, 2010, the interest rate swap agreement had a fair value gain of $25.6 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the second quarter or first half of 2010 related to ineffectiveness associated with this fair value hedge.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At July 31, 2010, the currency swap had an aggregate fair value loss of $0.8 million, which was included in other long-term obligations.   No amounts were included in the condensed consolidated statement of income for the second quarter or first half of 2010 or the second quarter or first half of 2009 related to ineffectiveness associated with this net investment hedge.

On June 30, 2010, Staples entered into a currency swap, for an aggregate notional amount of 40 million Canadian dollars.  Upon maturity of the agreement in July 2011, Staples will be entitled to receive $37.8 million and will be obligated to pay 40

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

million Canadian dollars.  This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary.  Gains and losses on this foreign currency hedge will be recorded to other income (expense) over the life of the agreement, which will offset the gains and losses of the underlying hedged item.  At July 31, 2010, the currency swap had a fair value loss of $0.8 million, which was included in accrued expenses and other current liabilities.

Foreign currency gains (losses), net of taxes, recorded in accumulated other comprehensive income (loss) were $2.2 million and $(4.4) million for the second quarter and first half of 2010, respectively, and $13.9 million and $20.9 million for the second quarter and first half of 2009, respectively.

Note F — Equity Based Employee Benefit Plans

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

The following table summarizes the nonqualified stock option and Restricted Share activity in the first half of 2010:

	Nonqualified Stock Options (1)		Restricted Shares (2)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 30, 2010	43,834,405	$19.57	12,973,840	$22.52
Granted	182,044	23.13	584,047	22.96
Exercised / Released	(1,057,956)	16.07	(361,093)	23.26
Canceled	(196,330)	21.98	(205,590)	22.12
Outstanding at May 1, 2010	42,762,163	19.52	12,991,204	22.53
Granted	4,506,287	19.30	6,376,888	19.06
Exercised / Released	(470,270)	10.99	(3,904,767)	24.23
Canceled	(121,070)	20.86	(273,385)	22.48
Outstanding at July 31, 2010	46,677,110	$19.71	15,189,940	$20.64

Exercisable at July 31, 2010	33,552,899	$19.19

(1) At July 31, 2010, the aggregate intrinsic value of the outstanding nonqualified stock options was $90.1 million and the aggregate intrinsic value of the exercisable nonqualified stock options was $84.2 million.

(2) Restricted Shares do not include performance shares (“Performance Shares”) which Staples grants to certain employees. These are awards under which restricted stock is only issued if the Company meets minimum performance targets.  If, at the end of each performance period, the Company’s performance falls between minimum and maximum targets, performance shares ranging from 50% to 200% of the underlying award will be issued.   The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant. As of July 31, 2010, Staples had 1.2 million awards of Performance Shares outstanding, which were granted during 2008 and 2010 and remain subject to satisfaction of performance targets. The shares have a weighted-average fair market value per share of $20.10. Additionally, Performance Shares granted during 2009 were issued in 2010 based on the Company meeting certain performance targets.  These shares continue to be subject to vesting restrictions and will

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

fully vest in January 2013.  The price of these issued Performance Shares was $20.12 per share and 0.5 million of these shares are included in the outstanding Restricted Shares as of July 31, 2010.

In connection with its equity based employee benefit plans, Staples included $35.9 million and $69.6 million in compensation expense for the second quarter and first half of 2010, respectively, and $55.2 million and $90.6 million in compensation expense for the second quarter and first half of 2009, respectively.  At July 31, 2010, Staples had $298.0 million related to grants of nonqualified stock options and Restricted Shares to be expensed over the period through June 2014.

Note G — Pension Plans

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

Net periodic pension cost recognized for the second quarter and first half of 2010 and the second quarter and first half of 2009 are based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010 and fiscal 2009, respectively.   The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of income (in thousands):

	13 Weeks Ended July 31, 2010			13 Weeks Ended August 1, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$2,172	$2,172	$—	$2,191	$2,191
Interest cost	463	9,045	9,508	511	11,600	12,111
Expected return on plan assets	(435)	(15,174)	(15,609)	(412)	(14,050)	(14,462)
Amortization of unrecognized losses	—	967	967	—	2,278	2,278
Net periodic pension (income) cost	$28	$(2,990)	$(2,962)	$99	$2,019	$2,118

	26 Weeks Ended July 31, 2010			26 Weeks Ended August 1, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$4,344	$4,344	$—	$4,242	$4,242
Interest cost	926	18,090	19,016	989	22,461	23,450
Expected return on plan assets	(870)	(30,348)	(31,218)	(798)	(27,205)	(28,003)
Amortization of unrecognized losses	—	1,934	1,934	—	4,411	4,411
Net periodic pension (income) cost	$56	$(5,980)	$(5,924)	$191	$3,909	$4,100

Cash contributions made to Corporate Express pension plans for the second quarter and first half of 2010 and 2009 are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
U.S. Plans	$224	$166	$524	$332
International Plans	3,225	2,920	5,179	4,661
Total	$3,449	$3,086	$5,703	$4,993

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The Company expects to make additional cash contributions of $0.5 million and $5.2 million to the U.S. Plans and International Plans, respectively, during the remainder of fiscal 2010.

Note H — Stockholders’ Equity and Comprehensive Income

The following table reflects for the first half of 2010 and 2009 the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests (in thousands).  The noncontrolling interest primarily reflects the remaining 1.5% of noncontrolling interest in Corporate Express Australia (see Note C).

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 30, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	318,526	6,625	325,151
Other comprehensive income:
Foreign currency translation adjustments, net	(207,210)	(459)	(207,669)
Deferred pension costs, net	—	—	—
Changes in the fair value of derivatives, net (1)	(4,807)	432	(4,375)
Total other comprehensive income	(212,017)	(27)	(212,044)
Comprehensive income	106,509	6,598	113,107
Issuance of common stock options for stock options exercised and the sale of stock under employee stock purchase plans	38,443	—	38,443
Stock-based compensation	69,629	—	69,629
Purchase of noncontrolling interest, including accrued and unpaid transaction costs	(271,001)	(78,987)	(349,988)
Cash dividends paid	(130,100)	—	(130,100)
Purchase of treasury stock, net	(128,745)	—	(128,745)
Other	(5,930)	—	(5,930)
Stockholders’ equity at July 31, 2010	$6,450,691	$10,665	$6,461,356

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	235,375	8,765	244,140
Other comprehensive income:
Foreign currency translation adjustments, net	302,966	6,146	309,112
Deferred pension costs, net	(118)	—	(118)
Changes in the fair value of derivatives, net (1)	20,937	—	20,937
Total other comprehensive income	323,785	6,146	329,931
Comprehensive income	559,160	14,911	574,071
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchases plans	45,338	—	45,338
Tax benefit on exercise of options	(8,083)	—	(8,083)
Stock-based compensation	90,558	—	90,558
Cash dividends paid	(118,048)	—	(118,048)
Purchase of treasury stock, net	(24,075)	—	(24,075)
Other	(1,289)	—	(1,289)
Stockholders’ equity at August 1, 2009	$6,107,768	$73,135	$6,180,903

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(1) Changes in the fair value of derivatives are net of taxes of $1.6 million and $9.8 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and net of taxes of $3.3 million and $15.1 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) as of July 31, 2010 and January 30, 2010 (in thousands):

	July 31, 2010	January 30, 2010
Foreign currency translation adjustments	$(170,817)	$36,825
Derivative instruments (net of taxes)	1,461	5,836
Deferred pension costs (net of taxes)	(131,998)	(131,998)
Accumulated other comprehensive loss	$(301,354)	$(89,337)

Note I - Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2010 and 2009 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Numerator:
Net income attributed to Staples, Inc.	$129,756	$92,411	$318,526	$235,375
Denominator:
Weighted-average common shares outstanding	719,486	707,379	719,140	706,331
Effect of dilutive securities:
Employee stock options and restricted shares	10,249	12,095	11,802	12,375
Weighted-average common shares outstanding assuming dilution	729,735	719,474	730,942	718,706

Basic earnings per common share	$0.18	$0.13	$0.44	$0.33
Diluted earnings per common share	$0.18	$0.13	$0.44	$0.33

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.   Options to purchase 21.3 million and 23.9 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at July 31, 2010 and August 1, 2009, respectively.

Note J - Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers, and includes Contract, Staples Business Delivery and Quill.  The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Asia, Australia, and South America.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2010 and 2009 and a reconciliation of total segment income to consolidated income before income taxes  (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	Sales		Sales
North American Delivery	$2,359,427	$2,322,850	$4,822,081	$4,741,208
North American Retail	2,010,549	1,973,268	4,322,759	4,161,603
International Operations	1,164,264	1,237,661	2,447,195	2,448,527
Total reportable segments	$5,534,240	$5,533,779	$11,592,035	$11,351,338

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	Business Unit Income		Business Unit Income
North American Delivery	$206,421	$184,922	$409,937	$345,551
North American Retail	105,694	102,771	282,243	263,222
International Operations	13,546	3,741	50,434	23,859
Business Unit Income	325,661	$291,434	742,614	$632,632
Stock-based compensation	(35,864)	(55,221)	(69,629)	(90,558)
Total Segment Income	289,797	236,213	672,985	542,074
Interest and other expense, net	(55,882)	(58,243)	(110,216)	(120,711)
Integration and restructuring costs	(21,644)	(29,633)	(42,526)	(48,630)
Consolidated income before income taxes	$212,271	$148,337	$520,243	$372,733

Note K - Guarantor Subsidiaries

Under the terms of the Company’s April 2011 Notes, the Amended and Restated Revolving Credit Agreement with Bank of America N.A. and other lending institutions named therein (the “Revolving Credit Facility”), the October 2012 Notes, the January 2014 Notes and the commercial paper program, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples, the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”). The terms of guarantees are equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the April 2011 Notes, the October 2012 Notes, and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of July 31, 2010 and January 30, 2010 and for the second quarter and first half of 2010 and 2009.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheet

As of July 31, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$373,663	$50,953	$447,344	—	$871,960
Merchandise inventories, net	—	1,460,501	1,053,508	—	2,514,009
Other current assets	88,430	701,960	1,690,130	—	2,480,520
Total current assets	462,093	2,213,414	3,190,982	—	5,866,489
Net property, equipment and other assets	723,489	1,357,044	1,301,733	—	3,382,266
Goodwill	1,630,190	154,527	2,200,532	—	3,985,249
Investment in affiliates and intercompany, net	6,047,187	4,959,386	6,608,802	(17,615,375)	—
Total assets	$8,862,959	$8,684,371	$13,302,049	$(17,615,375)	$13,234,004

Total current liabilities	$718,346	$1,540,909	$1,865,511	$—	$4,124,766
Total long-term liabilities	1,683,257	598,405	366,220	—	2,647,882
Total stockholders’ equity	6,461,356	6,545,057	11,070,318	(17,615,375)	6,461,356
Total liabilities and stockholders’ equity	$8,862,959	$8,684,371	$13,302,049	$(17,615,375)	$13,234,004

Condensed Consolidating Balance Sheet

As of January 30, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$581,095	$54,324	$780,400	$—	$1,415,819
Merchandise inventories, net	—	1,312,523	948,626	—	2,261,149
Other current assets	171,292	640,587	1,685,920	—	2,497,799
Total current assets	752,387	2,007,434	3,414,946	—	6,174,767
Net property, equipment and other assets	751,876	1,351,770	1,354,799	—	3,458,445
Goodwill	1,648,686	154,527	2,280,909	—	4,084,122
Investment in affiliates and intercompany, net	6,243,472	5,026,554	3,495,550	(14,765,576)	—
Total assets	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

Total current liabilities	$347,969	$1,733,223	$1,701,127	$—	$3,782,319
Total long-term liabilities	2,193,512	611,675	274,888	—	3,080,075
Total stockholders’ equity	6,854,940	6,195,387	8,570,189	(14,765,576)	6,854,940
Total liabilities and stockholders’ equity	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended July 31, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,388,461	$2,145,779	$—	$5,534,240
Cost of goods sold and occupancy costs	2,948	2,563,640	1,504,944	—	4,071,532
Gross profit	(2,948)	824,821	640,835	—	1,462,708
Operating and other expenses (income)	(132,704)	713,255	501,526	168,360	1,250,437
Consolidated income before income taxes	129,756	111,566	139,309	(168,360)	212,271
Income tax expense	—	50,791	28,811	—	79,602
Consolidated net income	129,756	60,775	110,498	(168,360)	132,669
Income attributed to the noncontrolling interests	—	—	2,913	—	2,913
Net income attributed to Staples, Inc.	$129,756	$60,775	$107,585	$(168,360)	$129,756

Condensed Consolidating Statement of Income

For the thirteen weeks ended August 1, 2009

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$2,896,122	$2,637,657	$—	$5,533,779
Cost of goods sold and occupancy costs	3,403	2,157,935	1,948,184	—	4,109,522
Gross profit	(3,403)	738,187	689,473	—	1,424,257
Operating and other expenses (income)	(95,814)	627,591	662,154	81,989	1,275,920
Consolidated income before income taxes	92,411	110,596	27,319	(81,989)	148,337
Income tax expense	—	30,543	20,633	—	51,176
Consolidated net income	92,411	80,053	6,686	(81,989)	97,161
Income attributed to the noncontrolling interests	—	—	4,750	—	4,750
Net income attributed to Staples, Inc.	$92,411	$80,053	$1,936	$(81,989)	$92,411

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the twenty-six weeks ended July 31, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$7,059,955	$4,532,080	$—	$11,592,035
Cost of goods sold and occupancy costs	5,908	5,309,352	3,195,012	—	8,510,272
Gross profit	(5,908)	1,750,603	1,337,068	—	3,081,763
Operating and other expenses (income)	(324,434)	1,451,179	1,072,513	362,262	2,561,520
Consolidated income before income taxes	318,526	299,424	264,555	(362,262)	520,243
Income tax expense	—	128,508	66,584	—	195,092
Consolidated net income	318,526	170,916	197,971	(362,262)	325,151
Income attributed to the noncontrolling interests	—	—	6,625	—	6,625
Net income attributed to Staples, Inc.	$318,526	$170,916	$191,346	$(362,262)	$318,526

Condensed Consolidating Statement of Income

For the twenty-six weeks ended August 1, 2009

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$5,809,670	$5,541,668	$—	$11,351,338
Cost of goods sold and occupancy costs	5,828	4,297,319	4,098,032	—	8,401,179
Gross profit	(5,828)	1,512,351	1,443,636	—	2,950,159
Operating and other expenses (income)	(241,203)	1,266,288	1,264,762	287,579	2,577,426
Consolidated income before income taxes	235,375	246,063	178,874	(287,579)	372,733
Income tax expense	—	62,032	66,561	—	128,593
Consolidated net income	235,375	184,031	112,313	(287,579)	244,140
Income attributed to the noncontrolling interests	—	—	8,765	—	8,765
Net income attributed to Staples, Inc.	$235,375	$184,031	$103,548	$(287,579)	$235,375

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended July 31, 2010

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$116,179	$79,961	$49,286	$245,426
Investing activities:
Acquisition of property and equipment	(24,749)	(83,332)	(42,638)	(150,719)
Acquisition of businesses, net of cash acquired	—	—	(39,270)	(39,270)
Net cash used in investing activities	(24,749)	(83,332)	(81,908)	(189,989)
Financing Activities:
Proceeds from borrowings	34,867	—	61,022	95,889
Payments on borrowings, including payment of deferred financing fees	(113,327)	—	—	(113,327)
Purchase of treasury stock, net	(128,745)	—	—	(128,745)
Cash dividends paid	(130,100)	—	—	(130,100)
Purchase of noncontrolling interest	—	—	(345,963)	(345,963)
Other	38,443	—	—	38,443
Net cash used in financing activities	(298,862)	—	(284,941)	(583,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,493)	(15,493)
Net decrease in cash and cash equivalents	(207,432)	(3,371)	(333,056)	(543,859)
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$373,663	$50,953	$447,344	$871,960

Condensed Consolidating Statement of Cash Flows

For the twenty-six weeks ended August 1, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$734,347	$82,904	$(119,287)	$697,964
Investing activities:
Acquisition of property and equipment	(11,095)	(68,177)	(50,593)	(129,865)
Net cash used in investing activities	(11,095)	(68,177)	(50,593)	(129,865)
Financing Activities:
Repayments of commercial paper, net of proceeds from issuances	(1,088,470)	—	—	(1,088,470)
Proceeds from borrowings	815,310	—	324,510	1,139,820
Payments on borrowings, including payment of deferred financing fees	(341,209)	—	(224,289)	(565,498)
Purchase of treasury stock, net	(24,075)	—	—	(24,075)
Cash dividends paid	(118,048)	—	—	(118,048)
Other	45,338	—	—	45,338
Net cash (used in) provided by financing activities	(711,154)		100,221	(610,933)
Effect of exchange rate changes on cash and cash equivalents	—	—	42,502	42,502
Net increase (decrease) in cash and cash equivalents	12,098	14,727	(27,157)	(332)
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$86,353	$59,810	$487,279	$633,442

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note L — Contingencies

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

In addition, at the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure in accordance with the Dutch Civil Code.  Staples and the other parties to the “squeeze out” procedure have submitted their arguments to the Dutch court and are awaiting a decision.  While Staples does not know the exact date that the Dutch court will render a judgment, it anticipates that a judgment will be rendered prior to the end of fiscal 2010.  There is, however, no guarantee that the court will render a judgment before such time.  Any additional payments will be recorded in equity pursuant to ASC Topic 810.

Staples has also acquired more than 98% of the outstanding capital stock of Corporate Express Australia.  Staples is working to acquire the remaining 1.5% of the shares through a compulsory acquisition process that is expected to be completed by September 2010.   There is, however, no guarantee that this will be completed before such time.

Note M — Subsequent Events

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

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and as adjusted for certain items as noted in reconciliation tables below. Management uses adjusted net income, among other standards, to measure operating performance. We have added this information because we believe it helps in understanding the results of our operations on a comprehensive basis.  This adjusted information supplements and is not intended to replace performance measures required by US GAAP disclosure.

Overview

Major contributors to our results for the second quarter of 2010 compared to our results for the second quarter of 2009 are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                  On a consolidated basis, we generated $5.5 billion in sales, which were flat compared to the second quarter of 2009.

•                  North American Delivery sales increased 1.6% and business unit income rate increased to 8.7% from 8.0%.

•                  North American Retail sales increased 1.9% and comparable store sales were flat.  North American Retail’s business unit income rate increased to 5.3% from 5.2%

•                  International Operations sales decreased 5.9% in US dollars and decreased 1.8% in local currency.  International Operations business unit income rate increased to 1.2% from 0.3%.

•                  We now operate 2,264 stores worldwide.  This includes an addition of 9 stores during the second quarter associated with the acquisition of OY Lindell AB (“Lindell”), an office products distributor based in Finland.

We are continuing to invest in strategic growth initiatives to drive our long-term success, including technology products and services, copy and print services, and facility and break room supplies, while maintaining our focus on customer service and expense control.

Outlook

Our expectations for 2010 assume a gradual economic recovery extending throughout the year.  For the third quarter and full year we expect sales to increase in the low single digits compared to the same periods in 2009.  We expect to achieve diluted earnings per share on a US GAAP basis and adjusted diluted earnings per share for the third quarter and full year 2010 as follows:

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

	Third Quarter 2010	Full Year 2010
Diluted earnings per share, on an US GAAP basis	$0.38 to $0.40	$1.20 to $1.24
Impact of integration and restructuring costs per share	.01	.05
Adjusted earnings per share	$0.39 to $0.41	$1.25 to $1.29

We no longer anticipate that prior to the end of fiscal year 2010 the US Congress will extend the provisions that allow for the deferral of income tax on certain foreign earnings.   As a result, we anticipate that our effective tax rate for the third quarter and full year 2010 will be 37.5%.  We have been able to adopt a structure that we expect will allow us to return to a 34.5% tax rate in fiscal 2011, assuming no other changes to the laws.

We expect to incur the following expenses during the third quarter and full year 2010:

	Third Quarter 2010	Full Year 2010
Depreciation expense	$120 million to $130 million	$480 million to $490 million
Net interest expense	$50 million to $55 million	$215 million to $220 million
Amortization of intangibles	$15 million to $20 million	$65 million to $70 million
Integration and restructuring costs	Approximately $10 million	$55 million to $60 million

Consolidated Performance

Net income attributed to Staples, Inc. for the second quarter of 2010 was $129.8 million or $0.18 per diluted share compared to $92.4 million or $0.13 per diluted share for the second quarter of 2009.  Net income  attributed to Staples, Inc. for the first half of 2010 was $318.5 million or $0.44 per diluted share compared to $235.4 million or $0.33 per diluted share for the first half of 2009.  Our results for the second quarter and the first half of 2010 and 2009 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes is shown below (amounts in thousands, except per share data):

	13 Weeks Ended				26 Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$129,756	$0.18	$92,411	$0.13	$318,526	$0.44	$235,375	$0.33
Adjustments, net of taxes: (1)
Integration and restructuring costs (2)	13,528	0.02	19,410	0.03	26,579	0.03	31,853	0.04
Adjusted net income	$143,284	$0.20	$111,821	$0.16	$345,105	$0.47	$267,228	$0.37

(1) The tax effect of all adjustments is based on an effective tax rate of 37.5% for the second quarter and first half of 2010 and an effective tax rate of 34.5% for the second quarter and first half of 2009.

(2) See Note D in the Notes to the Condensed Consolidated Financial Statements.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Second Quarter of 2010 Compared to the Second Quarter of 2009:

Sales:  Sales for the second quarter of 2010 were $5.5 billion, which was flat compared to the second quarter of 2009.  Our sales for the second quarter of 2010 reflect non-comparable sales for new stores opened in the last twelve months offset by negative comparable store sales in Europe.

Gross Profit:  Gross profit as a percentage of sales was 26.4% for the second quarter of 2010 compared to 25.7% for the second quarter of 2009. The increase in gross profit rate for the second quarter of 2010 was primarily driven by better buying and supply chain improvements.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses as a percentage of sales were 20.9% for the second quarter of 2010 compared to 21.0% for the second quarter of 2009. This decrease reflects reduced stock-based compensation and, to a lesser extent, lower depreciation expense, partially offset by deleverage in labor costs.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of Corporate Express, including Corporate Express Australia Limited (“Corporate Express Australia”), with our pre-existing business and the consolidation of certain operations of the combined company.  Integration and restructuring costs were $21.6 million for the second quarter of 2010 compared to $29.6 million for the second quarter of 2009.  Integration and restructuring costs for the second quarter of 2010 included $15.4 million of consulting and other costs, $4.4 million for facility closures and other asset write-downs, and $1.8 million for severance and retention.  Integration and restructuring costs for the second quarter of 2009 included a $20.7 million charge for severance and retention and $8.9 million of consulting and other fees.

Amortization of Intangibles: Amortization of intangibles was $14.9 million for the second quarter of 2010 compared to $26.6 million for the second quarter of 2009, reflecting the amortization of certain trade names, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $12.2 million for the second quarter of 2010 compared to $18.7 million for the second quarter of 2009.

Interest Income:  Interest income was $1.9 million for the second quarter of 2010 compared to $1.3 million for the second quarter of 2009.  The increase in interest income for the second quarter of 2010 was primarily due to an increase in our average cash balance, partially offset by a reduction in interest rates.

Interest Expense:   Interest expense decreased to $53.2 million in the second quarter of 2010 from $60.9 million in the second quarter of 2009. This decrease was primarily due to the positive impact of our interest rate swap agreements as well as the fees recognized in 2009 associated with borrowings used to fund the acquisition of Corporate Express.  We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations.  Excluding the impact of our interest rate swap agreements, interest expense would have been $60.0 million for the second quarter of 2010 compared to $62.9 million for the second quarter of 2009.

Other Income (Expense):  Other expense was $4.6 million for the second quarter of 2010.  Other income was $1.4 million for the second quarter of 2009.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 37.5% for the second quarter of 2010 compared to 34.5% for the second quarter of 2009.  The increase in the effective tax rate from the second quarter of 2009 was due to the expiration of provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings.  These expired provisions impacted us in 2010 as a result of our acquisition of Corporate Express and our decision to delay certain changes to our tax structure in order to expedite the squeeze out of the remaining public shareholders of Corporate Express.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

First Half of 2010 Compared to the First Half of 2009:

Sales:  Sales for the first half of 2010 were $11.6 billion, an increase of 2.1% from the first half of 2009.  Our sales growth for the first half of 2010 reflects the positive impact of foreign exchange rates of $246.2 million and, to a lesser extent, non-comparable sales for new stores opened in the last twelve months, partially offset by negative comparable store sales in Europe and lower sales in our European printing systems business.

Gross Profit:  Gross profit as a percentage of sales was 26.6% for the first half of 2010 compared to 26.0% for the first half of 2009. The increase in gross profit rate for the first half of 2010 was primarily driven by better buying and supply chain improvements.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses as a percentage of sales were 20.5% for the first half of 2010 compared to 20.8% for the first half of 2009. The decrease reflects reduced stock-based compensation, lower depreciation expense and, to a lesser extent, reduced marketing expense, partially offset by deleverage in labor costs.

Integration and Restructuring Costs: Integration and restructuring costs represent the costs associated with the integration of Corporate Express, including Corporate Express Australia, with our pre-existing business and the consolidation of certain operations of the combined company.  Integration and restructuring costs were $42.5 million for the first half of 2010 compared to $48.6 million for the first half of 2009.  Integration and restructuring costs for the first half of 2010 included $24.3 million of consulting and other costs, $9.7 million for facility closures and other asset write-downs, and $8.5 million for severance and retention.  Integration and restructuring costs for the first half of 2009 included a $22.9 million charge for severance and retention, $14.0 million of consulting and other costs, and an $11.7 million charge related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition.

Amortization of Intangibles: Amortization of intangibles was $30.3 million for the first half of 2010 compared to $48.5 million for the first half of 2009, reflecting the amortization of certain trade names, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $24.9 million for the first half of 2010 compared to $32.8 million for the first half of 2009.

Interest Income:  Interest income was $3.7 million for the first half of 2010 compared to $3.0 million for the first half of 2009.  The increase in interest income for the first half of 2010 was primarily due to an increase in our average cash balance, partially offset by a reduction in interest rates.

Interest Expense:   Interest expense decreased to $108.6 million for the first half of 2010 from $121.4 million for the first half of 2009. This decrease was primarily due to fees recognized in 2009 associated with borrowings used to fund the acquisition of Corporate Express.  In addition, interest expense was positively impacted by our interest rate swap agreements, partially offset by the inclusion of interest on our $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”) for the entire first half of 2010.  Excluding the impact of our interest rate swap agreements, interest expense would have been $120.5 million for the first half of 2010 compared to $124.4 million for the first half of 2009.

Other Expense:  Other expense was $5.2 million for the first half of 2010 compared to other expense of $2.3 million for the first half of 2009. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 37.5% for the first half of 2010 compared to 34.5% for the first half of 2009.  The increase in the effective tax rate from the first half of 2009 was due to the expiration of provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings.  These expired provisions impacted us in 2010 as a result of our acquisition of Corporate Express and our decision to delay certain changes to our tax structure in order to expedite the squeeze out of the remaining public shareholders of Corporate Express.

Segment Performance

We have three reportable segments: North American Delivery, North American Retail and International Operations.  Staples’ North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

products and services directly to customers, and includes Contract, Staples Business Delivery and Quill.   The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Asia, Australia and South America.

Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before taxes in Note J in the Notes to the Condensed Consolidated Financial Statements).

Second Quarter of 2010 Compared to the Second Quarter of 2009:

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2010 and the second quarter of 2009:

	(Amounts in thousands) 13 Weeks Ended		July 31, 2010	August 1, 2009
	July 31, 2010	August 1, 2009	Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
Sales:
North American Delivery	$2,359,427	$2,322,850	1.6%	18.2%
North American Retail	2,010,549	1,973,268	1.9%	(5.5)%
International Operations	1,164,264	1,237,661	(5.9)%	21.2%
Total Segment Sales	$5,534,240	$5,533,779	0.0%	9.0%

	(Amounts in thousands) 13 Weeks Ended		July 31, 2010	August 1, 2009
	July 31, 2010	August 1, 2009	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$206,421	$184,922	8.7%	8.0%
North American Retail	105,694	102,771	5.3%	5.2%
International Operations	13,546	3,741	1.2%	0.3%
Business Unit Income	325,661	291,434	5.9%	5.3%
Stock-based compensation	(35,864)	(55,221)	(0.7)%	(1.0)%
Segment Income	$289,797	$236,213	5.2%	4.3%

North American Delivery:  Sales increased 1.6% for the second quarter of 2010 compared to the second quarter of 2009.  The increase in sales for the second quarter of 2010 was the result of the impact of our customer acquisition efforts and the positive impact of foreign exchange rates of $14.2 million, partially offset by lower spend from existing customers.

Business unit income as a percentage of sales was 8.7% for the second quarter of 2010 compared to 8.0% for the second quarter of 2009. The increase in business unit income as a percentage of sales for the second quarter of 2010 primarily reflects better buying, favorable product mix, as customers purchased more discretionary products with higher margins, and reduced amortization expense, partially offset by marketing investments in key initiatives.

North American Retail: Sales increased 1.9% for the second quarter of 2010.  This increase was the result of the positive impact of foreign exchange rates of $34.8 million, and to a lesser extent, non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales were flat for the second quarter of 2010, a result of an increase in customer traffic offset by lower average order size.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Business unit income as a percentage of sales increased to 5.3% for the second quarter of 2010 from 5.2% for the second quarter of 2009.  The increase in business unit income as a percentage of sales for the second quarter of 2010 primarily reflects better product margins and, to a lesser extent, lower depreciation expense, and reduced distribution and marketing expenses, partially offset by investments in labor to support growth initiatives.

International Operations:   Sales decreased 5.9% for the second quarter of 2010.  The decrease was the result of the negative impact of foreign exchange rates of $50.8 million and a 9% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales increased to 1.2% for the second quarter of 2010 from 0.3% for the second quarter of 2009.  The increase in business unit income for the second quarter of 2010 reflects supply chain improvements, reduced amortization expense and, to a lesser extent, reduced losses in our China business and reduced marketing expense, partially offset by deleverage of rent and labor costs in our European retail businesses.

Stock-Based Compensation:  Stock-based compensation decreased to $35.9 million for the second quarter of 2010 from $55.2 million for the second quarter of 2009.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.  The decrease in this expense for the second quarter of 2010 primarily relates to the elimination of certain retirement acceleration clauses in our restricted share awards, as well as approximately $4.8 million of previously announced proceeds to be received related to the settlement of the stock option derivative litigation.

First Half of 2010 Compared to the First Half of 2009:

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2010 and the first half of 2009:

	(Amounts in thousands) 26 Weeks Ended		July 31, 2010	August 1, 2009
			Increase (Decrease) From	Increase (Decrease) From
	July 31, 2010	August 1, 2009	Prior Year	Prior Year
Sales:
North American Delivery	$4,822,081	$4,741,208	1.7%	28.6%
North American Retail	4,322,759	4,161,603	3.9%	(7.4)%
International Operations	2,447,195	2,448,527	(0.1)%	37.8%
Total Segment Sales	$11,592,035	$11,351,338	2.1%	14.0%

	(Amounts in thousands) 26 Weeks Ended		July 31, 2010	August 1, 2009
	July 31, 2010	August 1, 2009	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$409,937	$345,551	8.5%	7.3%
North American Retail	282,243	263,222	6.5%	6.3%
International Operations	50,434	23,859	2.1%	1.0%
Business Unit Income	742,614	632,632	6.4%	5.6%
Stock-based compensation	(69,629)	(90,558)	(0.6)%	(0.8)%
Segment Income	$672,985	$542,074	5.8%	4.8%

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

North American Delivery:  Sales increased 1.7% for the first half of 2010 compared to the first half of 2009.  The increase in sales for the first half of 2010 was the result of the positive impact of foreign exchange rates of $47.9 million and, to a lesser extent, the impact of our customer acquisition efforts, partially offset by lower spend from existing customers.

Business unit income as a percentage of sales was 8.5% for the first half of 2010 compared to 7.3% for the first half of 2009.  The increase in business unit income as a percentage of sales for the first half of 2010 was driven primarily by favorable product mix, as customers purchased more discretionary products with higher margins and, to a lesser extent, lower amortization expense.

North American Retail: Sales increased 3.9% for the first half of 2010.  This increase was the result of the positive impact of foreign exchange rates of $123.7 million and, to a lesser extent, non-comparable sales for new stores opened in the past twelve months.  Our comparable store sales were flat for the first half of 2010 as a result of an increase in customer traffic, offset by lower average order size.

Business unit income as a percentage of sales increased to 6.5% for the first half of 2010 compared to 6.3% for the first half of 2009.  The increase in business unit income as a percentage of sales for the first half of 2010 primarily reflects reduced depreciation, distribution and marketing expenses, partially offset by investments in labor to support growth initiatives.

International Operations:   Sales decreased 0.1% for the first half of 2010.  The decrease for the first half of 2010 was the result of a 7% decrease in comparable store sales in Europe and lower sales in our European printing systems business, offset by the positive impact of foreign exchange rates of $74.6 million.

Business unit income as a percentage of sales increased to 2.1% for the first half of 2010 from 1.0% for the first half of 2009.  The increase in business unit income for the first half of 2010 reflects supply chain improvements, reduced amortization expense and, to a lesser extent, reduced marketing expense, partially offset by deleverage in rent and labor costs in our European retail businesses and losses in our European printing systems business.

Stock-Based Compensation:  Stock-based compensation decreased to $69.6 million for the first half of 2010 from $90.6 million for the first half of 2009.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.  The decrease in this expense for the first half of 2010 primarily relates to the elimination of certain retirement acceleration clauses in our restricted share awards, as well as approximately $4.8 million of previously announced proceeds to be received related to the settlement of the stock option derivative litigation.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $245.4 million for the first half of 2010 compared to $698.0 million for the first half of 2009.  The decrease in operating cash flow from 2009 to 2010 is primarily due to changes in working capital, slightly offset by an increase in net income adjusted for non-cash expenses.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Cash used in investing activities was $190.0 million for the first half of 2010 compared to $129.9 million for the first half of 2009.  The change between 2010 and 2009 is primarily due to the acquisition of Lindell, an office products distributor based in Finland, and an increase in capital expenditures during the first half of 2010, driven by investments in our supply chain.

Cash used in financing activities was $583.8 million for the first half of 2010 compared to $610.9 million for the first half of 2009.  The change in cash from financing activities from 2009 to 2010 is due to higher repayments and refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition in the first half of 2009 compared to the first half of 2010, offset by the purchase of additional shares of Corporate Express Australia and the resumption of our share repurchase program in the second quarter of 2010.  During the second quarter of 2010, we repurchased 5.1 million shares for $101.7 million.  During the first half of 2009, our financing activities primarily consisted of repayments made on commercial paper and the Corporate Express U.S and European securitization programs, offset by the proceeds from the April 2011 Notes.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At July 31, 2010, we had a total of approximately $2.18 billion in total cash and funds available through credit agreements, which consisted of $1.31 billion of available credit and $872.0 million of cash and cash equivalents.

A summary, as of July 31, 2010, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	July 31, 2010
	Available Credit	Debt Outstanding
April 2011 Notes	$—	$500,000
Revolving Credit Facility due October 13, 2012	750,000	—
$325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”)	—	325,000
$1.5 billion 9.75% notes due January 1, 2014 (the “January 2014 Notes”)	—	1,500,000
Commercial paper program (1)	—	—
$300 million securitization program due May 17, 2011	300,000	—
Lines of credit	260,897	72,178
Other notes and capital leases	—	181,852
Total	$1,310,897	$2,579,030

(1) At July 31, 2010, the obligations under our commercial paper program were backstopped by, and utilize borrowing capacity available under, our Revolving Credit Facility.

At July 31, 2010, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2009 Annual Report on Form 10-K.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned store openings, and satisfy our current debt obligations and other operating cash needs for at least the next twelve months.

STAPLES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

of Financial Condition and Results of Operations (Continued)

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, such as our recent acquisition of additional shares in Corporate Express Australia, we also expect to continue to return capital to our shareholders through a cash dividend program and our current share repurchase program.   Depending on our credit metrics and our liquidity position, from time to time, we may repurchase our public notes through repurchase programs.

We currently plan to spend approximately $300 million on capital expenditures during the second half of 2010, primarily related to continued investments in information systems, the integration of our distribution networks in North America and Europe, new store openings and remodels of existing stores, and growth initiatives.  We expect to open approximately 25 new stores during the second half of 2010.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits, such as our 2008 acquisition of Corporate Express.   In the past, excluding the Corporate Express acquisition, we have focused on smaller acquisitions, such as our acquisition of Lindell, designed to align with our existing businesses to drive long-term growth.  We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

We paid a second quarter 2010 cash dividend of $0.09 per share on July 15, 2010 to stockholders of record on June 25, 2010.  We expect the total value of quarterly cash dividend payments for fiscal 2010 to be $0.36 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2010 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

STAPLES, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 31, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-18 of our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of July 31, 2010, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2010, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Global economic conditions may continue to cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, energy costs, healthcare costs, higher interest rates and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in business and consumer spending. Although there has been some renewed improvement in some of these measures, the level of business and consumer spending is not where it was prior to the global recession. We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

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

We currently operate in 25 countries outside the United States and plan to continue to grow internationally. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance to foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management’s time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers’ councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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

Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in the laws and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

For instance, the U.S. Congress has allowed certain Internal Revenue Code provisions to expire, including provisions that allow for the deferral of United States income tax on certain unremitted foreign earnings. Our financial position and results of operations for the first half of fiscal year 2010 were negatively impacted because these provisions were not enacted into law.  If such provisions are not enacted into law, their expiration could continue to have an adverse impact on our financial position and results of operations.  However, if these provisions are later enacted, they will have a favorable impact on our financial position and results of operations.

Fluctuations in foreign exchange rates could lead to lower earnings.

As we have expanded our international operations, our exposure to exchange rate fluctuations has increased.  Sales from our delivery operations and stores outside the U.S. are denominated in the currency of the country in which these operations or stores are located and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Additionally, merchandising agreements may also be denominated in the currency of the country where the vendor resides. Although we attempt to mitigate such risks, we may not be entirely successful in our strategy.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school, holiday, and back-to-business seasons. Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; severe weather; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of July 31, 2010 was $2.58 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

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

Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. In addition, merchandise quality issues could cause us to initiate voluntary or mandatory recalls for our proprietary branded products or other products we sell which may then damage our reputation. These and other issues affecting our vendors could adversely affect our business, financial performance and reputation.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property and product liability claims.

Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 23% of our sales in fiscal 2009. Our proprietary branded products compete with other manufacturers’ branded items that we offer. An increase in our proprietary branded product offerings also exposes us to risk that third parties will assert infringement claims against us with respect to such products. The more proprietary brand product offerings we sell, the more this risk increases. In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

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

We are subject to federal, state and local regulations. Last year in the U.S. there were a large number of new legislative and regulatory initiatives and reforms, which has resulted in new legislation.  We may experience an increase in costs in complying with such new legislation. Changes affecting our workforce such as raising the local minimum wage, laws encouraging unionization efforts among our associates, healthcare mandates, environmental regulations, and other wage or workplace regulations could increase our costs. In addition, proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate as described in more detail above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the second quarter of fiscal 2010:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 2, 2010 – May 29, 2010	—	N/A	—	$1,007,805,000
May 30, 2010 – July 3, 2010	3,185,166	20.39	1,943,900	968,176,000
July 4, 2010 – July 31, 2010	3,140,373	19.76	3,140,373	906,124,000
Total for second quarter of 2010	6,325,539	$20.00	5,084,273	$906,124,000

(1)          Includes a total of 1,241,266 shares of our common stock withheld during the second quarter of our 2010 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)          Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)          On June 7, 2010, we announced that we were resuming the repurchase program approved by the Board of Directors in June 2007. Under the repurchase program the Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock.  The program has no expiration date and may be suspended or discontinued at any time.

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

STAPLES, INC.

Date: August 18, 2010	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Form of Special Performance Share Award Agreement.
10.2^	Staples, Inc. Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2010.
10.3^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 11, 2010.
10.4^	Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company’s Form 8-K filed on June 11, 2010.
31.1+	Principal Executive Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

+                                         Filed herewith.

++                                  Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

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