Form 10-Q
period 2010-10-30
STAPLES INC
filed 2010-11-18
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 30, 2010

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

The registrant had 723,195,266 shares of common stock outstanding as of November 16, 2010.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q

October 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 30,	January 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,369,721	$1,415,819
Receivables, net	1,995,066	1,811,365
Merchandise inventories, net	2,432,273	2,261,149
Deferred income tax asset	282,435	353,329
Prepaid expenses and other current assets	355,873	333,105
Total current assets	6,435,368	6,174,767

Property and equipment:
Land and buildings	1,075,375	1,051,391
Leasehold improvements	1,304,545	1,268,848
Equipment	2,211,215	2,035,658
Furniture and fixtures	1,012,955	966,783
Total property and equipment	5,604,090	5,322,680
Less accumulated depreciation and amortization	3,499,740	3,158,147
Net property and equipment	2,104,350	2,164,533

Lease acquisition costs, net of accumulated amortization	23,214	25,083
Intangible assets, net of accumulated amortization	537,108	579,923
Goodwill	4,108,070	4,084,122
Other assets	672,652	688,906
Total assets	$13,880,762	$13,717,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,289,351	$2,111,696
Accrued expenses and other current liabilities	1,537,407	1,603,354
Debt maturing within one year	589,643	67,269
Total current liabilities	4,416,401	3,782,319

Long-term debt	2,054,758	2,500,329
Other long-term obligations	626,838	579,746

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 906,024,936 shares at October 30, 2010 and 896,655,170 shares at January 30, 2010	544	538
Additional paid-in capital	4,254,523	4,379,942
Accumulated other comprehensive loss	(86,992)	(89,337)
Retained earnings	6,281,488	5,869,138
Less: Treasury stock at cost - 182,487,378 shares at October 30, 2010 and 167,990,178 shares at January 30, 2010	(3,674,108)	(3,388,395)
Total Staples, Inc. stockholders’ equity	6,775,455	6,771,886
Noncontrolling interests	7,310	83,054
Total stockholders’ equity	6,782,765	6,854,940
Total liabilities and stockholders’ equity	$13,880,762	$13,717,334

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Sales	$6,537,676	$6,518,039	$18,129,711	$17,869,377
Cost of goods sold and occupancy costs	4,733,928	4,751,836	13,244,200	13,153,015
Gross profit	1,803,748	1,766,203	4,885,511	4,716,362

Operating and other expenses:
Selling, general and administrative	1,264,676	1,256,479	3,643,169	3,616,049
Integration and restructuring costs	9,019	15,872	51,545	64,502
Amortization of intangibles	15,628	26,890	45,913	75,405
Total operating expenses	1,289,323	1,299,241	3,740,627	3,755,956

Operating income	514,425	466,962	1,144,884	960,406

Other (expense) income:
Interest income	2,045	1,364	5,706	4,366
Interest expense	(52,775)	(58,016)	(161,418)	(179,447)
Other (expense) income	(1,824)	8,266	(7,059)	5,984
Consolidated income before income taxes	461,871	418,576	982,113	791,309
Income tax expense	173,201	144,409	368,293	273,002
Consolidated net income	288,670	274,167	613,820	518,307
(Loss) income attributed to the noncontrolling interests	(10)	4,786	6,614	13,551
Net income attributed to Staples, Inc.	$288,680	$269,381	$607,206	$504,756

Earnings Per Share:

Basic earnings per common share	$0.40	$0.38	$0.85	$0.71
Diluted earnings per common share	$0.40	$0.37	$0.83	$0.70

Dividends declared per common share	$0.09	$0.08	$0.27	$0.25

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	39 Weeks Ended
	October 30,	October 31,
	2010	2009
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$613,820	$518,307
Adjustments to reconcile net income attributed to the controlling interests to net cash provided by operating activities:
Depreciation and amortization	371,279	411,330
Stock-based compensation	109,209	132,539
Deferred tax expense (income)	152,505	(38,028)
Excess tax benefits from stock-based compensation arrangments	—	(2,161)
Other	(2,725)	26,231
Changes in assets and liabilities:
(Increase) decrease in receivables	(145,644)	23,072
(Increase) decrease in merchandise inventories	(134,132)	160,935
(Increase) decrease in prepaid expenses and other assets	(17,307)	218,917
Increase in accounts payable	151,913	129,752
Decrease in accrued expenses and other current liabilities	(141,484)	(21,307)
Increase in other long-term obligations	46,654	27,700
Net cash provided by operating activities	1,004,088	1,587,287

Investing Activities:
Acquisition of property and equipment	(245,802)	(191,149)
Acquisition of businesses, net of cash acquired	(39,065)	—
Net cash used in investing activities	(284,867)	(191,149)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	43,868	70,061
Repayments of commercial paper, net of proceeds from issuances	—	(1,195,557)
Proceeds from borrowings	175,035	1,176,330
Payments on borrowings, including payment of deferred financing fees	(151,068)	(911,979)
Purchase of noncontrolling interest	(360,595)	—
Cash dividends paid	(194,856)	(177,323)
Excess tax benefits from stock-based compensation arrangments	—	2,161
Purchase of treasury stock, net	(285,713)	(28,382)
Net cash used in financing activities	(773,329)	(1,064,689)

Effect of exchange rate changes on cash and cash equivalents	8,010	69,924

Net (decrease) increase in cash and cash equivalents	(46,098)	401,373
Cash and cash equivalents at beginning of period	1,415,819	633,774
Cash and cash equivalents at end of period	$1,369,721	$1,035,147

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen and thirty-nine weeks ended October 30, 2010 (also referred to as the “third quarter of 2010” and “year-to-date 2010”) and the period covering the thirteen and thirty-nine weeks ended October 31, 2009 (also referred to as the “third quarter of 2009” and “year-to-date 2009”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note C — Business Combinations

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

but are reviewed for impairment annually, or more frequently, if impairment indicators arise.  Purchased intangibles with definite lives are amortized over their respective useful lives.

With the acquisition of Corporate Express N.V. (“Corporate Express”), the Company became a 58.6% shareholder of Corporate Express Australia Limited (“Corporate Express Australia”), a public company traded on the Australian Securities Exchange.  On March 16, 2010, the Company announced that it had made an offer to acquire all of the noncontrolling interest in Corporate Express Australia for cash consideration of AUD $5.60 per share (the “Offer”).  On July 9, 2010, the Company declared the offer unconditional, and on September 6, 2010, through a compulsory acquisition process, the Company acquired the final outstanding shares, bringing the Company’s ownership of this business to 100% for an aggregate purchase price of approximately AUD $407 million (approximately $361 million). The purchase of the additional shares in 2010 is being accounted for in accordance with ASC Topic 810, “Noncontrolling Interest in Consolidated Financial Statements,” as an equity transaction, by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company’s ownership interest in Corporate Express Australia.  The purchase of the noncontrolling interest is reflected as a financing cash outflow in the condensed consolidated statement of cash flows.

Note D — Integration and Restructuring Costs

Integration and restructuring costs represent the costs associated with the integration of Corporate Express, including Corporate Express Australia, with the Company’s pre-existing business and the consolidation of certain operations of the combined Company.

Integration and restructuring costs are comprised of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Consulting and other costs	$6,828	$11,454	$31,179	$25,488
Severance and retention	1,371	3,082	9,830	25,978
Facility closure costs and other asset write-downs	820	1,336	10,536	13,036
Total	$9,019	$15,872	$51,545	$64,502

In connection with the Company’s acquisition of Corporate Express, acquisition reserves of $181.0 million were established.  The activity related to the Company’s acquisition reserves (in thousands) for fiscal 2010 is as follows:

	Balance as of January 30, 2010	Utilization	Foreign Exchange Fluctuations	Balance as of October 30, 2010
Transaction costs	$807	$(83)	$—	$724
Severance	28,843	(11,952)	(560)	16,331
Facility closures	28,390	(4,638)	(102)	23,650
Other	10,759	(972)	(147)	9,640
Total	$68,799	$(17,645)	$(809)	$50,345

The Company believes that the reserves above should be substantially utilized by the end of fiscal year 2010; however, some payments related to facility closures may be made over the remaining lease terms.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note E — Credit Agreements

On November 4, 2010, Staples, Inc. entered into a new Credit Agreement (the “New Credit Agreement” or “Agreement”) with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The New Credit Agreement replaces the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006, as amended, which provided for a maximum borrowing of $750.0 million and was due to expire in October 2011 (the “Prior Agreement”).  As of November 4, 2010, no borrowings were outstanding under the Prior Agreement.

The New Credit Agreement provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon the request of Staples and the agreement of the lenders participating in the increase.  Borrowings made pursuant to the New Credit Agreement may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount.  Borrowings made pursuant to the New Credit Agreement will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on Staples’ credit rating and fixed charge coverage ratio.  Under the Agreement, Staples also agrees to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on Staples’ credit rating and fixed charge coverage ratio.  Amounts borrowed under the New Credit Agreement may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.

The New Credit Agreement is unsecured and ranks pari passu with Staples’ public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The borrowings under this New Credit Agreement are unconditionally guaranteed on an unsecured unsubordinated basis by the same subsidiaries that guarantee Staples’ publicly issued notes.

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

The following table shows the Company’s assets and liabilities as of October 30, 2010 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2 (1)	Unobservable Inputs Level 3
Assets
Derivative assets	—	$62,450	—

Liabilities
Derivative liabilities	—	$(5,836)	—

(1)          Based on model-based valuation techniques

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt with the exception of the $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”), approximate their carrying values because of their short-term nature.  The Company has $1.5 billion, 9.75% notes due January 15, 2014 (the “January 2014 Notes”) of which $750.0 million was hedged in March 2010.  The fair value of long-term debt, with the exception of the unhedged portion of the January 2014 Notes, approximates the carrying value because of the Company’s use of derivative instruments that qualify for hedge accounting.  The fair value of the April 2011 Notes and unhedged portion of the January 2014 Notes was determined based on quoted market prices.  The following table reflects the difference between the carrying value and fair value of these notes as of October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010		January 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
April 2011 Notes	$500,000	$514,337	$500,000	$537,500
Unhedged portion of the January 2014 Notes ($750.0 million hedged in March 2010)	$750,000	$927,707	N/A	N/A
January 2014 Notes	N/A	N/A	$1,500,000	$1,826,250

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

The Company classifies the fair value of all its derivative contracts and the fair value of its hedged firm commitments as either current or long-term assets or liabilities depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company’s condensed consolidated statement of cash flows in the same category as the item being hedged.

Interest Rate Swaps:  On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ $325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes.  At October 30, 2010, the interest rate swap agreement had a fair value gain of $23.6 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the third quarter of 2010, year-to-date 2010, the third quarter of 2009 or year-to-date 2009 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103 million, designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.  AUD $30 million of these swaps matured in July 2009, AUD $8 million of these swaps matured in January 2010, and AUD

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

$40 million of these swaps matured in July 2010, as scheduled.  The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35 million, designed to convert local variable rate credit facilities into fixed rate obligations.  As of October 30, 2010, the total notional amount of all outstanding interest rate swaps was AUD $60 million (approximately $58.7 million based on foreign exchange rates at October 30, 2010).  The remaining swap agreements are scheduled to terminate in three stages:  AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012.  Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.0% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At October 30, 2010, the interest rate swap agreements had a fair value loss of $0.6 million, which was included in stockholders’ equity as a component of accumulated other comprehensive loss.  No amounts were included in the condensed consolidated statement of income for the third quarter of 2010, year-to-date 2010, the third quarter of 2009 or year-to-date 2009 related to ineffectiveness associated with this cash flow hedge.  The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  The swap agreement, scheduled to terminate on January 15, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes.  At October 30, 2010, the interest rate swap agreement had a fair value gain of $38.9 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the third quarter of 2010 or year-to-date 2010 related to ineffectiveness associated with this fair value hedge.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.  Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At October 30, 2010, the currency swap had an aggregate fair value loss of $3.8 million, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of income for the third quarter of 2010, year-to-date 2010, the third quarter of 2009 or year-to-date 2009 related to ineffectiveness associated with this net investment hedge.

On June 30, 2010, Staples entered into a currency swap, for an aggregate notional amount of 40 million Canadian dollars.  Upon maturity of the agreement in July 2011, Staples will be entitled to receive $37.8 million and will be obligated to pay 40 million Canadian dollars.  This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary.  Gains and losses on this foreign currency hedge will be recorded to other income (expense) over the life of the agreement, which will offset the gains and losses of the underlying hedged item.  At October 30, 2010, the currency swap had a fair value loss of $1.2 million, which was included in accrued expenses and other current liabilities.

Accumulated other comprehensive loss includes foreign currency losses, net of taxes of $1.6 million and $6.0 million for the third quarter and year-to-date 2010, respectively and foreign currency gains, net of taxes of $1.8 million and foreign currency losses, net of taxes of $19.0 million for the third quarter and year-to-date 2009, respectively.

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

The following table summarizes the nonqualified stock option and Restricted Share activity for year-to-date 2010:

	Nonqualified Stock Options (1)		Restricted Shares (2)
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 30, 2010	43,834,405	$19.57	12,973,840	$22.52
Granted	4,721,048	19.45	7,174,481	19.40
Exercised / Released	(1,972,495)	13.69	(4,486,487)	24.01
Canceled	(601,074)	21.64	(766,252)	21.53
Outstanding at October 30, 2010	45,981,884	19.79	14,895,582	$20.62
Exercisable at October 30, 2010	33,069,048	$19.30

(1) At October 30, 2010, the aggregate intrinsic value of the outstanding nonqualified stock options was $90.4 million and the aggregate intrinsic value of the exercisable nonqualified stock options was $82.9 million.

(2) Restricted Shares do not include performance shares (“Performance Shares”) which Staples grants to certain employees. These are awards under which restricted stock is only issued if the Company meets minimum performance targets.  If, at the end of each performance period, the Company’s performance falls between minimum and maximum targets, performance shares ranging from 50% to 200% of the underlying award will be issued.   The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant. As of October 30, 2010, Staples had 1.2 million awards of Performance Shares outstanding, which were granted during 2008 and 2010 and remain subject to satisfaction of performance targets. The shares have a weighted-average fair market value per share of $20.10. Additionally, Performance Shares granted during 2009 were issued in 2010 based on the Company meeting certain performance targets.  These shares continue to be subject to vesting restrictions and will fully vest in January 2013.  The price of these issued Performance Shares was $20.12 per share and 0.5 million of these shares are included in the outstanding Restricted Shares as of October 30, 2010.

In connection with its equity based employee benefit plans, Staples included $39.6 million and $109.2 million in compensation expense for the third quarter and year-to-date 2010, respectively, and $42.0 million and $132.5 million in compensation expense for the third quarter and year-to-date 2009, respectively.   As of October 30, 2010, Staples had $260.7 million related to grants of nonqualified stock options and Restricted Shares to be expensed over the period through August 2014.

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

Net periodic pension cost recognized for the third quarter and year-to-date 2010 and for the third quarter and year-to-date 2009 are based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010 and fiscal 2009, respectively.   The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of income (in thousands):

	13 Weeks Ended October 30, 2010			13 Weeks Ended October 31, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$1,964	$1,964	$—	$2,290	$2,290
Interest cost	463	8,178	8,641	534	12,128	12,662
Expected return on plan assets	(435)	(13,720)	(14,155)	(431)	(14,692)	(15,123)
Amortization of unrecognized losses	—	874	874	—	2,382	2,382
Net periodic pension cost (income)	$28	$(2,704)	$(2,676)	$103	$2,108	$2,211

	39 Weeks Ended October 30, 2010			39 Weeks Ended October 31, 2009
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Service cost	$—	$6,308	$6,308	$—	$6,532	$6,532
Interest cost	1,389	26,268	27,657	1,523	34,589	36,112
Expected return on plan assets	(1,305)	(44,068)	(45,373)	(1,229)	(41,896)	(43,125)
Amortization of unrecognized losses	—	2,808	2,808	—	6,793	6,793
Net periodic pension cost (income)	$84	$(8,684)	$(8,600)	$294	$6,018	$6,312

Cash contributions made to Corporate Express pension plans for the third quarter and year-to-date 2010 and the third quarter and year-to-date 2009 are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
U.S. Plans	$506	$166	$1,030	$498
International Plans	3,327	3,822	8,507	8,483
Total	$3,833	$3,988	$9,537	$8,981

The Company expects to make additional cash contributions of $0.2 million and $3.5 million to the U.S. Plans and International Plans, respectively, during the remainder of fiscal 2010.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity and comprehensive income attributable to Staples, Inc. and its noncontrolling interests for year-to-date 2010 and 2009 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 30, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	607,206	6,614	613,820
Other comprehensive income:
Foreign currency translation adjustments, net	6,404	1,896	8,300
Changes in the fair value of derivatives, net (1)	(6,529)	574	(5,955)
Comprehensive income	607,081	9,084	616,165
Issuance of common stock options for stock options exercised and the sale of stock under employee stock purchase plans	43,868	—	43,868
Stock-based compensation	109,209	—	109,209
Purchase of noncontrolling interest in Corporate Express Australia	(275,767)	(84,828)	(360,595)
Cash dividends paid	(194,856)	—	(194,856)
Purchase of treasury stock, net	(285,713)	—	(285,713)
Other	(253)	—	(253)
Stockholders’ equity at October 30, 2010	$6,775,455	$7,310	$6,782,765

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 31, 2009	$5,564,207	$58,224	$5,622,431
Comprehensive income:
Net income	504,756	13,551	518,307
Other comprehensive income:
Foreign currency translation adjustments, net	521,920	7,690	529,610
Changes in the fair value of derivatives, net (1)	(18,954)	—	(18,954)
Comprehensive income	1,007,722	21,241	1,028,963
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchases plans	70,061	—	70,061
Stock-based compensation	132,539	—	132,539
Cash dividends paid	(177,323)	—	(177,323)
Tax benefit on exercise of options	2,161	—	2,161
Purchase of treasury stock, net	(28,382)	—	(28,382)
Other	(2,052)	—	(2,052)
Stockholders’ equity at October 31, 2009	$6,568,933	$79,465	$6,648,398

(1) Changes in the fair value of derivatives are net of taxes of $(1.2) million for the thirteen weeks ended October 30, 2010 and $1.2 million for the thirteen weeks ended October 31, 2009, and net of taxes of $(4.5) million for the thirty-nine weeks ended October 30, 2010 and $(14.2) million for the thirty-nine weeks ended October 31, 2009.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following table summarizes the components of accumulated other comprehensive loss as of October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010	January 30, 2010
Foreign currency translation adjustments	$45,125	$36,825
Derivative instruments (net of taxes)	(119)	5,836
Deferred pension costs (net of taxes)	(131,998)	(131,998)
Accumulated other comprehensive loss	$(86,992)	$(89,337)

Note J - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2010 and 2009 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Numerator:
Net income attributed to Staples, Inc.	$288,680	$269,381	$607,206	$504,756
Denominator:
Weighted-average common shares outstanding	714,180	711,397	717,487	708,019
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	7,653	11,225	10,419	11,992
Weighted-average common shares outstanding assuming dilution	721,833	722,622	727,906	720,011

Basic earnings per common share	$0.40	$0.38	$0.85	$0.71
Diluted earnings per common share	$0.40	$0.37	$0.83	$0.70

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.   Options to purchase 27.4 million and 13.7 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at October 30, 2010 and October 31, 2009, respectively.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2010 and 2009 and a reconciliation of total segment income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	Sales		Sales
North American Delivery	$2,537,094	$2,474,424	$7,359,175	$7,215,632
North American Retail	2,644,347	2,628,873	6,967,106	6,790,476
International Operations	1,356,235	1,414,742	3,803,430	3,863,269
Total segment sales	$6,537,676	$6,518,039	$18,129,711	$17,869,377

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	Business Unit Income		Business Unit Income
North American Delivery	$224,613	$219,003	$634,550	$564,554
North American Retail	279,640	265,743	561,883	528,965
International Operations	58,771	40,069	109,205	63,928
Business unit income	$563,024	$524,815	$1,305,638	$1,157,447
Stock-based compensation	(39,580)	(41,981)	(109,209)	(132,539)
Total segment income	523,444	482,834	1,196,429	1,024,908
Interest and other expense, net	(52,554)	(48,386)	(162,771)	(169,097)
Integration and restructuring costs	(9,019)	(15,872)	(51,545)	(64,502)
Consolidated income before income taxes	$461,871	$418,576	$982,113	$791,309

Note L - Guarantor Subsidiaries

Under the terms of the Company’s April 2011 Notes, $750.0 million Amended and Restated Revolving Credit Agreement (which was replaced by the New Credit Agreement (as defined in Note E) entered into on November 4, 2010),  the October 2012 Notes and the January 2014 Notes,  the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples, the Office Superstore, LLC, Staples the Office Superstore East, Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore, Limited Partnership (collectively, the “Guarantor Subsidiaries”). The terms of guarantees are equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the April 2011 Notes, the October 2012 Notes, and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries, and non-guarantor subsidiaries as of October 30, 2010 and January 30, 2010 and for the third quarter and year-to-date 2010 and 2009.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

Condensed Consolidating Balance Sheet

As of October 30, 2010

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$680,879	$44,271	$644,571	$—	$1,369,721
Merchandise inventories, net	—	1,372,114	1,060,159	—	2,432,273
Other current assets	76,254	659,229	1,897,891	—	2,633,374
Total current assets	757,133	2,075,614	3,602,621	—	6,435,368
Net property, equipment and other assets	685,513	1,316,341	1,335,470	—	3,337,324
Goodwill	1,630,190	154,527	2,323,353	—	4,108,070
Investment in affiliates and intercompany, net	6,168,830	5,540,158	6,654,032	(18,363,020)	—
Total assets	$9,241,666	$9,086,640	$13,915,476	$(18,363,020)	$13,880,762

Total current liabilities	$764,022	$1,627,706	$2,024,673	$—	$4,416,401
Total long-term liabilities	1,694,879	606,153	380,564	—	2,681,596
Total stockholders’ equity	6,782,765	6,852,781	11,510,239	(18,363,020)	6,782,765
Total liabilities and stockholders’ equity	$9,241,666	$9,086,640	$13,915,476	$(18,363,020)	$13,880,762

Condensed Consolidating Balance Sheet

As of January 30, 2010

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended October 30, 2010

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,968,034	$2,569,642	$—	$6,537,676
Cost of goods sold and occupancy costs	2,807	2,913,335	1,817,786	—	4,733,928
Gross profit	(2,807)	1,054,699	751,856	—	1,803,748
Operating and other expenses (income)	(291,487)	769,053	537,809	326,502	1,341,877
Consolidated income before income taxes	288,680	285,646	214,047	(326,502)	461,871
Income tax expense	—	127,369	45,832	—	173,201
Consolidated net income	288,680	158,277	168,215	(326,502)	288,670
Loss attributed to the noncontrolling interests	—	—	(10)	—	(10)
Net income attributed to Staples, Inc.	$288,680	$158,277	$168,225	$(326,502)	$288,680

Condensed Consolidating Statement of Income

For the thirteen weeks ended October 31, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,926,576	$2,591,463	$—	$6,518,039
Cost of goods sold and occupancy costs	2,847	2,894,661	1,854,328	—	4,751,836
Gross profit	(2,847)	1,031,915	737,135	—	1,766,203
Operating and other expenses (income)	(272,228)	806,536	430,239	383,080	1,347,627
Consolidated income before income taxes	269,381	225,379	306,896	(383,080)	418,576
Income tax expense	—	48,294	96,115	—	144,409
Consolidated net income	269,381	177,085	210,781	(383,080)	274,167
Income attributed to the noncontrolling interests	—	—	4,786	—	4,786
Net income attributed to Staples, Inc.	$269,381	$177,085	$205,995	$(383,080)	$269,381

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended October 30, 2010

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$—	$11,027,989	$7,101,722	$—	$18,129,711
Cost of goods sold and occupancy costs	8,715	8,222,687	5,012,798	—	13,244,200
Gross profit	(8,715)	2,805,302	2,088,924	—	4,885,511
Operating and other expenses (income)	(615,921)	2,220,232	1,610,325	688,762	3,903,398
Consolidated income before income taxes	607,206	585,070	478,599	(688,762)	982,113
Income tax expense	—	255,877	112,416	—	368,293
Consolidated net income	607,206	329,193	366,183	(688,762)	613,820
Income attributed to the noncontrolling interests	—	—	6,614	—	6,614
Net income attributed to Staples, Inc.	$607,206	$329,193	$359,569	$(688,762)	$607,206

Condensed Consolidating Statement of Income

For the thirty-nine weeks ended October 31, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Sales	$—	$9,736,246	$8,133,131	$—	$17,869,377
Cost of goods sold and occupancy costs	8,677	7,191,980	5,952,358	—	13,153,015
Gross profit	(8,677)	2,544,266	2,180,773	—	4,716,362
Operating and other expenses (income)	(513,433)	2,072,823	1,695,005	670,658	3,925,053
Consolidated income before income taxes	504,756	471,443	485,768	(670,658)	791,309
Income tax expense	—	110,326	162,676	—	273,002
Consolidated net income	504,756	361,117	323,092	(670,658)	518,307
Income attributed to the noncontrolling interests	—	—	13,551	—	13,551
Net income attributed to Staples, Inc.	$504,756	$361,117	$309,541	$(670,658)	$504,756

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended October 30, 2010

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$595,676	$124,154	$284,258	$1,004,088
Investing activities:
Acquisition of property and equipment	(35,318)	(134,207)	(76,277)	(245,802)
Acquisition of businesses, net of cash acquired	—	—	(39,065)	(39,065)
Cash used in investing activities	(35,318)	(134,207)	(115,342)	(284,867)
Financing Activities:
Proceeds from borrowings	58,827	—	116,208	175,035
Payments on borrowings, including payment of deferred financing fees	(82,700)	—	(68,368)	(151,068)
Purchase of treasury stock, net	(285,713)	—	—	(285,713)
Cash dividends paid	(194,856)	—	—	(194,856)
Other	43,868	—	(360,595)	(316,727)
Cash used in financing activities	(460,574)	—	(312,755)	(773,329)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,010	8,010
Net increase (decrease) in cash and cash equivalents	99,784	(10,053)	(135,829)	(46,098)
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$680,879	$44,271	$644,571	$1,369,721

Condensed Consolidating Statement of Cash Flows

For the thirty-nine weeks ended October 31, 2009

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Consolidated
Net cash provided by operating activities	$1,476,492	$71,999	$38,796	$1,587,287
Investing activities:
Acquisition of property and equipment	(21,047)	(96,381)	(73,721)	(191,149)
Cash used in investing activities	(21,047)	(96,381)	(73,721)	(191,149)
Financing Activities:
Repayments of commercial paper, net of proceeds from issuances	(1,195,557)	—	—	(1,195,557)
Proceeds from borrowings	834,286	—	342,044	1,176,330
Payments on borrowings, including payment of deferred financing fees	(687,690)	—	(224,289)	(911,979)
Purchase of treasury stock, net	(28,382)	—	—	(28,382)
Cash dividends paid	(177,323)	—	—	(177,323)
Excess tax benefits from stock-based compensation arrangements	24	1,180	957	2,161
Other	70,061	—	—	70,061
Cash (used in) provided by financing activities	(1,184,581)	1,180	118,712	(1,064,689)
Effect of exchange rate changes on cash and cash equivalents	—	—	69,924	69,924
Net increase (decrease) in cash and cash equivalents	270,864	(23,202)	153,711	401,373
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$345,119	$21,881	$668,147	$1,035,147

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Note M — Contingencies

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

In connection with the 1991 acquisition of Agena S.A., Corporate Express initiated legal proceedings against Befec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet.  Corporate Express claimed damages totaling EUR 134 million plus interest and fees.  In October 2010, the Commercial Court in France issued its judgment in this case and did not award any of the claimed damages to Corporate Express. The Company is currently considering whether it will appeal the judgment.

Note N — Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States (“US GAAP”) and as adjusted for certain items as noted in reconciliation tables below.  Management uses adjusted net income, among other metrics, to measure operating performance.  We have added this information because we believe it helps in understanding the results of our operations on a comprehensive basis.  This adjusted information supplements and is not intended to replace performance measures required by US GAAP disclosure.

Overview

Major contributors to our results for the third quarter of 2010 compared to our results for the third quarter of 2009 are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                  On a consolidated basis, we generated $6.5 billion in sales, an increase of 0.3% compared to the third quarter of 2009;

•                  North American Delivery sales increased 2.5%, and the business unit income rate was unchanged at 8.9%;

•                  North American Retail sales increased 0.6%, and comparable store sales decreased 1% while business unit income rate increased to 10.6% from 10.1%;

•                  International Operations sales decreased 4.1% in US dollars and decreased 0.7% in local currency, while the business unit income rate increased to 4.3% from 2.8%; and

•                  We now operate 2,278 stores worldwide, with a net increase of 14 stores during the third quarter of 2010.

We continue to invest in strategic growth initiatives to drive our long term success, including technology products and services, copy and print services, and facility and breakroom supplies, while maintaining our focus on customer service and expense control.

Outlook

Our expectations assume a slow economic recovery throughout the remainder of 2010 that will encourage existing customers to increase spending on office products and services, reversing the declining trend experienced throughout the recession.  In addition, we are continuing to invest in higher margin technology and service initiatives and expanding into

adjacent product categories to meet additional customer needs.   These sales initiatives will be combined with our ongoing investment in global integration activities, as well as our focus on improving profitability in our international businesses.

For the fourth quarter and full year of 2010, we expect sales to increase in the low single digits compared to the same periods in 2009.  We expect to achieve diluted earnings per share on a US GAAP basis and adjusted diluted earnings per share for the fourth quarter and full year 2010 as follows:

	Fourth Quarter 2010	Full Year 2010
Diluted earnings per share, on a US GAAP basis	$0.38 to $0.40	$1.22 to $1.24
Impact of integration and restructuring costs per share	0.01	0.05
Adjusted diluted earnings per share	$0.39 to $0.41	$1.27 to $1.29

The table above includes integration and restructuring costs of approximately $8 million for the fourth quarter and $60 million for full year 2010.  As previously stated, we do not anticipate that prior to the end of fiscal year 2010 the US Congress will extend the provisions that allow for the deferral of income tax on certain foreign earnings.   As a result, we anticipate that our effective tax rate for the fourth quarter and full year 2010 will be 37.5%.  We have made changes to our structure that we expect will allow us to return to a 34.5% tax rate in fiscal 2011, assuming no other changes to the laws.

Consolidated Performance

Net income attributed to Staples, Inc. for the third quarter of 2010 was $288.7 million or $0.40 per diluted share compared to $269.4 million or $0.37 per diluted share for the third quarter of 2009.  Net income attributed to Staples, Inc. for year-to-date 2010 was $607.2 million or $0.83 per diluted share compared to $504.8 million or $0.70 per diluted share for year-to-date 2009.  Our results for the third quarter and year-to-date 2010 and 2009 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes, is shown below (amounts in thousands, except for share data):

	13 Weeks Ended				39 Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$288,680	$0.40	$269,381	$0.37	$607,206	$0.83	$504,756	$0.70
Adjustments, net of taxes: (1)
Integration and restructuring costs (2)	5,637	0.01	10,396	0.02	32,216	0.05	42,249	0.06
Adjusted net income	$294,317	$0.41	$279,777	$0.39	$639,422	$0.88	$547,005	$0.76

(1)          The tax effect of all adjustments is based on an effective tax rate of 37.5% for the third quarter and year-to-date 2010 and an effective tax rate of 34.5% for the third quarter and year-to-date 2009.

(2)          See Note D in the Notes to the Condensed Consolidated Financial Statements.

Third Quarter of 2010 Compared to the Third Quarter of 2009:

Sales:  Sales for the third quarter of 2010 were $6.5 billion, an increase of 0.3% compared to the third quarter of 2009. Our sales for the third quarter of 2010 reflect increased sales in our North American Delivery business and, to a much lesser extent, non-comparable store sales for stores opened in the last twelve months.  This was offset by a decrease in comparable store sales and, to a lesser extent, the negative impact of foreign exchange of $16.1 million.

Gross Profit:  Gross profit as a percentage of sales was 27.6% for the third quarter of 2010 compared to 27.1% for the third quarter of 2009. The increase in gross profit rate for the third quarter of 2010 was primarily driven by improvements in product margin and supply chain.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 19.3% of sales for the third quarter of 2010 and 2009, resulting from investments in growth initiatives, primarily labor and marketing, offset by a reduction in overhead costs in our European Printing Systems business and reduced depreciation.

Integration and Restructuring Costs: Integration and restructuring costs were $9.0 million for the third quarter of 2010 compared to $15.9 million for the third quarter of 2009.  Integration and restructuring costs for the third quarter of 2010 included $6.8 million of consulting and other costs, $1.4 million for severance and retention and $0.8 million for facility closures and other asset write-downs.  Integration and restructuring costs for the third quarter of 2009 included $11.5 million of consulting and other fees, $3.1 million for severance and retention and $1.3 million for facility closures.

Amortization of Intangibles: Amortization of intangibles was $15.6 million for the third quarter of 2010 compared to $26.9 million for the third quarter of 2009, reflecting the amortization of certain tradenames, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $12.6 million for the third quarter of 2010 compared to $19.1 million for the third quarter of 2009.

Interest Income:   Interest income was $2.0 million for the third quarter of 2010 compared to $1.4 million for the third quarter of 2009. The increase in interest income for the third quarter of 2010 was due to an increase in effective interest rates combined with an increase in our average cash balance.

Interest Expense:  Interest expense decreased to $52.8 million for the third quarter of 2010 compared to $58.0 million for the third quarter of 2009.  This decrease was primarily due to the positive impact of our interest rate swap agreements as well as the expense recognized in 2009 related to fees associated with borrowings used to fund the acquisition of Corporate Express.  Excluding the impact of our interest rate swap agreements, interest expense would have been $59.6 million for the third quarter of 2010 compared to $60.3 million for the third quarter of 2009.

Other (Expense) Income:  Other expense was $1.8 million for the third quarter of 2010.  Other income was $8.3 million for the third quarter of 2009.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 37.5% for the third quarter of 2010 compared to 34.5% for the third quarter of 2009.  The increase in the effective tax rate from the third quarter of 2009 was due to the expiration of provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings.  These expired provisions impacted us in 2010 as a result of our acquisition of Corporate Express and our decision to delay certain changes to our legal entity structure in order to expedite the squeeze out of the remaining public shareholders of Corporate Express.

Year-to-Date 2010 Compared to Year-to-Date 2009:

Sales:  Sales for year-to-date 2010 were $18.1 billion, an increase of 1.5% from year-to-date 2009.  Our sales growth for year-to-date 2010 reflects the positive impact of foreign exchange rates of $230.1 million and, to a lesser extent, non-comparable sales for stores opened in the last twelve months and growth in our North American Delivery business, partially offset by negative comparable store sales, primarily in Europe, and lower sales in our European Printing Systems business.

Gross Profit:  Gross profit as a percentage of sales was 26.9% for year-to-date 2010 compared to 26.4% for year-to-date 2009.  The increase in gross profit rate for year-to-date 2010 was primarily driven by improvements in product margin and supply chain.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.1% of sales for year-to-date 2010 compared to 20.2% of sales for year-to-date 2009.  The decrease reflects reduced stock-based compensation, lower depreciation expense and, to a lesser extent, a reduction in overhead costs in our European Printing Systems business, partially offset by investments in growth initiatives, primarily labor and marketing.

Integration and Restructuring Costs: Integration and restructuring costs were $51.5 million for year-to-date 2010 compared to $64.5 million for year-to-date 2009.  Integration and restructuring costs for year-to-date 2010 included $31.2 million for consulting and other costs, $10.5 million for facility closures and other asset write-downs and $9.8 million for severance and retention. Integration and restructuring costs for year-to-date 2009 included $26.0 million for severance and retention, $25.5 million for consulting and other costs, $11.7 million related to asset write-downs for assets whose use was expected to be limited as a result of the acquisition and $1.3 million for facility closures.

Amortization of Intangibles: Amortization of intangibles was $45.9 million for year-to-date 2010 compared to $75.4 million for year-to-date 2009.  Amortization expense reflects the amortization of certain tradenames, customer relationships and non-competition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $37.5 million year-to-date 2010 compared to $51.9 million for year-to-date 2009.

Interest Income:   Interest income was $5.7 million for year-to-date 2010 compared to $4.4 million for year-to-date 2009. The increase in interest income for year-to-date 2010 was due to an increase in our average cash balance, partially offset by a reduction in interest rates.

Interest Expense:  Interest expense decreased to $161.4 million for year-to-date 2010 compared to $179.4 million for year-to-date 2009.  The decrease in interest expense for year-to-date 2010 was primarily due to expenses recognized in 2009 related to fees associated with borrowings used to fund the acquisition of Corporate Express.  In addition, interest expense was positively impacted by our interest rate swap agreements, partially offset by the inclusion of interest on our $500 million, 7.75% notes due April 1, 2011 (the “April 2011 Notes”) for year-to-date 2010.  Excluding the impact of our interest rate swap agreements, interest expense would have been $179.5 million for year-to-date 2010 compared to $184.7 million for year-to-date 2009.

Other (Expense) Income:  Other expense was $7.1 million for year-to-date 2010.  Other income was $6.0 million for year-to-date 2009.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 37.5% for year-to-date 2010 compared to 34.5% for year-to-date 2009.  The increase in the effective tax rate from year-to-date 2009 was due to the expiration of provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings.  These expired provisions impacted us in 2010 as a result of our acquisition of Corporate Express and our decision to delay certain changes to our legal entity structure in order to expedite the squeeze out of the remaining public shareholders of Corporate Express.

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

Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before taxes in Note K in the Notes to the Condensed Consolidated Financial Statements).

Third Quarter of 2010 Compared to the Third Quarter of 2009:

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2010 and 2009:

(Amounts in thousands)

			October 30, 2010	October 31, 2009
	13 Weeks Ended		Increase (Decrease) From	Increase (Decrease) From
	October 30, 2010	October 31, 2009	Prior Year	Prior Year
Sales:
North American Delivery	$2,537,094	$2,474,424	2.5%	(11.1)%
North American Retail	2,644,347	2,628,873	0.6%	1.1%
International Operations	1,356,235	1,414,742	(4.1)%	(9.8)%
Total segment sales	$6,537,676	$6,518,039	0.3%	(6.2)%

(Amounts in thousands)

	13 Weeks Ended		October 30, 2010	October 31, 2009
	October 30, 2010	October 31, 2009	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$224,613	$219,003	8.9%	8.9%
North American Retail	279,640	265,743	10.6%	10.1%
International Operations	58,771	40,069	4.3%	2.8%
Business unit income	563,024	524,815	8.6%	8.1%
Stock-based compensation	(39,580)	(41,981)	(0.6)%	(0.7)%
Total segment income	$523,444	$482,834	8.0%	7.4%

North American Delivery:  Sales increased 2.5% for the third quarter of 2010 compared to the third quarter of 2009.  The increase in sales for the third quarter of 2010 was driven by our customer acquisition efforts and the positive impact of foreign exchange rates of $7.6 million, partially offset by lower spend from existing customers.

Business unit income as a percentage of sales was unchanged from the third quarter of 2009 at 8.9%.  Business unit income as a percentage of sales for the third quarter of 2010 primarily reflects reduced amortization expense and, to a lesser extent, supply chain improvements, offset by investments in marketing and pricing to support key initiatives and business development.

North American Retail: Sales increased 0.6% for the third quarter of 2010.   The increase was the result of the positive impact of foreign exchange rates of $24.9 million and, to a lesser extent, non-comparable sales for stores opened in the past twelve months.   Our comparable store sales decreased 1% for the third quarter of 2010, primarily driven by weaker sales of computers.

Business unit income as a percentage of sales increased to 10.6% for the third quarter of 2010 from 10.1% for the third quarter of 2009. The increase in business unit income as a percentage of sales for the third quarter of 2010 primarily reflects improved product margins and, to a lesser extent, reduced depreciation expense, partially offset by an investment in labor.

International Operations:  Sales decreased 4.1% for the third quarter of 2010, primarily as a result of the negative impact of foreign exchange rates of $48.6 million and a 2% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales increased to 4.3% for the third quarter of 2010 from 2.8% for the third quarter of 2009.  The increase in business unit income for the third quarter of 2010 reflects reduced losses in our European Printing Systems business, improvement in our Australian business, reduced amortization expense, improvements in supply chain, and a reduction in overhead costs in our European Delivery business, partially offset by deleverage in rent and labor costs in our European Retail business.

Stock-Based Compensation:  Stock-based compensation decreased to $39.6 million for the third quarter of 2010 from $42.0 million for the third quarter of 2009.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.  The decrease in this expense for the third quarter of 2010 primarily relates to changes in our equity compensation structure, including the elimination of certain retirement acceleration clauses in our restricted share awards.

Year-to-Date 2010 Compared to Year-to-Date 2009:

The following tables provide a summary of our sales and business unit income by reportable segment year-to-date 2010 compared to year-to-date 2009:

(Amounts in thousands)

			October 30, 2010	October 31, 2009
	39 Weeks Ended		Increase (Decrease) From	Increase (Decrease) From
	October 30,2010	October 31, 2009	Prior Year	Prior Year
Sales:
North American Delivery	$7,359,175	$7,215,632	2.0%	11.5%
North American Retail	6,967,106	6,790,476	2.6%	(4.3)%
International Operations	3,803,430	3,863,269	(1.5)%	15.5%
Total segment sales	$18,129,711	$17,869,377	1.5%	5.7%

(Amounts in thousands)

	39 Weeks Ended		October 30, 2010	October 31, 2009
	October 30, 2010	October 31, 2009	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$634,550	$564,554	8.6%	7.8%
North American Retail	561,883	528,965	8.1%	7.8%
International Operations	109,205	63,928	2.9%	1.7%
Business unit income	1,305,638	1,157,447	7.2%	6.5%
Stock-based compensation	(109,209)	(132,539)	(0.6)%	(0.8)%
Total segment income	$1,196,429	$1,024,908	6.6%	5.7%

North American Delivery:  Sales increased 2.0% for year-to-date 2010 compared to year-to-date 2009.  The increase in sales for year-to-date 2010 was driven by our customer acquisition efforts and, to a lesser extent, the positive impact of foreign exchange rates of $55.5 million, partially offset by lower spend from existing customers.

Business unit income as a percentage of sales increased to 8.6% for year-to-date 2010 from 7.8% for year-to-date 2009.  The increase in business unit income as a percentage of sales for year-to-date 2010 was driven primarily by improved product margins and, to a lesser extent, reduced amortization expense, partially offset by investments in marketing and pricing to support growth initiatives.

North American Retail: Sales increased 2.6% for year-to-date 2010, driven by the positive impact of foreign exchange rates of $148.6 million and, to a lesser extent, non-comparable sales for stores opened in the past twelve months.  Our comparable store sales for year-to-date 2010 were flat as a result of a slight increase in customer traffic, offset by lower average order size.

Business unit income as a percentage of sales increased to 8.1% for year-to-date 2010 from 7.8% for year-to-date 2009.   The slight increase in business unit income as a percentage of sales for year-to-date 2010 primarily reflects reduced marketing and depreciation expenses combined with supply chain improvements, partially offset by investments in labor.

International Operations:  Sales decreased 1.5% for year-to-date 2010 compared to year-to-date 2009 driven by a 7% decrease in comparable store sales in Europe and lower sales in our European Printing Systems business, partially offset by the positive impact of foreign exchange rates of $26.0 million.

Business unit income as a percentage of sales increased to 2.9% for year-to-date 2010 from 1.7% for year-to-date 2009.  The increase in business unit income for year-to-date 2010 reflects improvement in supply chain, reduction in overhead costs in our European Delivery business, as well as reduced amortization expense, partially offset by deleverage in rent and labor costs in our European Retail business.

Stock-Based Compensation:  Stock-based compensation decreased to $109.2 million for year-to-date 2010 from $132.5 million for year-to-date 2009.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.   The decrease in the expense for year-to-date 2010 primarily relates to changes in our equity compensation structure, including the elimination of certain retirement acceleration clauses in our restricted share awards, as well as the proceeds received from the settlement of stock option derivative litigation.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 2, 2010, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2009 Annual Report on Form 10-K filed on March 2, 2010.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $1.0 billion for year-to-date 2010 compared to $1.59 billion for year-to-date 2009.  The decrease in operating cash flow from 2009 to 2010 is primarily due to changes in working capital, offset by an increase in net income adjusted for non-cash expenses.

Cash used in investing activities was $284.9 million for year-to-date 2010 compared to $191.1 million for year-to-date 2009.  The change between 2010 and 2009 is primarily due to an increase in capital expenditures during 2010, driven by investments in our supply chain and the acquisition of Oy Lindell Ab (“Lindell”), an office products distributor based in Finland.

Cash used in financing activities was $773.3 million for year-to-date 2010 compared to $1.06 billion for year-to-date 2009.   The change in cash from financing activities from 2009 to 2010 is due to higher repayments and refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition during 2009, offset by the purchase of additional shares of Corporate Express Australia and the resumption of our share repurchase program during 2010.  During 2010, we repurchased 13.1 million shares for $257.8 million.  During 2009, our financing activities primarily consisted of repayments made on commercial paper and the Corporate Express U.S and European securitization programs, offset by the proceeds from the April 2011 Notes.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our New Credit Agreement (as defined below) to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At October 30, 2010, we had $2.60 billion in total cash and funds available through credit agreements, which consisted of $1.23 billion of available credit and $1.37 billion of cash and cash equivalents.

A summary, as of October 30, 2010, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	October 30, 2010
	Available Credit	Debt Outstanding
April 2011 Notes due April 1, 2011	$—	$500,000
Revolving Credit Facility due October 13, 2011 (1)	750,000	—
$325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”)	—	325,000
$1.5 billion 9.75% notes due January 1, 2014 (the “January 2014 Notes”)	—	1,500,000
$300 million securitization program due May 17, 2011	300,000	—
Lines of credit	179,270	84,411
Other notes and capital leases	—	172,541
Total	$1,229,270	$2,581,952

(1)          On November 4, 2010, we entered into a New Credit Agreement, as defined below, with Bank of America, N.A and other lending institutions. The New Credit Agreement replaces the Revolving Credit Agreement, dated as of October 13, 2006, which provided for a maximum borrowing of $750.0 million and was due to expire on October 13, 2011.

On November 4, 2010, we entered into a new Credit Agreement (the “New Credit Agreement” or “Agreement”) with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The New Credit Agreement replaces the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006, as amended, which provided for a maximum borrowing of $750.0 million and was due to expire in October 2011 (the “Prior Agreement”). As of November 4, 2010, no borrowings were outstanding under the Prior Agreement.

The New Credit Agreement provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon the request of the Company and the agreement of the lenders participating in the increase.  Borrowings made pursuant to the New Credit Agreement may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount.  Borrowings made pursuant to the New Credit Agreement will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on our credit rating and fixed charge coverage ratio.  Under the Agreement, we also agree to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on our credit rating and fixed charge coverage ratio.  Amounts borrowed under the New Credit Agreement may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.

The New Credit Agreement is unsecured and ranks pari passu with our public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type.  The borrowings under this New Credit Agreement are unconditionally guaranteed on an unsecured unsubordinated basis by the same subsidiaries that guarantee our publicly issued notes.

At October 30, 2010, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2009 Annual Report on Form 10-K.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our capital expenditures, including our future store openings, and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.   Depending on our credit metrics and our liquidity position, from time to time, we may repurchase our public notes through repurchase programs.

We currently plan to spend approximately $150 million to $175 million on capital expenditures during the fourth quarter, bringing our full year spend to approximately $400 million to $425 million.  This projection represents an increase of approximately 28% to 36% from our 2009 capital expenditures, reflecting an increase in facility and system integration activities, and an increase in the number and magnitude of remodel activities planned for 2010.  We expect to open approximately 10 new stores in North America, Europe and Asia during the fourth quarter, bringing our total store openings for 2010 to 50, compared to 56 stores opened in 2009.  We expect the source of funds for these expenditures to come from operating cash flows.

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

We paid a third quarter 2010 cash dividend of $0.09 per share on October 14, 2010 to stockholders of record on September 24, 2010.  We expect the total value of quarterly cash dividend payments in 2010 to be $0.36 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of fiscal year 2010 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 30, 2010, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-18 of our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 30, 2010, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 30, 2010, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Global economic conditions may continue to cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, energy costs, healthcare costs, higher interest rates and taxes, combined with tighter credit markets, reduced consumer confidence and other factors, contribute to the decline in business and consumer spending. Although there has been some improvement in some of these measures, the level of business and consumer spending is not where it was prior to the global recession. We have also seen a decline in average sales per customer in both our delivery and retail businesses. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

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

In addition, our long term strategy for growth, productivity and profitability depends on our ability to make appropriate strategic acquisitions, and integrate such acquisitions quickly and effectively. We must also operate efficiently to realize or achieve any expected synergies and cost savings related to such acquisitions. For example, we have not fully completed the integration of the Corporate Express acquisition. This integration has been and continues to be complex and time consuming. While we currently expect to realize the synergies and cost savings of the Corporate Express acquisition, if we fail to successfully integrate our past or future acquisitions or fail to realize the intended benefits of such acquisitions, our business may be adversely affected.

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

We currently operate in 25 countries outside the United States and plan to continue to grow internationally. Operating in multiple countries requires that we comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance with foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management’s time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers’ councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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

For instance, the U.S. Congress has allowed certain Internal Revenue Code provisions to expire, including provisions that allow for the deferral of United States income tax on certain unremitted foreign earnings. Our financial position and results of operations for year-to-date 2010 were negatively impacted because these provisions were not enacted into law, resulting in an effective tax rate of 37.5%.  If such provisions are not enacted into law, their expiration could continue to have an adverse impact on our financial position and results of operations.  However, if these provisions are later enacted with retroactive effect, they will have a favorable impact on our financial position and results of operations.  We have made changes to our legal entity structure that we expect will allow us to return to a 34.5% tax rate in fiscal 2011, assuming no other changes to the laws.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of October 30, 2010 was $2.6 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2010:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 1, 2010 – August 28, 2010	3,451,320	$19.28	3,451,320	$839,566,000
August 29, 2010 – October 2, 2010	3,433,610	19.41	3,390,556	773,757,000
October 3, 2010 – October 30, 2010	1,151,649	20.64	1,151,500	749,992,000
Total for third quarter of 2010	8,036,579	$19.53	7,993,376	$749,992,000

(1)          Includes a total of 43,203 shares of our common stock withheld during the third quarter of our 2010 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date: November 17, 2010	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Credit Agreement, dated November 4, 2010, by and among Staples, Inc., the lenders named therein, Bank of America, N.A., as Administrative Agent, Barclays Capital and HSBC Bank USA, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, with Merrill Lynch, Pierce Fenner & Smith Incorporated, Barclays Capital and HSBC Securities (USA) Inc. having acted as joint lead arrangers and joint bookrunners (including schedules and exhibits). Filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2010.

10.2+	Amended and Restated 2004 Stock Incentive Plan.
31.1+	Principal Executive Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer — Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

+                                         Filed herewith.

++                                  Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

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