Form 10-K
period 2011-01-29
STAPLES INC
filed 2011-03-02
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the fiscal year ended: January 29, 2011		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)		04-2896127 (I.R.S. Employer Identification No.)
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 31, 2010, as reported by NASDAQ, was approximately $14.8 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 719,466,365 shares of common stock, par value $0.0006, outstanding as of February 28, 2011.

Documents Incorporated By Reference

          Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

 PART I

Item 1.    Business

Staples

        Staples, Inc. and its subsidiaries ("we", "Staples" or the "Company"), the world's leading office products company, is committed to making it easy for customers to buy a wide range of office products and services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses, and currently serve customers of all sizes in 26 countries throughout North America, Europe, Australia, South America, and Asia. We operate three business segments: North American Delivery, North American Retail, and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note N in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Business Strategy

        We view the office products market as a large, diversified market for office supplies and services, business machines and related products, computers, technology and related products, and office furniture. We reach each sector of the office products market through sales channels which are designed to be convenient to our contract, catalog, on-line and retail store customers. Our businesses attract different customer groups with distinct purchasing behaviors. Our contract business targets mid-size businesses and organizations with between 20 and 500 office workers as well as Fortune 1000 companies. Our catalog and on-line customers are generally small businesses and organizations with up to 20 office workers which we target through our catalogs and web sites. Our retail stores target small businesses, home offices and consumers. Our ability to address customer groups with different needs expands our available market opportunities and increases awareness of the Staples brand among customers in all segments, who often shop across multiple sales channels; and allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

        We provide superior value to our customers through a combination of low prices, a broad selection of office products, a wide range of technology and copy and print services, high quality and innovative Staples brand products, convenient store locations, easy to use web sites, reliable and fast order delivery, and excellent customer service. Our strategy is to maintain our leadership in the office products industry by delivering on our new brand promise: we bring easy to your office.

  North American Delivery

        Our strategies for North American Delivery focus on customer service, customer acquisition and retention, and selling a broader assortment of products and services to our customers to grow sales and increase profitability. The 2008 acquisition of Corporate Express N.V. ("Corporate Express"), a leading supplier of office products to businesses and institutions, expanded our offerings into new areas and enhanced our offerings in existing areas, including facilities and breakroom supplies, printing, promotional products, furniture, and data center supplies. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error. We have established industry leading customer service standards to improve recovery of service failures and to make it easy for customers to resolve any issues with their orders. Since acquiring Corporate Express, we have achieved significant purchasing synergies, integrated the sales forces, reduced overhead expense, and worked to consolidate our distribution network. Over the next few years we will continue with the integration of Corporate Express. These efforts include further consolidation of distribution facilities and consolidation of systems and websites.

        Our North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to consumers and businesses, and includes Staples Advantage, Staples.com and Quill.com. The majority of our delivery customers place their orders on-line, making Staples the second largest Internet reseller in the world.

        Staples Advantage:    Our contract operations focus on serving the needs of mid—sized businesses and organizations through Staples Business Advantage and Fortune 1000 companies through Staples Enterprise Advantage. The acquisition of Corporate Express significantly increased the size of our contract business in the United States, and established our contract business in Canada. Contract customers often require more service than is provided by a traditional retail or mail order business. Through our contract sales force, we offer customized pricing and payment terms, usage reporting, the stocking of certain proprietary items, a wide assortment of products with various environmental attributes and services, and full service account management.

        Staples.com:    Staples.com operations combine the activities of our U.S. and Canadian Internet sites as well as our direct mail catalog business. Staples.com is primarily designed to reach small businesses and home offices, offering next business day delivery for most office supply orders in a majority of our markets. We market Staples.com through Internet and other broad-based media advertising, direct mail advertising, catalog mailings, and a telesales group generating new business and growing existing accounts.

        Quill.com:    Acquired by Staples in 1998, Quill.com is an Internet and catalog business with a targeted approach to servicing the needs of small and medium-sized businesses in the United States. To attract and retain its customers, Quill.com offers outstanding customer service, Quill brand products, and special services. Quill.com also operates Medical Arts Press, Inc., a specialty Internet and catalog business offering products for medical professionals.

  North American Retail

        Our strategy for North American Retail focuses on offering an easy-to-shop store with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. Our goals are to continue to be a destination for core supplies categories like ink and toner, to become an authority for business technology through redesigned stores, an expanded technology assortment; and our fast growing EasyTech service, offering expert technology assortment such as installations and repairs; and to establish leadership in copy and print services. Store sales associates are trained to deliver excellent service through our "Inspired Selling" service model, which encourages engagement with customers and solution selling. As a result of our focus on service, training programs, and offering incentives to reward excellent customer service, we achieved record customer satisfaction survey scores in 2010.

        Our North American Retail segment consisted of 1,575 stores in the United States and 325 stores in Canada at the end of fiscal 2010. We operate a portfolio of four retail store formats, tailored to the unique characteristics of each location. The "Dover" superstore represents the majority of our U.S. store base. The customer friendly "Dover" design appeals to the customer with an open store interior that provides a better view of our wide selection and makes it easier to find products. In an effort to improve store productivity and effectively manage our cost structure we have reduced the size of our "Dover" new store format over time from 24,000 square feet to 18,000 square feet. We also operate a 14,600 square foot store format designed for rural markets and a 10,000 square foot store suited to dense urban markets such as New York City. Additionally, we operate 26 stand alone copy and print shops to address the attractive quick print market opportunity. This 3,000 to 4,000 square foot store is designed for locations with high customer density and offers a full service copy and print shop and a broad assortment of core office supplies.

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

        We plan to open approximately 40 new stores in North America in 2011, compared to 41 new stores in 2010 and 48 new stores in 2009. The growth program for 2011 will continue to focus on adding stores to existing markets as well as expansion into select new markets. In addition to new store openings, we intend to drive increased productivity through our on-going store remodel program, with a focus on upgrading our technology product and service offerings, as well as our copy and print offerings.

  International Operations

        Our International Operations segment consists of businesses in 24 countries in Europe, Australia, South America, and Asia.

        Our European Office Products business represents a balanced multi-channel portfolio serving contract, retail and catalog customers in 18 countries. We operate 332 retail stores, with the largest concentration of stores in the United Kingdom, Germany, the Netherlands and Portugal. We operate a catalog business, with a significant concentration of sales in France and Italy. The acquisition of Corporate Express added a large European contract business to our portfolio, including sizable operations in Scandinavia and Germany.

        Our strategies for our European Office Products business focus on increasing profitability by reducing overhead expense, achieving purchasing synergies, increasing sales of Staples brand products, improving the performance of our supply chain and increasing the mix of higher margin service businesses.

        We also operate a European printing systems business which we acquired as part of the Corporate Express acquisition. This business is a leading value added reseller of printing equipment and related services, supplies, and spare parts, and is the largest independent distributor of Heidelberg offset printing presses.

        In 2010, we acquired the remaining shares in Corporate Express Australia Limited, increasing our ownership from the 59% we acquired with the acquisition of Corporate Express. This primarily contract business is a leading supplier of office, warehouse and factory essentials in Australia and New Zealand. During 2010, we also launched a catalog and online business in Australia, leveraging our global experience to provide small business customers with differentiated offerings.

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

Merchandising

        We sell a wide variety of office supplies and services, business machines and related products, computers and related products, and office furniture. Our merchandising staff uses integrated systems to perform the vast majority of our merchandise planning and product purchasing centrally. However, some of our business units, particularly Quill.com, our Canadian operations, and our multiple international businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from several hundred vendors worldwide, and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

        We have approximately 15,000 SKUs stocked in our North American Delivery fulfillment centers and approximately 8,000 SKUs stocked in each of our typical North American retail stores. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important product categories, and we offer our customers a wide assortment, an in-stock guarantee, and a strong pricing message which communicates the benefits of our loyalty program, including cartridge recycling rebates, and multi-pack discounts. We continue to enhance our product offering beyond core office supplies, particularly in the areas of technology and facilities and breakroom supplies.

        Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 24% of our sales in 2010. We offer more than 2,000 own brand products, including an assortment of products with various environmental attributes, which includes our "Sustainable Earth" brand products. Own brand products deliver value to our customers with prices that are on average 10% to 15% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices with a full range of marketing initiatives, including clear and impactful packaging, in-store displays, sampling and advertising. We have brought to market hundreds of new own brand products, many of which are innovative and exclusive to Staples. Our long-term goal is to grow own brand products to more than 30% of total product sales. Our sourcing office in Shenzhen, China supports our own brand strategy by driving high quality and lower costs and by bringing new products to market more quickly.

        We also offer an array of services, including high-speed, color and self-service copying, other printing services, faxing and pack and ship. The multi-billion dollar copy and print market is highly fragmented, and we believe we have a significant opportunity to gain share in this market. Over the past several years, we have upgraded the technology, signage, labor, training and quality processes in our retail copy and print centers. We are investing in new services, sales force, marketing, and pricing to drive greater customer awareness of our capabilities. Our copy and print business is highly profitable, and growth in this area contributes meaningfully to gross margin. We also offer copy and print services to our contract customers in North America, leveraging our contract sales force and delivery network.

        Technology services represent a significant growth opportunity. We provide a full range of installation, upgrade, and repair services, as well as data protection, privacy, and security services through our "EasyTech" offering. We currently offer EasyTech services in all of our North American stores, and we continue to drive rapid growth in this business by investing in training, labor, infrastructure and customer awareness.

        The following table shows our sales by each major product line as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Office supplies and services	49.0%	47.9%	47.3%
Business machines and related products	30.6%	31.8%	28.2%
Computers and related products	15.3%	15.0%	17.6%
Office furniture	5.1%	5.3%	6.9%

	100.0%	100.0%	100.0%

Supply Chain

        We operate two distinct networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 67 delivery fulfillment centers supports our North American Delivery operations. A key component of the integration of Corporate Express is the multi-year process of balancing or restructuring the combined fulfillment center network. Our integration plan is designed to increase supply chain productivity, improve customer service and save costs. We have enabled a number of warehouses in North America to fill orders from both Corporate Express customers and Staples customers.

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

        Our marketing message focuses on the communication of our brand promise: we bring easy to your office. The look and feel of our advertising vehicles reflect our "Easy" brand promise, and we are consistently communicating the brand across all channels and customer touch points, including our signage, television commercials, catalogs, web sites, circulars, direct marketing, and store uniforms. During the past two years we have transitioned to a global Staples brand, with a few exceptions such as Quill in the United States, Bernard in France and Pressel in Austria. This transition will strengthen Staples' brand, while reducing the costs associated with managing multiple brands.

        Our retail, catalog and Staples.com marketing efforts generally focus on small businesses and home offices. Our marketing strategies emphasize our strong brand and leverage all of our retail and delivery marketing vehicles to send a consistent message to our core customers. We also target our back-to-school, holiday, January back-to-business and tax-time selling seasons, and drive greater awareness and promote the trial of important growth initiatives such as copy and print services and Staples EasyTech. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors and to execute more effective direct marketing and customer loyalty programs to drive higher sales across all our channels.

Associates

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

        As of January 29, 2011, Staples employed 52,919 full-time and 36,100 part-time associates.

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

        Ethics—Ethics at Staples is part of our culture. Staples maintains ethical business practices by encouraging open and honest communication and fostering an environment where it's safe to speak up without fear of retaliation. Through our Code of Ethics and ongoing communications and training programs, we make it easy for associates around the world to understand what they need to know and do to make sound decisions in the best interests of our company and shareholders. These efforts help ensure that our associates build trusting relationships with customers and other stakeholders, thus strengthening and protecting Staples' brand reputation.

        Environment—Staples seeks to make it easy for our customers, suppliers and associates to make a difference. We are committed to offering a broad selection of environmentally responsible products, providing easy recycling solutions for customers and associates, investing in operational improvements such as energy conservation and green building practices, and working with our global suppliers to drive environmental improvements.

        To accelerate our commitment to supplier sustainability, in 2010 we challenged our key suppliers to join us in a "Race to the Top" strategy to drive innovation in product manufacturing, packaging and distribution. As part of this strategy, Staples has asked its key suppliers to compete not only in terms of product quality, cost and features, but in finding innovative solutions for packaging and product design and manufacturing that significantly reduce environmental impacts. In addition to the launch of the "Race to the Top" strategy, we continue to drive improvements in our other existing environmental initiatives. Some highlights of our 2010 performance in the U.S. include:

  •
  Recycling more than 61 million ink and toner cartridges and 10.4 million pounds of office electronics for our customers;

  •
  Committing to have 500 locations designated as ENERGY STAR qualified for energy efficiency by 2012, with more than 140 locations already designated;

  •
  Hosting 33 solar systems on the rooftops of stores and distribution centers nationally

        Diversity—Staples understands that diversity is good for business. We believe that by reflecting the face of our customers through our associates as well as the hundreds of suppliers and other businesses we work with everyday inspires us to think more creatively as a company. Therefore, we strive to offer an inclusive business environment that offers a diversity of people, thought, and experiences globally to our customers, associates and suppliers. Our diverse workforce and network of suppliers strengthens relationships with our customers, and gives us the flexibility to adapt to the ever changing marketplace.

        Community—Staples is committed making a difference in the communities where we operate by supporting charitable endeavors that focus on education and job skills for underserved populations. Through our private charitable foundation, Staples Foundation for Learning, as well as national charitable partnerships, cause marketing and monetary and in-kind donations, we help provide educational opportunities for all people, with a special emphasis on disadvantaged youth. Some of Staples Foundation for Learning's partners include Boys and Girls Clubs of America, Ashoka, Earth Force and the Initiative for a Competitive Inner City.

Competition

        We compete with a variety of retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply providers, including Office Depot, OfficeMax, and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com and other discount retailers. In addition, our retail stores and delivery operations both compete with numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years. Some of our current and potential competitors are larger than we are and have substantially greater financial resources.

        We believe we are able to compete favorably against other high-volume office supply providers, mass merchants and other retailers, dealers and distributors because of the following factors: our focus on the business and home office customer; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making it easy for customers to buy office products and services; a wide assortment of office supplies and services that are in-stock and easy to find; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

Trademarks, Patents, Copyrights and Domain Names

        We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button logo, "that was easy", Staples EasyTech, Quill.com, Corporate Express, and many other marks incorporating "Staples" or another primary mark, which in the aggregate we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

        We own and maintain a number of patents internationally on certain products, systems and designs. We also own copyrights for items such as packaging, training materials, promotional materials, in-store graphics and multi-media. In addition, we have registered and maintain numerous Internet domain names, including many that incorporate "Staples".

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, their respective ages and positions as of February 28, 2011 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers named below.

Kristin A. Campbell, age 49

  Ms. Campbell has served as Senior Vice President, General Counsel and Secretary since June 2007. Prior to that, she served as Senior Vice President and Deputy General Counsel since March 2002. She has held other roles within Staples since joining in December 1993.

Joseph G. Doody, age 58

  Mr. Doody has served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.

Christine T. Komola, age 43

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

John J. Mahoney, age 59

  Mr. Mahoney has served as Vice Chairman and Chief Financial Officer since January 2006. Prior to that, he served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer since October 1997, and as Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997.

Michael A. Miles, age 49

  Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples in September 2003, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.

Demos Parneros, age 48

  Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.

Ronald L. Sargent, age 55

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

Item 1A.    Risk Factors

         Global economic conditions could adversely affect our business and financial performance.

        Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, energy and commodities costs, healthcare costs, higher interest rates and taxes, a return to tighter credit markets, lower consumer confidence and other factors could result in a decline in business and consumer spending. Although there has been some improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

         Our market is highly competitive and we may not be able to continue to compete successfully.

        The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. Our retail stores and delivery operations also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers.

        We strive to differentiate ourselves from our competitors in part by executing our brand promise: we bring easy to your office. This involves providing our customers with solutions through a broad selection of products and services at competitive prices that meet customers' changing needs and purchasing habits. For example, technology has changed how people work and conduct business which impacts the types of office supplies being purchased. We offer, among other things, convenient store locations, helpful associates, and reliable and fast order delivery. Many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products. Some of our current and potential competitors are larger than we are or may have more experience in selling certain products or delivering services and may have substantially greater financial resources. If we fail to execute on our brand promise, offer the appropriate product mix at competitive prices or are otherwise unable to differentiate ourselves from our competitors, we may be unable to attract and retain customers.

         Our growth may strain our operations.

        Our business has grown dramatically over the years, and we expect our business to continue to grow organically and through strategic acquisitions. Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates have grown and changed, and we expect they will continue to grow and change over the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

         We may be unable to continue to enter new markets successfully.

        An important part of our business plan is to increase our presence in new markets, which could include adding delivery operations or stores in new geographic markets or selling new products and services. For example, we plan to open approximately 50 new stores in 2011. For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

        Our expansion strategy also includes providing new products and service offerings. We may have limited experience in these newer markets such as technology services and such offerings may present new and difficult challenges. In addition, customers may not be familiar with our brand, we may not carry the correct assortment of products, we may not be able to meet customer preferences at competitive prices or our competitors may have a larger, more established market presence. Even if we succeed in entering new markets, our sales or profit levels in newer activities may not be successful enough to recoup our investments in them and may reduce our overall profitability.

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

        Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school, holiday and back-to-business seasons. Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; severe weather; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

         If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

        We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014, $500 million 7.75% notes due in April 2011 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of January 29, 2011 was $2.56 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

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

        Our product offering includes Staples, Quill and other proprietary branded products, which represented approximately 24% of our sales in fiscal 2010. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded product offerings also exposes us to risk that third parties will assert infringement claims against us with respect to such products. The more proprietary brand product offerings we sell, the more this risk increases. In addition, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

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

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Staples associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

         Various legal proceedings, third party claims, investigations or audits may adversely affect our business and financial performance.

        We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not. In addition, companies have increasingly been subject to employment related class action litigation, and we have experienced an increase in "wage and hour" class action lawsuits. We expect that these trends will continue to affect us.

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

        We are subject to federal, state and local regulations. Over the last couple of years in the U.S. there have been a number of new legislative and regulatory initiatives and reforms, which have resulted in new legislation. We may experience an increase in costs in complying with such new legislation. Changes affecting our workforce such as raising the local minimum wage, healthcare mandates, environmental regulations, and other wage or workplace regulations could increase our costs. In addition, proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various jurisdictions in which we operate as described in more detail above.

 Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        As of January 29, 2011, we operated a total of 2,281 superstores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Belgium, Finland, Germany, The Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 125 distribution and fulfillment centers in 29 states in the United States, 7 provinces in Canada, and in Austria, Belgium, Denmark, Finland, Germany, Ireland, Italy, The Netherlands, Norway, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia. The following table sets forth the locations of our facilities as of January 29, 2011.

RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores
United States
Alabama	12
Arizona	43
Arkansas	8
California	218
Colorado	21
Connecticut	39
Delaware	7
District of Columbia	2
Florida	102
Georgia	40
Idaho	8
Illinois	56
Indiana	30
Iowa	16
Kansas	4
Kentucky	17
Louisiana	1
Maine	13
Maryland	44
Massachusetts	77
Michigan	42
Minnesota	7
Mississippi	2
Missouri	11
Montana	8
Nebraska	5
Nevada	6
New Hampshire	23
New Jersey	89
New Mexico	10
New York	142
North Carolina	50
North Dakota	2
Ohio	62
Oklahoma	17
Oregon	21
Pennsylvania	94
Rhode Island	10
South Carolina	21
South Dakota	1
Tennessee	21
Texas	58
Utah	14
Vermont	7
Virginia	43
Washington	30
West Virginia	6
Wisconsin	11
Wyoming	4

Total United States	1,575

Canada
Alberta	37
British Columbia	42
Manitoba	10
New Brunswick	10
Newfoundland	4
Nova Scotia	13
Northwest Territories	1
Ontario	126
Prince Edward Island	2
Quebec	70
Saskatchewan	9
Yukon	1

Total Canada	325
Belgium	6
Finland	7
Germany	59
The Netherlands	47
Norway	21
Portugal	35
Sweden	18
United Kingdom	139
China	28
Argentina	2
Australia	19

 DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers
United States
Arizona	2
Arkansas	1
California	7
Colorado	2
Connecticut	2
Delaware	1
Florida	2
Georgia	3
Idaho	1
Illinois	3
Indiana	1
Iowa	1
Kansas	1
Maryland	2
Massachusetts	2
Michigan	1
Minnesota	2
New Jersey	2
New York	2
North Carolina	2
Ohio	1
Oregon	3
Pennsylvania	2
South Carolina	1
Tennessee	1
Texas	6
Virginia	1
Washington	1
Wisconsin	2

Total United States	58
Canada
Alberta	3
British Columbia	2
Manitoba	1
New Foundland	1
Nova Scotia	2
Ontario	2
Quebec	2

Total Canada	13

Austria	1
Belgium	2
Denmark	2
Finland	1
Germany	2
Ireland	2
Italy	1
The Netherlands	1
Norway	3
Portugal	1
Spain	1
Sweden	1
United Kingdom	4
China	4
Argentina	3
Brazil	1
Australia	24

        Most of the existing facilities, including those acquired in connection with our acquisition of Corporate Express, are leased by us with initial lease terms expiring between 2011 and 2025. In most instances, we have renewal options at increased rents. Leases for 163 of the existing stores provide for contingent rent based upon sales.

        We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.

Item 3. Legal Proceedings

        From time to time, we may be subject to routine litigation incidental to our business.

Item 4. Removed and Reserved

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

	High	Low
Fiscal Year Ended January 29, 2011
First Quarter	$26.00	$22.00
Second Quarter	23.97	18.82
Third Quarter	21.25	17.45
Fourth Quarter	23.75	19.96
Fiscal Year Ended January 30, 2010
First Quarter	$22.20	$14.35
Second Quarter	21.95	18.72
Third Quarter	23.55	20.88
Fourth Quarter	26.00	21.43

Cash Dividend

        Since 2004, we have returned cash to our stockholders through a cash dividend. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share on an annualized basis. We paid quarterly dividends of $0.0825 per share on April 10, 2009, July 10, 2009, October 15, 2009 and January 14, 2010, resulting in a total dividend payment for 2009 of $236.9 million or $0.33 per share on an annualized basis.

        Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends for 2011 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Performance Graph

        The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2006 through 2010 fiscal years, assuming the investment of $100.00 on January 28, 2006 with dividends being reinvested.

TOTAL RETURN TO STOCKHOLDERS

	28-Jan-06	3-Feb-07	2-Feb-08	31-Jan-09	30-Jan-10	29-Jan-11
Staples, Inc.	$100.00	$112.85	$103.24	$69.76	$104.28	$100.89
S&P 500 Index	$100.00	$114.51	$111.87	$68.66	$91.41	$111.69
S&P Retail Index	$100.00	$113.80	$98.81	$62.47	$100.53	$128.28

Issuer Purchases of Equity Securities

        The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2010 :

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 31, 2010—November 27, 2010	1,060,000	$20.69	1,060,000	$728,060,000
November 28, 2010—January 1, 2011	2,334,735	22.55	2,270,000	676,874,000
January 2, 2011—January 29, 2011	1,654,756	23.17	1,574,295	640,394,000

Total for fourth quarter of 2011	5,049,491	$22.35	4,904,295	$640,394,000

(1)
Includes a total of 145,196 shares of our common stock withheld during the fourth quarter of our 2010 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)
Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)
On June 7, 2010, we announced that we were resuming the share repurchase program approved by the Board of Directors in June 2007. Under the repurchase program the Board of Directors authorized the repurchase of up to $1.5 billion shares of common stock. The share repurchase program has no expiration date and may be suspended or discontinued at any time.

Other Information

        For information regarding securities authorized for issuance under our equity compensation plans, please see Note J in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

        At February 28, 2011, we had 5,425 holders of record of our common stock.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

1.     Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 29, 2011, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 29, 2011, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

    Our management assessed the effectiveness of Staples' internal controls over financial reporting as of January 29, 2011. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of January 29, 2011, the Company has maintained effective internal control over financial reporting based on those criteria.

    The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of January 29, 2011 as stated in its reports which are included herein.

  (b)   Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

    The Board of Directors and Shareholders of
    Staples, Inc.

            We have audited Staples, Inc.'s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

            In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2011 of Staples, Inc. and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

    Boston, Massachusetts
    March 2, 2011

  (c)   Changes in Internal Control Over Financial Reporting

        No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

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

  (a)
  Index to Consolidated Financial Statements.

1.
Financial Statements.    The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:

•
Consolidated Balance Sheets—January 29, 2011 and January 30, 2010.

•
Consolidated Statements of Income—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

•
Consolidated Statements of Stockholders' Equity—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

•
Consolidated Statements of Cash Flows—Fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

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

 Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT Ronald L. Sargent, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RONALD L. SARGENT Ronald L. Sargent	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ BASIL L. ANDERSON Basil L. Anderson	Director	March 1, 2011
/s/ ARTHUR M. BLANK Arthur M. Blank	Director	March 1, 2011
/s/ MARY ELIZABETH BURTON Mary Elizabeth Burton	Director	March 1, 2011
/s/ JUSTIN KING Justin King	Director	March 1, 2011
/s/ CAROL MEYROWITZ Carol Meyrowitz	Director	March 1, 2011
/s/ ROWLAND T. MORIARTY Rowland T. Moriarty	Director	March 1, 2011
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director	March 1, 2011
/s/ ELIZABETH A. SMITH Elizabeth A. Smith	Director	March 1, 2011

Signature	Capacity	Date

/s/ ROBERT E. SULENTIC Robert E. Sulentic	Director	March 1, 2011
/s/ VIJAY VISHWANATH Vijay Vishwanath	Director	March 1, 2011
/s/ PAUL F. WALSH Paul F. Walsh	Director	March 1, 2011
/s/ JOHN J. MAHONEY John J. Mahoney	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ CHRISTINE T. KOMOLA Christine T. Komola	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2011

 APPENDIX A

STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 29, 2011(1) (52 weeks)	January 30, 2010(2) (52 weeks)	January 31, 2009(3) (52 weeks)	February 2, 2008(4) (52 weeks)	February 3, 2007(5) (53 weeks)
Statement of Income Data:
Sales	$24,545,113	$24,275,451	$23,083,775	$19,372,682	$18,160,789
Gross profit	6,606,155	6,473,903	6,246,936	5,550,671	5,194,001
Net income attributed to Staples, Inc.	881,948	738,671	805,264	995,670	973,677
Basic earnings per common share	1.23	1.04	1.15	1.41	1.35
Diluted earnings per common share	1.21	1.02	1.13	1.38	1.32
Dividends	$0.36	$0.33	$0.33	$0.29	$0.22
Statistical Data:
Stores open at end of period	2,281	2,243	2,218	2,038	1,884
Balance Sheet Data:
Working capital	$2,174,574	$2,392,448	$951,704	$1,945,484	$1,642,980
Total assets	13,911,667	13,717,334	13,073,055	9,036,344	8,397,265
Total long-term debt, less current portion	2,014,407	2,500,329	1,968,928	342,169	316,465
Noncontrolling interest	7,471	83,054	58,224	10,227	9,109
Stockholders' equity	$6,951,181	$6,854,940	$5,622,431	$5,728,234	$5,030,774

The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

(1)
Results of operations for this period reflect $57.8 million ($36.8 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express N.V. ("Corporate Express").

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

A-1

 APPENDIX B

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

        Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011, fiscal year 2009 ("2009") consisted of the 52 weeks ended January 30, 2010, and fiscal year 2008 ("2008") consisted of the 52 weeks ended January 31, 2009.

Results of Operations

        We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance. Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and as adjusted for certain items as noted in the reconciliation tables below. Management uses adjusted net income, among other metrics, to measure operating performance. We have added this information because we believe it helps in understanding the results of our operations on a comparative basis. This adjusted information supplements and is not intended to replace performance measures required by U.S. GAAP.

Overview

        Major contributors to our 2010 results, as compared to the results for 2009, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

  •
  On a consolidated basis, we generated $24.5 billion in sales, with sales growth of 1.1% compared to 2009;

  •
  Our annual income tax rate returned to 34.5% in the fourth quarter of 2010 as a result of the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010;

  •
  North American Delivery sales increased 2.2%, and the business unit income rate increased to 8.5% from 8.2%;

  •
  North American Retail sales increased 1.8%, comparable store sales decreased 1% and the business unit income rate decreased to 8.1% from 8.3%; and

  •
  International Operations sales decreased 2.0%, while the business unit income rate increased to 3.2% from 2.3%.

        We continue to invest in strategic growth initiatives to drive our long term success, including technology products and services, copy and print services, and facility and breakroom supplies, while maintaining our focus on customer service and expense control. Our results for 2010 reflect our investments in these initiatives as well as the negative impact of inclement weather and the resulting promotional activities, primarily in North America, late in the fourth quarter.

Outlook

        Our expectations for 2011 assume a modest improvement in the economy that will encourage existing customers to increase spending on office products and services, reversing the declining trend experienced throughout the recession. In addition, we are continuing to invest in technology and service initiatives and expanding into new and adjacent product categories to meet additional customer needs. These sales initiatives will be combined with our ongoing investment in improving profitability in all of our businesses.

        For the first quarter of 2011, we expect sales to increase in the low single-digits compared to the same period of 2010 and we expect to achieve diluted earnings per share on a U.S. GAAP basis in the range of $0.30 to $0.32. For the full year 2011, we expect sales to increase in the low to mid single-digits compared to 2010 and we expect to achieve diluted earnings per share on a U.S. GAAP basis in the range of $1.50 to $1.60. Our guidance for full year 2011 includes $0.05 to $0.06 per share of earnings benefit, primarily from a lower share count as a result of our share buyback program and lower interest expense as a result of the repayment of our April 2011 Notes.

        As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to publicly update any of the forward looking statements above.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Consolidated Performance:

2010 Compared with 2009

        Net income attributed to Staples, Inc. for 2010 was $881.9 million or $1.21 per diluted share compared to $738.7 million or $1.02 per diluted share for 2009. Our results for 2010 include integration and restructuring costs and our results for 2009 include integration and restructuring costs and a settlement for wage and hour class action lawsuits. A reconciliation of net income adjusted to remove these items, net of taxes, is shown below (amounts in thousands, except per share data):

	2010		2009
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$881,948	$1.21	$738,671	$1.02
Adjustments, net of taxes:(1)
Integration and restructuring costs(2)	36,780	0.06	55,180	0.08
Retail wage and hour settlement(3)	—	—	27,510	0.04

Adjusted net income	$918,728	$1.27	$821,361	$1.14

(1)
The tax effect of all adjustments is based on the effective tax rate in effect for the period the expenses were incurred.

(2)
See Note C to the Notes to the Consolidated Financial Statements.

(3)
See Note H to the Notes to the Consolidated Financial Statements.

        Sales:    Sales for 2010 were $24.5 billion, an increase of 1.1% from 2009. Our sales growth for 2010 reflects the positive impact of foreign exchange rates of $222.1 million, growth in our North American Delivery business and, to a lesser extent, non-comparable store sales for stores opened in the last twelve months, partially offset by negative comparable store sales in North America and Europe, in part related to the impact of the inclement weather and resulting promotional activities late in the fourth quarter.

        Gross Profit:    Gross profit as a percentage of sales was 26.9% for 2010 compared to 26.7% for 2009. The increase in gross profit rate for 2010 was primarily driven by improvements in product margin and, to a lesser extent, supply chain efficiencies.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses were 20.0% of sales for 2010 compared to 20.2% for 2009. This decrease reflects the settlement of several retail wage and hour class action lawsuits in 2009, reduced stock-based compensation and lower retirement plan expenses, mostly offset by investments in growth initiatives, primarily labor.

        Integration and Restructuring Costs:    Integration and restructuring costs were $57.8 million for 2010 compared to $84.2 million for 2009. Integration and restructuring costs for 2010 included $37.6 million of consulting and other costs, $10.0 million for severance and retention, and $10.2 million for facility closures and other asset write-downs. Integration and restructuring costs for 2009 included $46.1 million of consulting and other costs, $30.5 million for severance and retention, and $7.6 million for facility closures and other asset write-downs.

        Amortization of Intangibles:    Amortization of intangibles was $61.7 million for 2010 compared to $100.1 million for 2009. Amortization expense reflects the amortization of certain tradenames, customer relationships and non-competition agreements. Amortization expense relating to intangibles resulting from our acquisition of Corporate Express N.V. ("Corporate Express") was $50.1 million for 2010 compared to $69.1 million for 2009.

        Interest Income:    Interest income increased to $7.7 million for 2010 compared to $6.1 million for 2009. This increase was due to an increase in our average cash balance, partially offset by a reduction in interest rates.

        Interest Expense:    Interest expense decreased to $214.8 million for 2010 compared to $237.0 million for 2009. This decrease was primarily due to expenses recognized in 2009 related to fees associated with borrowings used to fund the

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

acquisition of Corporate Express as well as the positive impact of our interest rate swap agreements. These positive changes partially offset the inclusion of interest on our April 2011 Notes, as defined below. Excluding the impact of our interest rate swap agreements, interest expense would have been $240.1 million for 2010 compared to $245.2 million for 2009.

        Other (Expense) Income:    Other expense was $(9.8) million for 2010. Other income was $4.5 million for 2009. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

        Income Taxes:    Our effective tax rate was 34.5% for 2010 and 2009. In the fourth quarter of fiscal 2010 The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 was enacted, extending certain provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings. Prior to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, we had anticipated that our tax rate for fiscal 2010 would have been 37.5%.

        A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income was as follows:

	2010	2009
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	3.3	2.9
Effect of foreign taxes	(5.5)	(3.4)
Tax credits	(0.4)	(0.7)
Other	2.1	0.7

Effective tax rate	34.5%	34.5%

        The effective tax rate in any year is impacted by the geographic mix of earnings. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $761.3 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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
Adjustments, net of taxes:(1)
Integration and restructuring costs(2)	55,180	0.08	113,658	0.16
Retail wage and hour settlement(3)	27,510	0.04	—	—

Adjusted net income	$821,361	$1.14	$918,922	$1.29

(1)
The tax effect of all adjustments is based on our effective tax rate of 34.5%.

(2)
See Note C to the Notes to the Consolidated Financial Statements.

(3)
See Note H to the Notes to the Consolidated Financial Statements.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        Sales:    Sales for 2009 were $24.3 billion, an increase of 5.2% from 2008. Our sales growth for 2009 is mainly attributed to non-comparable sales from our acquisition of Corporate Express. This sales growth was partially offset by lower sales to existing customers in our delivery businesses and, to a much lesser extent, a decrease in comparable store sales in our retail businesses on lower average order size and the negative impact of foreign exchange rates of $80.4 million.

        Gross Profit:    Gross profit as a percentage of sales was 26.7% for 2009 compared to 27.1% for 2008. The decrease in gross profit rate for 2009 primarily reflects the inclusion of the full year results of Corporate Express, whose gross profit rate was lower than our pre-existing businesses and, to a lesser extent, an unfavorable product mix as customers purchased fewer discretionary products with higher margins, partially offset by increased buying synergies.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses as a percentage of sales for 2009 were 20.2% compared to 20.1% for 2008. This increase was primarily driven by an increase in incentive compensation and, to a lesser extent, the settlement of several retail wage and hour class action lawsuits. This increase was partially offset by the inclusion of the full year results of Corporate Express, whose selling, general and administrative expense rate was lower than our pre-existing businesses and, to a lesser extent, reduced marketing expense.

        Integration and Restructuring Costs:    Integration and restructuring costs were $84.2 million for 2009 and $173.5 million for 2008. Integration and restructuring costs for 2009 included $46.1 million of consulting and other costs, $30.5 million for severance and retention, and $7.6 million for facility closures and other asset write-downs. Integration and restructuring costs for 2008 include $123.8 million related to the write-down of indefinite lived intangible tradenames associated with our European catalog business. The tradename write-down was the result of our decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, the legacy brands used in our European catalog business. Integration and restructuring costs for 2008 also include $26.3 million related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition and $23.4 million of consulting and other costs.

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

        Interest Income:    Interest income decreased to $6.1 million for 2009 from $28.5 million for 2008. This decrease was the result of a reduction in interest rates and our average cash balance, resulting from the use of cash to acquire Corporate Express.

        Interest Expense:    Interest expense increased to $237.0 million for 2009 from $149.8 million for 2008. This increase was primarily due to borrowings under our January 2014 Notes, and our April 2011 Notes which was partially offset by decreases in interest expense associated with our Commercial Paper Program, our Prior Revolving Credit Facility and our 2008 Agreement (each as defined below) relating to our acquisition of Corporate Express. We use interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations and a portion of our variable rate obligations into fixed rate obligations. Excluding the impact of our interest rate swap agreements, interest expense would have been $245.2 million for 2009 compared to $152.1 million for 2008.

        Other (Expense) Income:    Other income was $4.5 million for 2009 compared to other expense of $7.6 million for 2008. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

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

Segment Performance

        We have three reportable segments: North American Delivery, North American Retail and International Operations. Our North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers and businesses, and includes Staples Advantage, Staples.com and Quill.com. Our North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. Our International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers in 24 countries in Europe, Australia, South America and Asia. Additional geographic information about our sales is provided in Note N in the Notes to the Consolidated Financial Statements.

        The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years. Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, net, non-recurring items and the impact of changes in accounting principles (see reconciliation of total segment income to consolidated income before income taxes in Note N in the Notes to the Consolidated Financial Statements):

	(Amounts in thousands)
				2010 Increase (Decrease) From Prior Year	2009 Increase (Decrease) From Prior Year
Sales:	2010	2009	2008
North American Delivery	$9,849,218	$9,640,390	$8,929,924	2.2%	8.0%
North American Retail	9,529,757	9,364,190	9,489,510	1.8%	(1.3)%
International Operations	5,166,138	5,270,871	4,664,341	(2.0)%	13.0%

Total segment sales	$24,545,113	$24,275,451	$23,083,775	1.1%	5.2%

	(Amounts in thousands)
				2010 % of Sales	2009 % of Sales	2008 % of Sales
Business Unit Income:	2010	2009	2008
North American Delivery	$841,429	$786,723	$802,523	8.5%	8.2%	9.0%
North American Retail	770,122	774,529	769,695	8.1%	8.3%	8.1%
International Operations	166,606	122,028	153,886	3.2%	2.3%	3.3%

Business unit income	$1,778,157	$1,683,280	$1,726,104	7.2%	6.9%	7.5%
Stock-based compensation	(146,879)	(174,691)	(180,652)	(0.6)%	(0.7)%	(0.8)%

Total segment income	$1,631,278	$1,508,589	$1,545,452	6.6%	6.2%	6.7%

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Store Activity		Stores Open at Beginning of Period	Stores Acquired	Stores Opened	Stores Closed	Stores Open at End of Period
2010	North American Retail	1,871	—	41	12	1,900
2010	International Operations	372	9	12	12	381

2010	Total	2,243	9	53	24	2,281

2009	North American Retail	1,835	—	48	12	1,871
2009	International Operations	383	—	8	19	372

2009	Total	2,218	—	56	31	2,243

North American Delivery

2010 Compared with 2009

        Sales increased 2.2% for 2010 compared to 2009. This increase was driven by our customer acquisition and retention efforts. This was most notable in our Contract businesses, which experienced growth primarily in our promotional products and printing businesses. To a lesser extent, our sales growth was positively impacted by foreign exchange rates of $65.0 million. These increases were partially offset by lower sales to existing customers.

        Business unit income as a percentage of sales increased to 8.5% for 2010 from 8.2% for 2009, primarily driven by a strong performance in our Contract business. For total North American Delivery, the increase in business unit income as a percentage of sales was driven primarily by improved product margins and, to a lesser extent, reduced amortization expense, partially offset by investments in marketing and pricing to support growth initiatives.

2009 Compared with 2008

        Sales increased 8.0% for 2009 compared to 2008. This increase was the result of non-comparable sales from our acquisition of Corporate Express and, to a much lesser extent, the impact of our customer acquisition and retention efforts, which was partially offset by lower sales to existing customers.

        Business unit income as a percentage of sales decreased to 8.2% for 2009 from 9.0% for 2008. This decrease was primarily due to the inclusion of the full year results of Corporate Express, whose business unit income rate was lower than our pre-existing business. The decrease also reflects an unfavorable product mix as customers purchased fewer discretionary products with higher margins and, to a lesser extent, increased incentive compensation. These items were partially offset by buying synergies and, to a lesser extent, reduced marketing expense and improvements in supply chain productivity.

North American Retail

2010 Compared with 2009

        Sales increased 1.8% for 2010 compared to 2009. This increase was driven by the positive impact of foreign exchange rates of $175.9 million and, to a lesser extent, non-comparable sales for stores opened in the past twelve months, offset by a 1% decrease in comparable store sales reflecting lower average order size and promotional activities conducted to offset the impact of inclement weather late in the fourth quarter. Our comparable store sales decrease for 2010 reflects a decline in durable products, driven by computer accessories and business machines, partially offset by a slight increase in consumables. The slight increase in consumables reflects positive performance in our service offerings.

        Business unit income as a percentage of sales decreased to 8.1% for 2010 from 8.3% for 2009. The slight decrease in business unit income as a percentage of sales for 2010 primarily reflects investments in labor and deleverage of fixed overhead costs. This was partially offset by lower depreciation and marketing expenses.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2009 Compared with 2008

        Sales decreased 1.3% for 2009 compared to 2008. This decrease was primarily driven by a 2% decrease in comparable store sales, reflecting lower average order size. The decrease also reflects the negative impact of foreign exchange rates of $60.3 million, partially offset by slightly positive customer traffic and non-comparable sales for new stores opened in the past twelve months. Our comparable store sales decrease for 2009 reflects a significant decline in durable products, partially offset by a slight increase in consumables. The decline in durables was driven by business machines and furniture partially offset by positive performance in computers. The slight increase in consumables reflects positive performance in ink and toner and technology services substantially offset by core office supplies.

        Business unit income as a percentage of sales increased to 8.3% for 2009 from 8.1% for 2008. This slight increase primarily reflects expense improvements in marketing and, to a lesser extent, supply chain improvements and our focus on expense control, partially offset by an increase in incentive compensation and, to a lesser extent, deleverage in fixed occupancy costs.

International Operations

2010 Compared with 2009

        Sales decreased 2.0% for 2010 compared to 2009. This decrease was driven by a 6% decrease in comparable store sales in Europe and, to a lesser extent, lower sales in our European Printing Systems business and the negative impact of foreign exchange rates of $18.7 million, partially offset by sales growth in our European delivery and South American businesses.

        Business unit income as a percentage of sales increased to 3.2% from 2.3% in 2009. The increase for 2010 reflects improvement in supply chain costs in our European delivery businesses, reduced amortization expense, reduced retirement expenses and the release of a foreign capital duty reserve, due to the lapse in the statute of limitations. These increases were partially offset by deleverage in rent and labor costs in our European retail businesses.

2009 Compared with 2008

        Sales increased 13.0% for 2009 compared to 2008. This increase was the result of non-comparable sales from our acquisition of Corporate Express partially offset by lower sales in our Europe delivery businesses and in China and, to a lesser extent, a 9% decrease in comparable store sales in Europe and the negative impact of foreign exchange rates of $24.0 million.

        Business unit income as a percentage of sales decreased to 2.3% for 2009 from 3.3% for 2008. This decrease reflects deleverage of fixed expenses on lower sales volume in our pre-existing businesses, increased losses in China, and losses in our European Printing Systems business. These decreases were slightly offset by buying synergies as well as the inclusion of Corporate Express whose business unit income was higher than our pre-existing businesses and, to a lesser extent, improvements in marketing expense.

Stock-Based Compensation

2010 Compared with 2009

        Stock-based compensation decreased to $146.9 million for 2010 from $174.7 million for 2009. Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards. The decrease in the expense for 2010 primarily relates to changes in our equity compensation structure, including the elimination of certain retirement acceleration clauses in our restricted share awards, as well as the proceeds received from the settlement of stock option derivative litigation.

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

Critical Accounting Policies and Significant Estimates

        Our financial statements have been prepared in accordance with U.S. GAAP and are based on the application of significant accounting policies (see Note A in the Notes to the Consolidated Financial Statements). Preparation of these statements requires management to make significant judgments and estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

        Impairment of Goodwill and Indefinite Lived Intangible Assets:    We review goodwill and other intangible assets that have indefinite lives for impairment annually and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We determine fair value using discounted cash flow analysis, which requires us to make certain assumptions and estimates regarding industry economic factors and future profitability of acquired businesses. It is our policy to allocate goodwill and conduct impairment testing at a business unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. The key assumptions used in the discounted cash flow approach include:

  •
  The reporting unit's four year projections of financial results, except certain emerging markets which is ten years, which were based on our long-range plans at constant foreign exchange rates. The ten year projections are based on management's expectations of the development time for emerging markets. Sales growth and operating profit rates represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions.

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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        Based on our calculations this year, the fair value of all reporting units exceeded their respective carrying values. The underlying assumptions used in the fair value calculations, as discussed above, represent our best estimate. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge. Although we closely monitor our emerging markets, we do not believe an impairment is reasonably possible at this time.

        Pension Benefits:    Our pension costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to expected long-term rates of return on plan assets, discount rates and inflation. In estimating the expected return on plan assets, we take into account the historical performance for the major asset classes held, or anticipated to be held, by the applicable pension funds and current forecasts of future rates of return for those asset classes. We base the discount rate on the interest rate on high quality (AA rated) corporate bonds that have a maturity approximating the term of the related obligations. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.

        Our major assumptions are described in Note K to the Notes to the Consolidated Financial Statements.

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

        We record deferred income tax assets for timing differences related to tax payments. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

New Accounting Pronouncements

        In June 2009, a pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 860). This pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement as of January 31, 2010. This pronouncement did not have any impact on our consolidated financial condition, results of operations or cash flows.

        In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009. We adopted this pronouncement as of January 31, 2010. This pronouncement did not have any impact on our consolidated financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

        In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We will adopt this pronouncement as of January 30, 2011. We do not expect the implementation of this pronouncement will have a material impact on our consolidated financial condition, results of operations or cash flows.

        In January 2010, a pronouncement was issued to improve the disclosures about fair value measurements as required under ASC Topic 820 (Accounting Standards Updated ("ASU") No. 2010-06). This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this pronouncement as of May 1, 2010. As this pronouncement relates to disclosure only, the adoption did not impact our consolidated financial condition, results of operations or cash flows.

        In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. We will adopt this pronouncement as of January 30, 2011. We are currently evaluating the potential impact, if any, the adoption of this pronouncement will have on our consolidated financial condition, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

2010 Compared to 2009

        Cash provided by operations was $1.45 billion for 2010 compared to $2.08 billion for 2009. The decrease in operating cash flow from 2009 to 2010 is primarily due to changes in working capital, offset by an increase in net income adjusted for non-cash expenses. The most significant changes in working capital relate to income taxes and inventory, where we derived material benefits in 2009 as a result of the acquisition of Corporate Express, which did not recur in 2010.

        Cash used in investing activities was $472.0 million for 2010 compared to $313.2 million for 2009. The increase from 2009 to 2010 is primarily due to an increase in capital expenditures in 2010, driven by investments in facility and systems integration activities and the acquisition of Oy Lindell Ab ("Lindell"), an office products distributor based in Finland for 31 million Euros (approximately $39 million based on foreign exchange rates on the acquisition date).

        Cash used in financing activities was $938.4 million for 2010 compared to $1.04 billion for 2009. The change in cash from financing activities from 2009 to 2010 is due to the 2009 repayments and refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition, offset by the 2010 purchase of additional shares of Corporate Express Australia Limited ("Corporate Express Australia") and the resumption of our share repurchase program during 2010. During 2010, we repurchased 18.0 million shares for $367.4 million under our share repurchase program. During 2009, our financing activities primarily consisted of repayments made on our Commercial Paper Program and the termination of our 2008 Agreement offset by the proceeds from the April 2011 Notes (each as defined below).

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

2009 Compared with 2008

        Cash provided by operations was $2.08 billion for 2009 compared to $1.69 billion for 2008. The increase in operating cash flow from 2008 to 2009 is primarily due to improvements in working capital, including reductions in income tax payments resulting from the use of net operating losses associated with the Corporate Express acquisition, partially offset by a reduction in net income adjusted for non-cash expenses.

        Cash used in investing activities was $313.2 million for 2009 compared to $4.73 billion for 2008. The decrease from 2008 to 2009 is primarily due to the July 2008 acquisition of Corporate Express for 2.8 billion Euros (approximately $4.4 billion, net of cash acquired).

        Cash used in financing activities was $1.04 billion for 2009 compared to cash provided by financing activities of $2.51 billion for 2008. The change in cash from financing activities from 2008 to 2009 is primarily related to the repayment or refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition. In 2009, our financing activities primarily consisted of repayments made on our Commercial Paper Program and the termination of our 2008 Agreement offset by the proceeds from the April 2011 Notes (each as defined below). In 2008, our financing cash flows primarily consisted of the proceeds from the financing of our acquisition of Corporate Express.

Sources of Liquidity

        We utilize cash generated from operations, short-term investments and our November 2014 Revolving Credit Facility (as defined below) to cover seasonal fluctuations in cash flows and to support our various growth initiatives. At January 29, 2011, we had $2.67 billion in total cash and funds available through credit agreements, which consisted of $1.21 billion of available credit and $1.46 billion of cash and cash equivalents.

        A summary, as of January 29, 2011, of balances available under our credit agreements and contractual obligations is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations(1)(2)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
April 2011 Notes	$—	$500,000	$500,000	$—	$—	$—
October 2012 Notes	—	325,000	—	325,000	—	—
January 2014 Notes	—	1,500,000	—	1,500,000	—	—
November 2014 Revolving Credit Facility	1,000,000	—	—	—	—	—
Lines of credit	205,179	218,689	83,014	135,675	—	—
Other notes and capital leases	—	13,701	4,342	5,835	2,325	1,199

Total	$1,205,179	$2,557,390	$587,356	$1,966,510	$2,325	$1,199
Interest expense	—	$238,750	$92,500	$146,250	$—	$—
Operating leases	—	$4,977,519	$886,495	$1,498,583	$1,092,652	$1,499,789
Purchase obligations(3)	—	$539,695	$364,719	$42,692	$24,994	$107,290

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

(2)
As of January 29, 2011, we had gross unrecognized tax benefits of $254.2 million, all of which, if recorded, would impact our tax rate and an additional $30.1 million for gross accrued interest and penalties (see Note I in the Notes to the Consolidated Financial Statements). At this time, we are unable to make a reasonably estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

(3)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty, but that requires advance notice for termination are, valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

        April 2011 Notes:    On March 27, 2009, we issued $500 million aggregate principal amount of notes (the "April 2011 Notes") due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009. From the sale of the April 2011 Notes, we received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million. Our obligations under the April 2011 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the "Guarantor Subsidiaries").

        October 2012 Notes:    On September 30, 2002, we issued $325 million principal amount of notes due October 1, 2012 (the "October 2012 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. We entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations (see Note F in the Notes to the Consolidated Financial Statements). Our obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        January 2014 Notes:    On January 15, 2009, we issued $1.5 billion aggregate principal amount of notes (the "January 2014 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, we received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. We have entered into an interest rate swap agreement to turn $750 million of the January 2014 Notes into variable rate obligations (see Note F in the Notes to the Consolidated Financial Statements). Our obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        Revolving Credit Facility:    On November 4, 2010, we entered into a new credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The November 2014 Revolving Credit Facility replaced the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006, as amended, which provided for a maximum borrowing of $750.0 million and was due to expire in October 2011 (the "Prior Revolving Credit Facility"). As of January 29, 2011, no borrowings were outstanding under the November 2014 Revolving Credit Agreement, resulting in $1.0 billion of availability under this agreement.

        The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon the request of the Company and the agreement of the lenders participating in the increase. Borrowings made pursuant to the November 2014 Revolving Credit Facility may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Borrowings made pursuant to the November 2014 Revolving Credit Facility will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on our credit rating and fixed charge coverage ratio. Under the November 2014 Revolving Credit Facility, we agree to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on our credit rating and fixed charge coverage ratio. Amounts borrowed under the November 2014 Revolving Credit Facility may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.

        The November 2014 Revolving Credit Facility is unsecured and ranks pari passu with our public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2014 Revolving Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio. The borrowings under the November 2014 Revolving Credit Facility are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        Commercial Paper Program:    We have a commercial paper program ("Commercial Paper Program") which is not currently being used, but allows us to issue up to $1 billion of unsecured commercial paper notes ("Notes") from time to

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

time. The November 2014 Revolving Credit Facility currently serves as a backstop to the Commercial Paper Program. The proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries. The Commercial Paper Program contains customary events of default with corresponding grace periods. As of January 29, 2011, no Notes were outstanding under our Commercial Paper Program.

        2008 Agreement:    On May 26, 2009, we terminated our $3.0 billion credit agreement, which we entered into on April 1, 2008 (the "2008 Agreement") and provided financing solely (1) for our acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) backstopped our Commercial Paper Program. Amounts borrowed under the 2008 Agreement could be borrowed, repaid and reborrowed from time to time. Originally, the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

        May 2009 Securitization Program:    On December 31, 2010, we terminated our May 2009 $300.0 million accounts receivable securitization program (the "May 2009 Securitization Program"), which we entered into with several of our wholly owned subsidiaries and certain financial institutions. Under the terms of the May 2009 Securitization Program, the subsidiaries agreed to sell substantially all the customer receivables of our North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. We retained servicing responsibility. The special purpose entity then transferred an interest in the receivables to the financial institutions. Borrowings outstanding under the May 2009 Securitization Program were included as a component of current liabilities in the consolidated balance sheet, while the accounts receivable securing these obligations were included as a component of net receivables in the consolidated balance sheet.

        Australian Credit Facilities:    Corporate Express Australia and its subsidiaries are parties to credit facilities under which approximately $135.7 million was outstanding at January 29, 2011.

        Other Lines of Credit:    We had $142.9 million available under other various lines of credit, which had an outstanding balance of $83.0 million at January 29, 2011, with $0.3 million letters of credit issued under our Canadian facilities.

        There were no instances of default during 2010 under any of our debt agreements.

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

        We currently plan to spend approximately $500.0 million on capital expenditures during 2011. This projection represents an increase of approximately 22% from our 2010 capital expenditures, reflecting an increase in facility and system integration activities, and an increase in the number and magnitude of remodel activities planned in 2011. We expect to open approximately 50 new stores in North America, Europe and Asia during 2011. We expect the source of funds for these expenditures to come from operating cash flows.

        While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years. We do not expect to rely on acquisitions to achieve our targeted growth plans. We consider many types of acquisitions for their strategic and other benefits, such as our acquisition of Corporate Express. In the past, excluding the Corporate Express acquisition, we have focused on smaller acquisitions, such as our acquisition of Lindell,

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

designed to align with our existing businesses to drive long-term growth. We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

        In 2009, we changed our dividend policy from an annual dividend to quarterly dividends. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share on an annualized basis. We paid quarterly dividends of $0.0825 per share on April 10, 2009, July 10, 2009, October 15, 2009 and January 14, 2010, resulting in a total dividend payment for 2009 of $236.9 million or $0.33 per share on an annualized basis. While it is our intention to continue to pay quarterly cash dividends for 2011 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

        As more fully described in the notes to the consolidated financial statements, we use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. While our variable rate debt obligations, approximately $1.3 billion at January 29, 2011, expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on January 29, 2011 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $13.1 million additional pre-tax charge or credit to our statement of operations.

        As more fully described in Note F in the Notes to the Consolidated Financial Statements, we are exposed to foreign exchange risks through subsidiaries or investments in Canada, Europe, Australia, South America and Asia. We have entered into currency swaps in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries and to hedge certain intercompany loans. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

        We account for our interest rate and currency swap agreements using hedge accounting treatment as the derivatives have been determined to be highly effective in achieving offsetting changes in the fair values of the hedged items. Under this method of accounting, at January 29, 2011, we have recorded a $44.4 million asset representing gross unrealized gains on two of our derivatives and a $13.1 million liability representing gross unrealized losses on two of our derivatives.

Item 8	APPENDIX C

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.

        We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Boston, Massachusetts
March 2, 2011

STAPLES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,461,257	$1,415,819
Receivables, net	1,954,148	1,811,365
Merchandise inventories, net	2,359,173	2,261,149
Deferred income tax assets	295,232	353,329
Prepaid expenses and other current assets	398,357	333,105

Total current assets.	6,468,167	6,174,767
Property and equipment:
Land and buildings	1,064,981	1,051,391
Leasehold improvements	1,328,397	1,268,848
Equipment	2,287,505	2,035,658
Furniture and fixtures	1,032,502	966,783

Total property and equipment	5,713,385	5,322,680
Less accumulated depreciation and amortization	3,565,614	3,158,147

Net property and equipment	2,147,771	2,164,533
Intangible assets, net of accumulated amortization	522,722	579,923
Goodwill	4,073,162	4,084,122
Other assets	699,845	713,989

Total assets	$13,911,667	$13,717,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,208,386	$2,111,696
Accrued expenses and other current liabilities	1,497,851	1,603,354
Debt maturing within one year	587,356	67,269

Total current liabilities	4,293,593	3,782,319
Long-term debt	2,014,407	2,500,329
Other long-term obligations	652,486	579,746
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 908,449,980 shares at January 29, 2011 and 896,655,170 shares at January 30, 2010	545	538
Additional paid-in capital	4,334,735	4,379,942
Accumulated other comprehensive loss	(96,933)	(89,337)
Retained earnings	6,492,340	5,869,138
Less: treasury stock at cost, 187,536,869 shares at January 29, 2011 and 167,990,178 shares at January 30, 2010	(3,786,977)	(3,388,395)

Total Staples, Inc. stockholders' equity	6,943,710	6,771,886
Noncontrolling interests	7,471	83,054

Total stockholders' equity	6,951,181	6,854,940

Total liabilities and stockholders' equity	$13,911,667	$13,717,334

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Sales	$24,545,113	$24,275,451	$23,083,775
Cost of goods sold and occupancy costs	17,938,958	17,801,548	16,836,839

Gross profit	6,606,155	6,473,903	6,246,936
Operating and other expenses:
Selling, general and administrative	4,913,188	4,907,236	4,631,219
Integration and restructuring costs	57,765	84,244	173,524
Amortization of intangibles	61,689	100,078	70,265

Total operating expenses	5,032,642	5,091,558	4,875,008

Operating income	1,573,513	1,382,345	1,371,928
Other (expense) income:
Interest income	7,722	6,117	28,485
Interest expense	(214,824)	(237,025)	(149,774)
Other (expense) income	(9,816)	4,457	(7,555)

Consolidated income before income taxes	1,356,595	1,155,894	1,243,084
Income tax expense	468,026	398,783	428,863

Consolidated net income	888,569	757,111	814,221
Income attributed to the noncontrolling interests	6,621	18,440	8,957

Net income attributed to Staples, Inc	$881,948	$738,671	$805,264

Earnings per common share
Basic	$1.23	$1.04	$1.15

Diluted	$1.21	$1.02	$1.13

Dividends declared per common share	$0.36	$0.33	$0.33

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Dollar Amounts in Thousands)

For the Fiscal Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

	Equity Attributed to Staples, Inc.
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Stockholders Equity	Comprehensive Income (Loss)
Balances at February 2, 2008	$520	$3,720,319	$476,399	$4,793,542	$(3,272,773)	$10,227	$5,728,234	$1,284,072
Issuance of common stock for stock options exercised	8	116,182	—	—	—	—	116,190	—
Tax benefit on exercise of options	—	5,849	—	—	—	—	5,849	—
Stock-based compensation	—	180,652	—	—	—	—	180,652	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	32,138	—	—	—	—	32,139	—
Net income for the year	—	—	—	805,264	—	8,957	814,221	814,221
Common stock dividend	—	—	—	(231,465)	—	—	(231,465)	—
Foreign currency translation adjustments	—	—	(819,061)	—	—	(30,232)	(849,293)	(849,293)
Changes in the fair value of derivatives (net of taxes of $23,817)	—	—	32,891	—	—	—	32,891	32,891
Deferred pension costs (net of taxes of $58,900)	—	—	(184,556)	—		—	(184,556)	(184,556)
Purchase of treasury shares	—	—	—	—	(84,961)	—	(84,961)	—
Noncontrolling interest acquired	—	—	—	—		69,272	69,272
Other	—	(6,742)	—	—	—	—	(6,742)	—

Balances at January 31, 2009	$529	$4,048,398	$(494,327)	$5,367,341	$(3,357,734)	$58,224	$5,622,431	$(186,737)

Issuance of common stock for stock options exercised	8	114,339	—	—	—	—	114,347	—
Tax benefit on exercise of options	—	8,763	—	—	—	—	8,763	—
Stock-based compensation	—	174,691	—	—	—	—	174,691	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	36,610	—	—	—	—	36,611	—
Net income for the year	—	—	—	738,671	—	18,440	757,111	757,111
Common stock dividend	—	—	—	(236,874)	—	—	(236,874)
Foreign currency translation adjustments	—	—	373,637	—	—	6,390	380,027	380,027
Changes in the fair value of derivatives (net of taxes of $15,807)	—	—	(21,205)	—	—	—	(21,205)	(21,205)
Deferred pension costs (net of taxes of $17,128)	—	—	52,558	—	—	—	52,558	52,558
Purchase of treasury shares	—	—	—	—	(30,661)	—	(30,661)	—
Other	—	(2,859)	—	—	—	—	(2,859)	—

Balances at January 30, 2010	$538	$4,379,942	$(89,337)	$5,869,138	$(3,388,395)	$83,054	$6,854,940	$1,168,491

Issuance of common stock for stock options exercised	3	40,562	—	—	—	—	40,565	—
Tax benefit on exercise of options	—	—	—	—	—	—	—	—
Stock-based compensation	—	146,879	—	—	—	—	146,879	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	4	44,860	—	—	—	—	44,864	—
Net income for the year	—	—	—	881,948	—	6,621	888,569	888,569
Common stock dividend	—	—	—	(258,746)	—	—	(258,746)	—
Foreign currency translation adjustments	—	—	333	—	—	2,050	2,383	2,383
Changes in the fair value of derivatives (net of taxes of $7,471)	—	—	(10,043)	—	—	574	(9,469)	(9,469)
Deferred pension and other post retirement benefit costs (net of taxes of $7,507)	—	—	2,114	—	—	—	2,114	2,114
Purchase of treasury shares	—	—	—	—	(398,582)	—	(398,582)	—
Purchase of noncontrolling interest	—	(275,767)	—	—	—	(84,828)	(360,595)	—
Other	—	(1,741)	—	—	—	—	(1,741)	—

Balances at January 29, 2011	$545	$4,334,735	$(96,933)	$6,492,340	$(3,786,977)	$7,471	$6,951,181	$883,597

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Operating activities:
Consolidated net income, including income from the noncontrolling interests	$888,569	$757,111	$814,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498,863	552,441	548,911
Non-cash write-down of assets	—	—	150,081
Stock-based compensation	146,879	174,691	180,652
Excess tax benefits from stock-based compensation arrangements	—	(8,763)	(5,849)
Deferred income taxes	172,630	(89,753)	33,370
Other	5,418	(17,177)	25,239
Change in assets and liabilities, net of companies acquired:
(Increase) decrease in receivables	(95,656)	129,137	51,716
(Increase) decrease in merchandise inventories	(46,450)	244,600	177,199
(Increase) decrease in prepaid expenses and other assets	(70,600)	254,805	(2,679)
Increase (decrease) in accounts payable	63,305	40,365	(127,051)
(Decrease) increase in accrued expenses and other current liabilities	(191,917)	71,208	(195,296)
Increase (decrease) in other long-term obligations	75,450	(24,457)	35,316

Net cash provided by operating activities	1,446,491	2,084,208	1,685,830
Investing activities:
Acquisition of property and equipment	(408,889)	(313,228)	(378,329)
Acquisition of businesses and investments in joint ventures, net of cash acquired	(63,066)	—	(4,381,811)
Proceeds from the sale of short-term investments	—	—	27,019
Purchase of short-term investments	—	—	(3)

Net cash used in investing activities	(471,955)	(313,228)	(4,733,124)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	85,429	150,958	148,329
(Repayments of) proceeds from the issuance of commercial paper	—	(1,195,557)	1,195,557
Proceeds from borrowings	201,566	1,211,424	3,679,045
Payments on borrowings, including payment of deferred financing fees	(207,478)	(945,333)	(2,206,312)
Purchase of noncontrolling interest	(360,595)	—	—
Cash dividends paid	(258,746)	(236,874)	(231,465)
Excess tax benefits from stock-based compensation arrangements	—	8,763	5,849
Purchase of treasury stock, net	(398,582)	(30,661)	(84,961)

Net cash (used in) provided by financing activities	(938,406)	(1,037,280)	2,506,042
Effect of exchange rate changes on cash and cash equivalents	9,308	48,345	(70,422)
Net increase (decrease) in cash and cash equivalents	45,438	782,045	(611,674)
Cash and cash equivalents at beginning of period	1,415,819	633,774	1,245,448

Cash and cash equivalents at end of period	$1,461,257	$1,415,819	$633,774

See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A—Summary of Significant Accounting Policies

        Nature of Operations:    Staples, Inc. and subsidiaries ("Staples" or the "Company") pioneered the office products superstore concept and is the world's leading office products company. Staples has three reportable segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers and businesses, and includes Staples Advantage, Staples.com and Quill. The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office product stores and that sell and deliver office products and services directly to customers in 24 countries in Europe, Australia, South America and Asia.

        Basis of Presentation:    The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

        Fiscal Year:    Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011, fiscal year 2009 ("2009") consisted of the 52 weeks ended January 30, 2010 and fiscal year 2008 ("2008") consisted of the 52 weeks ended January 31, 2009.

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

        Receivables:    Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.47 billion at January 29, 2011 and $1.42 billion at January 30, 2010. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.

        An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 29, 2011 and January 30, 2010 was $55.3 million and $63.0 million, respectively.

        Other non-trade receivables were $542.8 million at January 29, 2011 and $450.2 million at January 30, 2010 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold.

        Merchandise Inventories:    Merchandise inventories are valued at the lower of weighted average cost or market value. The Company reserves for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions.

        Private Label Credit Card:    Staples offers a private label credit card which is managed by a financial services company. Under the terms of the agreement, Staples is obligated to pay fees which approximate the financial institution's cost of processing and collecting the receivables, which are non-recourse to Staples.

        Property and Equipment:    Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-7 years. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE A—Summary of Significant Accounting Policies (Continued)

        Lease Acquisition Costs:    Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 5 to 40 years. Lease acquisition costs, net of accumulated amortization, at January 29, 2011 and January 30, 2010 were $22.6 million and $25.1 million, respectively.

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

        The changes in the carrying amount of goodwill during the year ended January 29, 2011 are as follows (in thousands):

	Goodwill at January 30, 2010	2010 Net Additions	2010 Foreign Exchange Fluctuations	Goodwill at January 29, 2011
North American Delivery	$1,617,147	$—	$(30,750)	$1,586,397
North American Retail	286,545	—	2,855	289,400
International Operations	2,180,430	20,062	(3,127)	2,197,365

Consolidated	$4,084,122	$20,062	$(31,022)	$4,073,162

        The Company's intangible assets are summarized below (in thousands):

		January 29, 2011			January 30, 2010
	Weighted Average Amortization Period
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12.2 years	$689,861	$(209,442)	$480,419	$680,328	$(148,613)	$531,715
Tradenames	7.0 years	251,765	(209,462)	42,303	253,027	(204,819)	48,208

Total	11.8 years	$941,626	$(418,904)	$522,722	$933,355	$(353,432)	$579,923

        Estimated future amortization expense associated with the intangible assets at January 29, 2011 is as follows (in thousands):

2011	$68,516
2012	66,909
2013	66,392
2014	52,889
2015	51,336
Thereafter	216,680

$522,722

        Fair Value of Financial Instruments:    ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE A—Summary of Significant Accounting Policies (Continued)

        The fair values of cash, accounts payable, accrued expenses and other current liabilities and short-term debt with the exception of the April 2011 Notes (see Note E), approximate their carrying values because of their short-term nature. The fair values of long-term debt, with the exception of the unhedged portion of the January 2014 Notes (see Note E), approximate their carrying values because of the Company's use of derivative instruments that qualify for hedge accounting (see Note F). The fair values of the April 2011 Notes and the unhedged portion of the January 2014 Notes were determined based on quoted market prices and are classified as Level 1 liabilities. The following table reflects the difference between the carrying value and fair value of these notes as of January 29, 2011 and January 30, 2010 (in thousands):

	January 29, 2011
			January 30, 2010
	Carrying Value
		Fair Value	Carrying Value	Fair Value
April 2011 Notes	$500,000	$506,200	$500,000	$537,500
Unhedged portion of the January 2014 Notes ($750 million at January 29, 2011 and $1.5 billion at January 30, 2010)	750,000	915,450	1,500,000	1,826,250

        The following table shows the Company's other assets and liabilities as of January 29, 2011 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Money market funds	$260,670	—	—
Derivative assets	—	$44,373	—
Liabilities
Derivative liabilities	—	$(13,532)	—

        The fair value of the Company's money market funds are based on quotes received from third party banks. The Company's derivative assets and liabilities are based on quotes received from third party banks and represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

        The fair values of the assets in the Company's pension plans are described in detail in Note K.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE A—Summary of Significant Accounting Policies (Continued)

        Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

        Advertising:    Staples expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $18.7 million at January 29, 2011 and $21.6 million at January 30, 2010. Total advertising and marketing expense was $560.5 million, $553.5 million, and $667.7 million for 2010, 2009, and 2008, respectively.

        Integration and Restructuring Costs:    Integration and restructuring costs represent the costs associated with the integration of Corporate Express including Corporate Express Australia Limited, with the Company's pre-existing business and the consolidation of certain operations of the combined Company.

        Stock-Based Compensation:    The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using a binomial valuation model. Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grant. The Company recognizes stock-based compensation costs as expense ratably on a straight-line basis over the requisite service period.

        Pension and Post Retirement Benefits:    The Company maintains pension and post retirement life insurance plans for certain employees globally. These plans include significant obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and inflation. The Company also makes assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. These assumptions are evaluated annually.

        Foreign Currency:    The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments, and the net exchange gains and losses resulting from the translation of investments in Staples' foreign subsidiaries, are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in another currency. Foreign currency transaction gains (losses) were $(7.6) million, $5.7 million and $(6.3) million for 2010, 2009 and 2008, respectively. These amounts are included in other income (expense).

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

        Accounting for Income Taxes:    Deferred income tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE A—Summary of Significant Accounting Policies (Continued)

income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

        The Company accounts for uncertain tax provisions in accordance ASC Topic 740 (Income Taxes). These provisions require companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

        New Accounting Pronouncements:    In June 2009, a pronouncement was issued relating to information a company needs to provide regarding the sales of securitized financial assets and similar transactions, particularly if the company has continuing exposure to the risks related to transferred financial assets (ASC Topic 860). This pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. This pronouncement is effective for fiscal years beginning after November 15, 2009. The Company adopted this pronouncement as of January 31, 2010. This pronouncement did not have any impact on the Company's consolidated financial condition, results of operations or cash flows.

        In June 2009, a pronouncement was issued that clarified how a company determines whether an entity, that is insufficiently capitalized or not controlled through voting (or similar rights), should be capitalized (ASC Topic 810). This determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This pronouncement is effective for fiscal years beginning after November 15, 2009. The Company adopted this pronouncement as of January 31, 2010. This pronouncement did not have any impact on the Company's consolidated financial condition, results of operations or cash flows.

        In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements. This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605). This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. In addition, this pronouncement expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company will adopt this pronouncement as of January 30, 2011. The Company does not expect this pronouncement will have a material impact on its consolidated financial condition, results of operations or cash flows.

        In January 2010, a pronouncement was issued to improve the disclosures about fair value measurements as required under ASC Topic 820 (Accounting Standards Updated ("ASU") No. 2010-06). This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this pronouncement as of May 1, 2010. As this pronouncement relates to disclosure only, the adoption did not impact its consolidated financial condition, results of operations or cash flows.

        In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company will adopt this pronouncement

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE A—Summary of Significant Accounting Policies (Continued)

as of January 30, 2011. The Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

NOTE B—Business Combinations and Acquisition of Noncontrolling Interest

        ASC Topic 805 ("Business Combinations") requires that companies record acquisitions under the purchase method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Purchased intangibles with definite lives are amortized over their respective useful lives.

        In July 2008, Staples acquired Corporate Express N.V. ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe and Australia, through a tender offer for all of its outstanding capital stock. With the acquisition of Corporate Express, the Company became approximately a 59% shareholder of Corporate Express Australia Limited ("Corporate Express Australia"), a public company traded on the Australian Securities Exchange.

        The operating results of Corporate Express have been included in the consolidated financial statements since July 2, 2008, the date Staples declared the terms of the tender offer unconditional. The Corporate Express results are reported in Staples' North American Delivery and International Operations for segment reporting.

        On March 16, 2010, the Company announced that it had made an offer to acquire all of the noncontrolling interest in Corporate Express Australia for cash consideration of AUD $5.60 per share (the "Offer"). On July 9, 2010, the Company declared the Offer unconditional, and on September 6, 2010, through a compulsory acquisition process, the Company acquired the final outstanding shares, bringing the Company's ownership of this business to 100% for an aggregate purchase price of approximately AUD $407 million (approximately $361 million). The purchase of the additional shares in 2010 was accounted for in accordance with ASC Topic 810, "Noncontrolling Interest in Consolidated Financial Statements," as an equity transaction, by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company's ownership interest in Corporate Express Australia. The purchase of the noncontrolling interest is reflected as a financing cash outflow in the consolidated statement of cash flows.

        On July 2, 2010, the Company entered the Finnish market, acquiring Oy Lindell AB ("Lindell"), a Finnish office products distributor. The aggregate cash purchase price was 31 million Euros (approximately $39 million based on foreign exchange rates on the acquisition date), net of cash acquired. As a result of this acquisition, the Company recorded goodwill of $16.4 million and $4.3 million of intangible assets, which are being amortized on a straight line basis over their weighted average estimated lives of 5 years. The goodwill and intangible assets were allocated to the International Operations segment. None of the goodwill is deductible for tax purposes.

NOTE C—Integration and Restructuring Costs

        Integration and restructuring costs represent the costs associated with the integration of Corporate Express, including Corporate Express Australia, with the Company's pre-existing business and the consolidation of certain operations of the combined Company.

        Integration and restructuring costs are comprised of the following (in thousands):

	2010	2009	2008
Consulting and other costs	$37,529	$46,135	$21,758
Severance and retention	9,999	30,465	1,685
Facility closure costs and other asset write-downs	10,237	7,644	150,081

Total	$57,765	$84,244	$173,524

        Facility closure costs and other asset write-downs for 2008 included a $123.8 million charge related to the write-down of indefinite lived intangible tradenames associated with the European catalog business. The tradename

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE C—Integration and Restructuring Costs (Continued)

write-down was the result of the Company's decision to move toward one global brand with the acquisition of Corporate Express, eliminating, over time, certain legacy Staples brands used in the European catalog business. Facility closure costs and other asset write-downs for 2008 also included a $26.3 million charge related to the write-down of software and facilities whose use was expected to be limited as a result of the acquisition.

        In connection with the Company's acquisition of Corporate Express, acquisition reserves of $181.0 million were established. The activity related to this reserve (in thousands) for fiscal 2010 is as follows:

	Balance as of January 30, 2010	Utilization	Foreign Exchange Fluctuations	Balance as of January 29, 2011
Transaction costs	$807	$(264)	$—	$543
Severance	28,843	(16,206)	(844)	11,793
Facility closures	28,390	(7,973)	(130)	20,287
Other	10,759	(1,172)	(243)	9,344

Total	$68,799	$(25,615)	$(1,217)	$41,967

        The Company believes that the reserves above should be substantially utilized by the end of fiscal year 2011; however, certain payments related to facility closures may be made over the remaining lease terms.

NOTE D—Accrued Expenses and Other Current Liabilities

        The major components of accrued liabilities are as follows (in thousands):

	January 29, 2011	January 30, 2010
Taxes	$258,518	$281,464
Employee related	420,598	405,005
Acquisition and restructuring reserves	82,144	106,476
Advertising and marketing	109,383	123,044
Other	627,208	687,365

Total	$1,497,851	$1,603,354

NOTE E—Debt and Credit Agreements

        The major components of the Company's outstanding debt are as follows (in thousands):

	January 29, 2011	January 30, 2010
April 2011 Notes	$500,000	$500,000
October 2012 Notes	325,000	325,000
January 2014 Notes	1,500,000	1,500,000
November 2014 Revolving Credit Facility	—	—
May 2009 Securitization Program (terminated December 31, 2010)	—	—
Lines of Credit	218,689	134,859
Capital lease obligations and other notes payable	13,701	81,679

	2,557,390	2,541,538
Fair value adjustments on hedged debt	44,373	26,060
Less: Current portion	(587,356)	(67,269)

Net long-term debt	$2,014,407	$2,500,329

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E—Debt and Credit Agreements (Continued)

        Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2011	$587,356
2012	465,137
2013	1,501,373
2014	1,149
2015	1,176
Thereafter	1,199

$2,557,390

        Future minimum lease payments under capital leases of $6.5 million, excluding $2.1 million of interest, are included in aggregate annual maturities shown above. Staples entered into no new capital lease obligations in 2010. Staples entered into capital lease obligations totaling $2.2 million in 2009.

        Interest paid by Staples totaled $210.9 million, $217.5 million, and $113.5 million for 2010, 2009, and 2008, respectively. There was no interest capitalized in 2010, 2009, or 2008.

        April 2011 Notes:    On March 27, 2009, the Company issued $500 million aggregate principal amount of notes (the "April 2011 Notes") due April 1, 2011, with a fixed interest rate of 7.75% payable semi-annually on April 1 and October 1 of each year commencing on October 1, 2009. From the sale of the April 2011 Notes, the Company received net proceeds, after the underwriting discount and estimated fees and expenses, of $497.5 million. The Company's obligations under the April 2011 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the "Guarantor Subsidiaries").

        October 2012 Notes:    On September 30, 2002, Staples issued $325 million principal amount of notes due October 1, 2012 (the "October 2012 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. Staples has entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations (see Note F). The Company's obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        January 2014 Notes:    On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes (the "January 2014 Notes") due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, the Company received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. Staples has entered into an interest rate swap agreement to turn $750 million of the January 2014 Notes into variable rate obligations (see Note F). The Company's obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        Revolving Credit Facility:    On November 4, 2010, Staples entered into a new credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The November 2014 Revolving Credit Facility replaced the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006, as amended, which provided for a maximum borrowing of $750.0 million and was due to expire in October 2011 (the "Prior Revolving Credit Facility"). As of January 29, 2011, no borrowings were outstanding under the November 2014 Revolving Credit Agreement, resulting in $1.0 billion of availability under this agreement.

        The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon the request of the Company and the agreement of the lenders participating in the increase. Borrowings made pursuant to the November 2014 Revolving Credit Facility may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Borrowings made pursuant to the November 2014 Revolving Credit Facility will bear

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E—Debt and Credit Agreements (Continued)

interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Under the November 2014 Revolving Credit Facility, Staples agrees to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on its credit rating and fixed charge coverage ratio. Amounts borrowed under the November 2014 Revolving Credit Facility may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.

        The November 2014 Revolving Credit Facility is unsecured and ranks pari passu with Staples' public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2014 Revolving Credit Facility also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio. The borrowings under the November 2014 Revolving Credit Facility are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries.

        Commercial Paper Program:    The Company has a commercial paper program ("Commercial Paper Program") which is not currently being used but allows the Company to issue up to $1 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility currently serves as a backstop to the Commercial Paper Program. The proceeds of the Notes will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and Staples. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries. The Commercial Paper Program contains customary events of default with corresponding grace periods. As of January 29, 2011, no Notes were outstanding under the Company's Commercial Paper Program.

        2008 Agreement:    On May 26, 2009, Staples terminated the $3.0 billion credit agreement (the "2008 Agreement"), which the Company entered into on April 1, 2008 (the "2008 Agreement") and provided financing solely (1) for the Company's acquisition of all of the outstanding capital stock of Corporate Express, including related transaction fees, costs and expenses, and (2) backstopped the Company's Commercial Paper Program. Amounts borrowed under the 2008 Agreement could be borrowed, repaid and reborrowed from time to time. Originally, the aggregate principal amount of the loans outstanding could not exceed the maximum borrowing amount of $3.0 billion.

        May 2009 Securitization Program:    On December 31, 2010, Staples terminated the May 2009 $300.0 million accounts receivable securitization program (the "May 2009 Securitization Program"), which the Company entered into with several of its wholly owned subsidiaries and certain financial institutions. Under the terms of the May 2009 Securitization Program, the subsidiaries agreed to sell substantially all the customer receivables of the Company's North American Delivery business to a wholly owned bankruptcy remote special purpose entity, Staples Receivables LLC. The Company retained servicing responsibility. The special purpose entity then transferred an interest in the receivables to the financial institutions. Borrowings outstanding under the May 2009 Securitization Program were included as a component of current liabilities in the consolidated balance sheet, while the accounts receivable securing these obligations were included as a component of net receivables in the consolidated balance sheet.

        Australian Credit Facilities:    Corporate Express Australia Limited and its subsidiaries are parties to credit facilities under which approximately $135.7 million was outstanding at January 29, 2011.

        Other Lines of Credit:    Staples had $142.9 million available under other various lines of credit, which had an outstanding balance of $83.0 million at January 29, 2011, with $0.3 million letters of credit issued under the Company's Canadian facilities.

        There were no instances of default during 2010 under any of the Company's debt agreements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE E—Debt and Credit Agreements (Continued)

  Deferred Financing Fees

        In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $6.3 million, $7.9 million and $13.5 million for 2010, 2009 and 2008, respectively. At January 29, 2011, unamortized financing fees of $0.2 million were included in prepaid expenses and other current assets and unamortized fees of $11.9 million were included in other assets. At January 30, 2010, unamortized financing fees of $1.2 million were included in prepaid expenses and other current assets and unamortized financing fees of $12.4 million were included in other assets.

NOTE F—Derivative Instruments and Hedging Activities

        Derivative Instruments and Hedging Activities:    Staples uses interest rate swap agreements and foreign currency swap agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates. These agreements are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

        All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive loss until the underlying hedged item is recognized in earnings when the underlying contract matures or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company's net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive loss to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. There are no amounts excluded from the assessment of hedge effectiveness.

        The Company classifies the fair value of all its derivative contracts and the fair value of its hedged firm commitments as either current or long-term, depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company's consolidated statement of cash flows in the same category as the item being hedged.

        Interest Rate Swaps:    On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples' October 2012 Notes into a variable rate obligation. The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes. At January 29, 2011 and January 30, 2010, the interest rate swap agreement had fair value gains of $23.0 million and $26.1 million, respectively, which were included in other assets. No amounts were included in the consolidated statement of income for 2010, 2009 or 2008 related to ineffectiveness associated with this fair value hedge.

        In connection with Staples' acquisition of Corporate Express, the Company assumed interest rate swaps, for a notional amount of AUD $103 million, designed to convert Corporate Express' variable rate credit facilities into fixed rate obligations. AUD $30 million of these swaps matured in July 2009, AUD $8 million of these swaps matured in January 2010 and AUD $40 million of these swaps matured in July 2010, as scheduled. The Company also entered into interest rate swap agreements in August 2009, for a notional amount of AUD $35 million, designed to convert local

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE F—Derivative Instruments and Hedging Activities (Continued)

variable rate credit facilities into fixed rate obligations. As of January 29, 2011, the total notional amount of all outstanding interest rate swap agreements was AUD $60 million (approximately $59.4 million, based on foreign exchange rates at January 29, 2011). The remaining swap agreements are scheduled to terminate in three stages: AUD $25 million in July 2011, AUD $10 million in August 2011 and the remaining AUD $25 million in August 2012. Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.0% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY). The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements. At January 29, 2011 and January 30, 2010, the interest rate swap agreements had fair value losses of $0.4 million and $1.4 million, respectively, which were included in stockholders' equity as a component of accumulated other comprehensive loss. No amounts were included in the consolidated statement of income for 2010, 2009 or 2008 related to ineffectiveness associated with this cash flow hedge. The amount of estimated cash flow hedges' unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

        On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation. The swap agreement, scheduled to terminate on January 15, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes. Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes. At January 29, 2011, the interest rate swap agreement had a fair value gain of $21.4 million, which was included in other assets. No amounts were included in the consolidated statement of income for 2010 related to ineffectiveness associated with this fair value hedge.

        Foreign Currency Swaps:    On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%. At January 29, 2011, the currency swap had an aggregate fair value loss of $11.0 million, which was included in other long-term liabilities and at January 30, 2010, the currency swap had a fair value gain of $7.4 million, which was included in other assets. No amounts were included in the consolidated statement of income for 2010, 2009 or 2008 related to ineffectiveness associated with this net investment hedge.

        On June 30, 2010, Staples entered into a currency swap, for an aggregate notional amount of 40 million Canadian dollars. Upon maturity of the agreement in July 2011, Staples will be entitled to receive $37.8 million and will be obligated to pay 40 million Canadian dollars. This swap was designated as a foreign currency hedge of a short-term intercompany loan with a Canadian dollar denominated subsidiary. Gains and losses on this foreign currency hedge will be recorded to other income (expense) over the life of the agreement, which will offset the gains and losses of the underlying hedged item. At January 29, 2011, the currency swap had a fair value loss of $2.1 million, which was included in accrued expenses and other current liabilities. No amounts were included in the consolidated statement of income for 2010 related to ineffectiveness associated with this net investment hedge.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE G—Accumulated Other Comprehensive Loss

        Amounts included in accumulated other comprehensive loss for the Company's derivative instruments and minimum pension and other postretirement liabilities are recorded net of the related income tax effects. The following table details the composition of accumulated other comprehensive loss for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Foreign currency translation adjustments	$37,158	$36,825	$(336,812)
Derivative instruments (net of taxes)	(4,207)	5,836	27,041
Deferred benefit costs (net of taxes)	(129,884)	(131,998)	(184,556)

Total	$(96,933)	$(89,337)	$(494,327)

NOTE H—Commitments and Contingencies

        Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.

        Other long-term obligations at January 29, 2011 include $132.0 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 76 retail stores not yet opened at January 29, 2011) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2011	$886,495
2012	798,958
2013	699,625
2014	594,819
2015	497,833
Thereafter	1,499,789

$4,977,519

        Future minimum lease commitments do not include $32.4 million of minimum rentals due under non-cancelable subleases.

        Rent expense was $795.5 million, $797.0 million, and $744.6 million for 2010, 2009, and 2008, respectively.

        As of January 29, 2011, Staples had purchase obligations of $539.7 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment, and the Company has excluded such commitments, along with intercompany commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2011	$364,719
2012 through 2013	42,692
2014 through 2015	24,994
Thereafter	107,290

$539,695

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE H—Commitments and Contingencies (Continued)

        Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 29, 2011, Staples had open standby letters of credit totaling $161.0 million.

        The Company has become the subject of several class action lawsuits filed in various states, where the plaintiffs alleged the Company failed to comply with federal and state overtime laws and that it failed to pay them overtime because assistant store managers were misclassified as exempt from overtime pay. In January 2010, the Company and the attorneys for the plaintiffs jointly announced a settlement of these suits recording a charge of $42.0 million, including interest, class counsel's attorney's fees and a previous jury verdict obtained in February 2009 for one of these class action lawsuits. Under the terms of the settlement, the Company does not admit to any wrongdoing in connection with misclassification and resolves claims for damages as far back as 2002 that cover approximately 5,500 current and former associates.

        In connection with the 1991 acquisition of Agena S.A., Corporate Express initiated legal proceedings against Béfec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet. Corporate Express claimed damages totaling EUR 134 million plus interest and fees. In October 2010, the Commercial Court in France issued its judgment in this case and did not award any of the claimed damages to Corporate Express. The Company has begun the process for appealing the judgment.

        At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express. Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. Staples and the other parties to the "squeeze out" procedure have submitted their arguments to the Enterprise Division of the Court of Appeal in Amsterdam (the "Court") and are awaiting final judgment. Staples recently received an interim judgment from the Court. The Court decided to appoint a team of independent experts to determine the correct valuation for the outstanding shares of Corporate Express, and the Company expects the valuation report to be completed by June 2011. Staples anticipates the Court will issue a final judgment as soon as possible after the valuation report is completed. Any additional payments will be recorded in equity pursuant to ASC Topic 810.

        In addition, from time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE I—Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2011	January 30, 2010
Deferred income tax assets:
Deferred rent	$49,256	$50,825
Foreign tax credit carryforwards	109,913	184,050
Net operating loss carryforwards	402,136	439,104
Capital loss carryforwards	20,110	24,307
Employee benefits	125,466	124,701
Merger related charges	20,044	70,532
Inventory	52,604	54,317
Insurance	35,891	35,456
Deferred revenue	26,672	30,802
Depreciation	45,362	73,327
Unrealized loss on hedge instruments	4,629	—
Other—net	78,786	69,226

Total deferred income tax assets	970,869	1,156,647
Total valuation allowance	(331,567)	(398,697)

Net deferred income tax assets	$639,302	$757,950

Deferred income tax liabilities:
Intangibles	$(200,901)	$(216,009)
Unrealized gain on hedge instruments	—	(3,128)
Other—net	(3,308)	(2,480)

Total deferred income tax liabilities	(204,209)	(221,617)

Net deferred income tax assets	$435,093	$536,333

        The deferred tax asset from tax loss carryforwards of $402.1 million represents approximately $1.7 billion of net operating loss carryforwards, $1.2 billion of which are subject to expiration beginning in 2011. The remainder has an indefinite carryforward period. The deferred tax asset from foreign tax credit carryforwards of $109.9 million is subject to expiration beginning in 2012. The valuation allowance decreased by $67.1 million during 2010, primarily due to utilization of certain foreign net operating losses.

        For financial reporting purposes, consolidated income before income taxes includes the following components (in thousands):

	2010	2009	2008
Pretax income:
United States	$877,936	$728,765	$923,398
Foreign	478,659	427,129	319,686

	$1,356,595	$1,155,894	$1,243,084

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE I—Income Taxes (Continued)

        The provision for income taxes consists of the following (in thousands):

	2010	2009	2008
Current tax expense:
Federal	$142,282	$329,809	$307,034
State	49,797	42,547	28,226
Foreign	103,317	116,180	60,233
Deferred tax expense (benefit):
Federal	141,103	(63,494)	15,181
State	6,329	(8,191)	2,002
Foreign	25,198	(18,068)	16,187

Total income tax expense	$468,026	$398,783	$428,863

        A reconciliation of the federal statutory tax rate to Staples' effective tax rate on historical net income is as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	3.3	2.9	2.5
Effect of foreign taxes	(5.5)	(3.4)	(2.9)
Tax credits	(0.4)	(0.7)	(0.4)
Other	2.1	0.7	0.3

Effective tax rate	34.5%	34.5%	34.5%

        The effective tax rate in any year is impacted by the geographic mix of earnings.

        The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in accumulated other comprehensive loss in stockholders' equity.

        The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.

        Income tax payments were $404.9 million, $236.1 million and $470.4 million during 2010, 2009 and 2008, respectively.

        Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $761.3 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Uncertain Tax Positions

        At January 29, 2011, the Company had $254.2 million of gross unrecognized tax benefits, all of which, if recognized, would affect the Company's tax rate. At January 30, 2010, the Company had $264.3 million of gross unrecognized tax benefits, all of which, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2011.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE I—Income Taxes (Continued)

        The following summarizes the activity related to our unrecognized tax benefits (in thousands):

	2010	2009	2008
Balance at beginning of fiscal year	$264,277	$222,892	$87,688
Additions for tax positions related to current year	25,876	47,354	24,859
(Reductions) additions for tax positions of prior years	(9,983)	15,422	119,973
Reduction for Statute of Limitations Expiration	(19,840)	(20,802)	(7,597)
Settlements	(6,163)	(589)	(2,031)

Balance at end of fiscal year	$254,167	$264,277	$222,892

        Staples is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006 and all material state, local and foreign income tax matters for years through 2002.

        Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $30.1 million and $18.7 million accrued for gross interest and penalties as of January 29, 2011 and January 30, 2010, respectively.

NOTE J—Equity Based Employee Benefit Plans

        Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the "Employee Stock Purchase Plans") and the Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan").

        In connection with certain equity based employee benefit plans, Staples included approximately $146.9 million, $174.7 million and $180.7 million in compensation expense for 2010, 2009 and 2008, respectively. There was no excess income tax benefit related to stock-based compensation for 2010. The excess income tax benefit related to stock-based compensation was $8.8 million and $5.8 million for 2009 and 2008, respectively. As of January 29, 2011, Staples had $227.6 million of nonqualified stock options, restricted stock and restricted stock units to be expensed over the period through December, 2014.

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

Stock Award Plans

        The 2004 Plan was implemented in July 2004 and replaced the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 97.4 million shares of common stock to management and employees using various forms of awards, including, restricted stock and restricted stock units (collectively, "Restricted Shares"), nonqualified stock options and performance shares. The Restricted Shares are restricted in that they are non transferable (i.e. may not be sold until they vest). The nonqualified stock options cannot be exercised until they vest. Vesting of Restricted Shares and nonqualified stock options occurs over different periods depending on the terms of the individual award. Options outstanding under the Company's plans have an exercise price equal to the fair market value of the common stock on the date of grant. Options

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE J—Equity Based Employee Benefit Plans (Continued)

outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.

  Stock Options

        Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)(1)
Outstanding at January 30, 2010	43,834,405	$19.57
Granted	4,721,048	19.45
Exercised	(2,948,077)	14.40
Canceled	(794,119)	21.77

Outstanding at January 29, 2011	44,813,257	$19.86	5.43	$136,353

Exercisable at January 29, 2011	32,145,797	$19.41	4.27	$113,178

Vested or expected to vest at January 29, 2011	42,864,601	$19.82	5.30	$132,713

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of an option.

        The total intrinsic value of options exercised during 2010, 2009 and 2008 were $24.0 million, $60.8 million and $67.8 million, respectively.

        The weighted-average fair values of options and employee stock purchase plan shares granted during 2010, 2009 and 2008 and were $4.75, $5.57 and $6.16, respectively.

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

        The fair value of options granted in each year was estimated at the date of grant using the following weighted average assumptions:

	2010	2009	2008
Risk free interest rate	2.3%	2.1%	3.2%
Expected dividend yield	1.3%	1.1%	1.0%
Expected stock volatility	31%	35%	30%
Expected life of options	5.4 years	5.3 years	5.3 years

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE J—Equity Based Employee Benefit Plans (Continued)

  Restricted Shares

        In 2003, the Company began granting Restricted Shares in lieu of special grants of stock options. Beginning in fiscal 2006, the Company began issuing Restricted Shares to employees and directors as part of its regular equity compensation program. All shares underlying awards of Restricted Shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the Restricted Shares leave Staples prior to the vesting date for any reason; the Restricted Shares will be forfeited and returned to Staples. The fair value of restricted shares is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company's grants of Restricted Shares in 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 30, 2010	12,973,840	$22.52
Granted	7,190,125	19.40
Vested	(4,886,835)	23.75
Canceled	(1,005,972)	21.26

Nonvested at January 29, 2011	14,271,158	$20.62

  Performance Shares

        In fiscal 2006, the Company began granting performance shares which are restricted stock awards whose underlying shares are paid out and issued to the recipient only if the Company meets minimum performance targets. Some of these awards are subject to additional vesting requirements. For the 2009 performance share awards, payouts were based on 2009 earnings per share performance. The Company met the performance target that was established in 2009 and 0.5 million shares were awarded in March 2010, subject to vesting over a three year period. For the 2008 performance share awards, the performance target was established based on a cumulative three year earnings per share goal. The 2008 performance awards are not expected to vest as the minimum performance targets were not met.

        In 2010, the Company switched from granting annual performance share awards and introduced a performance based long term cash incentive plan based on meeting minimum performance targets. The expense associated with these 2010 awards is reflected as part of selling, general and administrative expense.

        Although not a part of the annual grant cycle, in July 2010 the Company granted special performance shares totaling 0.8 million at target at $19.27 per share. These awards will payout only if the Company meets minimum performance objectives, which will be established in each year of a three year performance cycle. One-third of the target award will be applied as a target amount for each of the fiscal years within the performance cycle. No payout will occur until the completion of the three year performance cycle. Any shares that are paid out will also be subject to additional vesting requirements. For fiscal year 2010, 93% of the target shares were earned based on the extent to which the 2010 objective was achieved.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE J—Equity Based Employee Benefit Plans (Continued)

formula and vesting period; however, beginning in October 2004, such contributions were made in cash rather than in Company common stock.

        The expense associated with the Company's match for the Staples 401(k) Savings Plan for 2010, 2009 and 2008 was $24.9 million, $27.3 million and $26.0 million, respectively.

        At January 29, 2011, 66.2 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.

NOTE K—Pension and other Post-Retirement Benefit Plans

        In connection with the acquisition of Corporate Express, Staples assumed the obligations under the pension plans Corporate Express sponsored. The pension plans cover certain employees in Europe and the United States. The benefits due to U.S. plan participants are frozen. A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts. Contributions are made to these trusts, as necessary, to meet legal and other requirements.

        In August 2010, the Company began sponsoring an unfunded postretirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

        The following table presents a summary of the total projected benefit obligation for the pension plans, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at January 29, 2011 and January 30, 2010 (in thousands):

	January 29, 2011			January 30, 2010
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$(780,928)	$963,404	$182,476	$(767,894)	$906,713	$138,819

Total Overfunded Plans	(780,928)	963,404	182,476	(767,894)	906,713	138,819

Underfunded Plans:
U.S. Plans	(33,431)	28,451	(4,980)	(32,178)	24,836	(7,342)
International Plans	(130,314)	99,415	(30,899)	(135,913)	89,244	(46,669)

Total Underfunded Plans	$(163,745)	$127,866	$(35,879)	$(168,091)	$114,080	$(54,011)

        The following tables present a summary of the total net cost recorded in the consolidated statement of income (in thousands) for the pension and postretirement life insurance benefit plans for 2010, 2009 and the period subsequent to the acquisition in 2008:

	2010
	Pension Plans			Postretirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$10,717	$10,717	$895
Interest cost	1,841	37,718	39,559	695
Expected return on plan assets	(1,735)	(61,361)	(63,096)	—
Amortization of actuarial losses	2	3,991	3,993	—

Net periodic pension expense (income)	$108	$(8,935)	$(8,827)	$1,590

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

	2009
	U.S. Plans	International Plans	Total
Service cost	$—	$9,641	$9,641
Interest cost	1,868	47,962	49,830
Expected return on plan assets	(1,507)	(57,531)	(59,038)
Amortization of actuarial losses	—	9,328	9,328

Net periodic pension expense	$361	$9,400	$9,761

	2008
	U.S. Plans	International Plans	Total
Service cost	$—	$6,259	$6,259
Interest cost	849	27,063	27,912
Expected return on plan assets	(1,029)	(44,083)	(45,112)
Amortization of actuarial losses	—	—	—

Net periodic pension (income)	$(180)	$(10,761)	$(10,941)

        The following table presents the changes in benefit obligations during 2009 and 2010 (in thousands):

	Pension Plans			Postretirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at January 31, 2009	$27,895	$777,196	$805,091	$—
Service cost	—	9,641	9,641	—
Interest cost	1,868	47,962	49,830	—
Plan participants' contributions	—	705	705	—
Actuarial losses	3,645	48,546	52,191	—
Benefits paid	(1,230)	(53,106)	(54,336)	—
Other	—	17,781	17,781	—
Currency translation adjustments	—	55,082	55,082	—

Projected benefit obligation at January 30, 2010	$32,178	$903,807	$935,985	$—

Service cost	—	10,717	10,717	895
Interest cost	1,841	37,718	39,559	695
Plan participants' contributions	—	1,427	1,427	—
Actuarial losses	761	22,049	22,810	—
Benefits paid	(1,349)	(47,551)	(48,900)	—
Prior service cost	—	—	—	23,691
Other	—	(3,202)	(3,202)	—
Currency translation adjustments	—	(13,723)	(13,723)	—

Projected benefit obligation at January 29, 2011	$33,431	$911,242	$944,673	$25,281

        The accumulated benefit obligation for the U.S. Plans and International Plans at January 29, 2011 was $33.4 million and $885.8 million, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at January 30, 2010 was $32.2 million and $880.3 million, respectively. The accumulated benefit obligation for the postretirement benefit obligation at January 29, 2011 was $25.3 million.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

        The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2009 and 2010 (in thousands):

	U.S. Plans	International Plans	Total
Fair value of plan assets at January 31, 2009	$21,532	$800,730	$822,262
Actual return on plan assets	3,872	164,394	168,266
Employer's contributions	662	12,806	13,468
Plan participants' contributions	—	705	705
Benefits paid	(1,230)	(53,106)	(54,336)
Other	—	23,445	23,445
Amortization of unrecognized losses	—	(9,328)	(9,328)
Currency translation adjustments	—	56,311	56,311

Fair value of plan assets at January 30, 2010	$24,836	$995,957	$1,020,793

Actual return on plan assets	3,760	116,697	120,457
Employer's contributions	1,206	13,504	14,710
Plan participants' contributions	—	1,427	1,427
Benefits paid	(1,349)	(47,551)	(48,900)
Amortization of unrecognized losses	(2)	(3,991)	(3,993)
Currency translation adjustments	—	(13,224)	(13,224)

Fair value of plan assets at January 29, 2011	$28,451	$1,062,819	$1,091,270

        The funded status for the U.S. Plans and International Pension Plans at January 29, 2011 was $5.0 million underfunded and $151.6 million overfunded, respectively. The funded status for the U.S. Plans and International Pension Plans at January 30, 2010 was $7.3 million underfunded and $92.2 million overfunded, respectively.

        Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	January 29, 2011				January 30, 2010
	Pension Plans
				Postretirement Benefit Plans	Pension Plans
		International Plans				International Plans
	U.S. Plans		Total	Total	U.S. Plans		Total
Prepaid benefit cost (included in other assets)	$—	$182,476	$182,476	$—	$—	$138,819	$138,819
Accrued benefit liability (included in other long-term obligations)	(4,980)	(30,899)	(35,879)	(25,281)	(7,342)	(46,669)	(54,011)
Accumulated other comprehensive loss	2,655	105,613	108,268	21,616	3,917	128,081	131,998

Net amount recognized	$(2,325)	$257,190	$254,865	$(3,665)	$(3,425)	$220,231	$216,806

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension and postretirement costs at January 29, 2011 and January 30, 2010 are comprised of actuarial losses and prior service costs.

        The amount of accumulated other comprehensive loss expected to be recognized as components of net periodic pension and postretirement benefit costs during 2011 is approximately $1.5 million and $1.7 million, respectively.

        There were no significant amendments to any of the Company's defined benefit pension plans in 2009 or 2010 that would have had a material effect on the consolidated statement of income in these periods.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

Assumptions Used to Determine Plan Financial Information

        The valuation of benefit obligations and net periodic pension and postretirement benefit cost uses participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant of which include estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.

        The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and postretirement benefit plans for the post acquisition period in 2008, 2009 and 2010:

	2010			2009		2008
	Pension Plans		Postretirement Benefit Plan	Pension Plans		Pension Plans
	U.S. Plans	International Plans		U.S. Plans	International Plans	U.S. Plans	International Plans
			Total
Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.9%	4.6%	5.9%	6.8%	5.8%	6.1%	5.4%
Expected return on plan assets	7.0%	6.4%	—	7.0%	6.4%	7.0%	6.5%
Rate of compensation increase	—	2.2%	3.0%	—	3.0%	—	3.2%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	5.7%	4.8%	5.9%	5.9%	4.5%	6.8%	5.8%
Rate of compensation increase	—	2.1%	3.0%	—	2.1%	—	3.0%
Rate of pension increase	—	1.1%	—	—	1.1%	—	2.0%

        The following table shows the effect on pension obligations at January 29, 2011 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(.25%)	No change	.25%
Change in rate of compensation increase:
(.25%)	$31,403	$(2,539)	$(33,896)
No change	33,186	—	(32,002)
.25%	35,121	1,948	(30,156)
Change in rate of pension increase:
(.25%)	$5,233	$(26,482)	$(57,334)
No change	33,186	—	(24,685)
.25%	62,697	27,134	(5,572)

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

        Staples' investment strategy for worldwide pension plan assets is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A portion of the currency risk related to investments in equity securities, real estate and debt securities are hedged.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

        The target allocation reflects a risk/return profile Staples feels is appropriate relative to each plan's liability structure and return goals. Staples conducts periodic asset-liability studies for the plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs.

        Outside the United States, asset allocation decisions are typically made by an independent board of trustees. As in the U.S., investment objectives are designed to generate returns that will enable the plan to meet its future obligations. In some countries local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. Staples acts in a consulting and governance role via its board representatives in reviewing investment strategy, with final decisions on asset allocation and investment managers made by local trustees.

        The Company's pension plans' actual and target asset allocations at January 29, 2011 and January 30, 2010 are as follows:

	January 29, 2011
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	41%	33%	33%	36%	39%	39%
Debt securities	59%	49%	49%	64%	48%	48%
Real estate	—	9%	9%	—	7%	7%
Cash	—	3%	3%	—	—	—
Other	—	6%	6%	—	6%	6%

Total	100%	100%	100%	100%	100%	100%

	January 30, 2010
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	36%	30%	30%	35%	39%	39%
Debt securities	64%	52%	53%	65%	48%	48%
Real estate	—	9%	9%	—	7%	7%
Cash	—	4%	3%	—	—	—
Other	—	5%	5%	—	6%	6%

Total	100%	100%	100%	100%	100%	100%

        No pension plan assets are expected to be returned to the Company during 2011.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

Information on Fair Value of Plan Assets

        The fair values of the Company's pension plan assets at January 29, 2011 by asset category are as follows (in thousands):

	U.S. Pension Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$11,549	$11,549	$—	$—
Debt securities(2)	16,902	6,773	—	10,129

Total	$28,451	$18,322	$—	$10,129

	International Pension Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$355,282	$331,469	$23,813	$—
Debt securities(2)	517,473	510,040	7,433	—
Real estate(3)	96,008	85,218	10,790	—
Cash	30,493	30,493	—	—
Other(4)	63,563	63,563	—	—

Total	$1,062,819	$1,020,783	$42,036	$—

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

(4)
This category includes commodities of approximately $48 million and non-separated investments with insurance companies of approximately $15 million.

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE K—Pension and other Post-Retirement Benefit Plans (Continued)

        The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

U.S. Plans
Balance at January 30, 2010	$10,203
Actual Return on Plan Assets:
Relating to assets still held at the reporting date	496
Relating to assets sold during the period	(318)
Purchases, sales and settlements	(252)

Balance at January 29, 2011	$10,129

Expected Benefit Payments and Contributions

        The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2011	$1,394	$54,245	$55,639
2012	1,561	54,101	55,662
2013	1,625	52,952	54,577
2014	1,758	51,804	53,562
2015	1,873	54,378	56,251
2016-2019	11,096	256,458	267,554

        These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 29, 2011 and include benefits attributable to estimated future compensation increases for the pension plans.

        The 2011 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.

        The following table presents, based on current assumptions, the Company's expected contributions for the next five years and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2011	$777	$11,002	$11,779
2012	801	12,641	13,442
2013	800	12,821	13,621
2014	800	12,936	13,736
2015	800	13,114	13,914
2016-2019	3,997	68,700	72,697

        There are no expected benefit payments and contributions associated with the other post retirement benefit plans.

NOTE L—Stockholders' Equity

        The current share repurchase program which went into effect in the second quarter of 2007, allows for the repurchase of $1.5 billion of Staples common stock and has no expiration date. In 2008, prior to the acquisition of

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE L—Stockholders' Equity (Continued)

Corporate Express, the Company repurchased 2.8 million shares of the Company's common stock for a total purchase price (including commissions) of $65.0 million under the Company's share repurchase programs. The repurchase program was temporarily suspended as a result of the acquisition of Corporate Express. On June 7, 2010, the Company resumed the share repurchase program. Subsequent to this date, the Company repurchased 18.0 million shares for a total price of $367.4 million. The Company has the authority to repurchase up to $640.4 million under the share repurchase program.

NOTE M—Computation of Earnings per Common Share

        The computation of basic and diluted earnings per share for 2010, 2009, and 2008 is as follows (in thousands, except per share data):

	2010	2009	2008
Numerator:
Net income attributed to Staples, Inc.	$881,948	$738,671	$805,264
Denominator:
Weighted-average common shares outstanding	715,596	709,744	698,410
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	10,624	12,094	13,117

Weighted-average common shares outstanding assuming dilution	726,220	721,838	711,527

Basic earnings per common share	$1.23	$1.04	$1.15

Diluted earnings per common share	$1.21	$1.02	$1.13

        Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 13.3 million shares, 12.7 million shares, and 33.2 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for 2010, 2009, and 2008, respectively.

NOTE N—Segment Reporting

        Staples has three reportable segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to customers and businesses, and includes Staples Advantage, Staples.com and Quill.com. The North American Retail segment consists of the U.S. and Canadian business units that operate office products stores. The International Operations segment consists of business units that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Australia, South America and Asia.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE N—Segment Reporting (Continued)

        The following is a summary of sales, business unit income, and significant accounts and balances by reportable segment for 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Sales:
North American Delivery	$9,849,218	$9,640,390	$8,929,924
North American Retail	9,529,757	9,364,190	9,489,510
International Operations	5,166,138	5,270,871	4,664,341

Total segment sales	$24,545,113	$24,275,451	$23,083,775

Business Unit Income:
North American Delivery	$841,429	$786,723	$802,523
North American Retail	770,122	774,529	769,695
International Operations	166,606	122,028	153,886

Business unit income	1,778,157	1,683,280	1,726,104
Stock-based compensation	(146,879)	(174,691)	(180,652)

Total segment income	$1,631,278	$1,508,589	$1,545,452

Depreciation & Amortization:
North American Delivery	$157,960	$175,058	$155,496
North American Retail	217,177	229,362	259,328
International Operations	123,726	148,021	134,087

Total depreciation & amortization	$498,863	$552,441	$548,911

Capital Expenditures:
North American Delivery	$140,247	$93,309	$90,694
North American Retail	183,828	133,161	183,275
International Operations	84,814	86,758	104,360

Total capital expenditures	$408,889	$313,228	$378,329

        The following is a reconciliation of total segment income to consolidated income before income taxes for 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Total segment income	$1,631,278	$1,508,589	$1,545,452
Integration and restructuring costs	(57,765)	(84,244)	(173,524)
Impact of wage and hour settlement	—	(42,000)	—
Interest and other expense, net	(216,918)	(226,451)	(128,844)

Consolidated income before income taxes	$1,356,595	$1,155,894	$1,243,084

	January 29, 2011	January 30, 2010	January 31, 2009
Assets:
North American Delivery	$4,999,421	$4,998,220	$5,124,770
North American Retail	3,165,648	3,145,853	2,876,989
International Operations	5,746,598	5,573,261	5,087,511

Total	13,911,667	13,717,334	13,089,270
Elimination of net intercompany receivable	—	—	(16,215)

Total consolidated assets	$13,911,667	$13,717,334	$13,073,055

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE N—Segment Reporting (Continued)

  Geographic Information:

	2010	2009	2008
Sales:
United States	$16,462,822	$16,343,340	$15,787,335
Canada	2,916,153	2,661,238	2,632,099
International	5,166,138	5,270,873	4,664,341

Total consolidated sales	$24,545,113	$24,275,451	$23,083,775

	January 29, 2011	January 30, 2010	January 31, 2009
Long-lived Assets:
United States	$3,461,083	$3,561,702	$3,633,345
Canada	281,555	263,761	256,640
International	3,023,609	3,028,198	2,909,659

Total consolidated long-lived assets	$6,766,247	$6,853,661	$6,799,644

NOTE O—Guarantor Subsidiaries

        Under the terms of the Company's April 2011 Notes, the November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries (as defined in Note E) guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the April 2011 Notes, the October 2012 Notes, and the January 2014 Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 29, 2011 and January 30, 2010 and for the years ended January 29, 2011, January 30, 2010, and January 31, 2009. The Guarantor Subsidiaries are wholly owned by Staples, Inc. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE O—Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$406,821	$38,298	$1,016,138	$—	$1,461,257
Merchandise inventories, net	—	1,396,667	962,506	—	2,359,173
Other current assets	64,699	1,147,433	1,435,605	—	2,647,737

Total current assets	471,520	2,582,398	3,414,249	—	6,468,167
Net property, equipment and other assets	742,833	1,246,194	1,381,311	—	3,370,338
Goodwill	1,617,937	154,527	2,300,698	—	4,073,162
Investment in affiliates and intercompany, net	6,691,832	4,783,397	7,001,204	(18,476,433)	—

Total assets	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

Total current liabilities	$875,100	$1,454,741	$1,963,752	$—	$4,293,593
Total long-term liabilities	1,697,841	562,027	407,025	—	2,666,893
Total stockholders' equity	6,951,181	6,749,748	11,726,685	(18,476,433)	6,951,181

Total liabilities and stockholders' equity	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

Condensed Consolidating Balance Sheet
As of January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$581,095	$54,324	$780,400	$—	$1,415,819
Merchandise inventories, net	—	1,312,523	948,626	—	2,261,149
Other current assets	171,292	640,587	1,685,920	—	2,497,799

Total current assets	752,387	2,007,434	3,414,946	—	6,174,767
Net property, equipment and other assets	751,876	1,351,770	1,354,799	—	3,458,445
Goodwill	1,648,686	154,527	2,280,909	—	4,084,122
Investment in affiliates and intercompany, net	6,243,472	5,026,554	3,495,550	(14,765,576)	—

Total assets	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

Total current liabilities	$347,969	$1,733,223	$1,701,127	$—	$3,782,319
Total long-term liabilities	2,193,512	611,675	274,888	—	3,080,075
Total stockholders' equity	6,854,940	6,195,387	8,570,189	(14,765,576)	6,854,940

Total liabilities and stockholders' equity	$9,396,421	$8,540,285	$10,546,204	$(14,765,576)	$13,717,334

STAPLES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE O—Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$14,900,355	$9,644,758	$—	$24,545,113
Cost of goods sold and occupancy costs	11,277	11,126,849	6,800,832	—	17,938,958

Gross profit	(11,277)	3,773,506	2,843,926	—	6,606,155
Operating and other expenses	(893,225)	3,072,351	2,154,558	915,876	5,249,560

Consolidated income (loss) before income taxes	881,948	701,155	689,368	(915,876)	1,356,595
Income tax expense	—	318,705	149,321	—	468,026

Consolidated net income (loss)	881,948	382,450	540,047	(915,876)	888,569
Income attributed to the noncontrolling interests	—	—	6,621	—	6,621

Net income attributed to Staples, Inc.	$881,948	$382,450	$533,426	$(915,876)	$881,948

Condensed Consolidating Statement of Income
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$13,577,862	$10,697,589	$—	$24,275,451
Cost of goods sold and occupancy costs	11,324	10,043,973	7,746,251	—	17,801,548

Gross profit	(11,324)	3,533,889	2,951,338	—	6,473,903
Operating and other expenses	(749,995)	2,956,530	2,261,707	849,767	5,318,009

Consolidated income (loss) before income taxes	738,671	577,359	689,631	(849,767)	1,155,894
Income tax expense	—	174,152	224,631	—	398,783

Consolidated net income (loss)	738,671	403,207	465,000	(849,767)	757,111
Income attributed to the noncontrolling interests	—	—	18,440	—	18,440

Net income attributed to Staples, Inc.	$738,671	$403,207	$446,560	$(849,767)	$738,671

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O—Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Income
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$12,273,563	$10,810,212	$—	$23,083,775
Cost of goods sold and occupancy costs	14,126	8,981,573	7,841,140	—	16,836,839

Gross profit	(14,126)	3,291,990	2,969,072	—	6,246,936
Operating and other expenses	(819,390)	2,595,654	2,333,876	893,712	5,003,852

Consolidated income (loss) before income taxes	805,264	696,336	635,196	(893,712)	1,243,084
Income tax expense	—	309,465	119,398	—	428,863

Consolidated net income (loss)	805,264	386,871	515,798	(893,712)	814,221
Income attributed to the noncontrolling interests	—	—	8,957	—	8,957

Net income attributed to Staples, Inc.	$805,264	$386,871	$506,841	$(893,712)	$805,264

Condensed Consolidating Statement of Cash Flows
For the year ended January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$479,783	$198,293	$768,415	$1,446,491
Investing activities:
Acquisition of property and equipment	(56,984)	(214,319)	(137,586)	(408,889)
Acquisition of businesses, net of cash acquired	—	—	(63,066)	(63,066)

Cash used in investing activities	(56,984)	(214,319)	(200,652)	(471,955)
Financing activities:
Proceeds from borrowings	71,033	—	130,533	201,566
Payments on borrowings	(96,207)	—	(111,271)	(207,478)
Purchase of treasury stock, net	(398,582)	—	—	(398,582)
Cash dividends paid	(258,746)	—	—	(258,746)
Other	85,429	—	(360,595)	(275,166)

Cash used in financing activities	(597,073)	—	(341,333)	(938,406)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,308	9,308

Net increase (decrease) in cash and cash equivalents	(174,274)	(16,026)	235,738	45,438
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819

Cash and cash equivalents at end of period	$406,821	$38,298	$1,016,138	$1,461,257

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O—Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,709,923	$159,872	$214,413	$2,084,208
Investing activities:
Acquisition of property and equipment	(42,737)	(155,684)	(114,807)	(313,228)

Cash used in investing activities	(42,737)	(155,684)	(114,807)	(313,228)
Financing activities:
Payments on issuance of commercial paper	(1,195,557)	—	—	(1,195,557)
Proceeds from borrowings	869,380	—	342,044	1,211,424
Payments on borrowings, including payment of deferred financing fees	(721,044)	—	(224,289)	(945,333)
Purchase of treasury stock, net	(30,661)	—	—	(30,661)
Excess tax benefits from stock-based compensation arrangements	3,452	5,053	258	8,763
Cash dividends paid	(236,874)	—	—	(236,874)
Other	150,958	—	—	150,958

Cash (used in) provided by financing activities	(1,160,346)	5,053	118,013	(1,037,280)
Effect of exchange rate changes on cash and cash equivalents	—	—	48,345	48,345

Net increase in cash and cash equivalents	506,840	9,241	265,964	782,045
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774

Cash and cash equivalents at end of period	$581,095	$54,324	$780,400	$1,415,819

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE O—Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 31, 2009
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(3,048,263)	$175,045	$4,559,048	$1,685,830
Investing activities:
Acquisition of property and equipment	(47,017)	(174,542)	(156,770)	(378,329)
Acquisition of businesses and investments in joint ventures, net of cash acquired	—	—	(4,381,811)	(4,381,811)
Proceeds from the sale of short-term investments	27,019	—	—	27,019
Purchase of short-term investments	(3)	—	—	(3)

Cash used in investing activities	(20,001)	(174,542)	(4,538,581)	(4,733,124)
Financing activities:
Proceeds from issuance of commercial paper	1,195,557	—	—	1,195,557
Proceeds from borrowings	3,679,045			3,679,045
Payments on borrowings, including payment of deferred financing fees	(2,206,312)	—	—	(2,206,312)
Purchase of treasury stock, net	(84,961)	—	—	(84,961)
Excess tax benefits from stock-based compensation arrangements	3,783	1,968	98	5,849
Cash dividends paid	(231,465)	—	—	(231,465)
Other	148,329	—	—	148,329

Cash provided by financing activities	2,503,976	1,968	98	2,506,042
Effect of exchange rate changes on cash	—	—	(70,422)	(70,422)

Net (decrease) increase in cash and cash equivalents	(564,288)	2,471	(49,857)	(611,674)
Cash and cash equivalents at beginning of period	638,543	42,612	564,293	1,245,448

Cash and cash equivalents at end of period	$74,255	$45,083	$514,436	$633,774

NOTE P—Subsequent Events

        Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure or adjustment to these consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

NOTE Q—Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Fiscal Year Ended January 29, 2011
Sales	$6,057,795	$5,534,240	$6,537,676	$6,415,402
Gross profit	1,619,055	1,462,708	1,803,748	1,720,644
Net income attributed to Staples, Inc	188,770	129,756	288,680	274,742
Basic earnings per common share	$0.26	$0.18	$0.40	$0.39
Diluted earnings per share	$0.26	$0.18	$0.40	$0.38

	First Quarter(5)	Second Quarter(6)	Third Quarter(7)	Fourth Quarter(8)
Fiscal Year Ended January 30, 2010
Sales	$5,817,559	$5,533,779	$6,518,039	$6,406,074
Gross profit	1,525,902	1,424,257	1,766,203	1,757,541
Net income attributed to Staples, Inc	142,964	92,411	269,381	233,914
Basic earnings per common share	$0.20	$0.13	$0.38	$0.33
Diluted earnings per share	$0.20	$0.13	$0.37	$0.32

(1)
Results of operation for this period include a $13.1 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(2)
Results of operation for this period include a $13.5 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(3)
Results of operation for this period include a $5.6 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(4)
Results of operation for this period include a $4.6 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(5)
Results of operations for this period include a $12.4 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(6)
Results of operations for this period include a $19.4 million charge, net of taxes ($0.03 per diluted share) related to integration and restructuring costs.

(7)
Results of operations for this period include a $10.4 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(8)
Results of operations for this period include a $12.9 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs and a $27.5 million charge, net of taxes ($0.04 per diluted share) related to the settlement of retail wage and hour class action litigation.

(9)
Item 15(a)2

Staples, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable Allowance for Doubtful Accounts

Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Additions from Acquisition	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 31, 2009	$22,503	$28,810	$33,381	$27,401	$57,293
January 30, 2010	57,293	45,754	—	40,023	63,024
January 29, 2011	63,024	20,679	—	28,355	55,348

 EXHIBIT INDEX

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amended and Restated By-laws of the Company, as amended, dated March 10, 2009.
4.1^	Indenture, dated September 30, 2002, for the 7.375% Senior Notes due 2012, by and among the Company, the Guarantor Subsidiaries and HSBC Bank USA. Filed as Exhibit 4.1 to the Company's Form 8-K filed on October 8, 2002.
4.2^	First Supplemental Indenture (7.375% Senior Notes), entered into as of February 1, 2004, to Indenture, dated as of September 30, 2002, by and among the Company, the Subsidiary Guarantors, the Initial Subsidiary Guarantors and HSBC Bank. Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended May 1, 2004.
4.3^	Indenture, dated January 15, 2009, for the 9.75% Senior Notes due 2014, by and among the Company, the Guarantor Subsidiaries and HSBC Bank (USA) Inc. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.
4.4^	Form of 9.75% Senior Note due 2014. Filed as Exhibit 4.2 to the Company's Form 8-K filed on January 21, 2009.
4.5^	Form of 7.75% Senior Note due 2011. Filed as Exhibit 4.1 to the Company's Form 8-K filed on March 31, 2009.
10.1^	Credit Agreement, dated November 4, 2010, by and among Staples, Inc., the lenders named therein, Bank of America, N.A., as Administrative Agent, Barclays Capital and HSBC Bank USA, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, with Merrill Lynch, Pierce Fenner & Smith Incorporated, Barclays Capital and HSBC Securities (USA) Inc. having acted as joint lead arrangers and joint bookrunners (including schedules and exhibits). Filed as Exhibit 10.1 to the Company's Form 8-K filed on November 4, 2010
10.2^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Banc of America Securities LLC and the other parties thereto. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.3^	Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on August 2, 2008.
10.4^	Letter, dated as of September 29, 2008, assigning Lehman Brothers Inc. interests to Barclays Capital Inc., for the Amended and Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, Lehman Brothers Inc. and the other parties thereto. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.5^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. and the other parties thereto. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended on November 1, 2008.
10.6*^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on October 30, 2010.
10.7*^	Form of Non-Employee Director Restricted Stock Award Agreement (Initial Grant) under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.8*^	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.9*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on May 3, 2008.
10.10*^	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended January 30, 2010.

Exhibit No.	Description
10.11*^	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.12*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.13*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on July 31, 2010.
10.14*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 10, 2009.
10.15*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.16 to the Company's Form 10-K for fiscal year ended on February 2, 2008.
10.16*^**	Performance Share Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.17*^	Restricted Stock Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.18*^	Amended and Restated 1992 Equity Incentive Plan, as amended. Filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.19*^	Amended and Restated 1990 Director Stock Option Plan, as amended. Filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.20*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended on January 31, 1998.
10.21*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.22*^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 10, 2009.
10.23*^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 10, 2009.
10.24*+	Non-Management Director Compensation Summary.
10.25*^	Executive Officer Incentive Plan for fiscal years 2008 through 2012. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 13, 2008.
10.26*^	Amendment to Executive Officer Incentive Plan. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.27*^	Staples, Inc. Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 11, 2010.
10.28*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.29*^	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 29, 2000.
10.30*^	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.31*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.32*^	Offer Letter, dated as of July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2003.
10.33*^	Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on April 29, 2006.

Exhibit No.	Description
10.34*^	Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.35*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.36*^	Amendment, dated December 23, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.37*^	Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.38*^	Amendment, dated December 31, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.41 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.39*+	Long Term Care Insurance Plan Summary.
10.40*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.41*+	Executive Life Insurance Plans Summary of Provisions.
10.42*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2010.
10.43*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.44*+	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy.
10.45*+	Tax Services Reimbursement.
14.1+	Code of Ethics.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

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