Form 10-Q
period 2011-04-30
STAPLES INC
filed 2011-05-18
CIK 791519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 30, 2011

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

The registrant had 713,154,085 shares of common stock outstanding as of May 16, 2011.

STAPLES, INC. AND SUBSIDIARIES

FORM 10-Q

April 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	January 29,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$932,515	$1,461,257
Receivables, net	1,977,565	1,954,148
Merchandise inventories, net	2,569,364	2,359,173
Deferred income tax assets	296,072	295,232
Prepaid expenses and other current assets	370,419	398,357
Total current assets	6,145,935	6,468,167

Property and equipment:
Land and buildings	1,102,847	1,064,981
Leasehold improvements	1,353,570	1,328,397
Equipment	2,361,181	2,287,505
Furniture and fixtures	1,059,522	1,032,502
Total property and equipment	5,877,120	5,713,385
Less accumulated depreciation and amortization	3,718,524	3,565,614
Net property and equipment	2,158,596	2,147,771

Intangible assets, net of accumulated amortization	524,343	522,722
Goodwill	4,239,947	4,073,162
Other assets	705,032	699,845
Total assets	$13,773,853	$13,911,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,288,800	$2,208,386
Accrued expenses and other current liabilities	1,406,863	1,497,851
Debt maturing within one year	243,576	587,356
Total current liabilities	3,939,239	4,293,593

Long-term debt	1,876,861	2,014,407
Other long-term obligations	683,714	652,486

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 908,768,942 shares at April 30, 2011 and 908,449,980 shares at January 29, 2011	545	545
Additional paid-in capital	4,374,952	4,334,735
Accumulated other comprehensive income (loss)	207,322	(96,933)
Retained earnings	6,619,649	6,492,340
Less: Treasury stock at cost - 194,733,754 shares at April 30, 2011 and 187,536,869 shares at January 29, 2011	(3,935,453)	(3,786,977)
Total Staples, Inc. stockholders’ equity	7,267,015	6,943,710
Noncontrolling interests	7,024	7,471
Total stockholders’ equity	7,274,039	6,951,181
Total liabilities and stockholders’ equity	$13,773,853	$13,911,667

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Sales	$6,172,938	$6,057,795
Cost of goods sold and occupancy costs	4,536,545	4,438,740
Gross profit	1,636,393	1,619,055

Operating and other expenses:
Selling, general and administrative	1,270,774	1,220,468
Amortization of intangibles	17,292	15,399
Integration and restructuring costs	—	20,882
Total operating expenses	1,288,066	1,256,749

Operating income	348,327	362,306

Other (expense) income:
Interest income	2,459	1,771
Interest expense	(48,793)	(55,474)
Other expense	(188)	(631)
Consolidated income before income taxes	301,805	307,972
Income tax expense	104,123	115,490
Consolidated net income	197,682	192,482
(Loss) income attributed to the noncontrolling interests	(563)	3,712
Net income attributed to Staples, Inc.	$198,245	$188,770

Earnings Per Share:
Basic earnings per common share	$0.28	$0.26
Diluted earnings per common share	$0.28	$0.26

Dividends declared per common share	$0.10	$0.09

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
Operating Activities:
Consolidated net income, including income from the noncontrolling interests	$197,682	$192,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,843	125,411
Stock-based compensation	35,396	33,765
Excess tax benefits from stock-based compensation arrangements	(387)	(1,185)
Deferred income tax expense	28,079	14,641
Other	4,995	645
Changes in assets and liabilities:
Decrease in receivables	48,929	11,625
Increase in merchandise inventories	(148,738)	(26,748)
Decrease in prepaid expenses and other assets	31,060	22,150
Increase (decrease) in accounts payable	20,861	(50,833)
Decrease in accrued expenses and other liabilities	(133,519)	(134,383)
Increase in other long-term obligations	4,065	5,277
Net cash provided by operating activities	210,266	192,847

Investing Activities:
Acquisition of property and equipment	(62,617)	(48,993)
Net cash used in investing activities	(62,617)	(48,993)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	4,836	17,004
Proceeds from borrowings	39,799	61,079
Payments on borrowings, including payment of deferred financing fees	(536,294)	(36,316)
Cash dividends paid	(70,936)	(65,238)
Excess tax benefits from stock-based compensation arrangements	387	1,185
Purchase of treasury stock, net	(148,477)	(3,130)
Net cash used in financing activities	(710,685)	(25,416)

Effect of exchange rate changes on cash and cash equivalents	34,294	(867)

Net (decrease) increase in cash and cash equivalents	(528,742)	117,571
Cash and cash equivalents at beginning of period	1,461,257	1,415,819
Cash and cash equivalents at end of period	$932,515	$1,533,390

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARES

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks ended April 30, 2011 (also referred to as the “first quarter of 2011”) and the period covering the thirteen weeks ended May 1, 2010 (also referred to as the “first quarter of 2010”).  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

Prior to 2011, the Company separately tracked the integration and restructuring costs associated with the July 2008 acquisition of Corporate Express. The integration and restructuring costs represented the integration of Corporate Express with the Company’s pre-existing business and the consolidation of certain operations of the combined company.  In 2011, the Company is no longer tracking integration and restructuring costs because of the progress of the integration and the difficulty in accurately isolating such costs.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note B — New Accounting Pronouncements

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (Accounting Standards Codification (“ASC”) Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this pronouncement as of January 30, 2011, on a prospective basis.  The impact of adopting this new accounting standard was not material to the Company’s financial statements in the first quarter of fiscal 2011, and if it were applied in the same manner to fiscal 2010, it would not have had a material impact to revenue for the first quarter of 2010.  The Company does not expect the adoption of this new accounting standard to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements.

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment.  The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.  This amendment is effective for fiscal years beginning after December 15, 2010.  The Company adopted this pronouncement as of January 30, 2011.  As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the first quarter of 2011, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Note C — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express, acquisition reserves of $181.0 million were originally established.  The activity related to this reserve (in thousands) for fiscal 2011 is as follows:

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of April 30, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(2,055)	607	10,345
Facility closures	20,287	(928)	65	19,424
Other	9,344	(313)	482	9,513
Total	$41,967	$(3,415)	$1,154	$39,706

The Company believes that the reserves above should be entirely utilized by the end of fiscal year 2011, with the exception of certain payments related to facility closures that may be made over the remaining lease terms.

Note D — Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The Company has $1.5 billion, 9.75% notes due January 15, 2014 (the “January 2014 Notes”), of which $750.0 million was hedged in March 2010.  The fair value of the unhedged portion of the January 2014 Notes was determined based on quoted market prices and is classified as a Level 1 liability.  The following table reflects the difference between the carrying value and fair value of these notes as of April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011		January 29, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unhedged portion of the January 2014 Notes	$750,000	$902,890	$750,000	$915,450

The following table shows the Company’s assets and liabilities as of April 30, 2011 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Money market funds	$224,642	—	—
Derivative assets	—	$43,318	—
Liabilities
Derivative liabilities	—	$(30,425)	—

The fair value of the Company’s money market funds are based on quotes received from third party banks.  The Company’s derivative assets and liabilities are based on quotes received from third party banks and represent the estimated

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

amount the Company would receive or pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

Note E — Debt

The Company paid off in full the $500 million, 7.75% notes (the “April 2011 Notes”) on the maturity date, April 1, 2011.  The Company originally entered into the April 2011 Notes on March 27, 2009.

The major components of the Company’s outstanding debt are as follows (in thousands):

	April 30, 2011	January 29, 2011
April 2011 Notes	$—	$500,000
October 2012 Notes	325,000	325,000
January 2014 Notes	1,500,000	1,500,000
Lines of Credit	235,844	218,689
Capital lease obligations and other notes payable	16,386	13,701
	2,077,230	2,557,390
Fair value adjustments on hedged debt	43,207	44,373
Less: Current portion	(243,576)	(587,356)
Net long-term debt	$1,876,861	$2,014,407

Note F — Derivative Instruments and Hedging Activities

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

The Company classifies the fair value of all derivative contracts and the fair value of its hedged firm commitments as either current or long-term depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company’s condensed consolidated statement of cash flows in the same category as the item being hedged.

Interest Rate Swaps:   On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples’ $325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

agreement and the October 2012 Notes.  At April 30, 2011 and January 29, 2011, the interest rate swap agreement had a fair value gain of $17.6 million and $23.0 million, respectively, which were included in other assets.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2011 or 2010 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.   As of April 30, 2011 and January 29, 2011, the total notional amount of all outstanding interest rate swap agreements is AUD $60.0 million (approximately $65.6 million based on foreign exchange rates at April 30, 2011 and approximately $59.4 million based on foreign exchange rates at January 29, 2011).  Under the terms of the agreements, the Company is required to make monthly interest payments at a weighted average interest rate of 6.0% and is entitled to receive monthly interest payments at a floating rate equal to the average bid rate for borrowings having a term closest to the relevant period displayed on the appropriate page of the Reuters screen (BBSY).  The interest rate swaps are being accounted for as a cash flow hedge and the differential to be paid or received on the interest rate swap agreements is accrued and recognized as an adjustment to interest expense over the life of the agreements.  At April 30, 2011 and January 29, 2011, the interest rate swap agreements had fair value losses of $0.3 million and $0.4 million, respectively, which were included in stockholders’ equity as a component of accumulated other comprehensive income (loss).  No amounts were included in the condensed consolidated statement of income for the first quarter of 2011 or 2010 related to ineffectiveness associated with this cash flow hedge.   The amount of estimated cash flow hedges’ unrealized net gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  The swap agreement, scheduled to terminate on January 15, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes.  At April 30, 2011 and January 29, 2011, the interest rate swap agreement had a fair value gain of $25.6 million and $21.4 million, respectively, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2011 or 2010 related to ineffectiveness associated with this fair value hedge.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At April 30, 2011 and January 29, 2011, the currency swap had aggregate fair value losses of $30.1 million and $11.0 million, respectively, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of income for the first quarter of 2011 or 2010 related to ineffectiveness associated with this net investment hedge.

Accumulated other comprehensive income (loss) includes foreign currency losses, net of taxes, of $11.0 million and $6.6 million for the first quarter of 2011 and 2010, respectively.

Note G — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”)           .

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

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

In connection with its equity based employee benefit plans, Staples included $35.4 million and $33.8 million in compensation expense for the first quarter of 2011 and the first quarter of 2010, respectively.

As of April 30, 2011, Staples had $185.8 million of nonqualified stock options and Restricted Shares to be expensed over the period through August 2014.  As of April 30, 2011, the Company had 44.1 million stock options outstanding, of which 31.8 million were exercisable.  The total intrinsic value of options exercised during the first quarter of 2011 was $3.2 million.  As of April 30, 2011, the intrinsic value for outstanding nonqualified stock options was $96.9 million and the intrinsic value for exercisable nonqualified stock options was $84.4 million.  The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Note H — Pension and Other Post-Retirement Benefit Plans

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

In August 2010, the Company began sponsoring an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

The total net cost recognized for the first quarter of 2011 and 2010 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2011 and 2010.   The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of income for the first quarter of 2011 and 2010 related to the plans (in thousands):

	April 30, 2011
	Pension Plans			Post-Retirement
		International		Benefit Plan
	U.S. Plans	Plans	Total	Total
Service cost	$—	$2,403	$2,403	$454
Interest cost	466	10,179	10,645	380
Expected return on plan assets	(422)	(13,923)	(14,345)	—
Amortization of unrecognized losses and prior service costs	—	352	352	441
Total cost	$44	$(989)	$(945)	$1,275

	May 1, 2010
	Pension Plans
	U.S. Plans	International Plans	Total
Service cost	$—	$2,172	$2,172
Interest cost	463	9,045	9,508
Expected return on plan assets	(435)	(15,174)	(15,609)
Amortization of unrecognized losses	—	967	967
Total cost	$28	$(2,990)	$(2,962)

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Cash contributions made to the pension plans during the first quarter of 2011 and 2010 are as follows (in thousands):

	April 30, 2011	May 1, 2010
U.S. Pension Plans	$194	$300
International Pension Plans	1,905	1,723
Total	$2,099	$2,023

The Company expects to make additional cash contributions of $0.6 million and $11.3 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal 2011.  No cash contributions are expected to be made during 2011 to the Company’s other post-retirement benefit plans.

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity and comprehensive income attributed to Staples, Inc. and its noncontrolling interests for the first quarter of 2011 and 2010 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 29, 2011	$6,943,710	$7,471	$6,951,181
Comprehensive income:
Net income	198,245	(563)	197,682
Other comprehensive income:
Foreign currency translation adjustments, net	315,246	116	315,362
Changes in fair value of derivatives, net (1)	(10,991)	—	(10,991)
Comprehensive income	502,500	(447)	502,053
Issuance of common stock for stock options exercised	4,836	—	4,836
Stock-based compensation	35,396	—	35,396
Cash dividends paid	(70,936)	—	(70,936)
Tax benefit on exercise of options	387	—	387
Purchase of treasury stock, net	(148,477)	—	(148,477)
Other	(401)	—	(401)
Stockholders’ equity at April 30, 2011	$7,267,015	$7,024	$7,274,039

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at January 30, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	188,770	3,712	192,482
Other comprehensive income:
Foreign currency translation adjustments, net	(152,359)	(2,070)	(154,429)
Changes in fair value of derivatives, net (1)	(7,018)	432	(6,586)
Comprehensive income	29,393	2,074	31,467
Issuance of common stock for stock options exercised	17,004	—	17,004
Stock-based compensation	33,765	—	33,765
Cash dividends paid	(65,238)	—	(65,238)
Tax benefit on exercise of options	1,185	—	1,185
Purchase of treasury stock, net	(3,130)	—	(3,130)
Other	(2,052)	—	(2,052)
Stockholders’ equity at May 1, 2010	$6,782,813	$85,128	$6,867,941

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(1) Changes in the fair value of derivatives are net of a tax benefit of $8.0 million and $4.9 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) as of April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011	January 29, 2011
Foreign currency translation adjustments	$352,404	$37,158
Derivative instruments (net of taxes)	(15,198)	(4,207)
Deferred pension and other post-retirement benefit costs (net of taxes)	(129,884)	(129,884)
Accumulated other comprehensive income (loss)	$207,322	$(96,933)

Note J - Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2011 and 2010 is as follows (in thousands, except per share data):

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Numerator:
Net income attributed to Staples, Inc.	$198,245	$188,770
Denominator:
Weighted-average common shares outstanding	706,318	718,795
Effect of dilutive securities:
Employee stock options, Restricted Shares and performance shares	11,085	13,354
Weighted-average common shares outstanding assuming dilution	717,403	732,149

Basic earnings per common share	$0.28	$0.26
Diluted earnings per common share	$0.28	$0.26

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.  Options to purchase 20.6 million and 12.6 shares of Staples common stock were excluded from the calculation of diluted earnings per share at April 30, 2011 and May 1, 2010, respectively.

Note K - Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to customers and businesses and includes Staples Advantage, Staples.com and Quill.com.  The North American Retail segment consists of the U.S. and Canadian businesses that operate office products stores. The International Operations segment consists of businesses that operate office products stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Australia, South America and Asia.

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

The following is a summary of sales and business unit income by reportable segment for the first quarter of 2011 and 2010 and a reconciliation of segment income to consolidated income before income taxes (in thousands):

	13 Weeks Ended
	April 30, 2011	May 1, 2010
	Sales
North American Delivery	$2,511,646	$2,462,654
North American Retail	2,328,085	2,312,210
International Operations	1,333,207	1,282,931
Total segment sales	$6,172,938	$6,057,795

	Business Unit Income
North American Delivery	$196,850	$203,516
North American Retail	177,349	176,549
International Operations	9,524	36,888
Business unit income	$383,723	$416,953
Stock-based compensation	(35,396)	(33,765)
Total segment income	348,327	383,188
Interest and other expense, net	(46,522)	(54,334)
Integration and restructuring costs	—	(20,882)
Consolidated income before income taxes	$301,805	$307,972

Note L - Guarantor Subsidiaries

Under the terms of the Company’s November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples, the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries and non-guarantor subsidiaries as of April 30, 2011 and January 29, 2010 and for the thirteen weeks ended April 30, 2011 and May 1, 2010.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet

As of April 30, 2011

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$134,723	$45,052	$752,740	$—	$932,515
Merchandise inventories, net	—	1,458,026	1,111,338	—	2,569,364
Other current assets	199,679	1,175,243	1,269,134	—	2,644,056
Total current assets	334,402	2,678,321	3,133,212	—	6,145,935
Net property, equipment and other assets	744,975	1,148,749	1,494,247	—	3,387,971
Goodwill	1,617,937	156,303	2,465,707	—	4,239,947
Investment in affiliates and intercompany, net	6,599,408	5,620,302	6,878,627	(19,098,337)	—
Total assets	$9,296,722	$9,603,675	$13,971,793	$(19,098,337)	$13,773,853

Total current liabilities	$301,787	$1,713,354	$1,924,098	$—	$3,939,239
Total long-term liabilities	1,720,896	505,995	333,684	—	2,560,575
Total stockholders’ equity	7,274,039	7,384,326	11,714,011	(19,098,337)	7,274,039
Total liabilities and stockholders’ equity	$9,296,722	$9,603,675	$13,971,793	$(19,098,337)	$13,773,853

Condensed Consolidating Balance Sheet

As of January 29, 2011

(in thousands)

			Non-
	Staples, Inc.	Guarantor	Guarantor
	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$406,821	$38,298	$1,016,138	$—	$1,461,257
Merchandise inventories, net	—	1,396,667	962,506	—	2,359,173
Other current assets	64,699	1,147,433	1,435,605	—	2,647,737
Total current assets	471,520	2,582,398	3,414,249	—	6,468,167
Net property, equipment and other assets	742,833	1,246,194	1,381,311	—	3,370,338
Goodwill	1,617,937	154,527	2,300,698	—	4,073,162
Investment in affiliates and intercompany, net	6,691,832	4,783,397	7,001,204	(18,476,433)	—
Total assets	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

Total current liabilities	$875,100	$1,454,741	$1,963,752	$—	$4,293,593
Total long-term liabilities	1,697,841	562,027	407,025	—	2,666,893
Total stockholders’ equity	6,951,181	6,749,748	11,726,685	(18,476,433)	6,951,181
Total liabilities and stockholders’ equity	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income

For the thirteen weeks ended April 30, 2011

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,758,648	$2,414,290	$—	$6,172,938
Cost of goods sold and occupancy costs	2,514	2,798,049	1,735,982	—	4,536,545
Gross profit	(2,514)	960,599	678,308	—	1,636,393
Operating and other expenses	(200,759)	749,360	554,651	231,336	1,334,588
Consolidated income before income taxes	198,245	211,239	123,657	(231,336)	301,805
Income tax expense	—	91,209	12,914	—	104,123
Consolidated net income	198,245	120,030	110,743	(231,336)	197,682
Loss attributed to the noncontrolling interests	—	—	(563)	—	(563)
Net income attributed to Staples, Inc.	$198,245	$120,030	$111,306	$(231,336)	$198,245

Condensed Consolidating Statement of Income

For the thirteen weeks ended May 1, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,671,494	$2,386,301	$—	$6,057,795
Cost of goods sold and occupancy costs	2,960	2,745,712	1,690,068	—	4,438,740
Gross profit	(2,960)	925,782	696,233	—	1,619,055
Operating and other expenses	(191,730)	737,925	570,986	193,902	1,311,083
Consolidated income before income taxes	188,770	187,857	125,247	(193,902)	307,972
Income tax expense	—	77,717	37,773	—	115,490
Consolidated net income	188,770	110,140	87,474	(193,902)	192,482
Income attributed to the noncontrolling interests	—	—	3,712	—	3,712
Net income attributed to Staples, Inc.	$188,770	$110,140	$83,762	$(193,902)	$188,770

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended April 30, 2011

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$452,110	$37,177	$(279,021)	$210,266
Investing activities:
Acquisition of property and equipment	(7,113)	(30,695)	(24,809)	(62,617)
Cash used in investing activities	(7,113)	(30,695)	(24,809)	(62,617)
Financing activities:
Proceeds from borrowings	12,887	—	26,912	39,799
Payments on borrowings, including payment of deferred financing fees	(515,433)	—	(20,861)	(536,294)
Purchase of treasury stock, net	(148,477)	—	—	(148,477)
Excess tax benefits from stock-based compensation arrangements	28	272	87	387
Cash dividends paid	(70,936)	—	—	(70,936)
Other	4,836	—	—	4,836
Cash (used in) provided by financing activities	(717,095)	272	6,138	(710,685)
Effect of exchange rate changes on cash and cash equivalents	—	—	34,294	34,294
Net (decrease) increase in cash and cash equivalents	(272,098)	6,754	(263,398)	(528,742)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$134,723	$45,052	$752,740	$932,515

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows

For the thirteen weeks ended May 1, 2010

(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$117,801	$21,924	$53,122	$192,847
Investing activities:
Acquisition of property and equipment	(6,519)	(26,037)	(16,437)	(48,993)
Cash used in investing activities	(6,519)	(26,037)	(16,437)	(48,993)
Financing activities:
Proceeds from borrowings	13,072	—	48,007	61,079
Payments on borrowings, including payment of deferred financing fees	(36,316)	—	—	(36,316)
Purchase of treasury stock, net	(3,130)	—	—	(3,130)
Excess tax benefits from stock-based compensation arrangements	298	853	34	1,185
Cash dividends paid	(65,238)	—	—	(65,238)
Other	17,004	—	—	17,004
Cash (used in) provided by financing activities	(74,310)	853	48,041	(25,416)
Effect of exchange rate changes on cash and cash equivalents	—	—	(867)	(867)
Net increase (decrease) in cash and cash equivalents	36,972	(3,260)	83,859	117,571
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$618,067	$51,064	$864,259	$1,533,390

Note M — Commitments and Contingencies

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

The Company has become the subject of several class action lawsuits filed in various states, where the plaintiffs alleged the Company failed to comply with federal and state overtime laws and that it failed to pay them overtime because assistant store managers were misclassified as exempt from overtime pay.  In January 2010, the Company and the attorneys for the plaintiffs jointly announced a settlement of these suits initially recording a charge of $42.0 million, including interest, class counsel’s attorney’s fees and a previous jury verdict obtained in February 2009 for one of these class action lawsuits.  Under the terms of the settlement, the Company does not admit to any wrongdoing in connection with misclassification and resolves claims for damages as far back as 2002 that cover approximately 5,500 current and former associates.

In connection with the 1991 acquisition of Agena S.A., Corporate Express initiated legal proceedings against Befec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet.  Corporate Express claimed damages totaling EUR 134 million plus interest and fees.  In October 2010, the Commercial Court in France issued its judgment in this case and did not award any of the claimed damages to Corporate Express. The Company is currently appealing the judgment.

At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure in accordance with the Dutch Civil Code.  Staples and the other parties to the “squeeze out” procedure have submitted their arguments to the Enterprise Division of the Court of Appeal in Amsterdam (the “Court”) and are awaiting final judgment.  Staples recently received an interim judgment

STAPLES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

from the Court.  The Court decided to appoint a team of independent experts to determine the correct valuation for the outstanding shares of Corporate Express, and the Company expects the valuation report to be completed by October 2011.  Staples anticipates the Court will issue a final judgment as soon as possible after the valuation report is completed.  Any additional payments will be recorded in equity pursuant to ASC Topic 810, “Noncontrolling Interest in Consolidated Financial Statements.”

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

Results of Operations

We have provided below an overview of our operating results as well as a summary of our consolidated performance and details of our segment performance.  Net income is presented in our Consolidated Performance, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and as adjusted for certain items as noted in the reconciliation tables below.  Management uses non-GAAP adjusted net income, among other standards, to measure operating performance.  We have added this information because we believe it helps in understanding the results of our operations on a comparative basis.  This adjusted information supplements and is not intended to replace performance measures required by U.S. GAAP disclosure.

Overview

Major contributors to our first quarter 2011 results, as compared to the results for the first quarter 2010, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•                 On a consolidated basis, we generated $6.2 billion in sales, with sales growth of 1.9% compared to the first quarter of 2010;

•                  Our quarterly income tax rate was 34.5% for the first quarter of 2011 compared to 37.5% for the first quarter of 2010, as a result of the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of 2010;

•                  North American Delivery’s sales increased 2.0% for the quarter and business unit income rate decreased to 7.8% from 8.3%;

•                  North American Retail’s sales increased 0.7%, comparable store sales decreased by 1% and business unit income rate was unchanged at 7.6%; and

•                  International Operations’ sales increased 3.9% and business unit income rate decreased to 0.7% from 2.9%.

We continue to invest in strategic growth initiatives to drive our long term success, including technology products and services, copy and print services and facility and breakroom supplies, while maintaining our focus on customer service and expense control.  Our results for the first quarter of 2011 reflect our investments in these initiatives.

Outlook

Our current expectations for 2011 assume very little improvement in the economy, along with continued investment in our growth initiatives and competitive pricing in the Contract market to win and retain customers.  We believe that, over time, these sales initiatives combined with our ongoing focus on expense control will strengthen our results.

For the second quarter of 2011, we expect sales to be flat to slightly positive compared to the same period of 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $0.18 to $0.20. For the full year 2011, we expect sales to increase in the low single-digits compared to 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $1.35 to $1.45.

Consolidated Performance

Net income attributed to Staples, Inc. for the first quarter of 2011 was $198.2 million or $0.28 per diluted share compared to $188.8 million or $0.26 per diluted share for the first quarter of 2010.   Our results for the first quarter of 2010 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes, is shown below (amounts in thousands, except for share data):

	13 Weeks Ended
	April 30, 2011		May 1, 2010
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$198,245	$0.28	$188,770	$0.26
Adjustment, net of taxes: (1)
Integration and restructuring costs (2)	—	—	13,051	0.02
Non-GAAP adjusted net income	$198,245	$0.28	$201,821	$0.28

(1)          The tax effect of the 2010 adjustment is based on an effective tax rate of 37.5%.

(2)          See Note A in the Notes to the Condensed Consolidated Financial Statements.

Sales: Sales for the first quarter of 2011 were $6.2 billion, an increase of 1.9% from the first quarter of 2010.  Our sales growth for the first quarter of 2011 reflects the positive impact of foreign exchange rates of $116.1 million and, to a lesser extent, growth in our North American Delivery business and an increase in non-comparable sales for new stores opened in the last twelve months, partially offset by a decrease in comparable store sales in our International and North American retail businesses.

Gross Profit:  Gross profit as a percentage of sales was 26.5% for the first quarter of 2011 compared to 26.7% for the first quarter of 2010.  The decrease in gross profit rate for 2011 was primarily driven by increased fuel costs, as well as investments in supply chain systems and pricing.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.6% of sales for the first quarter of 2011 compared to 20.1% of sales for the first quarter of 2010.  This increase reflects investments in brand awareness and growth initiatives, primarily relating to labor and marketing, as well as deleverage of fixed costs in our International business partially offset by lower depreciation.

Amortization of Intangibles: Amortization of intangibles was $17.3 million for the first quarter of 2011 compared to $15.4 million for the first quarter of 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $14.3 million for the first quarter of 2011 and $12.7 million for the first quarter of 2010.

Interest Income: Interest income was $2.5 million for the first quarter of 2011 compared to $1.8 million for the first quarter of 2010.  The increase in interest income for the first quarter of 2011 was primarily due to an increase in our weighted average cash balance and an increase in interest rates.

Interest Expense: Interest expense decreased to $48.8 million for the first quarter of 2011 from $55.5 million for the first quarter of 2010.  This decrease was primarily due to a reduction in debt balances resulting from the payoff of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011 and the positive impact of our interest rate swap agreements.  Excluding the impact of our interest rate swap agreements, interest expense would have been $56.0 million for the first quarter of 2011 compared to $60.5 million for the first quarter of 2010.

Other Expense: Other expense was $0.2 million for the first quarter of 2011 compared to $0.6 million for the first quarter of 2010.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our effective tax rate was 34.5% for the first quarter of 2011 compared to 37.5% for the first quarter of 2010.  The decrease in the effective tax rate from the first quarter of 2010 to the first quarter of 2011 was due to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of fiscal 2010, which extended certain provisions in the Internal Revenue Code allowing for the deferral of United States income tax on certain unremitted foreign earnings.

Segment Performance

We have three reportable segments: North American Delivery, North American Retail and International Operations.  Our North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to customers and businesses and includes Staples Advantage, Staples.com and Quill.com.  Our North American Retail segment consists of the U.S. and Canadian businesses that operate office products stores.  Our International Operations segment consists of businesses that operate office product stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Australia, South America and Asia.

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

			April 30, 2011	May 1, 2010
	(Amounts in thousands)		Increase	Increase
	13 Weeks Ended		From	From
	April 30, 2011	May 1, 2010	Prior Year	Prior Year
Sales:
North American Delivery	$2,511,646	$2,462,654	2.0%	1.8%
North American Retail	2,328,085	2,312,210	0.7%	5.7%
International Operations	1,333,207	1,282,931	3.9%	6.0%
Total segment sales	$6,172,938	$6,057,795	1.9%	4.1%

	(Amounts in thousands)
	13 Weeks Ended		April 30, 2011	May 1, 2010
	April 30, 2011	May 1, 2010	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$196,850	$203,516	7.8%	8.3%
North American Retail	177,349	176,549	7.6%	7.6%
International Operations	9,524	36,888	0.7%	2.9%
Business unit income	383,723	416,953	6.2%	6.9%
Stock-based compensation	(35,396)	(33,765)	(0.6)%	(0.6)%
Total segment income	$348,327	$383,188	5.6%	6.3%

North American Delivery: Sales increased 2.0% for the first quarter of 2011.  This increase was driven by organic sales growth, our fourth quarter 2010 PrintSouth acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $11.3 million.  Our sales growth was favorably impacted by a slight increase in consumable products, primarily facility and breakroom supplies and paper, partially offset by a slight decrease in durables.

Business unit income as a percentage of sales decreased to 7.8% for the first quarter of 2011 from 8.3% for the first quarter of 2010, driven by a decline in product margins, primarily paper, increases in labor to support growth initiatives, higher fuel costs and investments in information systems and pricing.  These expenses were partially offset by reduced overhead and marketing.

North American Retail:  Sales increased 0.7% for the first quarter of 2011.  This increase was the result of the positive impact of foreign exchange rates of $27.4 million and, to a lesser extent, an increase in non-comparable sales for new stores opened in the past twelve months.  These increases were partially offset by a 1% decrease in comparable store sales, which reflects a decrease in customer traffic, partially offset by improved average order size.  Our comparable store sales decrease reflects a decline in durable products partially offset by an increase in consumables.  The decline in durable products was driven by computer accessories and furniture, offset by improvement in computers.  The slight increase in consumables reflects positive performance in technology services and copy and print, offset by ink and toner.

Business unit income as a percentage of sales was unchanged at 7.6% for the first quarter of 2011 compared to the first quarter of 2010, primarily reflecting improved product margins and reduced rent and occupancy costs.  These increases were offset by investments in marketing and increased labor expense.  A slight net increase in product margin was driven by improvements in the U.S., offset by declines in Canada.

International Operations: Sales increased 3.9% for the first quarter of 2011.  This increase was the result of the positive impact of foreign exchange rates of $77.4 million and, to a lesser extent, sales growth in our European delivery business, partially offset by an 11% decrease in comparable store sales in Europe and, to a lesser extent, decreased sales in our European Printing Systems business and Australia.

Business unit income as a percentage of sales decreased to 0.7% for the first quarter of 2011 from 2.9% for the first quarter of 2010.  The decrease in business unit income for the first quarter of 2011 reflects deleverage of fixed costs, including overhead, labor, distribution and rent and occupancy costs, in our European retail and Australian businesses, as well as investments in initiatives in our European delivery businesses.

Stock-Based Compensation: Stock-based compensation increased to $35.4 million for the first quarter of 2011 from $33.8 million for the first quarter of 2010.  Stock-based compensation includes expenses associated with our employee stock purchase plans and the issuance of stock options, restricted shares and performance share awards.   The increase in the expense for 2011 relates primarily to changes in our equity compensation structure.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2010 Annual Report on Form 10-K, filed on March 2, 2011, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to the Accounting Policies or our application of the Accounting Policies, as disclosed in our 2010 Annual Report on Form 10-K filed on March 2, 2011.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $210.3 million for the first quarter of 2011 compared to $192.8 million for the first quarter of 2010.  The increase in operating cash flow from 2010 to 2011 is primarily due to an increase in net income adjusted for non-cash expenses, partially offset by changes in working capital.

Cash used in investing activities was $62.6 million for the first quarter of 2011 compared to $49.0 million for the first quarter of 2010.  The increase in cash used in investing activities from 2010 to 2011 is due to an increase in capital expenditures during the first quarter of 2011, driven by additional spending on store remodel activity and facility and system integration activities.

Cash used in financing activities was $710.7 million for the first quarter of 2011 compared to $25.4 million for the first quarter of 2010.   The increase in cash used in financing activities from 2010 to 2011 is primarily related to the $500 million repayment of the April 2011 Notes and the resumption of our share repurchase program in the second quarter of 2010.  During the first quarter of 2011, we repurchased 7.1 million shares for $147.0 million.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our November 2014 Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At April 30, 2011, we had approximately $2.15 billion in total cash and funds available through credit agreements, which consisted of $1.22 billion of available credit and $932.5 million of cash and cash equivalents.

A summary, as of April 30, 2011, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	April 30, 2011
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$325,000
January 2014 Notes	—	1,500,000
November 2014 Revolving Credit Facility	1,000,000	—
Lines of credit	222,201	235,844
Other notes and capital leases	—	16,386
Total	$1,222,201	$2,077,230

At April 30, 2011, there had not been a material net change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2010 Annual Report on Form 10-K.   The April 2011 Notes were paid off in full on the maturity date, April 1, 2011.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures and other operating cash needs for at least the next twelve months.

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

We currently plan to spend approximately $340 million on capital expenditures during the last three quarters of 2011. The total 2011 capital expenditure projection represents a decrease of 2% from our 2010 capital expenditures and reflects planned investments in growth initiatives, systems and distribution networks in North America and Europe, as well as store remodels and new stores.  We expect to open approximately 30 new stores in North America, Europe and Asia during the last three quarters of 2011.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.   We consider many types of acquisitions for their strategic and other benefits.  In the past, excluding the Corporate Express acquisition, we have focused on smaller acquisitions designed to align with our existing businesses to drive long-term growth.  We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

We paid a first quarter 2011 cash dividend of $0.10 per share on April 14, 2011 to stockholders of record on March 25, 2011.  We expect the total value of quarterly cash dividend payments for fiscal 2011 to be $0.40 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2011 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Inflation and Seasonality

While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon our operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future.  We believe that our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back to school, holiday and January back to business seasons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 30, 2011, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-15 of our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of April 30, 2011, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2011, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We strive to differentiate ourselves from our competitors in part by executing our brand promise: we bring easy to your office. This involves providing our customers with solutions through a broad selection of products and services at competitive prices that meet customers’ changing needs and purchasing habits.  For example, technology has changed how people work and conduct business which impacts the types of office supplies being purchased.  We offer, among other things, convenient store locations, helpful associates, and reliable and fast order delivery.  Many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Some of our current and potential competitors are larger than we are or may have more experience in selling certain products or delivering services and may have substantially greater financial resources.  If we fail to execute on our brand promise, offer the appropriate product mix at competitive prices or are otherwise unable to differentiate ourselves from our competitors, we may be unable to attract and retain customers.

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

An important part of our business plan is to increase our presence in new markets, which could include adding delivery operations or stores in new geographic markets or selling new products and services. For example, we plan to open approximately 35 new stores in 2011. For our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish, especially as we allocate time and resources to managing the profitability of our large existing portfolio of stores and renewing our existing store leases with acceptable terms. In addition, local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Our consolidated outstanding debt as of April 30, 2011 was $2.1 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

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

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not.  In addition, companies have increasingly been subject to employment related class action litigation, and we have experienced an increase in “wage and hour” class action lawsuits.  We expect that these trends will continue to affect us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the first quarter of fiscal 2011:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 30, 2011 – February 26, 2011	1,795,074	$21.87	1,795,000	$601,136,000
February 27, 2011 – March 26, 2011	3,164,211	20.04	3,092,162	539,179,000
March 27, 2011 – April 30, 2011	2,237,600	20.47	2,237,600	493,382,000
Total for first quarter of 2011	7,196,885	$20.63	7,124,762	$493,382,000

(1)          Includes a total of 72,123 shares of our common stock withheld during the first quarter of our 2011 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)          Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)          On June 7, 2010, we announced that we were resuming the repurchase program approved by the Board of Directors in June 2007. Under the repurchase program, the Board of Directors authorized the repurchase of up to $1.5 billion of common stock.  The program has no expiration date and may be suspended or discontinued at any time.

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

STAPLES, INC.

Date: May 17, 2011	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Non-Management Director Compensation Summary
10.2+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan
10.3+	Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

+                                         Filed herewith.

++                                  Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

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