Form 10-Q
period 2011-07-30
STAPLES INC
filed 2011-08-17
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 30, 2011

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

The registrant had 709,189,395 shares of common stock outstanding as of August 15, 2011.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
July 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	July 30, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$823,124	$1,461,257
Receivables, net	1,965,860	1,970,483
Merchandise inventories, net	2,683,876	2,359,173
Deferred income tax assets	293,710	295,232
Prepaid expenses and other current assets	418,845	382,022
Total current assets	6,185,415	6,468,167

Property and equipment:
Land and buildings	1,079,954	1,064,981
Leasehold improvements	1,374,242	1,328,397
Equipment	2,336,928	2,287,505
Furniture and fixtures	1,074,943	1,032,502
Total property and equipment	5,866,067	5,713,385
Less: accumulated depreciation and amortization	3,735,916	3,565,614
Net property and equipment	2,130,151	2,147,771

Intangible assets, net of accumulated amortization	500,107	522,722
Goodwill	4,171,531	4,073,162
Other assets	694,016	699,845
Total assets	$13,681,220	$13,911,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,300,633	$2,208,386
Accrued expenses and other current liabilities	1,274,667	1,497,851
Debt maturing within one year	360,725	587,356
Total current liabilities	3,936,025	4,293,593

Long-term debt	1,930,616	2,014,407
Other long-term obligations	694,927	652,486

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 918,499,281 shares at July 30, 2011 and 908,449,980 shares at January 29, 2011	551	545
Additional paid-in capital	4,447,869	4,334,735
Accumulated other comprehensive income (loss)	90,056	(96,933)
Retained earnings	6,726,380	6,492,340
Less: Treasury stock at cost, 208,275,541 shares at July 30, 2011 and 187,536,869 shares at January 29, 2011	(4,152,180)	(3,786,977)
Total Staples, Inc. stockholders’ equity	7,112,676	6,943,710
Noncontrolling interests	6,976	7,471
Total stockholders’ equity	7,119,652	6,951,181
Total liabilities and stockholders’ equity	$13,681,220	$13,911,667

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Sales	$5,819,612	$5,534,240	$11,992,550	$11,592,035
Cost of goods sold and occupancy costs	4,279,232	4,071,532	8,815,777	8,510,272
Gross profit	1,540,380	1,462,708	3,176,773	3,081,763

Operating and other expenses:
Selling, general and administrative	1,246,047	1,158,025	2,516,821	2,378,493
Amortization of intangibles	16,194	14,886	33,486	30,285
Integration and restructuring costs	—	21,644	—	42,526
Total operating and other expenses	1,262,241	1,194,555	2,550,307	2,451,304

Operating income	278,139	268,153	626,466	630,459

Other (expense) income:
Interest income	1,519	1,891	3,978	3,662
Interest expense	(41,885)	(53,169)	(90,678)	(108,643)
Other expense	(369)	(4,604)	(557)	(5,235)
Consolidated income before income taxes	237,404	212,271	539,209	520,243
Income tax expense	61,104	79,602	165,227	195,092
Consolidated net income	176,300	132,669	373,982	325,151
(Loss) income attributed to the noncontrolling interests	(138)	2,913	(701)	6,625
Net income attributed to Staples, Inc.	$176,438	$129,756	$374,683	$318,526

Earnings Per Share:
Basic earnings per common share	$0.25	$0.18	$0.53	$0.44
Diluted earnings per common share	$0.25	$0.18	$0.53	$0.44

Dividends declared per common share	$0.10	$0.09	$0.20	$0.18

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	26 Weeks Ended
	July 30, 2011	July 31, 2010
Operating Activities:
Consolidated net income, including (loss) income from the noncontrolling interests	$373,982	$325,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,036	247,965
Stock-based compensation	81,470	69,629
Excess tax benefits from stock-based compensation arrangements	(942)	—
Deferred income tax expense	54,170	6,209
Other	9,901	(1,904)
Changes in assets and liabilities:
Decrease in receivables	58,957	15,993
Increase in merchandise inventories	(276,649)	(253,211)
Increase in prepaid expenses and other assets	(38,399)	(77,651)
Increase in accounts payable	45,794	80,583
Decrease in accrued expenses and other liabilities	(264,790)	(237,590)
Increase in other long-term obligations	13,634	70,252
Net cash provided by operating activities	302,164	245,426

Investing Activities:
Acquisition of property and equipment	(164,149)	(150,719)
Acquisition of businesses, net of cash acquired	—	(39,270)
Net cash used in investing activities	(164,149)	(189,989)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	31,559	38,443
Proceeds from issuance of commercial paper, net of repayments	254,926	—
Proceeds from borrowings	118,174	95,889
Payments on borrowings, including payment of deferred financing fees	(698,631)	(113,327)
Purchase of noncontrolling interest	—	(345,963)
Cash dividends paid	(140,643)	(130,100)
Excess tax benefits from stock-based compensation arrangements	942	—
Purchase of treasury stock, net	(365,203)	(128,745)
Net cash used in financing activities	(798,876)	(583,803)

Effect of exchange rate changes on cash and cash equivalents	22,728	(15,493)

Net decrease in cash and cash equivalents	(638,133)	(543,859)
Cash and cash equivalents at beginning of period	1,461,257	1,415,819
Cash and cash equivalents at end of period	$823,124	$871,960

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks and twenty-six weeks ended July 30, 2011 (also referred to as the “second quarter of 2011" and the "first half of 2011”) and the period covering the thirteen and twenty-six weeks ended July 31, 2010 (also referred to as the “second quarter of 2010” and the "first half of 2010").  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

Prior to 2011, the Company separately tracked the integration and restructuring costs associated with the July 2008 acquisition of Corporate Express N.V. ("Corporate Express"). The integration and restructuring costs represented the integration of Corporate Express with the Company’s pre-existing business and the consolidation of certain operations of the combined company.  In 2011, the Company is no longer tracking integration and restructuring costs because of the progress of the integration and the difficulty in accurately isolating such costs.

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

Note B — New Accounting Pronouncements

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (Accounting Standards Codification (“ASC”) Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this pronouncement as of January 30, 2011, on a prospective basis.  The impact of adopting this new accounting standard was not material to the Company’s financial statements in the first half of fiscal 2011, and if it were applied in the same manner to fiscal 2010, it would not have had a material impact to revenue for the first half of 2010.  The Company does not expect the adoption of this new accounting standard to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements.

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment.  The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.  This amendment is effective for fiscal years beginning after December 15, 2010.  The Company adopted this pronouncement as of January 30, 2011.  As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the first half of 2011, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively. The Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

In June 2011, a pronouncement was issued that amended the guidance allowing the presentation of comprehensive income

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

and its components in the statement of changes in equity. The pronouncement provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Furthermore, regardless of the presentation methodology elected, the company will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption will not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Note C — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express, acquisition reserves of $181.0 million were originally established.  The activity related to this reserve (in thousands) for fiscal 2011 is as follows:

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of July 30, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(2,904)	350	9,239
Facility closures	20,287	(1,908)	36	18,415
Other	9,344	(313)	386	9,417
Total	$41,967	$(5,244)	$772	$37,495

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

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The Company has $1.5 billion, 9.75% notes due January 15, 2014 (the “January 2014 Notes”), of which $750.0 million was hedged in March 2010.  The fair value of the unhedged portion of the January 2014 Notes was determined based on quoted market prices and is classified as a Level 1 liability.  The following table reflects the difference between the carrying value and fair value of these notes as of July 30, 2011 and January 29, 2011 (in thousands):

	July 30, 2011		January 29, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unhedged Portion of the January 2014 Notes	$750,000	$892,529	$750,000	$915,450

The following table shows the Company’s assets and liabilities as of July 30, 2011 that are measured at fair value on a recurring basis (in thousands):

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$149,363	—	—
Derivative assets	—	$46,647	—
Liabilities
Derivative liabilities	—	$(32,745)	—

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

Note E — Debt

The Company paid off in full the $500 million, 7.75% notes (the "April 2011 Notes") on the maturity date, April 1, 2011. The Company originally entered into the April 2011 Notes on March 27, 2009.

The Company has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The Company's credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A. and other lenders, which provides for a maximum borrowing of $1.0 billion, serves as a backstop to the Commercial Paper Program. Under the Commercial Paper Program, the Company uses the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined in Note L. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, the Company resumed the issuance of Notes under the Commercial Paper Program. As of July 30, 2011, $254.9 million of Notes were outstanding under the Commercial Paper Program, with a weighted average remaining maturity of 15 days and a weighted average interest rate of 0.3%.

The major components of the Company’s outstanding debt as of July 30, 2011 and January 29, 2011 are as follows (in thousands):

	July 30, 2011	January 29, 2011
April 2011 Notes	$—	$500,000
October 2012 Notes	325,000	325,000
January 2014 Notes	1,500,000	1,500,000
Commercial Paper Program	254,926	—
Lines of credit	147,163	218,689
Capital lease obligations and other notes payable	17,605	13,701
	2,244,694	2,557,390
Fair value adjustments on hedged debt	46,647	44,373
Less: Current portion	(360,725)	(587,356)
Net long-term debt	$1,930,616	$2,014,407

Note F — Derivative Instruments and Hedging Activities

Staples uses interest rate swap agreements and foreign currency swap agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.

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

Interest Rate Swaps:   On January 8, 2003, Staples entered into an interest rate swap, for an aggregate notional amount of $325 million, designed to convert Staples' $325 million, 7.375% notes due October 1, 2012 (the “October 2012 Notes”) into a variable rate obligation.  The swap agreement, scheduled to terminate on October 1, 2012, is designated as a fair value hedge of the October 2012 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 7.375% and is required to make semi-annual interest payments at a floating rate equal to the 6 month LIBOR plus 3.088%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the October 2012 Notes.  At July 30, 2011 and January 29, 2011, the interest rate swap agreement had a fair value gain of $17.9 million and $23.0 million, respectively, which were included in other assets.  No amounts were included in the condensed consolidated statement of income for the second quarter and first half of 2011 or 2010 related to ineffectiveness associated with this fair value hedge.

On March 16, 2010, Staples entered into an interest rate swap, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  The swap agreement, scheduled to terminate on January 15, 2014, is designated as a fair value hedge of half of the aggregate principal amount of the January 2014 Notes.  Under the interest rate swap agreement, Staples is entitled to receive semi-annual interest payments at a fixed rate of 9.75% and is required to make semi-annual interest payments at a floating rate equal to the 3 month LIBOR plus 7.262%. The interest rate swap agreement is being accounted for as a fair value hedge and the differential to be paid or received on the interest rate swap agreement is accrued and recognized as an adjustment to interest expense over the life of the agreement and the January 2014 Notes.  At July 30, 2011 and January 29, 2011, the interest rate swap agreement had a fair value gain of $28.8 million and $21.4 million, respectively, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the second quarter and first half of 2011 or 2010 related to ineffectiveness associated with this fair value hedge.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.  On May 5, 2011, the Company repaid the outstanding balance on these variable rate credit facilities and terminated the related interest rate swap agreements. As a result, $0.3 million was recognized as a loss related to the termination of these interest rate swap agreements.

Foreign Currency Swaps:  On August 15, 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries.   Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million in Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At July 30, 2011 and January 29, 2011, the currency swap had aggregate fair value losses of $28.9 million and $11.0 million, respectively, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of income for the second quarter and first half of 2011 or 2010 related to ineffectiveness associated with this net investment hedge.

On May 4, 2011, the Company entered into a foreign currency swap designed to convert an AUD $75 million intercompany

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement is being accounted for as a cash flow hedge. Upon maturity of the agreement in August 2011, Staples will be obligated to pay AUD $76.4 million. At July 30, 2011, the currency swap had fair value loss of $3.6 million, which was included in stockholder's equity as a component of accumulated other comprehensive income (loss). No amounts were included in the condensed consolidated statement of income for the second quarter and first half of 2011 related to ineffectiveness associated with this cash flow hedge. The amount of estimated cash flow hedge unrealized gains or losses expected to be reclassified to earnings in the next twelve months is not significant.

Accumulated other comprehensive income (loss) includes foreign currency losses, net of taxes, of $2.6 million and $13.6 million for the second quarter and first half of 2011, respectively, and foreign currency income of $2.2 million and foreign currency loss of $4.4 million for the second quarter and first half of 2010, respectively.

Note G — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity based employee benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”), and the Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”).

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

The following table summarizes the nonqualified stock options and Restricted Share activity in the first half of 2011:

	Nonqualified Stock Options (1)		Restricted Shares (2) (3)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 29, 2011	44,813,257	$19.86	14,271,158	$20.62
Granted	5,997,010	15.92	7,955,032	15.98
Exercised/Released	(1,467,274)	10.91	(4,200,274)	21.92
Canceled	(691,582)	21.40	(600,478)	20.09
Outstanding at July 30, 2011	48,651,411	$19.62	17,425,438	$18.21

Exercisable at July 30, 2011	35,207,921	$20.09

(1)
At July 30, 2011, the aggregate intrinsic value of the outstanding nonqualified stock options was $27.2 million and the aggregate intrinsic value of the exercisable nonqualified stock options was $26.3 million. The total intrinsic value of options exercised during the first half of 2011 and 2010 was $9.3 million and $13.4 million, respectively. The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

(2)
Restricted Shares do not include 0.8 million special performance and retention shares ("Performance Shares") which Staples granted to certain employees in 2010 with a fair market value of $19.27 per share. Performance Shares are awards under which restricted stock is only issued if the Company meets minimum performance targets. The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant.

(3)	The total market value of Restricted Shares vesting during the first half of 2011 and 2010 was $68.2 million and $84.8 million, respectively.

In connection with its equity based employee benefit plans, Staples included $46.1 million and $81.5 million in compensation expense for the second quarter and first half of 2011, respectively, and $35.9 million and $69.6 million in compensation expense

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

for the second quarter and first half of 2010, respectively.

As of July 30, 2011, Staples had $270.6 million of nonqualified stock options and Restricted Shares to be expensed over the period through June 2015.

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

The total net cost recognized for the second quarter and first half of 2011 and 2010 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2011 and 2010.   The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of income for the second quarter and first half of 2011 and 2010 related to the plans (in thousands):

	13 Weeks Ended July 30, 2011
	Pension Plans			Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,404	$2,404	$443
Interest cost	466	10,179	10,645	372
Expected return on plan assets	(422)	(13,923)	(14,345)	—
Amortization of unrecognized losses and prior service costs	—	352	352	431
Total cost (benefit)	$44	$(988)	$(944)	$1,246

	13 Weeks Ended July 31, 2010
	Pension Plans
	U.S. Plans	International Plans	Total
Service cost	$—	$2,172	$2,172
Interest cost	463	9,045	9,508
Expected return on plan assets	(435)	(15,174)	(15,609)
Amortization of unrecognized losses and prior service costs	—	967	967
Total cost (benefit)	$28	$(2,990)	$(2,962)

	26 Weeks Ended July 30, 2011
	Pension Plans			Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$4,807	$4,807	$897
Interest cost	932	20,358	21,290	752
Expected return on plan assets	(844)	(27,846)	(28,690)	—
Amortization of unrecognized losses and prior service costs	—	704	704	872
Total cost (benefit)	$88	$(1,977)	$(1,889)	$2,521

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	26 Weeks Ended July 31, 2010
	Pension Plans
	U.S. Plans	International Plans	Total
Service cost	$—	$4,344	$4,344
Interest cost	926	18,090	19,016
Expected return on plan assets	(870)	(30,348)	(31,218)
Amortization of unrecognized losses and prior service costs	—	1,934	1,934
Total cost (benefit)	$56	$(5,980)	$(5,924)

Cash contributions made to the pension plans during the second quarter and first half of 2011 and 2010 are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
U.S. Pension Plans	$194	$224	$388	$524
International Pension Plans	2,065	3,225	3,970	5,179
Total	$2,259	$3,449	$4,358	$5,703

The Company expects to make additional cash contributions of $0.4 million and $8.9 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal 2011.  No cash contributions are expected to be made during 2011 to the Company’s other post-retirement benefit plans.

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity and comprehensive income attributed to Staples, Inc. and its noncontrolling interests for the second quarter and first half of 2011 and 2010 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' Equity at January 30, 2011	$6,943,710	$7,471	$6,951,181
Comprehensive income:
Net income	374,683	(701)	373,982
Other comprehensive income:
Foreign currency translation adjustments, net	200,546	206	200,752
Changes in fair value of derivatives, net (1)	(13,557)	—	(13,557)
Comprehensive income	561,672	(495)	561,177
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchase plans	31,559	—	31,559
Stock-based compensation	81,470	—	81,470
Cash dividends paid	(140,643)	—	(140,643)
Excess tax benefits from stock-based compensation arrangements	942	—	942
Purchase of treasury stock, net	(365,203)	—	(365,203)
Other	(831)	—	(831)
Stockholders' Equity at July 30, 2011	$7,112,676	$6,976	$7,119,652

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 31, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	318,526	6,625	325,151
Other comprehensive income:
Foreign currency translation adjustments, net	(207,210)	(459)	(207,669)
Changes in fair value of derivatives, net (1)	(4,807)	432	(4,375)
Comprehensive income	106,509	6,598	113,107
Issuance of common stock for stock options exercised	38,443	—	38,443
Stock-based compensation	69,629	—	69,629
Purchase of noncontrolling interest, including accrued and unpaid transaction costs	(271,001)	(78,987)	(349,988)
Cash dividends paid	(130,100)	—	(130,100)
Purchase of treasury stock, net	(128,745)	—	(128,745)
Other	(5,930)	—	(5,930)
Stockholders' equity at July 31, 2010	$6,450,691	$10,665	$6,461,356

____________________________________________

(1)
Changes in the fair value of derivatives are net of a tax expense (benefit) of $0.5 million and $(7.5) million for the second quarter and the first half of 2011, respectively, and net of a tax expense (benefit) of $1.6 million and $(3.3) million for the second quarter and the first half of 2010, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) attributed to Staples, Inc. as of July 30, 2011 and January 29, 2011 (in thousands):

	July 30, 2011	January 29, 2011
Foreign currency translation adjustments	$237,704	$37,158
Derivative instruments (net of taxes)	(17,764)	(4,207)
Deferred pension and other post-retirement benefit costs (net of taxes)	(129,884)	(129,884)
Accumulated other comprehensive income (loss)	$90,056	$(96,933)

Note J — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2011 and 2010 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Numerator:
Net income attributed to Staples, Inc.	$176,438	$129,756	$374,683	$318,526
Denominator:
Weighted-average common shares outstanding	698,917	719,486	702,618	719,140
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	9,754	10,249	10,419	11,802
Weighted-average common shares outstanding assuming dilution	708,671	729,735	713,037	730,942

Basic earnings per common share	$0.25	$0.18	$0.53	$0.44
Diluted earnings per common share	$0.25	$0.18	$0.53	$0.44

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.  Options to purchase 36.0 million and 21.3 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at July 30, 2011 and July 31, 2010, respectively.

Note K — Segment Reporting

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

The following is a summary of sales and business unit income by reportable segment for the second quarter and first half of 2011 and 2010 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	Sales		Sales
North American Delivery	$2,433,217	$2,359,427	$4,944,863	$4,822,081
North American Retail	2,045,143	2,010,549	4,373,228	4,322,759
International Operations	1,341,252	1,164,264	2,674,459	2,447,195
Total segment sales	$5,819,612	$5,534,240	$11,992,550	$11,592,035

	Business Unit Income		Business Unit Income
North American Delivery	$204,765	$206,421	$401,615	$409,937
North American Retail	102,872	105,694	280,221	282,243
International Operations	16,576	13,546	26,100	50,434
Business unit income	$324,213	$325,661	$707,936	$742,614
Stock-based compensation	(46,074)	(35,864)	(81,470)	(69,629)
Interest and other expense, net	(40,735)	(55,882)	(87,257)	(110,216)
Integration and restructuring costs	—	(21,644)	—	(42,526)
Consolidated income before income taxes	$237,404	$212,271	$539,209	$520,243

Note L — Guarantor Subsidiaries

Under the terms of the Company’s November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries and non-guarantor subsidiaries as of July 30, 2011 and January 29, 2011 and for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$135,397	$46,720	$641,007	$—	$823,124
Merchandise inventories, net	—	1,567,874	1,116,002	—	2,683,876
Other current assets	396,267	1,134,647	1,147,501	—	2,678,415
Total current assets	531,664	2,749,241	2,904,510	—	6,185,415
Net property, equipment and other assets	748,902	1,124,040	1,451,332	—	3,324,274
Goodwill	1,617,937	156,303	2,397,291	—	4,171,531
Investment in affiliates and intercompany, net	6,488,004	5,220,778	7,898,838	(19,607,620)	—
Total assets	$9,386,507	$9,250,362	$14,651,971	$(19,607,620)	$13,681,220

Total current liabilities	$537,997	$1,774,964	$1,623,064	$—	$3,936,025
Total long-term liabilities	1,728,858	497,474	399,211	—	2,625,543
Total stockholders' equity	7,119,652	6,977,924	12,629,696	(19,607,620)	7,119,652
Total liabilities and stockholders' equity	$9,386,507	$9,250,362	$14,651,971	$(19,607,620)	$13,681,220

Condensed Consolidating Balance Sheet
As of January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$406,821	$38,298	$1,016,138	$—	$1,461,257
Merchandise inventories, net	—	1,396,667	962,506	—	2,359,173
Other current assets	64,699	1,147,433	1,435,605	—	2,647,737
Total current assets	471,520	2,582,398	3,414,249	—	6,468,167
Net property, equipment and other assets	742,833	1,246,194	1,381,311	—	3,370,338
Goodwill	1,617,937	154,527	2,300,698	—	4,073,162
Investment in affiliates and intercompany, net	6,691,832	4,783,397	7,001,204	(18,476,433)	—
Total assets	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

Total current liabilities	$875,100	$1,454,741	$1,963,752	$—	$4,293,593
Total long-term liabilities	1,697,841	562,027	407,025	—	2,666,893
Total stockholders' equity	6,951,181	6,749,748	11,726,685	(18,476,433)	6,951,181
Total liabilities and stockholders' equity	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the thirteen weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,495,872	$2,323,740	$—	$5,819,612
Cost of goods sold and occupancy costs	3,413	2,635,730	1,640,089	—	4,279,232
Gross profit	(3,413)	860,142	683,651	—	1,540,380
Operating and other expenses (income)	(179,851)	743,139	532,010	207,678	1,302,976
Consolidated income before income taxes	176,438	117,003	151,641	(207,678)	237,404
Income tax expense	—	53,971	7,133	—	61,104
Consolidated net income	176,438	63,032	144,508	(207,678)	176,300
Loss attributed to the noncontrolling interests	—	—	(138)	—	(138)
Net income attributed to Staples, Inc.	$176,438	$63,032	$144,646	$(207,678)	$176,438

Condensed Consolidating Statement of Income
For the thirteen weeks ended July 31, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,388,461	$2,145,779	$—	$5,534,240
Cost of goods sold and occupancy costs	2,948	2,563,640	1,504,944	—	4,071,532
Gross profit	(2,948)	824,821	640,835	—	1,462,708
Operating and other expenses (income)	(132,704)	713,255	501,526	168,360	1,250,437
Consolidated income before income taxes	129,756	111,566	139,309	(168,360)	212,271
Income tax expense	—	50,791	28,811	—	79,602
Consolidated net income	129,756	60,775	110,498	(168,360)	132,669
Income attributed to the noncontrolling interests	—	—	2,913	—	2,913
Net income attributed to Staples, Inc.	$129,756	$60,775	$107,585	$(168,360)	$129,756

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the twenty-six weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$7,254,520	$4,738,030	$—	$11,992,550
Cost of goods sold and occupancy costs	5,927	5,433,779	3,376,071	—	8,815,777
Gross profit	(5,927)	1,820,741	1,361,959	—	3,176,773
Operating and other expenses (income)	(380,610)	1,492,499	1,086,661	439,014	2,637,564
Consolidated income before income taxes	374,683	328,242	275,298	(439,014)	539,209
Income tax expense	—	145,180	20,047	—	165,227
Consolidated net income	374,683	183,062	255,251	(439,014)	373,982
Loss attributed to the noncontrolling interests	—	—	(701)	—	(701)
Net income attributed to Staples, Inc.	$374,683	$183,062	$255,952	$(439,014)	$374,683

Condensed Consolidating Statement of Income
For the twenty-six weeks ended July 31, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$7,059,955	$4,532,080	$—	$11,592,035
Cost of goods sold and occupancy costs	5,908	5,309,352	3,195,012	—	8,510,272
Gross profit	(5,908)	1,750,603	1,337,068	—	3,081,763
Operating and other expenses (income)	(324,434)	1,451,179	1,072,513	362,262	2,561,520
Consolidated income before income taxes	318,526	299,424	264,555	(362,262)	520,243
Income tax expense	—	128,508	66,584	—	195,092
Consolidated net income	318,526	170,916	197,971	(362,262)	325,151
Income attributed to the noncontrolling interests	—	—	6,625	—	6,625
Net income attributed to Staples, Inc.	$318,526	$170,916	$191,346	$(362,262)	$318,526

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the twenty-six weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash provided by operating activities	$460,425	$87,077	$(245,338)	$302,164
Investing Activities:
Acquisition of property and equipment	(16,962)	(78,979)	(68,208)	(164,149)
Cash used in investing activities	(16,962)	(78,979)	(68,208)	(164,149)
Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	254,926	—	—	254,926
Proceeds from borrowings	21,544	—	96,630	118,174
Payments on borrowings, including payment of deferred financing fees	(517,641)	—	(180,990)	(698,631)
Purchase of treasury stock, net	(365,203)	—	—	(365,203)
Excess tax benefits from stock-based compensation arrangements	571	324	47	942
Cash dividends paid	(140,643)	—	—	(140,643)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	31,559	—	—	31,559
Cash (used in) provided by financing activities	(714,887)	324	(84,313)	(798,876)
Effect of exchange rate changes on cash and cash equivalents	—	—	22,728	22,728
Net (decrease) increase in cash and cash equivalents	(271,424)	8,422	(375,131)	(638,133)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$135,397	$46,720	$641,007	$823,124

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the twenty-six weeks ended July 31, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash provided by operating activities	$116,179	$79,961	$49,286	$245,426
Investing Activities:
Acquisition of property and equipment	(24,749)	(83,332)	(42,638)	(150,719)
Acquisition of businesses, net of cash acquired	—	—	(39,270)	(39,270)
Cash used in investing activities	(24,749)	(83,332)	(81,908)	(189,989)
Financing activities:				0
Proceeds from borrowings	34,867	—	61,022	95,889
Payments on borrowings, including payment of deferred financing fees	(113,327)	—	—	(113,327)
Purchase of treasury stock, net	(128,745)	—	—	(128,745)
Cash dividends paid	(130,100)	—	—	(130,100)
Purchase of noncontrolling interest	—	—	(345,963)	(345,963)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	38,443	—	—	38,443
Cash used in financing activities	(298,862)	—	(284,941)	(583,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,493)	(15,493)
Net decrease in cash and cash equivalents	(207,432)	(3,371)	(333,056)	(543,859)
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$373,663	$50,953	$447,344	$871,960

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

At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples has worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure in accordance with the Dutch Civil Code.  Staples and the other parties to the “squeeze out” procedure have submitted their arguments to the Enterprise Division of the Court of Appeal in Amsterdam (the “Court”) and are awaiting final judgment.  Staples received an interim judgment from the Court, which resulted in the appointment of a team of independent experts to determine the correct valuation for the outstanding shares of Corporate Express. The Company expects the valuation report to be completed by October 2011.  Staples anticipates the Court will issue

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

a final judgment as soon as possible after the valuation report is completed.  Any additional payments will be recorded in equity pursuant to ASC Topic 810, “Noncontrolling Interest in Consolidated Financial Statements.”

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

Overview

Major contributors to our second quarter 2011 results, as compared to the results for the second quarter 2010, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis, we generated $5.8 billion in sales, with sales growth of 5.2%;

•	Our quarterly income tax rate was 25.7% compared to 37.5%;

•	North American Delivery’s sales increased 3.1% and business unit income rate decreased to 8.4% from 8.7%;

•	North American Retail’s sales increased 1.7%, comparable store sales were flat and business unit income rate decreased to 5.0% from 5.3%; and

•	International Operations’ sales increased 15.2%, including the favorable impact of foreign exchange rates, and business unit income rate remained unchanged at 1.2%.

We continue to invest in strategic growth initiatives to drive our long-term success, including technology products and services, copy and print services and facility and breakroom supplies, while maintaining our focus on customer service and expense control.  Our results for the second quarter of 2011 reflect our investments in these initiatives.

Outlook

For the third quarter of 2011, we expect sales to increase in the low single digits compared to the same period of 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $0.46 to $0.48. For the full year 2011, we expect sales to increase in the low single-digits compared to 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $1.42 to $1.48. Excluding the tax refund recorded in the second quarter of approximately $21 million, or

$0.03 per share, the company expects to achieve adjusted diluted earnings per share for the full year in the range of $1.39 to $1.45. Staples now anticipates its effective tax rate for the full year will be 34% percent, excluding the second quarter tax refund.

Consolidated Performance

Net income attributed to Staples, Inc. for the second quarter of 2011 was $176.4 million or $0.25 per diluted share compared to $129.8 million or $0.18 per diluted share for the second quarter of 2010.   Net income attributed to Staples, Inc. for the first half of 2011 was $374.7 million or $0.53 per diluted share compared to $318.5 million or $0.44 per diluted share for the first half of 2010. Our results for the second quarter and first half of 2011 include the receipt of a $20.8 million refund from the Italian government related to an overpayment of income taxes in previous years. Our results for the second quarter and first half of 2010 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes and the 2011 tax refund, is shown below (amounts in thousands, except for share data):

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$176,438	$0.25	$129,756	$0.18	$374,683	$0.53	$318,526	$0.44
Adjustments, net of taxes:
Integration and restructuring costs (1)(2)	—	—	13,528	0.02	—	—	26,579	0.03
Tax refund	(20,800)	(0.03)	—	—	(20,800)	(0.03)	—	—
Non-GAAP adjusted net income	$155,638	$0.22	$143,284	$0.20	$353,883	$0.50	$345,105	$0.47
____________________________________________

(1)	The tax effect of the 2010 adjustment is based on an effective tax rate of 37.5%.

(2)	See Note A in the Notes to the Condensed Consolidated Financial Statements.

Second Quarter of 2011 Compared to the Second Quarter of 2010

Sales: Sales for the second quarter of 2011 were $5.8 billion, an increase of 5.2% from the second quarter of 2010.  Our sales growth for the second quarter of 2011 reflects the positive impact of foreign exchange rates of $225.4 million and, to a lesser extent, growth in our North American Delivery business, partially offset by a decrease in comparable store sales in our International retail businesses.

Gross Profit:  Gross profit as a percentage of sales was 26.5% for the second quarter of 2011 compared to 26.4% for the second quarter of 2010.  The increase in gross profit rate for 2011 was primarily driven by improved product margins and reduced rent and occupancy in North America Retail, offset by deleverage in supply chain costs in International.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 21.4% of sales for the second quarter of 2011 compared to 20.9% of sales for the second quarter of 2010.  This increase reflects investments in labor and marketing to support growth initiatives and strengthen brand awareness, partially offset by lower depreciation.

Amortization of Intangibles: Amortization of intangibles was $16.2 million for the second quarter of 2011 compared to $14.9 million for the second quarter of 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $13.2 million for the second quarter of 2011 and $12.2 million for the second quarter of 2010.

Interest Income: Interest income was $1.5 million for the second quarter of 2011 compared to $1.9 million for the second quarter of 2010.  The decrease in interest income for the second quarter of 2011 was primarily due to a decrease in our worldwide weighted average cash balance, partially offset by an increase in foreign interest rates.

Interest Expense: Interest expense decreased to $41.9 million for the second quarter of 2011 from $53.2 million for the second quarter of 2010.  This decrease was primarily due to a reduction in debt balances resulting from the payoff of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011, the paydown and refinancing of foreign debt and liquidity facilities and the positive impact of our interest rate swap agreements.  Our interest rate swap agreements reduced interest expense by $7.0 million for the second quarter of 2011 compared to $6.3 million for the second quarter of 2010.

Other Expense: Other expense was $0.4 million for the second quarter of 2011 compared to $4.6 million for the second quarter of 2010.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our tax rate was 25.7% for the second quarter of 2011 compared to 37.5% for the second quarter of 2010.  The decrease in the tax rate from the second quarter of 2010 to the second quarter of 2011 was due to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of fiscal 2010, which extended certain provisions in the Internal Revenue Code allowing for the deferral of United States income tax on certain unremitted foreign earnings. The second quarter of 2011 also included a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Our effective tax rate applicable to results from continuing operations for the second quarter of 2011, excluding the impact of discrete items, is 34.5%.

Our effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

First Half of 2011 Compared to the First Half of 2010

Sales: Sales for the first half of 2011 were $12.0 billion, an increase of 3.5% from the first half of 2010.  Our sales growth for the first half of 2011 reflects the positive impact of foreign exchange rates of $341.5 million and, to a lesser extent, growth in our North American Delivery business, partially offset by a decrease in comparable store sales in our International and North American retail businesses.

Gross Profit:  Gross profit as a percentage of sales was 26.5% for the first half of 2011 compared to 26.6% for the first half of 2010.  The decrease in gross profit rate for 2011 was primarily driven by higher fuel costs and deleverage in supply chain, partially offset by improvements in product margin in North America Retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 21.0% of sales for the first half of 2011 compared to 20.5% of sales for the first half of 2010.  This increase reflects investments in labor and marketing to support growth initiatives and strengthen brand awareness, as well as a deleverage of fixed costs in our International business, partially offset by lower depreciation.

Amortization of Intangibles: Amortization of intangibles was $33.5 million for the first half of 2011 compared to $30.3 million for the first half of 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $27.5 million for the first half of 2011 and $24.9 million for the first half of 2010.

Interest Income: Interest income was $4.0 million for the first half of 2011 compared to $3.7 million for the first half of 2010.  The increase in interest income for the first half of 2011 was primarily due to an increase in foreign interest rates, partially offset by a decrease in worldwide weighted average cash balances and a slight decrease in U.S. interest rates.

Interest Expense: Interest expense decreased to $90.7 million for the first half of 2011 from $108.6 million for the first half of 2010.  This decrease was primarily due to a reduction in debt balances resulting from the payoff of the April 2011 Notes, the paydown and refinancing of certain debt and liquidity facilities and the positive impact of our interest rate swap agreements.  Our interest rate swap agreements reduced interest expense by $14.2 million for the first half of 2011 compared to $11.3 million for the first half of 2010.

Other Expense: Other expense was $0.6 million for the first half of 2011 compared to $5.2 million for the first half of 2010.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our tax rate was 30.6% for the first half of 2011 compared to 37.5% for the first half of 2010.  The decrease in the tax rate from the first half of 2010 to the first half of 2011 was due to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of fiscal 2010, which extended certain provisions in the Internal Revenue Code allowing for the deferral of United States income tax on certain unremitted foreign earnings. The first half of 2011 also included a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Our effective tax rate applicable to results from continuing operations for the first half of 2011, excluding the impact of discrete items, is 34.5%.

Our effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

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

Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before taxes in Note K in the Notes to the Condensed Consolidated Financial Statements).

Second Quarter of 2011 Compared to the Second Quarter of 2010

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2011 and 2010:

	(Amounts in thousands)		July 30, 2011	July 31, 2010
			Increase From Prior Year	Increase (Decrease) From Prior Year
	13 Weeks Ended
	July 30, 2011	July 31, 2010
Sales:
North American Delivery	$2,433,217	$2,359,427	3.1%	1.6%
North American Retail	2,045,143	2,010,549	1.7%	1.9%
International Operations	1,341,252	1,164,264	15.2%	(5.9)%
Total segment sales	$5,819,612	$5,534,240	5.2%	0.0%

	(Amounts in thousands) 13 Weeks Ended		July 30, 2011	July 31, 2010
	July 30, 2011	July 31, 2010	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$204,765	$206,421	8.4%	8.7%
North American Retail	102,872	105,694	5.0%	5.3%
International Operations	16,576	13,546	1.2%	1.2%
Business unit income	$324,213	$325,661	5.6%	5.9%

North American Delivery: Sales increased 3.1% for the second quarter of 2011.  This increase was driven by organic sales growth, our fourth quarter 2010 Print South acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $14.7 million.  Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, promotional products, and office supplies.

Business unit income as a percentage of sales decreased to 8.4% for the second quarter of 2011 from 8.7% for the second quarter of 2010, driven by investments in labor to support growth initiatives, higher fuel costs and investments in website development and other information systems.  These expenses were partially offset by reduced marketing expenses and improvements in supply chain.

North American Retail:  Sales increased 1.7% for the second quarter of 2011.  This increase was the result of the positive impact of foreign exchange rates of $32.0 million. Our comparable store sales were flat as a result of a decrease in customer traffic, offset by improved average order size.  Comparable store sales reflect an increase in e-readers and tablets, copy and print and technology services, as well as cut sheet paper. These increases were offset by softness in office supply accessories, computer media and imaging.

Business unit income as a percentage of sales decreased to 5.0% for the second quarter of 2011 from 5.3% for the second quarter of 2010, primarily reflecting investments in marketing and increased labor expense. These increases were partially offset by improved product margins and reduced rent and occupancy costs.

International Operations: Sales increased 15.2% for the second quarter of 2011.  This increase was the result of the positive impact of foreign exchange rates of $178.7 million and, to a lesser extent, sales growth in our European delivery businesses, partially offset by decreased sales in our European Printing Systems business and a 5% decrease in comparable store sales in Europe.

Business unit income as a percentage of sales remained unchanged at 1.2% for the second quarter of 2011 compared to the second quarter of 2010.  This reflects reduced overhead in our European office products business offset by deleverage in supply chain and labor in our European delivery and Australian businesses.

First Half of 2011 Compared to the First Half of 2010

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2011 and 2010:

	(Amounts in thousands)		July 30, 2011	July 31, 2010
			Increase From Prior Year	Increase (Decrease) From Prior Year
	26 Weeks Ended
	July 30, 2011	July 31, 2010
Sales:
North American Delivery	$4,944,863	$4,822,081	2.5%	1.7%
North American Retail	4,373,228	4,322,759	1.2%	3.9%
International Operations	2,674,459	2,447,195	9.3%	(0.1)%
Total segment sales	$11,992,550	$11,592,035	3.5%	2.1%

	(Amounts in thousands) 26 Weeks Ended		July 30, 2011	July 31, 2010
	July 30, 2011	July 31, 2010	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$401,615	$409,937	8.1%	8.5%
North American Retail	280,221	282,243	6.4%	6.5%
International Operations	26,100	50,434	1.0%	2.1%
Business unit income	$707,936	$742,614	5.9%	6.4%

North American Delivery: Sales increased 2.5% for the first half of 2011.  This increase was driven by organic sales growth, our fourth quarter 2010 PrintSouth acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $26.0 million.  Our sales growth was favorably impacted by an increase in facilities and breakroom, promotional products and office supplies.

Business unit income as a percentage of sales decreased to 8.1% for the first half of 2011 from 8.5% for the first half of 2010, driven by investments in labor to support growth initiatives, higher fuel costs and investments in website development and other information systems.  These expenses were partially offset by reduced marketing expenses and improvements in supply chain.

North American Retail:  Sales increased 1.2% for the first half of 2011.  This increase was the result of the positive impact of foreign exchange rates of $59.4 million and, to a lesser extent, an increase in non-comparable sales for new stores opened in the past twelve months.  These increases were partially offset by a 1% decrease in comparable store sales, which reflects a decrease in customer traffic, partially offset by improved average order size.  Our comparative store sales reflect a decline in computer accessories and furniture partially offset by positive performance in e-readers, tablets, technology services, and copy and print services.

Business unit income as a percentage of sales decreased to 6.4% for the first half of 2011 from 6.5% for the first half of

2010, primarily reflecting investments in marketing and increased labor expense, offset by improved product margins and reduced rent and occupancy costs.

International Operations: Sales increased 9.3% for the first half of 2011.  This increase was the result of the positive impact of foreign exchange rates of $256.1 million and, to a lesser extent, our second quarter 2010 acquisition of Oy Lindell AB, and sales growth in our European delivery business, partially offset by an 8% decrease in comparable store sales in Europe and decreased sales in our European Printing Systems business.

Business unit income as a percentage of sales decreased to 1.0% for the first half of 2011 from 2.1% for the first half of 2010.  The decrease in business unit income for the first half of 2011 reflects deleverage of fixed costs in our European retail and Australian businesses, as well as investments in labor in our European delivery businesses, partially offset by reduced overhead in our European delivery businesses.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $302.2 million for the first half of 2011 compared to $245.4 million for the first half of 2010.  The increase in operating cash flow from 2010 to 2011 is primarily due to an increase in net income adjusted for non-cash expenses and the tax refund received from the Italian government in 2011, partially offset by changes in working capital.

Cash used in investing activities was $164.1 million for the first half of 2011 compared to $190.0 million for the first half of 2010.  The decrease in cash used in investing activities from 2010 to 2011 is due to the 2010 acquisition of Oy Lindell AB ("Lindell"), a Finnish office products distributor, offset by an increase in capital expenditures during the first half of 2011, driven by additional spending on facility and system integration activities and store remodel activities.

Cash used in financing activities was $798.9 million for the first half of 2011 compared to $583.8 million for the first half of 2010.   The increase in cash used in financing activities from 2010 to 2011 is primarily related to the $500 million repayment of the April 2011 Notes and the resumption of our share repurchase program in the second quarter of 2010, offset by the prior year purchase of additional shares of Corporate Express Australia and borrowings in 2011 under our Commercial Paper Program, as defined below.  During the first half of 2011, we repurchased 19.2 million shares for $345.6 million, compared to 5.1 million shares for $101.7 million during the first half of 2010.

Sources of Liquidity

We utilize cash generated from operations, short-term investments and our November 2014 Revolving Credit Facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives.  At July 30, 2011, we had approximately $1.8 billion in total cash and funds available through credit agreements, which consisted of $978.5 million of available credit and $823.1 million of cash and cash equivalents. Of the $823.1 million in cash and cash equivalents, approximately $619.5 million is held in jurisdictions outside the United States and as a result there will be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to fund the current operations of our foreign operations and their growth initiatives. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of July 30, 2011, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	July 30, 2011
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$325,000
January 2014 Notes	—	1,500,000
November 2014 Revolving Credit Facility	745,074	—
Commercial Paper Program	—	254,926
Lines of credit	233,381	147,163
Other notes and capital leases	—	17,605
Total	$978,455	$2,244,694

At July 30, 2011, there had not been a material change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2010 Annual Report on Form 10-K. The April 2011 Notes were paid off in full on the maturity date, April 1, 2011.

We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. Our credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A. and other lenders, which provides for a maximum borrowing of $1.0 billion, serves as a backstop to the Commercial Paper Program. Under the Commercial Paper Program, we use the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined in Note L in the Notes to the Condensed Consolidated Financial Statements. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, we resumed the issuance of Notes under the Commercial Paper Program. As of July 30, 2011, $254.9 million of Notes were outstanding under the Commercial Paper Program with a weighted average remaining maturity of 15 days and a weighted average interest rate of 0.3%. During the period from when the Commercial Paper Program was resumed through the end of the second quarter of 2011, the weighted average amount outstanding under the Commercial Paper Program was $153.7 million, with a weighted average interest rate of 0.3%. The maximum amount outstanding under the Commercial Paper Program during the second quarter of 2011 was $345.0 million. During the second quarter of 2011, we borrowed under our Commercial Paper Program to support our seasonal cash requirements and stock buyback program.

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

We currently plan to spend approximately $236 million on capital expenditures during the second half of 2011. The total 2011 capital expenditure projection represents a decrease of 2% from our 2010 capital expenditures and reflects planned investments in growth initiatives, systems and distribution networks in North America and Europe, as well as store remodels and new stores.  We expect to open approximately 20 new stores during the second half of 2011.

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

We paid a second quarter 2011 cash dividend of $0.10 per share on July 14, 2011 to stockholders of record on June 24,

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 30, 2011, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-15 of our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of July 30, 2011, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 30, 2011, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

Global economic conditions could adversely affect our business and financial performance.

Our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodities costs, healthcare costs, higher interest rates and taxes, a return to tighter credit markets, turmoil in the financial markets, lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been some improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

Our market is highly competitive and we may not be able to continue to compete successfully.

The office products market is highly competitive. We compete with a variety of local, regional, national and international retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics superstores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers.

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

Our growth may strain our operations.

Our business has grown dramatically over the years, and we expect our business to continue to grow organically and through strategic acquisitions.  Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates have grown and changed, and we expect they will continue to grow and change over the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.  To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Additionally, we have outstanding notes under our commercial paper program and have outstanding obligations under our local lines of credit. Our consolidated outstanding debt as of July 30, 2011 was $2.24 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

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

Problems in our information systems and technologies may disrupt our operations.

We rely heavily on various information systems and technology to sell and deliver our office products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. Our ability to attract and retain customers, compete and operate effectively depends in part on a consistent, secure and easy to use technology infrastructure with reliable back-up systems. Any disruption to the Internet or our technology infrastructure, including a disruption affecting our Web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage and upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

Compromises of our information systems or unauthorized access to confidential information or our customers' or associates' personal information may materially harm our business or damage our reputation.

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate such information. A Staples associate, contractor or other third party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

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

As our operations grow, we are subject to claims that the technology we use or the products we sell infringe intellectual property rights of third parties. Such claims, whether meritorious or not, involve significant managerial resources and can become costly. Generally, we have indemnification protections in our agreements which our vendors or licensors have typically honored; however, there are no assurances that such vendors or licensors will continue to do so in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the second quarter of fiscal 2011:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 1, 2011 through May 28, 2011	3,334,620	$18.51	3,334,620	$431,663,000
May 29, 2011 through July 2, 2011	6,956,734	15.53	5,591,700	344,850,000
July 3, 2011 through July 30, 2011	3,198,405	15.64	3,198,281	294,816,000
Total for second quarter of 2011	13,489,759	$16.38	12,124,601	$294,816,000
____________________________________________

(1)
Includes a total of 1,365,158 shares of our common stock withheld during the second quarter of our 2011 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

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

STAPLES, INC.

Date:	August 16, 2011	By:	/s/ JOHN J. MAHONEY
John J. Mahoney
Vice Chairman and
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Label Linkbase Document.
101.PRE++	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

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