Form 10-Q
period 2011-10-29
STAPLES INC
filed 2011-11-15
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 29, 2011

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

The registrant had 699,422,666 shares of common stock outstanding as of November 11, 2011.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
October 29, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	October 29, 2011	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,060,364	$1,461,257
Receivables, net	2,125,028	1,970,483
Merchandise inventories, net	2,526,976	2,359,173
Deferred income tax assets	283,294	295,232
Prepaid expenses and other current assets	338,736	382,022
Total current assets	6,334,398	6,468,167

Property and equipment:
Land and buildings	1,075,719	1,064,981
Leasehold improvements	1,330,277	1,328,397
Equipment	2,398,539	2,287,505
Furniture and fixtures	1,080,540	1,032,502
Total property and equipment	5,885,075	5,713,385
Less: accumulated depreciation and amortization	3,794,385	3,565,614
Net property and equipment	2,090,690	2,147,771

Intangible assets, net of accumulated amortization	481,477	522,722
Goodwill	4,138,021	4,073,162
Other assets	570,431	699,845
Total assets	$13,615,017	$13,911,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,337,331	$2,208,386
Accrued expenses and other current liabilities	1,437,944	1,497,851
Debt maturing within one year	430,184	587,356
Total current liabilities	4,205,459	4,293,593

Long-term debt	1,557,063	2,014,407
Other long-term obligations	672,498	652,486

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 918,764,252 shares at October 29, 2011 and 908,449,980 shares at January 29, 2011	551	545
Additional paid-in capital	4,480,962	4,334,735
Accumulated other comprehensive income (loss)	7,086	(96,933)
Retained earnings	6,983,799	6,492,340
Less: Treasury stock at cost, 218,550,765 shares at October 29, 2011 and 187,536,869 shares at January 29, 2011	(4,299,473)	(3,786,977)
Total Staples, Inc. stockholders’ equity	7,172,925	6,943,710
Noncontrolling interests	7,072	7,471
Total stockholders’ equity	7,179,997	6,951,181
Total liabilities and stockholders’ equity	$13,615,017	$13,911,667

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Sales	$6,569,927	$6,537,676	$18,562,477	$18,129,711
Cost of goods sold and occupancy costs	4,737,146	4,733,928	13,552,923	13,244,200
Gross profit	1,832,781	1,803,748	5,009,554	4,885,511

Operating and other expenses:
Selling, general and administrative	1,283,636	1,264,676	3,800,457	3,643,169
Amortization of intangibles	15,957	15,628	49,443	45,913
Integration and restructuring costs	—	9,019	—	51,545
Total operating and other expenses	1,299,593	1,289,323	3,849,900	3,740,627

Operating income	533,188	514,425	1,159,654	1,144,884

Other (expense) income:
Interest income	1,810	2,045	5,788	5,706
Interest expense	(40,962)	(52,775)	(131,640)	(161,418)
Other expense	(3,681)	(1,824)	(4,238)	(7,059)
Consolidated income before income taxes	490,355	461,871	1,029,564	982,113
Income tax expense	164,025	173,201	329,252	368,293
Consolidated net income	326,330	288,670	700,312	613,820
(Loss) income attributed to the noncontrolling interests	(50)	(10)	(751)	6,614
Net income attributed to Staples, Inc.	$326,380	$288,680	$701,063	$607,206

Earnings Per Share:
Basic earnings per common share	$0.47	$0.40	$1.00	$0.85
Diluted earnings per common share	$0.47	$0.40	$0.99	$0.83

Dividends declared per common share	$0.10	$0.09	$0.30	$0.27

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	39 Weeks Ended
	October 29, 2011	October 30, 2010
Operating Activities:
Consolidated net income, including (loss) income from the noncontrolling interests	$700,312	$613,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,633	371,279
Stock-based compensation	117,072	109,209
Excess tax benefits from stock-based compensation arrangements	(1,023)	—
Deferred income tax expense	127,328	152,505
Other	19,828	(2,725)
Changes in assets and liabilities:
Increase in receivables	(118,920)	(145,644)
Increase in merchandise inventories	(146,023)	(134,132)
Decrease (increase) in prepaid expenses and other assets	58,692	(17,307)
Increase in accounts payable	103,474	151,913
Decrease in accrued expenses and other liabilities	(133,249)	(141,484)
Increase in other long-term obligations	7,508	46,654
Net cash provided by operating activities	1,095,632	1,004,088

Investing Activities:
Acquisition of property and equipment	(243,740)	(245,802)
Acquisition of businesses, net of cash acquired	—	(39,065)
Net cash used in investing activities	(243,740)	(284,867)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	32,989	43,868
Proceeds from borrowings	214,669	175,035
Payments on borrowings, including payment of deferred financing fees	(789,931)	(151,068)
Purchase of noncontrolling interest	(3,591)	(360,595)
Cash dividends paid	(209,604)	(194,856)
Excess tax benefits from stock-based compensation arrangements	1,023	—
Purchase of treasury stock, net	(512,496)	(285,713)
Net cash used in financing activities	(1,266,941)	(773,329)

Effect of exchange rate changes on cash and cash equivalents	14,156	8,010

Net decrease in cash and cash equivalents	(400,893)	(46,098)
Cash and cash equivalents at beginning of period	1,461,257	1,415,819
Cash and cash equivalents at end of period	$1,060,364	$1,369,721

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples”, “the Company”, “we”, “our” or “us”).  These financial statements are for the period covering the thirteen weeks and thirty-nine weeks ended October 29, 2011 (also referred to as the “third quarter of 2011" and "year-to-date 2011”) and the period covering the thirteen weeks and thirty-nine weeks ended October 30, 2010 (also referred to as the “third quarter of 2010” and "year-to-date 2010").  All intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform with the current period presentation.

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

Note B — New Accounting Pronouncements

In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (Accounting Standards Codification (“ASC”) Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this pronouncement as of January 30, 2011, on a prospective basis.  The impact of adopting this new accounting standard was not material to the Company’s financial statements in year-to-date 2011, and if it were applied in the same manner to fiscal 2010, it would not have had a material impact to revenue for year-to-date 2010.  The Company does not expect the adoption of this new accounting standard to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements.

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment.  The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.  This amendment is effective for fiscal years beginning after December 15, 2010.  The Company adopted this pronouncement as of January 30, 2011.  As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during year-to-date 2011, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

In June 2011, a pronouncement was issued that amended the guidance allowing the presentation of comprehensive income and its components in the statement of changes in equity. The pronouncement provides the option to present the total of

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Furthermore, regardless of the presentation methodology elected, the issuer will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption will not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this new accounting standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

Note C — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express, acquisition reserves of $181.0 million were originally established.  The activity related to this reserve (in thousands) for fiscal 2011 is as follows:

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of October 29, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(3,293)	272	8,772
Facility closures	20,287	(3,252)	27	17,062
Other	9,344	(347)	316	9,313
Total	$41,967	$(7,011)	$615	$35,571

The Company believes that the majority of the reserves should be utilized by the end of fiscal year 2011, with the exception of certain payments related to facility closures that may be made over the remaining lease terms.

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

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The Company has $1.5 billion, 9.75% notes due January 2014 (the “January 2014 Notes”), of which $750 million was hedged from March 2010 to September 2011. The Company received cash consideration of $30.3 million when the hedge was terminated in September 2011. The Company also has $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”), which were hedged from January 2003 to September 2011. When the hedge was terminated in September 2011, the Company received cash consideration of $12.4 million.

The fair values of the January 2014 Notes and the October 2012 Notes were determined based on quoted market prices and are classified as a Level 1 liability.  The following table reflects the difference between the carrying value and fair value of these notes as of October 29, 2011 and January 29, 2011 (in thousands). The values in the table below reflect the unhedged portion of the notes only.

	October 29, 2011		January 29, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
October 2012 Notes	$335,474	$343,517	$—	$—
January 2014 Notes	$1,528,196	$1,730,229	$750,000	$915,450

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s assets and liabilities as of October 29, 2011 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$139,576	—	—
Derivative assets	—	$8,125	—
Liabilities
Derivative liabilities	—	$(21,505)	—

The fair value of the Company’s money market funds are based on quotes received from third-party banks.  The Company’s derivative assets and liabilities are based on quotes received from third-party banks and represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

Note E — Debt

The Company repaid in full the $500 million, 7.75% notes (the "April 2011 Notes") on the maturity date, April 1, 2011. The Company originally entered into the April 2011 Notes on March 27, 2009.

The Company has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The Company's credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A. and other lenders provides for a maximum borrowing of $1.0 billion and serves as a backstop to the Commercial Paper Program. Under the Commercial Paper Program, the Company uses the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries, as defined in Note L. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, the Company resumed the issuance of Notes under the Commercial Paper Program. During the third quarter of 2011, the Company borrowed under its Commercial Paper Program to support its seasonal cash requirements and stock buyback programs. From June 2, 2011 through the end of the third quarter of 2011, the weighted average amount outstanding under the Commercial Paper Program was $85.0 million, with a weighted average interest rate of 0.4%. At the end of the third quarter of 2011, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during the third quarter of 2011 was $255.0 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The major components of the Company’s outstanding debt as of October 29, 2011 and January 29, 2011 are as follows (in thousands):

	October 29, 2011	January 29, 2011
April 2011 Notes	$—	$500,000
October 2012 Notes	335,474	325,000
January 2014 Notes	1,528,196	1,500,000
Lines of credit	108,865	218,689
Capital lease obligations and other notes payable	14,712	13,701
	1,987,247	2,557,390
Fair value adjustments on hedged debt	—	44,373
Less: Current portion	(430,184)	(587,356)
Net long-term debt	$1,557,063	$2,014,407

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

Interest Rate Swaps:   In January 2003, Staples entered into interest rate swaps, that were designated as a fair value hedge, for an aggregate notional amount of $325 million, designed to convert the October 2012 Notes into a variable rate obligation.  In September 2011, the Company terminated the $325 million interest rate swaps, recognizing a gain of $12.4 million, which is being amortized over the remaining term of the October 2012 Notes.

In March 2010, Staples entered into interest rate swaps that were designated as a fair value hedge, for an aggregate notional amount of $750 million, designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, recognizing a gain of $30.3 million, which is being amortized over the remaining term of the January 2014 Notes.

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations.  In May 2011, the Company repaid the outstanding balance on these variable rate credit facilities and terminated the related interest rate swap agreements. As a result, $0.3 million was recognized as a loss related to the termination of these interest rate swap agreements.

Foreign Currency Swaps: In August 2007, the Company entered into a $300 million foreign currency swap that has been

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300 million and will be obligated to pay 316.2 million Canadian dollars. Staples will also be entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At October 29, 2011 and January 29, 2011, the currency swap had aggregate fair value losses of $16.3 million and $11.0 million, respectively, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of income for the third quarter and year-to-date 2011 or 2010 related to ineffectiveness associated with this net investment hedge.

In May 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was being accounted for as a cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid AUD 76.4 million and recognized a gain of $0.9 million.

In August 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan has a fixed interest rate of 6.65%. The agreement is being accounted for as a fair value hedge. Upon maturity of the agreement on October 31, 2011, Staples will be obligated to pay AUD 76.4 million. At October 29, 2011, the currency swap had a fair value loss of $4.5 million, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of income for the third quarter and year-to-date 2011 related to ineffectiveness associated with this fair value hedge.

In October 2011, the Company entered into a foreign currency swap designed to convert a 118.3 million intercompany loan denominated in Canadian dollars into a fixed US dollar amount. The intercompany loan has a fixed interest rate of 1.8%. The agreement is being accounted for as a fair value hedge. Upon maturity of the agreement in December 2011, Staples will be obligated to pay $112.1 million. At October 29, 2011, the currency swap had a fair value gain of $6.9 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the third quarter and year-to-date 2011 related to ineffectiveness associated with this fair value hedge.

In October 2011, the Company entered into a foreign currency swap designed to convert a 79.5 million intercompany loan denominated in Canadian dollars into a fixed euro amount. The intercompany loan has a fixed interest rate of 1.32%. The agreement is being accounted for as a fair value hedge. Upon maturity of the agreement in December 2011, Staples will be obligated to pay $77.3 million. At October 29, 2011, the currency swap had a fair value gain of $1.2 million, which was included in other assets.  No amounts were included in the condensed consolidated statement of income for the third quarter and year-to-date 2011 related to ineffectiveness associated with this fair value hedge.

Accumulated other comprehensive income (loss) includes foreign currency gains (losses), net of taxes, of $10.9 million and $(2.7) million for the third quarter and year-to-date 2011, respectively, and foreign currency losses, net of taxes, of $1.6 million and $6.0 million for the third quarter and year-to-date 2010, respectively.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the nonqualified stock options and Restricted Share activity in year-to-date 2011:

	Nonqualified Stock Options (1)		Restricted Shares (2) (3)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 29, 2011	44,813,257	$19.86	14,271,158	$20.62
Granted	6,086,065	15.90	8,374,952	15.93
Exercised/Released	(1,629,997)	10.87	(4,347,900)	21.82
Canceled	(1,032,814)	21.23	(1,049,372)	19.18
Outstanding at October 29, 2011	48,236,511	$19.64	17,248,838	$18.13

Exercisable at October 29, 2011	34,798,180	$20.12

(1)
At October 29, 2011, the aggregate intrinsic value of the outstanding nonqualified stock options was $17.9 million and the aggregate intrinsic value of the exercisable nonqualified stock options was $17.8 million. The total intrinsic value of options exercised during year-to-date 2011 and 2010 was $9.9 million and $17.4 million, respectively. The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

(2)
Restricted Shares do not include 0.7 million special performance and retention shares ("Performance Shares") which Staples granted to certain employees in 2010 with a fair market value of $19.27 per share. Performance Shares are awards under which restricted stock is only issued if the Company meets minimum performance targets. The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant.

(3)	The total market value of Restricted Shares vesting during year-to-date 2011 and 2010 was $70.1 million and $85.0 million, respectively.

In connection with its equity based employee benefit plans, Staples included $35.6 million and $117.1 million in compensation expense for the third quarter and year-to-date 2011, respectively, and $39.6 million and $109.2 million in compensation expense for the third quarter and year-to-date 2010, respectively.

As of October 29, 2011, Staples had $240.5 million of nonqualified stock options and Restricted Shares to be expensed over the period through August 2015.

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

The total net cost recognized for the third quarter and year-to-date 2011 and 2010 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of income for the third quarter and year-to-date 2011 and 2010 related to the plans (in thousands):

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	13 Weeks Ended October 29, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,404	$2,404	$473
Interest cost	466	10,178	10,644	396
Expected return on plan assets	(422)	(13,922)	(14,344)	—
Amortization of unrecognized losses and prior service costs	—	352	352	459
Total cost (benefit)	$44	$(988)	$(944)	$1,328

	13 Weeks Ended October 30, 2010
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$1,964	$1,964	$447
Interest cost	463	8,178	8,641	347
Expected return on plan assets	(435)	(13,720)	(14,155)	—
Amortization of unrecognized losses and prior service costs	—	874	874	—
Total cost (benefit)	$28	$(2,704)	$(2,676)	$794

	39 Weeks Ended October 29, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,211	$7,211	$1,370
Interest cost	1,398	30,536	31,934	1,148
Expected return on plan assets	(1,266)	(41,768)	(43,034)	—
Amortization of unrecognized losses and prior service costs	—	1,056	1,056	1,331
Total cost (benefit)	$132	$(2,965)	$(2,833)	$3,849

	39 Weeks Ended October 30, 2010
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$6,308	$6,308	$447
Interest cost	1,389	26,268	27,657	347
Expected return on plan assets	(1,305)	(44,068)	(45,373)	—
Amortization of unrecognized losses and prior service costs	—	2,808	2,808	—
Total cost (benefit)	$84	$(8,684)	$(8,600)	$794

Cash contributions made to the pension plans during the third quarter and year-to-date 2011 and 2010 are as follows (in thousands):

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
U.S. Pension Plans	$194	$506	$582	$1,030
International Pension Plans	1,321	3,327	5,291	8,507
Total	$1,515	$3,833	$5,873	$9,537

The Company expects to make additional cash contributions of $0.2 million and $6.9 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal year 2011.  No cash contributions are expected to be made during 2011 to the Company’s other post-retirement benefit plans.

Note I — Stockholders’ Equity and Comprehensive Income

The following table reflects the changes in stockholders’ equity and comprehensive income attributed to Staples, Inc. and its noncontrolling interests for the third quarter and year-to-date 2011 and 2010 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' Equity at January 30, 2011	$6,943,710	$7,471	$6,951,181
Comprehensive income:
Net income	701,063	(751)	700,312
Other comprehensive income:
Foreign currency translation adjustments, net	106,676	352	107,028
Changes in fair value of derivatives, net (1)	(2,657)	—	(2,657)
Comprehensive income	805,082	(399)	804,683
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchase plans	32,989	—	32,989
Stock-based compensation	117,072	—	117,072
Purchase of noncontrolling interest	(3,591)	—	(3,591)
Cash dividends paid	(209,604)	—	(209,604)
Excess tax benefits from stock-based compensation arrangements	1,023	—	1,023
Purchase of treasury stock, net	(512,496)	—	(512,496)
Other	(1,260)	—	(1,260)
Stockholders' Equity at October 29, 2011	$7,172,925	$7,072	$7,179,997

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 31, 2010	$6,771,886	$83,054	$6,854,940
Comprehensive income:
Net income	607,206	6,614	613,820
Other comprehensive income:
Foreign currency translation adjustments, net	6,404	1,896	8,300
Changes in fair value of derivatives, net (1)	(6,529)	574	(5,955)
Comprehensive income	607,081	9,084	616,165
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchase plans	43,868	—	43,868
Stock-based compensation	109,209	—	109,209
Purchase of noncontrolling interest in Corporate Express Australia	(275,767)	(84,828)	(360,595)
Cash dividends paid	(194,856)	—	(194,856)
Purchase of treasury stock, net	(285,713)	—	(285,713)
Other	(253)	—	(253)
Stockholders' equity at October 30, 2010	$6,775,455	$7,310	$6,782,765

____________________________________________

(1)
Changes in the fair value of derivatives are net of a tax expense (benefit) of $5.3 million and $(2.2) million for the third quarter and year-to-date 2011, respectively, and net of a tax benefit of $1.2 million and $4.5 million for the third quarter and year-to-date 2010, respectively.

The following table summarizes the components of accumulated other comprehensive income (loss) attributed to Staples, Inc. as of October 29, 2011 and January 29, 2011 (in thousands):

	October 29, 2011	January 29, 2011
Foreign currency translation adjustments	$143,834	$37,158
Derivative instruments (net of taxes)	(6,864)	(4,207)
Deferred pension and other post-retirement benefit costs (net of taxes)	(129,884)	(129,884)
Accumulated other comprehensive income (loss)	$7,086	$(96,933)

Note J — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2011 and 2010 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator:
Net income attributed to Staples, Inc.	$326,380	$288,680	$701,063	$607,206
Denominator:
Weighted-average common shares outstanding	691,205	714,180	698,813	717,487
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	6,804	7,653	9,215	10,419
Weighted-average common shares outstanding assuming dilution	698,009	721,833	708,028	727,906

Basic earnings per common share	$0.47	$0.40	$1.00	$0.85
Diluted earnings per common share	$0.47	$0.40	$0.99	$0.83

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.  Options to purchase 42.0 million and 27.4 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at October 29, 2011 and October 30, 2010, respectively.

Note K — Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to customers and businesses and includes Staples Advantage, Staples.com and Quill.com.  The North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services. The International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Australia, South America and Asia.

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

Staples’ North American Delivery and North American Retail segments are managed separately because the way they market products is different, the classes of customers they service may be different and the distribution methods used to deliver products to customers are different.  The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

The following is a summary of sales and business unit income by reportable segment for the third quarter and year-to-date 2011 and 2010 and a reconciliation of business unit income to consolidated income before income taxes (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	Sales		Sales
North American Delivery	$2,582,729	$2,537,094	$7,527,592	$7,359,175
North American Retail	2,656,612	2,644,347	7,029,840	6,967,106
International Operations	1,330,586	1,356,235	4,005,045	3,803,430
Total segment sales	$6,569,927	$6,537,676	$18,562,477	$18,129,711

	Business Unit Income		Business Unit Income
North American Delivery	$244,997	$224,613	$646,612	$634,550
North American Retail	284,204	279,640	564,425	561,883
International Operations	39,589	58,771	65,689	109,205
Business unit income	568,790	563,024	1,276,726	1,305,638
Stock-based compensation	(35,602)	(39,580)	(117,072)	(109,209)
Interest and other expense, net	(42,833)	(52,554)	(130,090)	(162,771)
Integration and restructuring costs	—	(9,019)	—	(51,545)
Consolidated income before income taxes	$490,355	$461,871	$1,029,564	$982,113

Note L — Guarantor Subsidiaries

Under the terms of the Company’s November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries and non-guarantor subsidiaries as of October 29, 2011 and

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

January 29, 2011 and for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of October 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$297,198	$44,612	$718,554	$—	$1,060,364
Merchandise inventories, net	—	1,471,542	1,055,434	—	2,526,976
Other current assets	439,137	1,085,660	1,222,261	—	2,747,058
Total current assets	736,335	2,601,814	2,996,249	—	6,334,398
Net property, equipment and other assets	662,458	1,080,590	1,399,550	—	3,142,598
Goodwill	1,654,346	156,303	2,327,372	—	4,138,021
Investment in affiliates and intercompany, net	6,171,368	5,660,681	8,993,356	(20,825,405)	—
Total assets	$9,224,507	$9,499,388	$15,716,527	$(20,825,405)	$13,615,017

Total current liabilities	$357,159	$2,134,585	$1,713,715	$—	$4,205,459
Total long-term liabilities	1,687,351	183,249	358,961	—	2,229,561
Total stockholders' equity	7,179,997	7,181,554	13,643,851	(20,825,405)	7,179,997
Total liabilities and stockholders' equity	$9,224,507	$9,499,388	$15,716,527	$(20,825,405)	$13,615,017

Condensed Consolidating Balance Sheet
As of January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$406,821	$38,298	$1,016,138	$—	$1,461,257
Merchandise inventories, net	—	1,396,667	962,506	—	2,359,173
Other current assets	64,699	1,147,433	1,435,605	—	2,647,737
Total current assets	471,520	2,582,398	3,414,249	—	6,468,167
Net property, equipment and other assets	742,833	1,246,194	1,381,311	—	3,370,338
Goodwill	1,617,937	154,527	2,300,698	—	4,073,162
Investment in affiliates and intercompany, net	6,691,832	4,783,397	7,001,204	(18,476,433)	—
Total assets	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

Total current liabilities	$875,100	$1,454,741	$1,963,752	$—	$4,293,593
Total long-term liabilities	1,697,841	562,027	407,025	—	2,666,893
Total stockholders' equity	6,951,181	6,749,748	11,726,685	(18,476,433)	6,951,181
Total liabilities and stockholders' equity	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the thirteen weeks ended October 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$4,048,603	$2,521,324	$—	$6,569,927
Cost of goods sold and occupancy costs	2,715	2,955,171	1,779,260	—	4,737,146
Gross profit	(2,715)	1,093,432	742,064	—	1,832,781
Operating and other (income) expenses	(329,095)	777,847	538,588	355,086	1,342,426
Consolidated income before income taxes	326,380	315,585	203,476	(355,086)	490,355
Income tax expense	—	132,037	31,988	—	164,025
Consolidated net income	326,380	183,548	171,488	(355,086)	326,330
Loss attributed to the noncontrolling interests	—	—	(50)	—	(50)
Net income attributed to Staples, Inc.	$326,380	$183,548	$171,538	$(355,086)	$326,380

Condensed Consolidating Statement of Income
For the thirteen weeks ended October 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,968,034	$2,569,642	$—	$6,537,676
Cost of goods sold and occupancy costs	2,807	2,913,335	1,817,786	—	4,733,928
Gross profit	(2,807)	1,054,699	751,856	—	1,803,748
Operating and other (income) expenses	(291,487)	769,053	537,809	326,502	1,341,877
Consolidated income before income taxes	288,680	285,646	214,047	(326,502)	461,871
Income tax expense	—	127,369	45,832	—	173,201
Consolidated net income	288,680	158,277	168,215	(326,502)	288,670
Loss attributed to the noncontrolling interests	—	—	(10)	—	(10)
Net income attributed to Staples, Inc.	$288,680	$158,277	$168,225	$(326,502)	$288,680

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the thirty-nine weeks ended October 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$11,303,123	$7,259,354	$—	$18,562,477
Cost of goods sold and occupancy costs	8,642	8,388,950	5,155,331	—	13,552,923
Gross profit	(8,642)	2,914,173	2,104,023	—	5,009,554
Operating and other (income) expenses	(709,705)	2,270,346	1,625,249	794,100	3,979,990
Consolidated income before income taxes	701,063	643,827	478,774	(794,100)	1,029,564
Income tax expense	—	277,217	52,035	—	329,252
Consolidated net income	701,063	366,610	426,739	(794,100)	700,312
Loss attributed to the noncontrolling interests	—	—	(751)	—	(751)
Net income attributed to Staples, Inc.	$701,063	$366,610	$427,490	$(794,100)	$701,063

Condensed Consolidating Statement of Income
For the thirty-nine weeks ended October 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$11,027,989	$7,101,722	$—	$18,129,711
Cost of goods sold and occupancy costs	8,715	8,222,687	5,012,798	—	13,244,200
Gross profit	(8,715)	2,805,302	2,088,924	—	4,885,511
Operating and other (income) expenses	(615,921)	2,220,232	1,610,325	688,762	3,903,398
Consolidated income before income taxes	607,206	585,070	478,599	(688,762)	982,113
Income tax expense	—	255,877	112,416	—	368,293
Consolidated net income	607,206	329,193	366,183	(688,762)	613,820
Income attributed to the noncontrolling interests	—	—	6,614	—	6,614
Net income attributed to Staples, Inc.	$607,206	$329,193	$359,569	$(688,762)	$607,206

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the thirty-nine weeks ended October 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$1,077,346	$116,515	$(98,229)	$1,095,632
Investing Activities:
Acquisition of property and equipment	(29,772)	(122,964)	(91,004)	(243,740)
Cash used in investing activities	(29,772)	(122,964)	(91,004)	(243,740)
Financing Activities:
Proceeds from borrowings	75,720	12,378	126,571	214,669
Payments on borrowings, including payment of deferred financing fees	(544,385)	—	(245,546)	(789,931)
Purchase of treasury stock, net	(512,496)	—	—	(512,496)
Excess tax benefits from stock-based compensation arrangements	579	385	59	1,023
Cash dividends paid	(209,604)	—	—	(209,604)
Other	32,989	—	(3,591)	29,398
Cash (used in) provided by financing activities	(1,157,197)	12,763	(122,507)	(1,266,941)
Effect of exchange rate changes on cash and cash equivalents	—	—	14,156	14,156
Net (decrease) increase in cash and cash equivalents	(109,623)	6,314	(297,584)	(400,893)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$297,198	$44,612	$718,554	$1,060,364

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the thirty-nine weeks ended October 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash provided by operating activities	$595,676	$124,154	$284,258	$1,004,088
Investing Activities:
Acquisition of property and equipment	(35,318)	(134,207)	(76,277)	(245,802)
Acquisition of businesses, net of cash acquired	—	—	(39,065)	(39,065)
Cash used in investing activities	(35,318)	(134,207)	(115,342)	(284,867)
Financing activities:				0
Proceeds from borrowings	58,827	—	116,208	175,035
Payments on borrowings, including payment of deferred financing fees	(82,700)	—	(68,368)	(151,068)
Purchase of treasury stock, net	(285,713)	—	—	(285,713)
Cash dividends paid	(194,856)	—	—	(194,856)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	43,868	—	(360,595)	(316,727)
Cash used in financing activities	(460,574)	—	(312,755)	(773,329)
Effect of exchange rate changes on cash and cash equivalents	—	—	8,010	8,010
Net increase (decrease) in cash and cash equivalents	99,784	(10,053)	(135,829)	(46,098)
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$680,879	$44,271	$644,571	$1,369,721

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

Staples has a contractual dispute with Corely S.C./Lyreco S.A.S., as a result of acquiring Corporate Express. Prior to Staples' acquisition of Corporate Express, Corporate Express and Corely/Lyreco entered into an agreement that required Corporate Express to pay EUR 30 million to Corely/Lyreco in the event that the merger between Corporate Express and Corely/Lyreco was not completed as a result of Staples' acquisition of Corporate Express. Upon Staples' acquisition of Corporate Express, Corporate Express paid the EUR 30 million to Corely/Lyreco.  Corely/Lyreco is seeking through arbitration to have Staples gross up this payment to cover the corporate income taxes it incurred as a result of the payment.   Staples believes that it has meritorious defenses to this contractual dispute. However, there is a reasonable possibility that the arbitral tribunal could rule against Staples and require Staples to pay a portion or all of the corporate taxes incurred by Corely/Lyreco as a result of the payment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express.  Staples worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial “squeeze out” procedure in accordance with the Dutch Civil Code.  This squeeze out process turned out to be a long and cumbersome process, and in October 2011, Staples withdrew the squeeze out proceedings. Any additional payments Staples makes to purchase the remaining outstanding capital stock will be recorded in equity pursuant to ASC Topic 810, "Noncontrolling Interest in Consolidated Financial Statements."

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

Overview

Major contributors to our third quarter of 2011 results, as compared to the results for the third quarter of 2010, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis, we generated $6.6 billion in sales, with sales growth of 0.5%;

•	North American Delivery’s sales increased 1.8%, and business unit income rate increased to 9.5% from 8.9%;

•	North American Retail’s sales increased 0.5%, comparable store sales decreased 1% and business unit income rate increased to 10.7% from 10.6%;

•	International Operations’ sales decreased 1.9%, including the favorable impact of foreign exchange rates, and business unit income rate decreased to 3.0% from 4.3%; and

•	Our quarterly income tax rate was 33.5% compared to 37.5%.

We continue to invest in strategic initiatives to drive our long-term success, including technology products and services, copy and print services and facility and breakroom supplies, while maintaining our focus on customer service and expense control.  Our results for the third quarter of 2011 reflect our investments in these initiatives.

Outlook

For the fourth quarter of 2011, we expect to achieve flat to low single-digit sales growth compared to the same period of 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $0.39 to $0.43. For the full year 2011, we expect sales to increase in the low single-digits compared to 2010, resulting in expected diluted earnings per share on a U.S. GAAP basis in the range of $1.38 to $1.42. Excluding the tax refund recorded in the second quarter of 2011 of approximately

$21 million, or $0.03 per share, we expect to achieve adjusted diluted earnings per share for the full year in the range of $1.35 to $1.39. Staples anticipates its effective tax rate for the full year will be 34%, excluding the second quarter tax refund.

Consolidated Performance

Net income attributed to Staples, Inc. for the third quarter of 2011 was $326.4 million or $0.47 per diluted share compared to $288.7 million or $0.40 per diluted share for the third quarter of 2010.   Net income attributed to Staples, Inc. for year-to-date 2011 was $701.1 million or $0.99 per diluted share compared to $607.2 million or $0.83 per diluted share for year-to-date 2010. Our results for year-to-date 2011 include the receipt of a second quarter refund from the Italian government related to an overpayment of income taxes in previous years. Our results for the third quarter of 2010 and year-to-date 2010 include integration and restructuring costs.  A reconciliation of net income adjusted to remove the integration and restructuring costs, net of taxes and the 2011 tax refund, is shown below (amounts in thousands, except for per share data):

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$326,380	$0.47	$288,680	$0.40	$701,063	$0.99	$607,206	$0.83
Adjustments, net of taxes:
Integration and restructuring costs (1)(2)	—	—	5,637	0.01	—	—	32,216	0.05
Tax refund	—	—	—	—	(20,800)	(0.03)	—	—
Non-GAAP adjusted net income	$326,380	$0.47	$294,317	$0.41	$680,263	$0.96	$639,422	$0.88
__________________________________________

(1)	The tax effect of the 2010 adjustment is based on an effective tax rate of 37.5%.

(2)	See Note A in the Notes to the Condensed Consolidated Financial Statements.

Third Quarter of 2011 Compared to the Third Quarter of 2010

Sales: Sales for the third quarter of 2011 were $6.6 billion, an increase of 0.5% from the third quarter of 2010.  Our sales growth for the third quarter of 2011 reflects the positive impact of foreign exchange rates of $95.2 million and, to a lesser extent, growth in our North American Delivery business, partially offset by a decrease in comparable store sales in our International and North American retail businesses.

Gross Profit:  Gross profit as a percentage of sales was 27.9% for the third quarter of 2011 compared to 27.6% for the third quarter of 2010.  The increase in gross profit rate for 2011 was primarily the result of improved product margins, offset by deleverage in supply chain costs, driven by higher fuel costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 19.5% of sales for the third quarter of 2011 compared to 19.3% of sales for the third quarter of 2010.  This increase reflects investments in labor to support growth initiatives and deleverage of international fixed costs, partially offset by lower depreciation.

Amortization of Intangibles: Amortization of intangibles was $16.0 million for the third quarter of 2011 compared to $15.6 million for the third quarter of 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $13.0 million for the third quarter of 2011 and $12.6 million for the third quarter of 2010.

Interest Income: Interest income was $1.8 million for the third quarter of 2011 compared to $2.0 million for the third quarter of 2010.  The decrease in interest income for the third quarter of 2011 was primarily due to a decrease in our worldwide weighted average cash balances, partially offset by an increase in foreign interest rates.

Interest Expense: Interest expense decreased to $41.0 million for the third quarter of 2011 from $52.8 million for the third quarter of 2010.  This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011 and the paydown and refinancing of foreign debt and liquidity facilities.   Our interest rate swap agreements that were terminated in September 2011 reduced interest expense by $6.2 million for the third quarter of 2011 compared to $6.9 million for the third quarter of 2010.

Other Expense: Other expense was $3.7 million for the third quarter of 2011 compared to $1.8 million for the third quarter of 2010.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our tax rate was 33.5% for the third quarter of 2011 compared to 37.5% for the third quarter of 2010.  The decrease in the tax rate from the third quarter of 2010 to the third quarter of 2011 was primarily due to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of fiscal 2010, which extended certain provisions in the Internal Revenue Code allowing for the deferral of United States income tax on certain unremitted foreign earnings.

Our effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate. As a result, our estimated effective tax rate applicable to results from continuing operations decreased from 34.5% to 34% for fiscal 2011.

Year-to-date 2011 Compared to Year-to-date 2010

Sales: Sales for year-to-date 2011 were $18.6 billion, an increase of 2.4% from year-to-date 2010.  Our sales growth for year-to-date 2011 reflects the positive impact of foreign exchange rates of $436.6 million and, to a lesser extent, growth in our North American Delivery business, partially offset by a decrease in comparable store sales in our International and North American retail businesses.

Gross Profit:  Gross profit as a percentage of sales was 27.0% for year-to-date 2011 compared to 26.9% for year-to-date 2010.  The increase in gross profit rate for 2011 was primarily the result of improvements in North American Retail product margins, partially offset by deleverage in supply chain costs, driven by higher fuel costs.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.5% of sales for year-to-date 2011 compared to 20.1% of sales for year-to-date 2010.  This increase reflects investments in labor and marketing to support growth initiatives and strengthen brand awareness and deleverage of international fixed costs, partially offset by lower depreciation.

Amortization of Intangibles: Amortization of intangibles was $49.4 million for year-to-date 2011 compared to $45.9 million for year-to-date 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $40.5 million for year-to-date 2011 and $37.5 million for year-to-date 2010.

Interest Income: Interest income was $5.8 million for year-to-date 2011 compared to $5.7 million for year-to-date 2010.  The increase in interest income for year-to-date 2011 was primarily due to an increase in foreign interest rates, offset by a decrease in worldwide weighted average cash balances and a slight decrease in U.S. interest rates.

Interest Expense: Interest expense decreased to $131.6 million for year-to-date 2011 from $161.4 million for year-to-date 2010.  This decrease was primarily due to a reduction in debt balances resulting from the repayment of the April 2011 Notes, the paydown and refinancing of certain debt and liquidity facilities and the positive impact of our interest rate swap agreements.  Our interest rate swap agreements reduced interest expense by $20.4 million for year-to-date 2011 compared to $18.1 million for year-to-date 2010.

Other Expense: Other expense was $4.2 million for year-to-date 2011 compared to $7.1 million for year-to-date 2010.  These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.

Income Taxes:  Our tax rate was 32.0% for year-to-date 2011 compared to 37.5% for year-to-date 2010.  The decrease in the tax rate from year-to-date 2010 to year-to-date 2011 was primarily due to the enactment of The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act in the fourth quarter of fiscal 2010, which extended certain provisions in the Internal Revenue Code allowing for the deferral of United States income tax on certain unremitted foreign earnings. Year-to-date 2011 also included a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Our effective tax rate applicable to results from continuing operations for year-to-date 2011, excluding the impact of discrete items, is 34%.

Our effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Segment Performance

We have three reportable segments: North American Delivery, North American Retail and International Operations.  Our North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to customers and businesses and includes Staples Advantage, Staples.com and Quill.com.  Our North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services.  Our International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to customers and businesses in 24 countries in Europe, Australia, South America and Asia.

Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before taxes in Note K in the Notes to the Condensed Consolidated Financial Statements).

Third Quarter of 2011 Compared to the Third Quarter of 2010

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2011 and 2010:

	(Amounts in thousands)		October 29, 2011	October 30, 2010
			Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
	13 Weeks Ended
	October 29, 2011	October 30, 2010
Sales:
North American Delivery	$2,582,729	$2,537,094	1.8%	2.5%
North American Retail	2,656,612	2,644,347	0.5%	0.6%
International Operations	1,330,586	1,356,235	(1.9)%	(4.1)%
Total segment sales	$6,569,927	$6,537,676	0.5%	0.3%

	(Amounts in thousands) 13 Weeks Ended		October 29, 2011	October 30, 2010
	October 29, 2011	October 30, 2010	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$244,997	$224,613	9.5%	8.9%
North American Retail	284,204	279,640	10.7%	10.6%
International Operations	39,589	58,771	3.0%	4.3%
Business unit income	$568,790	$563,024	8.7%	8.6%

North American Delivery: Sales increased 1.8% for the third quarter of 2011.  This increase was driven by organic sales growth, our fourth quarter 2010 Print South acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $6.1 million.  Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, promotional products, tablets, laptops and computer accessories. This growth was partially offset by softness in paper.

Business unit income as a percentage of sales increased to 9.5% for the third quarter of 2011 from 8.9% for the third quarter of 2010, driven by improved profitability in our Canadian delivery businesses and in our facilities and breakroom and promotional products businesses in the U.S. These improvements were partially offset by investments in website development and other information systems, higher fuel costs and investments in labor to support growth initiatives.

North American Retail:  Sales increased 0.5% for the third quarter of 2011.  This increase was the result of the positive impact of foreign exchange rates of $20.4 million and, to a lesser extent, non-comparable sales for new stores opened in the last twelve months. These increases were offset by a 1% decline in comparable store sales, reflecting a 1% decrease in customer traffic and flat average order size.  Comparable store sales reflect a softness in desktop computers, software and computer media, partially offset by positive performance in laptops and tablets.

Business unit income as a percentage of sales increased to 10.7% for the third quarter of 2011 from 10.6% for the third quarter of 2010, primarily reflecting improved product margins. These increases were partially offset by increased labor expense, investments in new initiatives and increased marketing expenses.

International Operations: Sales decreased 1.9% for the third quarter of 2011.  This decrease was the result of a 12% decrease in comparable store sales in Europe and, to a lesser extent, decreased sales in Australia and in our European Printing Systems businesses, partially offset by the positive impact of foreign exchange rates of $68.7 million.

Business unit income as a percentage of sales decreased to 3.0% for the third quarter of 2011 from 4.3% for the third quarter of 2010.  This reflects deleverage of fixed costs in Australia and in our European retail businesses. Business unit income was positively impacted by a gain on the sale of a building in our European Printing Systems business and overall reduced marketing expense in our European businesses.

Year-to-date 2011 Compared to Year-to-date2010

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2011 and 2010:

	(Amounts in thousands)		October 29, 2011	October 30, 2010
			Increase From Prior Year	Increase (Decrease) From Prior Year
	39 Weeks Ended
	October 29, 2011	October 30, 2010
Sales:
North American Delivery	$7,527,592	$7,359,175	2.3%	2.0%
North American Retail	7,029,840	6,967,106	0.9%	2.6%
International Operations	4,005,045	3,803,430	5.3%	(1.5)%
Total segment sales	$18,562,477	$18,129,711	2.4%	1.5%

	(Amounts in thousands) 39 Weeks Ended		October 29, 2011	October 30, 2010
	October 29, 2011	October 30, 2010	% of Sales	% of Sales
Business Unit Income:
North American Delivery	$646,612	$634,550	8.6%	8.6%
North American Retail	564,425	561,883	8.0%	8.1%
International Operations	65,689	109,205	1.6%	2.9%
Business unit income	$1,276,726	$1,305,638	6.9%	7.2%

North American Delivery: Sales increased 2.3% for year-to-date 2011.  This increase was driven by organic sales growth, our fourth quarter 2010 Print South acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $32.1 million.  Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, promotional products and computer accessories. This growth was partially offset by softness in copier and fax cartridges and paper.

Business unit income as a percentage of sales remained flat at 8.6% for year-to-date 2011 compared to year-to-date 2010, driven by investments in labor to support growth initiatives, investments in website development and other information systems and higher fuel costs.  These expenses were offset by improved profitability in our Canadian delivery businesses and in our facilities and breakroom and promotional products businesses in the U.S., as well as reduced marketing expenses.

North American Retail:  Sales increased 0.9% for year-to-date 2011.  This increase was the result of the positive impact of foreign exchange rates of $79.8 million and, to a lesser extent, an increase in non-comparable sales for new stores opened in the past twelve months.  These increases were partially offset by a 1% decrease in comparable store sales, which reflects a decrease in customer traffic and flat average order size.  Comparable store sales reflect a softness in computer media, software and computer accessories, partially offset by positive performance in tablets, laptops, e-readers, and copy and print services.

Business unit income as a percentage of sales decreased to 8.0% for year-to-date 2011 from 8.1% for year-to-date 2010, primarily reflecting investments in marketing and increased labor expense, as well as investments in new initiatives, offset by improved product margins and reduced rent and occupancy costs.

International Operations: Sales increased 5.3% for year-to-date 2011.  This increase was the result of the positive impact of foreign exchange rates of $324.8 million and, to a lesser extent, our second quarter 2010 acquisition of Oy Lindell AB and sales growth in our European delivery business, partially offset by a 10% decrease in comparable store sales in Europe and decreased sales in our European Printing Systems and Australian businesses.

Business unit income as a percentage of sales decreased to 1.6% for year-to-date 2011 from 2.9% for year-to-date 2010.  The decrease in business unit income for year-to-date 2011 reflects deleverage of fixed costs and investments in systems in our Australian business and deleverage of fixed costs in our European retail businesses.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $1.10 billion for year-to-date2011 compared to $1.00 billion for year-to-date 2010.  The increase in operating cash flow from 2010 to 2011 was primarily due to an increase in net income adjusted for non-cash expenses and the tax refund received from the Italian government in 2011, partially offset by changes in working capital.

Cash used in investing activities was $243.7 million for year-to-date 2011 compared to $284.9 million for year-to-date 2010.  The decrease in cash used in investing activities from 2010 to 2011 was due to the 2010 acquisition of Oy Lindell AB ("Lindell"), a Finnish office products distributor, combined with a small decrease in capital expenditures during year-to-date 2011, driven by a reduction in spending on facility and system integration activities and store remodel activities.

Cash used in financing activities was $1.27 billion for year-to-date 2011 compared to $773.3 million for year-to-date 2010.   The increase in cash used in financing activities from 2010 to 2011 is primarily related to the $500 million repayment of the April 2011 Notes and increased purchases under our share repurchase program, offset by the prior year purchase of additional shares of Corporate Express Australia.  During year-to-date 2011, we repurchased 29.5 million shares for $490.0 million, compared to 13.1 million shares for $257.8 million during year-to-date 2010.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations, short-term investments and our credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A. and other lenders, which provides for a maximum borrowing of $1.0 billion.  At October 29, 2011, we had approximately $2.33 billion in total cash and funds available through credit agreements, which consisted of $1.27 billion of available credit and $1.06 billion of cash and cash equivalents. Of the $1.06 billion in cash and cash equivalents, approximately $695.9 million is held in jurisdictions outside the United States and as a result there will be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to fund the current operations of our foreign operations and their growth initiatives. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of October 29, 2011, of balances available under our credit agreements and debt outstanding is presented below (amounts in thousands):

	October 29, 2011
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$335,474
January 2014 Notes	—	1,528,196
November 2014 Revolving Credit Facility	1,000,000	—
Lines of credit	273,362	108,865
Other notes and capital leases	—	14,712
Total	$1,273,362	$1,987,247

At October 29, 2011, there had not been a material change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Sources of Liquidity” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2010 Annual Report on Form 10-K. The April 2011 Notes were paid off in full on the maturity date, April 1, 2011.

We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The Commercial Paper Program is backstopped by the November 2014 Revolving Credit Facility. Under the Commercial Paper Program, we use the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured unsubordinated basis by the Guarantor Subsidiaries, as defined in Note L in the Notes to the Condensed Consolidated Financial Statements. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, we resumed the issuance of Notes under the Commercial Paper Program. During the third quarter of 2011, we borrowed under our Commercial Paper Program to support our seasonal cash requirements and stock buyback programs. From June 2, 2011 through the end of the third quarter of 2011, the weighted average amount outstanding under the Commercial Paper Program was $85.0 million, with a weighted average interest rate of 0.4%. At the end of the third quarter of 2011, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during the third quarter of 2011 was $255.0 million.

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

We currently plan to spend approximately $156 million on capital expenditures during the fourth quarter of 2011. The total 2011 capital expenditure projection represents a decrease of 2.2% from our 2010 capital expenditures and reflects lower investment in remodel activities, facilities and systems. We expect to open approximately 14 new stores during the fourth quarter of 2011.

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

We paid a third quarter 2011 cash dividend of $0.10 per share on October 13, 2011 to stockholders of record on September

23, 2011.  We expect the total value of quarterly cash dividend payments for fiscal 2011 to be $0.40 per share.   While it is our intention to continue to pay quarterly cash dividends for the remainder of 2011 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 29, 2011, there had not been a material change in the interest rate risk information and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-15 of our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 29, 2011, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 29, 2011, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We strive to differentiate ourselves from our competitors in part by executing our brand promise: we bring easy to your office. This involves providing our customers with solutions through a broad selection of products and services at competitive prices that meet customers’ changing needs and purchasing habits.  For example, technology has changed how people work and conduct business, which impacts the types of office supplies being purchased.  We offer, among other things, convenient store locations, helpful associates, and reliable and fast order delivery.  Many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Some of our current and potential competitors are larger than we are or may have more experience in selling certain products or delivering services and may have substantially greater financial resources.  If we fail to execute on our brand promise, offer the appropriate product mix at competitive prices or are otherwise unable to differentiate ourselves from our competitors, we may be unable to attract and retain customers.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Additionally, we have outstanding obligations under our local lines of credit. Our consolidated outstanding debt as of October 29, 2011 was $1.99 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations, and such a default could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

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

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate such information. A Staples associate, contractor or other third-party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

Various legal proceedings, third-party claims, investigations or audits may adversely affect our business and financial performance.

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

In addition, we may be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. The resolution of these legal proceedings, third-party claims, investigations or audits could require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings, third-party claims, investigations or audits that could adversely affect our business and financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2011:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of 2007 Publicly Announced Plans or Programs (3)	Total Number of Shares Purchased as Part of 2011 Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)(4)
July 31, 2011 through August 27, 2011	3,270,000	$13.93	3,270,000	—	$249,250,000
August 28, 2011 through October 1, 2011	4,300,255	14.09	2,190,000	2,068,000	1,470,909,000
October 2, 2011 through October 29, 2011	2,704,070	14.37	—	2,704,000	1,432,057,000
Total for the third quarter of 2011	10,274,325	$14.11	5,460,000	4,772,000	$1,432,057,000
____________________________________________

(1)
Includes a total of 42,325 shares of our common stock withheld during the third quarter of our 2011 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

(3)
On June 7, 2010, we announced that we were resuming the repurchase program approved by the Board of Directors in June 2007 and authorized the repurchase of up to $1.5 billion of common stock (the "2007 Repurchase Plan").  Under the 2007 Repurchase Plan, a total of $1,281,644,000 was used to repurchase shares and $218,356,000 was remaining in September 2011 when the plan was terminated and replaced by a new program described in note 4 below.

(4)
On September 13, 2011, we announced that we were starting a new repurchase program approved by the Board of Directors in September 2011. This program replaced the 2007 Repurchase Plan. Under the new repurchase program, we were authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time.

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

STAPLES, INC.

Date:	November 14, 2011	By:	/s/ JOHN J. MAHONEY
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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.

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