Form 10-K
period 2012-01-28
STAPLES INC
filed 2012-02-29
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the fiscal year ended: January 28, 2012		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Five Hundred Staples Drive, Framingham, MA 01702 (Address of principal executive office and zip code)	04-2896127 (I.R.S. Employer Identification No.)

508-253-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 30, 2011, as reported by NASDAQ, was approximately $11.3 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 694,102,453 shares of common stock, par value $0.0006, outstanding as of February 27, 2012.
Documents Incorporated By Reference
Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

PART I

Item 1.    Business
Staples, Inc. and its subsidiaries (''we'', ''Staples'' or the ''Company''), the world's leading office products company, is committed to making it easy for customers to buy a wide range of office products and services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses, and we currently serve businesses of all sizes and consumers in North America, Europe, Australia, South America and Asia. We operate three business segments: North American Delivery, North American Retail and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note N in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Strategy
We provide superior value to our customers through a combination of low prices, a broad selection of office products, a wide range of technology and copy and print services, high quality and innovative Staples brand products, convenient store locations, easy to use web sites, reliable and fast order delivery, and excellent customer service. Our strategy is to maintain our leadership position by delivering on our brand promise: we bring easy to your office.

We view the office products and services market as large and diversified. We reach our contract, catalog, on-line and retail store customers through sales channels which are designed to be convenient. Our businesses attract different customer groups with distinct purchasing behaviors. Our contract business targets mid-size businesses and organizations with 20 to 500 office workers as well as Fortune 1000 companies. Our on-line and catalog customers are generally small businesses and organizations with up to 20 office workers. Our retail stores target small businesses, home offices and consumers. Our ability to address customer groups with different needs expands our available market opportunities and increases awareness of the Staples brand among customers in all segments. Customers around the world often shop on our websites and in our retail stores, which differentiates our multichannel offering from traditional retailers. This allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.
North American Delivery
Our strategies for North American Delivery focus on customer service, customer acquisition and retention, and providing our customers a broad assortment of core office products and services. We are also focused on expanding categories beyond core office supplies, including facilities and breakroom supplies, copy and print services, promotional products and furniture. We continue to focus on improving our perfect order metric, which measures the number of orders that we fulfill on time and without error, and have established industry leading customer service standards to support our brand promise. Since acquiring Corporate Express in 2008, we have completed the majority of our integration efforts. We are currently in the process of transitioning all of our legacy Corporate Express customers to our new and improved contract ordering web site, StaplesAdvantage.com.

Our North American Delivery segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to businesses and consumers, and includes Staples Advantage, Staples.com and Quill.com. The majority of our delivery customers place their orders on-line, making Staples the second largest Internet reseller in the world.

Staples Advantage: Our contract operations focus on serving the needs of mid-sized businesses and organizations up through and including Fortune 1000 companies through Staples Advantage. Contract customers often require more service than is provided by a traditional retail or mail order business. Through our contract sales force, we offer customized pricing and payment terms, usage reporting, the stocking of certain proprietary items, a wide assortment of products with various environmental attributes and services, and full service account management.

Staples.com: Staples.com operations combine the activities of our U.S. and Canadian Internet sites as well as our direct mail catalog business. Staples.com is designed to reach small businesses, home offices and consumers, offering next business day delivery for most office supply orders in the majority of our markets. We continue to make investments in Staples.com to enhance the usability, efficiency and overall customer experience. We have increased our focus on leveraging the cross-channel synergies between Staples.com and our retail store network in an effort to provide our customers with a more integrated and consistent shopping experience. We market Staples.com through Internet and other broad-based media advertising, direct mail advertising, catalog mailings and a telesales group, which is focused on generating new business and growing existing accounts.

Quill.com: Quill.com is an Internet and catalog business with a targeted approach to servicing the needs of small and mid-sized businesses in the United States. To attract and retain its customers, Quill.com offers outstanding customer service, Quill brand products and special services. Quill.com also operates Medical Arts Press, Inc., an Internet and catalog business offering specialized office supplies and products for medical professionals.
North American Retail
Our strategy for North American Retail focuses on offering an easy-to-shop store with quality products that are in-stock and easy to find, with fast checkout and courteous, helpful and knowledgeable sales associates. Our goals are to continue to be a destination for core office supply categories like ink and toner and to become an authority for business technology through redesigned stores and an expanded technology assortment. We have also made investments to grow our EasyTech business, which offers expert technology services such as installations and repairs, to develop a mobile communication offering in 500 of our stores, and to establish a leadership position in copy and print services. Store sales associates are trained to deliver excellent service through our “Inspired Selling” service model, which encourages engagement with customers and solution selling.

Our North American Retail segment consisted of 1,583 stores in the United States and 334 stores in Canada at the end of fiscal 2011. We operate a portfolio of retail store formats, tailored to the unique characteristics of each location. The “Dover” superstore represents the majority of our U.S. store base. The customer friendly ''Dover'' design appeals to the customer with an open store interior that provides a better view of our wide selection and makes it easier to find products. In an effort to improve store productivity and effectively manage our cost structure, we have reduced the size of our “Dover” store format over time from 24,000 square feet to 15,000 square feet. We also operate smaller format stores designed for rural markets and dense urban markets. Additionally, to address the attractive quick print market opportunity, we operate 26 stand alone copy and print shops. These 3,000 to 4,000 square foot stores are designed for locations with high customer density and offer a full service copy and print shop along with a broad assortment of core office supplies.

We believe that our network of stores and delivery businesses enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. We are highly selective with our new store openings. In determining where to open new retail stores, we assess potential real estate sites through a stringent approval process which evaluates the financial return of each store. Our evaluations consider such factors as the concentration of small and mid-sized businesses and organizations, the number of home offices, household income levels, our current market presence, proximity to competitors, the availability of quality real estate locations and other factors.

In 2012, we plan for our store count to be about flat in North America. We will add stores to existing markets and expand into select new markets. This will be offset by our decision to close certain stores that are at the end of their lease term and are not achieving the desired financial returns. This plan compares to a net of 17 stores opened in 2011 and 29 stores in 2010. We intend to drive increased productivity through our on-going store remodel program, with a focus on upgrading our technology product and service offerings, as well as our copy and print offerings.
International Operations
Our International Operations segment consists of businesses in 24 countries in Europe, Australia, South America and Asia. The markets for office products and services in these countries are highly fragmented.

Our European Office Products business represents a balanced multi-channel portfolio serving contract, retail, Internet and catalog customers in 16 countries. Our contract business includes sizable operations in Scandinavia, Germany, the United Kingdom and the Netherlands. We operate 331 retail stores with the largest concentration of stores in the United Kingdom, Germany, the Netherlands and Portugal. We operate Internet and direct mail catalog businesses with a significant concentration of sales in France, Italy and the United Kingdom.

Our strategies for our European Office Products business focus on strengthening our value proposition with customers, increasing the productivity of our marketing programs, leveraging best practices from our North American businesses, including our mid-market contract selling model, and expanding our mix of business services with a focus on copy and print. We are also focused on improving profitability by reducing overhead expense, increasing sales of higher margin Staples brand products and improving the performance of our supply chain.

In 2010, we acquired the remaining shares in Corporate Express Australia Limited, increasing our ownership to 100% from the 59% we acquired with the acquisition of Corporate Express in 2008. This business serves primarily contract customers in Australia and New Zealand. In addition to our contract business, we operate a public website which targets small business and home office customers. Our strategies focus on improving sales force productivity by providing customers with a broad assortment of products and services, including office products, IT solutions, business furniture and print management.

We continue to establish a foundation for growth in Asia and South America, where our businesses are in various stages of development. We operate retail and delivery businesses in China, a delivery business in Taiwan through a joint venture with UB Express and a multi-channel business in India through a joint venture with Pantaloon Retail Limited. We also operate delivery businesses in Argentina and Brazil and operate two stores in Argentina.
Merchandising and Marketing
We sell a wide variety of office supplies and services, office machines and related products, computers and related products and office furniture. Our merchandising staff uses integrated systems to perform the vast majority of our merchandise planning and product purchasing centrally. However, some of our business units, particularly Quill.com, our Canadian operations and our multiple international businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from thousands of vendors worldwide and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important product categories, and we offer our customers a wide assortment, an in-stock guarantee and a strong pricing message which is supported by our loyalty programs. We continue to enhance our product offering beyond core office supplies, particularly in the areas of technology and facilities and breakroom supplies.

Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 27% of our sales in 2011. We offer more than 10,000 own brand products and services, including an assortment of products with various environmental attributes, which includes our “Sustainable Earth” brand products. Own brand products deliver value to our customers with prices that are on average 10% to 20% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices. We have brought to market hundreds of new own brand products in the last year, many of which are innovative and exclusive to Staples. Our long-term goal is to grow own brand to more than 30% of total sales. Our sourcing office in Shenzhen, China supports our own brand strategy by driving high quality and lower costs and by bringing new products to market more quickly. In addition to our proprietary branded products, we also differentiate our core product offering through exclusive third-party relationships. For instance, we recently began selling an exclusive and innovative line of Martha Stewart home office products in our retail stores and on our websites.

In addition to products, we also offer a broad array of services, which represented 6.0% of our sales in 2011. This includes copy and print services that we provide to our retail and delivery customers, as well as technology services that we provide through our “EasyTech” business in North American Retail. The multi-billion dollar market for these services is highly fragmented, and we believe we have a significant opportunity to offer these services to existing customers and acquire new customers. Over the past several years, we have upgraded the technology, signage, labor, training and quality of these services to increase sales by driving greater customer awareness and differentiating our offering.

The following table shows our sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Office supplies	43.9%	43.3%	43.1%
Services	6.0%	5.5%	5.2%
Office machines and related products	30.1%	30.7%	31.3%
Computers and related products	15.0%	15.3%	15.2%
Office furniture	5.0%	5.2%	5.2%
	100.0%	100.0%	100.0%

We utilize a variety of marketing vehicles to drive brand awareness and sales of products and services to both new and existing customers. These vehicles include broad-based media such as television, radio, newspaper circulars and Internet advertising, including mobile applications and social media. We also utilize catalogs, e-mail marketing, loyalty programs and sophisticated direct marketing capabilities. In addition, we market to larger customers through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors and to execute more effective direct marketing and customer loyalty programs to drive higher sales across all our channels.
Supply Chain
We operate two distinct networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 66 delivery fulfillment centers supports our North American Delivery operations. During 2011, we completed the multi-year process of integrating the fulfillment center network that we acquired from Corporate Express in 2008. During this integration period, we have enabled 35 of our North American Delivery fulfillment centers to fill orders from both Staples customers and legacy Corporate Express customers.

We operate a separate network of four large distribution centers to support our U.S. retail operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Our centralized purchasing and distribution systems enable our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to more efficiently operate our retail stores.

In Europe, we are in the process of implementing a multi-year supply chain plan to reduce the complexity and redundancy of our distribution network. We are standardizing all of our supply chain processes and systems architecture, and continuing to consolidate facilities. These efforts are expected to improve customer service and quality, drive cost savings and increase overall operating efficiency.
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

We consider customer relations and our associates' knowledge of our product and service offerings to be significant to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including where appropriate, sales techniques, management skills and product knowledge.

As of January 28, 2012, Staples employed 51,542 full-time and 36,240 part-time associates.
Corporate Values
Staples is committed to responsible corporate citizenship, or what we refer to internally as Staples Soul. Staples Soul is a holistic approach to business that recognizes the close connection between our financial success and our desire to make a positive impact on our associates, communities and the planet. We believe that by practicing sound ethics, sustaining the environment, embracing diversity and giving back to the community, we will solidify our place as the world's most trusted source for office solutions. For more information, visit www.staples.com/community.

Ethics - Ethics at Staples is part of our culture. Staples maintains ethical business practices by encouraging open and honest communication and fostering an environment where it is safe to speak up without fear of retaliation. Through our Code of Ethics and ongoing communications and training programs, we make it easy for associates around the world to understand what they need to know and do to make sound decisions in the best interests of our company and shareholders. These efforts help ensure that our associates build trusting relationships with customers and other stakeholders, thus strengthening and protecting Staples' brand reputation.

Environment - At Staples, our vision is to generate business and environmental benefits - for ourselves, our customers and our communities - by leading the way in sustainable business practices. We are working to achieve this vision through a continued focus on sourcing and selling more sustainable products, improving our offering of recycling and other green services, maximizing our energy efficiency and renewable energy use and eliminating waste.

We continue to partner with suppliers and stakeholder groups to drive sustainability in our supply chain, in our vendors' supply chains and in certain industries as a whole.  In 2011, Staples continued the successful implementation of our “Race to the Top” initiative, launched in 2010, to challenge 23 key suppliers to find innovative solutions for reducing the environmental impacts of packaging, product design and manufacturing.

We are helping customers make more sustainable choices by offering more than 10,000 products with environmentally friendly features in stores and online as well as greener copy and print services and product recycling programs. In 2011, we recycled more than 67 million ink and toner cartridges and 13 million pounds of office electronics through our customer recycling program.

We also actively mitigate the environmental impact of our own business operations. At the end of 2011, Staples had more than 285 locations designated as ENERGY STAR qualified for energy efficiency, and is hosting 36 solar systems on the rooftops of stores and distribution centers nationally. We also purchased more than 340 million kilowatt hours of green power in the form of renewable energy certificates, equivalent to 50% of our U.S. electricity use.

Diversity - Staples' commitment to diversity and inclusion stems from our recognition that being a successful company requires people with diverse backgrounds and perspectives. We know that differences in age, race, gender, nationality, sexual orientation, physical ability, background and thinking style allow us to be more innovative as a company. We believe that attracting, developing and retaining an associate base that reflects the diversity of our customers is essential to our success. Our diverse workforce and network of suppliers strengthens relationships with our customers and gives us the flexibility to adapt to the ever-changing global marketplace.

Community - Staples contributes to educational and youth oriented community efforts, from literacy and mentoring to career skills development, through in-kind and monetary donations and grants from the Staples Foundation, our private charitable arm. Through our community relations efforts, we have helped more than 6,000 organizations in 2,000 communities across 27 countries.
Competition
We compete with a variety of online and traditional retailers, dealers and distributors in the highly competitive office products market. We compete in most of our geographic markets with other high-volume office supply providers, including Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Walmart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com and other discount retailers. In addition, our retail stores and delivery operations both compete with numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years.

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
Trademarks, Patents, Copyrights and Domain Names
We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button logo, ''that was easy'', Staples EasyTech, Quill.com, Corporate Express, Sustainable Earth by Staples and many other marks incorporating ''Staples” or another primary mark, which in the aggregate we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

We own and maintain a number of patents on certain products, systems and designs. We also own copyrights for works such as packaging, training materials, promotional materials, computer software, in-store graphics, website content and multi-media. In addition, we have registered and maintain numerous Internet domain names, including many that incorporate ''Staples."
Available Information
We maintain a web site with the address www.staples.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

We were organized in 1985 and are incorporated in Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their respective ages and positions as of February 27, 2012 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.
Joseph G. Doody, age 59
Mr. Doody has served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.
Christine T. Komola, age 44
Ms. Komola has served as Senior Vice President and Chief Financial Officer since February 2012. Prior to that, she served as the Senior Vice President and Corporate Controller from July 2004 to January 2012. She also served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in April 1997, including Assistant Controller, Vice President of Planning, Margin and Control and Chief Financial Officer of Staples.com.
John J. Mahoney, age 60
Mr. Mahoney has served as Vice Chairman since February 2012. Prior to that, he served as our Vice Chairman and Chief Financial Officer from January 2006 to January 2012. He also served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer from October 1997 to January 2006, and as Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997.
Michael A. Miles, age 50
Mr. Miles has served as President and Chief Operating Officer since January 2006. Prior to that, he served as Chief Operating Officer since September 2003. Prior to joining Staples in September 2003, Mr. Miles was Chief Operating Officer, Pizza Hut for Yum! Brands, Inc. from January 2000 to August 2003.
Demos Parneros, age 49
Mr. Parneros has served as President—U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.
Cynthia Pevehouse, age 54
Ms. Pevehouse has served as our Senior Vice President, General Counsel and Secretary since January 2012. Prior to that, she served as Senior Counsel at the international law firm Steptoe & Johnson LLP from March 2010 to December 2011. She also served as Executive Vice President and General Counsel of Allianz of America Corporation from January 2006 to March 2009. Prior to that, she served as General Counsel at Polycom, Inc. from January 2003 to October 2005 and Ask Jeeves, Inc. from January 2000 to December 2002.
Ronald L. Sargent, age 56
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
Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words like "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions and should be read in conjunction with our MD&A and our consolidated financial statements and notes to consolidated financial statements included in Appendix C. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors" as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 1A.    Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodities costs, healthcare costs, higher interest rates and taxes, a return to tighter credit markets, consumer credit availability, turmoil in the financial markets (including recent events in the European Union), lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been some improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

Our market is highly competitive and we may not be able to continue to compete successfully.

The office supply and services market is highly competitive. We compete with a variety of local, regional, national and international retailers and online and traditional retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Walmart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

If the products and services that we offer fail to meet our customer needs, our performance could be adversely affected.

We strive to differentiate ourselves from our competitors in part by executing our brand promise: we bring easy to your office. This involves providing our customers with solutions through a broad selection of products and services at competitive prices that meet customers' changing needs and purchasing habits.  For example, technology has rapidly changed how people work and conduct business, which impacts the types of office products being purchased and the services needed by businesses and consumers.  We offer, among other things, convenient store locations, helpful associates and reliable and fast order delivery.  If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer.   Failure to execute on our brand promise of providing the products and services preferred by our customers could have a material adverse affect on our revenue, results of operations and ability to attract and retain customers.

We may be unable to continue to enter new markets successfully.

An important part of our business plan is to increase our presence in new markets, which could include providing new products and service offerings or adding delivery operations or stores in new geographic markets. We may have limited experience in these newer markets such as technology services, and such offerings may present new and difficult challenges. For example, when entering a new geographic market customers may not be familiar with our brand or our competitors may have a larger, more established market presence. Our sales or profit levels in newer activities thus may not be successful enough to recoup our investments in them and may reduce our overall profitability. In addition, for our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. Local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

Our expanding international operations expose us to risks inherent in foreign operations.

We currently operate in 25 countries outside the United States and plan to continue to grow internationally. In certain international market segments, we may not benefit from any first-to-market advantages or otherwise succeed. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance with foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management's time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers' councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

Risks inherent in international operations also include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights. Other factors that may also have an adverse impact on our international operations include limitations on the repatriation and investment of funds, foreign currency exchange restrictions, complex import and export schemes, increased local competition, our lack of familiarity with local customer preferences, unfavorable foreign trade policies, unstable political or economic conditions, and geopolitical events, including war and terrorism.

Failure to manage growth and continue to expand our operations successfully could adversely affect our financial results.

Our business has experienced significant historical growth over the years, and we expect our business to continue to grow organically and through strategic acquisitions.  Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates have grown and changed, and we expect they will continue to grow and change over the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business thus negatively impacting our operating results. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of private actions. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.  To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

As we have expanded our international operations, our exposure to exchange rate fluctuations has increased.  Sales from our delivery operations and stores outside the U.S. are denominated in the currency of the country in which these operations or stores are located and changes in foreign exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Additionally, merchandising agreements may also be denominated in the currency of the country where the vendor resides. Although we attempt to mitigate such risks by sometimes entering into foreign exchange hedges or utilizing risk management strategies, such hedges and strategies themselves present some risk and thus may not be entirely successful in mitigating the risk.

We may be unable to attract, train, engage and retain qualified associates.

Our customers value courteous and knowledgeable associates, and an important part of our “Easy” brand strategy is a positive customer service experience. Accordingly, our performance depends on attracting, training, engaging and retaining a large number of qualified associates. We face intense competition for qualified associates. We face even tighter labor markets as we expand into emerging markets such as India and China. Many of our associates, particularly in retail stores, are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with labor and wage laws and regulations. If we are unable to attract, train, engage and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school, holiday and back-to-business seasons.  Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the outcome of legal proceedings; severe weather; consumer confidence; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

If we are unable to manage our debt, it could materially harm our business and financial condition and restrict our operating flexibility.

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Additionally, we have outstanding obligations under our local lines of credit. Our consolidated outstanding debt as of January 28, 2012 was $2.04 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. As a result, we may be forced to use an unplanned portion of cash flows to pay our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, which could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

We could incur significant goodwill impairment charges.
At January 28, 2012, we had $4.0 billion of goodwill on our balance sheet. We evaluate goodwill for impairment annually in the fourth quarter, or sooner if events occur or circumstances change that indicate potential impairment.   Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our acquired businesses might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, or if we fail to manage acquired companies successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired.  This would in turn have an adverse impact on our financial position and results of operations.  Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property and product liability claims.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 27% of our sales in fiscal 2011 and which typically provide for higher margins. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded product and services also exposes us to risk that third parties will assert infringement claims against us with respect to such products and services. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls. The more proprietary brand product and services we offer, the more these risks increase. A loss of consumer acceptance of these products could also adversely affect our sales and gross margin rates. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.

Problems in our information systems and technologies may disrupt our operations.

We rely heavily on various information systems and technology to sell and deliver our products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. Our ability to attract and retain customers, compete and operate effectively depends in part on a consistent, secure and easy to use technology infrastructure with reliable back-up systems. Any disruption to the Internet or our technology infrastructure, including a disruption affecting our web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. We may also outsource our information technology to third parties. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage or upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

In addition, we will periodically make modifications and upgrades to our information technology systems and technology. Some of these modifications and upgrades will be outsourced to third parties. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. We are aware of inherent risks associated with replacing our systems, including accurately capturing data, system disruptions and outsourcing to third parties. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

Compromises of our information systems or unauthorized access to confidential information or our customers' or associates' personal information may materially harm our business or damage our reputation.

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate such information. A Staples associate, contractor or other third-party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by the actions of and risks associated with third-party vendors and service providers.

The products we sell are sourced from a wide variety of third-party vendors. In general, we do not have long-term contracts with these vendors committing them to provide products to us on acceptable terms. For example, we derive benefits from vendor allowances and promotional incentives which may not be offered in the future. We also cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner, technology and printing equipment. Some of the products we offer are supplied to us on an exclusive basis and may be difficult to replace in a timely manner. Additionally, we may not be able to source products that we want to offer for sale on acceptable terms, or at all. Disruptions in the availability of raw materials used in the production of these products, or quality issues that cause us to initiate voluntary or mandatory recalls for proprietary products we sell, may result in customer dissatisfaction, damage our reputation and adversely affect our sales.

Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. We also rely upon many independent service providers for services that are important to many aspects of our business. If our vendors or service providers fail or are unable to perform as expected and we are unable to replace them quickly, our business could be harmed at least temporarily until we are able to do so and potentially, in some cases, permanently. These and other issues affecting our vendors and service providers could adversely affect our reputation, business and financial performance.

Various legal proceedings may adversely affect our business and financial performance.

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, tort and other litigation. As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not.  In addition, companies have increasingly been subject to employment related class action litigation, and we have experienced an increase in “wage and hour” class action lawsuits.  We expect that these trends will continue to affect us. As our operations grow, we are also subject to claims that the technology we use or the products we sell infringe intellectual property rights of third parties. Such claims, whether meritorious or not, involve significant managerial resources and can become costly. Generally, we have indemnification protections in our agreements which our vendors or licensors have typically honored; however, there are no assurances that such vendors or licensors will continue to do so in the future. We estimate exposure and establish reserves for our estimated liabilities, however, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected and require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings that could adversely affect our business and financial performance.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, import and export laws, unclaimed property laws and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of January 28, 2012, we operated a total of 2,295 retail stores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Belgium, Finland, Germany, the Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 124 distribution and fulfillment centers in 29 states in the United States, 7 provinces in Canada, and in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia. The following table sets forth the locations of our facilities as of January 28, 2012:

RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores
United States
Alabama	12
Arizona	43
Arkansas	8
California	221
Colorado	20
Connecticut	39
Delaware	7
District of Columbia	2
Florida	101
Georgia	39
Idaho	8
Illinois	54
Indiana	30
Iowa	16
Kansas	4
Kentucky	17
Louisiana	1
Maine	12
Maryland	44
Massachusetts	76
Michigan	42
Minnesota	7
Mississippi	2
Missouri	11
Montana	8
Nebraska	5
Nevada	7
New Hampshire	23
New Jersey	89
New Mexico	11
New York	142
North Carolina	50
North Dakota	2
Ohio	63
Oklahoma	18
Oregon	21
Pennsylvania	95
Rhode Island	10

South Carolina	21
South Dakota	1
Tennessee	23
Texas	60
Utah	14
Vermont	7
Virginia	45
Washington	31
West Virginia	6
Wisconsin	11
Wyoming	4
Total United States	1,583

Canada
Alberta	37
British Columbia	42
Manitoba	10
New Brunswick	10
Newfoundland	4
Nova Scotia	14
Northwest Territories	1
Ontario	132
Prince Edward Island	2
Quebec	71
Saskatchewan	10
Yukon	1
Total Canada	334

Belgium	6
Finland	7
Germany	62
The Netherlands	46
Norway	21
Portugal	35
Sweden	17
United Kingdom	137
China	28
Argentina	2
Australia	17
2,295

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers
United States
Arizona	2
Alaska	1
California	7
Colorado	1
Connecticut	2
Delaware	1
Florida	1
Georgia	2
Idaho	1
Illinois	3
Indiana	1
Iowa	2
Kansas	1
Maryland	2
Massachusetts	2
Michigan	1
Minnesota	2
New Jersey	2
New York	2
North Carolina	2
Ohio	2
Oregon	3
Pennsylvania	2
South Carolina	1
Tennessee	1
Texas	5
Virginia	1
Washington	1
Wisconsin	2
Total United States	56

Canada
Alberta	3
British Columbia	2
Manitoba	1
New Foundland	1
Nova Scotia	2
Ontario	3
Quebec	2
Total Canada	14

Austria	1
Belgium	2
Denmark	2
Finland	1
France	2

Germany	2
Ireland	2
Italy	1
The Netherlands	1
Norway	3
Poland	1
Portugal	1
Spain	1
Sweden	1
United Kingdom	4
China	4
Argentina	1
Brazil	1
Australia	23
124
Most of the existing facilities, including those acquired in connection with our acquisition of Corporate Express, are leased by us with initial lease terms expiring between 2012 and 2026. In most instances, we have renewal options at increased rents. Leases for 156 of the existing stores provide for contingent rent based upon sales.
We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.
Item 3. Legal Proceedings
We are subject to ordinary routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note H of the Notes to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable

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

	High	Low
Fiscal Year Ended January 28, 2012
First Quarter	$22.95	$19.22
Second Quarter	21.50	14.75
Third Quarter	16.11	11.94
Fourth Quarter	16.34	13.68
Fiscal Year Ended January 29, 2011
First Quarter	$26.00	$22.00
Second Quarter	23.97	18.82
Third Quarter	21.25	17.45
Fourth Quarter	23.75	19.96
Cash Dividend
Since 2004, we have returned cash to our stockholders through a cash dividend. We paid quarterly dividends of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment for 2011 of $277.9 million or $0.40 per share. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share.
Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends for 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2007 through 2011 fiscal years, assuming the investment of $100.00 on February 3, 2007 with dividends being reinvested.

$140
$120
$100
$80
$60
$40
$20
$0
2/3/07
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
Staples, Inc.
S&P 500
S&P Retail Index

TOTAL RETURN TO STOCKHOLDERS

	3-Feb-07	2-Feb-08	31-Jan-09	30-Jan-10	29-Jan-11	28-Jan-12
Staples, Inc.	$100.00	$91.49	$61.82	$92.41	$89.40	$65.82
S&P 500 Index	$100.00	$97.69	$59.95	$79.82	$97.53	$101.64
S&P Retail Index	$100.00	$86.89	$55.42	$88.75	$113.80	$129.57
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2011:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 30, 2011 - November 26, 2011	2,714,398	$14.50	2,713,955	$1,392,698,000
November 27, 2011 - December 31, 2011	2,878,099	14.32	2,861,000	1,351,734,000
January 1, 2012 - January 28, 2012	2,294,119	15.16	2,258,707	1,317,495,000
Total for fourth quarter of 2011	7,886,616	$14.62	7,833,662	$1,317,495,000

(1)
Includes a total of 52,954 shares of our common stock withheld during the fourth quarter of our 2011 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)
Under our new repurchase program, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. Our repurchase program has no expiration date and may be suspended or discontinued at any time.

Other Information
For information regarding securities authorized for issuance under our equity compensation plans, please see Note J in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
At February 27, 2012, we had 5,184 holders of record of our common stock.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
1.     Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 28, 2012, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 28, 2012, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.
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
Our management assessed the effectiveness of Staples' internal controls over financial reporting as of January 28, 2012. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of January 28, 2012, the Company has maintained effective internal control over financial reporting based on those criteria.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of January 28, 2012 as stated in its reports which are included herein.

(b)   Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Staples, Inc.
We have audited Staples, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012 of Staples, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2012

(c)   Changes in Internal Control Over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.
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
We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and associates, can be found on our web site, which is located at www.staples.com, and is also an exhibit to this report. We intend to make all required disclosures concerning any amendments to or waivers from our code of ethics by filing a Form 8-K disclosing such waiver, or to the extent permitted by applicable NASDAQ regulations, by posting such information in the Investor Information section of our web site.
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
Item 15.    Exhibits and Financial Statement Schedules

(a)	Index to Consolidated Financial Statements: The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:
1.    Financial Statements.

•	Consolidated Balance Sheets—January 28, 2012 and January 29, 2011.

•	Consolidated Statements of Income—Fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

•	Consolidated Statements of Stockholders' Equity—Fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

•	Consolidated Statements of Cash Flows—Fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

•	Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the one listed above are not required under the related instructions or are not applicable and, therefore, have been omitted.
3.    Exhibits.    The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page D-1, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Ronald L. Sargent

/s/ BASIL L. ANDERSON	Director	February 29, 2012
Basil L. Anderson

/s/ ARTHUR M. BLANK	Director	February 29, 2012
Arthur M. Blank

/s/ MARY ELIZABETH BURTON	Director	February 29, 2012
Mary Elizabeth Burton

/s/ JUSTIN KING	Director	February 29, 2012
Justin King

/s/ CAROL MEYROWITZ	Director	February 29, 2012
Carol Meyrowitz

/s/ ROWLAND T. MORIARTY	Director	February 29, 2012
Rowland T. Moriarty

/s/ ROBERT C. NAKASONE	Director	February 29, 2012
Robert C. Nakasone

/s/ ELIZABETH A. SMITH	Director	February 29, 2012
Elizabeth A. Smith

/s/ ROBERT E. SULENTIC	Director	February 29, 2012
Robert E. Sulentic

/s/ VIJAY VISHWANATH	Director	February 29, 2012
Vijay Vishwanath

/s/ PAUL F. WALSH	Director	February 29, 2012
Paul F. Walsh

/s/ CHRISTINE T. KOMOLA	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
Christine T. Komola

APPENDIX A
STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 28, 2012 (1) (52 Weeks)	January 29, 2011(2) (52 weeks)	January 30, 2010(3) (52 weeks)	January 31, 2009(4) (52 weeks)	February 2, 2008(5) (52 weeks)
Statement of Income Data:
Sales	$25,022,192	$24,545,113	$24,275,451	$23,083,775	$19,372,682
Gross profit	6,741,828	6,606,155	6,473,903	6,246,936	5,550,671
Net income attributed to Staples, Inc.	984,656	881,948	738,671	805,264	995,670
Basic earnings per common share	1.42	1.23	1.04	1.15	1.41
Diluted earnings per common share	1.40	1.21	1.02	1.13	1.38
Dividends	$0.40	$0.36	$0.33	$0.33	$0.29
Statistical Data:
Stores open at end of period	2,295	2,281	2,243	2,218	2,038
Balance Sheet Data:
Working capital	$2,216,542	$2,174,574	$2,392,448	$951,704	$1,945,484
Total assets	13,430,622	13,911,667	13,717,334	13,073,055	9,036,344
Total long-term debt, less current portion	1,599,037	2,014,407	2,500,329	1,968,928	342,169
Noncontrolling interest	7,062	7,471	83,054	58,224	10,227
Stockholders' equity	$7,022,213	$6,951,181	$6,854,940	$5,622,431	$5,728,234
The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

(1)
Results of operations for this period reflect the receipt of a $20.8 million tax benefit related to a refund due to Corporate Express N.V. ("Corporate Express") from the Italian government that was previously deemed uncollectible.

(2)	Results of operations for this period reflect $57.8 million ($36.8 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express.

(3)
Results of operations for this period reflect $84.2 million ($55.2 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express and a $42.0 million ($27.5 million, net of taxes) charge related to the settlement of retail wage and hour class action lawsuits.

(4)
Results of operations for this period reflect $173.5 million ($113.7 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express. The results of Corporate Express have been included since its acquisition in July 2008.

(5)	Results of operations for this period reflect a $38.0 million ($24.3 million, net of taxes) charge related to the settlement of California wage and hour class action litigation.

A-1

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012, fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011 and fiscal year 2009 ("2009") consisted of the 52 weeks ended January 30, 2010.
Results of Operations
Major contributors to our 2011 results, as compared to the results for 2010, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis, we generated $25.02 billion in sales, with sales growth of 1.9%;

•	North American Delivery sales increased 2.1%, and the business unit income rate increased to 8.7% from 8.5%;

•	North American Retail sales increased 1.4%, and the business unit income rate increased to 8.3% from 8.1%;

•	International Operations sales increased 2.7%, while the business unit income rate decreased to 1.8% from 3.2%; and

•	Our annual income tax rate was 32.6% compared to 34.5%.
To drive our long-term success, we continue to invest in strategic initiatives, including technology products and services, copy and print services, and facilities and breakroom supplies, while maintaining our focus on customer service and expense control. Our results for 2011 reflect our investments in these initiatives.
Outlook
Our expectations for 2012 assume modest improvement in the U.S. economy and that international demand will remain soft, primarily in our European markets. We expect demand for core office supplies to move in line with these trends. To accelerate our growth, we will continue to invest in adjacent categories to meet additional customer needs. These include technology products and services, copy and print services and facilities and breakroom supplies. We expect to continue to experience growth in these areas in 2012 and to benefit from continued strong demand for technology products. We also plan to improve our execution in our International segment during 2012 by controlling costs, leveraging new leadership and by focusing on the product and service offerings that have yielded success in North America.
In 2011, earnings per diluted share was $1.40 on a U.S. GAAP basis and $1.37 on a non-GAAP basis, which excludes the $0.03 per share impact of a $20.8 million tax refund received from the Italian government (see the non-GAAP reconciliation table on page B-2). Including the impact of the 53rd week in 2012, we expect sales to increase in the low single-digits compared to 2011, and earnings per diluted share to grow in the high single-digits relative to non-GAAP earnings per diluted share in 2011.

As with all forward looking statements made in this Annual Report on Form 10-K, we do not intend to publicly update any of the forward looking statements above.
Non-GAAP Measures
In our outlook above and in our analysis of the results of operations below, we have referred to non-GAAP financial measures related to net income and earnings per share which reflect adjustments to exclude the impact of a tax refund received in 2011, integration and restructuring costs in 2010 and 2009, and costs associated with a legal settlement in 2009. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events of a non-recurring nature that impact the comparability of underlying business results from period to period. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP. Reconciliations of the non-GAAP measures to their corresponding GAAP measures are included in the analysis of our consolidated performance below.
Consolidated Performance
2011 Compared with 2010
Net income attributed to Staples, Inc. for 2011 was $984.7 million or $1.40 per diluted share compared to $881.9 million or $1.21 per diluted share for 2010. Our results for 2011 include the receipt of a $20.8 million refund from the Italian government related to an overpayment of income taxes in previous years. Our results for 2010 include $36.8 million in integration and restructuring costs, net of tax.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

A reconciliation of net income adjusted to remove these items is shown below (amounts in thousands, except per share data):

	2011		2010
	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$984,656	$1.40	$881,948	$1.21
Adjustments, net of taxes:
Integration and restructuring costs (1)(2)	—	—	36,780	0.06
Tax refund	(20,800)	(0.03)	—	—
Non-GAAP adjusted net income	$963,856	$1.37	$918,728	$1.27

(1)	The tax effect of the 2010 adjustment is based on our 2010 effective tax rate of 34.5%.

(2)	See Note A to the Notes to the Consolidated Financial Statements.
Sales: Sales for 2011 were $25.02 billion, an increase of 1.9% from 2010. Our sales growth for 2011 reflects the positive impact of foreign exchange rates of $419.9 million and, to a lesser extent, growth in our North American Delivery business, partially offset by a decrease in comparable store sales in our European retail businesses.
Gross Profit: Gross profit as a percentage of sales was 26.9% for both 2011 and 2010. Gross profit increased in North American Retail as a result of improved product margins, offset by higher fuel costs in our North American Delivery and International Operations.
Selling, General and Administrative Expenses: Selling, general and administrative expenses as a percentage of sales for 2011 were 20.2% compared to 20.0% for 2010. This increase reflects investments in labor to support growth initiatives and deleverage in international fixed costs, partially offset by reduced incentive compensation and lower depreciation.
Amortization of Intangibles:  Amortization of intangibles was $64.9 million for 2011 compared to $61.7 million for 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $53.1 million for 2011 compared to $50.1 million for 2010.
Interest Income:  Interest income decreased to $7.6 million for 2011 from $7.7 million for 2010. This decrease was primarily due to a decrease in our worldwide weighted-average cash balances and a slight decrease in U.S. interest rates, mostly offset by an increase in foreign interest rates.
Interest Expense:    Interest expense decreased to $173.8 million for 2011 from $214.8 million for 2010. This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011, the repayment or refinancing of certain debt and liquidity facilities and the positive impact of our interest rate swap agreements, slightly offset by an increase in foreign borrowings.   We used interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations. In September 2011, we terminated all of our existing interest rate swap agreements. The interest rate swap agreements that were terminated reduced interest expense by $26.3 million in 2011 and by $25.2 million for 2010.
Other Expense:    Other expense was $3.1 million for 2011 compared to $9.8 million for 2010. The expense in 2011 primarily reflects equity method losses related to a joint venture, partially offset by foreign exchange gains, while the amount in 2010 primarily related to foreign exchange losses.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Income Taxes:    Our effective tax rate was 32.6% for 2011 and 34.5% for 2010. A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income is as follows:

	2011	2010
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	2.6%	3.3%
Effect of foreign taxes	(4.6)%	(5.5)%
Tax credits	(0.5)%	(0.4)%
Italian tax refund (previously deemed uncollectible)	(1.4)%	—%
Other	1.5%	2.1%
Effective tax rate	32.6%	34.5%
The effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by Staples in Australia, Canada, Hong Kong and the Netherlands contribute to the foreign tax rate differential noted above. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $896.6 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
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

	2010		2009
	Net income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$881,948	$1.21	$738,671	$1.02
Adjustments, net of taxes:(1)
Integration and restructuring costs(2)	36,780	0.06	55,180	0.08
Retail wage and hour settlement(3)	—	—	27,510	0.04
Non-GAAP adjusted net income	$918,728	$1.27	$821,361	$1.14

(1)	The tax effect of all adjustments is based on the effective tax rate in effect for the period the expenses were incurred.

(2)	See Note A to the Notes to the Consolidated Financial Statements.

(3)	See Note H to the Notes to the Consolidated Financial Statements.
Sales:  Sales for 2010 were $24.55 billion, an increase of 1.1% from 2009. Our sales growth for 2010 reflects the positive impact of foreign exchange rates of $222.1 million, growth in our North American Delivery business and, to a lesser extent, non-comparable store sales for stores opened in the last twelve months, partially offset by negative comparable store sales in North America and Europe, in part related to the impact of the inclement weather and resulting promotional activities late in the fourth quarter of 2010.
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
Integration and Restructuring Costs:  Integration and restructuring costs were $57.8 million for 2010 compared to $84.2 million for 2009. Integration and restructuring costs for 2010 included $37.6 million of consulting and other costs, $10.0 million for severance and retention, and $10.2 million for facility closures and other asset write-downs. Integration and restructuring costs for 2009 included $46.1 million of consulting and other costs, $30.5 million for severance and retention and $7.6 million for facility

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

closures and other asset write-downs.
Amortization of Intangibles:  Amortization of intangibles was $61.7 million for 2010 compared to $100.1 million for 2009. Amortization expense reflects the amortization of certain tradenames, customer relationships and non-competition agreements. Amortization expense relating to intangibles resulting from our acquisition of Corporate Express was $50.1 million for 2010 compared to $69.1 million for 2009.
Interest Income:  Interest income increased to $7.7 million for 2010 compared to $6.1 million for 2009. This increase was due to an increase in our average cash balance, partially offset by a reduction in interest rates.
Interest Expense:  Interest expense decreased to $214.8 million for 2010 compared to $237.0 million for 2009. This decrease was primarily due to expenses recognized in 2009 related to fees associated with borrowings used to fund the acquisition of Corporate Express as well as the positive impact of our interest rate swap agreements. These positive changes partially offset the inclusion of interest on our April 2011 Notes, as defined below. Our interest rate swap agreements reduced interest expense by $25.2 million for 2010 compared to $8.2 million for 2009.
Other (Expense) Income:  Other expense was $9.8 million for 2010. Other income was $4.5 million for 2009. These amounts primarily reflect foreign exchange gains and losses recorded in the respective periods.
Income Taxes:    Our effective tax rate was 34.5% for 2010 and 2009. In the fourth quarter of fiscal 2010, The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 ("The Tax Relief Act") was enacted, extending certain provisions in the Internal Revenue Code which allowed for the deferral of United States income tax on certain unremitted foreign earnings. Prior to the enactment of The Tax Relief Act, we had anticipated that our tax rate for fiscal 2010 would have been 37.5%.
A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income was as follows:

	2010	2009
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	3.3%	2.9%
Effect of foreign taxes	(5.5)%	(3.4)%
Tax credits	(0.4)%	(0.7)%
Other	2.1%	0.7%
Effective tax rate	34.5%	34.5%
The effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by Staples' entities in Australia, Canada, Hong Kong and the Netherlands contribute to the foreign tax rate differential noted above. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $761.3 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Segment Performance
We have three reportable segments: North American Delivery, North American Retail and International Operations. Our North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to consumers and businesses and includes Staples Advantage, Staples.com and Quill.com. Our North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services. Our International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to consumers and businesses in 24 countries in Europe, Australia, South America and Asia. Additional geographic information about our sales is provided in Note N in the Notes to the Consolidated Financial Statements.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years. Business unit income excludes integration and restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before income taxes in Note N in the Notes to the Consolidated Financial Statements):

	(Amounts in thousands)			2011 Increase From Prior Year	2010 Increase (Decrease) From Prior Year
Sales:	2011	2010	2009
North American Delivery	$10,056,011	$9,849,218	$9,640,390	2.1%	2.2%
North American Retail	9,660,847	9,529,757	9,364,190	1.4%	1.8%
International Operations	5,305,334	5,166,138	5,270,871	2.7%	(2.0)%
Total segment sales	$25,022,192	$24,545,113	$24,275,451	1.9%	1.1%

	(Amounts in thousands)			2011 % of Sales	2010 % of Sales	2009 % of Sales
Business Unit Income:	2011	2010	2009
North American Delivery	$877,867	$841,429	$786,723	8.7%	8.5%	8.2%
North American Retail	804,396	770,122	774,529	8.3%	8.1%	8.3%
International Operations	97,993	166,606	122,028	1.8%	3.2%	2.3%
Business unit income	$1,780,256	$1,778,157	$1,683,280	7.1%	7.2%	6.9%

Store Activity		Stores Open at Beginning of Period	Stores Acquired	Stores Opened	Stores Closed	Stores Open at End of Period
2010	North American Retail	1,871	—	41	12	1,900
2010	International Operations	372	9	12	12	381
2010	Total	2,243	9	53	24	2,281
2011	North American Retail	1,900	—	31	14	1,917
2011	International Operations	381	—	6	9	378
2011	Total	2,281	—	37	23	2,295
North American Delivery
2011 Compared with 2010
Sales increased 2.1% for 2011 compared to 2010. This increase was driven by organic sales growth, our fourth quarter 2010 Print South acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $28.6 million. Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, promotional products and technology products. This growth was partially offset by softness in paper and copier and fax cartridges.
Business unit income as a percentage of sales increased to 8.7% for 2011 from 8.5% for 2010, primarily driven by improved profitability in our facilities and breakroom and promotional products businesses in the U.S. and in our delivery businesses in Canada, as well as overall reduced incentive compensation. This was partially offset by investments in labor to support growth initiatives, investments in website development and other information systems and higher fuel costs.
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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

North American Retail
2011 Compared with 2010
Sales increased 1.4% for 2011 compared to 2010. This increase was the result of non-comparable sales for new stores opened in the past twelve months and the positive impact of foreign exchange rates of $70.3 million. Comparable store sales were flat this year, reflecting a decrease in customer traffic, offset by an increase in average order size.  Comparable store sales reflect positive performance in laptops, tablets and e-readers, offset by a softness in digital cameras, computer media and software.
Business unit income as a percentage of sales increased to 8.3% for 2011 from 8.1% for 2010, primarily reflecting improved product margins and reduced rent and occupancy costs, partially offset by investments in marketing and labor to drive new initiatives.
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
International Operations
2011 Compared with 2010
Sales increased 2.7% for 2011 compared to 2010. This increase was driven by the positive impact of foreign exchange rates of $321.0 million and, to a lesser extent, a full year of sales from our second quarter 2010 acquisition of Oy Lindell AB ("Oy Lindell"), an office products distributor based in Finland. These increases were partially offset by a 9% decrease in comparable store sales in Europe and decreased sales in our European Printing Systems and Australian businesses.
Business unit income as a percentage of sales decreased to 1.8% for 2011 from 3.2% for 2010. The decrease for 2011 reflects deleverage in fixed costs and expenses associated with our system investments in Australia, and deleverage in fixed costs in our European retail businesses.
2010 Compared with 2009
Sales decreased 2.0% for 2010 compared to 2009. This decrease was driven by a 6% decrease in comparable store sales in Europe and, to a lesser extent, lower sales in our European Printing Systems business and the negative impact of foreign exchange rates of $18.7 million, partially offset by sales growth in our European delivery and South American businesses.
Business unit income as a percentage of sales increased to 3.2% for 2010 from 2.3% for 2009. The increase for 2010 reflects improvement in supply chain costs in our European delivery businesses, reduced amortization expense, reduced retirement expenses and the release of a foreign capital duty reserve due to the lapse in the statute of limitations. These increases were partially offset by deleverage in rent and labor costs in our European retail businesses.
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
Based on historical experience, we do not believe these estimates and assumptions will have a material impact upon the financial statements. Past experience has shown little variability in reserve estimates. Over the past three years, our inventory

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

write-offs have been within a range that has averaged approximately a 5% difference from our additions to inventory reserves.
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
Past experience has shown little variability in purchase and advertising rebate estimates, no collectability issues and no significant write-off history. Given the historical accuracy of our estimates, we believe that a significant change in our estimates is not likely.
Impairment of Long-Lived Assets: We evaluate long-lived assets held for use for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based upon the estimated undiscounted cash flows expected to be generated from the use of an asset plus any net proceeds expected to be realized upon its eventual disposition. An impairment loss is recognized if an asset's carrying value is not recoverable and if it exceeds its fair value. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations and at an operating unit level for Staples' other operations. Our undiscounted cash flow projections are based on historical cash flows and our latest forecasts. These projections and our estimates regarding proceeds to be received upon an asset's disposition reflect numerous assumptions and a significant degree of judgment on the part of management. If actual results are less favorable than management's projections, future write-offs may be necessary.
We believe our operating results at the store level for retail operations and at the operating unit level for our other operations would need to be significantly less favorable than projected to result in a material impairment. Our projected future cash flows are sufficient to recover the carrying values of the underlying assets, with the exception of a limited number of retail stores in new markets or challenging markets where short and long-term initiatives are underway to improve current cash flows. However, based upon our historical experience with operations in such markets, we believe that a significant change in our projections is not likely. In addition, if there was an impairment of these store assets, it would not have a material effect on the Company's consolidated financial results.
Impairment of Goodwill:  We review goodwill for impairment annually, in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of goodwill might exceed its current fair value. We determine fair value using discounted cash flow analysis, which requires significant management assumptions and estimates regarding industry economic factors and the future profitability of our businesses. It is our policy to allocate goodwill and conduct impairment testing at a reporting unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. We established, and continue to evaluate, our reporting units based on our internal reporting structure and generally define such reporting units at our operating segment level or one level below. The key assumptions used in the discounted cash flow approach include:

•
The reporting unit's projections of financial results, which range from four to nine years depending on the maturity of the underlying business.  For established businesses in North America and Australia, we use a four year model, while in Europe we predominantly use a six year model that reflects the changes we are making in the business to capture new segments in the market and improve profitability.  In the emerging markets, we use a nine year model, which is based on our long-range plans at constant foreign exchange rates. The nine year period reflects management's expectations of the development time for emerging markets.  In general, our reporting units' fair values are most sensitive to our sales growth and operating profit rate assumptions, which represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions.  If the business climate deteriorates, or if we fail to manage acquired companies successfully, then actual results may not be consistent with these assumptions and estimates, and our goodwill may become impaired.

•
The projected terminal value for each reporting unit represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis.  The terminal values are most sensitive to our assumptions regarding long-term growth rates, which are based on several factors including local and macroeconomic variables, the market opportunity, and future growth plans.   While we believe our long-term growth assumptions are reasonable in relation to these factors and our historical results, actual growth rates may be lower than our assumptions due to a variety of potential causes, such as a secular decline in demand for our products and services, unforeseen competition, long-term GDP growth rates in established economies being lower than historical growth rates, or a long-term deceleration in the growth rates of emerging markets.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

•
The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted-average cost of capital method that considers market and industry data as well as our specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The reporting units' weighted-average costs of capital in future periods may be impacted by adverse changes in market and economic conditions, including risk-free interest rates, and are subject to change based on the facts and circumstances that exist at the time of the valuation, which may increase the possibility of a potential future impairment charge.

To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.
Volatility in the current macroeconomic environment has influenced our assumptions and estimates, with the result that the fair values of most of our reporting units declined from the prior year.  Despite these declines, all of our reporting units passed the step one impairment test under ASC 350, Intangibles - Goodwill and Other, as of January 28, 2012.   However, for our European Retail reporting unit, which represented approximately 8% (approximately $315 million) of our goodwill balance at January 28, 2012, the fair value was less than 10% greater than the carrying value of the related reporting unit.  Given the historical performance of our European Retail reporting unit, we believe that our projections are reasonable. We will, however, continue to monitor the performance of our European Retail reporting unit in light of the current macroeconomic environment. Despite this increased focus, our expectations for the business remain strong and at this time we do not believe there will be a significant change in our estimates or assumptions that would give rise to a material impairment.
We also have reporting units in China and South America, emerging market economies which are inherently more volatile compared with more mature regions such as North America or Europe.  While the fair value of these reporting units substantially exceeded their carrying values, our impairment analysis for these reporting units requires a greater degree of judgment and the risk associated with our impairment test conclusions is therefore higher.    Despite the increased risk, we do not believe there will be a significant change in our estimates or assumptions that would lead to a material impairment charge.
The fair values of all of our reporting units are based on underlying assumptions that represent our best estimate. Many of the factors used in assessing fair value are outside of the control of management and if actual results are not consistent with our assumptions and judgments, we could be exposed to an impairment charge.
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
Based on our analysis of the financial impact of pension obligation assumptions and estimates, we do not believe these assumptions and estimates will have a material impact on our financial statements. The effect on pension obligations at January 28, 2012 of a change in discount rate and other assumptions is included in Note K of the Notes to the Consolidated Financial Statements.
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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Historically, settlements related to our unrecognized tax benefits, as described in Note I in the Notes to the Consolidated Financial Statements, have been minimal. In addition, we have historically had minimal changes in our valuation allowances related to deferred assets.
New Accounting Pronouncements
In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (Accounting Standards Codification (“ASC”) Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We adopted this pronouncement as of January 30, 2011, on a prospective basis.  The impact of adopting this new accounting standard was not material to our financial statements in 2011, and if it were applied in the same manner to fiscal 2010, it would not have had a material impact on revenue for 2010.  We do not expect the adoption of this new accounting standard to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements.
 In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment.  The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.  This amendment is effective for fiscal years beginning after December 15, 2010.  We adopted this pronouncement as of January 30, 2011.  Since none of our reporting units had zero or negative carrying amounts, this pronouncement had no impact on the Company's financial position and results of operations in 2011.

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

In June 2011, a pronouncement was issued that amended the guidance allowing the presentation of comprehensive income and its components in the statement of changes in equity. The pronouncement provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Furthermore, regardless of the presentation methodology elected, the issuer will be required to present on the face of the financial statements a reclassification adjustment for items that are reclassified from other comprehensive income to net income. The methodology for the computation and presentation of earnings per share remains the same. The pronouncement is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. As this pronouncement relates to disclosure only, the adoption will not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this new accounting standard to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment will not have a material effect on our consolidated financial position, results of operations or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Liquidity and Capital Resources
Cash Flows
2011 Compared to 2010
Cash provided by operations was $1.58 billion for 2011 compared to $1.45 billion for 2010. The increase in operating cash flow from 2010 to 2011 was primarily due to an increase in net income adjusted for non-cash expenses in 2011, and to a lesser extent from changes in working capital including the impact of deferred taxes.
Cash used in investing activities was $383.7 million for 2011 compared to $472.0 million for 2010. The decrease in cash used in investing activities from 2010 to 2011 was primarily due to the 2010 acquisition of Oy Lindell, a Finnish office products distributor, combined with a small decrease in capital expenditures during 2011, driven by a reduction in spending on new stores and store remodels activities and lower spending related to facility and system integration.
Cash used in financing activities was $1.36 billion for 2011 compared to $938.4 million for 2010. The increase in cash used in financing activities from 2010 to 2011 is primarily related to the $500 million repayment of the April 2011 Notes and increased purchases under our share repurchase program, offset by the prior year purchase of additional shares of Corporate Express Australia Limited ("Corporate Express Australia").  During 2011, we repurchased 37.3 million shares for $604.5 million compared to 18.0 million shares for $367.4 million during 2010 under our share repurchase program.
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
Cash used in investing activities was $472.0 million for 2010 compared to $313.2 million for 2009. The increase from 2009 to 2010 is primarily due to an increase in capital expenditures in 2010, driven by investments in facility and systems integration activities and the acquisition of Oy Lindell, an office products distributor based in Finland for €31 million (approximately $39 million based on foreign exchange rates on the acquisition date).
Cash used in financing activities was $938.4 million for 2010 compared to $1.04 billion for 2009. The change in cash from financing activities from 2009 to 2010 is due to the 2009 repayments and refinancing of the debt we entered into or assumed in connection with the Corporate Express acquisition, offset by the 2010 purchase of additional shares of Corporate Express Australia and the resumption of our share repurchase program during 2010. During 2010, we repurchased 18.0 million shares for $367.4 million under our share repurchase program. During 2009, our financing activities primarily consisted of repayments made on our Commercial Paper Program and the termination of our $3.0 billion credit agreement, which we entered into on April 1, 2008 (the "2008 Agreement") offset by the proceeds from the April 2011 Notes (each as defined below).
Sources of Liquidity
To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations and borrowings available under our credit agreement with Bank of America, N.A. and other lenders (as defined below), which provides for a maximum borrowing of $1.0 billion. We also have various other lines of credit under which we may borrow a maximum of $373.1 million. At January 28, 2012, we had $2.5 billion in total cash and funds available, which consisted of $1.20 billion of available credit and $1.26 billion of cash and cash equivalents. Of the $1.26 billion of cash and cash equivalents, approximately $805 million is held in jurisdictions outside of the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the current operations of our foreign subsidiaries and their growth initiatives. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements as of January 28, 2012, nor did we utilize any during 2011.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Contractual Obligations and Commercial Commitments
A summary, as of January 28, 2012, of balances available under our credit agreements and contractual obligations is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations and Commercial Commitments (1)(2)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
October 2012 Notes	—	332,617	332,617	—	—	—
January 2014 Notes	—	1,525,003	—	1,525,003	—	—
November 2014 Revolving Credit Facility	1,000,000	—	—	—	—	—
Lines of credit	202,311	170,745	101,540	69,205	—	—
Other notes and capital leases	—	9,815	4,986	3,392	732	705
Total	$1,202,311	$2,038,180	$439,143	$1,597,600	$732	$705
Interest expense	—	$304,383	$164,227	$140,156	$—	$—
Operating leases (3)	—	$4,586,634	$867,147	$1,438,537	$1,011,877	$1,269,073
Purchase obligations (4)	—	$488,921	$369,143	$49,588	$18,755	$51,435

(1)
As of January 28, 2012, we had gross unrecognized tax benefits of $250.4 million, all of which, if recorded, would impact our tax rate and an additional $32.7 million for gross accrued interest and penalties (see Note I in the Notes to the Consolidated Financial Statements). At this time, we are unable to make a reasonable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

(2)
The above table excludes expected future contributions to our pension and post-retirement benefit plans. See Note K in the Notes to the Consolidated Financial Statements for future details about these future contributions.

(3)
The operating lease payments reported above do not include common area maintenance or real estate taxes, which are expected to approximate 25% to 28% of the related operating lease payments. Utility costs related to leased facilities have also been excluded from this table because the payments do not represent contractual obligations until the services have been provided.

(4)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty but require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

April 2011 Notes: We repaid in full the $500 million, 7.75% notes (the "April 2011 Notes") on the maturity date, April 1, 2011. We originally entered into the April 2011 Notes on March 27, 2009.
October 2012 Notes:  On September 30, 2002, we issued $325 million aggregate principal amount of notes due October 1, 2012 (the "October 2012 Notes"), with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. In January 2003, we entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations and the swap agreement was subsequently terminated in September 2011 (see Note F to the Notes to the Consolidated Financial Statements). Our obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured, unsubordinated basis by Staples the Office Superstore LLC, Staples the Office Superstore, East Inc., Staples Contract and Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the "Guarantor Subsidiaries").
January 2014 Notes:  On January 15, 2009, we issued $1.5 billion aggregate principal amount of notes due January 15, 2014 (the "January 2014 Notes"), with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, we received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. In March 2010, we entered into an interest rate swap agreement to turn half of the January 2014 Notes into variable rate obligations, and the swap agreement was subsequently terminated in September 2011 (see Note F of the Notes to the Consolidated Financial Statements). Our obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries.
Revolving Credit Facility:  On November 4, 2010, we entered into a new credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The November 2014 Revolving Credit Facility replaced the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006,

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

as amended, which provided for a maximum borrowing of $750.0 million and was due to expire in October 2011 (the "Prior Revolving Credit Facility"). As of January 28, 2012, no borrowings were outstanding under the November 2014 Revolving Credit Agreement, resulting in $1.0 billion of availability under this agreement.
The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings made pursuant to the November 2014 Revolving Credit Facility may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Borrowings made pursuant to the November 2014 Revolving Credit Facility will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on our credit rating and fixed charge coverage ratio. Under the November 2014 Revolving Credit Facility, we agree to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on our credit rating and fixed charge coverage ratio. Amounts borrowed under the November 2014 Revolving Credit Facility may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.
The November 2014 Revolving Credit Facility is unsecured and ranks pari passu with our public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2014 Revolving Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio. The borrowings under the November 2014 Revolving Credit Facility are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries.
Commercial Paper Program:  We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. Our November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Under the Commercial Paper Program, we use the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, that we and the dealers under the Commercial Paper Program agree upon from time to time. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, we resumed the issuance of Notes under the Commercial Paper Program. During 2011, we borrowed under our Commercial Paper Program to support our seasonal cash requirements and stock buyback programs. From June 2, 2011 through the end of commercial paper usage, the weighted-average amount outstanding under the Commercial Paper Program was $150.0 million, with a weighted-average interest rate of 0.3%. At the end of 2011, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during 2011 was $345.0 million.
 Other Lines of Credit: We had $373.1 million in borrowing capacity under various other lines of credit as of January 28, 2012 with an outstanding balance of $170.7 million, leaving $202.4 million of available credit at that date.
There were no instances of default during 2011 under any of our debt agreements.
We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our capital expenditures for at least the next twelve months.
Uses of Capital
As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.   Depending on our credit metrics and our liquidity position, from time to time, we may repurchase our public notes in the open market or through privately negotiated transactions.
We do not expect material changes in capital spending in 2012. We expect the source of funds for our capital expenditures to come from operating cash flows. We are not planning on opening a significant number of new stores in 2012, but will instead focus on improving the productivity of existing stores.
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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

We paid quarterly dividends of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment for 2011 of $277.9 million or $0.40 per share. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share. While it is our intention to continue to pay quarterly cash dividends for 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. We spent a total of $604.5 million and $367.4 million on share repurchases during fiscal years 2011 and 2010, respectively. There were no repurchases during fiscal year 2009. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. As of January 28, 2012, we have spent a total of $182.5 million to repurchase 12.6 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $1.3 billion as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity leverage and cost of borrowings and the market price of our common stock.
Inflation and Seasonality
While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon operating results, there can be no assurance that our business will not be affected by inflation or deflation in the future. We believe that our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.
Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis and value at risk estimates.
Interest Rate Risk
At January 28, 2012, we had variable rate debt obligations of approximately $180.6 million. While variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on January 28, 2012 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $1.8 million additional pre-tax charge or credit to our statement of operations (see Note F to the Notes to the Consolidated Financial Statements). In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of January 28, 2012.
Foreign Currency Risk
We are exposed to foreign exchange risks through our business operations and investments in subsidiaries in Canada, Europe, Australia, South America and Asia. The currencies for which we have the most significant exposure to exchange rate fluctuations include the Canadian Dollar, the Euro, the British Pound Sterling and the Australian Dollar.
Revenue and expense transactions in our foreign subsidiaries are primarily denominated in the respective local currencies. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While the matching of local currency revenues and local currency expenses provides in effect a natural hedge, such matching does not completely reduce the foreign currency exchange rate exposure. Revenues from our foreign operations accounted for approximately 33% of consolidated revenues in 2011.
The conversion of our foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss) in stockholders' equity. In 2011, we recorded consolidated foreign currency translation losses of approximately $192.0 million. In addition, certain of our foreign subsidiaries have assets

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities will result in a transaction gain or loss. In 2011, we recorded foreign currency transaction gains of approximately $0.5 million, which are recorded in “Other (expense) income” in our consolidated statement of income.
Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions, all of which may influence foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. As exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.
In accordance with our risk management policies, we use derivative instruments on a limited basis to hedge our foreign currency exposures (see Note F to the Notes to the Consolidated Financial Statements). As of January 28, 2012 we have entered into currency swaps in Canadian dollars in order to hedge a portion of our foreign exchange risk related to our net investment in foreign subsidiaries and to hedge certain intercompany loans. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying asset.

Item 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.
We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2012

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,264,149	$1,461,257
Receivables, net	2,033,680	1,970,483
Merchandise inventories, net	2,431,845	2,359,173
Deferred income tax assets	305,611	295,232
Prepaid expenses and other current assets	255,535	382,022
Total current assets	6,290,820	6,468,167
Property and equipment:
Land and buildings	1,034,983	1,064,981
Leasehold improvements	1,330,373	1,328,397
Equipment	2,462,351	2,287,505
Furniture and fixtures	1,084,358	1,032,502
Total property and equipment	5,912,065	5,713,385
Less: accumulated depreciation and amortization	3,831,704	3,565,614
Net property and equipment	2,080,361	2,147,771
Intangible assets, net of accumulated amortization	449,781	522,722
Goodwill	3,982,130	4,073,162
Other assets	627,530	699,845
Total assets	$13,430,622	$13,911,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,220,414	$2,208,386
Accrued expenses and other current liabilities	1,414,721	1,497,851
Debt maturing within one year	439,143	587,356
Total current liabilities	4,074,278	4,293,593
Long-term debt	1,599,037	2,014,407
Other long-term obligations	735,094	652,486
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 922,126,579 shares at January 28, 2012 and 908,449,980 shares at January 29, 2011	553	545
Additional paid-in capital	4,551,299	4,334,735
Accumulated other comprehensive loss	(319,743)	(96,933)
Retained earnings	7,199,060	6,492,340
Less: Treasury stock at cost, 226,383,032 shares at January 28, 2012 and 187,536,869 shares at January 29, 2011	(4,416,018)	(3,786,977)
Total Staples, Inc. stockholders’ equity	7,015,151	6,943,710
Noncontrolling interests	7,062	7,471
Total stockholders’ equity	7,022,213	6,951,181
Total liabilities and stockholders’ equity	$13,430,622	$13,911,667
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Sales	$25,022,192	$24,545,113	$24,275,451
Cost of goods sold and occupancy costs	18,280,364	17,938,958	17,801,548
Gross profit	6,741,828	6,606,155	6,473,903
Operating and other expenses:
Selling, general and administrative	5,048,492	4,913,188	4,907,236
Amortization of intangibles	64,902	61,689	100,078
Integration and restructuring costs	—	57,765	84,244
Total operating and other expenses	5,113,394	5,032,642	5,091,558
Operating income	1,628,434	1,573,513	1,382,345

Other (expense) income:
Interest income	7,577	7,722	6,117
Interest expense	(173,751)	(214,824)	(237,025)
Other (expense) income	(3,119)	(9,816)	4,457
Consolidated income before income taxes	1,459,141	1,356,595	1,155,894
Income tax expense	475,308	468,026	398,783
Consolidated net income	983,833	888,569	757,111
(Loss) income attributed to the noncontrolling interests	(823)	6,621	18,440
Net income attributed to Staples, Inc.	$984,656	$881,948	$738,671
Earnings Per Share:
Basic earnings per common share	$1.42	$1.23	$1.04
Diluted earnings per common share	$1.40	$1.21	$1.02
Dividends declared per common share	$0.40	$0.36	$0.33
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar Amounts in Thousands)
For the Fiscal Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

	Equity Attributed to Staples, Inc.
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity	Comprehensive Income (Loss)
Balances at January 31, 2009	$529	$4,048,398	$(494,327)	$5,367,341	$(3,357,734)	$58,224	$5,622,431	$—
Issuance of common stock for stock options exercised	8	114,339	—	—	—	—	114,347	—
Tax benefit on exercise of options	—	8,763	—	—	—	—	8,763	—
Stock-based compensation	—	174,691	—	—	—	—	174,691	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	1	36,610	—	—	—	—	36,611	—
Net income for the year	—	—	—	738,671	—	18,440	757,111	757,111
Common stock dividend	—	—	—	(236,874)	—	—	(236,874)
Foreign currency translation adjustments	—	—	373,637	—	—	6,390	380,027	380,027
Changes in the fair value of derivatives (net of taxes of $15,807)	—	—	(21,205)	—	—	—	(21,205)	(21,205)
Deferred pension costs (net of taxes of $17,128)	—	—	52,558	—	—	—	52,558	52,558
Purchase of treasury shares	—	—	—	—	(30,661)	—	(30,661)	—
Other	—	(2,859)	—	—	—	—	(2,859)	—
Balances at January 30, 2010	$538	$4,379,942	$(89,337)	$5,869,138	$(3,388,395)	$83,054	$6,854,940	$1,168,491
Issuance of common stock for stock options exercised	3	40,562	—	—	—	—	40,565	—
Stock-based compensation	—	146,879	—	—	—	—	146,879	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	4	44,860	—	—	—	—	44,864	—
Net income for the year	—	—	—	881,948	—	6,621	888,569	888,569
Common stock dividend	—	—	—	(258,746)	—	—	(258,746)	—
Foreign currency translation adjustments	—	—	333	—	—	2,050	2,383	2,383
Changes in the fair value of derivatives (net of taxes of $7,471)	—	—	(10,043)	—	—	574	(9,469)	(9,469)
Deferred pension and other post-retirement benefit costs (net of taxes of $7,507)	—	—	2,114	—	—	—	2,114	2,114
Purchase of treasury shares	—	—	—	—	(398,582)	—	(398,582)	—
Purchase of noncontrolling interest	—	(275,767)	—	—	—	(84,828)	(360,595)	—
Other	—	(1,741)	—	—	—	—	(1,741)	—

Balances at January 29, 2011	$545	$4,334,735	$(96,933)	$6,492,340	$(3,786,977)	$7,471	$6,951,181	$883,597
Issuance of common stock for stock options exercised	3	25,886	—	—	—	—	25,889	—
Tax benefit on exercise of options	—	1,805	—	—	—	—	1,805	—
Stock-based compensation	—	151,822	—	—	—	—	151,822	—
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	5	47,972	—	—	—	—	47,977	—
Net income for the year	—	—	—	984,656	—	(823)	983,833	983,833
Common stock dividend	—	—	—	(277,936)	—	—	(277,936)	—
Foreign currency translation adjustments	—	—	(193,785)	—	—	1,813	(191,972)	(191,972)
Changes in the fair value of derivatives (net of taxes of $1,399)	—	—	(1,505)	—	—	—	(1,505)	(1,505)
Deferred pension and other post-retirement benefit costs (net of taxes of $902)	—	—	(27,520)	—	—	—	(27,520)	(27,520)
Purchase of treasury shares	—	—	—	—	(629,041)	—	(629,041)	—
Purchase of noncontrolling interest	—	(8,602)	—	—	—	(1,398)	(10,000)	—
Other	—	(2,319)	—	—	—	(1)	(2,320)	—
Balances at January 28, 2012	$553	$4,551,299	$(319,743)	$7,199,060	$(4,416,018)	$7,062	$7,022,213	$762,836
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Operating Activities:
Consolidated net income, including (loss) income from the noncontrolling interests	$983,833	$888,569	$757,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482,056	498,863	552,441
Stock-based compensation	151,822	146,879	174,691
Excess tax benefits from stock-based compensation arrangements	(1,805)	—	(8,763)
Deferred income tax expense	6,706	172,630	(89,753)
Other	4,452	5,418	(17,177)
Changes in assets and liabilities:
(Increase) decrease in receivables	(73,670)	(95,656)	129,137
(Increase) decrease in merchandise inventories	(82,343)	(46,450)	244,600
Decrease (increase) in prepaid expenses and other assets	123,660	(70,600)	254,805
Increase in accounts payable	23,677	63,305	40,365
(Decrease) increase in accrued expenses and other liabilities	(117,389)	(191,917)	71,208
Increase (decrease) in other long-term obligations	75,476	75,450	(24,457)
Net cash provided by operating activities	1,576,475	1,446,491	2,084,208
Investing activities:
Acquisition of property and equipment	(383,654)	(408,889)	(313,228)
Acquisition of businesses, net of cash acquired	—	(63,066)	—
Net cash used in investing activities	(383,654)	(471,955)	(313,228)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	73,866	85,429	150,958
Repayments on issuance of commercial paper, net	—	—	(1,195,557)
Proceeds from borrowings	301,843	201,566	1,211,424
Payments on borrowings, including payment of deferred financing fees	(820,631)	(207,478)	(945,333)
Purchase of noncontrolling interest	(10,000)	(360,595)	—
Cash dividends paid	(277,936)	(258,746)	(236,874)
Excess tax benefits from stock-based compensation arrangements	1,805	—	8,763
Purchase of treasury stock, net	(629,041)	(398,582)	(30,661)
Net cash used in financing activities	(1,360,094)	(938,406)	(1,037,280)
Effect of exchange rate changes on cash and cash equivalents	(29,835)	9,308	48,345
Net (decrease) increase in cash and cash equivalents	(197,108)	45,438	782,045
Cash and cash equivalents at beginning of period	1,461,257	1,415,819	633,774
Cash and cash equivalents at end of period	$1,264,149	$1,461,257	$1,415,819
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A—Summary of Significant Accounting Policies
Nature of Operations: Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is the world's leading office products company. Staples has three reportable segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to customers and businesses and includes Staples Advantage, Staples.com and Quill.com. The North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services. The International Operations segment consists of business units that operate stores and that sell and deliver office products and services directly to customers in 24 countries in Europe, Australia, South America and Asia.
Basis of Presentation:  The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. Certain previously reported amounts have been reclassified to conform with the current period presentation.
Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012, fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011 and fiscal year 2009 ("2009") consisted of the 52 weeks ended January 30, 2010.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management of Staples to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents:  Staples considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Receivables:  Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.49 billion at January 28, 2012 and $1.47 billion at January 29, 2011. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.
An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 28, 2012 and January 29, 2011 was $46.0 million and $55.3 million, respectively.
Other non-trade receivables were $591.5 million at January 28, 2012 and $559.1 million at January 29, 2011 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold.
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
Lease Acquisition Costs:  Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 5 to 40 years. Lease acquisition costs, net of accumulated amortization, at January 28, 2012 and

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

January 29, 2011 were $20.0 million and $22.6 million, respectively.
Goodwill and Intangible Assets:  We review goodwill for impairment annually, in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of goodwill might exceed its current fair value. We determine fair value using discounted cash flow analysis, which requires significant management assumptions and estimates regarding industry economic factors and the future profitability of our businesses. It is our policy to allocate goodwill and conduct impairment testing at a reporting unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. We established, and continue to evaluate, our reporting units based on our internal reporting structure and generally define such reporting units at our operating segment level or one level below.  The key assumptions used in the discounted cash flow approach include:

•
The reporting unit's projections of financial results which range from four to nine years depending on the maturity of the underlying business.  For established businesses in North America and Australia, we use a four year model, while in Europe we predominantly use a six year model that reflects the changes we are making in the business to capture new segments in the market and improve profitability.  In the emerging markets, we use a nine year model, which is based on our long-range plans at constant foreign exchange rates. The nine year period reflects management's expectations of the development time for emerging markets.

•
The projected terminal value for each reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis.  The terminal value reflects our assumptions related to long-term growth rates and profitability, which are based on several factors including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate, which is used to measure the present value of the projected future cash flows, is set using a weighted-average cost of capital method that considers market and industry data as well as our specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The changes in the carrying amounts of goodwill during the year ended January 28, 2012 are as follows (in thousands):

	Goodwill at January 29, 2011	2011 Net Additions	2011 Adjustments	2011 Foreign Exchange Fluctuations	Goodwill at January 28, 2012
North American Delivery	$1,586,397	$1,776	$(2,664)	$—	$1,585,509
North American Retail	289,400	—	—	(321)	289,079
International Operations	2,197,365	—	(3,515)	(86,308)	2,107,542
Consolidated	$4,073,162	$1,776	$(6,179)	$(86,629)	$3,982,130
The Company's intangible assets are summarized below (in thousands):

	Weighted Average Amortization Period	January 28, 2012			January 29, 2011
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12.3 years	$678,608	$(260,870)	$417,738	$689,861	$(209,442)	$480,419
Tradenames	8.1 years	248,714	(216,671)	32,043	251,765	(209,462)	42,303
Total	11.9 years	$927,322	$(477,541)	$449,781	$941,626	$(418,904)	$522,722
Estimated future amortization expense associated with the intangible assets at January 28, 2012 is as follows (in thousands):

2012	$59,935
2013	59,419
2014	59,186
2015	57,643
2016	47,219
Thereafter	166,379
$449,781
Fair Value of Financial Instruments:  ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature. The Company has $1.5 billion 9.75% notes due January 2014 (the “January 2014 Notes”), of which $750 million was hedged from March 2010 to September 2011. The Company received cash consideration of $30.3 million when the hedge was terminated in September 2011. The Company also has $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”), which were hedged from January 2003 to September 2011. When the hedge was terminated in September 2011, the Company received cash consideration of $12.4 million.

The fair values of the January 2014 Notes and the October 2012 Notes were determined based on quoted market prices and are classified as Level 1 liabilities. The following table reflects the difference between the carrying value and fair value of the unhedged portion of these notes as of January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012		January 29, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
October 2012 Notes	$332,617	$339,372	$—	$—
January 2014 Notes	1,525,003	1,721,490	750,000	915,450
The following table shows the Company's other assets and liabilities as of January 28, 2012 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Assets
Money market funds	$468,913	—	—
Liabilities
Derivative liabilities	—	$(36,418)	—
The fair value of the Company's money market funds are based on quotes received from third-party banks. The Company's derivative assets and liabilities are based on quotes received from third-party banks and represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.
The fair values of the assets in the Company's pension plans are described in detail in Note K.
Impairment of Long-Lived Assets:  The Company evaluates long-lived assets held for use for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based upon the estimated undiscounted cash flows expected to be generated from the use of an asset plus any net proceeds expected to be realized upon its eventual disposition. An impairment loss is recognized if an asset's carrying value is not recoverable and if it exceeds its fair value. Staples' policy is to evaluate long-lived assets for impairment at a store level for retail operations and at an operating unit level for Staples' other operations.
Store Closing Costs: The Company recognizes costs associated with store closings when they are incurred. A liability is recognized for the fair value of future contractual obligations when the Company ceases using a store facility. Such obligations comprise future minimum lease payments, property taxes, utilities, and common area maintenance, and are net of estimated sublease income. Payments made to terminate a lease agreement prior to the end of its term are typically accrued when notification is given to the landlord. For property and equipment that we expect to retire at the time of a store closing, the Company evaluates whether the assets are impaired on a held and used basis. If the assets are determined to not be impaired, the Company reduces the remaining useful lives of the assets at the time management commits to the store closing, resulting in accelerated depreciation expense. Asset retirement obligations related to leased properties are recognized when incurred and the related cost is amortized over the remaining term of the lease.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

right of recourse has ended and the Company is legally released from its repurchase obligation.
Sales of extended service plans are administered by either an unrelated third-party or by the Company. The unrelated third-party is the legal obligor in most of the areas they administer and accordingly bears all performance obligations and risk of loss related to the service plans sold in such areas. In these areas, Staples recognizes a net commission revenue at the time of sale for the service plans. In certain areas where Staples is the legal obligor, the revenues associated with the sale are deferred and recognized over the life of the service contract, which is typically one to five years.
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
Advertising:  Staples expenses the costs of producing an advertisement the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $19.5 million at January 28, 2012 and $18.7 million at January 29, 2011. The cost of communicating an advertisement is expensed when the communication occurs. Total advertising and marketing expense was $582.6 million, $560.5 million and $553.5 million for 2011, 2010 and 2009, respectively.
Integration and Restructuring Costs: Prior to 2011, the Company separately tracked the integration and restructuring costs associated with the July 2008 acquisition of Corporate Express N.V. ("Corporate Express"), a Dutch office products distributor with operations in North America, Europe and Australia through a tender offer of all of its outstanding capital stock. The integration and restructuring costs represented the integration of Corporate Express with the Company's pre-existing business and the consolidation of certain operations of the combined Company. In 2011, the Company ceased tracking integration and restructuring costs as the status of the integration made it difficult to accurately isolate such costs.
Stock-Based Compensation:  The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using a binomial valuation model. Stock-based compensation for restricted shares is measured based on the closing market price of the Company's common stock price on the date of grant, less the present value of dividends expected to be paid on the underlying shares but foregone during the vesting period. The Company recognizes stock-based compensation costs as expense on a straight-line basis over the requisite service period.
Pension and Other Post-Retirement Benefits:  The Company maintains pension and post-retirement life insurance plans for certain employees globally. These plans include significant obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and inflation. The Company also makes assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. These assumptions are evaluated annually.
Foreign Currency:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in another currency. Foreign currency transaction gains (losses) were $0.5 million, $(7.6) million and $5.7 million for 2011, 2010 and 2009, respectively. These amounts are included in other income (expense).
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
Accounting for Income Taxes:  Deferred income tax assets and liabilities are determined based on the differences between

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.
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
New Accounting Pronouncements:  In October 2009, a pronouncement was issued that amended the rules on revenue recognition for multiple-deliverable revenue arrangements.  This amendment eliminated the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method (ASC Topic 605).   This pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  In addition, this pronouncement expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this pronouncement as of January 30, 2011, on a prospective basis.  The impact of adopting this new accounting standard was not material to the Company’s financial statements in 2011, and if it were applied in the same manner to fiscal 2010, it would not have had a material impact on revenue for 2010.  The Company does not expect the adoption of this new accounting standard to have a significant impact on the timing and pattern of revenue recognition in the future due to the limited number of multiple element arrangements.
 In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment.  The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment.  This amendment is effective for fiscal years beginning after December 15, 2010.  The Company adopted this pronouncement as of January 30, 2011.  Since none of the Company's reporting units had zero or negative carrying amounts, this pronouncement had no impact on the Company's financial position and results of operations in 2011.

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

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only,

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

the adoption of this amendment will not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
NOTE B—Business Combinations and Acquisition of Noncontrolling Interest
ASC Topic 805 ("Business Combinations") requires that companies record acquisitions using the acquisition method of accounting. Accordingly, the purchase price is allocated to the tangible assets and liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Purchased intangibles with finite lives are amortized over their respective useful lives.
In July 2008, Staples acquired more than 99% of the capital stock of Corporate Express. With the acquisition of Corporate Express, the Company became approximately a 59% shareholder of Corporate Express Australia Limited ("Corporate Express Australia"), a public company traded on the Australian Securities Exchange. The Corporate Express results are reported in Staples' North American Delivery and International Operations for segment reporting.
In March 2010, the Company announced that it had made an offer to acquire all of the noncontrolling interest in Corporate Express Australia for cash consideration of AUD $5.60 per share (the "Offer"). In July 2010, the Company declared the Offer unconditional, and in September 2010, through a compulsory acquisition process, the Company acquired the final outstanding shares, bringing the Company's ownership of this business to 100% for an aggregate purchase price of approximately AUD $407 million (approximately $361 million).
The Company also worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. However, in October 2011, after a long and cumbersome process, Staples withdrew the squeeze out proceedings. Subsequent to the withdrawal of these proceedings, the Company paid an aggregate of €7.5 million (approximately $10.0 million) to acquire additional shares in Corporate Express, bringing its current ownership to approximately 99.7%.
The purchases of the additional shares in 2010 and 2011 were accounted for in accordance with ASC Topic 810, "Noncontrolling Interest in Consolidated Financial Statements," as an equity transaction, by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company's ownership interest in Corporate Express and Corporate Express Australia. The purchase of the noncontrolling interest is reflected as a financing cash outflow in the consolidated statement of cash flows.
In July 2010, the Company entered the Finnish market, acquiring Oy Lindell AB ("Lindell"), a Finnish office products distributor. The aggregate cash purchase price was €31 million (approximately $39 million based on foreign exchange rates on the acquisition date), net of cash acquired. As a result of this acquisition, the Company recorded goodwill of $16.4 million and $4.3 million of intangible assets, which are being amortized on a straight line basis over their weighted-average estimated lives of 5 years. The goodwill and intangible assets were allocated to the International Operations segment. None of the goodwill is deductible for tax purposes.
NOTE C—Acquisition Reserves
In connection with the Company's acquisition of Corporate Express, acquisition reserves of $181.0 million were established. The activity related to this reserve (in thousands) for fiscal 2010 and 2011 is as follows:

	Balance as of January 30, 2010	Utilization	Foreign Exchange Fluctuations	Balance as of January 29, 2011
Transaction costs	$807	$(264)	$—	$543
Severance	28,843	(16,206)	(844)	11,793
Facility closures	28,390	(7,973)	(130)	20,287
Other	10,759	(1,172)	(243)	9,344
Total	$68,799	$(25,615)	$(1,217)	$41,967

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Balance as of January 29, 2011	Utilization	Adjustments	Foreign Exchange Fluctuations	Balance as of January 28, 2012
Transaction costs	$543	$(119)	$(424)	$—	$—
Severance	11,793	(3,911)	(5,231)	(960)	1,691
Facility closures	20,287	(3,898)	(600)	(28)	15,761
Other	9,344	(699)	(2,180)	(125)	6,340
Total	$41,967	$(8,627)	$(8,435)	$(1,113)	$23,792
The majority of the reserves have been substantially utilized by the end of fiscal year 2011, with the exception of certain payments related to facility closures that will be made over the remaining lease terms and certain other obligations related to the integration of the business.
NOTE D—Accrued Expenses and Other Current Liabilities
The major components of accrued liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Taxes	$320,861	$258,518
Employee related	402,058	420,598
Acquisition and restructuring reserves	49,549	82,144
Advertising and marketing	101,023	109,383
Other	541,230	627,208
Total	$1,414,721	$1,497,851
NOTE E—Debt and Credit Agreements
The major components of the Company's outstanding debt are as follows (in thousands):

	January 28, 2012	January 29, 2011
April 2011 Notes	$—	$500,000
October 2012 Notes	332,617	325,000
January 2014 Notes	1,525,003	1,500,000
Lines of credit	170,745	218,689
Capital lease obligations and other notes payable	9,815	13,701
	2,038,180	2,557,390
Fair value adjustments on hedged debt	—	44,373
Less: Current portion	(439,143)	(587,356)
Net long-term debt	$1,599,037	$2,014,407
Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2012	$439,143
2013	1,596,980
2014	620
2015	416
2016	316
Thereafter	705
$2,038,180
Future minimum lease payments under capital leases of $1.4 million are included in aggregate annual maturities shown above. Staples entered into no new capital lease obligations in 2011 or 2010.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Interest paid by Staples totaled $184.5 million, $210.9 million and $217.5 million for 2011, 2010 and 2009, respectively. There was no interest capitalized in 2011, 2010 or 2009.
April 2011 Notes: The Company repaid in full the $500 million, 7.75% notes (the "April 2011 Notes") on the maturity date, April 1, 2011. The Company originally entered into the April 2011 Notes on March 27, 2009.
October 2012 Notes:  On September 30, 2002, Staples issued $325 million aggregate principal amount of notes due October 1, 2012, with a fixed interest rate of 7.375% payable semi-annually on April 1 and October 1 of each year commencing on April 1, 2003. In January 2003, Staples entered into an interest rate swap agreement to turn the October 2012 Notes into variable rate obligations, and the swap agreement was subsequently terminated in September 2011 (see Note F). The Company's obligations under the October 2012 Notes are unconditionally guaranteed on an unsecured, unsubordinated basis by the Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”).
January 2014 Notes:  On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes due January 15, 2014, with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, the Company received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. In March 2010, Staples entered into an interest rate swap agreement to turn half of the January 2014 Notes into variable rate obligations, and the swap agreement was subsequently terminated in September 2011 (see Note F). The Company's obligations under the January 2014 Notes are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries.
Revolving Credit Facility:  On November 4, 2010, Staples entered into a new credit agreement (the "November 2014 Revolving Credit Facility") with Bank of America, N.A, as Administrative Agent and other lending institutions named therein. The November 2014 Revolving Credit Facility replaced the Amended and Restated Revolving Credit Agreement dated as of October 13, 2006, as amended, which provided for a maximum borrowing of $750 million and was due to expire in October 2011 (the "Prior Revolving Credit Facility"). As of January 28, 2012, no borrowings were outstanding under the November 2014 Revolving Credit Agreement, resulting in $1.0 billion of availability under this agreement.
The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion which, pursuant to an accordion feature, may be increased to $1.5 billion upon the request of the Company and the agreement of the lenders participating in the increase. Borrowings made pursuant to the November 2014 Revolving Credit Facility may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Borrowings made pursuant to the November 2014 Revolving Credit Facility will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Under the November 2014 Revolving Credit Facility, Staples agree to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on its credit rating and fixed charge coverage ratio. Amounts borrowed under the November 2014 Revolving Credit Facility may be borrowed, repaid, and reborrowed from time to time until November 4, 2014.
The November 2014 Revolving Credit Facility is unsecured and ranks pari passu with Staples' public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2014 Revolving Credit Facility also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio. The borrowings under the November 2014 Revolving Credit Facility are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries.
Commercial Paper Program:  The Company has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Under the Commercial Paper Program, the Company uses the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries. The Commercial Paper Program contains customary events of default with corresponding grace periods. On June 2, 2011, the Company resumed the issuance of Notes under the Commercial Paper Program. During 2011, the Company borrowed under its Commercial Paper Program to support its seasonal cash requirements and stock buyback programs. From June 2, 2011 through the end of commercial paper usage, the weighted average amount outstanding under the Commercial Paper Program was $150.0 million, with a weighted-average interest rate of 0.3%. At the end of 2011, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during 2011 was $345.0 million.
Other Lines of Credit: The Company had $373.1 million in borrowing capacity under various other lines of credit as of

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

January 28, 2012 with outstanding borrowings of $170.7 million, leaving $202.4 million of available credit at that date.
There were no instances of default during 2011 under any of the Company's debt agreements.
Deferred Financing Fees
In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $4.2 million, $6.3 million and $7.9 million for 2011, 2010 and 2009, respectively. At January 28, 2012, unamortized financing fees of $0.4 million were included in prepaid expenses and other current assets and unamortized fees of $7.5 million were included in other assets. At January 29, 2011, unamortized financing fees of $0.2 million were included in prepaid expenses and other current assets and unamortized fees of $11.9 million were included in other assets.
NOTE F—Derivative Instruments and Hedging Activities
Staples uses interest rate swap agreements, foreign currency swap and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting changes in fair value of the hedged items.
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
 Interest Rate Swaps:   In January 2003, Staples entered into interest rate swaps for an aggregate notional amount of $325 million. These swaps were designed as a fair value hedge and designed to convert the October 2012 Notes into a variable rate obligation. At January 29, 2011, the interest rate swap agreement had a fair value gain of $23.0 million, which was included in other assets. In September 2011, the Company terminated the $325 million interest rate swaps, realizing a gain of $12.4 million, which is being amortized over the remaining term of the October 2012 Notes. No amounts were included in the consolidated statement of income for 2011, 2010 or 2009 related to ineffectiveness associated with this fair value hedge.
  In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  At January 29, 2011 the interest rate swap agreement had a fair value gain of $21.4 million which was included in other assets. In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million, which is being amortized over the remaining term of the January 2014 Notes. No amounts were included in the consolidated statement of income for 2011 or 2010 related to the ineffectiveness associated with this fair value hedge.
 In connection with Staples' acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express' variable rate credit facilities into fixed rate obligations.  In May 2011, the Company repaid the outstanding balance on these variable rate credit facilities and terminated the related interest rate swap agreements. As a result, $0.3 million was recognized as a loss related to the termination of these interest rate swap agreements.
Foreign Currency Swaps and Foreign Currency Forwards: In August 2007, the Company entered into a $300.0 million foreign currency swap that has been designated as a foreign currency hedge on Staples' net investment in Canadian dollar denominated subsidiaries. Staples, upon maturity of the agreement in October 2012, will be entitled to receive $300.0 million and will be obligated to pay 316.2 million Canadian dollars. Staples will also be entitled to receive quarterly interest payments on

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

$300.0 million at a fixed rate of 5.28% and will be obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  At January 28, 2012 and January 29, 2011, the currency swap had aggregate fair value losses of $14.4 million and $11.0 million, respectively, which was included in other long-term obligations.  No amounts were included in the consolidated statement of income for 2011, 2010 or 2009 related to ineffectiveness associated with this net investment hedge.
In May 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid AUD 76.4 million and recognized a gain of $0.9 million.
In August 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a fair value hedge. Upon maturity of the agreement on October 31, 2011, Staples paid AUD 76.4 million and recognized a loss of $4.1 million.
In October 2011, the Company entered into a foreign currency swap designed to convert a 118.3 million intercompany loan denominated in Canadian dollars into a fixed U.S. dollar amount. The intercompany loan had a fixed interest rate of 1.8%. The agreement was accounted for as a fair value hedge. Upon maturity of the agreement in December 2011, Staples paid $112.1 million and recognized a gain of $2.2 million.
In October 2011, the Company entered into a foreign currency swap designed to convert a 79.5 million intercompany loan denominated in Canadian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 1.32%. The agreement was accounted for as a fair value hedge. Upon maturity of the agreement in December 2011, Staples paid 79.5 million Canadian dollars and recognized a loss of $2.1 million.
In December 2011, the Company entered into a foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will collect $720.0 million U.S. dollars. The forward agreements are being accounted for as a fair value hedge. At January 28, 2012, the foreign currency forward had an aggregate fair value loss of $22.0 million, which was included in other long-term obligations.  The effective portion of this hedge is included as a component of other income (expense). No amounts were included in the condensed consolidated statement of income for 2011 related to ineffectiveness associated with this fair value hedge.
NOTE G—Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss for the Company's derivative instruments and minimum pension and other post-retirement liabilities are recorded net of the related income tax effects. The following table details the composition of accumulated other comprehensive loss for 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Foreign currency translation adjustments	$(156,627)	$37,158	$36,825
Derivative instruments (net of taxes)	(5,712)	(4,207)	5,836
Deferred benefit costs (net of taxes)	(157,404)	(129,884)	(131,998)
Total	$(319,743)	$(96,933)	$(89,337)
NOTE H—Commitments and Contingencies
Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.
Other long-term obligations at January 28, 2012 include $122.6 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail and support facilities (including lease commitments for 37 retail stores not yet opened at January 28, 2012) and equipment leases under non-cancelable operating leases are as follows (in thousands):

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Fiscal Year:	Total
2012	$867,147
2013	774,273
2014	664,264
2015	557,642
2016	454,235
Thereafter	1,269,073
$4,586,634
Future minimum lease commitments do not include $31.9 million of minimum rentals due under non-cancelable subleases.
Rent expense was $839.6 million, $829.4 million and $834.3 million for 2011, 2010 and 2009, respectively.
As of January 28, 2012, Staples had purchase obligations of $488.9 million. Many of the Company's purchase commitments, including intercompany commitments, may be canceled by the Company without advance notice or payment, and accordingly the Company has excluded such commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Such purchase obligations will arise as follows (in thousands):

Fiscal Year:	Total
2012	$369,143
2013 through 2014	49,588
2015 through 2016	18,755
Thereafter	51,435
$488,921
Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 28, 2012, Staples had open standby letters of credit totaling $147.8 million.
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
In connection with the 1991 acquisition of Agena S.A., Corporate Express initiated legal proceedings against Béfec (a predecessor of PricewaterhouseCoopers, France), the accountants who certified the acquisition balance sheet. Corporate Express claimed damages totaling €134.0 million plus interest and fees. In October 2010, the Commercial Court in France issued its judgment in this case and did not award any of the claimed damages to Corporate Express. The Company is currently appealing the judgment.
Staples has a contractual dispute with Corely S.C./Lyreco S.A.S., as a result of acquiring Corporate Express. Prior to Staples' acquisition of Corporate Express, Corporate Express and Corely/Lyreco entered into an agreement that required Corporate Express to pay €30.0 million to Corely/Lyreco in the event that the merger between Corporate Express and Corely/Lyreco was not completed as a result of Staples' acquisition of Corporate Express. Upon Staples' acquisition of Corporate Express, Corporate Express paid the €30.0 million to Corely/Lyreco.  Corely/Lyreco is seeking through arbitration to have Staples gross up this payment to cover the corporate income taxes it incurred as a result of the payment, which Corely/Lyreco claims is approximately €12.0 million plus interest and legal fees.   Staples believes that it has meritorious defenses to this contractual dispute. However, there is a reasonable possibility that the arbitral tribunal could rule against Staples and require Staples to pay a portion or all of the corporate taxes incurred by Corely/Lyreco as a result of the payment.
At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express. Staples worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. This squeeze out process turned out to be a long and cumbersome process, and in October 2011, Staples withdrew the squeeze out proceedings. Any additional payments Staples makes to purchase the remaining outstanding capital stock will be recorded in equity pursuant

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

to ASC Topic 810, "Noncontrolling Interest in Consolidated Financial Instruments."
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
NOTE I—Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred income tax assets:
Deferred rent	$46,446	$49,256
Foreign tax credit carryforwards	90,730	109,913
Net operating loss carryforwards	313,732	402,136
Capital loss carryforwards	18,598	20,110
Employee benefits	126,632	125,466
Merger related charges	15,072	20,044
Inventory	42,556	52,604
Insurance	39,375	35,891
Deferred revenue	82,724	26,672
Depreciation	32,887	45,362
Unrealized loss on hedge instruments	6,028	4,629
Other—net	77,925	78,786
Total deferred income tax assets	892,705	970,869
Total valuation allowance	(307,616)	(331,567)
Net deferred income tax assets	$585,089	$639,302
Deferred income tax liabilities:
Intangibles	$(148,601)	$(200,901)
Other—net	(4,616)	(3,308)
Total deferred income tax liabilities	(153,217)	(204,209)
Net deferred income tax assets	$431,872	$435,093
The deferred tax asset from tax loss carryforwards of $313.7 million represents approximately $1.16 billion of net operating loss carryforwards, $639.9 million of which are subject to expiration beginning in 2012. The remainder has an indefinite carryforward period. The deferred tax asset from foreign tax credit carryforwards of $90.7 million is subject to expiration beginning in 2015. The valuation allowance decreased by $24.0 million during 2011, primarily due to utilization of certain foreign net operating losses.
For financial reporting purposes, consolidated income before income taxes includes the following components (in thousands):

	2011	2010	2009
Pretax income:
United States	$1,009,979	$877,936	$728,765
Foreign	449,162	478,659	427,129
	$1,459,141	$1,356,595	$1,155,894

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The provision for income taxes consists of the following (in thousands):

	2011	2010	2009
Current tax expense:
Federal	$253,078	$142,282	$329,809
State	59,877	49,797	42,547
Foreign	155,647	103,317	116,180
Deferred tax expense (benefit):
Federal	75,233	141,103	(63,494)
State	(4,666)	6,329	(8,191)
Foreign	(63,861)	25,198	(18,068)
Total income tax expense	$475,308	$468,026	$398,783
A reconciliation of the federal statutory tax rate to Staples' effective tax rate on net income is as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.6	3.3	2.9
Effect of foreign taxes	(4.6)	(5.5)	(3.4)
Tax credits	(0.5)	(0.4)	(0.7)
Italian tax refund (previously deemed uncollectible)	(1.4)	—	—
Other	1.5	2.1	0.7
Effective tax rate	32.6%	34.5%	34.5%
The effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related.
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
Income tax payments were $308.9 million, $404.9 million and $236.1 million during 2011, 2010 and 2009, respectively.
Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $896.6 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Uncertain Tax Positions
At January 28, 2012, the Company had $250.4 million of gross unrecognized tax benefits, of which $247.6 million, if recognized, would affect the Company's tax rate. At January 29, 2011, the Company had $254.2 million of gross unrecognized tax benefits, of which $209.5 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2012.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following summarizes the activity related to our unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at beginning of fiscal year	$254,167	$264,277	$222,892
Additions for tax positions related to current year	48,032	25,876	47,354
Additions (reductions) for tax positions of prior years	15,361	(9,983)	15,422
Reduction for Statute of Limitations Expiration	(13,441)	(19,840)	(20,802)
Settlements	(53,722)	(6,163)	(589)
Balance at end of fiscal year	$250,397	$254,167	$264,277
The change in uncertain tax positions during 2011 for settlement primarily relates to reductions in deferred tax assets against which a tax reserve had been maintained and had no impact on the overall effective tax rate.
Staples is subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters for years through 2002 have been substantially concluded.
Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $32.7 million and $30.1 million accrued for gross interest and penalties as of January 28, 2012 and January 29, 2011, respectively.
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
In connection with certain equity based employee benefit plans, Staples included approximately $151.8 million, $146.9 million and $174.7 million in compensation expense for 2011, 2010 and 2009, respectively. The excess income tax benefit related to stock-based compensation was $1.8 million for 2011 and $8.8 million for 2009. There was no excess income tax benefit related to stock-based compensation for 2010. As of January 28, 2012, Staples had $186.5 million of unamortized stock-based compensation costs related to non-qualified stock options, restricted stock and restricted stock units, which will be expensed through August 2015.
Employee Stock Purchase Plans
In December 2011, the Company adopted the 2012 Employee Stock Purchase Plan, subject to shareholder approval, which authorizes a total of up to approximately 15.0 million shares of common stock to be sold to participating employees. Under this plan, participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Options
Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 29, 2011	44,813,257	$19.86
Granted	6,086,065	15.90
Exercised	(3,251,293)	11.31
Canceled	(1,652,681)	21.27
Outstanding at January 28, 2012	45,995,348	$19.89	5.35	$18,713
Exercisable at January 28, 2012	32,768,260	$20.51	4.11	$18,103
Vested or expected to vest at January 28, 2012	44,393,242	$19.94	5.25	$18,711

(1)	The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.
The total intrinsic value of options exercised during 2011, 2010 and 2009 were $14.6 million, $24.0 million and $60.8 million, respectively.
The weighted-average fair values of options and employee stock purchase plan shares granted during 2011, 2010 and 2009 were $3.58, $4.75 and $5.57, respectively.
For stock options granted on or after May 1, 2005, the fair value of each award is estimated on the date of grant using a binomial valuation model. The binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.
The fair value of options granted in each year was estimated at the date of grant using the following weighted-average assumptions:

	2011	2010	2009
Risk free interest rate	2.1%	2.3%	2.1%
Expected dividend yield	1.4%	1.3%	1.1%
Expected stock volatility	28%	31%	35%
Expected life of options	5.5 years	5.4 years	5.3 years
The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The fair value of stock options is expensed over the applicable vesting period using the straight line method.
Restricted Shares
Beginning in fiscal 2006, the Company began issuing Restricted Shares to employees and directors as part of its regular equity compensation program. All shares underlying awards of Restricted Shares are restricted in that they are not transferable (i.e., they may not be sold) until they vest. Subject to limited exceptions, if the employees who received the Restricted Shares leave Staples prior to the vesting date for any reason, the Restricted Shares will be forfeited and returned to Staples. The fair value of restricted shares is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company's grants of Restricted Shares in 2011:

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 29, 2011	14,271,158	$20.62
Granted	8,377,845	15.93
Vested	(4,519,697)	21.72
Canceled	(1,330,044)	18.78
Nonvested at January 28, 2012	16,799,262	$18.13

The total market value of Restricted Shares vested during 2011, 2010 and 2009 was $73.3 million, $96.5 million and $94.9 million, respectively.
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
In 2010, the Company switched from granting annual performance share awards and introduced a performance based long term cash incentive plan based on meeting minimum performance targets. The expense associated with these 2010 and 2011 awards is reflected as part of selling, general and administrative expense.
Although not a part of the annual grant cycle, in July 2010 the Company granted special performance shares totaling 0.6 million at target at $19.27 per share. These awards will payout only if the Company meets minimum performance objectives, which will be established in each year of a three year performance cycle. One-third of the target award will be applied as a target amount for each of the fiscal years within the performance cycle. No payout will occur until the completion of the three year performance cycle. Any shares that are paid out will also be subject to additional vesting requirements.
For fiscal year 2011 and 2010, 58% and 93% of the target shares were earned based on the extent to which the 2011 and 2010 objective were achieved.
Shares Available for Issuance
At January 28, 2012, 60.7 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.
NOTE K—Pension and Other Retirement Plans
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the total projected benefit obligation for the pension plans, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at January 28, 2012 and January 29, 2011 (in thousands):

	January 28, 2012			January 29, 2011
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$(779,248)	$962,428	$183,180	$(780,928)	$963,404	$182,476
Total Overfunded Plans	$(779,248)	$962,428	$183,180	$(780,928)	$963,404	$182,476
Underfunded Plans:
U.S. Plans	$(38,618)	$29,640	$(8,978)	$(33,431)	$28,451	$(4,980)
International Plans	(136,542)	102,241	(34,301)	(130,314)	99,415	(30,899)
Total Underfunded Plans	$(175,160)	$131,881	$(43,279)	$(163,745)	$127,866	$(35,879)
The following tables present a summary of the total net cost recorded in the consolidated statement of income for the pension and post-retirement life insurance benefit plans for 2011, 2010 and 2009 (in thousands):

	2011
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$9,987	$9,987	$1,765
Interest cost	1,864	42,934	44,798	1,479
Expected return on plan assets	(1,686)	(58,903)	(60,589)	—
Amortization of actuarial losses	—	1,461	1,461	1,716
Net periodic pension expense (income)	$178	$(4,521)	$(4,343)	$4,960

	2010
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$10,717	$10,717	$895
Interest cost	1,841	37,718	39,559	695
Expected return on plan assets	(1,735)	(61,361)	(63,096)	—
Amortization of actuarial losses	2	3,991	3,993	—
Net periodic pension expense (income)	$108	$(8,935)	$(8,827)	$1,590

	2009
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$9,641	$9,641	$—
Interest cost	1,868	47,962	49,830	—
Expected return on plan assets	(1,507)	(57,531)	(59,038)	—
Amortization of actuarial losses	—	9,328	9,328	—
Net periodic pension expense	$361	$9,400	$9,761	$—

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in benefit obligations during 2010 and 2011 (in thousands):

	Pension Plans			Post-retirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at January 30, 2010	$32,178	$903,807	$935,985	$—
Service cost	—	10,717	10,717	895
Interest cost	1,841	37,718	39,559	695
Plan participants' contributions	—	1,427	1,427	—
Actuarial losses	761	22,049	22,810	—
Benefits paid	(1,349)	(47,551)	(48,900)	—
Prior service cost	—	—	—	23,691
Other	—	(3,202)	(3,202)	—
Currency translation adjustments	—	(13,723)	(13,723)	—
Projected benefit obligation at January 29, 2011	$33,431	$911,242	$944,673	$25,281
Service cost	—	9,987	9,987	1,765
Interest cost	1,864	42,934	44,798	1,479
Plan participants' contributions	—	1,455	1,455	—
Actuarial losses	4,816	37,388	42,204	9,264
Benefits paid	(1,493)	(55,668)	(57,161)	(491)
Other	—	11,031	11,031	—
Currency translation adjustments	—	(42,579)	(42,579)	—
Projected benefit obligation at January 28, 2012	$38,618	$915,790	$954,408	$37,298
The accumulated benefit obligation for the U.S. Plans and International Plans at January 28, 2012 was $38.6 million and $889.5 million, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at January 29, 2011 was $33.4 million and $885.8 million, respectively. The accumulated benefit obligation for the post-retirement benefit obligation was $37.3 million and $25.3 million at January 28, 2012 and January 29, 2011, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2010 and 2011 (in thousands):

	U.S. Plans	International Plans	Total
Fair value of plan assets at January 30, 2010	$24,836	$995,957	$1,020,793
Actual return on plan assets	3,760	116,697	120,457
Employer's contributions	1,206	13,504	14,710
Plan participants' contributions	—	1,427	1,427
Benefits paid	(1,349)	(47,551)	(48,900)
Amortization of unrecognized losses	(2)	(3,991)	(3,993)
Currency translation adjustments	—	(13,224)	(13,224)
Fair value of plan assets at January 29, 2011	$28,451	$1,062,819	$1,091,270
Actual return on plan assets	1,521	85,889	87,410
Employer's contributions	1,161	10,987	12,148
Plan participants' contributions	—	1,455	1,455
Benefits paid	(1,493)	(55,668)	(57,161)
Other	—	11,031	11,031
Amortization of unrecognized losses	—	(1,461)	(1,461)
Currency translation adjustments	—	(50,383)	(50,383)
Fair value of plan assets at January 28, 2012	$29,640	$1,064,669	$1,094,309
The funded status for the U.S. Plans and International Pension Plans at January 28, 2012 was $9.0 million underfunded and $148.9 million overfunded, respectively. The funded status for the U.S. Plans and International Pension Plans at January 29, 2011 was $5.0 million underfunded and $151.6 million overfunded, respectively.
Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	January 28, 2012
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$183,180	$183,180	$—
Accrued benefit liability (included in other long-term obligations)	(8,978)	(34,301)	(43,279)	(37,298)
Accumulated other comprehensive loss	7,638	119,377	127,015	30,389
Net amount recognized	$(1,340)	$268,256	$266,916	$(6,909)

	January 29, 2011
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$182,476	$182,476	$—
Accrued benefit liability (included in other long-term obligations)	(4,980)	(30,899)	(35,879)	(25,281)
Accumulated other comprehensive loss	2,655	105,613	108,268	21,616
Net amount recognized	$(2,325)	$257,190	$254,865	$(3,665)
Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension and post-retirement costs at January 28, 2012 and January 29, 2011 are comprised of actuarial losses and prior service costs.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The amount of accumulated other comprehensive loss expected to be recognized as components of net periodic pension and post-retirement benefit costs during 2012 is approximately $2.0 million and $2.1 million, respectively.
There were no significant amendments to any of the Company's defined benefit pension plans or the post-retirement life insurance benefit plan in 2011 or 2010 that would have had a material effect on the consolidated statement of income in these periods.
Assumptions Used to Determine Plan Financial Information
The valuation of benefit obligations and net periodic pension and post-retirement benefit cost uses participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant of which include estimates of discount rates, expected return on plan assets, rate of compensation increases, interest rates and mortality rates.
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and post-retirement benefit plans for 2011, 2010 and 2009:

	2011
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.7%	4.8%	4.9%
Expected return on plan assets	7.0%	6.4%	—%
Rate of compensation increase	—%	2.2%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.7%	4.3%	4.9%
Rate of compensation increase	—%	2.1%	3.0%
Rate of pension increase	—%	1.1%	—%

	2010
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.9%	4.6%	5.9%
Expected return on plan assets	7.0%	6.4%	—%
Rate of compensation increase	—%	2.2%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	5.7%	4.8%	5.9%
Rate of compensation increase	—%	2.1%	3.0%
Rate of pension increase	—%	1.1%	—%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2009
	Pension Plans
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	6.8%	5.8%
Expected return on plan assets	7.0%	6.4%
Rate of compensation increase	—%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	5.9%	4.5%
Rate of compensation increase	—%	2.1%
Rate of pension increase	—%	1.1%
The following table shows the effect on pension obligations at January 28, 2012 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(.25%)	No change	0.25%
Change in rate of compensation increase:
(.25%)	$26,074	$(1,616)	$(27,452)
No change	27,563	—	(26,087)
0.25%	29,412	1,580	(24,763)
Change in rate of pension increase:
(.25%)	$4,792	$(21,879)	$(46,810)
No change	27,563	—	(26,087)
0.25%	51,876	22,930	(4,517)
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
Staples' investment strategy for worldwide pension plan assets is to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A portion of the currency risk related to investments in equity securities, real estate and debt securities is hedged.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company's pension plans' actual and target asset allocations at January 28, 2012 and January 29, 2011 are as follows:

	January 28, 2012
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	36%	31%	31%	40%	39%	39%
Debt securities	57%	49%	49%	60%	47%	47%
Real estate	7%	8%	8%	—%	8%	8%
Cash	—%	5%	5%	—%	—%	—%
Other	—%	7%	7%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%

	January 29, 2011
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	41%	33%	33%	36%	39%	39%
Debt securities	59%	49%	49%	64%	48%	48%
Real estate	—%	9%	9%	—%	7%	7%
Cash	—%	3%	3%	—%	—%	—%
Other	—%	6%	6%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%
No pension plan assets are expected to be returned to the Company during 2012.
Information on Fair Value of Plan Assets
The fair values of the Company's pension plan assets at January 28, 2012 by asset category are as follows (in thousands):

	U.S. Pension Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$10,731	$10,731	$—	$—
Debt securities(2)	16,703	6,765	—	9,938
Real estate(3)	2,206	2,206	—	—
Total	$29,640	$19,702	$—	$9,938

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	International Pension Plans
Asset Category:	Fair Market Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Unobservable Inputs Level 3
Equity securities(1)	$323,373	$295,455	$27,918	$—
Debt securities(2)	524,357	517,346	7,011	—
Real estate(3)	88,871	80,824	8,047	—
Cash	56,980	56,980	—	—
Other(4)	71,088	15,026	56,062	—
Total	$1,064,669	$965,631	$99,038	$—

(1)
This category includes investments in equity securities of large, small and medium sized companies in the U.S. and in foreign companies, including those in developing countries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(2)
This category includes investments in investment grade fixed income instrument, U.S. dollar denominated debt securities of emerging market issuers and high yield fixed-income securities that are rated below investment grade. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is issued to value the fund.

(3)
This category includes investments in mortgage-backed and asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)	This category includes commodities of approximately $49.9 million and non-separated investments with insurance companies of approximately $13.1 million.
The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

U.S. Plans
Balance at January 29, 2011	$10,129
Actual Return on Plan Assets:
Relating to assets still held at the reporting date	536
Relating to assets sold during the period	—
Purchases, sales and settlements	(727)
Balance at January 28, 2012	$9,938
Expected Benefit Payments and Contributions
The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2012	$1,674	$52,766	$54,440
2013	1,718	52,025	53,743
2014	1,827	52,621	54,448
2015	1,941	53,361	55,302
2016	2,045	52,907	54,952
2017-2021	11,974	258,290	270,264
These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 28, 2012 and include benefits attributable to estimated future compensation increases for the pension plans.
The 2012 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents, based on current assumptions, the Company's expected contributions for the next five years and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2012	$1,366	$13,341	$14,707
2013	1,483	13,715	15,198
2014	1,483	13,771	15,254
2015	1,465	13,860	15,325
2016	1,465	14,242	15,707
2017-2021	5,804	76,274	82,078
There are no expected benefit payments and contributions associated with the other post-retirement benefit plans.
Employees' 401(k) Savings Plan and Other Defined Contribution Plans
Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Beginning in 2009, contributions to the 401(k) Plan are made in cash and vest ratably over a five year period. The Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period.
The expense associated with the Company's match for the Staples 401(k) Savings Plan and for contributions made related to certain foreign defined contribution plans for 2011, 2010 and 2009 was $41.2 million, $35.6 million and $36.3 million, respectively.
NOTE L—Stockholders' Equity
Repurchase Program
On June 7, 2010, the Company resumed the share repurchase program which went into effect in the second quarter of 2007 (the "2007 Repurchase Plan"), allowing for the repurchase of $1.5 billion of Staples' common stock. Under the 2007 Repurchase Plan, a total of $1.28 billion was used to repurchase shares and $218.4 million was remaining when the plan was terminated and replaced by a new program in September 2011.
On September 13, 2011, the Company announced a new repurchase program that had been approved by the Board of Directors in September 2011 (the "2011 Repurchase Plan"). Under the 2011 Repurchase Plan, the Company was authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. Under the 2011 Repurchase Plan, a total of $182.5 million was used to repurchase 12.6 million shares as of January 28, 2012. The Company has the authority to repurchase up to $1.32 billion under the share repurchase program as of January 28, 2012.

Outstanding Shares

The following summarizes the activity related to our outstanding shares (in thousands):

	January 28, 2012	January 29, 2011	January 30, 2010
Outstanding at beginning of fiscal year	709,458	718,010	704,907
Repurchases	(37,315)	(17,817)	—
Releases	3,387	3,574	2,988
Issuance of stock for exercises of common stock options and sales under Employee Stock Purchase Plans	7,081	5,691	10,115
Outstanding at end of fiscal year	682,611	709,458	718,010

NOTE M—Computation of Earnings per Common Share
The computation of basic and diluted earnings per share for 2011, 2010 and 2009 is as follows (in thousands, except per share data):

	2011	2010	2009
Numerator:
Net income attributed to Staples, Inc.	$984,656	$881,948	$738,671
Denominator:
Weighted-average common shares outstanding	694,986	715,596	709,744
Effect of dilutive securities:
Employee stock options, Restricted Shares and Performance Shares	9,033	10,624	12,094
Weighted-average common shares outstanding assuming dilution	704,019	726,220	721,838

Basic earnings per common share	$1.42	$1.23	$1.04
Diluted earnings per common share	$1.40	$1.21	$1.02
Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Options to purchase 41.3 million shares, 13.3 million shares and 12.7 million shares of Staples common stock were excluded from the calculation of diluted earnings per share for 2011, 2010 and 2009, respectively.
NOTE N—Segment Reporting
Staples has three reportable segments: North American Delivery, North American Retail and International Operations. The North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to consumers and businesses and includes Staples Advantage, Staples.com and Quill.com. The North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services. The International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to consumers and businesses in 24 countries in Europe, Australia, South America and Asia.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a summary of sales, business unit income, and significant accounts and balances by reportable segment (in thousands):

	2011	2010	2009
Sales:
North American Delivery	$10,056,011	$9,849,218	$9,640,390
North American Retail	9,660,847	9,529,757	9,364,190
International Operations	5,305,334	5,166,138	5,270,871
Total segment sales	$25,022,192	$24,545,113	$24,275,451
Business Unit Income:
North American Delivery	$877,867	$841,429	$786,723
North American Retail	804,396	770,122	774,529
International Operations	97,993	166,606	122,028
Business unit income	1,780,256	1,778,157	1,683,280
Depreciation & Amortization:
North American Delivery	$149,826	$157,960	$175,058
North American Retail	199,885	217,177	229,362
International Operations	132,345	123,726	148,021
Total depreciation & amortization	$482,056	$498,863	$552,441
Capital Expenditures:
North American Delivery	$131,295	$140,247	$93,309
North American Retail	169,652	183,828	133,161
International Operations	82,707	84,814	86,758
Total capital expenditures	$383,654	$408,889	$313,228
The following is a reconciliation of total business unit income to consolidated income before income taxes (in thousands):

	2011	2010	2009
Total business unit income	$1,780,256	$1,778,157	$1,683,280
Stock-based compensation	(151,822)	(146,879)	(174,691)
Integration and restructuring costs	—	(57,765)	(84,244)
Impact of wage and hour settlement	—	—	(42,000)
Interest and other expense, net	(169,293)	(216,918)	(226,451)
Consolidated income before income taxes	$1,459,141	$1,356,595	$1,155,894
The following table shows our assets by reportable segment (in thousands):

	January 28, 2012	January 29, 2011	January 30, 2010
Assets:
North American Delivery	$4,725,434	$4,999,421	$4,998,220
North American Retail	3,313,281	3,165,648	3,145,853
International Operations	5,391,907	5,746,598	5,573,261
Total consolidated assets	$13,430,622	$13,911,667	$13,717,334

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows our sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Office supplies	43.9%	43.3%	43.1%
Services	6.0%	5.5%	5.2%
Office machines and related products	30.1%	30.7%	31.3%
Computers and related products	15.0%	15.3%	15.2%
Office furniture	5.0%	5.2%	5.2%
	100.0%	100.0%	100.0%
Geographic Information:

	2011	2010	2009
Sales:
United States	$16,643,255	$16,462,822	$16,343,340
Canada	3,073,603	2,916,153	2,661,238
International	5,305,334	5,166,138	5,270,873
Total consolidated sales	$25,022,192	$24,545,113	$24,275,451

	January 28, 2012	January 29, 2011	January 29, 2011
Long-lived Assets:
United States	$3,381,719	$3,461,083	$3,561,702
Canada	274,679	281,555	263,761
International	2,875,846	3,023,609	3,028,198
Total consolidated long-lived assets	$6,532,244	$6,766,247	$6,853,661
NOTE O—Guarantor Subsidiaries
Under the terms of the Company's November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries (as defined in Note E) guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by the Guarantor Subsidiaries. The term of guarantees is equivalent to the term of the related debt. The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the "Parent Company"), Guarantor Subsidiaries, and non-guarantor subsidiaries as of January 28, 2012 and January 29, 2011 and for the years ended January 28, 2012, January 29, 2011 and January 30, 2010. The Guarantor Subsidiaries are wholly owned by Staples, Inc. The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
January 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$385,279	$43,323	$835,547	$—	$1,264,149
Merchandise inventories, net	—	1,437,074	994,771	—	2,431,845
Other current assets	68,608	1,188,378	1,337,840	—	2,594,826
Total current assets	453,887	2,668,775	3,168,158	—	6,290,820
Net property, equipment and other assets	671,787	1,165,840	1,320,045	—	3,157,672
Goodwill	1,644,728	156,303	2,181,099	—	3,982,130
Investment in affiliates and intercompany, net	5,951,426	6,935,956	10,988,680	(23,876,062)	—
Total assets	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622
Total current liabilities	$(13,544)	$2,314,411	$1,773,411	$—	$4,074,278
Total long-term liabilities	1,713,159	195,852	425,120	—	2,334,131
Total stockholders' equity	7,022,213	8,416,611	15,459,451	(23,876,062)	7,022,213
Total liabilities and stockholders' equity	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622

Condensed Consolidating Balance Sheet
As of January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$406,821	$38,298	$1,016,138	$—	$1,461,257
Merchandise inventories, net	—	1,396,667	962,506	—	2,359,173
Other current assets	64,699	1,147,433	1,435,605	—	2,647,737
Total current assets	471,520	2,582,398	3,414,249	—	6,468,167
Net property, equipment and other assets	742,833	1,246,194	1,381,311	—	3,370,338
Goodwill	1,617,937	154,527	2,300,698	—	4,073,162
Investment in affiliates and intercompany, net	6,691,832	4,783,397	7,001,204	(18,476,433)	—
Total assets	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667
Total current liabilities	$875,100	$1,454,741	$1,963,752	$—	$4,293,593
Total long-term liabilities	1,697,841	562,027	407,025	—	2,666,893
Total stockholders' equity	6,951,181	6,749,748	11,726,685	(18,476,433)	6,951,181
Total liabilities and stockholders' equity	$9,524,122	$8,766,516	$14,097,462	$(18,476,433)	$13,911,667

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the year ended January 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$15,303,379	$9,718,813	$—	$25,022,192
Cost of goods sold and occupancy costs	11,328	11,383,452	6,885,584	—	18,280,364
Gross (loss) profit	(11,328)	3,919,927	2,833,229	—	6,741,828
Operating and other (income) expenses	(995,984)	3,096,381	2,181,477	1,000,813	5,282,687
Consolidated income (loss) before income taxes	984,656	823,546	651,752	(1,000,813)	1,459,141
Income tax expense	—	307,177	168,131	—	475,308
Consolidated net income (loss)	984,656	516,369	483,621	(1,000,813)	983,833
Loss attributed to the noncontrolling interests	—	—	(823)	—	(823)
Net income (loss) attributed to Staples, Inc.	$984,656	$516,369	$484,444	$(1,000,813)	$984,656

Condensed Consolidating Statement of Income
For the year ended January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$14,900,355	$9,644,758	$—	$24,545,113
Cost of goods sold and occupancy costs	11,277	11,126,849	6,800,832	—	17,938,958
Gross (loss) profit	(11,277)	3,773,506	2,843,926	—	6,606,155
Operating and other (income) expenses	(893,225)	3,072,351	2,154,558	915,876	5,249,560
Consolidated income (loss) before income taxes	881,948	701,155	689,368	(915,876)	1,356,595
Income tax expense	—	318,705	149,321	—	468,026
Consolidated net income (loss)	881,948	382,450	540,047	(915,876)	888,569
Income attributed to the noncontrolling interests	—	—	6,621	—	6,621
Net income (loss) attributed to Staples, Inc.	$881,948	$382,450	$533,426	$(915,876)	$881,948

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Income
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$13,577,862	$10,697,589	$—	$24,275,451
Cost of goods sold and occupancy costs	11,324	10,043,973	7,746,251	—	17,801,548
Gross (loss) profit	(11,324)	3,533,889	2,951,338	—	6,473,903
Operating and other (income) expenses	(749,995)	2,956,530	2,261,707	849,767	5,318,009
Consolidated income (loss) before income taxes	738,671	577,359	689,631	(849,767)	1,155,894
Income tax expense	—	174,152	224,631	—	398,783
Consolidated net income (loss)	738,671	403,207	465,000	(849,767)	757,111
Income attributed to the noncontrolling interests	—	—	18,440	—	18,440
Net income (loss) attributed to Staples, Inc.	$738,671	$403,207	$446,560	$(849,767)	$738,671

Condensed Consolidating Statement of Cash Flows
For the year ended January 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,334,183	$197,956	$44,336	$1,576,475
Investing activities:
Acquisition of property and equipment	(49,863)	(206,150)	(127,641)	(383,654)
Cash used in investing activities	(49,863)	(206,150)	(127,641)	(383,654)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	73,866	—	—	73,866
Proceeds from borrowings	93,856	12,378	195,609	301,843
Payments on borrowings, including payment of deferred financing fees	(567,419)	—	(253,212)	(820,631)
Purchase of noncontrolling interest	—	—	(10,000)	(10,000)
Cash dividends paid	(277,936)	—	—	(277,936)
Excess tax benefits from stock-based compensation arrangements	812	841	152	1,805
Purchase of treasury stock, net	(629,041)	—	—	(629,041)
Cash (used in) provided by financing activities	(1,305,862)	13,219	(67,451)	(1,360,094)
Effect of exchange rate changes on cash and cash equivalents	—	—	(29,835)	(29,835)
Net (decrease) increase in cash and cash equivalents	(21,542)	5,025	(180,591)	(197,108)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$385,279	$43,323	$835,547	$1,264,149

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 29, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$479,783	$198,293	$768,415	$1,446,491
Investing activities:
Acquisition of property and equipment	(56,984)	(214,319)	(137,586)	(408,889)
Acquisition of businesses, net of cash acquired	—	—	(63,066)	(63,066)
Cash used in investing activities	(56,984)	(214,319)	(200,652)	(471,955)
Financing activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	85,429	—	—	85,429
Proceeds from borrowings	71,033	—	130,533	201,566
Payments on borrowings	(96,207)	—	(111,271)	(207,478)
Cash dividends paid	(258,746)	—	—	(258,746)
Purchase of noncontrolling interest	—	—	(360,595)	(360,595)
Purchase of treasury stock, net	(398,582)	—	—	(398,582)
Cash used in financing activities	(597,073)	—	(341,333)	(938,406)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,308	9,308
Net (decrease) increase in cash and cash equivalents	(174,274)	(16,026)	235,738	45,438
Cash and cash equivalents at beginning of period	581,095	54,324	780,400	1,415,819
Cash and cash equivalents at end of period	$406,821	$38,298	$1,016,138	$1,461,257

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the year ended January 30, 2010
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$1,709,923	$159,872	$214,413	$2,084,208
Investing activities:
Acquisition of property and equipment	(42,737)	(155,684)	(114,807)	(313,228)
Cash used in investing activities	(42,737)	(155,684)	(114,807)	(313,228)
Financing activities:
Payments on issuance of commercial paper	(1,195,557)	—	—	(1,195,557)
Proceeds from borrowings	869,380	—	342,044	1,211,424
Payments on borrowings, including payment of deferred financing fees	(721,044)	—	(224,289)	(945,333)
Purchase of treasury stock, net	(30,661)	—	—	(30,661)
Excess tax benefits from stock-based compensation arrangements	3,452	5,053	258	8,763
Cash dividends paid	(236,874)	—	—	(236,874)
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	150,958	—	—	150,958
Cash (used in) provided by financing activities	(1,160,346)	5,053	118,013	(1,037,280)
Effect of exchange rate changes on cash and cash equivalents	—	—	48,345	48,345
Net increase in cash and cash equivalents	506,840	9,241	265,964	782,045
Cash and cash equivalents at beginning of period	74,255	45,083	514,436	633,774
Cash and cash equivalents at end of period	$581,095	$54,324	$780,400	$1,415,819

NOTE P—Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure or adjustment to these consolidated financial statements.
NOTE Q—Quarterly Summary (Unaudited)

	(In thousands, except per share amounts)
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2012
Sales	$6,172,938	$5,819,612	$6,569,927	$6,459,715
Gross profit	1,636,393	1,540,380	1,832,781	1,732,274
Net income attributed to Staples, Inc.	198,245	176,438	326,380	283,593
Basic earnings per common share	$0.28	$0.25	$0.47	$0.41
Diluted earnings per share	$0.28	$0.25	$0.47	$0.41

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Fiscal Year Ended January 29, 2011
Sales	$6,057,795	$5,534,240	$6,537,676	$6,415,402
Gross profit	1,619,055	1,462,708	1,803,748	1,720,644
Net income attributed to Staples, Inc.	188,770	129,756	288,680	274,742
Basic earnings per common share	$0.26	$0.18	$0.40	$0.39
Diluted earnings per share	$0.26	$0.18	$0.40	$0.38

(1)
Results of operation for this period include a $20.8 million tax benefit related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item.

(2)	Results of operation for this period include a $13.1 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(3)	Results of operation for this period include a $13.5 million charge, net of taxes ($0.02 per diluted share) related to integration and restructuring costs.

(4)	Results of operation for this period include a $5.6 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(5)	Results of operation for this period include a $4.6 million charge, net of taxes ($0.01 per diluted share) related to integration and restructuring costs.

(9) Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable Allowance for Doubtful Accounts
Valuation and qualifying account information related to operations is as follows (in thousands):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 30, 2010	$57,293	$45,754	$40,023	$63,024
January 29, 2011	63,024	20,679	28,355	55,348
January 28, 2012	55,348	23,622	33,008	45,962

EXHIBIT INDEX

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amended and Restated By-laws of the Company, as amended, dated March 10, 2009.
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

10.8*^
Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on April 30, 2011.

10.9*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on April 30, 2011.
10.10*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended January 30, 2010.

D-1

Exhibit No.	Description
10.11*^	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.12*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.13*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on July 31, 2010.
10.14*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 10, 2009.
10.15*^**	Performance Share Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.16*^	Restricted Stock Award Agreement, dated as of March 8, 2007, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended May 5, 2007.
10.17*^	Amended and Restated 1992 Equity Incentive Plan, as amended. Filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.18*^	Amended and Restated 1990 Director Stock Option Plan, as amended. Filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.19*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended on January 31, 1998.
10.20*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.21*^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 10, 2009.
10.22*^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 10, 2009.
10.23*+	2012 Employee Stock Purchase Plan.
10.24*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 30, 2011.
10.25*^	Executive Officer Incentive Plan for fiscal years 2008 through 2012. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 13, 2008.
10.26*^	Amendment to Executive Officer Incentive Plan. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on May 1, 2010.
10.27*^	Staples, Inc. Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 11, 2010.
10.28*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended on April 29, 2006.
10.29*^	Form of Non-Compete and Non-Solicitation Agreement signed by executive officers of the Company. Filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 29, 2000.
10.30*^	Form of Proprietary and Confidential Information Agreement signed by executive officers of the Company. Filed as Exhibit 10.30 to the Company's Form 10-K for the fiscal year ended on February 1, 2003.
10.31*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.
10.32*+	Form of Outside Directorship Agreement.
10.33*^	Offer Letter, dated as of July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2003.
10.34*^
Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on April 29, 2006.

D-2

Exhibit No.	Description
10.35*^
Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.

10.36*^
Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended on April 29, 2006.

10.37*^
Amendment, dated December 23, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and John J. Mahoney. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.

10.38*^
Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended on April 29, 2006.

10.39*^
Amendment, dated December 31, 2008, to Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Michael A. Miles. Filed as Exhibit 10.41 to the Company's Form 10-K for the fiscal year ended on January 31, 2009.

10.40*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended on January 29, 2011.
10.41*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.42*+	Executive Life Insurance Plans Summary of Provisions.
10.43*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2010.
10.44*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.45*+	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy.
10.46*^	Tax Services Reimbursement. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended on January 29, 2011.
14.1^	Code of Ethics. Filed as Exhibit 14.1 to the Company's Form 10-K for the fiscal year ended on January 29, 2011.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.

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

D-3