Form 10-Q
period 2012-04-28
STAPLES INC
filed 2012-05-16
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 28, 2012

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

The registrant had 689,174,382 shares of common stock outstanding as of May 14, 2012.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
April 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,204,521	$1,264,149
Receivables, net	1,953,502	2,033,680
Merchandise inventories, net	2,502,834	2,431,845
Deferred income tax assets	301,506	305,611
Prepaid expenses and other current assets	283,447	255,535
Total current assets	6,245,810	6,290,820

Property and equipment:
Land and buildings	1,040,217	1,034,983
Leasehold improvements	1,329,935	1,330,373
Equipment	2,491,950	2,462,351
Furniture and fixtures	1,089,155	1,084,358
Total property and equipment	5,951,257	5,912,065
Less: accumulated depreciation and amortization	3,920,260	3,831,704
Net property and equipment	2,030,997	2,080,361

Intangible assets, net of accumulated amortization	439,695	449,781
Goodwill	3,996,308	3,982,130
Other assets	645,458	627,530
Total assets	$13,358,268	$13,430,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,194,416	$2,220,414
Accrued expenses and other current liabilities	1,274,712	1,414,721
Debt maturing within one year	438,115	439,143
Total current liabilities	3,907,243	4,074,278

Long-term debt	1,595,932	1,599,037
Other long-term obligations	759,822	735,094

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued 922,699,482 shares at April 28, 2012 and 922,126,579 shares at January 28, 2012	553	553
Additional paid-in capital	4,585,976	4,551,299
Accumulated other comprehensive loss	(297,801)	(319,743)
Retained earnings	7,311,324	7,199,060
Less: Treasury stock at cost, 232,544,821 shares at April 28, 2012 and 226,383,032 shares at January 28, 2012	(4,511,943)	(4,416,018)
Total Staples, Inc. stockholders’ equity	7,088,109	7,015,151
Noncontrolling interests	7,162	7,062
Total stockholders’ equity	7,095,271	7,022,213
Total liabilities and stockholders’ equity	$13,358,268	$13,430,622

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Sales	$6,104,825	$6,172,938
Cost of goods sold and occupancy costs	4,495,110	4,536,545
Gross profit	1,609,715	1,636,393

Operating expenses:
Selling, general and administrative	1,276,401	1,270,774
Amortization of intangibles	15,258	17,292
Total operating expenses	1,291,659	1,288,066

Operating income	318,056	348,327

Other (expense) income:
Interest income	1,651	2,459
Interest expense	(42,304)	(48,793)
Other expense	(346)	(188)
Consolidated income before income taxes	277,057	301,805
Income tax expense	90,044	104,123
Consolidated net income	187,013	197,682
Loss attributed to the noncontrolling interests	(46)	(563)
Net income attributed to Staples, Inc.	$187,059	$198,245

Earnings Per Share:
Basic earnings per common share	$0.27	$0.28
Diluted earnings per common share	$0.27	$0.28

Dividends declared per common share	$0.11	$0.10

Consolidated comprehensive income	$208,955	$502,053
Comprehensive income (loss) attributed to noncontrolling interests	101	(447)
Comprehensive income attributed to Staples, Inc.	$208,854	$502,500

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Operating Activities:
Consolidated net income, including loss from the noncontrolling interests	$187,013	$197,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,530	121,843
Stock-based compensation	31,088	35,396
Excess tax benefits from stock-based compensation arrangements	(179)	(387)
Deferred income tax expense	10,689	28,079
Other	1,916	4,995
Changes in assets and liabilities:
Decrease in receivables	81,112	48,929
Increase in merchandise inventories	(64,498)	(148,738)
(Increase) decrease in prepaid expenses and other assets	(51,384)	31,060
(Decrease) increase in accounts payable	(30,234)	20,861
Decrease in accrued expenses and other liabilities	(142,755)	(133,519)
Increase in other long-term obligations	7,559	4,065
Net cash provided by operating activities	146,857	210,266

Investing Activities:
Acquisition of property and equipment	(52,077)	(62,617)
Net cash used in investing activities	(52,077)	(62,617)

Financing Activities:
Proceeds from the exercise of stock options	4,501	4,836
Proceeds from borrowings	25,153	39,799
Payments on borrowings	(19,836)	(536,294)
Purchase of noncontrolling interest	(688)	—
Cash dividends paid	(74,749)	(70,936)
Excess tax benefits from stock-based compensation arrangements	179	387
Purchase of treasury stock, net	(95,925)	(148,477)
Net cash used in financing activities	(161,365)	(710,685)

Effect of exchange rate changes on cash and cash equivalents	6,957	34,294

Net decrease in cash and cash equivalents	(59,628)	(528,742)
Cash and cash equivalents at beginning of period	1,264,149	1,461,257
Cash and cash equivalents at end of period	$1,204,521	$932,515

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the thirteen weeks ended April 28, 2012 (also referred to as the “first quarter of 2012") and the period covering the thirteen weeks ended April 30, 2011 (also referred to as the “first quarter of 2011”).

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note B — Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011.  The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company's condensed consolidated financial statements.

In June 2011, a pronouncement was issued that amended the guidance relating to the presentation of comprehensive income and its components. The pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this pronouncement on January 29, 2012.  The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company's condensed consolidated financial statements.

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011. The Company adopted this pronouncement on January 29, 2012.  As the Company has not yet performed its annual goodwill impairment analysis, which is performed in the fourth quarter, the potential impact of the adoption of this guidance is currently being evaluated. However, it is not expected to have a significant impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2011, a pronouncement was issued that amended the guidance related to the disclosure of recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013, and are required to be applied retrospectively for all prior periods presented. As this pronouncement relates to disclosure only, the adoption of this amendment is not expected to have a material effect on the Company's condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express N.V. ("Corporate Express"), acquisition reserves of $181.0 million were originally established.  The activity related to this reserve for fiscal 2011 and 2012 is as follows (in thousands):

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of April 30, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(2,055)	607	10,345
Facility closures	20,287	(928)	65	19,424
Other	9,344	(313)	482	9,513
Total	$41,967	$(3,415)	$1,154	$39,706

	Balance as of January 28, 2012	Utilization	Foreign Exchange Fluctuations	Balance as of April 28, 2012
Severance	$1,691	$(54)	$12	$1,649
Facility closures	15,761	(534)	2	15,229
Other	6,340	(32)	29	6,337
Total	$23,792	$(620)	$43	$23,215

The majority of the reserves have been substantially utilized with the exception of certain payments related to facility closures that will be made over the remaining lease terms and certain other obligations related to the integration of the business.

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

The Company has $1.5 billion, 9.75% notes due January 2014 (the “January 2014 Notes”), of which $750 million was hedged from March 2010 to September 2011. The Company received cash consideration of $30.3 million when the hedge was terminated in September 2011. The Company also has $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”), which were hedged from January 2003 to September 2011. When the hedge was terminated in September 2011, the Company received cash consideration of $12.4 million. The termination of these hedges resulted in gains which are being amortized over the remaining terms of the respective notes, the unamortized portions of which are reflected in the carrying values of the notes.

The fair values of the January 2014 Notes and the October 2012 Notes were determined based on quoted market prices and are classified as a Level 1 liability.  The following table reflects the difference between the carrying value and fair value of these notes as of April 28, 2012 and January 28, 2012 (in thousands):

	April 28, 2012		January 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
October 2012 Notes	$329,761	$333,743	$332,617	$339,372
January 2014 Notes	1,521,812	1,701,530	1,525,003	1,721,490

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s assets and liabilities as of April 28, 2012 that are measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$471,359	$—	$—
Liabilities
Derivative liabilities	—	52,029	—

The fair value of the Company’s money market funds are based on quotes received from third-party banks.  The fair value of the Company’s derivative liabilities are based on quotes received from third-party banks and represent the estimated amount the Company would pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

Note E — Debt and Credit Agreements

The Company has a credit agreement with Bank of America, N.A. , as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility"). The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. At April 28, 2012, there were no outstanding borrowings under either the November 2014 Revolving Credit Facility or the Commercial Paper Program, and the Company did not borrow under either during the first quarter of 2012.

The Company also has various other lines of credit under which we may borrow a maximum of $309.0 million. At April 28, 2012, the Company had $174.1 million of borrowings outstanding under these credit agreements.

The major components of the Company’s outstanding debt as of April 28, 2012 and January 28, 2012 are as follows (in thousands):

	April 28, 2012	January 28, 2012
October 2012 Notes	$329,761	$332,617
January 2014 Notes	1,521,812	1,525,003
Lines of credit	174,102	170,745
Capital lease obligations and other notes payable	8,372	9,815
	2,034,047	2,038,180
Less: Current portion	(438,115)	(439,143)
Net long-term debt	$1,595,932	$1,599,037

Note F — Derivative Instruments and Hedging Activities

Staples uses interest rate swaps, foreign currency swaps and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting the underlying exposures related to the hedged items.

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

Interest Rate Swaps:   In January 2003, Staples entered into interest rate swaps for an aggregate notional amount of $325 million. These swaps were designated as a fair value hedge and designed to convert the October 2012 Notes into a variable rate obligation.  In September 2011, the Company terminated the $325 million interest rate swaps, realizing a gain of $12.4 million, which is being amortized over the remaining term of the October 2012 Notes. No amounts were included in the condensed consolidated statement of comprehensive income in the first quarter of 2011 related to ineffectiveness associated with this fair value hedge.

In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million, which is being amortized over the remaining term of the January 2014 Notes. No amounts were included in the condensed consolidated statement of comprehensive income in the first quarter of 2011 related to ineffectiveness associated with this fair value hedge.

Foreign Currency Swaps and Foreign Currency Forwards: In August 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. Under the original terms of the agreement, Staples, upon maturity of the agreement in October 2012, was entitled to receive $300 million and was obligated to pay 316.2 million Canadian dollars. Staples was also entitled to receive quarterly interest payments on $300 million at a fixed rate of 5.28%, and obligated to make quarterly interest payments on 316.2 million Canadian dollars at a fixed rate of 5.17%.  In the first quarter of 2012, the Company terminated $50 million of this swap, realizing a loss of approximately $3.0 million which has been recorded as a foreign currency translation loss within other comprehensive income. The $250 million remaining notional amount under the swap agreement has been re-designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. At April 28, 2012 and January 28, 2012, the currency swap had an aggregate fair value loss of $16.6 million and $14.4 million, respectively, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of comprehensive income for the first quarter of 2012 or 2011 related to ineffectiveness associated with this net investment hedge.

In December 2011, the Company entered into a foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will collect $720 million U.S. dollars. The forward agreements are being accounted for as a fair value hedge. At April 28, 2012 and January 28, 2012, the foreign currency forward had an aggregate fair value loss of $35.4 million and $22.0 million, respectively, which was included in other long-term obligations. The effective portion of this hedge is included as a component of other expense. No amounts were included in the condensed consolidated statement of comprehensive income for the first quarter of 2012 related to ineffectiveness associated with this fair value hedge.

Note G — Pension and Other Post-Retirement Benefit Plans

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

The total net cost recognized for the first quarter of 2012 and 2011 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the first quarter of 2012 and 2011 related to the plans (in thousands):

	13 Weeks Ended April 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,648	$2,648	$460
Interest cost	443	9,668	10,111	385
Expected return on plan assets	(438)	(12,968)	(13,406)	—
Amortization of unrecognized losses and prior service costs	83	1,345	1,428	429
Total cost	$88	$693	$781	$1,274

	13 Weeks Ended April 30, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,403	$2,403	$454
Interest cost	466	10,179	10,645	380
Expected return on plan assets	(422)	(13,923)	(14,345)	—
Amortization of unrecognized losses and prior service costs	—	352	352	441
Total cost (benefit)	$44	$(989)	$(945)	$1,275

Cash contributions made to the pension plans during the first quarter of 2012 and 2011 are as follows (in thousands):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
U.S. Pension Plans	$254	$194
International Pension Plans	7,561	1,905
Total	$7,815	$2,099

The Company expects to make additional cash contributions of $1.1 million and $6.0 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal year 2012.  No cash contributions are expected to be made during 2012 to the Company’s other post-retirement benefit plans.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for the first quarter of 2012 and 2011 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Net income	187,059	(46)	187,013
Other comprehensive income	21,795	147	21,942
Issuance of common stock for stock options exercised	4,501	—	4,501
Stock-based compensation	31,088	—	31,088
Purchase of noncontrolling interest	(688)	—	(688)
Cash dividends paid	(74,749)	—	(74,749)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Purchase of treasury stock, net	(95,925)	—	(95,925)
Other	(302)	(1)	(303)
Stockholders' equity at April 28, 2012	$7,088,109	$7,162	$7,095,271

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 29, 2011	$6,943,710	$7,471	$6,951,181
Net income	198,245	(563)	197,682
Other comprehensive income	304,255	116	304,371
Issuance of common stock for stock options exercised	4,836	—	4,836
Stock-based compensation	35,396	—	35,396
Cash dividends paid	(70,936)	—	(70,936)
Excess tax benefits from stock-based compensation arrangements	387	—	387
Purchase of treasury stock, net	(148,477)	—	(148,477)
Other	(401)	—	(401)
Stockholders' equity at April 30, 2011	$7,267,015	$7,024	$7,274,039

During the first quarter of 2012, the Company issued 773,081 shares pursuant to the exercise of stock options and 33,624 shares upon the vesting of restricted stock units. Also, the Company had 648,210 restricted shares released from restrictions in the first quarter of 2012 upon the satisfaction of vesting conditions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note I — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2012 and 2011 is as follows (in thousands, except per share data):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Numerator:
Net income attributed to Staples, Inc.	$187,059	$198,245
Denominator:
Weighted-average common shares outstanding	680,246	706,318
Effect of dilutive securities:
Employee stock options, restricted shares and performance shares	9,191	11,085
Weighted-average common shares outstanding assuming dilution	689,437	717,403

Basic earnings per common share	$0.27	$0.28
Diluted earnings per common share	$0.27	$0.28

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.  Options to purchase 39.8 million and 20.6 million shares of Staples common stock were excluded from the calculation of diluted earnings per share at April 28, 2012 and April 30, 2011, respectively.

Note J — Segment Reporting

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

Staples evaluates performance and allocates resources based on profit or loss from operations before stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to consolidated income before income taxes for the first quarter of 2012 and 2011 (in thousands):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	Sales
North American Delivery	$2,555,071	$2,511,646
North American Retail	2,323,831	2,328,085
International Operations	1,225,923	1,333,207
Total segment sales	$6,104,825	$6,172,938

	Business Unit Income (Loss)
North American Delivery	$200,959	$196,850
North American Retail	166,955	177,349
International Operations	(18,770)	9,524
Business unit income	349,144	383,723
Stock-based compensation	(31,088)	(35,396)
Interest and other expense, net	(40,999)	(46,522)
Consolidated income before income taxes	$277,057	$301,805

Note K — Guarantor Subsidiaries

Under the terms of the Company’s November 2014 Revolving Credit Facility, the October 2012 Notes and the January 2014 Notes, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt.  The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries and non-guarantor subsidiaries as of April 28, 2012 and January 28, 2012 and for the thirteen weeks ended April 28, 2012 and April 30, 2011.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of April 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$322,896	$45,901	$835,724	$—	$1,204,521
Merchandise inventories, net	—	1,461,041	1,041,793	—	2,502,834
Other current assets	544,092	813,543	1,180,820	—	2,538,455
Total current assets	866,988	2,320,485	3,058,337	—	6,245,810
Net property, equipment and other assets	666,580	1,138,242	1,311,328	—	3,116,150
Goodwill	1,646,265	156,303	2,193,740	—	3,996,308
Investment in affiliates and intercompany, net	5,963,120	7,201,826	11,033,513	(24,198,459)	—
Total assets	$9,142,953	$10,816,856	$17,596,918	$(24,198,459)	$13,358,268
Total current liabilities	$312,560	$2,050,271	$1,544,412	$—	$3,907,243
Total long-term liabilities	1,735,122	212,560	408,072	—	2,355,754
Total stockholders' equity	7,095,271	8,554,025	15,644,434	(24,198,459)	7,095,271
Total liabilities and stockholders' equity	$9,142,953	$10,816,856	$17,596,918	$(24,198,459)	$13,358,268

Condensed Consolidating Balance Sheet
As of January 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$385,279	$43,323	$835,547	$—	$1,264,149
Merchandise inventories, net	—	1,437,074	994,771	—	2,431,845
Other current assets	68,608	1,188,378	1,337,840	—	2,594,826
Total current assets	453,887	2,668,775	3,168,158	—	6,290,820
Net property, equipment and other assets	671,787	1,165,840	1,320,045	—	3,157,672
Goodwill	1,644,728	156,303	2,181,099	—	3,982,130
Investment in affiliates and intercompany, net	5,951,426	6,935,956	10,988,680	(23,876,062)	—
Total assets	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622
Total current liabilities	$(13,544)	$2,314,411	$1,773,411	$—	$4,074,278
Total long-term liabilities	1,713,159	195,852	425,120	—	2,334,131
Total stockholders' equity	7,022,213	8,416,611	15,459,451	(23,876,062)	7,022,213
Total liabilities and stockholders' equity	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Comprehensive Income
For the thirteen weeks ended April 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,789,474	$2,315,351	$—	$6,104,825
Cost of goods sold and occupancy costs	2,508	2,826,764	1,665,838	—	4,495,110
Gross (loss) profit	(2,508)	962,710	649,513	—	1,609,715
Operating and other (income) expenses	(189,567)	756,544	561,680	204,001	1,332,658
Consolidated income before income taxes	187,059	206,166	87,833	(204,001)	277,057
Income tax expense	—	86,972	3,072	—	90,044
Consolidated net income	187,059	119,194	84,761	(204,001)	187,013
Loss attributed to the noncontrolling interests	—	—	(46)	—	(46)
Net income attributed to Staples, Inc.	$187,059	$119,194	$84,807	$(204,001)	$187,059

Consolidated comprehensive income	$208,854	$119,194	$109,495	$(228,588)	$208,955
Comprehensive income attributed to noncontrolling interests	—	—	101	—	101
Comprehensive income attributed to Staples, Inc.	$208,854	$119,194	$109,394	$(228,588)	$208,854

Condensed Consolidating Statement of Comprehensive Income
For the thirteen weeks ended April 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,758,648	$2,414,290		$6,172,938
Cost of goods sold and occupancy costs	2,514	2,798,049	1,735,982		4,536,545
Gross (loss) profit	(2,514)	960,599	678,308	—	1,636,393
Operating and other (income) expenses	(200,759)	749,360	554,651	231,336	1,334,588
Consolidated income before income taxes	198,245	211,239	123,657	(231,336)	301,805
Income tax expense	—	91,209	12,914	—	104,123
Consolidated net income	198,245	120,030	110,743	(231,336)	197,682
Loss attributed to the noncontrolling interests	—	—	(563)	—	(563)
Net income attributed to Staples, Inc.	$198,245	$120,030	$111,306	$(231,336)	$198,245

Consolidated comprehensive income	$502,500	$120,030	$477,005	$(597,482)	$502,053
Comprehensive loss attributed to noncontrolling interests	—	—	(447)	—	(447)
Comprehensive income attributed to Staples, Inc.	$502,500	$120,030	$477,452	$(597,482)	$502,500

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the thirteen weeks ended April 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$114,231	$30,791	$1,835	$146,857
Investing Activities:
Acquisition of property and equipment	(9,042)	(28,295)	(14,740)	(52,077)
Cash used in investing activities	(9,042)	(28,295)	(14,740)	(52,077)
Financing Activities:
Proceeds from the exercise of stock options	4,501	—	—	4,501
Proceeds from borrowings	7,284	—	17,869	25,153
Payments on borrowings	(8,727)	—	(11,109)	(19,836)
Purchase of noncontrolling interest	—	—	(688)	(688)
Cash dividends paid	(74,749)	—	—	(74,749)
Excess tax benefits from stock-based compensation arrangements	44	82	53	179
Purchase of treasury stock, net	(95,925)	—	—	(95,925)
Cash (used in) provided by financing activities	(167,572)	82	6,125	(161,365)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,957	6,957
Net (decrease) increase in cash and cash equivalents	(62,383)	2,578	177	(59,628)
Cash and cash equivalents at beginning of period	385,279	43,323	835,547	1,264,149
Cash and cash equivalents at end of period	$322,896	$45,901	$835,724	$1,204,521

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the thirteen weeks ended April 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$452,110	$37,177	$(279,021)	$210,266
Investing Activities:
Acquisition of property and equipment	(7,113)	(30,695)	(24,809)	(62,617)
Cash used in investing activities	(7,113)	(30,695)	(24,809)	(62,617)
Financing activities:
Proceeds from the exercise of stock options	4,836	—	—	4,836
Proceeds from borrowings	12,887	—	26,912	39,799
Payments on borrowings	(515,433)	—	(20,861)	(536,294)
Cash dividends paid	(70,936)	—	—	(70,936)
Excess tax benefits from stock-based compensation arrangements	28	272	87	387
Purchase of treasury stock, net	(148,477)	—	—	(148,477)
Cash (used in) provided by financing activities	(717,095)	272	6,138	(710,685)
Effect of exchange rate changes on cash and cash equivalents	—	—	34,294	34,294
Net (decrease) increase in cash and cash equivalents	(272,098)	6,754	(263,398)	(528,742)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$134,723	$45,052	$752,740	$932,515

Note L — Commitments and Contingencies

Staples had a contractual dispute with Corely S.C./Lyreco S.A.S. as a result of acquiring Corporate Express. Prior to Staples' acquisition of Corporate Express, Corporate Express and Corely/Lyreco entered into an agreement that required Corporate Express to pay €30 million to Corely/Lyreco in the event that the merger between Corporate Express and Corely/Lyreco was not completed as a result of Staples' acquisition of Corporate Express. Upon Staples' acquisition of Corporate Express, Corporate Express paid the €30 million to Corely/Lyreco.  Corely/Lyreco had been seeking through arbitration to have Staples gross up this payment to cover the corporate income taxes it incurred as a result of the payment. On February 29, 2012, after the Company had filed its Annual Report on Form 10-K for the year ended January 28, 2012 with the Securities and Exchange Commission, Staples was notified that the arbitration tribunal had issued its final ruling ordering Staples to pay Corely/Lyreco a portion of the €12.0 million claim that was previously disclosed in the Annual Report. Staples paid the amount on March 2, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our first quarter of 2012 results, as compared to the results for the first quarter of 2011, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis, we generated $6.1 billion in sales, a decline of 1.1%;

•	North American Delivery’s sales increased 1.7%, and business unit income rate increased to 7.9% from 7.8%;

•	North American Retail’s sales decreased 0.2%, comparable store sales were flat and business unit income rate decreased to 7.2% from 7.6%;

•	International Operations’ sales decreased 8.0%, including the unfavorable impact of foreign exchange rates, and business unit (loss) income rate decreased to (1.5)% from 0.7%;

•
Net income attributed to Staples, Inc. for the first quarter of 2012 was $187.1 million or $0.27 per diluted share compared to $198.2 million or $0.28 per diluted share for the first quarter of 2011. Net income for the first quarter of 2012 included $19.1 million of expenses, net of tax, or $0.03 per diluted share associated with headcount reductions and a legal settlement; and

•	Our quarterly income tax rate was 32.5% compared to 34.5%.

To drive our long-term success, we continue to invest in strategic initiatives, including technology products and services, copy and print services, and facility and breakroom supplies, while maintaining our focus on customer service and expense control.  Our results for the first quarter of 2012 reflect our investments in these initiatives as we evolve to meet the changing needs of our customers, as well as the expenses we incurred to drive long-term profit improvement.

Outlook

We remain committed to the full year 2012 outlook that was previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012.

Consolidated Performance

First Quarter of 2012 Compared to the First Quarter of 2011

Sales: Sales for the first quarter of 2012 were $6.1 billion, a decrease of 1.1% from the first quarter of 2011.  Our sales decline for the first quarter of 2012 reflects the negative impact of foreign exchange rates of $56.3 million and a decrease in our Australian and European businesses, partially offset by growth in our North American Delivery business.

Gross Profit:  Gross profit as a percentage of sales was 26.4% for the first quarter of 2012 compared to 26.5% for the first quarter of 2011.  The decrease in gross profit rate for the first quarter of 2012 was primarily due to a decline in profitability in International Operations, driven by lower product margins and deleverage of fixed costs on declining sales, partially offset by supply chain efficiencies.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.9% of sales for the first quarter of 2012 compared to 20.6% of sales for the first quarter of 2011.  This increase reflects expenses of $28.3 million associated with headcount reductions and the legal settlement of a contractual dispute associated with the acquisition of Corporate Express N.V. ("Corporate Express"), partially offset by a reduction in marketing expenses.

Amortization of Intangibles: Amortization of intangibles was $15.3 million for the first quarter of 2012 compared to $17.3 million for the first quarter of 2011, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $12.6 million for the first quarter of 2012 and $14.3 million for the first quarter of 2011.

Interest Income: Interest income was $1.7 million for the first quarter of 2012 compared to $2.5 million for the first quarter of 2011.  The decrease in interest income for the first quarter of 2012 was primarily due to a decrease in U.S. cash balances and lower weighted-average international interest rates, partially offset by higher international cash balances.

Interest Expense: Interest expense decreased to $42.3 million for the first quarter of 2012 from $48.8 million for the first quarter of 2011.  This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011 and the paydown and refinancing of foreign debt and liquidity facilities. We previously used interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations. In September 2011, we terminated all of our existing interest rate swap agreements and are amortizing the gains related to the cash received over the term of the related debt agreements. This amortization reduced interest expense by $6.0 million for the first quarter of 2012. In the first quarter of 2011, the interest rate swap agreements reduced interest expense by $7.2 million.

Other Expense: Other expense was $0.3 million for the first quarter of 2012 compared to $0.2 million for the first quarter of 2011.  These amounts primarily reflect foreign exchange losses recorded in the respective periods.

Income Taxes:  Our tax rate was 32.5% for the first quarter of 2012 compared to 34.5% for the first quarter of 2011.  Our effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

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

Business unit income excludes stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before taxes in Note J in the Notes to the Condensed Consolidated Financial Statements).

First Quarter of 2012 Compared to the First Quarter of 2011

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2012 and 2011:

	(Amounts in thousands) 13 Weeks Ended		April 28, 2012	April 30, 2011
			Increase (Decrease) From Prior Year	Increase From Prior Year

	April 28, 2012	April 30, 2011
Sales:
North American Delivery	$2,555,071	$2,511,646	1.7%	2.0%
North American Retail	2,323,831	2,328,085	(0.2)%	0.7%
International Operations	1,225,923	1,333,207	(8.0)%	3.9%
Total segment sales	$6,104,825	$6,172,938	(1.1)%	1.9%

	(Amounts in thousands) 13 Weeks Ended		April 28, 2012	April 30, 2011
	April 28, 2012	April 30, 2011	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$200,959	$196,850	7.9%	7.8%
North American Retail	166,955	177,349	7.2%	7.6%
International Operations	(18,770)	9,524	(1.5)%	0.7%
Business unit income	$349,144	$383,723	5.7%	6.2%

North American Delivery: Sales increased 1.7% for the first quarter of 2012.  This increase was driven by organic sales growth offset slightly by the negative impact of foreign exchange rates of $4.7 million.  Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, copy and print services, and promotional products. This growth was partially offset by a modest decline in paper.

Business unit income as a percentage of sales increased to 7.9% for the first quarter of 2012 from 7.8% for the first quarter of 2011, driven by operational efficiencies and continued expense control in supply chain, which were mostly offset by costs associated with headcount reductions and the legal settlement of a contractual dispute associated with the acquisition of Corporate Express, as well as lower product margins.

North American Retail:  Sales decreased 0.2% for the first quarter of 2012.  This decrease was the result of the negative impact of foreign exchange rates of $10.9 million mostly offset by an increase in non-comparable sales for new stores opened in the last twelve months. Comparable store sales were flat. Comparable store sales reflect positive performance in tablets, copy and print services, e-readers and mobiles phones and accessories, offset by a continued decline in software and desktop computers.

Business unit income as a percentage of sales decreased to 7.2% for the first quarter of 2012 from 7.6% for the first quarter of 2011, as a result of costs associated with headcount reductions, the legal settlement associated with the acquisition of Corporate Express, and investments in labor and new initiatives. These expenses were partially offset by reduced marketing and depreciation expense.

International Operations: Sales decreased 8.0% for the first quarter of 2012.  This decrease was the result of the negative impact of foreign exchange rates of $40.7 million and decreased sales in our Australian and European businesses, including a 6% decrease in comparable store sales in Europe.

Business unit (loss) income as a percentage of sales decreased to (1.5)% for the first quarter of 2012 from 0.7% for the first quarter of 2011.  This decline reflects costs associated with headcount reductions across our International businesses, as well as deleverage of fixed costs in our European retail and Australian businesses and the legal settlement associated with the acquisition of Corporate Express and, to a lesser extent, declines in European product margins.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2011 Annual Report on Form 10-K, filed on February 29, 2012, in Note A of the Notes to the Consolidated Financial Statements and in the Critical Accounting Policies and Significant Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.   There have been no material changes to our significant accounting policies as disclosed in that report.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $146.9 million for the first quarter of 2012 compared to $210.3 million for the first quarter of 2011, a decrease of $63.4 million.  The decrease was primarily due to a year-over-year decline in net income adjusted for non-cash expenses and an increase in cash used for working capital purposes, primarily related to the timing of income tax payments.

Cash used in investing activities was $52.1 million for the first quarter of 2012 compared to $62.6 million for the first quarter of 2011, a decrease of $10.5 million.  The decrease was due to lower capital spending, primarily driven by a reduction in system-related investments and the timing of spending on store remodels.

Cash used in financing activities was $161.4 million for the first quarter of 2012 compared to $710.7 million for the first quarter of 2011, a reduction of $549.3 million.  The decrease was primarily due to the repayment of the $500 million April 2011 Notes in the first quarter of 2011. The decrease was also partly due to lower spending on share repurchases as we spent $92.5 million in the first quarter of 2012 to repurchase 5.9 million shares under our share repurchase plan, compared with $147.0 million spent in first quarter of 2011 to buy 7.1 million shares, a decrease of $54.5 million. In the first quarter of 2012, the Company paid shareholders an $0.11 per share cash dividend for a total of $74.7 million, an increase from the $0.10 per share for a total of $70.9 million paid in the first quarter of 2011.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations and borrowings available under our credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility"). The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. We also have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. At April 28, 2012, there were no outstanding borrowings under either the November 2014 Revolving Credit Facility or the Commercial Paper Program, and we did not borrow under either during the first quarter of 2012.

We also have various other lines of credit under which we may borrow a maximum of $309.0 million, and under which $174.1 million of borrowings were outstanding as of April 28, 2012.

At April 28, 2012, we had approximately $2.3 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $1.2 billion of cash and cash equivalents. Of the $1.2 billion in cash and cash equivalents, approximately $818.4 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the current operations of our foreign businesses and their initiatives. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of April 28, 2012, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	April 28, 2012
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$329,761
January 2014 Notes	—	1,521,812
November 2014 Revolving Credit Facility	1,000,000	—
Lines of credit	134,830	174,102
Other notes and capital leases	—	8,372
Total	$1,134,830	$2,034,047

At April 28, 2012, there had not been a material change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2011 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of April 28, 2012, nor did we utilize any during the first quarter of 2012.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our financial position, in addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.   Depending on our credit metrics and our liquidity position, we may repurchase our public notes in the open market or through privately negotiated transactions.

Capital expenditures were $52.1 million in the first quarter of 2012 compared to $62.6 million in the first quarter of 2011, a decrease of $10.5 million. However, for the full year 2012, we do not expect material changes in capital spending compared with 2011. We are not planning on opening a significant number of new stores in 2012 but will instead focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

We may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  However, we do not expect to rely on acquisitions to achieve our targeted growth plans.  We consider many types of acquisitions for their strategic and other benefits.  In the past, excluding the Corporate Express acquisition, we have focused on smaller acquisitions designed to align with our existing businesses to drive long-term growth.  We expect to continue this strategy and target such acquisitions when opportunities are presented and fit within our financial structure.

We paid a first quarter of 2012 cash dividend of $0.11 per share on April 12, 2012 to stockholders of record on March 23, 2012.  We expect the total value of quarterly cash dividend payments for fiscal 2012 to be $0.44 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first quarter of 2012, we spent $92.5 million to repurchase 5.9 million shares under the 2011 Repurchase Plan. As of April 28, 2012, we have spent a total of $275.0 million to repurchase 18.5 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $1.2 billion as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity leverage and cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 28, 2012, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of April 28, 2012, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 28, 2012, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note L of the Notes to our Consolidated Financial Statements.

Item 1A.  Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, healthcare costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, turmoil in the financial markets (including recent events in the European Union), lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been slight improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or such spending remains stagnant.

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

An important part of our business plan is to increase our presence in new markets, which could include providing new products and service offerings or adding delivery operations or stores in new geographic markets. We may have limited experience in newer markets, and any such offerings may present new and difficult challenges. For example, when entering a new geographic market, customers may not be familiar with our brand or our competitors may have a larger, more established market presence. Our sales or profit levels in newer activities thus may not be successful enough to recoup our investments in them and may reduce our overall profitability. In addition, for our strategy to be successful, we must identify favorable store sites, negotiate leases on acceptable terms, hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. Local zoning and other land use regulations may prevent or delay the opening of new stores in some markets. If we are unable to open new stores as efficiently as we planned, our future sales and profits may be adversely affected.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Additionally, we have outstanding obligations under our local lines of credit. Our consolidated outstanding debt as of April 28, 2012 was $2.03 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. As a result, we may be forced to use an unplanned portion of cash flows to pay our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, which could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

We could incur significant goodwill impairment charges.
At April 28, 2012, we had $4.00 billion of goodwill on our balance sheet. We evaluate goodwill for impairment annually in the fourth quarter, or sooner if events occur or circumstances change that indicate potential impairment.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our acquired businesses might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, or if we fail to manage acquired companies successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired.  This would in turn have an adverse impact on our financial position and results of operations.  Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  Therefore, a significant and sustained decline in our stock price could result in goodwill impairment charges.

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

In addition, we will periodically make modifications and upgrades to our information systems and technology. Some of these modifications and upgrades will be outsourced to third parties. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. We are aware of inherent risks associated with replacing our systems, including accurately capturing data, system disruptions and outsourcing to third parties. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the first quarter of fiscal 2012:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 29, 2012 - February 25, 2012	1,784,831	$14.95	1,782,180	$1,290,858,000
February 26, 2012 - March 31, 2012	2,648,541	15.94	2,427,000	1,252,182,000
April 1, 2012 - April 28, 2012	1,725,101	15.77	1,725,000	1,224,984,000
Total for the first quarter of 2012	6,158,473	$15.59	5,934,180	$1,224,984,000
____________________________________________

(1)
Includes a total of 224,293 shares of our common stock withheld during the first quarter of our 2012 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

(2)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.

(3)
On September 13, 2011, we announced that our Board of Directors approved the repurchase of up to $1.5 billion of common stock in both open market and privately negotiated transactions. Our repurchase program has no expiration date and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

     On May 11, 2012, John J. Mahoney, Vice Chairman, notified the Company of his intention to retire, effective July 6, 2012, after 16 years with the Company.

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

STAPLES, INC.

Date:	May 16, 2012	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.