Form 10-Q
period 2012-07-28
STAPLES INC
filed 2012-08-15
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 28, 2012

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

The registrant had 682,375,141 shares of common stock outstanding as of August 13, 2012.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
July 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	July 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$984,666	$1,264,149
Receivables, net	1,855,933	2,033,680
Merchandise inventories, net	2,629,598	2,431,845
Deferred income tax assets	297,423	305,611
Prepaid expenses and other current assets	354,324	255,535
Total current assets	6,121,944	6,290,820

Property and equipment:
Land and buildings	1,013,859	1,034,983
Leasehold improvements	1,320,250	1,330,373
Equipment	2,505,464	2,462,351
Furniture and fixtures	1,083,612	1,084,358
Total property and equipment	5,923,185	5,912,065
Less: Accumulated depreciation	3,952,490	3,831,704
Net property and equipment	1,970,695	2,080,361

Intangible assets, net of accumulated amortization	412,266	449,781
Goodwill	3,861,584	3,982,130
Other assets	626,594	627,530
Total assets	$12,993,083	$13,430,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,236,141	$2,220,414
Accrued expenses and other current liabilities	1,198,676	1,414,721
Debt maturing within one year	498,987	439,143
Total current liabilities	3,933,804	4,074,278

Long-term debt	1,542,550	1,599,037
Other long-term obligations	719,976	735,094

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 929,462,709 and 683,273,551 shares at July 28, 2012 and 922,126,579 shares and 695,743,547 at January 28, 2012, respectfully	558	553
Additional paid-in capital	4,633,946	4,551,299
Accumulated other comprehensive loss	(514,791)	(319,743)
Retained earnings	7,358,003	7,199,060
Less: Treasury stock at cost, 246,189,158 shares at July 28, 2012 and 226,383,032 shares at January 28, 2012	(4,688,011)	(4,416,018)
Total Staples, Inc. stockholders’ equity	6,789,705	7,015,151
Noncontrolling interests	7,048	7,062
Total stockholders’ equity	6,796,753	7,022,213
Total liabilities and stockholders’ equity	$12,993,083	$13,430,622

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Sales	$5,498,496	$5,819,612	$11,603,321	$11,992,550
Cost of goods sold and occupancy costs	4,071,211	4,279,232	8,566,321	8,815,777
Gross profit	1,427,285	1,540,380	3,037,000	3,176,773

Operating expenses:
Selling, general and administrative	1,192,433	1,246,047	2,468,834	2,516,821
Amortization of intangibles	14,795	16,194	30,053	33,486
Total operating expenses	1,207,228	1,262,241	2,498,887	2,550,307

Operating income	220,057	278,139	538,113	626,466

Other (expense) income:
Interest income	1,450	1,519	3,101	3,978
Interest expense	(41,793)	(41,885)	(84,097)	(90,678)
Other expense	(1,352)	(369)	(1,698)	(557)
Consolidated income before income taxes	178,362	237,404	455,419	539,209
Income tax expense	57,967	61,104	148,011	165,227
Consolidated net income	120,395	176,300	307,408	373,982
Loss attributed to the noncontrolling interests	(34)	(138)	(80)	(701)
Net income attributed to Staples, Inc.	$120,429	$176,438	$307,488	$374,683

Earnings Per Share:
Basic earnings per common share	$0.18	$0.25	$0.45	$0.53
Diluted earnings per common share	$0.18	$0.25	$0.45	$0.53

Dividends declared per common share	$0.11	$0.10	$0.22	$0.20

Consolidated comprehensive (loss) income	$(96,529)	$59,124	$112,426	$561,177
Comprehensive loss attributed to noncontrolling interests	(115)	(48)	(14)	(495)
Comprehensive (loss) income attributed to Staples, Inc.	$(96,414)	$59,172	$112,440	$561,672

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Operating Activities:
Consolidated net income, including loss from the noncontrolling interests	$307,408	$373,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201,555	211,550
Amortization of intangibles	30,053	33,486
Stock-based compensation	63,130	81,470
Excess tax benefits from stock-based compensation arrangements	(179)	(942)
Deferred income tax expense	8,707	54,170
Other	(4,363)	9,901
Changes in assets and liabilities:
Decrease in receivables	143,992	58,957
Increase in merchandise inventories	(222,872)	(276,649)
Increase in prepaid expenses and other assets	(104,641)	(38,399)
Increase in accounts payable	41,570	45,794
Decrease in accrued expenses and other liabilities	(216,573)	(264,790)
Increase in other long-term obligations	8,993	13,634
Net cash provided by operating activities	256,780	302,164

Investing Activities:
Acquisition of property and equipment	(126,220)	(164,149)
Net cash used in investing activities	(126,220)	(164,149)

Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	49,998	254,926
Proceeds from the exercise of stock options	24,259	31,559
Proceeds from borrowings	47,243	118,174
Payments on borrowings	(75,083)	(698,631)
Purchase of noncontrolling interest	(4,649)	—
Cash dividends paid	(148,545)	(140,643)
Excess tax benefits from stock-based compensation arrangements	179	942
Purchase of treasury stock, net	(271,993)	(365,203)
Net cash used in financing activities	(378,591)	(798,876)

Effect of exchange rate changes on cash and cash equivalents	(31,452)	22,728

Net decrease in cash and cash equivalents	(279,483)	(638,133)
Cash and cash equivalents at beginning of period	1,264,149	1,461,257
Cash and cash equivalents at end of period	$984,666	$823,124

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the thirteen and twenty-six weeks ended July 28, 2012 (also referred to as the “second quarter of 2012" and the "first half of 2012") and the period covering the thirteen and twenty-six weeks ended July 30, 2011 (also referred to as the “second quarter of 2011” and the "first half of 2011").

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express N.V. ("Corporate Express"), acquisition reserves of $181.0 million were originally established.  The activity related to this reserve for fiscal 2011 and 2012 is as follows (in thousands):

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of July 30, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(2,904)	350	9,239
Facility closures	20,287	(1,908)	36	18,415
Other	9,344	(313)	386	9,417
Total	$41,967	$(5,244)	$772	$37,495

	Balance as of January 28, 2012	Utilization	Adjustments	Foreign Exchange Fluctuations	Balance as of July 28, 2012
Severance	$1,691	$(95)	$—	$(99)	$1,497
Facility closures	15,761	(10,404)	(5,000)	(10)	347
Other	6,340	(38)	—	(245)	6,057
Total	$23,792	$(10,537)	$(5,000)	$(354)	$7,901

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

The fair values of the January 2014 Notes and the October 2012 Notes were determined based on quoted market prices and are classified as Level 1 liabilities.  The following table reflects the difference between the financial statement carrying values and fair values of these notes as of July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012		January 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
October 2012 Notes	$326,904	$328,468	$332,617	$339,372
January 2014 Notes	1,518,620	1,680,000	1,525,003	1,721,490

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the Company’s assets and liabilities as of July 28, 2012 and January 28, 2012 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	July 28, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$377,677	$—	$—
Derivative assets	—	7,138	—
Liabilities
Derivative liabilities	—	(23,487)	—

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$468,913	$—	$—
Liabilities
Derivative liabilities	—	(36,418)	—

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

Note E — Debt and Credit Agreements

The Company has a credit agreement with Bank of America, N.A. , as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility"). The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. Payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries (See Note L). On July 12, 2012, the Company resumed the issuance of Notes under the Commercial Paper Program. As of July 28, 2012, $50.0 million Notes were outstanding, with a weighted average remaining maturity of three days and a weighted average interest rate of 0.4%. The maximum amount outstanding under the Commercial Paper Program during the second quarter of 2012 was $100.0 million.

The Company also has various other lines of credit under which we may borrow a maximum of $307.8 million. At July 28, 2012, the Company had $134.0 million of borrowings outstanding under these credit agreements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The major components of the Company’s outstanding debt as of July 28, 2012 and January 28, 2012 are as follows (in thousands):

	July 28, 2012	January 28, 2012
October 2012 Notes	$326,904	$332,617
January 2014 Notes	1,518,620	1,525,003
Commercial Paper Program	49,998	—
Lines of credit	133,982	170,745
Capital lease obligations and other notes payable	12,033	9,815
	2,041,537	2,038,180
Less: Current portion	(498,987)	(439,143)
Net long-term debt	$1,542,550	$1,599,037

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

The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the condensed consolidated balance sheet as of July 28, 2012 and January 28, 2012 (in thousands):

		Fair Value
	Condensed Consolidated Balance Sheet Location	July 28, 2012	January 28, 2012
Asset derivatives:
Foreign currency forward	Other assets	$7,133	$—
Liability derivatives:
Interest rate swaps	Other long-term liabilities	$(2,093)	$—
Foreign currency forward	Other long-term liabilities	(18,740)	(21,974)
Foreign currency swaps	Other long-term liabilities	(2,654)	(14,353)
Total		$(23,487)	$(36,327)

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The tables below present gains and losses recognized in Other Comprehensive Income ("OCI") during the second quarter and first half of 2012 and 2011 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

		Gain (loss) recognized in OCI		Gain (loss) reclassified into earnings		Location of gain (loss) recognized in earnings
		July 28, 2012		July 28, 2012
Derivative Type	Hedge Designation	13 Weeks Ended	26 Weeks Ended	13 Weeks Ended	26 Weeks Ended
Interest rate swaps	Cash flow	$(2,093)	$(2,093)	$—	$—	—
Foreign currency swaps	Net investment	7,766	2,478	—	—	—
Foreign currency forward	Net investment	7,133	7,133	—	—	—

		Gain (loss) recognized in OCI		Loss reclassified into earnings		Location of Loss recognized in earnings
		July 30, 2011		July 30, 2011
Derivative Type	Hedge Designation	13 Weeks Ended	26 Weeks Ended	13 Weeks Ended	26 Weeks Ended
Interest rate swaps	Cash flow	$304	$427	$(304)	$(304)	Other expense
Foreign currency swaps	Cash flow	(3,631)	(3,631)	—	—	—
Foreign currency swaps	Net investment	1,248	(17,851)	—	—	—

Interest Rate Swaps:

During the second quarter of 2012, Staples entered into a series of interest rate swap agreements for an aggregate notional amount of $275.0 million. These swaps were designated as cash flow hedges of interest rate risk, and are used to hedge the Company's exposure to the variability in future cash flows associated with forecasted issuances of debt over a maximum period of twelve months. The effective portion of changes in the fair value of these derivatives is recorded in accumulated other comprehensive income (loss) ("AOCI") and will subsequently be reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI will be reclassified to interest expense as interest payments are made on the Company's forecasted issuances of fixed-rate debt. During the next twelve months, the Company does not expect a material amount to be reclassified to the consolidated statement of comprehensive income as an increase to interest expense. At July 28, 2012, these interest rate swaps had an aggregate fair value loss of $2.1 million which was included in other long-term obligations. No amounts were included in the condensed consolidated statement of comprehensive income in the second quarter of 2012 related to ineffectiveness associated with these cash flow hedges. The Company has agreements with its interest rate swap counterparties that contain provisions whereby the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. At July 28, 2012, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $2.1 million. As of July 28, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at its termination value.

In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million which was recorded as an adjustment to the carrying value of the debt and is being amortized to interest expense over the remaining term of the January 2014 Notes. No amounts had been included in the condensed consolidated statement of comprehensive income in the first half of 2011 related to ineffectiveness associated with this fair value hedge.

 In January 2003, Staples entered into interest rate swaps for an aggregate notional amount of $325 million. These swaps were designated as a fair value hedge and designed to convert the October 2012 Notes into a variable rate obligation. In September 2011, the Company terminated the $325 million interest rate swaps, realizing a gain of $12.4 million which was recorded as an adjustment to the carrying value of the debt and is being amortized to interest expense over the remaining term of the October 2012 Notes. No amounts were included in the condensed consolidated statement of comprehensive income in the first half of 2011 related to ineffectiveness associated with this fair value hedge.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations. On May 5, 2011, the Company repaid the outstanding balance on these variable rate credit facilities and terminated the related interest rate swap agreements. As a result of the termination of these interest rate swap agreements, the Company recognized a loss of $0.3 million during the second quarter of 2011.

Foreign Currency Swaps and Foreign Currency Forwards:

In May 2012, the Company entered into a foreign currency forward that has been designated as a foreign currency hedge on Staples’ net investment in Euro denominated subsidiaries. Under the terms of the agreement, Staples, upon maturity of the agreement in September 2012, is entitled to receive 115.0 million Euros and is obligated to pay 150.0 million Canadian dollars. At July 28, 2012, this derivative had a fair value gain of $7.1 million which was included in other long-term assets.  No amounts were included in the condensed consolidated statement of comprehensive income for the second quarter of 2012 related to ineffectiveness associated with this net investment hedge.

In December 2011, the Company entered into a foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will collect $720 million and will be obligated to pay 750 million Canadian dollars. The forward agreements are being accounted for as a fair value hedge. At July 28, 2012 and January 28, 2012, the foreign currency forward had an aggregate fair value loss of $18.7 million and $22.0 million, respectively, which was included in other long-term obligations. The effective portion of this hedge is included as a component of other expense. No amounts were included in the condensed consolidated statement of comprehensive income for the first half of 2012 related to ineffectiveness associated with this fair value hedge. During the second quarter and first half of 2012, gains of $16.6 million and $3.2 million, respectively, were recognized in other expense related to this fair value hedge.

In May 2011, the Company entered into a foreign currency swap designed to convert a $75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a cash flow hedge. No amounts were included in the condensed consolidated statement of comprehensive income for the first half of 2011 related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid 76.4 million Australian dollars and recognized a gain of $0.9 million.

In August 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In the first quarter of 2012, the Company terminated $50 million of this swap, realizing a loss of approximately $3.0 million which has been recorded as a foreign currency translation loss within other comprehensive income. In the second quarter of 2012, the Company terminated an additional $150 million of this swap, realizing a loss of approximately $6.2 million which has also been recorded as a foreign currency translation loss within other comprehensive income. The $100 million remaining notional amount under the swap agreement has been re-designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. At July 28, 2012 and January 28, 2012, the currency swap had an aggregate fair value loss of $2.7 million and $14.4 million, respectively, which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of comprehensive income for the first half of 2012 or 2011 related to ineffectiveness associated with this net investment hedge.

Note G — Equity-Based Employee Compensation and Benefit Plans

Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and nonqualified stock options to associates.  Shares issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Nonqualified stock options cannot be exercised until they vest.  Vesting of the Restricted Shares and nonqualified stock options occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are all recognized on a straight line basis over the applicable vesting period.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes activity related to nonqualified stock options and Restricted Shares in the first half of 2012:

	Nonqualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 28, 2012	45,995,348	$19.89	16,799,262	$18.13
Granted	2,478,921	13.03	4,548,772	13.13
Exercised/Released	(1,462,782)	11.43	(5,188,156)	20.11
Canceled	(2,210,790)	19.87	(1,318,571)	20.13
Outstanding at July 28, 2012	44,800,697	$19.79	14,841,307	$15.73

Exercisable at July 28, 2012	34,908,337	$20.72
Vested or expected to vest at July 28, 2012	43,790,123	$19.85

(1)
Restricted Shares do not include 0.5 million special performance and retention shares ("Performance Shares") which Staples granted to certain employees in 2010 with a fair market value of $19.27 per share. Performance Shares are awards under which restricted stock is issued only if the Company meets minimum performance targets. The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant.

In connection with its equity-based employee compensation and benefit plans, Staples included $32.0 million and $63.1 million in compensation expense for the second quarter and first half of 2012, respectively, and $46.1 million and $81.5 million in compensation expense for the second quarter and first half of 2011, respectively. As of July 28, 2012, Staples had $163.6 million of unamortized stock compensation expense associated with nonqualified stock options, Restricted Shares and Performance Shares which will be expensed over the period through June 2016.

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan and, prior to January 1, 2012, through the Amended and Restated 1998 Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”). Under the Employee Stock Purchase Plans, U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During the first half of 2012 and 2011, the Company issued 2.1 million shares and 1.7 million shares, respectively, pursuant to these plans.

Note H — Pension and Other Post-Retirement Benefit Plans

In connection with the acquisition of Corporate Express, Staples assumed the obligations under the defined benefit pension plans Corporate Express sponsored.  The pension plans cover certain employees in Europe and the U.S.  The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.

In August 2010, the Company began sponsoring an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the second quarter and first half of 2012 and 2011 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the second quarter and first half of 2012 and 2011 related to the plans (in thousands):

	13 Weeks Ended July 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,531	$2,531	$460
Interest cost	443	9,247	9,690	385
Expected return on plan assets	(438)	(12,398)	(12,836)
Amortization of unrecognized losses and prior service costs	83	1,289	1,372	429
Total cost	$88	$669	$757	$1,274

	13 Weeks Ended July 30, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,404	$2,404	$443
Interest cost	466	10,179	10,645	372
Expected return on plan assets	(422)	(13,923)	(14,345)	—
Amortization of unrecognized losses and prior service costs	—	352	352	431
Total cost (benefit)	$44	$(988)	$(944)	$1,246

	26 Weeks Ended July 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$5,180	$5,180	$920
Interest cost	886	18,915	19,801	770
Expected return on plan assets	(876)	(25,366)	(26,242)	—
Amortization of unrecognized losses and prior service costs	166	2,633	2,799	858
Total cost	$176	$1,362	$1,538	$2,548

	26 Weeks Ended July 30, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$4,807	$4,807	$897
Interest cost	932	20,358	21,290	752
Expected return on plan assets	(844)	(27,846)	(28,690)	—
Amortization of unrecognized losses and prior service costs	—	704	704	872
Total cost (benefit)	$88	$(1,977)	$(1,889)	$2,521

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Cash contributions made to the pension plans during the second quarter and first half of 2012 and 2011 are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
U.S. Pension Plans	$343	$194	$597	$388
International Pension Plans	1,835	2,065	9,267	3,970
Total	$2,178	$2,259	$9,864	$4,358

The Company expects to make additional cash contributions of $0.8 million and $3.8 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal year 2012.  No cash contributions are expected to be made during 2012 to the Company’s other post-retirement benefit plans.

Note I — Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for the first half of 2012 and 2011 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Comprehensive Income:
Net income	307,488	(80)	307,408
Other Comprehensive Income:
Foreign currency translation adjustments, net	(203,879)	66	(203,813)
Changes in fair value of derivatives, net (1)	8,831	—	8,831
Comprehensive Income	112,440	(14)	112,426
Issuance of common stock for stock options exercised	24,259	—	24,259
Stock-based compensation	63,130	—	63,130
Purchase of noncontrolling interest	(4,649)	—	(4,649)
Cash dividends paid	(148,545)	—	(148,545)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Purchase of treasury stock, net	(271,993)	—	(271,993)
Other	(267)	—	(267)
Stockholders' equity at July 28, 2012	$6,789,705	$7,048	$6,796,753

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 29, 2011	$6,943,710	$7,471	$6,951,181
Comprehensive Income:
Net income	374,683	(701)	373,982
Other Comprehensive Income:
Foreign currency translation adjustments, net	200,546	206	200,752
Changes in fair value of derivatives, net (1)	(13,557)	—	(13,557)
Comprehensive Income	561,672	(495)	561,177
Issuance of common stock for stock options exercised	31,559	—	31,559
Stock-based compensation	81,470	—	81,470
Cash dividends paid	(140,643)	—	(140,643)
Excess tax benefits from stock-based compensation arrangements	942	—	942
Purchase of treasury stock, net	(365,203)	—	(365,203)
Other	(831)	—	(831)
Stockholders' equity at July 30, 2011	$7,112,676	$6,976	$7,119,652

(1)	Changes in the fair value of derivatives are net of a tax expense (benefit) of $7.9 million for the first half of 2012 and $(7.5) million for the first half of 2011, respectively.

Note J — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2012 and 2011 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Numerator:
Net income attributed to Staples, Inc.	$120,429	$176,438	$307,488	$374,683
Denominator:
Weighted-average common shares outstanding	672,862	698,917	676,554	702,618
Effect of dilutive securities:
Employee stock options, restricted shares and performance shares	6,262	9,754	7,727	10,419
Weighted-average common shares outstanding assuming dilution	679,124	708,671	684,281	713,037

Basic earnings per common share	$0.18	$0.25	$0.45	$0.53
Diluted earnings per common share	$0.18	$0.25	$0.45	$0.53

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation.  Options to purchase 39.2 million and 36.0 million shares of Staples, Inc. common stock were excluded from the calculation of diluted earnings per share at July 28, 2012 and July 30, 2011, respectively.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to consolidated income before income taxes for the second quarter and first half of 2012 and 2011 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	Sales
North American Delivery	$2,412,755	$2,433,217	$4,967,826	$4,944,863
North American Retail	1,989,139	2,045,143	4,312,970	4,373,228
International Operations	1,096,602	1,341,252	2,322,525	2,674,459
Total segment sales	$5,498,496	$5,819,612	$11,603,321	$11,992,550

	Business Unit Income (Loss)
North American Delivery	$185,767	$204,765	$386,726	$401,615
North American Retail	88,413	102,872	255,368	280,221
International Operations	(22,081)	16,576	(40,851)	26,100
Business unit income	252,099	324,213	601,243	707,936
Stock-based compensation	(32,042)	(46,074)	(63,130)	(81,470)
Interest and other expense, net	(41,695)	(40,735)	(82,694)	(87,257)
Consolidated income before income taxes	$178,362	$237,404	$455,419	$539,209

Note L — Guarantor Subsidiaries

Under the terms of the October 2012 Notes, the January 2014 Notes, the November 2014 Revolving Credit Facility and the Commercial Paper Program, the Guarantor Subsidiaries, as defined below, guarantee repayment of the debt. The debt is fully and unconditionally guaranteed on an unsecured, joint and several basis by Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”). The term of the guarantees is equivalent to the term of the related debt.  Upon payment of the October 2012 notes, the Company will take the actions required under the applicable guarantee fall-away provisions to cause the Guarantor Subsidiaries to be legally released from their guarantees of debt related to the January 2014 Notes, the November 2014 Revolving Credit Facility and the Commercial Paper Program.

The following condensed consolidating financial data is presented for the holders of the October 2012 Notes and the January 2014 Notes and illustrates the composition of Staples, Inc. (the “Parent Company”), Guarantor Subsidiaries and non-guarantor subsidiaries as of July 28, 2012 and January 28, 2012 and for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011.  The Guarantor Subsidiaries are wholly owned by Staples, Inc.  The non-guarantor subsidiaries represent more than an inconsequential portion of the consolidated assets and revenues of Staples. Investments in subsidiaries are accounted for by the Parent Company on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investment accounts and earnings. The principal elimination entries eliminate the Parent Company’s investment in subsidiaries and intercompany balances and transactions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheet
As of July 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78,626	$76,954	$829,086	$—	$984,666
Merchandise inventories, net	—	1,560,551	1,069,047	—	2,629,598
Other current assets	663,907	813,934	1,029,839	—	2,507,680
Total current assets	742,533	2,451,439	2,927,972	—	6,121,944
Net property, equipment and other assets	652,538	1,120,927	1,236,090	—	3,009,555
Goodwill	1,636,726	153,200	2,071,658	—	3,861,584
Investment in affiliates and intercompany, net	5,704,179	8,152,766	10,676,696	(24,533,641)	—
Total assets	$8,735,976	$11,878,332	$16,912,416	$(24,533,641)	$12,993,083
Total current liabilities	$237,404	$2,119,173	$1,577,227	$—	$3,933,804
Total long-term liabilities	1,701,819	209,225	351,482	—	2,262,526
Total stockholders' equity	6,796,753	9,549,934	14,983,707	(24,533,641)	6,796,753
Total liabilities and stockholders' equity	$8,735,976	$11,878,332	$16,912,416	$(24,533,641)	$12,993,083

Condensed Consolidating Balance Sheet
As of January 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$385,279	$43,323	$835,547	$—	$1,264,149
Merchandise inventories, net	—	1,437,074	994,771	—	2,431,845
Other current assets	68,608	1,188,378	1,337,840	—	2,594,826
Total current assets	453,887	2,668,775	3,168,158	—	6,290,820
Net property, equipment and other assets	671,787	1,165,840	1,320,045	—	3,157,672
Goodwill	1,644,728	156,303	2,181,099	—	3,982,130
Investment in affiliates and intercompany, net	5,951,426	6,935,956	10,988,680	(23,876,062)	—
Total assets	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622
Total current liabilities	$(13,544)	$2,314,411	$1,773,411	$—	$4,074,278
Total long-term liabilities	1,713,159	195,852	425,120	—	2,334,131
Total stockholders' equity	7,022,213	8,416,611	15,459,451	(23,876,062)	7,022,213
Total liabilities and stockholders' equity	$8,721,828	$10,926,874	$17,657,982	$(23,876,062)	$13,430,622

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Comprehensive Income
For the thirteen weeks ended July 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,433,007	$2,065,489	$—	$5,498,496
Cost of goods sold and occupancy costs	2,657	2,595,598	1,472,956	—	4,071,211
Gross (loss) profit	(2,657)	837,409	592,533	—	1,427,285
Operating and other (income) expenses	(123,086)	721,656	504,772	145,581	1,248,923
Consolidated income before income taxes	120,429	115,753	87,761	(145,581)	178,362
Income tax expense	—	51,202	6,765	—	57,967
Consolidated net income	120,429	64,551	80,996	(145,581)	120,395
Loss attributed to the noncontrolling interests	—	—	(34)	—	(34)
Net income attributed to Staples, Inc.	$120,429	$64,551	$81,030	$(145,581)	$120,429

Consolidated comprehensive income (loss)	$(96,414)	$64,551	$(130,325)	$65,659	$(96,529)
Comprehensive loss attributed to noncontrolling interests	—	—	(115)	—	(115)
Comprehensive income (loss) attributed to Staples, Inc.	$(96,414)	$64,551	$(130,210)	$65,659	$(96,414)

Condensed Consolidating Statement of Comprehensive Income
For the thirteen weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$3,495,872	$2,323,740	$—	$5,819,612
Cost of goods sold and occupancy costs	3,413	2,635,730	1,640,089	—	4,279,232
Gross (loss) profit	(3,413)	860,142	683,651	—	1,540,380
Operating and other (income) expenses	(179,851)	743,139	532,010	207,678	1,302,976
Consolidated income before income taxes	176,438	117,003	151,641	(207,678)	237,404
Income tax expense	—	53,971	7,133	—	61,104
Consolidated net income	176,438	63,032	144,508	(207,678)	176,300
Loss attributed to the noncontrolling interests	—	—	(138)	—	(138)
Net income attributed to Staples, Inc.	$176,438	$63,032	$144,646	$(207,678)	$176,438

Consolidated comprehensive income (loss)	$59,172	$63,032	$26,646	$(89,726)	$59,124
Comprehensive loss attributed to noncontrolling interests	—	—	(48)	—	(48)
Comprehensive income (loss) attributed to Staples, Inc.	$59,172	$63,032	$26,694	$(89,726)	$59,172

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Comprehensive Income
For the twenty-six weeks ended July 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$7,222,481	$4,380,840	$—	$11,603,321
Cost of goods sold and occupancy costs	5,165	5,422,362	3,138,794	—	8,566,321
Gross (loss) profit	(5,165)	1,800,119	1,242,046	—	3,037,000
Operating and other (income) expenses	(312,653)	1,478,200	1,066,452	349,582	2,581,581
Consolidated income before income taxes	307,488	321,919	175,594	(349,582)	455,419
Income tax expense	—	138,174	9,837	—	148,011
Consolidated net income	307,488	183,745	165,757	(349,582)	307,408
Loss attributed to the noncontrolling interests	—	—	(80)	—	(80)
Net income attributed to Staples, Inc.	$307,488	$183,745	$165,837	$(349,582)	$307,488

Consolidated comprehensive income (loss)	$112,440	$183,745	$(20,830)	$(162,929)	$112,426
Comprehensive loss attributed to noncontrolling interests	—	—	(14)	—	(14)
Comprehensive income (loss) attributed to Staples, Inc.	$112,440	$183,745	$(20,816)	$(162,929)	$112,440

Condensed Consolidating Statement of Comprehensive Income
For the twenty-six weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$7,254,520	$4,738,030	$—	$11,992,550
Cost of goods sold and occupancy costs	5,927	5,433,779	3,376,071	—	8,815,777
Gross (loss) profit	(5,927)	1,820,741	1,361,959	—	3,176,773
Operating and other (income) expenses	(380,610)	1,492,499	1,086,661	439,014	2,637,564
Consolidated income before income taxes	374,683	328,242	275,298	(439,014)	539,209
Income tax expense	—	145,180	20,047	—	165,227
Consolidated net income	374,683	183,062	255,251	(439,014)	373,982
Loss attributed to the noncontrolling interests	—	—	(701)	—	(701)
Net income attributed to Staples, Inc.	$374,683	$183,062	$255,952	$(439,014)	$374,683

Consolidated comprehensive income (loss)	$561,672	$183,062	$503,651	$(687,208)	$561,177
Comprehensive loss attributed to noncontrolling interests	—	—	(495)	—	(495)
Comprehensive income (loss) attributed to Staples, Inc.	$561,672	$183,062	$504,146	$(687,208)	$561,672

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the twenty-six weeks ended July 28, 2012
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$56,770	$103,197	$96,813	$256,780
Investing Activities:
Acquisition of property and equipment	(17,208)	(69,648)	(39,364)	(126,220)
Cash used in investing activities	(17,208)	(69,648)	(39,364)	(126,220)
Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	49,998	—	—	49,998
Proceeds from the exercise of stock options	24,259	—	—	24,259
Proceeds from borrowings	13,267	—	33,976	47,243
Payments on borrowings	(13,245)	—	(61,838)	(75,083)
Purchase of noncontrolling interest	—	—	(4,649)	(4,649)
Cash dividends paid	(148,545)	—	—	(148,545)
Excess tax benefits from stock-based compensation arrangements	44	82	53	179
Purchase of treasury stock, net	(271,993)	—	—	(271,993)
Cash used in financing activities	(346,215)	82	(32,458)	(378,591)
Effect of exchange rate changes on cash and cash equivalents	—	—	(31,452)	(31,452)
Net (decrease) increase in cash and cash equivalents	(306,653)	33,631	(6,461)	(279,483)
Cash and cash equivalents at beginning of period	385,279	43,323	835,547	1,264,149
Cash and cash equivalents at end of period	$78,626	$76,954	$829,086	$984,666

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Condensed Consolidating Statement of Cash Flows
For the twenty-six weeks ended July 30, 2011
(in thousands)

	Staples, Inc. (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$460,425	$87,077	$(245,338)	$302,164
Investing Activities:
Acquisition of property and equipment	(16,962)	(78,979)	(68,208)	(164,149)
Cash used in investing activities	(16,962)	(78,979)	(68,208)	(164,149)
Financing activities:
Proceeds from issuance of commercial paper, net of repayments	254,926	—	—	254,926
Proceeds from the exercise of stock options	31,559	—	—	31,559
Proceeds from borrowings	21,544	—	96,630	118,174
Payments on borrowings	(517,641)	—	(180,990)	(698,631)
Cash dividends paid	(140,643)	—	—	(140,643)
Excess tax benefits from stock-based compensation arrangements	571	324	47	942
Purchase of treasury stock, net	(365,203)	—	—	(365,203)
Cash (used in) provided by financing activities	(714,887)	324	(84,313)	(798,876)
Effect of exchange rate changes on cash and cash equivalents	—	—	22,728	22,728
Net (decrease) increase in cash and cash equivalents	(271,424)	8,422	(375,131)	(638,133)
Cash and cash equivalents at beginning of period	406,821	38,298	1,016,138	1,461,257
Cash and cash equivalents at end of period	$135,397	$46,720	$641,007	$823,124

Note M — Commitments and Contingencies

The Company currently holds a 39.49% investment interest in a joint venture in India.  In July 2012, the shareholders representing the remaining interests in the joint venture purported to exercise put option rights they hold under an option agreement, pursuant to which they may require the Company to purchase their shares at fair market value.  Prior to the shareholders' purported exercise of the put options, the Company and the other shareholders engaged two valuation firms in India to provide assistance with the valuation of the shares.  The firms valued the joint venture at approximately $89.0 million, which would result in payment by the Company of approximately $54.0 million for the shares.  The Company believes that the valuations were not conducted in accordance with fair market valuation principles as required by the shareholder documentation and contain other significant methodological flaws. The Company therefore believes that the options were improperly exercised by the shareholders. The Company is disputing the valuations pursuant to the terms of the relevant shareholder documentation, which provides for a period of good faith negotiation followed, to the extent unsuccessful, by arbitration. The Company is currently pursuing efforts in good faith to resolve its dispute with the shareholders. Should this not be possible, the Company intends to vigorously pursue its dispute of the valuations and believes it has meritorious arguments in challenging the exercise of the options. However, if the Company is required to purchase the shares based on valuations in excess of what it believes would be the fair value of the business in an arms-length transaction between market participants then, upon acquisition of the shares, the Company would likely recognize a loss, which could be material.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

Results of Operations

Major contributors to our second quarter of 2012 results, as compared to the results for the second quarter of 2011, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	On a consolidated basis, we generated $5.5 billion in sales, a decline of 5.5%;

•	North American Delivery’s sales decreased 0.8%, and business unit income rate decreased to 7.7% from 8.4%;

•	North American Retail’s sales decreased 2.7%, comparable store sales decreased 2%, and business unit income rate decreased to 4.4% from 5.0%;

•	International Operations’ sales decreased 18.2%, including the unfavorable impact of foreign exchange rates, and business unit (loss) income rate decreased to (2.0)% from 1.2%;

•
Net income attributed to Staples, Inc. for the second quarter of 2012 was $120.4 million or $0.18 per diluted share compared to $176.4 million or $0.25 per diluted share for the second quarter of 2011; and

•	Our quarterly income tax rate was 32.5% compared to 25.7% in the prior year.

Outlook

Our results for the second quarter were weaker than expected. As a result, we are adopting a more conservative sales and earnings outlook. Current expectations for 2012 assume slower growth in the U.S. economy, continued weakness in the demand environment in Europe and an unfavorable impact from foreign exchange rates. Including the impact of the 53rd week in 2012, we now expect full year sales to be flat compared to 2011 and earnings per diluted share to grow in the low single-digits compared to non-GAAP earnings per diluted share in 2011. In 2011, earnings per diluted share was $1.40 on a U.S. GAAP basis and $1.37 on a non-GAAP basis, which excludes the $0.03 per share impact of a $20.8 million tax refund received from the Italian government.

Non-GAAP Measures

In our analysis of the results of operations below, we have referred to non-GAAP financial measures related to net income and earnings per share, which reflect adjustments to exclude the impact of a non-recurring tax refund received in the second quarter of 2011. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events of a non-recurring nature that impact the comparability of underlying business results from period to period. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP. Reconciliations of the non-GAAP measures to their corresponding GAAP measures are included in the analysis of our consolidated performance below.

Net income attributed to Staples, Inc. for the second quarter of 2012 was $120.4 million or $0.18 per diluted share compared to $176.4 million or $0.25 per diluted share for the second quarter of 2011. Net income attributed to Staples, Inc. for the first half of 2012 was $307.5 million or $0.45 per diluted share compared to $374.7 million or $0.53 per diluted share for the first half of 2011. Our results for the second quarter and first half of 2011 include the receipt of a $20.8 million refund from the Italian government related to an overpayment of income taxes in previous years. A reconciliation of net income adjusted to remove the 2011 tax refund is shown below (amounts in thousands, except for share data):

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share	Net income	Per Diluted Share
Net income as reported	$120,429	$0.18	$176,438	$0.25	$307,488	$0.45	$374,683	$0.53
Adjustments, net of taxes:
Tax refund	—	—	(20,800)	(0.03)	—	—	(20,800)	(0.03)
Non-GAAP adjusted net income	$120,429	$0.18	$155,638	$0.22	$307,488	$0.45	$353,883	$0.50

Consolidated Performance

Second Quarter of 2012 Compared to the Second Quarter of 2011

Sales: Sales for the second quarter of 2012 were $5.50 billion, a $321.1 million or 5.5% decrease from the second quarter of 2011.  The sales decline reflected a $142.6 million unfavorable impact from foreign exchange rates, decreased volumes in International Operations and a 2% decline in comparable store sales in North American Retail. Ongoing weakness in the sales environment and reduced consumption in core categories were the primary factors contributing to our sales decline.

Gross Profit:  Gross profit as a percentage of sales was 26.0% for the second quarter of 2012 compared to 26.5% for the second quarter of 2011.  The decrease in gross profit rate for the second quarter of 2012 was primarily driven by lower product margins in North American Delivery and International Operations and by deleverage of fixed costs in International Operations and North American Retail due to a decline in sales. The lower product margins in North American Delivery and International Operations reflected inflationary pressures on core office supplies and investments to drive sales and customer loyalty, and, with respect to International Operations, adverse customer and product mix in Europe. These unfavorable drivers were partially offset by improvements in North American Retail product margins driven by a favorable shift in sales mix.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $53.6 million from the second quarter of 2011 to the second quarter of 2012, reflecting a reduction in marketing expense and a $13.3 million decrease in stock-based compensation expense due to a change in the structure of management compensation. These reductions were partially offset by increased costs associated with legal settlements. As a percentage of sales, selling, general and administrative expenses were 21.7% for the second quarter of 2012 compared to 21.4% for the second quarter of 2011, reflecting deleverage of labor costs on lower sales.

Amortization of Intangibles: Amortization of intangibles was $14.8 million for the second quarter of 2012 compared to $16.2 million for the second quarter of 2011, primarily reflecting the amortization of trade names, customer relationships and noncompetition agreements related to Corporate Express.  Amortization of intangibles resulting from our acquisition of Corporate Express was $12.3 million for the second quarter of 2012 and $13.2 million for the second quarter of 2011.

Interest Income: Interest income was $1.5 million for both the second quarter of 2012 and the second quarter of 2011.  An unfavorable impact from lower interest rates was offset by a favorable impact from higher international cash balances for the second quarter of 2012.

Interest Expense:  Interest expense decreased slightly to $41.8 million for the second quarter of 2012 from $41.9 million for the second quarter of 2011.  Our interest rate swap agreements reduced interest expense by $6.0 million for the second quarter of 2012 compared to a reduction of $7.0 million for the second quarter of 2011.

Other Expense: Other expense was $1.4 million for the second quarter of 2012 compared to $0.4 million for the second quarter of 2011. The increased expense was primarily due to foreign exchange losses in the second quarter of 2012.

Income Taxes:  Our tax rate was 32.5% for the second quarter of 2012 compared to 25.7% for the second quarter of 2011.  The increase in the tax rate was primarily due to a tax benefit of $20.8 million in the second quarter of 2011 related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item in the second quarter of 2011.

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

First Half of 2012 Compared to the First Half of 2011

Sales: Sales for the first half of 2012 were $11.60 billion, a $389.2 million or 3.2% decrease from the first half of 2011.  The decline reflects decreased sales in International Operations, a $198.9 million unfavorable impact from foreign exchange rates and a 1% decline in comparable store sales in North American Retail, partially offset by growth in our North American Delivery business.

Gross Profit:  Gross profit as a percentage of sales was 26.2% for the first half of 2012 compared to 26.5% for the first half of 2011.  The decrease in gross profit rate was primarily driven by lower product margins in North American Delivery and International Operations and by deleverage of fixed costs in International Operations and North American Retail due to a decline in sales. The lower product margins in North American Delivery and International Operations reflected inflationary pressures on core office supplies, investments to drive sales and customer loyalty and, with respect to International Operations, adverse customer and product mix in Europe. These unfavorable drivers were partially offset by improvements in North American Retail product margins driven by a favorable shift in sales mix.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $48.0 million from the first half of 2011 to the first half of 2012, reflecting a reduction in marketing expense and a $17.6 million decrease in stock-based compensation expense due to a change in the structure of management compensation. These reductions were partially offset by severance-related expenses and increased costs associated with legal settlements. As a percentage of sales, selling, general and administrative expenses were 21.3% for the first half of 2012 compared to 21.0% for the first half of 2011, reflecting deleverage of labor costs on lower sales.

Amortization of Intangibles: Amortization of intangibles was $30.1 million for the first half of 2012 compared to $33.5 million for the first half of 2011, primarily reflecting the amortization of trade names, customer relationships and noncompetition agreements related to Corporate Express. Amortization of intangibles resulting from our acquisition of Corporate Express was $24.9 million for the first half of 2012 and $27.5 million for the first half of 2011.

Interest Income: Interest income was $3.1 million for the first half of 2012 compared to $4.0 million for the first half of 2011.  The decrease was due to a decline in interest rates, partially offset by higher international cash balances.

Interest Expense: Interest expense decreased to $84.1 million for the first half of 2012 from $90.7 million for the first half of 2011.  This decrease was primarily due to a reduction in debt balances resulting from the payoff of the $500 million, 7.75% notes (the "April 2011 Notes") and the pay-down and refinancing of certain debt and liquidity facilities.  Our interest rate swap agreements reduced interest expense by $12.1 million for the first half of 2012 compared to $14.2 million for the first half of 2011.

Other Expense: Other expense was $1.7 million for the first half of 2012 compared to $0.6 million for the first half of 2011.  The increased expense was primarily due to foreign exchange losses in the first half of 2012.

Income Taxes:  Our tax rate was 32.5% for the first half of 2012 compared to 30.6% for the first half of 2011.  The increase in the tax rate was due to a tax benefit of $20.8 million realized in the first half of 2011 related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item.

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

Second Quarter of 2012 Compared to the Second Quarter of 2011

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2012 and 2011:

	(Amounts in thousands) 13 Weeks Ended		July 28, 2012	July 30, 2011
			Decrease From Prior Year	Increase From Prior Year
	July 28, 2012	July 30, 2011
Sales:
North American Delivery	$2,412,755	$2,433,217	(0.8)%	3.1%
North American Retail	1,989,139	2,045,143	(2.7)%	1.7%
International Operations	1,096,602	1,341,252	(18.2)%	15.2%
Total segment sales	$5,498,496	$5,819,612	(5.5)%	5.2%

	(Amounts in thousands) 13 Weeks Ended		July 28, 2012	July 30, 2011
	July 28, 2012	July 30, 2011	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$185,767	$204,765	7.7%	8.4%
North American Retail	88,413	102,872	4.4%	5.0%
International Operations	(22,081)	16,576	(2.0)%	1.2%
Business unit income	$252,099	$324,213	4.6%	5.6%

North American Delivery: Sales decreased by $20.5 million or 0.8% for the second quarter of 2012.  This decrease was driven by the decision late in the prior year to not renew two large customer contracts, which did not deliver adequate returns, as well as an unfavorable impact from foreign exchange rates of $10.2 million.  These declines were partially offset by increased sales of facilities and breakroom supplies and promotional products.

Business unit income as a percentage of sales decreased to 7.7% for the second quarter of 2012 from 8.4% for the second quarter of 2011. The decrease was driven by inflationary pressures on core office supplies, investments to drive growth and loyalty in our on-line businesses and increased costs associated with legal settlements, partially offset by a reduction in marketing expense.

North American Retail:  Sales decreased by $56.0 million or 2.7% for the second quarter of 2012.  This decrease was primarily the result of a 2% comparable store sales decline and a $22.3 million unfavorable impact from foreign exchange rates, partially offset by non-comparable sales for new stores opened in the last twelve months. The decline in comparable store sales reflects a decrease in customer traffic and significant declines in sales of computers, software, and computer accessories. These sales decreases were partially offset by positive performance in copy and print services, mobile phones and accessories and facilities and breakroom supplies.

Business unit income as a percentage of sales decreased to 4.4% for the second quarter of 2012 from 5.0% for the second quarter of 2011. The decrease was driven by deleverage of rent and occupancy and labor expenses, as well as by costs associated with legal settlements. These unfavorable drivers were partially offset by improved product margins resulting from favorable sales mix and by a reduction in marketing expense.

International Operations:  Sales decreased by $244.7 million or 18.2% for the second quarter of 2012, primarily as a result of weakness in our European and Australian businesses. Ongoing weakness in the sales environment drove a 9% decline in comparable store sales in Europe, as well as declines in the company's European delivery businesses. In addition, foreign exchange rates negatively impacted sales by $110.1 million.

Business unit (loss) income as a percentage of sales decreased to (2.0)% for the second quarter of 2012 from 1.2% for the second quarter of 2011.  This decline reflects deleverage of fixed costs on lower sales in our European and Australian businesses, and declines in European product margins due to a combination of adverse customer and product mix as well as an increase in investments to drive sales.

First Half of 2012 Compared to the First Half of 2011

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2012 and 2011:

	(Amounts in thousands) 26 Weeks Ended		July 28, 2012	July 30, 2011
			Increase (Decrease) From Prior Year	Increase From Prior Year
	July 28, 2012	July 30, 2011
Sales:
North American Delivery	$4,967,826	$4,944,863	0.5%	2.5%
North American Retail	4,312,970	4,373,228	(1.4)%	1.2%
International Operations	2,322,525	2,674,459	(13.2)%	9.3%
Total segment sales	$11,603,321	$11,992,550	(3.2)%	3.5%

	(Amounts in thousands) 26 Weeks Ended		July 28, 2012	July 30, 2011
	July 28, 2012	July 30, 2011	% of Sales	% of Sales
Business Unit Income (loss):
North American Delivery	$386,726	$401,615	7.8%	8.1%
North American Retail	255,368	280,221	5.9%	6.4%
International Operations	(40,851)	26,100	(1.8)%	1.0%
Business unit income	$601,243	$707,936	5.2%	5.9%

North American Delivery: Sales increased by $23.0 million or 0.5% for the first half of 2012, reflecting increased sales of facilities and breakroom supplies, promotional products and copy and print services. These favorable drivers were partially offset by the impact of the decision late in the prior year to not renew two large customer contracts which did not deliver adequate returns and by an unfavorable impact of foreign exchange rates of $14.9 million.

Business unit income as a percentage of sales decreased to 7.8% for the first half of 2012 from 8.1% for the first half of 2011. The decrease was driven by inflationary pressures on core office supplies, investments to drive growth and loyalty in our on-line businesses and increased costs associated with legal settlements, partially offset by a reduction in marketing expense and increased supply chain efficiencies.

North American Retail:  Sales decreased by $60.3 million or 1.4% for the first half of 2012.  The decrease was primarily the result of a 1% comparable store sales decline and a $33.2 million unfavorable impact from foreign exchange rates, partially offset by non-comparable sales for new stores opened in the past twelve months.  The decline in comparative store sales reflects a decrease in customer traffic. Declines in software, computers, and paper were partially offset by positive performance in copy and print services, mobile phones and accessories, e-readers and facilities and breakroom supplies.

Business unit income as a percentage of sales was 5.9% in the first half of 2012 compared to 6.4% in the first half of 2011, The decrease was driven primarily by deleverage of rent and occupancy costs and labor expenses, as well as legal settlements and related costs. These expenses were partially offset by a reduction in marketing expenses and improved product margins resulting from favorable sales mix.

International Operations:  Revenue decreased by $351.9 million or 13.2% for the first half of 2012 as a result of decreased sales in our European and Australian businesses. Broad-based weakness in the sales environment drove a 7% decrease in comparable store sales in Europe, as well as declines in the company's European delivery businesses. In addition, foreign exchange rates negatively impacted revenue by $150.8 million.

Business unit (loss) income as a percentage of sales decreased to (1.8)% for the first half of 2012 from 1.0% for the first half of 2011.  The decrease reflects deleverage of fixed costs on lower sales in our European and Australian businesses, an increase in severance-related costs across our International businesses, and declines in European product margins resulting from adverse customer and product mix and an increase in investments to drive sales.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our 2011 Annual Report on Form 10-K, filed on February 29, 2012 (“Annual Report”) in the Critical Accounting Policies and Significant Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to our critical accounting policies as disclosed in that report.
Since the filing of our Annual Report, the political and economic environment in Europe has not improved, the operating results for our European businesses have not met our expectations, and the short-term outlook for these businesses remains challenging to predict.  Despite this short-term instability and uncertainty, our long-term outlook for these businesses has not yet changed and we remain confident in our ability to return to or exceed the levels of operating performance which these businesses experienced in the past.  However, because of the long-term nature of our sales and profit projections and the increased uncertainty in the short-term, we continue to closely monitor events and trends in Europe to assess whether any factors indicate that it is more likely than not that any of our reporting units' fair values have declined below their carrying values.  Given the ongoing instability and uncertainty in the region, we think it is reasonably possible that an interim goodwill impairment test may be required in our third quarter.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $256.8 million for the first half of 2012 compared to $302.2 million for the first half of 2011, a decrease of $45.4 million.  The decrease was primarily due to a year-over-year decline in net income adjusted for non-cash expenses and the timing of income tax payments, partially offset by favorable changes in working capital.

Cash used in investing activities was $126.2 million for the first half of 2012 compared to $164.1 million for the first half of 2011, a decrease of $37.9 million.  The decrease was due to lower capital spending, primarily driven by a reduction in system-related investments and store remodeling activity.

Cash used in financing activities was $378.6 million for the first half of 2012 compared to $798.9 million for the first half of 2011, a reduction of $420.3 million.  The decrease was primarily due to the $500 million repayment of the April 2011 Notes in the first quarter of 2011 and lower spending on share repurchases, as we spent $251.4 million in the first half of 2012 to repurchase 18.0 million shares under our share repurchase plan compared with $345.6 million spent in first half of 2011 to buy 19.2 million shares, a decrease of $94.2 million. These reductions in cash outflows were partially offset by lower cash inflows from borrowings under our Commercial Paper Program, as defined below, and revolving lines of credit in the first half of 2012 as compared with in the first half of 2011. In the first half of 2012, the Company paid shareholders cash dividends of $0.22 per share for a total of $148.5 million, an increase from the $0.20 per share for a total of $140.6 million paid in the first half of 2011.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. We have a revolving credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. We also have various other lines of credit under which we may borrow a maximum of $307.8 million and related to which $134.0 million of borrowings were outstanding at July 28, 2012.

We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes (the "Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. Payments under the Commercial Paper Program are unconditionally guaranteed on an unsecured, unsubordinated basis by the Guarantor Subsidiaries (see Note L in the Notes to the Condensed Consolidated Financial Statements). On July 12, 2012, the Company resumed the issuance of Notes under the Commercial Paper Program. As of July 28, 2012, $50.0 million of Notes were outstanding, with a weighted average remaining maturity of three days and a weighted average interest rate of 0.4%. The maximum amount outstanding under the Commercial Paper Program during the second quarter of 2012 was $100.0 million.

At July 28, 2012, we had approximately $2.11 billion in total cash and funds available through credit agreements, which consisted of $1.12 billion of available credit and $984.7 million of cash and cash equivalents. Of the $984.7 million in cash and cash equivalents, approximately $811.9 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of July 28, 2012, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	July 28, 2012
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$326,904
January 2014 Notes	—	1,518,620
November 2014 Revolving Credit Facility	950,002	—
Commercial Paper Program	—	49,998
Lines of credit	173,770	133,982
Capital lease obligations and other notes payable	—	12,033
Total	$1,123,772	$2,041,537

At July 28, 2012, there had not been a material change to the information regarding the maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2011 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of July 28, 2012, nor did we utilize any during the second quarter or first half of 2012.

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

Capital expenditures were $126.2 million in the first half of 2012 compared to $164.1 million in the first half of 2011, a decrease of $37.9 million. However, for the full year 2012, we do not expect material changes in capital spending compared with 2011. We are not planning on opening a significant number of new stores in 2012 but will instead focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

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

We paid a second quarter of 2012 cash dividend of $0.11 per share on July 12, 2012 to stockholders of record on June 22, 2012.  We expect the total value of quarterly cash dividend payments for fiscal 2012 to be $0.44 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first half of 2012, we spent $251.4 million to repurchase 18.0 million shares under the 2011 Repurchase Plan. As of July 28, 2012, we have spent a total of $433.9 million to repurchase 30.6 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $1.1 billion as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity leverage and cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 28, 2012, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of July 28, 2012, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 28, 2012, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 28, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note M in the Notes to our Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, turmoil in the financial markets (including recent events in the European Union), lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been modest improvement in some of these measures, the political and economic environment in Europe has not improved, and the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

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

We have long-term debt and debt service requirements, with $1.5 billion 9.75% notes due in January 2014 and $325 million 7.375% notes due in October 2012. Additionally, we have outstanding obligations under our commercial paper program and local lines of credit. Our consolidated outstanding debt as of July 28, 2012 was $2.04 billion. If we are unable to satisfy our debt service requirements, we may default under one or more of our credit facilities or the indentures governing our notes. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. As a result, we may be forced to use an unplanned portion of cash flows to pay our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, which could materially harm our business and financial condition.  Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors.

We could incur significant goodwill impairment charges.
At July 28, 2012, we had $3.86 billion of goodwill on our balance sheet. We evaluate goodwill for impairment annually in the fourth quarter, or sooner if events occur or circumstances change that indicate potential impairment.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our acquired businesses might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, or if we fail to manage acquired companies successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired.  This would in turn have an adverse impact on our financial position and results of operations.  For example, we continue to monitor events and trends in Europe to assess whether any factors indicate that it is more likely than not that any of our reporting units' fair values have declined below their carrying values.  Given the ongoing instability and uncertainty in the region, we think it is reasonably possible that an interim goodwill impairment test may be required in our third quarter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the second quarter of fiscal 2012:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 29, 2012 - May 26, 2012	3,306,806	$14.11	3,306,700	$1,178,323,000
May 27, 2012 - June 30, 2012	5,625,603	12.86	5,600,342	1,106,318,000
July 1, 2012 - July 28, 2012	4,711,928	12.71	3,166,942	1,066,067,000
Total for the second quarter of 2012	13,644,337	$13.16	12,073,984	$1,066,067,000
____________________________________________

(1)
Includes a total of 1,570,353 shares of our common stock withheld during the second quarter of our 2012 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

Not applicable

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

STAPLES, INC.

Date:	August 15, 2012	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amendment to Restated Certificate of Incorporation, dated June 4, 2012. Filed as Exhibit 3.1 to the Company's Form 8-K filed on June 8, 2012.
3.2	Amended and Restated By-Laws of the Company, dated June 4, 2012. Filed as Exhibit 3.2 to the Company's Form 8-K filed on June 8, 2012.
10.1	Amended and Restated Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 8, 2012.
10.2	Amended and Restated Executive Officer Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 8, 2012.
10.3	2012 Employee Stock Purchase Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 8, 2012.
10.4+	Memorandum of Understanding, dated as of July 24, 2012, by and between the Company and John J. Mahoney.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.