Form 10-Q
period 2012-10-27
STAPLES INC
filed 2012-11-14
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 27, 2012

or

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

The registrant had 673,881,646 shares of common stock outstanding as of November 12, 2012.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
October 27, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,020,043	$1,264,149
Receivables, net	1,892,390	2,033,680
Merchandise inventories, net	2,417,366	2,431,845
Deferred income tax assets	281,481	305,611
Prepaid expenses and other current assets	286,119	255,535
Current assets of discontinued operations	185,949	—
Total current assets	6,083,348	6,290,820

Property and equipment:
Land and buildings	1,009,754	1,034,983
Leasehold improvements	1,332,450	1,330,373
Equipment	2,526,041	2,462,351
Furniture and fixtures	1,100,325	1,084,358
Total property and equipment	5,968,570	5,912,065
Less: Accumulated depreciation	4,052,158	3,831,704
Net property and equipment	1,916,412	2,080,361

Intangible assets, net of accumulated amortization	395,504	449,781
Goodwill	3,169,260	3,982,130
Other assets	587,461	627,530
Total assets	$12,151,985	$13,430,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,170,422	$2,220,414
Accrued expenses and other current liabilities	1,326,441	1,414,721
Debt maturing within one year	119,046	439,143
Current liabilities of discontinued operations	143,911	—
Total current liabilities	3,759,820	4,074,278

Long-term debt	1,541,786	1,599,037
Other long-term obligations	671,650	735,094

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 929,838,181 and 674,178,263 shares at October 27, 2012 and 922,126,579 shares and 695,743,547 shares at January 28, 2012, respectfully	558	553
Additional paid-in capital	4,661,932	4,551,299
Accumulated other comprehensive loss	(380,313)	(319,743)
Retained earnings	6,688,614	7,199,060
Less: Treasury stock at cost, 255,659,918 shares at October 27, 2012 and 226,383,032 shares at January 28, 2012	(4,799,238)	(4,416,018)
Total Staples, Inc. stockholders’ equity	6,171,553	7,015,151
Noncontrolling interests	7,176	7,062
Total stockholders’ equity	6,178,729	7,022,213
Total liabilities and stockholders’ equity	$12,151,985	$13,430,622

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales	$6,353,140	$6,481,023	$17,812,530	$18,290,446
Cost of goods sold and occupancy costs	4,601,286	4,660,041	13,040,678	13,319,460
Gross profit	1,751,854	1,820,982	4,771,852	4,970,986
Operating expenses:
Selling, general and administrative	1,237,196	1,275,785	3,673,598	3,756,593
Impairment of goodwill and long-lived assets	810,996	—	810,996	—
Restructuring charges	30,396	—	30,396	—
Amortization of intangibles	30,413	15,957	60,466	49,443
Total operating expenses	2,109,001	1,291,742	4,575,456	3,806,036

Operating (loss) income	(357,147)	529,240	196,396	1,164,950

Other (expense) income:
Interest income	1,249	1,774	4,251	5,662
Interest expense	(40,343)	(40,906)	(124,195)	(131,422)
Other expense	(1,788)	(3,676)	(3,469)	(4,228)
(Loss) income from continuing operations before income taxes	(398,029)	486,432	72,983	1,034,962
Income tax expense	170,703	162,712	323,780	331,155
(Loss) income from continuing operations, including the portion attributable to the noncontrolling interests	(568,732)	323,720	(250,797)	703,807
Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(27,559)	2,610	(38,084)	(3,495)
Consolidated net (loss) income	(596,291)	326,330	(288,881)	700,312
Loss attributed to the noncontrolling interests	(39)	(50)	(119)	(751)
(Loss) income attributed to Staples, Inc.	$(596,252)	$326,380	$(288,762)	$701,063
Amounts attributable to Staples, Inc.
(Loss) income from continuing operations	$(568,693)	$323,770	$(250,678)	$704,558
(Loss) income from discontinued operations	(27,559)	2,610	(38,084)	(3,495)
(Loss) income attributed to Staples, Inc.	$(596,252)	$326,380	$(288,762)	$701,063

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.85)	$0.47	$(0.37)	$1.01
Discontinued operations attributed to Staples, Inc.	(0.04)	—	(0.06)	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.89)	$0.47	$(0.43)	$1.00
Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.85)	$0.46	$(0.37)	$1.00
Discontinued operations attributed to Staples, Inc.	(0.04)	0.01	(0.06)	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.89)	$0.47	$(0.43)	$0.99

Dividends declared per common share	$0.11	$0.10	$0.33	$0.30

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Comprehensive (loss) income from continuing operations	$(437,206)	$241,953	$(310,544)	$804,720
Comprehensive (loss) income from discontinued operations	(24,438)	1,553	(38,674)	(37)
Comprehensive (loss) income from consolidated operations	$(461,644)	$243,506	$(349,218)	$804,683
Comprehensive income (loss) attributed to noncontrolling interests	128	96	114	(399)
Comprehensive (loss) income attributed to Staples, Inc.	$(461,772)	$243,410	$(349,332)	$805,082

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Operating Activities:
Consolidated net (loss) income, including loss from the noncontrolling interests	$(288,881)	$700,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301,840	311,190
Amortization of intangible assets	60,466	49,443
Impairment of goodwill and long-lived assets	810,996	—
Stock-based compensation	90,406	117,072
Excess tax benefits from stock-based compensation arrangements	(179)	(1,023)
Deferred income tax expense	68,915	127,328
Other	(932)	19,828
Changes in assets and liabilities:
Decrease (increase) in receivables	10,622	(118,920)
Increase in merchandise inventories	(40,094)	(146,023)
(Increase) decrease in prepaid expenses and other assets	(65,109)	58,692
Increase in accounts payable	31,188	103,474
Decrease in accrued expenses and other liabilities	(40,855)	(133,249)
(Decrease) increase in other long-term obligations	(42,997)	7,508
Net cash provided by operating activities	895,386	1,095,632

Investing Activities:
Acquisition of property and equipment	(204,163)	(243,740)
Proceeds from the sale of property and equipment	9,500	—
Acquisition of businesses, net of cash acquired	(1,941)	—
Net cash used in investing activities	(196,604)	(243,740)

Financing Activities:
Proceeds from the exercise of stock options	26,039	32,989
Proceeds from borrowings	70,031	214,669
Payments on borrowings	(423,303)	(789,931)
Purchase of noncontrolling interest	(5,651)	(3,591)
Cash dividends paid	(221,682)	(209,604)
Excess tax benefits from stock-based compensation arrangements	179	1,023
Purchase of treasury stock, net	(383,220)	(512,496)
Net cash used in financing activities	(937,607)	(1,266,941)
Effect of exchange rate changes on cash and cash equivalents	(4,640)	14,156
Net decrease in cash and cash equivalents	(243,465)	(400,893)
Cash and cash equivalents at beginning of period	1,264,149	1,461,257
Cash and cash equivalents at end of period	1,020,684	1,060,364
Less: Cash and cash equivalents attributed to discontinued operations	(641)	—
Cash and cash equivalents at the end of the period attributed to continuing operations	$1,020,043	$1,060,364
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the thirteen and thirty-nine weeks ended October 27, 2012 (also referred to as the “third quarter of 2012" and "year-to-date 2012") and the period covering the thirteen and thirty-nine weeks ended October 29, 2011 (also referred to as the “third quarter of 2011” and "year-to-date 2011").

The operations of the Company's European Printing Systems Division business (“PSD”), which was acquired in 2008 in conjunction with the Corporate Express N.V. ("Corporate Express") acquisition, are being presented as a discontinued operation in the condensed consolidated statement of comprehensive income for all periods presented. The assets and liabilities comprising the PSD disposal group meet the criteria to be classified as held-for-sale and are being aggregated and presented as current assets and liabilities from discontinued operations in the condensed consolidated balance sheet for the current period. See Note E - Discontinued Operations for additional information regarding these discontinued operations. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income items in the notes to the condensed consolidated financial statements refers to results from continuing operations.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 ("Annual Report").  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.

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

In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test that is otherwise required to be performed annually. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011, and only applies to the required

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

annual test for impairment, not to interim testing or reviews for potential impairment indicators. The Company adopted this pronouncement on January 29, 2012.   As the Company has not yet performed its annual goodwill impairment analysis, which is performed in the fourth quarter, the potential impact of the adoption of this guidance is currently being evaluated. However, it is not expected to have a significant impact on the Company's condensed consolidated financial statements.

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

Note C — Restructuring Charges
In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 420, “Exit or Disposal Cost Obligations,” the Company's policy is to recognize costs associated with restructuring activities when a liability has been incurred. Restructuring charges are associated with management-approved restructuring plans and include costs related to severance payments and continuation of benefits in connection with employee terminations, ongoing lease obligations for vacant facilities and other associated expenses. Employee termination costs associated with ongoing benefit arrangements are accrued when the obligations are considered probable and can be reasonably estimated, while such costs associated with one-time benefit arrangements generally are accrued when the key terms of the arrangement have been communicated to the affected employees. Costs related to ongoing lease obligations for vacant facilities are recognized once the Company has ceased using the facility, and the related liability is recorded net of estimated future sublease income. Estimates relating to potential sublet rates and expected vacancy periods involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.
In the third quarter of 2012, the Company announced a strategic plan (the “Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the Plan include more fully integrating our retail and online offerings, restructuring our International Operations segment and improving the productivity of our stores in North America. Pursuant to the Plan, the Company plans to:

▪	close 46 retail stores in Europe and accelerate the closure of 15 retail stores in the United States;

▪	close and consolidate certain sub-scale delivery businesses in Europe;

▪	pursue the sale of PSD;

▪	reorganize certain general and administrative functions in Europe; and

▪	rebrand its business in Australia from the Corporate Express tradename to the Staples tradename.

As a result of the actions to be taken under the Plan, including those taken in the third quarter of 2012, the Company estimates that it will incur total pre-tax restructuring charges related to continuing operations of $100.0 million to $120.0 million for ongoing lease obligations related to facility closures, $70.0 million to $90.0 million for employee severance and benefit costs, and $10.0 million to $20.0 million for other closure related expenses. Of these amounts, approximately $145.0 million to $195.0 million relates to the Company's International Operations segment and approximately $35.0 million relates to the North American Retail segment. The Company expects to substantially complete the actions required under the Plan by the end of fiscal 2013.
During the third quarter of 2012, the Company recorded pre-tax restructuring charges of $30.4 million related to continuing operations, including $19.2 million for severance and benefit costs and $11.2 million for other associated costs. The Company did not record any charges in the third quarter of 2012 related to lease obligations. The charges incurred in the third quarter of 2012 relate to the Company's International Operations segment.
During the third quarter of 2012, the Company recorded a pre-tax charge of $18.4 million for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD, which is included in (Loss) income from discontinued operations, net of income taxes (see Note E - Discontinued Operations). The Company does not expect to incur additional restructuring charges in the future for PSD in connection with the Plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows the restructuring charges recorded during 2012 and the related liability balances as of October 27, 2012 for each major type of cost associated with the Plan (in thousands):

	Continuing Operations			Discontinued Operations
	Employee Related	Other	Total	Employee Related
Accrued restructuring balance as of January 28, 2012	$—	$—	$—	$—
Charges	19,198	11,198	30,396	18,433
Adjustments	—	—	—	—
Cash Payments	—	—	—	—
Foreign currency translations	—	—	—	—
Accrued restructuring balance as of October 27, 2012	$19,198	$11,198	$30,396	$18,433
The Company expects that payments related to employee related liabilities will be substantially completed by the end of fiscal 2013.
For continuing operations, the restructuring liabilities recorded in the third quarter of 2012 are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of October 27, 2012. For discontinued operations, all liabilities are classified within Current liabilities of discontinued operations.
All restructuring charges related to continuing operations are presented within Restructuring charges in the Company's condensed consolidated statements of comprehensive income. The table below shows how the $30.4 million of restructuring charges related to continuing operations would have been allocated if the Company had recorded the expenses within the functional department of the restructured activities (in thousands):

13 and 39 Weeks Ended
October 27, 2012
Cost of goods sold and occupancy costs	$15,498
Selling, general and administrative	14,898
Total	$30,396

As a result of the Company's plans to close 46 retail stores in Europe and 15 retail stores in the United States and to consolidate certain sub-scale delivery businesses in Europe, the Company incurred long-lived asset impairment charges of $34.7 million in the third quarter of 2012 (see Note D - Impairment of Goodwill and Long-Lived Assets).
Also during the third quarter of 2012, the Company announced a plan to rebrand the Company's Australian business, a component of the Company's International Operations segment, pursuant to which the Company will accelerate the transition from the legacy Corporate Express tradename to the exclusive use of the Staples brand name. As a result of this plan, the Company recorded accelerated amortization totaling $15.6 million in the third quarter of 2012. This amount was recorded in Amortization of intangibles in the condensed consolidated statement of comprehensive income. Amortization expense related to the tradename's $5.0 million remaining carrying value will be recognized over its revised remaining useful life, which ends in the fourth quarter of 2012. Prior to the decision to rebrand this business, the carrying value of the tradename was scheduled to be amortized through the end of the Company's fiscal year 2014.

Note D — Impairment of Goodwill and Long-Lived Assets
As described in the Critical Accounting Policies and Significant Estimates section in our Annual Report, the Company reviews goodwill for impairment annually during its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

In the third quarter of 2012, the Company continued to monitor its European businesses, which the Company previously disclosed were at risk for impairment. With the continued political and economic instability in Europe, recent history of declining

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

sales and profits for its businesses in that region, a sustained decline of its stock price and revised short-term and long-term outlooks for its European businesses, the Company determined that sufficient indicators of impairment existed to require an interim goodwill impairment analysis for its Europe Retail and Europe Catalog reporting units, both of which are included in the Company's International Operations segment.

In September 2012, management presented, and the Board of Directors approved, a strategic plan to accelerate growth across the Company and to reposition its operations and stem losses in Europe. In connection with the development of this plan, the Company analyzed each of its European businesses in light of ongoing industry trends, economic conditions, and long-term sales and profit projections. The Company's management and board of directors concluded a strategic shift in the business was crucial to Staples' long-term business prospects in Europe. As a result, the Company made strategic decisions and announced a plan to restructure the Company's operations in Europe (see Note C - Restructuring Charges), divest its printing systems division and more fully integrate its retail and online offerings.

The outcome of this strategic review in the third quarter resulted in significant changes in the long-range financial projections for Europe Retail and Europe Catalog compared with previous projections. The Company now projects long-term sales declines in its legacy Europe Retail business, stemming from a decision, in light of industry trends, to allocate more resources and capital to the expansion of online capabilities. The Company also projects declines in its legacy Europe Catalog business, which is projected to be replaced with the growing, but slightly less profitable, online business. Based on the results of the impairment testing, the Company recorded impairment charges of $303.3 million and $468.1 million related to Europe Retail and Europe Catalog in the third quarter of 2012, respectively, as noted below.

To derive the fair value of these reporting units, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. The key assumptions impacting the valuation include projected long-term rates of revenue growth and profitability and the discount rate, which is based on a weighted average cost of capital reflecting market-participant assumptions. The Company's financial projections for these reporting units are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans. See the Company's Annual Report for a more comprehensive discussion of the key assumptions incorporated in the Company's DCF valuations. Based on the results of the first step in the impairment test, the Company determined that the carrying values of Europe Retail and Europe Catalog exceeded their respective fair values, and accordingly, the Company proceeded to step two of the impairment test.

In the second step, the Company allocated the reporting unit's fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two were primarily based on third-party appraisals and the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The property appraisals incorporate a significant amount of judgment on the part of the third-party valuation specialists regarding appropriate comparable properties and assessments of current market conditions, and the income approach valuations incorporate significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition, and profitability, appropriate market-based royalty rates and the discount rates. Based on the results of this second step, the Company recorded impairment charges of $303.3 million related to Europe Retail and $468.1 million related to Europe Catalog during the third quarter of 2012.

As of the end of the third quarter of 2012, taking into account the charges recorded during the quarter, there is $314.9 million of remaining goodwill associated with Europe Catalog, and none associated with Europe Retail. If macroeconomic or industry conditions in Europe continue to deteriorate or if management is unable to successfully execute the Plan, then the Company could incur additional goodwill impairment charges in the future related to Europe Catalog. Additionally, if the Company's stock price experiences a further sustained and significant decline, the Company could incur additional impairment charges related to Europe Catalog or the other reporting units. The Company continues to monitor its Europe Contract reporting unit because of the economic weakness in Europe, and its businesses in China and South America given their early stage of development and the volatile nature of the emerging markets in which they operate. As of October 27, 2012, these reporting units have associated goodwill balances of $420.1 million, $194.9 million and $21.2 million, respectively. Despite the increased risk associated with these other reporting units, the Company does not believe there will be a significant change in the key estimates or assumptions driving the fair value of these reporting units such that it would lead to a material impairment charge.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill during the fiscal year-to-date period ending October 27, 2012 are as follows (in thousands):

	Goodwill at January 28, 2012	Impairment Charges	Foreign Exchange Fluctuations	Goodwill at October 27, 2012
North American Delivery	$1,585,509	$—	$—	$1,585,509
North American Retail	289,079	—	(2,791)	286,288
International Operations	2,107,542	(771,493)	(38,586)	1,297,463
Consolidated	$3,982,130	$(771,493)	$(41,377)	$3,169,260

Prior to performing the interim goodwill impairment tests for Europe Retail and Europe Catalog, the Company tested long-lived assets to be held and used by these reporting units for impairment on an undiscounted cash flow basis. Based on the results of this testing, the Company recorded a $4.8 million impairment charge related to the ongoing operations of Europe Retail and determined that the long-lived assets associated with the ongoing operations of Europe Catalog were not impaired. The impairment charge primarily related to leasehold improvements at retail stores and was based on estimates of the fair values of the related assets which were derived using a DCF valuation analysis, incorporating similar assumptions and estimates as discussed above.
During the third quarter of 2012, the Company initiated plans to close approximately 46 retail stores in Europe and 15 retail stores in the United States, as well as consolidate several sub-scale delivery businesses in Europe (see Note C - Restructuring Charges). As a result of these planned actions, the Company recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Retail segments, respectively, primarily relating to leasehold improvements and company-owned facilities.
See Note H - Fair Value Measurements for disclosures related to fair value measurements incorporated in the calculations of the goodwill and long-lived asset impairment charges.
Note E — Discontinued Operations

In September 2012, the Company announced its commitment to pursue the sale of PSD, a component of the Company's International Operations segment, which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. The Company is actively marketing the business and currently expects to complete the sale within one year. The Company does not plan to have continued involvement in the operations of PSD after the completion of the sale, and subsequent to the sale all cash flows related to PSD are expected to be eliminated from the Company's condensed consolidated financial statements. Accordingly, the Company has presented PSD's results of operations as discontinued operations in its condensed consolidated statement of comprehensive income for all periods presented.

The Company has classified certain assets and liabilities of PSD as a disposal group and accounted for the group as held-for-sale in the Company's condensed consolidated balance sheet as of October 27, 2012. Given that the Company expects to complete the sale within one year, the Company has presented the disposal group within current assets and current liabilities on the condensed consolidated balance sheet.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table shows the carrying amounts of the major classes of the assets and liabilities included in the disposal group as of October 27, 2012 (in thousands):

October 27, 2012

ASSETS
Cash and cash equivalents	$641
Receivables, net	119,876
Merchandise inventories, net	52,039
Deferred income tax assets	3,749
Prepaid expenses and other current assets	3,919
Non-current assets	5,725
Total assets of discontinued operations	$185,949

LIABILITIES
Accounts payable	$75,501
Accrued expenses and other current liabilities	50,235
Debt maturing within one year	2,492
Other long-term obligations	15,683
Total liabilities of discontinued operations	$143,911
As discussed in Note C - Restructuring Charges, in connection with the planned sale of PSD, the Company incurred restructuring charges of approximately $18.4 million in the third quarter of 2012 related to costs associated with employee severance and benefit costs, which is included in (Loss) income from discontinued operations, net of income taxes in the condensed consolidated statement of comprehensive income.

The condensed consolidated statements of comprehensive income for the third quarter and year-to-date 2012 and 2011 include certain indirect corporate overhead costs in Selling, general and administrative which had previously been allocated to PSD. These indirect corporate overhead costs do not qualify for classification within discontinued operations, and therefore they continue to be included in Selling, general and administrative in continuing operations on the condensed consolidated statement of comprehensive income.

The following table details PSD's results of operations during the third quarter and year-to-date periods in 2012 and 2011, which have been reported in discontinued operations (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales	$67,231	$88,904	$211,162	$272,031

Restructuring charges	18,433	—	18,433	—

(Loss) income from discontinued operations, before income taxes	(23,404)	3,923	(38,994)	(5,398)
Income tax expense (benefit)	4,155	1,313	(910)	(1,903)
(Loss) income from discontinued operations, net of income taxes	$(27,559)	$2,610	$(38,084)	$(3,495)
Note F — Income Taxes

In the third quarter of and year-to-date 2012, the Company's effective tax rates related to continuing operations were (42.9)% and 443.6%, respectively, which compares with effective rates of 33.5% for the third quarter of 2011, 32.0% for year-to-date 2011, and 32.5% for the first half of 2012. The negative tax rate for the third quarter of 2012 and the high effective tax rate for year-to-date 2012 reflect the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment and

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

$30.4 million related to restructuring activities, the majority of which are either not tax deductible or, if deductible, the resulting deferred tax assets require valuation allowances. Our tax rates in the third quarter of 2012 and year-to-date 2012 also reflect additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in the third quarter of 2012 and year-to-date 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and accelerated tradename amortization in Australia (see Note C - Restructuring Charges) was $21.5 million.

Note G — Acquisition Reserves

In connection with the Company’s acquisition of Corporate Express, acquisition reserves of $181.0 million were originally established.  The activity related to this reserve for fiscal 2011 and 2012 is as follows (in thousands):

	Balance as of January 29, 2011	Utilization	Foreign Exchange Fluctuations	Balance as of October 29, 2011
Transaction costs	$543	$(119)	$—	$424
Severance	11,793	(3,293)	272	8,772
Facility closures	20,287	(3,252)	27	17,062
Other	9,344	(347)	316	9,313
Total	$41,967	$(7,011)	$615	$35,571

	Balance as of January 28, 2012	Utilization	Adjustments	Foreign Exchange Fluctuations	Balance as of October 27, 2012
Severance	$1,691	$(227)	$—	$(20)	$1,444
Facility closures	15,761	(10,752)	(5,000)	(2)	7
Other	6,340	(46)	—	(44)	6,250
Total	$23,792	$(11,025)	$(5,000)	$(66)	$7,701

The acquisition reserve balances shown above are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets.

Note H — Fair Value Measurements

Recurring Fair Value Measurements

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

The Company has $1.5 billion, 9.75% notes due January 2014 (the “January 2014 Notes”), of which $750 million was hedged from March 2010 to September 2011.  The Company received cash consideration of $30.3 million when the hedge was terminated in September 2011. The termination of this hedge resulted in a gain which is being amortized over the remaining term of the January 2014 Notes, the unamortized portion of which are reflected in the carrying values of the Notes.

The fair value of the January 2014 Notes was determined based on quoted market prices and is classified as a Level 1 measurement.  The following table reflects the difference between the financial statement carrying value and fair value of the January 2014 Notes as of October 27, 2012 and January 28, 2012 (in thousands):

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	October 27, 2012		January 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2014 Notes	1,515,428	1,652,853	1,525,003	1,721,490

The following table shows the Company’s assets and liabilities as of October 27, 2012 and January 28, 2012 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	October 27, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$473,390	$—	$—
Derivative assets	—	529	—
Liabilities
Derivative liabilities	—	(26,020)	—

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$468,913	$—	$—
Liabilities
Derivative liabilities	—	(36,418)	—

     The fair values of the Company’s money market funds are based on quotes received from third-party banks.  The fair values of the Company’s derivative liabilities are based on quotes received from third-party banks and represent the estimated amount the Company would pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

Non-Recurring Fair Value Measurements

During the third quarter of 2012, the Company recognized goodwill impairment charges of $771.5 million and long-lived asset impairment charges of $39.5 million. These charges were based on fair value measurements derived using the income approach, specifically the discounted cash flow, relief from royalty, and multi-period excess earnings methods. The valuation methodologies incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. The charges were also based, in part, on property appraisals prepared by third-party valuation specialists. The appraisals incorporate a significant amount of judgment on the part of the valuation specialists regarding appropriate comparable properties and an assessment of current market conditions. The Company has also classified these measurements as Level 3 within the fair value hierarchy. Refer to Note D - Impairment of Goodwill and Long-Lived Assets for further detailed information related to the significant unobservable inputs.

Note I — Debt and Credit Agreements

The Company repaid the $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”) on their maturity date of October 1, 2012. Upon repayment, the Company took the actions required under the applicable guarantee fall-away provisions to cause its subsidiaries Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”) to be legally released from their guarantees of debt related to the January 2014 Notes, the November 2014 Revolving Credit Facility (as defined below) and the Commercial Paper Program (as defined below). The Guarantor Subsidiaries are no longer legally guaranteeing the repayment of the debt; therefore, the Guarantor Subsidiaries note included in the Company's previous financial statement filings is no longer required.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company has a credit agreement with Bank of America, N.A. , as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility"). The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. As of October 27, 2012, no Notes were outstanding. The maximum amount outstanding under the Commercial Paper Program during the third quarter of 2012 was $75.0 million.

The Company also has various other lines of credit under which we may borrow a maximum of $302.9 million. At October 27, 2012, the Company had $137.0 million of borrowings outstanding under these credit agreements.

The major components of the Company’s outstanding debt as of October 27, 2012 and January 28, 2012 are as follows (in thousands):

	October 27, 2012	January 28, 2012
October 2012 Notes	$—	$332,617
January 2014 Notes	1,515,428	1,525,003
Lines of credit	137,001	170,745
Capital lease obligations and other notes payable	8,403	9,815
	1,660,832	2,038,180
Less: current portion	(119,046)	(439,143)
Net long-term debt	$1,541,786	$1,599,037

Note J — Derivative Instruments and Hedging Activities

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

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings.  If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a non-derivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative and non-derivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.  There are no amounts excluded from the assessment of hedge effectiveness.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the condensed consolidated balance sheet as of October 27, 2012 and January 28, 2012 (in thousands):

		Fair Value
	Condensed Consolidated Balance Sheet Location	October 27, 2012	January 28, 2012
Asset derivatives:
Foreign currency forward	Other assets	$529	$—
Liability derivatives:
Interest rate swaps	Other long-term liabilities	$(444)	$—
Foreign currency forward	Other long-term liabilities	(25,068)	(21,974)
Foreign currency swaps	Other long-term liabilities	—	(14,353)
Total		$(25,512)	$(36,327)

The tables below present gains and losses recognized in Other Comprehensive Income ("OCI") during the third quarter and year-to-date 2012 and 2011 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

		Gain (loss) recognized in OCI		Gain (loss) reclassified into earnings		Location of gain (loss) recognized in earnings
		October 27, 2012		October 27, 2012
Derivative Type	Hedge Designation	13 Weeks Ended	39 Weeks Ended	13 Weeks Ended	39 Weeks Ended
Interest rate swaps	Cash flow	$1,649	$(444)	$—	$—	—
Foreign currency swaps	Net investment	(2,983)	(505)	—	—	—
Foreign currency forward	Net investment	(5,410)	1,723	—	—	—

		Gain (loss) recognized in OCI		Gain (loss) reclassified into earnings		Location of gain (loss) recognized in earnings
		October 29, 2011		October 29, 2011
Derivative Type	Hedge Designation	13 Weeks Ended	39 Weeks Ended	13 Weeks Ended	39 Weeks Ended

Interest rate swaps	Cash flow	$—	$427	$—	$(304)	Interest expense
Foreign currency swaps	Cash flow	3,631	—	900	900	Other expense
Foreign currency swaps	Net investment	12,533	(5,318)	—	—	—

Interest Rate Swaps:

During the second quarter of 2012, Staples entered into a series of interest rate swap agreements for an aggregate notional amount of $275.0 million. These swaps were designated as cash flow hedges of interest rate risk, and are used to hedge the Company's exposure to the variability in future cash flows associated with forecasted issuances of debt over a maximum period of twelve months. The effective portion of changes in the fair value of these derivatives is recorded in accumulated other comprehensive income (loss) ("AOCI") and will subsequently be reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI will be reclassified to interest expense as interest payments are made on the Company's forecasted issuances of fixed-rate debt. During the next twelve months, the Company does not expect a material amount to be reclassified to the consolidated statement of comprehensive income as an increase to interest expense. At October 27, 2012, these interest rate swaps had an aggregate fair value loss of $0.4 million which was included in other long-term obligations. No amounts were included in the condensed consolidated statement of comprehensive income in the third quarter of 2012 related to ineffectiveness associated with these cash flow hedges. The Company has agreements with its interest rate swap counterparties that contain provisions whereby the Company could be declared in default on its derivative obligations if repayment of the

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. At October 27, 2012, the termination value of derivatives in a net liability position related to these agreements, which includes accrued interest but excludes any adjustment for nonperformance risk, was $1.1 million. As of October 27, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at its termination value.

In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million which was recorded as an adjustment to the carrying value of the debt and is being amortized to interest expense over the remaining term of the January 2014 Notes. No amounts had been included in the condensed consolidated statement of comprehensive income in the year-to-date 2011 related to ineffectiveness associated with this fair value hedge.

 In January 2003, Staples entered into interest rate swaps for an aggregate notional amount of $325 million. These swaps were designated as a fair value hedge and designed to convert the October 2012 Notes into a variable rate obligation. In September 2011, the Company terminated the $325 million interest rate swaps, realizing a gain of $12.4 million which was recorded as an adjustment to the carrying value of the debt and was amortized to interest expense over the remaining term of the October 2012 Notes, which were repaid in full in October 2012. No amounts were included in the condensed consolidated statement of comprehensive income in the year-to-date 2011 related to ineffectiveness associated with this fair value hedge.

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

Foreign Currency Swaps and Foreign Currency Forwards:

In October 2012, the Company entered into a foreign currency forward that has been designated as a foreign currency hedge on Staples’ net investment in Euro-denominated subsidiaries. Under the terms of the agreement, Staples, upon maturity of the agreement in November 2012, is entitled to receive 116 million Euros and is obligated to pay 150 million Canadian dollars. At October 27, 2012, this derivative had a fair value gain of $0.5 million which was included in other long-term assets. No amounts were included in the condensed consolidated statement of comprehensive income for the third quarter of 2012 related to ineffectiveness associated with this net investment hedge.

In September 2012, the Company entered into a foreign currency forward that has been designated as a foreign currency hedge on Staples’ net investment in Euro-denominated subsidiaries. Upon maturity of the agreement in October 2012, Staples received 121 million Euros and paid 150 million Canadian dollars, recognizing a loss of $6.7 million which was recorded as a foreign currency translation loss within other comprehensive income.

In May 2012, the Company entered into a foreign currency forward that has been designated as a foreign currency hedge on Staples’ net investment in Euro-denominated subsidiaries. Upon maturity of the agreement in September 2012, Staples received 115 million Euros and paid 150 million Canadian dollars, recognizing a gain of $7.9 million which was recorded as a foreign currency translation gain within other comprehensive income.

In December 2011, the Company entered into foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will collect $720 million and will be obligated to pay 750 million Canadian dollars. The forward agreements are being accounted for as a fair value hedge. In the third quarter of 2012, the Company settled 150 million Canadian dollars of the notional amount relating to this forward, realizing a loss of approximately $8.7 million which has been recorded within Other expense. At October 27, 2012 and January 28, 2012, the foreign currency forward had an aggregate fair value loss of $25.1 million and $22.0 million, respectively, which was included in other long-term obligations. The effective portion of this hedge is included as a component of Other expense. No amounts were included in the condensed consolidated statement of comprehensive income for year-to-date 2012 related to ineffectiveness associated with this fair value hedge. During the third quarter and year-to-date 2012, losses of $6.3 million and $3.1 million, respectively, were recognized in Other expense related to the outstanding portion of this fair value hedge.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In May 2011, the Company entered into a foreign currency swap designed to convert a $75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a cash flow hedge. No amounts were included in the condensed consolidated statement of comprehensive income for year-to-date 2011 related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid 76.4 million Australian dollars and recognized a gain of $0.9 million.

In August 2007, the Company entered into a $300 million foreign currency swap that has been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In the first quarter of 2012, the Company terminated $50 million of this swap, realizing a loss of approximately $3.0 million which was recorded as a foreign currency translation loss within other comprehensive income. In the second quarter of 2012, the Company terminated an additional $150 million of this swap, realizing a loss of approximately $6.2 million which was also recorded as a foreign currency translation loss within other comprehensive income. In the third quarter of 2012, the Company terminated the remaining $100 million of the swap agreement, recognizing a loss of approximately $5.6 million and which was also recorded as a foreign currency translation loss within other comprehensive income. At January 28, 2012, the currency swap had an aggregate fair value loss of $14.4 million, which was included in Other long-term obligations, and at October 27, 2012 the swap agreement had been fully settled.  No amounts were included in the condensed consolidated statement of comprehensive income for year-to-date 2012 or 2011 related to ineffectiveness associated with this net investment hedge.

Note K — Equity-Based Employee Compensation and Benefit Plans

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

The following table summarizes the activity year-to-date in 2012 related to nonqualified stock options and Restricted Shares:

	Nonqualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 28, 2012	45,995,348	$19.89	16,799,262	$18.13
Granted	2,990,051	12.79	5,002,035	12.99
Exercised/Released	(1,961,860)	11.29	(5,324,926)	19.98
Canceled	(4,008,438)	19.45	(1,851,713)	18.98
Outstanding at October 27, 2012	43,015,101	$19.83	14,624,658	$15.59

Exercisable at October 27, 2012	33,307,004	$20.89
Vested or expected to vest at October 27, 2012	42,084,403	$19.90

(1)
Restricted Shares do not include 0.4 million special performance and retention shares ("Performance Shares") which Staples granted to certain employees in 2010 with a fair market value of $19.27 per share. Performance Shares are awards under which restricted stock is issued only if the Company meets minimum performance targets. The fair value of Performance Shares is based upon the market price of the underlying common stock as of the date of grant.

In connection with its equity-based employee compensation and benefit plans, Staples included $27.3 million and $90.4 million in compensation expense for the third quarter and year-to-date 2012, respectively, and $35.6 million and $117.1 million in compensation expense for the third quarter and year-to-date 2011, respectively. As of October 27, 2012, Staples had $152.9 million of unamortized stock compensation expense associated with nonqualified stock options, Restricted Shares and Performance Shares which will be expensed over the period through September, 2016.

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan and, prior to January 1, 2012, through the Amended and Restated 1998 Employee Stock Purchase Plan (collectively the “Employee Stock Purchase Plans”). Under the Employee Stock Purchase Plans, U.S. and International associates may purchase shares of

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During year-to-date 2012 and 2011, the Company issued 2.1 million shares and 1.7 million shares, respectively, pursuant to these plans.

Note L — Pension and Other Post-Retirement Benefit Plans

In connection with the acquisition of Corporate Express, Staples assumed the obligations under the defined benefit pension plans which Corporate Express sponsored.  The pension plans cover certain employees in Europe and the U.S.  The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.

In August 2010, the Company began sponsoring an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

The total net cost recognized for the third quarter and year-to-date 2012 and 2011 associated with the pension and other post-retirement benefit plans is based upon preliminary estimates pending the final actuarial determination of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2012 and 2011 related to the plans (in thousands):

	13 Weeks Ended October 27, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,557	$2,557	$460
Interest cost	443	9,339	9,782	385
Expected return on plan assets	(438)	(12,520)	(12,958)	—
Amortization of unrecognized losses and prior service costs	83	1,301	1,384	429
Total cost	$88	$677	$765	$1,274

	13 Weeks Ended October 29, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,404	$2,404	$473
Interest cost	466	10,178	10,644	396
Expected return on plan assets	(422)	(13,922)	(14,344)	—
Amortization of unrecognized losses and prior service costs	—	352	352	459
Total cost (benefit)	$44	$(988)	$(944)	$1,328

	39 Weeks Ended October 27, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,736	$7,736	$1,380
Interest cost	1,329	28,254	29,583	1,155
Expected return on plan assets	(1,313)	(37,887)	(39,200)	—
Amortization of unrecognized losses and prior service costs	248	3,934	4,182	1,287
Total cost	$264	$2,037	$2,301	$3,822

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	39 Weeks Ended October 29, 2011
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,211	$7,211	$1,370
Interest cost	1,398	30,536	31,934	1,148
Expected return on plan assets	(1,266)	(41,768)	(43,034)	—
Amortization of unrecognized losses and prior service costs	—	1,056	1,056	1,331
Total cost (benefit)	$132	$(2,965)	$(2,833)	$3,849

The total net cost disclosed above for the third quarter and year-to-date 2012 and 2011 associated with the pension plans reflects the total for both continuing and discontinued operations. The following table presents the net periodic cost recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2012 and 2011 related to discontinued operations pension plans only (in thousands):

	Discontinued Operations Pension Plans
	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Service cost	$587	$642	$1,777	$1,927
Interest cost	467	489	1,414	1,466
Expected return on plan assets	(436)	(494)	(1,322)	(1,483)
Amortization of unrecognized losses and prior service costs	51	10	156	31
Total cost	$669	$647	$2,025	$1,941

Cash contributions made to the pension plans during the third quarter and year-to-date 2012 and 2011 are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
U.S. Pension Plans	$324	$194	$921	$582
International Pension Plans	3,099	1,321	12,323	5,291
Total	$3,423	$1,515	$13,244	$5,873

The Company expects to make additional cash contributions of $0.4 million and $1.7 million to the U.S. Pension Plans and International Pension Plans, respectively, during the remainder of fiscal year 2012.  No cash contributions are expected to be made during 2012 to the Company’s other post-retirement benefit plans.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note M — Stockholders’ Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for year-to-date 2012 and 2011 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Comprehensive Income:
Consolidated net loss	(288,762)	(119)	(288,881)
Other Comprehensive Income:
Foreign currency translation adjustments, net	(68,839)	233	(68,606)
Changes in fair value of derivatives, net (1)	8,269	—	8,269
Comprehensive (loss) income	(349,332)	114	(349,218)
Issuance of common stock for stock options exercised	26,039	—	26,039
Stock-based compensation	90,406	—	90,406
Purchase of noncontrolling interest	(5,651)	—	(5,651)
Cash dividends paid	(221,682)	—	(221,682)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Purchase of treasury stock, net	(383,220)	—	(383,220)
Other	(337)	—	(337)
Stockholders' equity at October 27, 2012	$6,171,553	$7,176	$6,178,729

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 29, 2011	$6,943,710	$7,471	$6,951,181
Comprehensive Income:
Consolidated net income	701,063	(751)	700,312
Other Comprehensive Income:
Foreign currency translation adjustments, net	106,676	352	107,028
Changes in fair value of derivatives, net (1)	(2,657)	—	(2,657)
Comprehensive Income	805,082	(399)	804,683
Issuance of common stock for stock options exercised	32,989	—	32,989
Stock-based compensation	117,072	—	117,072
Purchase of noncontrolling interest	(3,591)	—	(3,591)
Cash dividends paid	(209,604)	—	(209,604)
Excess tax benefits from stock-based compensation arrangements	1,023	—	1,023
Purchase of treasury stock, net	(512,496)	—	(512,496)
Other	(1,260)	—	(1,260)
Stockholders' equity at October 29, 2011	$7,172,925	$7,072	$7,179,997

(1)	Changes in the fair value of derivatives are net of a tax expense (benefit) of $6.2 million for year-to-date 2012 and $(2.2) million for year-to-date 2011, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note N — Computation of Earnings Per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2012 and 2011 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Numerator:
(Loss) income from continuing operations, attributed to Staples, Inc.	$(568,693)	$323,770	$(250,678)	$704,558
(Loss) income from discontinued operations, net of income taxes	(27,559)	2,610	(38,084)	(3,495)
(Loss) income attributed to Staples, Inc.	(596,252)	326,380	(288,762)	701,063

Denominator:
Weighted-average common shares outstanding	666,989	691,205	673,366	698,813
Effect of dilutive securities:
Employee stock options, restricted shares and performance shares	—	6,804	—	9,215
Weighted-average common shares outstanding assuming dilution	666,989	698,009	673,366	708,028

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.85)	$0.47	$(0.37)	$1.01
Discontinued operations attributed to Staples, Inc.	(0.04)	—	(0.06)	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.89)	$0.47	$(0.43)	$1.00

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.85)	$0.46	$(0.37)	$1.00
Discontinued operations attributed to Staples, Inc.	(0.04)	0.01	(0.06)	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.89)	$0.47	$(0.43)	$0.99

For the third quarter and year-to-date 2012, approximately 59.3 million and 59.1 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as the Company has recorded net losses for those periods. For the third quarter and year-to-date 2011, approximately 42.0 million and 32.9 million potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note O — Segment Reporting

Staples has three reportable segments: North American Delivery, North American Retail and International Operations. Staples’ North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to consumers and businesses and includes Staples Advantage, Staples.com and Quill.com.  The North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services. The International Operations segment consists of businesses in 23 countries in Europe, Australia, South America and Asia that operate stores and that sell and deliver office products and services directly to consumers and businesses.

As discussed in Note E - Discontinued Operations, the Company has classified PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the segments measures for International Operations have been recast to exclude PSD for all periods presented.

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles (“business unit income”).  Intersegment sales and transfers are recorded at Staples’ cost; therefore, there is no intercompany profit or loss recognized on these transactions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to consolidated income before income taxes for the third quarter and year-to-date 2012 and 2011 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	Sales
North American Delivery	$2,609,034	$2,582,729	$7,576,860	$7,527,592
North American Retail	2,646,554	2,656,612	6,959,524	7,029,840
International Operations	1,097,552	1,241,682	3,276,146	3,733,014
Total segment sales	$6,353,140	$6,481,023	$17,812,530	$18,290,446

	Business Unit Income (Loss)
North American Delivery	$227,736	$244,997	$614,462	$646,612
North American Retail	285,477	284,204	540,846	564,425
International Operations	(1,692)	35,641	(27,114)	70,985
Business unit income	511,521	564,842	1,128,194	1,282,022
Stock-based compensation	(27,276)	(35,602)	(90,406)	(117,072)
Impairment of goodwill and long-lived assets	(810,996)	—	(810,996)	—
Restructuring charges	(30,396)	—	(30,396)	—
Interest and other expense, net	(40,882)	(42,808)	(123,413)	(129,988)
(Loss) income from continuing operations before income taxes	$(398,029)	$486,432	$72,983	$1,034,962

The following table shows our assets by reportable segment (in thousands):

	October 27, 2012	January 28, 2012
Assets:
North American Delivery	$4,611,883	$4,725,434
North American Retail	3,139,352	3,313,281
International Operations	4,214,801	5,391,907
Total segment assets	$11,966,036	$13,430,622
Current assets of discontinued operations	185,949	—
Total consolidated assets	$12,151,985	$13,430,622

Note P — Commitments and Contingencies

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

Results of Operations

Major contributors to our third quarter of 2012 results, as compared to the results for the third quarter of 2011, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $6.35 billion in sales, a decrease of 2.0%;

•	North American Delivery’s sales increased 1.0%, and business unit income rate decreased to 8.7% from 9.5%;

•	North American Retail’s sales decreased 0.4%, comparable store sales decreased 1%, and business unit income rate increased to 10.8% from 10.7%;

•
International Operations’ sales decreased 11.6%, including an unfavorable impact from foreign exchange rates, and business unit (loss) income rate decreased to (0.2)% from 2.9%. Business unit loss in the third quarter of 2012 includes $15.6 million of accelerated tradename amortization;

•
(Loss) income from continuing operations attributable to Staples, Inc. for the third quarter of 2012 was $(568.7) million or $(0.85) per basic and diluted share compared to $323.8 million or $0.46 per share on a diluted basis for the third quarter of 2011;

•
On a non-GAAP basis, income from continuing operations attributed to Staples, Inc. was $309.8 million in the third quarter of 2012, which excludes pre-tax charges of $811.0 million related to the impairment of goodwill and long-lived assets, $30.4 million related to restructuring activities and $15.6 million for accelerated tradename amortization, as well as $21.5 million of related income tax expense; and

•
Non-GAAP earnings per diluted share from continuing operations attributed to Staples, Inc. in the third quarter of 2012 was $0.46, which compares with $0.46 per diluted share for the third quarter of 2011.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

Our financial guidance includes the impact of the 53rd week in fiscal year 2012 as well as the impact of foreign currency exchange rates. We expect full year 2012 sales to be flat compared to the prior year. We expect full year non-GAAP diluted earnings per share from continuing operations to increase in the low single-digits versus non-GAAP diluted earnings per share from continuing operations of $1.37 achieved in 2011. The company's full year non-GAAP diluted earnings per share estimate excludes the charges for goodwill and long-lived asset impairment, restructuring, accelerated tradename amortization and related incremental tax expense which were incurred during the third quarter of 2012, as well as approximately $160 million to $200 million of previously announced pre-tax charges related to European restructuring, U.S. store closures and accelerated Australian tradename amortization that we expect to record during the fourth quarter of 2012. See the non-GAAP measures section below for a reconciliation of the $1.37 earnings per share related to full year 2011 income from continuing operations.

Non-GAAP Measures

In our analysis of the results of operations, we have referred to non-GAAP financial measures for income from continuing operations attributed to Staples, Inc. and the related earnings per share and effective tax rate. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded impairment of goodwill and long-lived assets and accelerated tradename amortization because such items are non-cash in nature. Furthermore, we have excluded the impairment charges and accelerated amortization, along with the restructuring charges and deferred tax asset valuation allowances, because the exclusion of such amounts facilitates the comparison of the company's financial results to its historical operating results. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP. Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are shown below (amounts in thousands, except for per share data):

	13 Weeks Ended
	October 27, 2012
		Adjustments
	As Reported	Impairment of Goodwill and Long-Lived Assets	Restructuring Charges	Accelerated trade-name amortization	Non-GAAP
Operating (loss) income	$(357,147)	$810,996	$30,396	$15,599	$499,844
Interest and other expense, net	(40,882)				(40,882)
(Loss) income from continuing operations before income taxes	$(398,029)				$458,962

Income tax expense	$170,703				$170,703
Adjustments (1)	—				(21,541)
Adjusted income tax	$170,703				$149,162

(Loss) income from continuing operations	$(568,732)				$309,800
Loss attributed to the noncontrolling interests	(39)				(39)
(Loss) income from continuing operations attributed to Staples, Inc.	$(568,693)				$309,839

Effective Tax Rate	(42.9)%				32.5%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic and diluted earnings per common share	$(0.85)				$0.46

Weighted average common shares outstanding	666,989				666,989
Effect of dilutive securities	—				4,354
Weighted average common shares outstanding assuming dilution	666,989				671,343

	39 Weeks Ended
	October 27, 2012
		Adjustments				October 29, 2011
	As Reported	Impairment of Goodwill and Long-Lived Assets	Restructuring Charges	Accelerated trade-name amortization	Non-GAAP	As Reported	Non-GAAP
Operating income	$196,396	$810,996	$30,396	$15,599	$1,053,387	$1,164,950	$1,164,950
Interest and other expense, net	(123,413)				(123,413)	(129,988)	(129,988)
Income from continuing operations before income taxes	$72,983				$929,974	$1,034,962	$1,034,962

Income tax expense	$323,780				$323,780	$331,155	$331,155
Adjustments (1) (2)	—				(21,541)	—	20,800
Adjusted income tax	$323,780				$302,239	$331,155	$351,955

(Loss) income from continuing operations	$(250,797)				$627,735	$703,807	$683,007
Loss attributed to the noncontrolling interests	(119)				(119)	(751)	(751)
(Loss) income from continuing operations attributed to Staples, Inc.	$(250,678)				$627,854	$704,558	$683,758

Effective Tax Rate	443.6%				32.5%	32.0%	34.0%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic earnings per common share	$(0.37)				$0.93	$1.01	$0.98
Diluted earnings per common share	$(0.37)				$0.92	$1.00	$0.97

Weighted average common shares outstanding	673,366				673,366	698,813	698,813
Effect of dilutive securities	—				6,602	9,215	9,215
Weighted average common shares outstanding assuming dilution	673,366				679,968	708,028	708,028
(1) The $21.5 million adjustment to income tax expense in 2012 relates to the establishment of valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization.

(2)
The tax benefit of $20.8 million in 2011 related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item in the second quarter of 2011.

The Company's guidance for expected growth in earnings per share from continuing operations for the full year 2012 in the Outlook section above is based on 2011 adjusted earnings per share from continuing operations of $1.37, a figure which has not been previously disclosed and reconciled because the Company only began reporting discontinued operations in the third quarter of 2012. The following is a reconciliation of non-GAAP earnings per share from continuing operations in 2011 to the commensurate GAAP figure (amounts in thousands, except for per share data):

	52 Weeks Ended
	January 28, 2012
	As revised to present discontinued operations	Adjustments	Non-GAAP
Income from continuing operations before income taxes	$1,464,644	$—	$1,464,644
Income tax expense	477,247	20,800	498,047
Income (loss) from continuing operations, including the portion attributable to the noncontrolling interests	987,397	(20,800)	966,597
Discontinued Operations:			—
Loss from discontinued operations, net of tax benefit	(3,564)	—	(3,564)
Consolidated net income (loss)	983,833	(20,800)	963,033
Loss attributed to the noncontrolling interests	(823)	—	(823)
Net income (loss) attributed to Staples, Inc.	$984,656	$(20,800)	$963,856

Amounts attributable to Staples, Inc.
Income (loss) from continuing operations	$988,220	$(20,800)	$967,420
Loss from discontinued operations	(3,564)		(3,564)
Net income (loss) attributed to Staples, Inc.	$984,656	$(20,800)	$963,856

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$1.40	$(0.03)	$1.37
Discontinued operations attributed to Staples, Inc.	—	—	—
Net (loss) income attributed to Staples, Inc.	$1.40	$(0.03)	$1.37

Number of shares used in computing earnings per share	704,019

Consolidated Performance

Third Quarter of 2012 Compared to the Third Quarter of 2011

Sales: Sales for the third quarter of 2012 were $6.35 billion, a $127.9 million or 2.0% decrease from the third quarter of 2011.  The sales decline reflects ongoing weakness in International Operations, a $39.4 million unfavorable impact from foreign exchange rates, and a 1% decline in comparable store sales in North American Retail, partially offset by a 1% sales increase in North American Delivery. Declines in computers, technology accessories, and software were partly offset by growth in facilities and breakroom supplies and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 27.6% for the third quarter of 2012 compared to 28.1% for the third quarter of 2011.  The decrease in gross profit rate for the third quarter of 2012 was primarily driven by lower product margins in North American Delivery and International Operations and by deleverage of fixed costs in International Operations due to a decline in sales. The lower product margins in North American Delivery and International Operations reflect inflationary pressures on core office supplies and investments to drive sales and customer loyalty, and, with respect to International Operations, adverse customer and product mix in Europe.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $38.6 million or 3.0% from the third quarter of 2011 to the third quarter of 2012, reflecting decreased compensation expense, due to headcount reductions and a change in the structure of management compensation, and lower marketing expense. These reductions were partially offset by increased investments in our online businesses. As a percentage of sales, selling, general and administrative expenses were 19.5% for the third quarter of 2012 compared to 19.7% for the third quarter of 2011.

Impairment of goodwill and long-lived assets: Goodwill and long-lived asset impairment charges incurred in the third quarter of 2012 were $771.5 million and $39.5 million, respectively. The goodwill impairment charges of $303.3 million and $468.1 million relate to our Europe Retail and Europe Catalog reporting units, respectively, components of our International Operations segment. The charges stem from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflect lower projections for sales growth and profitability for these businesses as a result of industry trends and the ongoing economic weakness in Europe.

The $39.5 million of long-lived asset impairment charges primarily relate to the Company's plans to close 46 retail stores in Europe and 15 retail stores in the United States, and to consolidate several sub-scale delivery businesses in Europe. As a result of these planned actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Retail segments, respectively, primarily relating to leasehold improvements and company-owned facilities. As a result of the reduced long-term sales and profit projections, we also recorded $4.8 million of charges related to long-lived assets held for use in ongoing operations by our Europe Retail reporting unit, primarily relating to leasehold improvements at store locations.

Restructuring charges: Restructuring charges incurred in the third quarter of 2012 were $30.4 million. These charges relate to the strategic plan announced by the Company in the third quarter of 2012 to accelerate growth through the integration of our retail and online offerings, restructuring of our International Operations segment and the reduction of our footprint to improve the productivity in our stores in North America. The charges recorded in the third quarter of 2012 consist of $19.2 million of severance and benefit costs and $11.2 million of other costs associated with the planned closure of 46 retail stores and consolidation of certain sub-scale delivery businesses in Europe.

Amortization of Intangibles: Amortization of intangibles was $30.4 million for the third quarter of 2012 compared to $16.0 million for the third quarter of 2011, primarily reflecting the amortization of tradenames, customer relationships and noncompetition agreements related to the Corporate Express acquisition. Amortization for the third quarter of 2012 includes $15.6 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename as we continue to move towards one global brand. Amortization of intangibles resulting from our acquisition of Corporate Express was $24.1 million for the third quarter of 2012, including the accelerated amortization related to our Australian business, compared with $13.0 million for the third quarter of 2011.

Interest Income: Interest income decreased to $1.2 million for the third quarter of 2012 from $1.8 million for the third quarter of 2011.  An unfavorable impact from lower interest rates was offset by a favorable impact from higher international cash balances for the third quarter of 2012.

Interest Expense:  Interest expense decreased slightly to $40.3 million for the third quarter of 2012 from $40.9 million for the third quarter of 2011.  Our interest rate swap agreements reduced interest expense by $5.1 million for the third quarter of 2012 compared to a reduction of $6.2 million for the third quarter of 2011.

Other Expense: Other expense was $1.8 million for the third quarter of 2012 compared to $3.7 million for the third quarter of 2011. The decreased expense was primarily due to lower foreign exchange losses in the third quarter of 2012.

Income Taxes:  Our tax rate related to continuing operations was (42.9)% for the third quarter of 2012 compared to 33.5% for the third quarter of 2011. The negative tax rate for the third quarter of 2012 reflects the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment and $30.4 million related to restructuring activities, the majority of which are either not tax deductible or, if deductible, the resulting deferred tax assets require valuation allowances. Our tax rate in the third quarter of 2012 also reflects additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in the third quarter of 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization in Australia, was $21.5 million. Excluding the impact of these items, our effective tax rate was 32.5% in third quarter of 2012. See the non-GAAP reconciliation under the "Non-GAAP Measures" section above.

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

Discontinued Operations: In conjunction with the strategic plan we announced in the third quarter of 2012, we are pursuing the sale of our European Printing Systems Division business ("PSD"), a component of our International Operations segment which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. Loss from discontinued operations, net of tax, was $27.6 million in the third quarter of 2012 compared with income of $2.6 million for the third quarter of 2011. The loss in the third quarter of 2012 includes $18.4 million of restructuring charges related severance and benefit costs associated with a plan to rightsize PSD's operations in connection with our ongoing efforts to sell this business, as well as $4.5 million of incremental tax expense related to the planned sale.

Year-to-date 2012 Compared to Year-to-date 2011

Sales: Sales for year-to-date 2012 were $17.81 billion, a $477.9 million or 2.6% decrease from the year-to-date 2011.  The decline reflects decreased sales in International Operations, a $223.5 million unfavorable impact from foreign exchange rates and a 1% decline in comparable store sales in North American Retail, partially offset by growth in our North American Delivery business. Declines in computers, technology accessories and software were partly offset by growth in facilities and breakroom supplies and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 26.8% for year-to-date 2012 compared to 27.2% for year-to-date 2011.  The decrease in gross profit rate was primarily driven by lower product margins in North American Delivery and International Operations and by deleverage of fixed costs in International Operations and North American Retail due to declines in sales. The lower product margins in North American Delivery and International Operations reflected inflationary pressures on core office supplies, investments to drive sales and customer loyalty and, with respect to International Operations, adverse customer and product mix in Europe.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses in year-to-date 2012 decreased by $83.0 million or 2.2% from year-to-date 2011, driven primarily by a reduction in marketing expense and lower compensation expense due to a change in the structure of management compensation and reduced headcount. These reductions were partially offset by severance-related expenses, increased costs associated with legal settlements, and investments in our online businesses. As a percentage of sales, selling, general and administrative expenses were 20.6% for year-to-date 2012 compared to 20.5% for year-to-date 2011.

Goodwill and long-lived asset impairment charges: Goodwill and long-lived asset impairment charges incurred in year-to-date 2012 were $771.5 million and $39.5 million, respectively. The goodwill impairment charges of $303.3 million and $468.1 million relate to our Europe Retail and Europe Catalog reporting units, respectively, components of our International Operations segment. The charges stem from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflect lower projections for sales growth and profitability for these businesses as a result of industry trends and the ongoing economic weakness in Europe.

The $39.5 million of long-lived asset impairment charges primarily relate to the Company's plans to close 46 retail stores in Europe and 15 retail stores in the United States, and to consolidate several sub-scale delivery businesses in Europe. As a result of these planned actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Retail segments, respectively, primarily relating to leasehold improvements and company-owned facilities. As a result of the reduced long-term sales and profit projections, we also recorded $4.8 million of charges related to long-lived assets held for use in ongoing operations by our Europe Retail reporting unit, primarily relating to leasehold improvements at store locations.

Restructuring charges: Restructuring charges incurred in year-to-date 2012 were $30.4 million. These charges relate to the strategic plan announced by the Company in the third quarter of 2012 to accelerate growth through the integration of our retail and online offerings, restructuring of our International Operations segment and the reduction of our footprint to improve the productivity in our stores in North America. The charges recorded in the year-to-date 2012 consist of $19.2 million of severance and benefit costs and $11.2 million of other costs associated with the planned closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe.

Amortization of Intangibles: Amortization of intangibles was $60.5 million for year-to-date 2012 compared to $49.4 million for year-to-date 2011, primarily reflecting the amortization of tradenames, customer relationships and noncompetition agreements related to Corporate Express. Amortization for year-to-date 2012 includes $15.6 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename as we continue to move towards one global brand. Amortization of intangibles resulting from our acquisition of Corporate Express was $49.0 million for year-to-date 2012, including the accelerated amortization related to our Australian business, compared with $40.5 million for year-to-date 2011.

Interest Income: Interest income was $4.3 million for year-to-date 2012 compared to $5.7 million for year-to-date 2011.  The decrease was due to a decline in interest rates, partially offset by higher international cash balances.

Interest Expense: Interest expense decreased to $124.2 million for year-to-date 2012 from $131.4 million for year-to-date 2011.  This decrease was primarily due to a reduction in debt balances resulting from the payoff of the $500 million, 7.75% notes in April 2011 (the "April 2011 Notes") and the pay-down and refinancing of certain debt and liquidity facilities.  Our interest rate swap agreements reduced interest expense by $17.2 million for year-to-date 2012 compared to $20.4 million for year-to-date 2011.

Other Expense: Other expense was $3.5 million for year-to-date 2012 compared to $4.2 million for year-to-date 2011.  The decreased expense was primarily due to lower foreign exchange losses in the year-to-date 2012.

Income Taxes:  Our tax rate related to continuing operations was 443.6% for year-to-date 2012 compared to 32.0% for year-to-date 2011.  The high effective tax rate for year-to-date 2012 reflects the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment and $30.4 million related to restructuring activities, the majority of which are either not tax deductible or, if deductible, the resulting deferred tax assets require valuation allowances. Our tax rate in year-to-date 2012 also reflects additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in year-to-date 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization in Australia, was $21.5 million. Excluding the impact of these items, our effective tax rate was 32.5% in year-to-date 2012. Our tax rate in year-to-date 2011 reflected a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Excluding the impact of this benefit, our tax rate in year-to-date 2011 was 34%. See the non-GAAP reconciliation under the "Non-GAAP Measures" section above.

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

Discontinued Operations: In conjunction with the strategic plan we announced in the third quarter of 2012, we are pursuing the sale of our European Printing Division business ("PSD"), a component of our International Operations segment which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. Loss from discontinued operations, net of tax, was $38.1 million in year-to-date 2012 compared with a loss of $3.5 million for year-to-date 2011. The loss in the year-to-date 2012 includes $18.4 million of restructuring charges related severance and benefit costs associated with a plan to rightsize PSD's operations in connection with our ongoing efforts to sell this business, as well as $4.5 million of incremental tax expense related to the planned sale.

Segment Performance

We have three reportable segments: North American Delivery, North American Retail and International Operations.  Our North American Delivery segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to consumers and businesses and includes Staples Advantage, Staples.com and Quill.com.  Our North American Retail segment consists of the U.S. and Canadian businesses that operate stores that sell office products and services.  Our International Operations segment consists of businesses in 23 countries in Europe, Australia, South America and Asia that operate stores and that sell and deliver office products and services directly to consumers and businesses.

Beginning in the third quarter of 2012, we are classifying PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the results of operations for International Operations have been revised to exclude PSD for all periods presented.

Business unit income excludes goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before taxes in Note O in the Notes to the Condensed Consolidated Financial Statements).

Third Quarter of 2012 Compared to the Third Quarter of 2011

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2012 and 2011:

	(Amounts in thousands) 13 Weeks Ended		October 27, 2012	October 29, 2011
			Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
	October 27, 2012	October 29, 2011
Sales:
North American Delivery	$2,609,034	$2,582,729	1.0%	1.8%
North American Retail	2,646,554	2,656,612	(0.4)%	0.5%
International Operations	1,097,552	1,241,682	(11.6)%	(0.7)%
Total segment sales	$6,353,140	$6,481,023	(2.0)%	(0.8)%

	(Amounts in thousands) 13 Weeks Ended		October 27, 2012	October 29, 2011
	October 27, 2012	October 29, 2011	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$227,736	$244,997	8.7%	9.5%
North American Retail	285,477	284,204	10.8%	10.7%
International Operations	(1,692)	35,641	(0.2)%	2.9%
Business unit income	$511,521	$564,842	8.1%	8.7%

North American Delivery: Sales increased by $26.3 million or 1.0% for the third quarter of 2012.  This increase was primarily driven by increased sales of facilities and breakroom supplies and copy and print services.  These increases were partially offset by the decision late in the prior year to not renew two large customer contracts which did not deliver adequate returns and, to a lesser extent, the decline in sales of core supplies and technology.

Business unit income as a percentage of sales decreased to 8.7% for the third quarter of 2012 from 9.5% for the third quarter of 2011. The decrease was driven by inflationary pressures on core office supplies and investments to drive growth and loyalty in our on-line businesses, partially offset by a reduction in marketing expense.

North American Retail:  Sales decreased by $10.1 million or 0.4% for the third quarter of 2012.  This decrease was primarily the result of a 1% comparable store sales decline partially offset by non-comparable sales for new stores opened in the last twelve months and a $7.8 million favorable impact from foreign exchange rates. The decline in comparable store sales reflects a decrease in customer traffic offset slightly by improved average order size. Significant declines in sales of computers, technology accessories and software were partially offset by growth in copy and print services and increased sales of core office supplies.

Business unit income as a percentage of sales increased to 10.8% for the third quarter of 2012 from 10.7% for the third quarter of 2011. The improvement was primarily driven by lower operating expenses and efficiencies in our distribution network, partially offset by investments in promotional activity.

In the third quarter of 2012, North American Retail recorded $5.1 million of long-lived asset impairment charges in connection with the planned closure of 15 retail stores in the United States, primarily relating to the write-down of leasehold improvements. These charges are excluded from the definition of business unit income.

International Operations:  Sales decreased by $144.1 million or 11.6% for the third quarter of 2012, primarily as a result of weakness in our European and Australian businesses and a $50.4 million unfavorable impact from foreign exchange rates. Ongoing weakness in the sales environment drove a 6% decline in comparable store sales in Europe, as well as declines in the Company's European delivery businesses.

Business unit (loss) income as a percentage of sales decreased to (0.2)% for the third quarter of 2012 from 2.9% for the third quarter of 2011.  The decrease was driven by $15.6 million of accelerated tradename amortization related to the strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename as we continue to move towards one global brand, deleverage of fixed costs on lower sales in our European and Australian businesses, and declines in European product margins due to a combination of adverse customer and product mix as well as an increase in investments to drive sales. The decrease was partially offset by savings related to headcount reductions in our European and Australian businesses.

In the third quarter of 2012, International Operations recorded the following charges which are excluded from the definition of business unit income:

•
Goodwill impairment charges of $303.3 million and $468.1 million related to our Europe Retail and Europe Catalog reporting units, respectively, primarily due to a strategic decision to reallocate resources to other Staples business units with greater growth potential, which reflects the effects of industry trends and ongoing economic weakness in Europe.

•
Long-lived asset impairment charges of $29.6 million related to the write-down of fixed assets in connection with the planned closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe, and $4.8 million of charges related to leasehold improvement assets held for use in ongoing operations by our Europe Retail reporting unit that we determined were not fully recoverable from future cash flows projected to be generated by the related stores.

•
Restructuring charges of $30.4 million for severance, benefits and other associated costs related to the planned closure of the retail stores and the consolidation of the sub-scale delivery businesses in Europe.

Year-to-date 2012 Compared to the Year-to-date 2011

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2012 and 2011:

	(Amounts in thousands) 39 Weeks Ended		October 27, 2012	October 29, 2011
			Increase (Decrease) From Prior Year	Increase From Prior Year
	October 27, 2012	October 29, 2011
Sales:
North American Delivery	$7,576,860	$7,527,592	0.7%	2.3%
North American Retail	6,959,524	7,029,840	(1.0)%	0.9%
International Operations	3,276,146	3,733,014	(12.2)%	6.8%
Total segment sales	$17,812,530	$18,290,446	(2.6)%	2.6%

	(Amounts in thousands) 39 Weeks Ended		October 27, 2012	October 29, 2011
	October 27, 2012	October 29, 2011	% of Sales	% of Sales
Business Unit Income (loss):
North American Delivery	$614,462	$646,612	8.1%	8.6%
North American Retail	540,846	564,425	7.8%	8.0%
International Operations	(27,114)	70,985	(0.8)%	1.9%
Business unit income	$1,128,194	$1,282,022	6.3%	7.0%

North American Delivery: Sales increased by $49.3 million or 0.7% for year-to-date 2012, reflecting increased sales of facilities and breakroom supplies and copy and print services. These favorable drivers were partially offset by the impact of the decision late in the prior year to not renew two large customer contracts which did not deliver adequate returns, a decline in sales of core supplies and paper and, to a lesser extent, by an unfavorable impact of foreign exchange rates of $11.7 million.

Business unit income as a percentage of sales declined to 8.1% for year-to-date 2012 from 8.6% for year-to-date 2011. The decrease was driven by inflationary pressures on core office supplies, investments to drive growth and loyalty in our on-line businesses, and increased costs associated with legal settlements. These expenses were partially offset by a reduction in marketing expense and increased supply chain efficiencies.

North American Retail:  Sales decreased by $70.3 million or 1.0% for year-to-date 2012.  The decrease was primarily the result of a 1% comparable store sales decline and a $25.4 million unfavorable impact from foreign exchange rates, partially offset by non-comparable sales for new stores opened in the past twelve months.  The decline in comparative store sales reflects a decrease in customer traffic. Significant declines in sales of computers, technology accessories and software were partially offset by growth in copy and print services, mobile phones and accessories, and facilities and breakroom supplies.

Business unit income as a percentage of sales was 7.8% in the year-to-date 2012 compared to 8.0% in the year-to-date 2011, The decrease was driven primarily by deleverage of rent and occupancy costs and labor expenses, as well as legal settlements and related costs. These expenses were partially offset by a reduction in marketing expenses.

In year-to-date 2012, North American Retail recorded $5.1 million of long-lived asset impairment charges in connection with the planned closure of 15 retail stores in the United States, primarily relating to the write-down of leasehold improvements. These charges are excluded from the definition of business unit income.

International Operations:  Revenue decreased by $456.9 million or 12.2% for year-to-date 2012 as a result of declines in our European and Australian businesses and a $186.4 million unfavorable impact from foreign exchange rates. Broad-based weakness in the sales environment drove a 7% decrease in comparable store sales in Europe, as well as declines in the company's European delivery businesses.

Business unit (loss) income as a percentage of sales decreased to (0.8)% for year-to-date 2012 from 1.9% for year-to-date 2011.  The decrease was primarily driven by $15.6 million of accelerated tradename amortization, deleverage of fixed costs due to lower sales, declines in European product margins resulting from adverse customer and product mix, an increase in investments to drive sales, and an increase in severance-related costs across our International businesses. These factors were partially offset by savings related to headcount reductions in our European and Australian businesses.

During year-to-date 2012, International Operations recorded the following charges which are excluded from the definition of business unit income:

•
Goodwill impairment charges of $303.3 million and $468.1 million related to our Europe Retail and Europe Catalog reporting units, respectively, primarily due to a strategic decision to reallocate resources to other Staples business units with greater growth potential, which reflects the effects of industry trends and ongoing economic weakness in Europe.

•
Long-lived asset impairment charges of $29.6 million related to the write-down of fixed assets in connection with the planned closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe, and an additional $4.8 million of charges related to leasehold improvement assets held for use in ongoing operations by our Europe Retail reporting unit that we determined were not fully recoverable from future cash flows projected to be generated by the related stores.

•
Restructuring charges of $30.4 million for severance, benefits and other associated costs related to the planned closure of the retail stores and the consolidation of the sub-scale delivery businesses in Europe.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (“Annual Report”) in the Critical Accounting Policies and Significant Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to our critical accounting policies as disclosed in that report, however, we have disclosed areas of significant estimation impacting the third quarter below.

Impairment of goodwill

In the third quarter of 2012, we continued to monitor our European businesses, which we previously disclosed were at risk of impairment. With the continued political and economic instability in Europe, recent history of declining sales and profits for our businesses in that region, a sustained decline of our stock price and revised short-term and long-term outlooks for our European businesses, we determined that sufficient indicators of impairment existed to require an interim goodwill impairment analysis for our Europe Retail and Europe Catalog reporting units, both of which are included in our International Operations segment.

In September 2012, management presented, and the Board of Directors approved, a strategic plan to accelerate growth across the Company and to reposition our operations and stem losses in Europe. In connection with the development of this plan, we analyzed each of our European businesses in light of ongoing industry trends, economic conditions, and long-term sales and profit projections. As a result, we made strategic decisions and announced a plan to restructure our operations in Europe, divest our printing systems division and more fully integrate our retail and online offerings.

The outcome of this strategic review in the third quarter resulted in significant changes in the long-range financial projections for Europe Retail and Europe Catalog compared with previous projections. We now project long term sales declines in our legacy Europe Retail business, stemming from a decision, in light of industry trends, to allocate more resources and capital to the expansion of online capabilities. We also project declines in our legacy Europe Catalog business, which is projected to be replaced with the growing, but slightly less profitable, online business. Based on the results of the impairment testing, we recorded impairment charges of $303.3 million and $468.1 million related to Europe Retail and Europe Catalog in the third quarter of 2012, respectively.

In step one of the interim impairment test, we estimated the fair value of Europe Retail and Europe Catalog using the income approach, specifically the discounted cash flow ("DCF") method, which incorporated significant estimates and assumptions made by management which, by their nature, are subject to uncertainty. The nature of the key estimates and assumptions incorporated in step one are discussed in detail in our Annual Report and in Note D in the Notes to our Condensed Consolidated Financial Statements. Given that these two reporting units failed step one, we proceeded to step two of the impairment test. In the second step, we allocated the reporting unit's fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair values estimates incorporated in step two were primarily based on third-party appraisals and the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The property appraisals incorporate a significant amount of judgment on the part of the third-party valuation specialists regarding appropriate comparable properties and an assessment of current market conditions, and the income approach valuations incorporate significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition, and profitability; appropriate market-based royalty rates; and the discount rates.

As of the end of the third quarter of 2012, taking into account the charges recorded in the quarter, there is $314.9 million of remaining goodwill associated with Europe Catalog, and none associated with Europe Retail. The estimates and assumptions we made in step one and step two of the impairment test for Europe Catalog reflect the judgment of management and are subject to a significant degree of uncertainty. If actual results differ from these key estimates and assumptions, Europe Catalog could report material goodwill impairment charges in the future. Examples of events or circumstances that could result in future impairment charges for Europe Catalog include further deterioration of macroeconomic or industry conditions in Europe, the inability of management to successfully execute the Company's strategic and operational plans, or further sustained declines in our stock price. We also continue to monitor our Europe Contract reporting unit because of the economic weakness in Europe, and our businesses in China and South America given their early stage of development and the volatile nature of the emerging markets in which they operate. As of October 27, 2012, these reporting units have associated goodwill balances of $420.1 million, $194.9 million and $21.2 million, respectively. Despite the increased risk associated with these other reporting units, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of these reporting units such that it would lead to a material impairment charge.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $895.4 million for year-to-date 2012 compared to $1.10 billion for year-to-date 2011, a decrease of $200.2 million.  The decrease was primarily due to a year-over-year decline in net income adjusted for non-cash expenses and the timing of income tax payments, partially offset by favorable changes in working capital.

Cash used in investing activities was $196.6 million for year-to-date 2012 compared to $243.7 million for year-to-date 2011, a decrease of $47.1 million.  The decrease was due to lower capital spending, primarily driven by reductions in system-related investments and store remodeling activity.

Cash used in financing activities was $937.6 million for year-to-date 2012 compared to $1.27 billion for year-to-date 2011, a decrease of $329.3 million.  The decrease was primarily due to higher cash usages in the prior year period for loan repayments and share repurchases. During year-to-date 2011, we repaid the $500 million April 2011 Notes, whereas during year-to-date 2012 we repaid the $325 million 7.375% notes due October 2012 ("October 2012 Notes"). For share repurchases, we spent $362.1 million in the year-to-date 2012 to repurchase 27.4 million shares under our share repurchase plan compared with $490.0 million spent in year-to-date 2011 to buy 29.5 million shares, a decrease of $127.8 million. In the year-to-date 2012, the Company paid shareholders cash dividends of $0.33 per share for a total of $221.7 million, an increase from the $0.30 per share for a total of $209.6 million paid in the year-to-date 2011.

Sources of Liquidity

We paid off the "October 2012 Notes" on the maturity date of October 1, 2012. Upon repayment, we took the actions required under the applicable guarantee fall-away provisions to cause Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”) to be legally released from their guarantees of debt related to the January 2014 Notes, the November 2014 Revolving Credit Facility (as defined below) and the Commercial Paper Program (as defined below). The Guarantor Subsidiaries are no longer legally guaranteeing the repayment of the debt.

To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. We have a revolving credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. We also have various other lines of credit under which we may borrow a maximum of $302.9 million and related to which $137.0 million of borrowings were outstanding at October 27, 2012.

Our commercial paper program ("Commercial Paper Program") allows us to issue up to $1.0 billion of unsecured commercial paper notes (the "Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. As of October 27, 2012, no Notes were outstanding. The maximum amount outstanding under the Commercial Paper Program during the third quarter of 2012 was $75.0 million.

At October 27, 2012, we had approximately $2.19 billion in total cash and funds available through credit agreements, which consisted of $1.17 billion of available credit and $1.02 billion of cash and cash equivalents. Of the $1.02 billion in cash and cash equivalents, approximately $887.2 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of October 27, 2012, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	October 27, 2012
	Available Credit	Debt Outstanding
October 2012 Notes	$—	$—
January 2014 Notes	—	1,515,428
November 2014 Revolving Credit Facility	—	—
Commercial Paper Program	—	—
Lines of credit	1,165,896	137,001
Capital lease obligations and other notes payable	—	8,403
Total	$1,165,896	$1,660,832

At October 27, 2012, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-11 of our 2011 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of October 27, 2012, nor did we utilize any during the third quarter or year-to-date 2012.

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

Capital expenditures were $204.2 million in the year-to-date 2012 compared to $243.7 million in the year-to-date 2011, a decrease of $39.6 million. However, for the full year 2012, we do not expect material changes in capital spending compared with 2011. We are not opening a significant number of new stores in 2012 but are instead focused on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

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

We paid a third quarter of 2012 cash dividend of $0.11 per share on October 18, 2012 to stockholders of record on September 28, 2012.  We expect the total value of quarterly cash dividend payments for fiscal 2012 to be $0.44 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2012 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the year-to-date 2012, we have spent $362.1 million to repurchase 27.4 million shares under the 2011 Repurchase Plan. As of October 27, 2012, we have spent a total of $544.6 million to repurchase 40.0 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $955.4 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

Inflation and Seasonality

While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon our consolidated operating results, we may see price increases in certain categories from time to time.  Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 27, 2012, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 27, 2012, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 27, 2012, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 27, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note P in the Notes to our Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, turmoil in the financial markets (including recent events in the European Union), lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been modest improvement in some of these measures, the political and economic environment in Europe has not improved, and the level of business and consumer spending across the globe is not where it was prior to the global recession. In addition, consumer, business and government spending may decline in the U.S. in light of the possibility of expiring tax cuts and mandatory reductions in federal spending which could take effect in late 2012 and early 2013. Our business and financial performance may continue to be adversely affected by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

We face uncertainties in connection with the implementation of our strategies to transform our business.

In September 2012, we announced plans to transform our business, including accelerating growth in online businesses by expanding our product assortment, integrating our retail and online offering, improving retail store productivity, restructuring international operations in order to reduce complexity and improve profitability of our European operations, and initiating a multi-year cost savings plan in order to help fund these investments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. Closing stores and businesses, and other restructuring activities involve risks, such as incurring significant costs and obligations of closure, exposure on leases, and other contractual, employment and severance obligations, and other potential liabilities. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized substantial goodwill impairment charges in the current period and may be required to recognize additional goodwill impairment charges in the future.

During the third quarter of 2012, we recorded a pre-tax goodwill impairment charge of $771.5 million related to our Europe Retail and Europe Catalog reporting units as a result of industry trends and the ongoing economic weakness in Europe, and the related strategic decision to reallocate resources to other Staples business units with greater growth potential. At October 27, 2012, we had $3.17 billion of remaining goodwill on our balance sheet, and we could experience material goodwill impairment charges in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

Our market is highly competitive and we may not be able to continue to compete successfully.

The office supply and services market is highly competitive. We compete with a variety of local, regional, national and international retailers and online and traditional retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to timely and appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

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

An important part of our business plan is to increase our presence in new markets, which includes accelerating growth in our online businesses and providing new products and service offerings. We may have limited experience in newer markets, and any such offerings may present new and difficult challenges. For example, when entering a new geographic or product market, customers may not be familiar with our brand or our competitors may have a larger, more established market presence. Our sales or profit levels in newer activities thus may not be successful enough to recoup our investments in them and may reduce our overall profitability. In addition, for our strategy to be successful, we must hire and train qualified associates and adapt management and operational systems to meet the needs of our expanded operations. If we are unable to enter new markets as efficiently as we planned, our future sales and profits may be adversely affected.

Our international operations expose us to risks inherent in foreign operations.

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

Failure to manage growth and our operations successfully could adversely affect our financial results.

Our business has experienced significant historical growth over the years, and we expect our business to continue to grow organically and through strategic acquisitions.  Sales of our products and services, the types of our customers, the nature of our contracts, the mix of our businesses, the number of countries in which we conduct business, the number of stores that we operate and the number of our associates have grown and changed, and we expect they will continue to grow and change over the long-term. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business thus negatively impacting our operating results. In addition, as we grow, our business is subject to a wider array of complex state, federal and international regulations, and may be increasingly the target of government investigations or enforcement actions and private actions. This increases the cost of doing business and the risk that our business practices could unknowingly result in liabilities that may adversely affect our business and financial performance.  To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.
Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in the laws and the tax filing positions we take in various jurisdictions. In addition, our effective tax rate may fluctuate quarterly, and the resulting tax rate may be negative as a result of significant charges in a quarter that are not tax deductible, such as those charges associated with goodwill and long-lived asset impairment and our restructuring activities that we recorded in the third quarter of 2012. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

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

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school, holiday and back-to-business seasons.  Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the expense and outcome of legal proceedings; severe weather; consumer confidence; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
On October 1, 2012, we repaid all of our $325 million 7.375% senior notes, however, we still have certain long-term debt and debt-service requirements, including $1.5 billion 9.75% notes due in January 2014. As of October 27, 2012, our consolidated outstanding debt was $1.66 billion. As of October 27, 2012, we also had $1.17 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property liability, product liability, import/export liability, government investigations and claims, and other risks associated with global sourcing.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 27% of our sales in fiscal 2011 and which typically provide for higher margins. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded products and services also exposes us to added risks that could increase the cost of doing business, such as third party intellectual property infringement, false advertising, and product liability claims against us with respect to such products and services; and import and export compliance issues. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to importing merchandise from abroad, there can be no assurance that contractors, agents, vendors, manufacturers or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.
The more proprietary branded products and services we offer, the more these risks increase. A loss of consumer acceptance of these products could also adversely affect our sales and gross margin rates. Any of these circumstances could damage our reputation and have an adverse effect on our business and financial performance.
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

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate such information. A Staples associate, contractor or other third-party with whom we do business may also misuse confidential or personal information to which they have access; attempt to circumvent our security measures in order to obtain such information; or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

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

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, commercial, tort and other litigation. As our workforce expands, we are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not.  In addition, companies have increasingly been subject to employment related class action litigation, and we have experienced an increase in “wage and hour” class action lawsuits.  We expect that these trends will continue to affect us. As our operations grow, we are also subject to claims that the technology we use or the products we sell infringe intellectual property rights of third parties. Such claims, whether meritorious or not, involve significant managerial resources and can become costly. Generally, we have indemnification protections in our agreements which our vendors or licensors often have honored; however, there are no assurances that such vendors or licensors will continue to do so in the future. We estimate exposure and establish reserves for our estimated significant liabilities, however, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected and require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings that could adversely affect our business and financial performance.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), unclaimed property laws, and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2012:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 29, 2012 - August 25, 2012	3,561,730	$12.25	3,561,648	$1,022,420,000
August 26, 2012 - September 29, 2012	2,842,320	11.40	2,797,361	990,522,000
September 30, 2012 - October 27, 2012	3,068,049	11.46	3,068,049	955,373,000
Total for the third quarter of 2012	9,472,099	$11.74	9,427,058	$955,373,000
____________________________________________

(1)
Includes a total of 45,041 shares of our common stock withheld during the third quarter of our 2012 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On November 13, 2012, Staples appointed Stephen J. Bacica, 41, to serve as its Principal Accounting Officer, effective November 15, 2012.

Mr. Bacica has served as Staples' Senior Vice President and Corporate Controller since August 13, 2012.  Prior to joining Staples, Mr. Bacica served as the Senior Vice President and Chief Accounting Officer of MCG Capital Corporation from May 2008 until November 2008, and served as its Executive Vice President, Chief Financial Officer and Treasurer from November 2008 until May 2012.  Prior to joining MCG Capital Corporation, Mr. Bacica served as Vice President, Accounting Policy of Marriott International, Inc. from April 2006 to May 2008. Mr. Bacica also served as Senior Director, Accounting Policy of Marriott from July 2004 to April 2006 and as Director, Accounting Policy of Marriott from May 2002 to July 2004. Prior to his employment with Marriott, Mr. Bacica was employed by PricewaterhouseCoopers LLP, where he served in the positions of Audit Manager, Senior Associate and Associate, and by the SEC, where he served in the positions of Senior Staff Accountant and Staff Accountant.

There are no family relationships between Mr. Bacica and any director or executive officer of Staples, and Mr. Bacica has not been a participant or had an interest in any transaction with Staples that is reportable under Item 404(a) of Regulation S-K.

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

STAPLES, INC.

Date:	November 14, 2012	By:	/s/ CHRISTINE T. KOMOLA
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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.