Form 10-K
period 2013-02-02
STAPLES INC
filed 2013-03-06
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

For the fiscal year ended: February 2, 2013		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Five Hundred Staples Drive, Framingham, MA 01702 (Address of principal executive office and zip code)	04-2896127 (I.R.S. Employer Identification No.)

508-253-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 28, 2012, as reported by NASDAQ, was approximately $8.5 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 668,351,385 shares of common stock, par value $0.0006, outstanding as of March 4, 2013.
Documents Incorporated By Reference
Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

PART I

Item 1.    Business
Staples, Inc. and its subsidiaries (''we'', ''Staples'' or the ''Company'') is the world's leading office products company. We are committed to providing superior value to our customers through a broad selection of products, easy to use websites, an integrated retail and online shopping experience and a wide range of copy and print and technology services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses and consumers, and we currently serve businesses of all sizes and consumers in North America, Europe, Australia, South America and Asia. Our delivery businesses account for a majority of our sales and many of our delivery customers place their orders online, making Staples one of the largest Internet resellers in the world. We operate three business segments: North American Stores & Online, North American Commercial and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note R - Segment Reporting in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Strategy
We view the markets for the products and services we offer as large and diversified. We reach our customers through contract, on-line, catalog and retail sales channels that are designed to be convenient. Our businesses attract different customer groups with distinct purchasing behaviors. Our retail stores and Staples.com website target small businesses and home offices. Our catalog customers are generally small businesses and organizations with up to 20 office workers. Our contract businesses target mid-size businesses and organizations with 20 to 500 office workers, as well as Fortune 1000 companies. Our ability to address customer groups with different needs expands our available market opportunities and increases awareness of the Staples brand. Customers around the world often shop on our websites and in our retail stores, which differentiates our multichannel offering from many of our competitors. This allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

During 2012, we realigned our organization by combining our North American retail stores and our public websites in the United States and Canada, Staples.com, to provide a more integrated and consistent shopping experience for our small business and home office customers. We are also currently engaged in a multi-year effort to reduce our retail square footage in North America and Europe and restructure our European Operations. In addition, we initiated a multi-year cost savings plan to improve efficiency and provide funding to accelerate our growth. Successful execution of our strategy will help us to accelerate our growth and achieve our vision: every product your business needs to succeed.
North American Stores & Online
Our North American Stores & Online segment includes the company's retail stores and Staples.com businesses in the U.S. and Canada.

Our strategy for North American Stores & Online focuses on offering easy-to-shop stores and websites with quality products that are in-stock and easy to find, and courteous, helpful and knowledgeable sales associates to support customers across all channels. Our goals are to continue to be a destination for core office supply categories like ink, toner and paper and to become an authority for products and services beyond office supplies, such as facilities and breakroom supplies, copy and print and technology services. Our associates are trained to deliver excellent service by engaging with customers and selling solutions.

Our North American Stores & Online segment consisted of 1,547 stores in the United States and 339 stores in Canada at the end of fiscal 2012. We operate a portfolio of retail store formats, tailored to the unique characteristics of each location. The “Dover” superstore represents the majority of our U.S. store base. The customer friendly ''Dover'' design appeals to the customer with an open store interior that provides a better view of our wide selection and makes it easier to find products. In an effort to improve store productivity and effectively manage our cost structure, we have reduced the size of our “Dover” store format over time. We have developed a 12,000 square foot prototype that will improve store productivity and incorporate omni-channel features to better address changing customer needs. We also operate smaller format stores designed for rural markets and dense urban markets.

Staples.com includes the activities of our U.S. and Canadian Internet sites, as well as our direct mail catalog business. Staples.com is designed to reach small businesses, home offices and consumers, offering next business day delivery for most orders in the majority of our markets. One of our top priorities in Staples.com is to rapidly expand our assortment beyond office supplies. We continue to make investments in information technology to enhance Staples.com to improve the usability, efficiency and overall customer experience.

We believe that our network of stores and online businesses enhances our profitability by allowing us to leverage marketing, distribution and supervision costs. We have increased our focus on leveraging the synergies between Staples.com and our retail stores with the introduction of new concepts including ship to store, online retail store inventory lookup, reserve online pickup in store, as well as mobile and tablet optimized websites. We believe these new concepts will more seamlessly offer options to shop our products and services, regardless of whether customers physically visit our retail stores or our website.
North American Commercial
Our North American Commercial segment consists of the U.S. and Canadian business units that sell and deliver office products and services directly to businesses, including Staples Advantage and Quill.com.

Our strategies for North American Commercial focus on expanding in categories beyond core office supplies, providing customers with a broad assortment of core office products, increasing our share of wallet with existing customers, and acquiring new customers. We are also focused on serving our customers by continuing to improve our perfect order metric, which measures the number of orders that we fulfill on time and without error, and has led to establishing industry leading customer service standards.

Our Staples Advantage business focuses on serving the needs of mid-sized businesses and organizations as well as Fortune 1000 companies. These customers often require more service than is provided by a traditional retail, online or mail order business. Through our contract sales force we offer full service account management, customized pricing and payment terms, usage reporting, the stocking of certain proprietary items and a wide assortment of environmentally friendly products and services.

Quill.com is an Internet and catalog business with a targeted approach to servicing the needs of small and mid-sized businesses in the United States. To attract and retain its customers, Quill.com seeks to offer outstanding customer service, Quill brand products and special services. Quill.com also operates Medical Arts Press, Inc., an Internet and catalog business offering specialized office supplies and products for health care professionals. Quill.com is viewed separately from our Staples.com business in that its customer base is different and it relies on its direct sales force.

International Operations
Our International Operations segment consists of businesses in 23 countries in Europe, Australia, South America and Asia. The markets for office products and services in these countries are highly fragmented.

Our European Office Products businesses represent a balanced multi-channel portfolio serving contract, retail, Internet, and catalog customers in 16 countries. Our contract business includes sizable operations in Scandinavia, Germany, the United Kingdom and the Netherlands. We operate 283 retail stores, with the largest concentration of stores in the United Kingdom, Germany, the Netherlands and Portugal. We operate Internet and direct mail catalog businesses with a significant concentration of sales in France, Italy and the United Kingdom.

Our strategies for our European Office Products businesses focus on optimizing our assortment, strengthening our value proposition with customers, streamlining our information technology systems, further developing our ecommerce platform, expanding our mix of business services with a focus on copy and print, and leveraging best practices from our North American businesses, including our mid-market contract selling model. We are also focused on improving profitability by closing certain stores that are not achieving the desired financial returns, consolidating sub-scale businesses, streamlining operations to improve efficiencies, increasing sales of higher margin Staples brand products and improving the performance of our supply chain.

Staples Australia serves primarily contract and governmental customers in Australia and New Zealand. In addition, we operate a public website which targets small business and home office customers. Our strategies focus on improving sales force productivity by increasing customer acquisition and retention, and by providing customers with a broad assortment of products and services, including office products, IT solutions, business furniture and print management.

We continue to build a foundation for growth in Asia and South America. We operate retail and delivery businesses in China, a delivery business in Taiwan, a delivery business and 2 stores in Argentina and a delivery business in Brazil. We also have a franchise arrangement in India with our former joint venture partner.

Merchandising and Marketing

We sell a wide variety of office supplies and services, office machines and related products, computers and related products and office furniture. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important product categories, and we offer our customers a wide assortment, an in-stock guarantee and a strong pricing message which is supported by our loyalty programs. One of our top priorities is to significantly expand our product offering beyond core office supplies. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies. These positive results have reinforced our strategy and we continue to broaden our offering, focusing on categories including technology products, medical supplies, safety supplies, packaging and shipping supplies, and office decor.

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

Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 28% of our sales in 2012. We offer more than 10,000 own brand products and services, including an assortment of products with various environmental attributes, which includes our “Sustainable Earth” brand products. Own brand products deliver value to our customers with prices that are on average 10% to 20% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy focuses on offering national brand quality at lower prices. We have brought to market hundreds of new own brand products in the last year, many of which are innovative and exclusive to Staples. Our sourcing office in Shenzhen, China supports our own brand strategy by driving high quality and lower costs, and by bringing new products to market more quickly. In addition to our proprietary branded products, we also differentiate our core product offering through exclusive third-party relationships. For instance, we now sell an exclusive and innovative line of Martha Stewart home office products in our retail stores and on our websites.

In addition to products, we also offer a broad array of services, which represented 6.7% of our sales in 2012. This includes copy and print services that we provide to our retail and delivery customers, as well as technology services that we provide through our “EasyTech” business in North American Stores and Online. The market for these services is highly fragmented, and we believe we have a significant opportunity to offer these services to existing customers and acquire new customers. Over the past several years, we have upgraded the technology, signage, labor, training and quality of these services to increase sales by driving greater customer awareness and differentiate our offering.

The following table shows our sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Office supplies	43.9%	44.6%	44.0%
Services	6.7%	5.7%	5.3%
Office machines and related products	29.7%	29.4%	29.9%
Computers and related products	14.1%	15.2%	15.6%
Office furniture	5.6%	5.1%	5.2%
	100.0%	100.0%	100.0%

We utilize a variety of marketing vehicles to drive brand awareness and sales of products and services to both new and existing customers. These vehicles include broad-based media such as television, radio, newspaper circulars and Internet advertising, including mobile applications and social media. Increasing our presence in social media is important as this is a new and growing way for Staples to interact with and serve our customers. We also utilize catalogs, e-mail marketing, loyalty programs and sophisticated direct marketing capabilities. In addition, we market to larger customers through a combination of direct mail catalogs, customized catalogs and a field sales force. We change our level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors and to execute more effective direct marketing and customer loyalty programs to drive higher sales across all our channels.

Supply Chain
We operate two networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 66 delivery fulfillment centers supports our North American Commercial and Staples.com operations. We operate a separate network of four large distribution centers to support our U.S. retail store operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Our centralized purchasing and distribution systems enable our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to more efficiently operate our retail stores.

In Europe, we are in the process of reducing the complexity and redundancy of our distribution network. We are standardizing all of our supply chain processes and systems architecture, and continuing to consolidate facilities. These efforts are expected to improve customer service and quality, drive cost savings and increase overall operating efficiency.
Associates
We have a strong corporate culture. During 2012, we implemented a set of revised corporate values which guide our interactions with customers and each other. These values represent what matters most at Staples, are critical to bringing our vision to life and include: own it; say it like it is; be caring; keep it simple; and work together. We place great importance on recruiting, training, retention and providing the proper incentives for high quality associates. Offering attractive growth and development opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a great place to work.

We consider customer relations and our associates' knowledge of our product and service offerings to be key to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including where appropriate, sales techniques, management skills and product knowledge.

As of February 2, 2013, Staples employed 50,020 full-time and 35,067 part-time associates.
Staples Soul
Staples is committed to responsible corporate citizenship, or what we refer to as Staples Soul. Staples Soul is a holistic approach to business that recognizes the close connection between our financial success and our desire to make a positive impact on our associates, communities and the planet. We believe Staples Soul helps to make us an employer and neighbor of choice, differentiates our brand and allows us to grow profitably and responsibly. To support this commitment, Staples created the role of chief cultural officer, responsible for driving improved associate engagement and coordinating Staples' approach to corporate responsibility. For more information, visit www.staples.com/soul.

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

Community - Staples is dedicated to providing education and job skills opportunities in communities where our customers and associates live and work with a primary focus on supporting disadvantaged youth, from literacy and mentoring to career skills development initiatives. We support these causes through corporate contributions, in-kind donations and grants from Staples Foundation, our private charitable arm. We also encourage our associates and customers to contribute their time and resources as well. Through our global community and giving efforts, we have helped more than 6,500 organizations in local communities across 26 countries.
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

We believe we are able to compete favorably against our competitors because of the following factors: our focus on business customers; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making it easy for customers to buy office products and services; a wide assortment of products and services that are in-stock and easy to find, either in stores or on our websites; fast checkout; easy to use web sites; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

Trademarks, Patents, Copyrights and Domain Names

We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, Staples the Office Superstore, the Easy Button logo, ''that was easy'', Quill.com, Corporate Express and many other marks incorporating ''Staples” or another primary mark, which in the aggregate we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

We own and maintain a number of patents on certain products, systems and designs. We also own copyrights for works such as packaging, training materials, promotional materials, computer software, in-store graphics, website content and multi-media. In addition, we have registered and maintain numerous Internet domain names, including many that incorporate ''Staples.”
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
EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their respective ages and positions as of March 4, 2013 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.
Stephen Bacica, age 41
Mr. Bacica has served as Senior Vice President and Corporate Controller since August 2012.  Prior to joining Staples, Mr. Bacica served as the Senior Vice President and Chief Accounting Officer of MCG Capital Corporation, a business development company, from May 2008 until November 2008, and served as its Executive Vice President, Chief Financial Officer and Treasurer from November 2008 until May 2012.  Prior to joining MCG Capital Corporation, Mr. Bacica served as Vice President, Accounting Policy of Marriott International, Inc., a worldwide operator and franchisor of hotels and timeshare properties, from April 2006 to May 2008. Mr. Bacica also served as Senior Director, Accounting Policy of Marriott from July 2004 to April 2006 and as Director, Accounting Policy of Marriott from May 2002 to July 2004. Prior to his employment with Marriott, Mr. Bacica worked at PricewaterhouseCoopers LLP, where he held positions of Audit Manager, Senior Associate and Associate and Mr. Bacica also worked at the SEC, where he served as Senior Staff Accountant and Staff Accountant.

Joseph G. Doody, age 60
Mr. Doody has served as President—North American Commercial since January 2013. Previously, Mr. Doody served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.
Christine T. Komola, age 45
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
Demos Parneros, age 50
Mr. Parneros has served as President—North American Stores & Online since January 2013. Previously, Mr. Parneros served as President— U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.
Ronald L. Sargent, age 57
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
Michael Williams, age 59
Mr. Williams has served as Senior Vice President, General Counsel and Secretary since November 2012. Prior to joining Staples, Mr. Williams served as Executive Vice President, General Counsel and Secretary of Sony Electronics, Inc., a consumer electronics company, from March 2004 to October 2012 with responsibility for legal operations of several professional and consumer electronics companies in the U.S., Central America and South America. Before joining Sony, Mr. Williams was a partner at the law firms of Heller Ehrmann LLP from April 1998 to March 2004 and Andrews Kurth LLP from February 1991 to April 1998. Mr. Williams also served as an infantry officer in the U.S. Marine Corps.
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
Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words like "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions and should be read in conjunction with our MD&A, our consolidated financial statements and notes to consolidated financial statements included in Appendix C. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors" as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 1A.    Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, turmoil in the financial markets (including recent events in the European Union), lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been modest improvement in some of these measures, the political and economic environment in Europe has not improved, and the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected, and our ability to generate cash flow may be negatively impacted, by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

We face uncertainties in connection with the implementation of our strategies to transform our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

In September 2012, we announced plans to transform our business, including accelerating growth in online businesses by expanding our product assortment, integrating our retail and online offering, improving store productivity in North America, restructuring operations in order to reduce complexity and improve profitability of our European operations, and initiating a multi-year cost savings plan in order to help fund these investments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. If we are unable to successfully implement our plans, we risk taking additional charges in the future, including potential impairment of assets and charges for additional restructuring activities that may be required. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized substantial goodwill impairment charges in the current fiscal year and may be required to recognize additional goodwill impairment charges in the future.

During the third quarter of 2012, we recorded a pre-tax goodwill impairment charge of $771.5 million related to our Europe Retail and Europe Catalog reporting units as a result of industry trends and the ongoing economic weakness in Europe, and the related strategic decision to reallocate resources to other Staples business units with greater growth potential. At February 2, 2013, we had $3.22 billion of remaining goodwill on our balance sheet, and we could experience material goodwill impairment charges in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

Our market is highly competitive and we may not be able to continue to compete successfully.

The office supply and services market is highly competitive. We compete with a variety of local, regional, national and international retailers and online and traditional retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, OfficeMax and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

If the products and services that we offer fail to meet our customer needs, our performance could be adversely affected.

We believe that the strategic plan we announced in September 2012 will help us to accelerate our growth and achieve our vision: every product your business needs to succeed. One of our top priorities is to significantly expand our product offering beyond core office supplies. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies. These positive results have reinforced our strategy and we are now continuing to broaden our offering, focusing on categories including technology products, medical supplies, safety supplies, packaging and shipping supplies, and office decor. Our success is contingent on providing our customers the selection of products, as well as services, at competitive prices that meet customers' changing needs and purchasing habits.  If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer.   Failure to provide the products and services preferred by our customers could have a material adverse affect on our revenue, results of operations and ability to attract and retain customers.

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

We currently operate in 25 countries outside the United States. In certain international market segments, we may not benefit from any first-to-market advantages or otherwise succeed. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance with foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management's time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers' councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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

Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in the laws and the tax filing positions we take in various jurisdictions. In addition, our effective tax rate may fluctuate quarterly, and the resulting tax rate may be negative or unusually high as a result of significant charges in a quarter that are not tax deductible, such as those charges associated with goodwill and long-lived asset impairment and our restructuring activities that we recorded in 2012. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

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

Our customers value courteous and knowledgeable associates, and an important part of our “Easy” brand strategy is a positive customer service experience. Accordingly, our performance depends on attracting, training, engaging and retaining a large number of qualified associates. We face intense competition for qualified associates, particularly in tight labor markets in emerging markets. Many of our associates, particularly in retail stores, are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with labor and wage laws and regulations. If we are unable to attract, train, engage and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

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
On October 1, 2012, we repaid all of our $325 million 7.375% senior notes. In February 2013, we concluded a tender offer of our 9.75% notes due in January 2014, which resulted in the repurchase of $632.8 million of these notes and left $867.2 million notes outstanding. Also, in January 2013, we issued $500 million 2.75% senior notes due January 2018 and $500 million 4.375% senior notes due January 2023. As of February 2, 2013, our consolidated outstanding debt was $1.99 billion. As of February 2, 2013, we also had $1.21 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property liability, product liability, import/export liability, government investigations and claims, and other risks associated with global sourcing.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 28% of our sales in fiscal 2012 and which typically provide for higher margins. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded products and services also exposes us to added risks that could increase the cost of doing business, such as third party intellectual property infringement, false advertising, and product liability claims against us with respect to such products and services; and import and export compliance issues. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to importing merchandise from abroad, there can be no assurance that contractors, agents, vendors, manufacturers or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.
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

The products we sell are sourced from a wide variety of third-party vendors. In general, we do not have long-term contracts with these vendors committing them to provide products to us on acceptable terms. For example, we derive benefits from vendor allowances and promotional incentives which may not be offered in the future. We also cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner and technology. Some of the products we offer are supplied to us on an exclusive basis and may be difficult to replace in a timely manner. Additionally, we may not be able to source products that we want to offer for sale on acceptable terms, or at all. Disruptions in the availability of raw materials used in the production of these products, or quality issues that cause us to initiate voluntary or mandatory recalls for proprietary products we sell, may result in customer dissatisfaction, damage our reputation and adversely affect our sales.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 2, 2013, we operated a total of 2,215 retail stores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Finland, Germany, the Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 119 distribution and fulfillment centers in 30 states in the United States, 7 provinces in Canada, and in Austria, Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia.
The following table sets forth the locations of our facilities as of February 2, 2013:
RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores
United States		Nevada	7	Canada
Alabama	12	New Hampshire	23	Alberta	39
Arizona	42	New Jersey	86	British Columbia	44
Arkansas	9	New Mexico	11	Manitoba	10
California	218	New York	134	New Brunswick	10
Colorado	19	North Carolina	49	Newfoundland	4
Connecticut	39	North Dakota	2	Nova Scotia	14
Delaware	7	Ohio	62	Northwest Territories	1
District of Columbia	2	Oklahoma	18	Ontario	131
Florida	95	Oregon	21	Prince Edward Island	2
Georgia	38	Pennsylvania	92	Quebec	72
Idaho	8	Rhode Island	10	Saskatchewan	11
Illinois	51	South Carolina	21	Yukon	1
Indiana	30	South Dakota	1	Total Canada	339
Iowa	15	Tennessee	23
Kansas	4	Texas	58
Kentucky	17	Utah	14	Finland	7
Louisiana	1	Vermont	7	Germany	59
Maine	12	Virginia	44	The Netherlands	41
Maryland	43	Washington	31	Norway	20
Massachusetts	75	West Virginia	6	Portugal	33
Michigan	42	Wisconsin	11	Sweden	11
Minnesota	7	Wyoming	4	United Kingdom	112
Mississippi	2	Total United States	1,547	China	30
Missouri	11			Argentina	2
Montana	8			Australia	14
Nebraska	5				2,215

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers	Country/State/Province/Region/Territory	Number of Centers
United States		Canada
Arizona	2	Alberta	3
Alaska	1	British Columbia	2
California	6	Manitoba	1
Colorado	1	New Foundland	1
Connecticut	2	Nova Scotia	2
Delaware	1	Ontario	3
Florida	1	Quebec	2
Georgia	2	Total Canada	14
Idaho	1
Illinois	2	Austria	2
Indiana	1	Belgium	2
Iowa	2	Denmark	1
Kansas	2	Finland	1
Maryland	2	France	2
Massachusetts	2	Germany	1
Michigan	1	Italy	1
Minnesota	2	The Netherlands	1
Nebraska	1	Norway	3
New Jersey	1	Poland	1
New York	2	Portugal	1
North Carolina	2	Spain	1
Ohio	2	Sweden	1
Oregon	3	United Kingdom	5
Pennsylvania	2	China	4
South Carolina	1	Argentina	1
Tennessee	1	Brazil	1
Texas	6	Australia	20
Virginia	1		119
Washington	1
Wisconsin	2
Total United States	56
Most of the existing facilities are leased by us with initial lease terms expiring between 2013 and 2026. In most instances, we have renewal options at increased rents. Leases for 150 of the existing stores provide for contingent rent based upon sales.
We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.
Item 3. Legal Proceedings
We are subject to ordinary routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note K - Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

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

	High	Low
Fiscal Year Ended February 2, 2013
First Quarter	$16.93	$14.35
Second Quarter	15.73	12.10
Third Quarter	13.62	10.57
Fourth Quarter	13.77	10.94
Fiscal Year Ended January 28, 2012
First Quarter	$22.95	$19.22
Second Quarter	21.50	14.75
Third Quarter	16.11	11.94
Fourth Quarter	16.34	13.68
Cash Dividend
Since 2004, we have returned cash to our stockholders through a cash dividend. We paid quarterly dividends of $0.11 per share on April 12, 2012, July 12, 2012, October 18, 2012 and December 12, 2012, resulting in a total dividend payment of $294.1 million or $0.44 per share. We paid quarterly dividends of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment for 2011 of $277.9 million or $0.40 per share. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share.
Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends for 2013 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors. On March 5, 2013, our Board of Directors approved the payment of a cash dividend of $0.12 per share to be paid on April 18, 2013 for stockholders of record on March 29, 2013.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2008 through 2012 fiscal years, assuming the investment of $100.00 on February 2, 2008 with dividends being reinvested.
TOTAL RETURN TO STOCKHOLDERS

	2-Feb-08	31-Jan-09	30-Jan-10	29-Jan-11	28-Jan-12	2-Feb-13
Staples, Inc.	$100.00	$67.57	$101.01	$97.72	$71.94	$62.81
S&P 500 Index	$100.00	$61.37	$81.71	$99.84	$104.05	$121.51
S&P Retail Index	$100.00	$65.03	$103.04	$133.58	$154.73	$196.83
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2012:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 28, 2012 - November 24, 2012	2,420,331	$11.58	2,420,300	$927,336,000
November 25, 2012 - December 29, 2012	3,090,982	11.61	3,076,468	891,623,000
December 30, 2012 - February 2, 2013	1,891,550	12.33	1,891,400	868,311,000
Total for fourth quarter of 2012	7,402,863	$11.78	7,388,168	$868,311,000

(1)
Includes a total of 14,695 shares of our common stock withheld during the fourth quarter of our 2012 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

Other Information
For information regarding securities authorized for issuance under our equity compensation plans, please see Note M - Equity Based Employee Benefit Plans in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
At March 4, 2013, we had 4,957 holders of record of our common stock.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
1.     Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of February 2, 2013, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of February 2, 2013, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.
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

Staples' internal control system is designed to provide reasonable assurance to the Company's management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of Staples' internal controls over financial reporting as of February 2, 2013. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we conclude that, as of February 2, 2013, the Company has maintained effective internal control over financial reporting based on those criteria.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of February 2, 2013 as stated in its reports which are included herein.

(b)   Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Staples, Inc.
We have audited Staples, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013 of Staples, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2013

(c)   Changes in Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.
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

Item 15.    Exhibits and Financial Statement Schedules

(a)	Index to Consolidated Financial Statements: The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:
1.    Financial Statements.

•	Consolidated Balance Sheets - February 2, 2013 and January 28, 2012;

•	Consolidated Statements of Income - Fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011;

•	Consolidated Statements of Comprehensive Income - Fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011;

•	Consolidated Statements of Stockholders' Equity - Fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011;

•	Consolidated Statements of Cash Flows - Fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and

•	Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2013.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2013
Ronald L. Sargent

/s/ BASIL L. ANDERSON	Director	March 6, 2013
Basil L. Anderson

/s/ ARTHUR M. BLANK	Director	March 6, 2013
Arthur M. Blank

/s/ DREW G. FAUST	Director	March 6, 2013
Drew G. Faust

/s/ JUSTIN KING	Director	March 6, 2013
Justin King

/s/ CAROL MEYROWITZ	Director	March 6, 2013
Carol Meyrowitz

/s/ ROWLAND T. MORIARTY	Director	March 6, 2013
Rowland T. Moriarty

/s/ ROBERT C. NAKASONE	Director	March 6, 2013
Robert C. Nakasone

/s/ ELIZABETH A. SMITH	Director	March 6, 2013
Elizabeth A. Smith

/s/ ROBERT E. SULENTIC	Director	March 6, 2013
Robert E. Sulentic

/s/ VIJAY VISHWANATH	Director	March 6, 2013
Vijay Vishwanath

/s/ PAUL F. WALSH	Director	March 6, 2013
Paul F. Walsh

/s/ CHRISTINE T. KOMOLA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2013
Christine T. Komola

/s/ STEPHEN BACICA	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 6, 2013
Stephen Bacica

APPENDIX A
STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 2, 2013 (2)(3) (53 Weeks)	January 28, 2012(4) (52 Weeks)	January 29, 2011(5) (52 weeks)	January 30, 2010(6) (52 weeks)	January 31, 2009(7) (52 weeks)
Statement of Income Data:
Sales	$24,380,510	$24,664,752	$24,135,253	$23,806,934	$22,722,725
Gross profit	6,491,261	6,689,868	6,535,247	6,394,869	6,180,412

(Loss) income from continuing operations, including the portion attributable to the noncontrolling interests	$(160,847)	$987,397	$898,960	$768,876	$811,511

Amounts attributable to Staples, Inc.
(Loss) income from continuing operations	$(160,728)	$988,220	$892,339	$750,436	$802,554
(Loss) income from discontinued operations, net of income taxes	(49,978)	(3,564)	(10,391)	(11,765)	2,710
(Loss) income attributed to Staples, Inc.	$(210,706)	$984,656	$881,948	$738,671	$805,264

Basic earnings per common share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.42	$1.24	$1.06	$1.15
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)	(0.02)	—
Net (loss) income attributed to Staples, Inc.	$(0.31)	$1.42	$1.23	$1.04	$1.15

Diluted earnings per common share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.40	$1.22	$1.04	$1.13
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)	(0.02)	—
Net income (loss) attributed to Staples, Inc.	$(0.31)	$1.40	$1.21	$1.02	$1.13

Dividends	$0.44	$0.40	$0.36	$0.33	$0.33

Statistical Data:
Stores open at end of period	2,215	2,295	2,281	2,243	2,218

Balance Sheet Data:
Working capital (1)	$1,740,665	$2,216,542	$2,174,574	$2,392,448	$951,704
Total assets	12,280,005	13,430,622	13,911,667	13,717,334	13,073,055
Total long-term debt, less current portion	1,001,943	1,599,037	2,014,407	2,500,329	1,968,928
Noncontrolling interest	7,941	7,062	7,471	83,054	58,224
Stockholders' equity	$6,136,094	$7,022,213	$6,951,181	$6,854,940	$5,622,431
The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

A-1

(1)	Working capital in 2012 excludes the current assets and current liabilities of discontinued operations.

(2)
Beginning in the third quarter of 2012, the results of operations for the Company's European Printing Systems Division business (“PSD”), which was acquired in 2008 in conjunction with the Corporate Express N.V. ("Corporate Express") acquisition, are being reported in Loss from discontinued operations, net of income taxes in the Company's consolidated statement of income. The Company's results of operations for prior periods have been revised to conform to this presentation.

(3)
Results of operations for this period reflect pre-tax charges of $811.0 million for impairment of goodwill and long-lived assets, $207.0 million for restructuring activities related to a strategic plan announced in September 2012 aimed at accelerating growth, $57.0 million for a loss on early extinguishment of debt, $26.2 million related to the termination of the Company's joint venture agreement in India, and $20.0 million for accelerated tradename amortization related to rebranding the Company's business in Australia.

(4)
Results of operations for this period reflect the receipt of a $20.8 million tax benefit related to a refund due to Corporate Express N.V. ("Corporate Express") from the Italian government that was previously deemed uncollectible.

(5)	Results of operations for this period reflect $57.8 million ($36.8 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express.

(6)
Results of operations for this period reflect $84.2 million ($55.2 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express and a $42.0 million ($27.5 million, net of taxes) charge related to the settlement of retail wage and hour class action lawsuits.

(7)
Results of operations for this period reflect $173.5 million ($113.7 million, net of taxes) of integration and restructuring costs associated with the acquisition of Corporate Express. The results of Corporate Express have been included since its acquisition in July 2008.

A-2

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013, fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012 and fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011.
Results of Operations
Major contributors to our 2012 results, as compared to the results for 2011, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $24.38 billion in sales, a decrease of 1.2%;

•	North American Stores & Online sales increased 0.7%, and the business unit income rate decreased to 8.3% from 8.7%;

•	North American Commercial sales increased 1.7%, and the business unit income rate increased to 8.4% from 8.3%;

•	International Operations sales decreased 10.2%, while business unit income (loss) as a percentage of sales decreased to (0.5)% from 2.1%;

•	(Loss) income from continuing operations attributed to Staples in 2012 was $(160.7) million or $(0.24) per basic and diluted share compared to $988.2 million or $1.40 per diluted share for 2011;

•
On a non-GAAP basis, income from continuing operations attributed to Staples was $936.1 million in 2012, which excludes pre-tax charges of $811.0 million related to the impairment of goodwill and long-lived assets, $207.0 million related to restructuring activities, $57.0 million related to the early extinguishment of debt, $26.2 million related to the termination of our joint venture arrangement in India, and $20.0 million for accelerated tradename amortization.

•	Non-GAAP earnings per diluted share from continuing operations attributed to Staples in 2012 was $1.39 compared with $1.37 in 2011.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.
Outlook
We expect full year 2013 sales to increase in the low single digits compared to 2012 sales on a 52 week basis of $23.9 billion. We expect full year 2013 diluted earnings per share from continuing operations to be in the range of $1.30 to $1.35. We expect to generate more than $900 million of free cash flow and plan to continue repurchasing our common stock through open-market purchases during 2013.

Our projections for 2013 are based on a number of factors. First, we expect an impact from the early stages of our strategic reinvention; our focus on growing our online sales and on reducing costs should have an impact on both the top and bottom line throughout 2013. In addition, we expect the reduction in square footage in North American Stores, the consolidation of sub-scale businesses in Europe, the reduction in global headcount and the reduction in high interest bearing debt to help reduce operating costs, creating funds that we can invest in other areas of the business to create sharper pricing, improve our customer facing technology, expand our brand marketing, acquire new customers and hire and retain talented associates to better serve the needs of our customers.
Non-GAAP Measures
In our analysis of the results of operations and our outlook, we have referred to non-GAAP financial measures for sales, income from continuing operations attributed to Staples, Inc., earnings per share and our effective tax rate. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded impairment of goodwill and long-lived assets and accelerated tradename amortization because such items are non-cash in nature. We have excluded restructuring charges, certain tax items, and the loss on early extinguishment of debt because the exclusion of such amounts facilitates the comparison of the Company's financial results to its historical operating results. We have excluded the charge related to the termination of our joint venture arrangement in India because the event is non-recurring in nature. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures for 2012 and 2011 are shown below (amounts in thousands, except for per share data):

	53 Weeks Ended
	February 2, 2013
	GAAP	Impairment of goodwill & long lived assets	Restructuring charges	Accelerated trade-name amortization	Loss on early extinguishment of debt	Termination of JV arrangement in India	Non-GAAP
Operating income	$510,065	$810,996	$207,016	$20,049	$—	$—	$1,548,126
Interest and other expense, net	(244,642)	—	—	—	56,958	26,211	(161,473)
Income from continuing operations before income taxes	265,423						1,386,653

Income taxes	426,270						426,270
Adjustments	—						24,390
Adjusted income taxes	426,270						450,660

(Loss) income from continuing operations	(160,847)						935,993
Loss attributed to noncontrolling interests	(119)						(119)
(Loss) income from continuing operations attributed to Staples, Inc.	$(160,728)						$936,112

Effective tax rate	160.6%						32.5%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic earnings per common share	$(0.24)						$1.40
Diluted earnings per common share	$(0.24)						$1.39

Weighted average common shares outstanding	669,479						669,479
Effect of dilutive securities	—						6,526
Weighted average common shares outstanding assuming dilution	669,479						676,005

	52 Weeks Ended
	January 28, 2012
	Net income	Per Diluted Share
Income from continuing operations attributed to Staples, Inc.	$988,220	$1.40
Tax refund	(20,800)	(0.03)
Non-GAAP income from continuing operations attributed to Staples, Inc.	$967,420	$1.37

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

The table below shows the impact of the 53rd week on sales in 2012. For further discussion, see below under Consolidated Performance and Segment Performance (in thousands):

	Sales				Year-over-year sales growth compared with the 52 weeks ended January 28, 2012
	2012			2011
	53 weeks ended		52 weeks ended	52 weeks ended	53 weeks ended	52 weeks ended
	February 2, 2013	53rd week	January 26, 2013	January 28, 2012	February 2, 2013	January 26, 2013
North American Stores & Online	$11,827,906	$221,425	$11,606,481	$11,741,998	0.7%	(1.2)%
North American Commercial	8,108,402	158,943	7,949,459	7,974,860	1.7%	(0.3)%
International Operations	4,444,202	80,816	4,363,386	4,947,894	(10.2)%	(11.8)%
Staples, Inc. consolidated	$24,380,510	$461,184	$23,919,326	$24,664,752	(1.2)%	(3.0)%
Consolidated Performance
2012 Compared with 2011
Sales: Sales for 2012 were $24.38 billion, a decrease of 1.2% from 2011. Sales for 2012 include $461.2 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2012 decreased by 3.0% from 2011. Our sales decline for 2012 reflects decreased sales in International Operations, a 2% decline in comparable store sales in North America and a $193.6 million unfavorable impact from foreign exchange rates, partially offset by non-comparable sales from stores opened in the last twelve months and growth in our online businesses. Declines in computers, technology accessories and software were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and copy and print services.
Gross Profit: Gross profit as a percentage of sales was 26.6% for 2012 compared to 27.1% for 2011. The decrease in gross profit rate was primarily driven by lower product margins across all three segments and by deleverage of fixed costs on lower sales in International Operations and North American Stores & Online. The lower product margins reflect inflationary pressures on core office supplies, investments to drive sales and customer loyalty and, with respect to International Operations, adverse product and customer mix in Europe.
Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2012 decreased by $106.9 million or 2.1% from 2011, driven primarily by lower compensation expense due to reduced incentive compensation earned in 2012 and reduced headcount, as well as a reduction in marketing expense. These reductions were partially offset by investments in our online businesses and other initiatives to drive growth and profit improvement and increased costs from legal settlements. As a percentage of sales, selling, general and administrative expenses were 20.0% in 2012 compared to 20.2% for 2011.
Impairment of goodwill and long-lived assets: Goodwill and long-lived asset impairment charges incurred in 2012 were $771.5 million and $39.5 million, respectively. The goodwill impairment charges of $303.3 million and $468.1 million relate to our Europe Retail and Europe Catalog reporting units, respectively, components of our International Operations segment. The charges stem from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflect lower projections for sales growth and profitability for these businesses as a result of industry trends and the ongoing economic weakness in Europe.
The $39.5 million of long-lived asset impairment charges primarily relate to the closure of 46 retail stores in Europe and 15 retail stores in the United States, and the consolidation of several sub-scale delivery businesses in Europe. As a result of these actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Retail segments, respectively, primarily relating to leasehold improvements and company-owned facilities. As a result of the reduced long-term sales and profit projections, we also recorded $4.8 million of charges related to long-lived assets held for use in ongoing operations by our Europe Retail reporting unit, primarily relating to leasehold improvements at store locations.

Restructuring charges: Restructuring charges incurred in 2012 were $207.0 million. These charges relate to the strategic plan announced by the Company in the third quarter of 2012 to accelerate growth through the integration of our retail and online offerings, the restructuring of our International Operations segment and the reduction of our footprint to improve the productivity in our stores in North America. The charges recorded in 2012 consist of $106.4 million for ongoing lease obligations related to facility closures, $75.6 million for severance and benefit costs, and $24.9 million for other associated costs. The charges primarily pertain to the closure of the 46 retail stores in Europe and the 15 retail stores in the United States, the consolidation of the sub-scale delivery businesses in Europe, and the reorganization of certain general and administrative functions in Europe. For more

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

information regarding the restructuring charges recorded in 2012, see Note B Restructuring Charges in the Notes to the Consolidated Financial Statements.
Amortization of Intangibles:  Amortization of intangibles was $78.9 million for 2012 compared to $64.9 million for 2011, primarily reflecting the amortization of Corporate Express related tradenames and customer relationships.  Amortization for 2012 includes $20.0 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename as we continue to move towards one global brand. Prior to the decision to rebrand this business, the carrying value of the tradename was scheduled to be amortized through the end of our fiscal year 2014. Amortization of intangibles resulting from our acquisition of Corporate Express, excluding the accelerated amortization, was $48.7 million for 2012 compared to $53.1 million for 2011.
Interest Income:  Interest income decreased to $5.3 million for 2012 from $7.4 million for 2011. This decrease was primarily due to lower global weighted average interest rates, partially offset by higher cash balances internationally.
Interest Expense:  Interest expense decreased to $162.5 million for 2012 from $173.4 million for 2011. This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011, the repayment of the $325 million, 7.375% Notes (the "October 2012 Notes") on October 1, 2012 and the repayment or refinancing of certain debt and liquidity facilities in 2011. Our interest rate swap agreements reduced interest expense by $21.0 million in 2012 and by $26.3 million for 2011.
Loss on Early Extinguishment of Debt: In January 2013, the Company repurchased approximately $632.8 million of the January 2014 Notes (see Note H - Debt and Credit Agreements in the Notes to the consolidated financial statements) pursuant to a cash tender offer.  As a result of this tender offer, the Company incurred a pre-tax loss on early extinguishment of debt of $57.0 million in 2012, related to debt tender premiums and fees.
Other Income (Expense), Net:  Other expense was $30.5 million for 2012 compared to $3.1 million for 2011. The expense in 2012 was primarily driven by a $26.2 million charge related to the termination of our joint venture arrangement in India.
Income Taxes:  Our tax rate related to continuing operations was 160.6% in 2012 compared to 32.6% for 2011. The high effective tax rate for 2012 reflects the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment, $207.0 million related to restructuring activities, and $26.2 million related to the termination of our joint venture arrangement in India, the majority of which do not result in a related income tax benefit. Our tax rate in 2012 also reflects additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the closure of certain operations in our Europe Retail and Europe Catalog reporting units. Excluding the impact of these items, our effective tax rate was 32.5% in 2012. Our tax rate in 2011 reflected a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Excluding the impact of this benefit, our effective tax rate in 2011 was 34.0%. See the non-GAAP reconciliations under the "Non-GAAP Measures" section above.
A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income is as follows:

	2012	2011
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	12.1%	2.6%
Effect of foreign taxes	(3.3)%	(5.1)%
Tax credits	(0.8)%	(0.5)%
Italian tax refund (previously deemed uncollectible)	—%	(1.4)%
Goodwill impairment	82.5%	—%
Change in valuation allowance	37.1%	0.5%
Other	(2.0)%	1.5%
Effective tax rate	160.6%	32.6%
The effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by Staples in Australia, Canada, Hong Kong and the Netherlands contribute to the foreign tax rate differential noted above. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $902.0 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Discontinued Operations: In conjunction with the strategic plan we announced in the third quarter of 2012, we are pursuing the sale of our European Printing Systems Division business ("PSD"), a former component of our International Operations segment which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. Loss from discontinued operations, net of tax, was $50.0 million in 2012 compared with $3.6 million in 2011. The loss in 2012 includes $20.1 million of restructuring charges related to severance and benefit costs associated with a plan to restructure PSD's operations in connection with our ongoing effort to sell this business, as well as $4.5 million of incremental tax expense related to the planned sale.
2011 Compared with 2010
Sales:  Sales for 2011 were $24.66 billion, an increase of 2.2% from 2010. Our sales growth for 2011 reflects the positive impact of foreign exchange rates of $401.9 million, and, to a lesser extent, growth in our contract and online businesses in North America, partially offset by a decrease in comparable store sales in our European retail businesses.
Gross Profit:  Gross profit as a percentage of sales was unchanged at 27.1% for 2011 and 2010. The favorable impact of improved product margins in our North America Stores & Online segment was offset by the impact of higher fuel costs in our delivery businesses around the world.
Selling, General and Administrative Expenses:  Selling, general and administrative expenses were 20.2% of sales for 2011 compared to 20.0% for 2010. This increase reflects investments in labor to support growth initiatives and deleverage in international fixed costs, partially offset by reduced incentive compensation and lower depreciation.
Integration and Restructuring Costs:  There were no integration and restructuring costs for 2011 compared to $57.8 million for 2010. Integration and restructuring costs for 2010 included $37.6 million of consulting and other costs, $10.0 million for severance and retention, and $10.2 million for facility closures and other asset write-downs.
Amortization of Intangibles:  Amortization of intangibles was $64.9 million for 2011 compared to $61.7 million for 2010, primarily reflecting the amortization of Corporate Express related tradenames, customer relationships and noncompetition agreements.  Amortization of intangibles resulting from our acquisition of Corporate Express was $53.1 million for 2011 compared to $50.1 million for 2010.
Interest Income:  Interest income remained unchanged at $7.4 million for 2011 and 2010. The unfavorable impact from a decrease in our worldwide weighted-average cash balances and a slight decrease in U.S. interest rates was offset by the impact of an increase in foreign interest rates.
Interest Expense:  Interest expense decreased to $173.4 million for 2011 compared to $214.4 million for 2010. This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011, the repayment or refinancing of certain debt and liquidity facilities and the positive impact of our interest rate swap agreements, slightly offset by an increase in foreign borrowings.  We used interest rate swap agreements to convert a portion of our fixed rate debt obligations into variable rate obligations. In September 2011, we terminated all of our existing interest rate swap agreements. The interest rate swap agreements that were terminated reduced interest expense by $26.3 million for 2011 compared to $25.2 million for 2010.
Other Income (Expense), Net:  Other expense was $3.1 million for 2011 compared to $9.8 million for 2010. The expense in 2011 primarily reflects equity method losses related to our joint venture arrangement in India, partially offset by foreign exchange gains, while the amount in 2010 primarily related to foreign exchange losses.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Income Taxes:    Our effective tax rate was 32.6% for 2011 and 34.2% for 2010. A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income was as follows:

	2011	2010
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	2.6%	3.3%
Effect of foreign taxes	(5.1)%	(8.0)%
Tax credits	(0.5)%	(0.4)%
Italian tax refund (previously deemed uncollectible)	(1.4)%	—%
Change in valuation allowance	0.5%	2.2%
Other	1.5%	2.1%
Effective tax rate	32.6%	34.2%
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
Segment Performance
Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, we realigned our organization by combining our North American retail stores with Staples.com, our North American online store, to provide a more integrated and consistent shopping experience for our small business and home office customers who often shop across both channels. The new North American Stores and Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Our segment information for 2011 and 2010 has been revised to reflect this change in the Company's reportable segments. The International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia. During the third quarter of 2012, we began classifying PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the results of operations for International Operations have been revised to exclude PSD for all periods presented. Additional geographic information about our sales is provided in Note R - Segment Reporting in the Notes to the Consolidated Financial Statements.
The following tables provide a summary of our sales and business unit income by reportable segment and store activity for the last three fiscal years. Business unit income excludes goodwill and long-lived asset impairment charges, integration and restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles (see reconciliation of total business unit income to consolidated income before income taxes in Note R):

	(Amounts in thousands)			2012 Increase From Prior Year	2011 Increase From Prior Year
Sales:	2012	2011	2010
North American Stores & Online	$11,827,906	$11,741,998	$11,541,500	0.7%	1.7%
North American Commercial	8,108,402	7,974,860	7,837,475	1.7%	1.8%
International Operations	4,444,202	4,947,894	4,756,278	(10.2)%	4.0%
Total segment sales	$24,380,510	$24,664,752	$24,135,253	(1.2)%	2.2%

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

	(Amounts in thousands)			2012 % of Sales	2011 % of Sales	2010 % of Sales
Business Unit Income:	2012	2011	2010
North American Stores & Online	$987,025	$1,021,442	$965,089	8.3%	8.7%	8.4%
North American Commercial	680,011	660,822	646,462	8.4%	8.3%	8.2%
International Operations	(21,146)	103,329	176,442	(0.5)%	2.1%	3.7%
Business unit income	$1,645,890	$1,785,593	$1,787,993	6.8%	7.2%	7.4%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Stores Closed	Stores Open at End of Period
2011	North American Stores & Online	1,900	31	14	1,917
2011	International Operations	381	6	9	378
2011	Total	2,281	37	23	2,295
2012	North American Stores & Online	1,917	17	48	1,886
2012	International Operations	378	7	56	329
2012	Total	2,295	24	104	2,215
North American Stores & Online
2012 Compared with 2011
Sales increased 0.7% for 2012 compared to 2011. Sales for 2012 include $221.4 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2012 decreased by 1.2% from 2011. This decrease was driven by a 2% decline in comparable store sales and, to a much lesser extent, the negative impact of foreign exchange rates of $9.6 million, partly offset by growth in Staples.com and non-comparable sales for new stores opened in the past twelve months. The decrease in sales reflects declines in technology accessories, software and computers. These declines were partially offset by growth in tablets and other mobile technology, facilities and breakroom supplies and copy and print services. The decline in comparable store sales reflects a decrease in customer traffic and flat average order size.
Business unit income as a percentage of sales decreased to 8.3% for 2012 from 8.7% for 2011. The decrease was primarily driven by unfavorable product margins, increased labor expenses, and investments to optimize our pricing, profit improvement and sourcing strategies. These expenses were partially offset by a reduction in incentive compensation and marketing expense.
In 2012, North American Stores & Online recorded the following charges which are excluded from the definition of business unit income:

•	Restructuring charges of $30.0 million for contractual lease obligations, severance and other associated costs primarily related to the accelerated closure of 15 retail stores in the United States.

•	Long-lived asset impairment charges of $5.1 million related to the write-down of fixed assets in connection with the closure of the 15 retail stores.
2011 Compared with 2010
Sales increased 1.7% for 2011 compared to 2010. This increase was the result of the positive impact of foreign exchange rates of $81.1 million and non-comparable sales for new stores opened in the past twelve months. The sales increase reflects positive performance in laptops, tablets and e-readers, partially offset by a softness in digital cameras and computer media. Comparable store sales were flat, reflecting a decrease in customer traffic, offset by an increase in average order size.
Business unit income as a percentage of sales increased to 8.7% for 2011 compared to 8.4% for 2010, primarily reflecting improved product margins and reduced rent and occupancy costs, partially offset by investments in marketing and labor to drive new initiatives.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

North American Commercial
2012 Compared with 2011
Sales increased 1.7% for 2012 compared to 2011. Sales for 2012 include $158.9 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2012 decreased by 0.3% from 2011. This decrease was primarily driven by the decision late in 2011 to not renew two large customer contracts that did not deliver adequate returns and, to a lesser extent, a decline in sales of core supplies, partially offset by increased sales of facilities and breakroom supplies, furniture and copy and print services.
Business unit income as a percentage of sales increased to 8.4% for 2012 from 8.3% for 2011, primarily reflecting reduced incentive compensation as well as lower marketing costs and increased supply chain efficiencies. This increase was partially offset by inflationary pressures on core office supplies and increased costs associated with legal settlements.
2011 Compared with 2010
Sales increased 1.8% for 2011 compared to 2010. This increase was driven by organic sales growth, our fourth quarter 2010 Print South acquisition and, to a lesser extent, the positive impact of foreign exchange rates of $17.9 million. Our sales growth was favorably impacted by an increase in facilities and breakroom supplies, promotional products and technology products. This growth was partially offset by softness in paper and copier and fax cartridges.
Business unit income as a percentage of sales increased to 8.3% for 2011 from 8.2% for 2010, primarily driven by improved profitability in our facilities and breakroom and promotional products businesses in the U.S. and in our contract business in Canada, as well as overall reduced incentive compensation. This was partially offset by investments in labor to support growth initiatives, unfavorable product margins and higher fuel costs.
International Operations
2012 Compared with 2011
Sales decreased 10.2% for 2012 compared to 2011. Sales for 2012 include $80.8 million of revenue related to the additional week in 2012. Excluding the 53rd week, sales decreased 11.8% for 2012 compared to 2011. This decrease was driven by declines in our Australian and European businesses and the negative impact of foreign exchange rates of $180.6 million. Broad-based weakness in the sales environment drove an 8% decrease in comparable store sales in Europe.
Business unit (loss) income as a percentage of sales decreased to (0.5)% for 2012 from 2.1% for 2011. The decrease was primarily driven by deleverage of fixed costs on lower sales, $20.0 million of accelerated tradename amortization, declines in European product margins resulting from adverse product and customer mix, an increase in investments to drive sales, and an increase in severance-related costs across our International businesses. These factors were partially offset by savings related to headcount reductions in our European and Australian businesses.
In 2012, International Operations recorded the following charges which are excluded from the definition of business unit income:

•
Goodwill impairment charges of $303.3 million and $468.1 million related to our Europe Retail and Europe Catalog reporting units, respectively, primarily due to a strategic decision to reallocate resources to other Staples business units with greater growth potential, which reflects the effects of industry trends and ongoing economic weakness in Europe.

•
Long-lived asset impairment charges of $29.6 million related to the write-down of fixed assets in connection with the closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe, and $4.8 million of charges related to leasehold improvement assets held for use in ongoing operations by our Europe Retail reporting unit that we determined were not fully recoverable from future cash flows projected to be generated by the related stores.

•
Restructuring charges of $177.1 million for contractual lease obligations, severance and other associated costs primarily related to the closure of the retail stores and the consolidation of the sub-scale delivery businesses in Europe.

2011 Compared with 2010
Sales increased 4.0% for 2011 compared to 2010. This increase was driven by the positive impact of foreign exchange rates of $303.0 million and, to a lesser extent, a full year of sales from our second quarter 2010 acquisition of Oy Lindell AB, an office products distributor based in Finland. These increases were partially offset by a 9% decrease in comparable store sales in Europe and decreased sales in our Australian business.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Business unit income as a percentage of sales decreased to 2.1% for 2011 from 3.7% for 2010, primarily reflecting deleverage of fixed costs and expenses associated with our system investments in Australia, and deleverage of fixed costs in our European retail businesses.
Critical Accounting Policies and Significant Estimates
Our financial statements have been prepared in accordance with U.S. GAAP and are based on the application of significant accounting policies (see Note A - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements). Preparation of these statements requires management to make significant judgments and estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
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
Based on historical experience, we do not believe these estimates and assumptions will have a material impact upon the financial statements. Past experience has shown little variability in reserve estimates. Over the past three years, our inventory write-offs have been within a range that has averaged approximately a 6% difference from our additions to inventory reserves.
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
Impairment of Goodwill:  We review goodwill for impairment annually, in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of goodwill might exceed its current fair value. We determine fair value using discounted cash flow (DCF) analysis, which requires significant management assumptions and estimates regarding industry economic factors and the future profitability of our businesses. It is our policy to allocate goodwill and conduct impairment testing at a reporting unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. We established, and continue to evaluate, our reporting units based on our internal reporting structure and define such reporting units at the operating segment level or one level below. The key assumptions used in the discounted cash flow approach include:

•
The reporting unit's projections of financial results, which range from five to thirteen years depending on the maturity of the underlying business.  For established businesses such as our North American retail and contract operations, we use a five year model, while in our emerging market businesses we use a thirteen year model which reflects management's expectations of the development time for these growth-oriented businesses.  In general, our reporting units' fair values are most sensitive to our sales growth and operating profit rate assumptions, which represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions.  If the business climate deteriorates, or if we fail to manage our businesses successfully, then actual results may not be consistent with these assumptions and estimates, and our goodwill may become impaired.

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

•
The discount rate, which is used to measure the present value of the projected future cash flows, and which is set using a weighted-average cost of capital method that considers market and industry data as well as our specific risk factors that

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

are likely to be considered by a market participant.  The weighted-average cost of capital is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The reporting units' weighted-average costs of capital in future periods may be impacted by adverse changes in market and economic conditions, including risk-free interest rates, and are subject to change based on the facts and circumstances that exist at the time of the valuation, which may increase the possibility of a potential future impairment charge.

The fair values of all of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management and if actual results are not consistent with our assumptions and judgments, we could be exposed to further impairment charges. To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.
During 2012, we continued to monitor our European businesses, which we had disclosed were at risk for impairment. With the continued political and economic instability in Europe, recent history of declining sales and profits for our businesses in that region, a sustained decline of our stock price and revised short-term and long-term outlooks for our European businesses, we determined in our third fiscal quarter that sufficient indicators of impairment existed to require an interim goodwill impairment analysis for our Europe Retail and Europe Catalog reporting units, both of which are included in our International Operations segment.
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

The outcome of this strategic review in the third quarter included significant changes in the long-range financial projections for Europe Retail and Europe Catalog compared with previous projections. We now project long-term sales declines in our Europe Retail business, stemming from a decision, in light of industry trends, to allocate more resources and capital to the expansion of online capabilities. We also project declines in our legacy Europe Catalog business, which is projected to be replaced with the growing, but less profitable, online business. Based on the results of the impairment testing, we recorded impairment charges of $303.3 million and $468.1 million related to Europe Retail and Europe Catalog, respectively, in the third quarter of 2012.

    During the fourth quarter of 2012, we performed our annual goodwill impairment testing, and determined that no further impairment charges were required in 2012. As of the end of 2012, taking into account the charges recorded during 2012, there is $331 million of remaining goodwill associated with Europe Catalog, and none associated with Europe Retail. If macroeconomic or industry conditions in Europe continue to deteriorate or if management is unable to successfully execute our strategic plan, then we could incur additional goodwill impairment charges in the future related to Europe Catalog. Additionally, if our stock price experiences a further sustained and significant decline, we could incur additional impairment charges related to Europe Catalog or our other reporting units.
As of the end of 2012, we had two reporting units with material goodwill balances for which the reporting unit's fair value was less than 10% greater than its carrying value - Europe Contract, with $441 million of goodwill, and China with $195 million of goodwill. Europe Contract is at increased risk of an impairment charge given the ongoing economic weakness in Europe, and China is at increased risk given its early stage of development and the volatile nature of the emerging market in which it operates. Despite the increased risk associated with these reporting units, we do not believe there will be a significant change in the key estimates or assumptions driving the fair value of these reporting units that would lead to a material impairment charge.
Impairment of Long-Lived Assets: We evaluate long-lived assets held for use for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based upon the estimated undiscounted cash flows expected to be generated from the use of an asset plus any net proceeds expected to be realized upon its eventual disposition. An impairment loss is recognized if an asset's carrying value is not recoverable and if it exceeds its fair value. Our policy is to evaluate long-lived assets for impairment at the lowest level for which there are clearly identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. Our cash flow projections are based on historical cash flows and our latest forecasts. These projections and our estimates regarding proceeds to be received upon an asset's disposition reflect numerous assumptions and a significant degree of judgment on the part of management. If actual results are less favorable than management's projections, future write-offs may be necessary.
Prior to performing the interim goodwill impairment tests for Europe Retail and Europe Catalog in the third quarter of 2012, we tested long-lived assets to be held and used by these reporting units for impairment on an undiscounted cash flow basis.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Based on the results of this testing, we recorded a $4.8 million impairment charge in the third quarter of 2012 related to the ongoing operations of Europe Retail and determined that the long-lived assets associated with the ongoing operations of Europe Catalog were not impaired. The impairment charge primarily related to leasehold improvements at retail stores and was based on estimates of the fair values of the related assets which were derived using a DCF valuation analysis, incorporating similar assumptions and estimates as discussed under Impairment of Goodwill above.
We believe the operating results for our ongoing operations would need to be significantly less favorable than projected to result in a material impairment charge. Our projected future cash flows are sufficient to recover the carrying values of the underlying assets, with the exception of a limited number of retail stores in new markets or challenging markets where short and long-term initiatives are underway to improve current cash flows. However, based upon our historical experience with operations in such markets, we believe that a significant change in our projections is not likely. In addition, if there was an impairment of these store assets, it would not have a material effect on the Company's consolidated financial results.
During 2012, we closed 46 retail stores in Europe and accelerated the closure of 15 retail stores in the United States and consolidated several sub-scale delivery businesses in Europe in connection with the strategic plan we announced in September 2012. As a result of these actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to our International Operations and North American Stores and Online segments, respectively, primarily relating to leasehold improvements and company-owned facilities.
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
Based on our analysis of the financial impact of pension obligation assumptions and estimates, we do not believe these assumptions and estimates will have a material impact on our financial statements. The effect on pension obligations at February 2, 2013 of a change in discount rate and other assumptions is included in Note N - Pension and Other Post-Retirement Benefit Plans of the Notes to the Consolidated Financial Statements.
Income Taxes:    The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest is accrued, where applicable. We recognize net tax-related interest and penalties in income tax expense. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.
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
Historically, settlements related to our unrecognized tax benefits, as described in Note L - Income Taxes in the Notes to the Consolidated Financial Statements, have been minimal.
Recently Adopted Accounting Pronouncements
In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

In June 2011, a pronouncement was issued that amended the guidance relating to the presentation of comprehensive income and its components. The pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company's consolidated financial statements.
In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test that is otherwise required to be performed annually. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011, and only applies to the required annual test for impairment, not to interim testing or reviews for potential impairment indicators. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
Liquidity and Capital Resources
Cash Flows
2012 Compared to 2011
Cash provided by operations was $1.22 billion for 2012 compared to $1.58 billion for 2011. The decrease in operating cash flow from 2011 to 2012 was primarily due to a decrease in net income adjusted for non-cash expenses in 2012, and, to a lesser extent, from changes in working capital.
Cash used in investing activities was $342.0 million for 2012 compared to $383.7 million for 2011. The $41.7 million decrease in cash used in investing activities from 2011 to 2012 was primarily due to lower capital spending, driven by reductions in system-related investments and fewer new store openings.
Cash used in financing activities was $812.3 million for 2012 compared to $1.36 billion for 2011. The decrease in cash used for financing activities in 2012 compared with 2011 was primarily attributable to the receipt in 2012 of net proceeds of $991.4 million from the issuance of the January 2018 Notes and the January 2023 Notes (each as defined below), which more than offset an increased use of cash in 2012 to retire debt obligations. In 2012, we completed a tender offer in which we repurchased $632.8 million of the January 2014 Notes and we repaid in full the $325 million October 2012 Notes, whereas in 2011 we used $500 million to repay the April 2011 Notes.  During 2012, we repurchased 34.8 million shares for $449.2 million compared to 37.3 million shares for $604.5 million in 2011. In 2012, we paid shareholders cash dividends of $0.44 per share for a total of $294.1 million, an increase from the $0.40 per share for a total of $277.9 million paid in 2011.
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
Sources of Liquidity
To cover seasonal fluctuations in cash flows and to support our various growth initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. We have a revolving credit

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. At the end of 2012, no borrowings were outstanding under the November 2014 Revolving Credit Facility. We also have various other lines of credit under which we may borrow a maximum of $309.9 million, and under which we had outstanding borrowings of $103.7 million and outstanding letters of credit of $0.2 million as of February 2, 2013, leaving $206.0 million of available credit at that date.
We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary but may not exceed 397 days from the date of issue. In 2012 we borrowed under our Commercial Paper Program to support our seasonal working capital requirements. In 2012, the weighted-average amount outstanding under the Commercial Paper Program was $7.3 million, with a weighted-average interest rate of 0.4%. At the end of 2012, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during 2012 was $100.0 million.
At February 2, 2013, we had approximately $2.54 billion in total cash and funds available through credit agreements, which consisted of $1.21 billion of available credit and $1.33 billion of cash and cash equivalents. Of the $1.33 billion in cash and cash equivalents, approximately $585 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements as of February 2, 2013, nor did we utilize any during 2012.
Contractual Obligations and Commercial Commitments
A summary, as of February 2, 2013, of balances available under our credit agreements and contractual obligations is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations and Commercial Commitments (1)(2)(7)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
January 2014 Notes (6)(8)	$—	$867,218	$867,218	$—	$—	$—
January 2018 Notes (6)	—	500,000	—	—	500,000	—
January 2023 Notes (6)	—	500,000	—	—	—	500,000
November 2014 Revolving Credit Facility	1,000,000	—	—	—	—	—
Lines of credit	205,965	103,734	103,734	—	—	—
Other notes and capital leases	—	8,241	3,973	3,159	564	545
Total (6)	$1,205,965	$1,979,193	$974,925	$3,159	$500,564	$500,545
Interest expense	—	$372,054	$120,179	$71,250	$71,250	$109,375
Operating leases (3)(4)	—	$4,128,870	$838,677	$1,347,870	$910,016	$1,032,307
Purchase obligations (4)(5)	—	$631,495	$475,540	$68,625	$29,784	$57,546

(1)
As of February 2, 2013, we had gross unrecognized tax benefits of $254.7 million, of which $242.9 million, if recognized, would affect the Company's tax rate, and an additional $37.7 million for gross accrued interest and penalties (see Note L - Income Taxes in the Notes to the Consolidated Financial Statements). At this time, we are unable to make a reasonable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

(2)
The above table excludes expected future contributions to our pension and post-retirement benefit plans. See Note N - Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for future details about these future contributions.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

(3)
The operating lease payments reported above do not include common area maintenance or real estate taxes, which are expected to approximate 25% to 28% of the related operating lease payments. Utility costs related to leased facilities have also been excluded from this table because the payments do not represent contractual obligations until the services have been provided. Future annual minimum payments include restructuring related obligations as of February 2, 2013.

(4)	Amounts include the contractual obligations of our discontinued operations.

(5)
Many of our purchase commitments may be cancelled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty but require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

(6)
The amounts represent the par value of our debt obligations. See Note H Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for information related to the carrying value of these obligations as of February 2, 2013.

(7)	As of February 2, 2013, Staples had open standby letters of credit totaling $111.1 million.

(8)	We plan to repay the remaining balance of the January 2014 Notes upon their maturity.
January 2018 Notes and January 2023 Notes: In January 2013, the Company issued $500 million aggregate principal amount of 2.75% senior notes due January 2018 (the "January 2018 Notes") and $500 million aggregate principal amount of 4.375% senior notes due January 2023 (the "January 2023 Notes", or collectively “the Notes”), for total net proceeds after the original issue discount and the underwriters' fees of approximately $991 million. The Notes were issued with original discounts at 99.727% and 99.808%, respectively. The Notes rank equally with all our other unsecured and unsubordinated indebtedness. The indenture governing the notes contains covenants that will limit the Company's ability to create certain liens and engage in certain sale and leaseback transactions.  The indenture does not limit the amount of debt that we or any of our subsidiaries may incur. Interest on these Notes is payable in cash on a semi-annual basis on January 12 and July 12 of each year.   The interest rate payable on the Notes will be subject to adjustments from time to time if Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades (or downgrades and subsequently upgrades) the rating assigned to the Notes.  We may redeem the Notes at any time at certain redemption prices specified in the indenture governing the Notes.   Upon the occurrence of both (a) a change of control of Staples, Inc., as defined in the indenture, and (b) a downgrade of the Notes below an investment grade rating by both of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, we will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes are not guaranteed by any of our subsidiaries.
January 2014 Notes:  On January 15, 2009, we issued $1.5 billion aggregate principal amount of notes due January 15, 2014 (the "January 2014 Notes"), with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, we received net proceeds, after the underwriting discount and estimated fees and expenses of $1.49 billion. In March 2010, we entered into an interest rate swap agreement to turn half of the January 2014 Notes into variable rate obligations, and the swap agreement was subsequently terminated in September 2011 (see Note J - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements). In January 2013, the Company repurchased approximately $632.8 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer, leaving $867.2 million aggregate principal balance still outstanding. The January 2014 Notes are not guaranteed by any of our subsidiaries (see Note H - Debt and Credit Agreements of the Notes to the Consolidated Financial Statements).
October 2012 Notes:  We repaid the $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”) on their maturity date of October 1, 2012. Upon repayment, we took the actions required under the applicable guarantee fall-away provisions to cause Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”) to be legally released from their guarantees of debt related to the January 2014 Notes, the November 2014 Revolving Credit Facility (as defined below) and the Commercial Paper Program (as defined below). The Guarantor Subsidiaries no longer guarantee repayment of our debt.
Revolving Credit Facility:  We have a revolving credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. At the end of 2012, no borrowings were outstanding under the November 2014 Revolving Credit Facility.
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
Commercial Paper Program:  Our commercial paper program ("Commercial Paper Program") allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary but may not exceed 397 days from the date of issue. During 2012 we borrowed under our Commercial Paper Program to support our seasonal working capital requirements. In 2012, the weighted-average amount outstanding under the Commercial Paper Program was $7.3 million, with a weighted-average interest rate of 0.4%. At the end of 2012, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during 2012 was $100.0 million.
Other Lines of Credit: We had $309.9 million in borrowing capacity under various other lines of credit as of February 2, 2013 with outstanding borrowings of $103.7 million and outstanding letters of credit of $0.2 million, leaving $206.0 million of available credit at that date.
There were no instances of default during 2012 under any of our debt agreements.
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
We expect a modest increase in capital spending in 2013 resulting from investments in our online businesses and our other strategic growth initiatives. We are not planning to open a significant number of new stores in 2013, but will instead continue to focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.
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
We paid quarterly dividends of $0.11 per share on April 12, 2012, July 12, 2012, October 18, 2012 and December 12, 2012, resulting in a total dividend payment of $294.1 million or $0.44 per share in 2012. We paid quarterly dividends of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment for 2011 of $277.9 million or $0.40 per share. We paid quarterly dividends of $0.09 per share on April 15, 2010, July 15, 2010, October 24, 2010 and January 13, 2011, resulting in a total dividend payment for 2010 of $258.7 million or $0.36 per share. While it is our intention to continue to pay quarterly cash dividends for 2013 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program that had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In 2012, we spent $449.2 million to repurchase 34.8 million shares under the 2011 Repurchase Plan. As of February 2, 2013, we have spent a total of $631.7 million to repurchase 47.4 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $868.3 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Inflation and Seasonality
While neither inflation nor deflation has had, nor do we expect them to have a material impact upon our consolidated operating results, we may see price increases in certain categories from time to time. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.
Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis and value at risk estimates.
Interest Rate Risk
At February 2, 2013, we had variable rate debt obligations of approximately $112.0 million. While variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on February 2, 2013 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $1.1 million additional pre-tax charge or credit to our statement of operations. In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of February 2, 2013.
Foreign Currency Risk
We are exposed to foreign exchange risks through our business operations and investments in subsidiaries in Canada, Europe, Australia, South America and Asia. The currencies for which we have the most significant exposure to exchange rate fluctuations include the Canadian Dollar, the Euro, the British Pound Sterling and the Australian Dollar.
Revenue and expense transactions in our foreign subsidiaries are primarily denominated in the respective local currencies. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Conversely, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While the matching of local currency revenues and local currency expenses provides in effect a natural hedge, such matching does not completely reduce the foreign currency exchange rate exposure. Revenues from our foreign operations accounted for approximately 31% of consolidated revenues in 2012.
The conversion of our foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss) in stockholders' equity. In 2012, we recorded consolidated foreign currency translation losses of approximately $36.6 million. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities will result in a transaction gain or loss. In 2012, we recorded foreign currency transaction losses of approximately $3.1 million, which are recorded in Other income (expense), net in our consolidated statement of income.
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
In accordance with our risk management policies, we use derivative instruments on a limited basis to hedge our foreign currency exposures (see Note J - Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements). As of February 2, 2013, we have entered into Canadian dollar to fixed U.S. dollar currency forwards in order to hedge certain intercompany loans. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying loans.

Item 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.
We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2013

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,334,302	$1,264,149
Receivables, net	1,815,586	2,033,680
Merchandise inventories, net	2,314,058	2,431,845
Deferred income tax assets	218,899	305,611
Prepaid expenses and other current assets	346,773	255,535
Current assets of discontinued operations	170,819	—
Total current assets	6,200,437	6,290,820

Property and equipment:
Land and buildings	1,015,225	1,034,983
Leasehold improvements	1,300,258	1,330,373
Equipment	2,625,949	2,462,351
Furniture and fixtures	1,088,669	1,084,358
Total property and equipment	6,030,101	5,912,065
Less: Accumulated depreciation	4,066,926	3,831,704
Net property and equipment	1,963,175	2,080,361

Intangible assets, net of accumulated amortization	384,609	449,781
Goodwill	3,221,162	3,982,130
Other assets	510,622	627,530
Total assets	$12,280,005	$13,430,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,896,040	$2,220,414
Accrued expenses and other current liabilities	1,405,752	1,414,721
Debt maturing within one year	987,161	439,143
Current liabilities of discontinued operations	129,672	—
Total current liabilities	4,418,625	4,074,278

Long-term debt, net of current maturities	1,001,943	1,599,037
Other long-term obligations	723,343	735,094

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 932,246,614 and 669,182,785 shares at February 2, 2013 and 922,126,579 shares and 695,743,547 shares at January 28, 2012, respectively	559	553
Additional paid-in capital	4,711,113	4,551,299
Accumulated other comprehensive loss	(388,773)	(319,743)
Retained earnings	6,694,207	7,199,060
Less: Treasury stock at cost, 263,063,829 shares at February 2, 2013 and 226,383,032 shares at January 28, 2012	(4,888,953)	(4,416,018)
Total Staples, Inc. stockholders’ equity	6,128,153	7,015,151
Noncontrolling interests	7,941	7,062
Total stockholders’ equity	6,136,094	7,022,213
Total liabilities and stockholders’ equity	$12,280,005	$13,430,622
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Sales	$24,380,510	$24,664,752	$24,135,253
Cost of goods sold and occupancy costs	17,889,249	17,974,884	17,600,006
Gross profit	6,491,261	6,689,868	6,535,247
Operating expenses:
Selling, general and administrative	4,884,284	4,991,195	4,832,444
Impairment of goodwill and long-lived assets	810,996	—	—
Amortization of intangibles	78,900	64,902	61,689
Integration and restructuring costs	207,016	—	57,765
Total operating expenses	5,981,196	5,056,097	4,951,898

Operating income	510,065	1,633,771	1,583,349

Other (expense) income:
Interest income	5,340	7,370	7,397
Interest expense	(162,477)	(173,394)	(214,410)
Loss on early extinguishment of debt	(56,958)	—	—
Other income (expense), net	(30,547)	(3,103)	(9,799)
Income from continuing operations before income taxes	265,423	1,464,644	1,366,537
Income tax expense	426,270	477,247	467,577
(Loss) income from continuing operations, including the portion attributable to the noncontrolling interests	(160,847)	987,397	898,960
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(49,978)	(3,564)	(10,391)
Consolidated net (loss) income	(210,825)	983,833	888,569
(Loss) income attributed to the noncontrolling interests	(119)	(823)	6,621
(Loss) income attributed to Staples, Inc.	$(210,706)	$984,656	$881,948

Amounts attributable to Staples, Inc.
(Loss) income from continuing operations	$(160,728)	$988,220	$892,339
Loss from discontinued operations	(49,978)	(3,564)	(10,391)
(Loss) income attributed to Staples, Inc.	$(210,706)	$984,656	$881,948

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.42	$1.24
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.31)	$1.42	$1.23
Diluted Earnings per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.40	$1.22
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.31)	$1.40	$1.21

Dividends declared per common share	$0.44	$0.40	$0.36
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Consolidated net (loss) income	$(210,825)	$983,833	$888,569

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	36,602	(191,972)	2,383
Changes in the fair value of derivatives, net	2,022	(1,505)	(9,469)
Deferred pension and other post-retirement benefit costs, net	(106,656)	(27,520)	2,114
Other comprehensive loss, net of tax	(68,032)	(220,997)	(4,972)

Consolidated comprehensive (loss) income	(278,857)	762,836	883,597
Comprehensive income attributed to noncontrolling interests	879	990	9,245
Comprehensive (loss) income attributed to Staples, Inc.	$(279,736)	$761,846	$874,352

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar and Share Amounts in Thousands)

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Balances at January 30, 2010	728,665	$538	$4,379,942	$(89,337)	$5,869,138	$(3,388,395)	$83,054	$6,854,940
Issuance of common stock for stock options exercised	2,948	2	40,563	—	—	—	—	40,565
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	6,104	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	146,879	—	—	—	—	146,879
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	2,743	2	44,862	—	—	—	—	44,864
Net income for the year	—	—	—	—	881,948	—	6,621	888,569
Common stock dividend	—	—	—	—	(258,746)	—	—	(258,746)
Foreign currency translation adjustments	—	—	—	333	—	—	2,050	2,383
Changes in the fair value of derivatives (net of taxes of $7.5 million)	—	—	—	(10,043)	—	—	574	(9,469)
Deferred pension and other post-retirement benefit costs (net of taxes of $7.5 million)	—	—	—	2,114	—	—	—	2,114
Repurchase of common stock	(19,547)	—	—	—	—	(398,582)	—	(398,582)
Purchase of noncontrolling interest	—	—	(275,767)	—	—	—	(84,828)	(360,595)
Other	—	—	(1,741)	—	—	—	—	(1,741)
Balances at January 29, 2011	720,913	$545	$4,334,735	$(96,933)	$6,492,340	$(3,786,977)	$7,471	$6,951,181

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Issuance of common stock for stock options exercised	3,251	$2	$25,887	$—	$—	$—	$—	$25,889
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	6,595	4	(4)	—	—	—	—	—
Tax benefit on exercise of options	—	—	1,805	—	—	—	—	1,805
Stock-based compensation	—	—	151,822	—	—	—	—	151,822
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	3,830	2	47,975	—	—	—	—	47,977
Net income (loss) for the year	—	—	—	—	984,656	—	(823)	983,833
Common stock dividend	—	—	—	—	(277,936)	—	—	(277,936)
Foreign currency translation adjustments	—	—	—	(193,785)	—	—	1,813	(191,972)
Changes in the fair value of derivatives (net of taxes of $1.4 million)	—	—	—	(1,505)	—	—	—	(1,505)
Deferred pension and other post-retirement benefit costs (net of taxes of $0.9 million)	—	—	—	(27,520)	—	—	—	(27,520)
Repurchase of common stock	(38,846)	—	—	—	—	(629,041)	—	(629,041)
Purchase of noncontrolling interest	—	—	(8,602)	—	—	—	(1,398)	(10,000)
Other	—	—	(2,319)	—	—	—	(1)	(2,320)
Balances at January 28, 2012	695,744	$553	$4,551,299	$(319,743)	$7,199,060	$(4,416,018)	$7,062	$7,022,213
Issuance of common stock for stock options exercised	2,008	1	3,670	—	—	—	—	3,671
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	3,637	2	(2)	—	—	—	—	—
Tax benefit on exercise of options	—	—	185	—	—	—	—	185
Stock-based compensation	—	—	117,813	—	—	—	—	117,813
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	4,476	3	46,319	—	—	—	—	46,322
Net loss for the year	—	—	—	—	(210,706)	—	(119)	(210,825)
Common stock dividend	—	—	—	—	(294,147)	—	—	(294,147)
Foreign currency translation adjustments	—	—	—	35,604	—	—	998	36,602
Changes in the fair value of derivatives (net of taxes of $1.0 million)	—	—	—	2,022	—	—	—	2,022
Deferred pension and other post-retirement benefit costs (net of taxes of $35.5 million)	—	—	—	(106,656)	—	—	—	(106,656)
Repurchase of common stock	(36,681)	—	—	—	—	(472,935)	—	(472,935)
Purchase of noncontrolling interest	—	—	(7,910)	—	—	—	—	(7,910)
Other	—	—	(261)	—	—	—	—	(261)
Balances at February 2, 2013	669,183	$559	$4,711,113	$(388,773)	$6,694,207	$(4,888,953)	$7,941	$6,136,094
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Operating Activities:
Consolidated net (loss) income, including (loss) from the noncontrolling interests	$(210,825)	$983,833	$888,569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	408,413	417,154	437,174
Amortization of intangible assets	78,900	64,902	61,689
Impairment of goodwill and long-lived assets	810,996	—	—
Stock-based compensation	117,813	151,822	146,879
Excess tax benefits from stock-based compensation arrangements	(185)	(1,805)	—
Deferred income tax expense	112,148	6,706	172,630
Loss on early extinguishment of debt	56,958	—	—
Loss related to equity method investment	26,211	—	—
Other	7,208	4,452	5,418
Changes in assets and liabilities:
Decrease (increase) in receivables	122,628	(73,670)	(95,656)
Decrease (increase) in merchandise inventories	87,246	(82,343)	(46,450)
(Increase) decrease in prepaid expenses and other assets	(48,145)	123,660	(70,600)
(Decrease) increase in accounts payable	(260,263)	23,677	63,305
Decrease in accrued expenses and other liabilities	(111,246)	(117,389)	(191,917)
Increase in other long-term obligations	21,331	75,476	75,450
Net cash provided by operating activities	1,219,188	1,576,475	1,446,491

Investing Activities:
Acquisition of property and equipment	(349,574)	(383,654)	(408,889)
Proceeds from the sale of property and equipment	9,500	—	—
Acquisition of businesses, net of cash acquired	(1,941)	—	(63,066)
Net cash used in investing activities	(342,015)	(383,654)	(471,955)

Financing Activities:
Proceeds from the exercise of stock options and the sale of stock under employee stock purchase plans	49,993	73,866	85,429
Proceeds from borrowings	1,087,843	301,843	201,566
Payments on borrowings	(485,554)	(820,631)	(207,478)
Early settlement of debt	(689,740)	—	—
Purchase of noncontrolling interest	(7,910)	(10,000)	(360,595)
Cash dividends paid	(294,147)	(277,936)	(258,746)
Excess tax benefits from stock-based compensation arrangements	185	1,805	—
Repurchase of common stock	(472,935)	(629,041)	(398,582)
Net cash used in financing activities	(812,265)	(1,360,094)	(938,406)
Effect of exchange rate changes on cash and cash equivalents	5,245	(29,835)	9,308
Net increase (decrease) in cash and cash equivalents	70,153	(197,108)	45,438
Cash and cash equivalents at beginning of period	1,264,149	1,461,257	1,415,819
Cash and cash equivalents at end of period	$1,334,302	$1,264,149	$1,461,257
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies
Nature of Operations: Staples, Inc. and subsidiaries ("Staples" or "the Company") pioneered the office products superstore concept and is the world's leading office products company. Staples has three reportable segments: North American Stores & Online, North American Commercial, and International Operations. The North American Stores & Online segment consists of the U.S. and Canadian businesses that sell office products and services through retail stores and Staples.com. The North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of business units that operate stores and that sell and deliver office products and services directly to customers in 23 countries in Europe, Australia, South America and Asia.
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
The operations of the Company's European Printing Systems Division business (“PSD”), which was acquired in 2008 in conjunction with the Corporate Express N.V. ("Corporate Express") acquisition, are being presented as a discontinued operation in the consolidated statement of income for all periods presented. The assets and liabilities comprising the PSD disposal group meet the criteria to be classified as held-for-sale and are being aggregated and presented as current assets and liabilities from discontinued operations in the consolidated balance sheet for the current period. See Note D - Discontinued Operations for additional information regarding these discontinued operations. Unless otherwise stated, any reference to the consolidated statement of income items in the notes to the consolidated financial statements refers to results from continuing operations.
Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013, fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012 and fiscal year 2010 ("2010") consisted of the 52 weeks ended January 29, 2011.
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
Receivables:  Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.36 billion at February 2, 2013 and $1.49 billion at January 28, 2012. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.
An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at February 2, 2013 and January 28, 2012 was $33.5 million and $46.0 million, respectively.
Other non-trade receivables were $485.6 million at February 2, 2013 and $591.5 million at January 28, 2012 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories and reimbursement of incremental costs, such as advertising, are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold.
Merchandise Inventories:  Merchandise inventories are valued at the lower of weighted-average cost or market value. The Company reserves for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions.
Accounts Payable: The Company has agreements with third parties to provide accounts payable tracking and payment services which facilitate participating suppliers' ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company has no economic interest in the sale of these receivables. The Company's obligations to its suppliers, including amounts

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

due and scheduled payment dates, are not impacted by suppliers' decisions to finance amounts under these arrangements.  The Company presents these obligations as trade accounts payable.
    Property and Equipment:  Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-7 years. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements. Asset retirement obligations are recognized when incurred and the related cost is amortized over the remaining useful life of the related asset.
Lease Acquisition Costs:  Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 5 to 40 years. Lease acquisition costs, net of accumulated amortization, at February 2, 2013 and January 28, 2012 were $16.2 million and $20.0 million, respectively.
Impairment of Goodwill:  The Company reviews goodwill for impairment annually, in the fourth quarter, and when events or changes in circumstances indicate that the carrying value of goodwill might exceed its current fair value. The Company determines fair value using discounted cash flow analysis, which requires significant management assumptions and estimates regarding industry economic factors and the future profitability of the Company's businesses. It is the Company's policy to allocate goodwill and conduct impairment testing at a reporting unit level based on its most current business plans, which reflect changes the Company anticipates in the economy and the industry. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and generally defines such reporting units at the operating segment level or one level below.
Fair Value of Financial Instruments:  Accounting Standards Codification ("ASC") Topic 820 Fair Value Measurement (ASC 820) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).
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
Exit and Disposal Activities: The Company's policy is to recognize costs associated with exit and disposal activities, including restructurings, when a liability has been incurred. Employee termination costs associated with ongoing benefit arrangements are accrued when the obligations are considered probable and can be reasonably estimated, while costs associated with one-time benefit arrangements generally are accrued when the key terms of the arrangement have been communicated to the affected employees. Costs related to ongoing lease obligations for vacant facilities are recognized once the Company has ceased using the facility, and the related liability is recorded net of estimated future sublease income. Payments made to terminate a lease agreement prior to the end of its term are typically accrued when notification is given to the landlord. For property and equipment that the Company expects to retire at the time of a facility closing, the Company evaluates whether the assets are impaired on a held for use basis and reassesses the assets' estimated remaining useful lives.
Revenue Recognition:  Revenue is recognized at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. The Company offers its customers various coupons, discounts and rebates, which are treated as a reduction of revenue.
Sales of extended service plans are administered by either an unrelated third-party or by the Company. The unrelated third-party is the legal obligor in most of the areas they administer, and accordingly bears all performance obligations and risk of loss related to the service plans sold in such areas. In these areas, Staples recognizes net commission revenue at the time of sale for the service plans. In certain areas where Staples is the legal obligor, the revenues associated with the sale are deferred and recognized over the life of the service contract, which is typically one to five years.
Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Advertising:  Staples expenses the costs of producing an advertisement the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $19.5 million at February 2, 2013 and January 28, 2012. The cost of communicating an advertisement is expensed when the communication occurs. Total advertising and marketing expense was $533.6 million, $582.6 million and $560.5 million for 2012, 2011 and 2010, respectively.
Stock-Based Compensation:  The Company accounts for stock-based compensation in accordance with ASC Topics 505 Equity and 718 Stock Compensation. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using a binomial valuation model. Stock-based compensation for restricted shares is measured based on the closing market price of the Company's common stock price on the date of grant, less the present value of dividends expected to be paid on the underlying shares but foregone during the vesting period. The Company recognizes stock-based compensation costs as expense on a straight-line basis over the requisite service period.
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
Foreign Currency:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in another currency. Foreign currency transaction gains (losses) were $(3.1) million, $0.5 million and $(7.6) million for 2012, 2011 and 2010, respectively. These amounts are included in Other income (expense), net.
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
The Company accounts for uncertain tax provisions in accordance with ASC Topic 740 Income Taxes. These provisions require companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any benefit can be recorded in the financial statements. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Recently Adopted Accounting Pronouncements
In May 2011, a pronouncement was issued providing consistent definitions and disclosure requirements of fair value with respect to U.S. GAAP and International Financial Reporting Standards. The pronouncement changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 measurements. The changes were effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
In June 2011, a pronouncement was issued that amended the guidance relating to the presentation of comprehensive income and its components. The pronouncement eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance required changes in presentation only and therefore did not have a significant impact on the Company's consolidated financial statements.
In September 2011, a pronouncement was issued that amended the guidance for goodwill impairment testing. The pronouncement allows the entity to perform an initial qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test that is otherwise required to be performed annually. The methodology for how goodwill is calculated, assigned to reporting units, and the application of the two step goodwill impairment test have not been revised. The pronouncement is effective for fiscal years beginning after December 15, 2011, and only applies to the required annual test for impairment, not to interim testing or reviews for potential impairment indicators. The Company adopted this pronouncement on January 29, 2012. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
Note B — Restructuring Charges
In September 2012, the Company announced a strategic plan (the “Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the Plan include more fully integrating the Company's retail and online offerings, restructuring its International Operations segment and improving the productivity of its stores in North America. Pursuant to the Plan, during 2012 the Company took the following actions:

▪	closed 46 retail stores in Europe and accelerated the closure of 15 retail stores in the United States;

▪	closed and consolidated certain sub-scale delivery businesses in Europe;

▪	announced its intent to pursue the sale of PSD;

▪	reorganized certain general and administrative functions in Europe; and

▪	rebranded its business in Australia from the Corporate Express tradename to the Staples tradename (see Note C - Goodwill and Long-Lived Assets).

As a result of the actions taken under the Plan, during 2012 the Company recorded pre-tax restructuring charges of $207.0 million related to continuing operations, including $106.4 million for ongoing lease obligations related to facility closures, $75.6 million for severance and benefit costs, and $24.9 million for other associated costs. Of these amounts, approximately $177 million relates to the Company's International Operations segment and approximately $30 million relates to the North American Stores & Online segment. The Company does not expect to incur material costs in the future in connection with the Plan. The Company expects to substantially complete the actions required under the Plan by the end of fiscal 2013.
    Also during 2012, the Company recorded a pre-tax charge of $20.1 million primarily for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD, which is included in Loss from discontinued operations, net of income taxes (see Note D - Discontinued Operations). The Company does not expect to incur additional restructuring charges in the future for PSD in connection with the Plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The table below shows the restructuring charges recorded during 2012 and the related liability balances as of February 2, 2013 for each major type of cost associated with the Plan (in thousands):

	Continuing Operations				Discontinued Operations
	Contractual Obligation	Employee Related	Other	Total	Employee Related
Accrued restructuring balance as of January 28, 2012	$—	$—	$—	$—	$—
Charges	106,438	75,630	24,948	207,016	20,064
Adjustments	—	—	—	—	—
Cash Payments	(5,813)	(8,892)	(8,346)	(23,051)	(8,893)
Non-cash relief of accrual	—	—	(10,323)	(10,323)	—
Foreign currency translations	1,936	1,521	166	3,623	582
Accrued restructuring balance as of February 2, 2013	$102,561	$68,259	$6,445	$177,265	$11,753
The Company expects that payments related to employee related liabilities will be substantially completed by the end of fiscal 2013. The Company anticipates payments related to facility lease obligations will be substantially complete by fiscal year 2026.
For the accrued restructuring liabilities related to continuing operations, $30.5 million of the contractual obligations and all of the employee-related and other obligations are included within Accrued expenses and other current liabilities and $72.0 million of the contractual obligations are included in Other long-term obligations in the Company's consolidated balance sheet as of February 2, 2013. For discontinued operations, all liabilities are classified within Current liabilities of discontinued operations.
The restructuring charges related to continuing operations are presented within Integration and restructuring costs in the Company's consolidated statements of income. The table below summarizes how the $207.0 million of restructuring charges related to continuing operations would have been allocated if the Company had recorded the expenses within the functional department of the restructured activities (in thousands):

Fiscal Year Ended
February 2, 2013
Cost of goods sold and occupancy costs	$118,693
Selling, general and administrative	88,323
Total	$207,016

As a result of the closure of the 46 retail stores in Europe and the 15 retail stores in the United States and the consolidation of certain sub-scale delivery businesses in Europe, the Company incurred long-lived asset impairment charges of $34.7 million in 2012 (see Note C - Goodwill and Long-Lived Assets).
Note C - Goodwill and Long-Lived Assets

Goodwill

As described in Note A - Summary of Significant Accounting Policies, the Company reviews goodwill for impairment annually during its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During 2012, the Company continued to monitor its European businesses, which the Company had disclosed were at risk for impairment. With the continued political and economic instability in Europe, recent history of declining sales and profits for its businesses in that region, a sustained decline of its stock price and revised short-term and long-term outlooks for its European businesses, the Company determined in its third fiscal quarter that sufficient indicators of impairment existed to require an interim goodwill impairment analysis for its Europe Retail and Europe Catalog reporting units, both of which are included in the Company's International Operations segment.

In September 2012, management presented, and the Board of Directors approved, a strategic plan to accelerate growth

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

across the Company and to reposition its operations and stem losses in Europe. In connection with the development of this plan, the Company analyzed each of its European businesses in light of ongoing industry trends, economic conditions, and long-term sales and profit projections. The Company's management and board of directors concluded a strategic shift in the business was crucial to Staples' long-term business prospects in Europe. As a result, the Company made strategic decisions and announced a plan to restructure the Company's operations in Europe (see Note B - Restructuring Charges), divest its printing systems division and more fully integrate its retail and online offerings.

The outcome of this strategic review in the third quarter was significant changes in the long-range financial projections for Europe Retail and Europe Catalog compared with previous projections. The Company now projects long-term sales declines in its Europe Retail business, stemming from a decision, in light of industry trends, to allocate more resources and capital to the expansion of online capabilities. The Company also projects declines in its legacy Europe Catalog business, which is projected to be replaced with the growing, but slightly less profitable, online business. Based on the results of the impairment testing, the Company recorded impairment charges of $303.3 million and $468.1 million related to Europe Retail and Europe Catalog in the third quarter 2012, respectively.

To derive the fair value of these reporting units, the Company used the income approach, specifically the discounted cash flow ("DCF") method, which incorporates significant estimates and assumptions made by management which, by their nature, are characterized by uncertainty. The key assumptions impacting the valuation included:

•
The Company's financial projections for these reporting units, which are based on management's assessment of regional and macroeconomic variables, industry trends and market opportunities, and the Company's strategic objectives and future growth plans.

•
The projected terminal value for each reporting unit, which represents the present value of projected cash flows beyond the last period in the discounted cash flow analysis.  The terminal value reflects the Company's assumptions related to long-term growth rates and profitability, which are based on several factors including local and macroeconomic variables, market opportunities, and future growth plans.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data as well as the Company's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Company's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Based on the results of the first step in the impairment test, the Company determined that the carrying values of Europe Retail and Europe Catalog exceeded their respective fair values, and accordingly, the Company proceeded to step two of the impairment test.

In the second step, the Company assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two were primarily based on third-party appraisals and the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The property appraisals incorporate a significant amount of judgment on the part of the third-party valuation specialists regarding appropriate comparable properties and assessments of current market conditions, and the income approach valuations incorporate significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition, and profitability, appropriate market-based royalty rates and the discount rates. Based on the results of this second step, the Company recorded impairment charges of $303.3 million related to Europe Retail and $468.1 million related to Europe Catalog during the third quarter of 2012.

During the fourth quarter of 2012, the Company performed its annual goodwill impairment testing, and determined that no further impairment charges were required in 2012. The Company determined the fair value of its reporting units during this testing using the DCF method, as described above.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill during fiscal 2011 and 2012 are as follows (in thousands):

	Goodwill at January 29, 2011	2011 Net Additions	2011 Adjustments	Foreign Exchange Fluctuations	Goodwill at January 28, 2012
North American Commercial	$1,245,362	$1,776	$(2,104)	$—	$1,245,034
North American Stores & Online	630,435	—	(560)	(321)	629,554
International Operations	2,197,365	—	(3,515)	(86,308)	2,107,542
Consolidated	$4,073,162	$1,776	$(6,179)	$(86,629)	$3,982,130

	Goodwill at January 28, 2012	Impairment Charges	2012 Adjustments	Foreign Exchange Fluctuations	Goodwill at February 2, 2013
North American Commercial	$1,245,034	$—	$—	$—	$1,245,034
North American Stores & Online	629,554	—	(3,103)	222	626,673
International Operations	2,107,542	(771,493)	(414)	13,820	1,349,455
Consolidated	$3,982,130	$(771,493)	$(3,517)	$14,042	$3,221,162
There were no accumulated goodwill impairment charges as of the beginning of 2012.
Long-Lived Assets
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
During 2012, the Company closed 46 retail stores in Europe and 15 retail stores in the United States and consolidated several sub-scale delivery businesses in Europe (see Note B - Restructuring Charges). As a result of these planned actions, the Company recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Stores and Online segments, respectively, primarily relating to leasehold improvements and company-owned facilities.
See Note I - Fair Value Measurements for disclosures related to fair value measurements incorporated in the calculations of the goodwill and long-lived asset impairment charges.
Also during 2012, the Company rebranded its Australian business, a component of the Company's International Operations segment, pursuant to which the Company accelerated the transition from the legacy Corporate Express tradename to the exclusive use of the Staples brand name. As a result, the Company accelerated the remaining amortization totaling $20.0 million in 2012. This amount was recorded in Amortization of intangibles in the consolidated statement of income. Prior to the decision to rebrand this business, the carrying value of the tradename was scheduled to be amortized through the end of the Company's fiscal year 2014.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company's intangible assets are amortized over their estimated useful lives and are summarized below (in thousands):

	Weighted Average Amortization Period	February 2, 2013			January 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12.3 years	$680,846	$(305,245)	$375,601	$678,608	$(260,870)	$417,738
Tradenames	15.9 years	208,449	(199,441)	9,008	248,714	(216,671)	32,043
Total	12.4 years	$889,295	$(504,686)	$384,609	$927,322	$(477,541)	$449,781
Estimated future amortization expense associated with the intangible assets at February 2, 2013 is as follows (in thousands):

Fiscal Year	Total
2013	$55,120
2014	54,888
2015	53,324
2016	48,290
2017	47,126
Thereafter	125,861
$384,609

Note D — Discontinued Operations

In September 2012, the Company announced its commitment to pursue the sale of PSD, a component of the Company's International Operations segment, which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. The Company is actively marketing the business and currently expects to complete the sale within one year of this announcement. The Company does not plan to have continued involvement in the operations of PSD after the completion of the sale, and subsequent to the sale, all cash flows related to PSD are expected to be eliminated from the Company's consolidated financial statements. Accordingly, the Company has presented PSD's results of operations as discontinued operations in its consolidated statement of income for all periods presented.

The Company has classified certain assets and liabilities of PSD as a disposal group and accounted for the group as held-for-sale in the Company's consolidated balance sheet as of February 2, 2013. Given that the Company expects to complete the sale within one year, the Company has presented the disposal group within current assets and current liabilities on the consolidated balance sheet.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the carrying amounts of the major classes of the assets and liabilities included in the disposal group as of February 2, 2013 (in thousands):

February 2, 2013

ASSETS
Receivables, net	$108,011
Merchandise inventories, net	41,218
Deferred income tax assets	3,946
Prepaid expenses and other current assets	8,851
Non-current assets	8,793
Total assets of discontinued operations	$170,819

LIABILITIES
Accounts payable	$74,920
Accrued expenses and other current liabilities	35,847
Debt maturing within one year	2,528
Other long-term obligations	16,377
Total liabilities of discontinued operations	$129,672
In connection with the Company's ongoing efforts to sell PSD, the Company incurred restructuring charges of approximately $20.1 million in 2012 for employee severance and benefit costs associated with a plan to restructure PSD's operations. The Company also incurred $4.5 million of incremental tax expense in 2012 related to the planned sale. These charges are included in Loss from discontinued operations, net of income taxes in the consolidated statement of income.

The consolidated statements of income for 2012, 2011 and 2010 include certain indirect corporate overhead costs in Selling, general and administrative which had previously been allocated to PSD. These indirect corporate overhead costs do not qualify for classification within discontinued operations and, therefore, continue to be included in Selling, general and administrative in continuing operations on the consolidated statement of income.

The following table details PSD's results of operations for 2012, 2011 and 2010, which have been reported in discontinued operations (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Sales	$291,428	$357,440	$409,860

Restructuring Charges	20,064	—	—

Loss from discontinued operations, before income taxes	(51,074)	(5,503)	(9,942)
Income tax (benefit) expense	(1,096)	(1,939)	449
Loss from discontinued operations, net of income taxes	$(49,978)	$(3,564)	$(10,391)
Note E — Business Combinations and Acquisition of Noncontrolling Interest
ASC Topic 805 Business Combinations requires that companies record acquisitions using the acquisition method of accounting. Accordingly, the purchase price is assigned to the tangible assets and liabilities and identifiable intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill. Purchased intangibles with finite lives are amortized over their respective useful lives.
With the acquisition of Corporate Express in July 2008, the Company acquired more than 99% of the capital stock of Corporate Express and became approximately a 59% shareholder of Corporate Express Australia Limited ("Corporate Express Australia"), a public company traded on the Australian Securities Exchange. In September 2010, through a compulsory acquisition

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

process, the Company acquired the final outstanding shares of Corporate Express Australia for cash consideration of AUD $5.60 per share, bringing the Company's ownership of this business to 100% for an aggregate purchase price of approximately AUD $407 million (approximately $361 million).
The Company also worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. However, in October 2011, after a long and cumbersome process, Staples withdrew the squeeze out proceedings. Subsequent to the withdrawal of these proceedings, the Company has paid an aggregate of €13.1 million (approximately $17.2 million) to acquire additional shares in Corporate Express through private transactions, bringing its current ownership to approximately 99.98%.
The purchases of the additional shares were accounted for in accordance with ASC Topic 810 Noncontrolling Interest in Consolidated Financial Statements as an equity transaction, by adjusting the carrying amount of the noncontrolling interest to reflect the change in the Company's ownership interest in Corporate Express and Corporate Express Australia. The purchase of the noncontrolling interest is reflected as a financing cash outflow in the consolidated statement of cash flows.
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
Note F — Acquisition Reserves
In connection with the Company's acquisition of Corporate Express, acquisition reserves of $181.0 million were established. The activity related to this reserve (in thousands) for fiscal 2011 and 2012 is as follows:

	Balance as of January 29, 2011	Utilization	Adjustments	Foreign Exchange Fluctuations	Balance as of January 28, 2012
Transaction costs	$543	$(119)	$(424)	$—	$—
Severance	11,793	(3,911)	(5,231)	(960)	1,691
Facility closures	20,287	(3,898)	(600)	(28)	15,761
Other	9,344	(699)	(2,180)	(125)	6,340
Total	$41,967	$(8,627)	$(8,435)	$(1,113)	$23,792

	Balance as of January 28, 2012	Utilization	Adjustments	Foreign Exchange Fluctuations	Balance as of February 2, 2013
Severance	$1,691	$(306)	$—	$52	$1,437
Facility closures	15,761	(10,768)	(5,000)	7	—
Other	6,340	(2,320)	(414)	(402)	3,204
Total	$23,792	$(13,394)	$(5,414)	$(343)	$4,641
The acquisition reserve balances shown above are included within Accrued expenses and other current liabilities in the Company's consolidated balance sheets.
Note G — Accrued Expenses and Other Current Liabilities
The major components of Accrued expenses and other current liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Taxes	$288,264	$320,861
Employee related	351,910	402,058
Acquisition and restructuring reserves	127,758	49,549
Advertising and marketing	97,992	101,023
Other	539,828	541,230
Total	$1,405,752	$1,414,721

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note H — Debt and Credit Agreements
The major components of the Company's outstanding debt are as follows (in thousands):

	February 2, 2013	January 28, 2012
October 2012 Notes	$—	$332,617
January 2014 Notes	879,454	1,525,003
January 2018 Notes	498,635	—
January 2023 Notes	499,040	—
Other lines of credit	103,734	170,745
Capital lease obligations and other notes payable	8,241	9,815
	1,989,104	2,038,180
Less: current portion	(987,161)	(439,143)
Net long-term debt	$1,001,943	$1,599,037
Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2013	$974,925
2014	2,809
2015	350
2016	316
2017	500,248
Thereafter	500,545
$1,979,193
Unamortized gain related to hedge of January 2014 Notes	12,236
Original issue discounts on January 2018 Notes and January 2023 Notes	(2,325)
$1,989,104
Future minimum lease payments under capital leases of $2.7 million are included in aggregate annual maturities shown above. Staples entered into no new capital lease obligations in 2012 or 2011.
Interest paid by Staples totaled $171.6 million, $184.5 million and $210.9 million for 2012, 2011 and 2010, respectively. There was no interest capitalized in 2012, 2011 and 2010.
January 2018 Notes and January 2023 Notes: In January 2013, the Company issued $500 million aggregate principal amount of 2.75% senior notes due January 2018 (the "January 2018 Notes") and $500 million aggregate principal amount of 4.375% senior notes due January 2023 (the "January 2023 Notes", or collectively “the Notes”), for total net proceeds after the original issue discount and the underwriters' fees of $991.4 million. The Notes were issued with original discounts at 99.727% and 99.808%, respectively. The Notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness. The indenture governing the notes contains covenants that will limit the Company's ability to create certain liens and engage in certain sale and leaseback transactions.  The indenture does not limit the amount of debt that the Company or any of the Company's subsidiaries may incur. Interest on these Notes is payable in cash on a semi-annual basis on January 12 and July 12 of each year.   The interest rate payable on the Notes will be subject to adjustments from time to time if Moody's Investors Service, Inc. or Standard & Poor's Ratings Services downgrades (or downgrades and subsequently upgrades) the rating assigned to the Notes.  The Company may redeem the Notes at any time at certain redemption prices specified in the indenture governing the Notes.   Upon the occurrence of both (a) a change of control of Staples, Inc., as defined in the indenture, and (b) a downgrade of the Notes below an investment grade rating by both of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the Company will be required to make an offer to purchase the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes are not guaranteed by any of the Company's subsidiaries.
During 2012, the Company entered into a series of interest rate swap agreements for an aggregate notional amount of $325.0 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and January 2023 Notes. Upon issuance of the Notes in January 2013, the Company terminated these swaps realizing a gain of $1.3 million. Of this amount, $0.7 million will be amortized to interest expense over the terms of the Notes and $0.6 million was recognized as a gain in Other (expense) income in the consolidated statement of income in 2012 due to ineffectiveness associated with these cash flow hedges.
January 2014 Notes:  On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes due January 15, 2014 (the "January 2014 Notes"), with a fixed interest rate of 9.75% payable semi-annually on January 15 and July 15 of each year commencing on July 15, 2009. From the sale of the January 2014 Notes, the Company received net proceeds, after the underwriters' fees, of $1.49 billion. The January 2014 Notes are not guaranteed by any of the Company's subsidiaries.
In March 2010, Staples entered into interest rate swap agreements to turn half of the January 2014 Notes into variable rate obligations. The swap agreements were subsequently terminated in September 2011 (see Note J - Derivative Instruments and Hedging Activities), with the Company realizing a gain of $30.3 million which is being amortized to interest expense over the remaining term of the hedged portion of the January 2014 Notes.
In January 2013, the Company repurchased approximately $632.8 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer leaving $867.2 million aggregate principal balance still outstanding.  As a result of this tender offer, the Company incurred a pre-tax loss on early extinguishment of debt of $57.0 million in 2012, which primarily includes debt tender premiums. This loss is included within Loss on early extinguishment of debt on the consolidated statement of income. The Company also wrote off related unamortized debt issuance costs of $1.0 million to interest expense in 2012.  The tender offer period remained open until February 4, 2013, and on February 5, 2013, after the end of the Company's fiscal year, the Company paid an additional $0.3 million to repurchase January 2014 Notes and incurred a related loss on early settlement of $33.7 thousand.   These additional amounts will be recorded as an extinguishment of debt and a loss, respectively, in the first quarter of the Company's fiscal year 2013.
October 2012 Notes:  The Company repaid the $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”) on their maturity date of October 1, 2012. Upon repayment, the Company took the actions required under the applicable guarantee fall-away provisions to cause its subsidiaries Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”) to be legally released from their guarantees of debt related to the January 2014 Notes, the November 2014 Revolving Credit Facility (as defined below) and the Commercial Paper Program (as defined below). The Guarantor Subsidiaries are no longer legally guaranteeing the repayment of the debt; therefore, the Guarantor Subsidiaries note included in the Company's previous financial statement filings is no longer required.
Revolving Credit Facility:  To cover seasonal fluctuations in cash flows and to support the Company's various growth initiatives, the Company utilizes cash generated from operations and borrowings available under various credit facilities and a commercial paper program. The Company has a revolving credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. At the end of 2012, no borrowings were outstanding under the November 2014 Revolving Credit Facility.
Borrowings made pursuant to the November 2014 Revolving Credit Facility may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Borrowings made pursuant to the November 2014 Revolving Credit Facility will bear interest at various interest rates, depending on the type of borrowing, plus a percentage spread based on the Company's credit rating and fixed charge coverage ratio. Under the November 2014 Revolving Credit Facility, the Company agrees to pay a facility fee at rates that range from 0.15% to 0.35% per annum depending on the Company's credit rating and fixed charge coverage ratio. Amounts borrowed under the November 2014 Revolving Credit Facility may be repaid and reborrowed from time to time until November 4, 2014.
The November 2014 Revolving Credit Facility is unsecured and ranks pari passu with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2014 Revolving Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.
Commercial Paper Program:  The Company has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. The Company typically uses the proceeds from the Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. During 2012 the Company borrowed under the Commercial Paper Program to support its seasonal working capital requirements. Maturities

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

of the Notes vary but may not exceed 397 days from the date of issue. The Notes bear such interest rates, if interest bearing, or will be sold at such discount from their face amounts, as agreed upon from time to time by the dealers under the Commercial Paper Program and the Company. The Commercial Paper Program contains customary events of default with corresponding grace periods. In 2012, the weighted-average amount outstanding under the Commercial Paper Program was $7.3 million, with a weighted-average interest rate of 0.4%. At the end of 2012, there were no outstanding borrowings under the Commercial Paper Program. The maximum amount outstanding under the Commercial Paper Program during 2012 was $100.0 million.
Other Lines of Credit: The Company had $309.9 million in borrowing capacity under various other lines of credit as of February 2, 2013 with outstanding borrowings of $103.7 million and outstanding letters of credit of $0.2 million, leaving $206.0 million of available credit at that date.
There were no instances of default during 2012 under any of the Company's debt agreements.
Deferred Financing Fees
In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $4.8 million, $4.2 million and $6.3 million for 2012, 2011 and 2010, respectively. The amount for 2012 includes $1.0 million of accelerated amortization related to the early extinguishment of $632.8 million of the January 2014 Notes. At February 2, 2013, unamortized financing fees of $1.3 million were included in Prepaid expenses and other current assets and unamortized fees of $10.0 million were included in Other assets. At January 28, 2012, unamortized financing fees of $0.4 million were included in Prepaid expenses and other current assets and unamortized fees of $7.5 million were included in Other assets.

Note I - Fair Value Measurements

Recurring Fair Value Measurements

ASC Topic 820 Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities, and short-term debt approximate their carrying values because of their short-term nature.

The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note H - Debt and Credit Agreements) as of February 2, 2013 and January 28, 2012 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	February 2, 2013		January 28, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2014 Notes	879,454	940,009	1,525,003	1,721,490
January 2018 Notes	498,635	502,202	—	—
January 2023 Notes	499,040	496,369	—	—

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the Company’s assets and liabilities as of February 2, 2013 and January 28, 2012 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$585,479	$—	$—
Liabilities
Derivative liabilities	—	(20,153)	—

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$468,913	$—	$—
Liabilities
Derivative liabilities	—	(36,418)	—

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

The fair values of the assets in the Company's pension plans are described in detail in Note N - Pension and Other Post-Retirement Benefit Plans

Non-Recurring Fair Value Measurements

During 2012, the Company recognized goodwill impairment charges of $771.5 million and long-lived asset impairment charges of $39.5 million. These charges were based on fair value measurements derived using the income approach, specifically the discounted cash flow, relief from royalty, and multi-period excess earnings methods. The valuation methodologies incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. The charges were also based, in part, on property appraisals prepared by third-party valuation specialists. The appraisals incorporate a significant amount of judgment on the part of the valuation specialists regarding appropriate comparable properties and an assessment of current market conditions. The Company has also classified these measurements as Level 3 within the fair value hierarchy. Refer to Note C - Goodwill and Long-Lived Assets for further detailed information related to the significant unobservable inputs.

Note J — Derivative Instruments and Hedging Activities
Staples uses interest rate swap agreements, foreign currency swap and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting the underlying exposures related to the hedge.
All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings.  If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company's net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivative, nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.  There are no amounts excluded from the assessment of hedge effectiveness.
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
The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheet as of February 2, 2013 and January 28, 2012 (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	February 2, 2013	January 28, 2012
Liability derivatives:
Foreign currency forward	Other long-term liabilities	(9,967)	(21,974)
Foreign currency swaps	Other long-term liabilities	—	(14,353)
Total		$(9,967)	$(36,327)

The tables below present pre-tax gains and losses recognized in Other Comprehensive Income ("OCI") during 2012, 2011 and 2010 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands):

		Gain (loss) recognized in OCI			Gain (loss) reclassified into earnings			Location of gain (loss) recognized in earnings
Derivative Type	Hedge Designation	2012	2011	2010	2012	2011	2010
Interest rate swaps	Cash flow	$705	$—	$—	$—	$(300)	$—	Interest expense
Foreign currency swaps	Cash flow	—	—	—	—	948	—	Other expense
Foreign currency swaps	Net investment	(505)	(2,904)	(17,514)	—	—	—	—
Foreign currency forward	Net investment	2,795	—	—	—	—	—	—

Interest Rate Swaps: During 2012, Staples entered into a series of interest rate swap agreements for an aggregate notional amount of $325.0 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and the January 2023 Notes (see Note H - Debt and Credit Agreements). Upon issuance of these notes in January 2013, the Company terminated these swaps, realizing a gain of $1.3 million. Of this amount, $0.7 million will be amortized to interest expense over the terms of the January 2018 Notes and January 2023 Notes and $0.6 million was recognized as a gain in Other (expense) income in the consolidated statement of income in 2012 due to ineffectiveness associated with these cash flow hedges.
In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million which was recorded as an adjustment to the carrying value of the debt and is being amortized to interest expense over the remaining term of the January 2014 Notes. In January 2013, the Company repurchased approximately $632.8 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer (see Note H - Debt and Credit Agreements). The gain will continue to be amortized over the remaining term of the hedged portion of the January 2014 Notes.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Foreign Currency Swaps and Foreign Currency Forwards: In August 2007, the Company entered into a $300 million foreign currency swap that had been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. At January 28, 2012, the currency swap had an aggregate fair value loss of $14.4 million, which was included in Other long-term obligations. In 2012, the Company terminated these swaps, recognizing a loss of approximately $14.9 million which was recorded as a foreign currency translation loss within other comprehensive income. No amounts were included in the consolidated statements of income related to ineffectiveness associated with this net investment hedge.
In May 2011, the Company entered into a foreign currency swap designed to convert a $75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a cash flow hedge. No amounts were included in the consolidated statement of income in 2011 related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid 76.4 million Australian dollars and recognized a gain of $0.9 million.

In August 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a fair value hedge. Upon maturity of the agreement in October 2011, Staples paid AUD 76.4 million and recognized a loss of $4.1 million.

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
Also, in October 2011, the Company entered into a foreign currency swap designed to convert a 79.5 million intercompany loan denominated in Canadian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 1.32%. The agreement was accounted for as a fair value hedge. Upon maturity of the agreement in December 2011, Staples paid 79.5 million Canadian dollars and recognized a loss of $2.1 million.
In December 2011, the Company entered into foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will collect $720 million and will be obligated to pay 750 million Canadian dollars. The forward agreements are being accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of approximately $24.2 million which has been recorded within Other expense. During 2012 and 2011, gains (losses) of $12.2 million and $(22.0) million, respectively, were recognized in Other expense related to the outstanding portion of this fair value hedge. No amounts were included in the consolidated statements of income related to ineffectiveness associated with this fair value hedge. At February 2, 2013 and January 28, 2012, the outstanding portions of the foreign currency forward had fair value losses of $10.0 million and $22.0 million, respectively, which were included in other long-term obligations.

In 2012, the Company entered into a series of short-term foreign currency forwards with notional amounts of 150 million Canadian dollars that were designated as foreign currency hedges on Staples’ net investment in Euro-denominated subsidiaries. Upon settlement of these forwards, the Company recognized a net gain of $2.8 million in 2012 which was recorded as a foreign currency translation gain within other comprehensive income. No amounts were included in the consolidated statements of income related to ineffectiveness associated with these net investment hedges. These forwards were fully settled as of February 2, 2013.
Note K — Commitments and Contingencies
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Other long-term obligations at February 2, 2013 include $107.5 million relating to future rent escalation clauses and lease incentives under certain existing store operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail, distribution, fulfillment and support facilities (including restructured facilities, commitments related to discontinued operations, and lease commitments for three retail stores not yet opened at February 2, 2013) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2013	$838,677
2014	730,008
2015	617,862
2016	511,859
2017	398,157
Thereafter	1,032,307
$4,128,870
Future minimum lease commitments exclude the impact of $36.0 million of minimum rentals due under non-cancelable subleases.
Rent expense was $838.9 million, $839.6 million and $829.4 million for 2012, 2011 and 2010, respectively.
As of February 2, 2013, Staples had contractual purchase obligations that are not reflected in the Company's consolidated balance sheets totaling $631.5 million, which includes the obligations of discontinued operations. Many of the Company's purchase commitments may be cancelled by the Company without advance notice or payment and, accordingly, the Company has excluded such commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Expected payments related to such purchase obligations are as follows (in thousands):

Fiscal Year:	Total
2013	$475,540
2014 through 2015	68,625
2016 through 2017	29,784
Thereafter	57,546
$631,495
Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 2, 2013, Staples had open standby letters of credit totaling $111.1 million.
Legal Proceedings
The Company held a 39.49% investment interest in a joint venture in India. In July 2012, the shareholders representing the remaining interests in the joint venture purported to exercise put option rights they held under an option agreement, pursuant to which they had the right to require the Company to purchase their shares at fair market value. The Company disputed the valuations prepared to determine fair market value and pursued efforts in good faith to resolve its dispute with the shareholders. On February 2, 2013, the Company concluded its negotiations with the shareholders, terminated all agreements associated with the existing joint venture, and entered into a new franchising arrangement for future operations in India. The Company recorded a charge of $26.2 million in the fourth quarter of 2012 related to the satisfaction of all the Company's obligations related to the joint venture and in settlement of the aforementioned dispute.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

At the time the Corporate Express tender offer was fully settled on July 23, 2008, Staples had acquired more than 99% of the outstanding capital stock of Corporate Express. Staples worked diligently to acquire the remaining capital stock of Corporate Express by means of a compulsory judicial "squeeze out" procedure in accordance with the Dutch Civil Code. This squeeze out process turned out to be a long and cumbersome process, and in October 2011, Staples withdrew the squeeze out proceedings. Any additional payments Staples makes to purchase the remaining outstanding capital stock will be recorded in equity pursuant to ASC Topic 810 Noncontrolling Interest in Consolidated Financial Instruments.
In addition, from time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations or financial condition.
Note L — Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities, including those related to discontinued operations, are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred income tax assets:
Deferred rent	$39,410	$43,140
Foreign tax credit carryforwards	66,422	90,730
Net operating loss carryforwards	335,604	313,732
Capital loss carryforwards	20,388	18,598
Employee benefits	134,959	136,690
Merger related charges	6,750	15,072
Inventory	33,598	42,556
Insurance	38,588	39,375
Deferred revenue	52,025	82,724
Depreciation	29,652	12,205
Financing	31,220	42,954
Accrued expenses	21,475	22,145
Unrealized loss on hedge instruments	—	6,028
Other—net	58,997	26,756
Total deferred income tax assets	869,088	892,705
Total valuation allowance	(410,128)	(307,616)
Net deferred income tax assets	$458,960	$585,089
Deferred income tax liabilities:
Intangibles	$(124,951)	$(148,601)
Other—net	(2,043)	(4,616)
Total deferred income tax liabilities	(126,994)	(153,217)
Net deferred income tax assets	$331,966	$431,872
The deferred tax asset from tax loss carryforwards of $335.6 million represents approximately $1.29 billion of net operating loss carryforwards, $611.5 million of which are subject to expiration beginning in 2013. The remainder has an indefinite carryforward period. The deferred tax asset from foreign tax credit carryforwards of $66.4 million is subject to expiration beginning in 2018. The valuation allowance increased by $102.5 million during 2012, primarily due to the establishment of valuation allowances in certain foreign jurisdictions as a result of the restructuring of a portion of the Company's business operations and current year operating losses generated in foreign jurisdictions that the Company has determined are not more-likely-than-not realizable.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2012	2011	2010
Pretax income (loss):
United States	$1,027,547	$1,009,978	$877,936
Foreign	(762,124)	454,666	488,601
Income from continuing operations before income taxes	$265,423	$1,464,644	$1,366,537
The provision (benefit) for income taxes related to continuing operations consists of the following (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$240,230	$253,078	$142,282
State	43,661	59,877	49,797
Foreign	30,231	159,872	103,389
Deferred tax expense (benefit):
Federal	77,824	75,233	141,103
State	5,837	(4,666)	6,329
Foreign	28,487	(66,147)	24,677
Total income tax expense	$426,270	$477,247	$467,577
See Note D - Discontinued Operations for the losses from discontinued operations before income taxes and related income taxes reported in 2012, 2011 and 2010. All pre-tax income presented in discontinued operations is related to foreign operations.
A reconciliation of the federal statutory tax rate to Staples' effective tax rate on income from continuing operations is as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	12.1	2.6	3.3
Effect of foreign taxes	(3.3)	(5.1)	(8.0)
Tax credits	(0.8)	(0.5)	(0.4)
Italian tax refund (previously deemed uncollectible)	—	(1.4)	—
Goodwill impairment	82.5	—	—
Change in valuation allowance	37.1	0.5	2.2
Other	(2.0)	1.5	2.1
Effective tax rate	160.6%	32.6%	34.2%
The effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The 2012 effective tax rate was unfavorably impacted by the goodwill impairment charges recorded in 2012 relating to the Company's Europe Retail and Europe Catalog reporting units (see Note C - Goodwill and Long-Lived Assets). In addition, the Company established valuation allowances in continuing operations of approximately $41.8 million as a result of the restructuring of a portion of the Company's business operations.
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
Income tax payments were $402.9 million, $308.9 million and $404.9 million during 2012, 2011 and 2010, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries presented in continuing operations of approximately $902 million because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Uncertain Tax Positions
At February 2, 2013, the Company had $254.7 million of gross unrecognized tax benefits, of which $242.9 million, if recognized, would affect the Company's tax rate. At January 28, 2012, the Company had $250.4 million of gross unrecognized tax benefits, of which $247.6 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2013.
The following summarizes the activity related to the Company's unrecognized tax benefits, including those related to discontinued operations (in thousands):

	2012	2011	2010
Balance at beginning of fiscal year	$250,397	$254,167	$264,277
Additions for tax positions related to current year	39,989	48,032	25,876
Additions (reductions) for tax positions of prior years	11,058	15,361	(9,983)
Reduction for Statute of Limitations Expiration	(30,116)	(13,441)	(19,840)
Settlements	(16,604)	(53,722)	(6,163)
Balance at end of fiscal year	$254,724	$250,397	$254,167
Staples is subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters for years through 2002 have been substantially concluded.
Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest and penalties related to income tax matters of $7.2 million, $2.6 million and $12.4 million in 2012, 2011 and 2010, respectively. The Company had $37.7 million and $32.7 million accrued for gross interest and penalties as of February 2, 2013 and January 28, 2012, respectively.
Note M — Equity Based Employee Benefit Plans
Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans, including the Amended and Restated 1998 Employee Stock Purchase Plan and the Amended and Restated International Employee Stock Purchase Plan (collectively the "Employee Stock Purchase Plans") and the Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan").
In connection with these plans, Staples recognized approximately $117.8 million, $151.8 million and $146.9 million of compensation expense for 2012, 2011 and 2010, respectively. The total income tax benefit related to stock-based compensation was $36.0 million, $46.3 million, $45.4 million for 2012, 2011 and 2010, respectively. As of February 2, 2013, Staples had $127.5 million of unamortized stock compensation expense associated with its equity-based plans, which will be expensed over a weighted-average period of 1.5 years.
Employee Stock Purchase Plans
In January 2012 the Company adopted the 2012 Employee Stock Purchase Plan, which authorizes a total of up to 15.0 million shares of common stock to be sold to participating employees. Under this plan, participating employees may purchase shares of common stock at 85% of its fair market value at the beginning or end of an offering period, whichever is lower, through payroll deductions in an amount not to exceed 10% of an employee's annual base compensation. Prior to January 1, 2012, the Company offered its associates the opportunity to purchase shares under similar terms through the Amended and Restated 1998 Employee Stock Purchase Plan. During 2012, 2011 and 2010 the Company issued 4.5 million, 3.8 million, and 2.7 million shares, respectively, pursuant to these plans.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Award Plans
The Amended and Restated 2004 Stock Incentive Plan (the “2004 Plan”) was implemented in July 2004 and replaced the amended and restated 1992 Equity Incentive Plan (the "1992 Plan") and the amended and restated 1990 Director Stock Option Plan (the "1990 Plan"). Unexercised options under both the 1992 Plan and the 1990 Plan remain outstanding. Under the 2004 Plan, Staples may issue up to 97.4 million shares of common stock to management and employees using various forms of awards, including, restricted stock and restricted stock units (collectively, "Restricted Shares"), nonqualified stock options and performance shares. Shares issued pursuant to restricted stock awards are restricted in that they are subject to forfeiture and are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Nonqualified stock options cannot be exercised until they vest. Options outstanding are exercisable at various percentages of the total shares subject to the option starting one year after the grant. Options outstanding under the Company's plans have an exercise price equal to the fair market value of the common stock on the date of grant. All options expire ten years after the grant date, subject to earlier termination in the event of employment termination.
Stock Options
Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at January 28, 2012	45,995,348	$19.89
Granted	2,990,051	12.79
Exercised	(2,007,635)	11.32
Cancelled	(5,230,065)	19.63
Outstanding at February 2, 2013	41,747,699	$19.83	5.01	$3,600
Exercisable at February 2, 2013	32,333,756	$20.90	4.06	$1,557
Vested or expected to vest at February 2, 2013	40,835,224	$19.89	4.94	$3,498

(1)	The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.
The total intrinsic value of options exercised during 2012, 2011 and 2010 were $5.2 million, $14.6 million and $24.0 million, respectively.
The weighted-average fair values of options and employee stock purchase plan shares granted during 2012, 2011 and 2010 were $2.97, $3.58 and $4.75, respectively.
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
The fair value of options granted in each year was estimated at the date of grant using the following weighted-average assumptions:

	2012	2011	2010
Risk free interest rate	1.0%	2.1%	2.3%
Expected dividend yield	1.7%	1.4%	1.3%
Expected stock volatility	30%	28%	31%
Expected life of options	5.6 years	5.5 years	5.4 years
The risk free interest rate was based on the implied yield curve for zero coupon U.S. Treasury securities over the expected term of the options. The expected dividend yield was calculated as the average of the dividend yields for each period the Company

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

paid a dividend. The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The expected life of options was calculated using the simplified assumption that all outstanding options will be exercised at the midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term, which the Company believes to yield a reasonable approximation of the expected term of the options. The fair value of stock options is expensed over the applicable vesting period using the straight line method.
Restricted Shares
Beginning in fiscal 2006, the Company began issuing Restricted Shares to employees and directors as part of its regular equity compensation program. The fair value of restricted shares is expensed over the applicable vesting period using the straight line method. The following table summarizes the Company's grants of Restricted Shares in 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 28, 2012	16,799,262	$18.13
Granted	5,174,494	12.93
Vested	(5,378,538)	19.94
Cancelled	(2,046,005)	18.67
Nonvested at February 2, 2013	14,549,213	$15.54

The total market value of Restricted Shares vested during 2012, 2011 and 2010 was $71.4 million, $73.3 million and $96.5 million, respectively.
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
In 2010, the Company switched from granting annual performance share awards and introduced a performance based long term cash incentive plan based on meeting minimum performance targets. The expense associated with these awards is reflected as part of Selling, general and administrative expense in the consolidated statements of income.
In July 2010, the Company granted special performance share awards totaling 0.8 million shares at target at $19.27 per share. Payout was contingent upon the Company meeting minimum performance objectives, which were established in each year of a three year performance cycle. One-third of the target award was applied as a target amount for each of the fiscal years within the performance cycle. For fiscal years 2012 and 2011 and 2010, 0%, 58% and 93% of the target shares were earned based on the extent to which the objectives were achieved. As a result, 0.3 million shares, net of forfeitures related to terminated associates were issued in March 2013. One third of these shares vested upon issuance and the remaining two-thirds are subject to vesting over a two year period.
Shares Available for Issuance
At February 2, 2013, 65.8 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.
Note N — Pension and Other Post-Retirement Benefit Plans
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Unless otherwise noted, the information contained in this note includes both continuing and discontinued operations. The following table presents a summary of the total projected benefit obligation for the pension plans, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at February 2, 2013 and January 28, 2012 (in thousands):

	February 2, 2013			January 28, 2012
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$(968,196)	$1,054,904	$86,708	$(779,248)	$962,428	$183,180
Total Overfunded Plans	$(968,196)	$1,054,904	$86,708	$(779,248)	$962,428	$183,180
Underfunded Plans:
U.S. Plans	$(40,661)	$32,273	$(8,388)	$(38,618)	$29,640	$(8,978)
International Plans	(155,116)	110,654	(44,462)	(136,542)	102,241	(34,301)
Total Underfunded Plans	$(195,777)	$142,927	$(52,850)	$(175,160)	$131,881	$(43,279)
The following tables present a summary of the total net cost recorded in the consolidated statement of income for the pension and post-retirement life insurance benefit plans for 2012, 2011 and 2010 (in thousands):

	2012
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$11,579	$11,579	$2,282
Interest cost	1,772	38,156	39,928	1,811
Expected return on plan assets	(1,750)	(55,418)	(57,168)	—
Amortization of unrecognized losses and prior service costs	331	1,276	1,607	2,135
Total cost (benefit)	$353	$(4,407)	$(4,054)	$6,228

	2011
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$9,987	$9,987	$1,765
Interest cost	1,864	42,934	44,798	1,479
Expected return on plan assets	(1,686)	(58,903)	(60,589)	—
Amortization of unrecognized losses and prior service costs	—	1,461	1,461	1,716
Total cost (benefit)	$178	$(4,521)	$(4,343)	$4,960

	2010
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$10,717	$10,717	$895
Interest cost	1,841	37,718	39,559	695
Expected return on plan assets	(1,735)	(61,361)	(63,096)	—
Amortization of unrecognized losses and prior service costs	2	3,991	3,993	—
Total cost (benefit)	$108	$(8,935)	$(8,827)	$1,590

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The total net cost disclosed above for 2012, 2011 and 2010 associated with the pension plans reflects the total for both continuing and discontinued operations. The following table presents the net periodic cost recorded in the consolidated statement of comprehensive income for 2012, 2011 and 2010 related to discontinued operations pension plans only (in thousands):

	Discontinued Operations
	Pension Plans
	2012	2011	2010
Service cost	$2,487	$3,521	$3,200
Interest cost	1,940	2,236	2,483
Expected return on plan assets	(1,836)	(2,430)	(2,499)
Amortization of unrecognized losses and prior service costs	95	126	—
Total cost	$2,686	$3,453	$3,184
The following table presents the changes in benefit obligations during 2011 and 2012 (in thousands):

	Pension Plans			Post-retirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at January 29, 2011	$33,431	$911,242	$944,673	$25,281
Service cost	—	9,987	9,987	1,765
Interest cost	1,864	42,934	44,798	1,479
Plan participants' contributions	—	1,455	1,455	—
Actuarial losses	4,816	37,388	42,204	9,264
Benefits paid	(1,493)	(55,668)	(57,161)	(491)
Other	—	11,031	11,031	—
Currency translation adjustments	—	(42,579)	(42,579)	—
Projected benefit obligation at January 28, 2012	$38,618	$915,790	$954,408	$37,298
Service cost	—	11,579	11,579	2,282
Interest cost	1,772	38,156	39,928	1,811
Plan participants' contributions	—	1,183	1,183	—
Actuarial losses	1,903	165,236	167,139	5,220
Benefits paid	(1,632)	(54,815)	(56,447)	(562)
Currency translation adjustments	—	46,183	46,183	—
Projected benefit obligation at February 2, 2013	$40,661	$1,123,312	$1,163,973	$46,049
The accumulated benefit obligation for the U.S. Plans and International Plans at February 2, 2013 was $40.7 million and $1.1 billion, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at January 28, 2012 was $38.6 million and $889.5 million, respectively. The accumulated benefit obligation for the post-retirement benefit obligation was $46.0 million and $37.3 million at February 2, 2013 and January 28, 2012, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2011 and 2012 (in thousands):

	U.S. Plans	International Plans	Total
Fair value of plan assets at January 29, 2011	$28,451	$1,062,819	$1,091,270
Actual return on plan assets	1,521	85,889	87,410
Employer's contributions	1,161	10,987	12,148
Plan participants' contributions	—	1,455	1,455
Benefits paid	(1,493)	(55,668)	(57,161)
Other	—	11,031	11,031
Amortization of unrecognized losses	—	(1,461)	(1,461)
Currency translation adjustments	—	(50,383)	(50,383)
Fair value of plan assets at January 28, 2012	$29,640	$1,064,669	$1,094,309
Actual return on plan assets	3,301	92,975	96,276
Employer's contributions	1,295	14,048	15,343
Plan participants' contributions	—	1,183	1,183
Benefits paid	(1,632)	(54,815)	(56,447)
Other	—	2,819	2,819
Amortization of unrecognized losses	(331)	(1,276)	(1,607)
Currency translation adjustments		45,955	45,955
Fair value of plan assets at February 2, 2013	$32,273	$1,165,558	$1,197,831
The funded status for the U.S. Plans and International Pension Plans at February 2, 2013 was $8.4 million underfunded and $42.2 million overfunded, respectively. The funded status for the U.S. Plans and International Pension Plans at January 28, 2012 was $9.0 million underfunded and $148.9 million overfunded, respectively.
Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	February 2, 2013
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$86,708	$86,708	$—
Current liability from discontinued operations	—	(10,915)	(10,915)	—
Accrued benefit liability (included in other long-term obligations)	(8,388)	(33,547)	(41,935)	(46,049)
Accumulated other comprehensive loss	7,990	222,175	230,165	33,895
Net amount recognized	$(398)	$264,421	$264,023	$(12,154)

	January 28, 2012
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$183,180	$183,180	$—
Accrued benefit liability (included in other long-term obligations)	(8,978)	(34,301)	(43,279)	(37,298)
Accumulated other comprehensive loss	7,638	119,377	127,015	30,389
Net amount recognized	$(1,340)	$268,256	$266,916	$(6,909)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension and post-retirement costs at February 2, 2013 and January 28, 2012 are comprised of actuarial losses and prior service costs.
The amount of accumulated other comprehensive loss expected to be recognized as components of net periodic pension and post-retirement benefit costs during 2013 is approximately $11.4 million and $2.4 million, respectively.
There were no significant amendments to any of the Company's defined benefit pension plans or the post-retirement life insurance benefit plan in 2012 or 2011 that would have had a material effect on the consolidated statement of income in these periods.
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
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and post-retirement benefit plans for 2012, 2011 and 2010:

	2012
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.7%	4.4%	4.9%
Expected return on plan assets	6.0%	5.4%	—%
Rate of compensation increase	—%	2.1%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.3%	3.0%	4.4%
Rate of compensation increase	—%	2.0%	2.5%
Rate of pension increase	—%	1.1%	—%

	2011
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.7%	4.8%	4.9%
Expected return on plan assets	7.0%	6.4%	—%
Rate of compensation increase	—%	2.2%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.7%	4.3%	4.9%
Rate of compensation increase	—%	2.1%	3.0%
Rate of pension increase	—%	1.1%	—%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2010
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.9%	4.6%	5.9%
Expected return on plan assets	7.0%	6.4%	—%
Rate of compensation increase	—%	2.2%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	5.7%	4.8%	5.9%
Rate of compensation increase	—%	2.1%	3.0%
Rate of pension increase	—%	1.1%	—%
The following table shows the effect on pension obligations at February 2, 2013 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(0.25)%	No change	0.25%
Change in rate of compensation increase:
(0.25)%	$37,887	$(2,547)	$(40,562)
No change	40,533	—	(38,100)
0.25%	43,505	2,650	(35,749)
Change in rate of pension increase:
(0.25)%	$7,219	$(31,677)	$(68,400)
No change	40,533	—	(38,100)
0.25%	76,197	33,404	(6,833)
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company's pension plans' actual and target asset allocations at February 2, 2013 and January 28, 2012 are as follows:

	February 2, 2013
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	38%	27%	27%	40%	25%	26%
Debt securities	54%	57%	57%	60%	61%	60%
Real estate	8%	7%	7%	—%	7%	7%
Cash	—%	4%	4%	—%	—%	—%
Other	—%	5%	5%	—%	7%	7%
Total	100%	100%	100%	100%	100%	100%

	January 28, 2012
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	36%	31%	31%	40%	39%	39%
Debt securities	57%	49%	49%	60%	47%	47%
Real estate	7%	8%	8%	—%	8%	8%
Cash	—%	5%	5%	—%	—%	—%
Other	—%	7%	7%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%
No pension plan assets are expected to be returned to the Company during 2013.
Information on Fair Value of Plan Assets
The fair values of the Company's pension plan assets at February 2, 2013 and January 28, 2012 by asset category are as follows (in thousands):

	February 2, 2013
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$12,283	$12,283	$—	$—	$313,213	$291,260	$—	$21,953
Debt securities (2)	17,460	7,742	—	9,718	660,775	534,212	119,576	6,987
Real estate (3)	2,438	2,438	—	—	82,217	79,021	3,196	—
Cash	92	92	—	—	52,112	27,970	24,142	—
Other (4)	—	—	—	—	57,241	12,523	22,617	22,101
Total	$32,273	$22,555	$—	$9,718	$1,165,558	$944,986	$169,531	$51,041

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	January 28, 2012
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$10,731	$10,731	$—	$—	$323,373	$295,455	$27,918	$—
Debt securities (2)	16,703	6,765	—	9,938	524,357	517,346	7,011	—
Real estate (3)	2,206	2,206	—	—	88,871	80,824	8,047	—
Cash	—	—	—	—	56,980	56,980	—	—
Other (4)	—	—	—	—	71,088	15,026	56,062	—
Total	$29,640	$19,702	$—	$9,938	$1,064,669	$965,631	$99,038	$—

(1)
This category includes investments in equity securities of large, small and medium sized companies in the U.S. and in foreign companies, including those in developing countries. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund. For securities with unobservable inputs, the value is based on audited statements for the underlying fund.

(2)
This category includes investments in investment grade fixed income instrument, U.S. dollar denominated debt securities of emerging market issuers and high yield fixed-income securities that are rated below investment grade. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is issued to value the fund. For securities with unobservable inputs, the value is based on discounted future cash flows.

(3)
This category includes investments in mortgage-backed and asset-backed securities. The funds are valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(4)
This category includes commodities of approximately $22.8 million and $49.9 million and non-separated investments with insurance companies of approximately $12.4 million and $13.1 million for the years ended February 2, 2013 and January 28, 2012 respectively. Commodities are valued using the net asset value method in which an average of the market prices for the underlying investments is used; the insurance contracts are based on discounted future cash flows.

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

	U.S. Plans	International Plans
Balance at January 28, 2012	$9,938	$—
Reclassification into Level 3	—	48,419
Actual Return on Plan Assets:
Relating to assets still held at the reporting date	(220)	1,414
Relating to assets sold during the period	—	—
Purchases, sales and settlements	—	—
Translation adjustments	—	1,208
Balance at February 2, 2013	$9,718	$51,041

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Expected Benefit Payments and Contributions
The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2013	$1,762	$54,525	$56,287
2014	1,843	55,173	57,016
2015	1,915	55,296	57,211
2016	2,021	54,970	56,991
2017	2,180	54,220	56,400
2018-2022	12,331	264,195	276,526
These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at February 2, 2013 and include benefits attributable to estimated future compensation increases for the pension plans.
The 2013 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.
The following table presents, based on current assumptions, the Company's expected contributions for the next five years and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2013	$1,343	$13,124	$14,467
2014	1,313	13,479	14,792
2015	1,605	13,705	15,310
2016	1,761	14,063	15,824
2017	1,738	14,393	16,131
2018-2022	4,432	73,992	78,424
There are no expected benefit payments and contributions associated with the other post-retirement benefit plans.
Employees' 401(k) Savings Plan and Other Defined Contribution Plans
Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Contributions by the Company to the 401(k) Plan are made in cash and vest ratably over a five year period. The Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a similar matching formula and vesting period.
The expense associated with the Company's match for the Staples 401(k) Savings Plan and for contributions related to certain foreign defined contribution plans for 2012, 2011 and 2010 was $40.9 million, $41.2 million and $35.6 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O - Accumulated Other Comprehensive Income

Amounts included in accumulated other comprehensive loss related to the Company's cash flow hedges and minimum pension and other post-retirement liabilities are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss for 2012, 2011 and 2010 (in thousands):

	Foreign Currency Translation Adjustment	Derivative instruments	Deferred Benefit Costs	Accumulated Other Comprehensive Income
Balance at January 30, 2010	$36,825	$5,836	$(131,998)	$(89,337)
Foreign currency translation adjustment	333	—	—	333
Changes in fair value of derivatives (net of taxes of $7.5 million)	—	(10,043)	—	(10,043)
Deferred pension and other post-retirement benefit costs (net of taxes of $6.1 million)	—	—	(501)	(501)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $1.4 million)	—	—	2,615	2,615
Balance at January 29, 2011	$37,158	$(4,207)	$(129,884)	$(96,933)
Foreign currency translation adjustment	(193,785)	—	—	(193,785)
Changes in fair value of derivatives (net of taxes of $1.4 million)	—	(897)	—	(897)
Deferred pension and other post-retirement benefit costs (net of taxes of $2.0 million)	—	—	(29,617)	(29,617)
Reclassification adjustments:
Realized gain on derivatives (net of taxes of $40 thousand)	—	(608)	—	(608)
Amortization of deferred benefit costs (net of taxes of $1.1 million)	—	—	2,097	2,097
Balance at January 28, 2012	$(156,627)	$(5,712)	$(157,404)	$(319,743)
Foreign currency translation adjustment	35,604	—	—	35,604
Changes in fair value of derivatives (net of taxes of $1.0 million)	—	2,022	—	2,022
Deferred pension and other post-retirement benefit costs (net of taxes of $36.4 million)	—	—	(109,464)	(109,464)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0.9 million)	—	—	2,808	2,808
Balance at February 2, 2013	$(121,023)	$(3,690)	$(264,060)	$(388,773)

Note P — Stockholders' Equity
Repurchase Program
In 2007 the Company's Board of Directors approved a share repurchase program which went into effect in the second quarter of 2007 (the "2007 Repurchase Plan"), allowing for the repurchase of $1.5 billion of Staples' common stock. Under the 2007 Repurchase Plan, a total of $1.28 billion was used to repurchase shares and $218.4 million was remaining when the plan was terminated and replaced by a new program in September 2011.
On September 13, 2011, the Company announced a new repurchase program that had been approved by the Board of Directors in September 2011 (the "2011 Repurchase Plan"). Under the 2011 Repurchase Plan, the Company is authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. Under the 2011 Repurchase Plan, a total of $631.7 million was used to repurchase 47.4 million shares as of February 2, 2013. As of February 2, 2013, the Company has the authority to repurchase $868.3 million of additional shares under 2011 Repurchase Plan.

Note Q — Computation of Earnings per Common Share
The computation of basic and diluted earnings per share for 2012, 2011 and 2010 is as follows (in thousands, except per share data):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Numerator:
(Loss) income from continuing operations, attributed to Staples, Inc.	$(160,728)	$988,220	$892,339
Loss from discontinued operations, net of income taxes	(49,978)	(3,564)	(10,391)
(Loss) income attributed to Staples, Inc.	$(210,706)	$984,656	$881,948

Denominator:
Weighted-average common shares outstanding	669,479	694,986	715,596
Effect of dilutive securities:
Employee stock options, restricted shares and performance shares	—	9,033	10,624
Weighted-average common shares outstanding assuming dilution	669,479	704,019	726,220

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.42	$1.24
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.31)	$1.42	$1.23

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$(0.24)	$1.40	$1.22
Discontinued operations attributed to Staples, Inc.	(0.07)	—	(0.01)
Net (loss) income attributed to Staples, Inc.	$(0.31)	$1.40	$1.21
For 2012, approximately 58.6 million potentially dilutive equity instruments were excluded from the calculation of diluted earnings per share as the Company has recorded a net loss for that period. For 2011 and 2010, approximately 41.3 million and 13.3 million potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.
Note R — Segment Reporting
Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, the Company realigned its organization by combining its North American retail stores with Staples.com, its North American online store, to provide a more integrated and consistent shopping experience for its small business and home office customers who often shop across both channels. The new North American Stores and Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. The Company's segment information for 2011 and 2010 has been revised to reflect this change in the Company's reportable segments.
The International Operations segment consists of businesses that operate stores and that sell and deliver office products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia. As discussed in Note D - Discontinued Operations, the Company has classified PSD, which was formerly a part of the International Operations segment, as a discontinued operation. Accordingly, the segments measures for International Operations have been revised to exclude PSD for all periods presented.
Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, integration and restructuring costs, stock-based compensation, interest and other expense, other

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

non-recurring items and the impact of changes in accounting principles ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A - Summary of Significant Accounting Policies.
Staples' North American Stores & Online and North American Commercial segments are managed separately because the way they sell and market products is different and the classes of customers they service are different. The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.
The following is a summary of sales, business unit income, and significant accounts and balances by reportable segment (in thousands):

	2012	2011	2010
Sales:
North American Stores & Online	$11,827,906	$11,741,998	$11,541,500
North American Commercial	8,108,402	7,974,860	7,837,475
International Operations	4,444,202	4,947,894	4,756,278
Total segment sales	$24,380,510	$24,664,752	$24,135,253
Business Unit Income:
North American Stores & Online	$987,025	$1,021,442	$965,089
North American Commercial	680,011	660,822	646,462
International Operations	(21,146)	103,329	176,442
Business unit income	$1,645,890	$1,785,593	$1,787,993
Depreciation & Amortization:
North American Stores & Online	$222,381	$225,019	$241,266
North American Commercial	123,890	124,692	133,871
International Operations	141,042	132,345	123,726
Total depreciation & amortization	$487,313	$482,056	$498,863
Capital Expenditures:
North American Stores & Online	$197,025	$193,958	$228,583
North American Commercial	94,976	106,989	95,492
International Operations	57,573	82,707	84,814
Total capital expenditures	$349,574	$383,654	$408,889
The following is a reconciliation of total business unit income to consolidated income before income taxes (in thousands):

	2012	2011	2010
Total business unit income	$1,645,890	$1,785,593	$1,787,993
Equity compensation	(117,813)	(151,822)	(146,879)
Impairment of goodwill and long-lived assets	(810,996)	—	—
Integration and restructuring costs	(207,016)	—	(57,765)
Interest and other expense, net	(244,642)	(169,127)	(216,812)
Income from continuing operations before income taxes	$265,423	$1,464,644	$1,366,537

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the Company's assets by reportable segment (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Assets:
North American Stores & Online	$4,240,597	$4,037,508	$3,858,095
North American Commercial	4,124,246	4,001,207	4,306,974
International Operations	3,744,343	5,220,421	5,527,877
Total segment assets	12,109,186	13,259,136	13,692,946
European Printing Systems Division	170,819	171,486	218,721
Total consolidated assets	$12,280,005	$13,430,622	$13,911,667
The following table shows the Company's sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Office supplies	43.9%	44.6%	44.0%
Services	6.7%	5.7%	5.3%
Office machines and related products	29.7%	29.4%	29.9%
Computers and related products	14.1%	15.2%	15.6%
Office furniture	5.6%	5.1%	5.2%
	100.0%	100.0%	100.0%
Geographic Information:

	2012	2011	2010
Sales:
United States	$16,783,592	$16,643,255	$16,462,822
Canada	3,152,716	3,073,603	2,916,153
International	4,444,202	4,947,894	4,756,278
Total consolidated sales	$24,380,510	$24,664,752	$24,135,253

	February 2, 2013	January 28, 2012	January 29, 2011
Long-lived Assets:
United States	$1,248,732	$1,293,378	$1,318,521
Canada	226,417	232,071	238,626
International	488,026	554,912	590,624
Total consolidated long-lived assets	$1,963,175	$2,080,361	$2,147,771
Note S — Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure or adjustment to these consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note T — Quarter Summary (Unaudited)
Beginning in the third quarter of 2012, PSD's results of operations are being reported in Loss from discontinued operations, net of income taxes in the Company's consolidated statement of income. The Company's results of operations for prior periods have been revised to conform to this presentation. The following table summarizes quarterly information for 2012 and 2011 (in thousands, except for per share data):

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)(4)
Fiscal Year Ended February 2, 2013
Sales	$6,025,421	$5,433,969	$6,353,140	$6,567,980
Gross profit	1,600,583	1,419,415	1,751,854	1,719,409

Consolidated net income (loss)	187,013	120,395	(596,291)	78,058

Amounts attributed to Staples, Inc.:
Income (loss) from continuing operations	$192,873	$125,142	$(568,693)	$89,950
Loss from discontinued operations, net of income taxes	(5,814)	(4,713)	(27,559)	(11,892)
Income (loss) attributed to Staples, Inc.	$187,059	$120,429	$(596,252)	$78,058

Basic earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.28	$0.19	$(0.85)	$0.14
Discontinued operations attributed to Staples, Inc.	(0.01)	(0.01)	(0.04)	(0.02)
Income (loss) attributed to Staples, Inc.	$0.27	$0.18	$(0.89)	$0.12

Diluted earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.28	$0.19	$(0.85)	$0.14
Discontinued operations attributed to Staples, Inc.	(0.01)	(0.01)	(0.04)	(0.02)
Income (loss) attributed to Staples, Inc.	$0.27	$0.18	$(0.89)	$0.12

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	First Quarter	Second Quarter(3)	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2012
Sales	$6,086,625	$5,722,798	$6,481,023	$6,374,306
Gross profit	1,623,350	1,526,654	1,820,982	1,718,882

Consolidated net income	197,682	176,300	326,330	283,521

Amounts attributed to Staples, Inc.:
Income from continuing operations	$201,811	$178,977	$323,770	$283,662
(Loss) income from discontinued operations, net of income taxes	(3,566)	(2,539)	2,610	(69)
Income attributed to Staples, Inc.	$198,245	$176,438	$326,380	$283,593

Basic earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.29	$0.25	$0.47	$0.41
Discontinued operations attributed to Staples, Inc.	(0.01)	—	—	—
Income attributed to Staples, Inc.	$0.28	$0.25	$0.47	$0.41

Diluted earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.28	$0.25	$0.46	$0.41
Discontinued operations attributed to Staples, Inc.	—	—	0.01	—
Income attributed to Staples, Inc.	$0.28	$0.25	$0.47	$0.41

(1)
Results of operations for this period include an $811.0 million impairment of goodwill and long-lived asset charge (see Note C - Goodwill and Long-Lived Assets), a $30.4 million restructuring charge (see Note B - Restructuring Charges) and $15.6 million of accelerated tradename amortization related to rebranding the Company's business in Australia.

(2)
Results of operations for this period include a $176.6 million restructuring charge (see Note B - Restructuring Charges), $4.5 million of accelerated tradename amortization related to rebranding the Company's business in Australia, a $57.0 million loss on early extinguishment of debt, and a $26.2 million charge related to the termination of the Company's joint venture arrangement in India.

(3)
Results of operation for this period include a $20.8 million tax benefit related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item.

(4)	The Company's fourth quarter of fiscal 2012 includes 14 weeks of operating results, while all other quarterly periods presented include 13 weeks.

(5)	The sum of the quarterly earnings per common share may not tie to the year-to-date earnings per common share due to rounding.

(9) Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying account information related to operations is as follows (in thousands):
Accounts Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments (1)	Balance at End of Period
Fiscal year ended:
January 29, 2011	$63,024	$20,679	$28,355	$55,348
January 28, 2012	55,348	23,622	33,008	45,962
February 2, 2013	45,962	34,167	46,584	33,545

(1) Amount for 2012 includes $14.7 million relating to the Company's European Printing Systems Division business which was reclassified to Current assets of discontinued operations in 2012.

EXHIBIT INDEX

Exhibit No.	Description
1.1^	Underwriting Agreement, dated as of January 7, 2013. Filed as Exhibit 1.1 to the Company's Form 8-K filed on January 8, 2013.
3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amendment to Restated Certificate of Incorporation, dated June 4, 2012. Filed as Exhibit 3.1 to the Company's Form 8-K filed on June 8, 2012.
3.3^	Amended and Restated By-laws of the Company, dated June 4, 2012. Filed as Exhibit 3.2 to the Company's Form 8-K filed on June 8, 2012.
4.1^
Indenture, dated January 15, 2009, for the 9.75% Senior Notes due 2014, by and among the Company and HSBC Bank USA, National Association. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.

4.2^	Form of 9.75% Senior Note due 2014. Filed as Exhibit 4.2 to the Company's Form 8-K filed on January 21, 2009.
4.3^	Form of 2.750% Senior Note due 2018. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 13, 2013.
4.4^	Form of 4.375% Senior Note due 2023. Filed as Exhibit 4.2 to the Company's Form 8-K filed on January 13, 2013.
10.1^
Credit Agreement, dated November 4, 2010, by and among Staples, Inc., the lenders named therein, Bank of America, N.A., as Administrative Agent, Barclays Capital and HSBC Bank USA, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, with Merrill Lynch, Pierce Fenner & Smith Incorporated, Barclays Capital and HSBC Securities (USA) Inc. having acted as joint lead arrangers and joint bookrunners (including schedules and exhibits). Filed as Exhibit 10.1 to the Company's Form 8-K filed on November 4, 2010.

10.2^
Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company, and Banc of America Securities LLC. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended August 2, 2008.

10.3^
Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company and Lehman Brothers Inc. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended August 2, 2008.

10.4^
Letter, dated as of September 29, 2008, assigning Lehman Brothers Inc. interests to Barclays Capital Inc., for the Amended and Restated Commercial Paper Dealer Agreement, dated as of August 6, 2008, among the Company and Lehman Brothers Inc. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended November 1, 2008.

10.5^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended November 1, 2008.
10.6*^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 30, 2010.
10.7*^
Form of Non-Employee Director Restricted Stock Award Agreement (Initial Grant) under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 31, 2009.

10.8*^
Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2011.

D-1

Exhibit No.	Description
10.8*^
Form of Non-Employee Director Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2011.

10.9*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended April 30, 2011.
10.10*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2011.

10.11*^	Form of Restricted Stock Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended May 1, 2010.
10.12*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended May 1, 2010.
10.13*^	Form of Special Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 31, 2010.
10.14*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 10, 2009.
10.15*^	Amended and Restated 1992 Equity Incentive Plan, as amended. Filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.16*^	Amended and Restated 1990 Director Stock Option Plan, as amended. Filed as Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended February 2, 2008.
10.17*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 31, 1998.
10.18*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
10.19*^	Amended and Restated 1998 Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 10, 2009.
10.20*^	Amended and Restated International Employee Stock Purchase Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 10, 2009.
10.21*^	2012 Employee Stock Purchase Plan. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.22*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 30, 2011.
10.23+	Form of Severance Benefits Agreement signed by executive officers of the Company, filed herewith.
10.24*^	Amended and Restated Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 8, 2012.
10.25*^	Amended and Restated Executive Officer Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 8, 2012.
10.26*^	2012 Employee Stock Purchase Plan. Filed as Exhibit 10.3 to the Company's Form 8-K filed on June 8, 2012.
10.27+	Form of Non-Compete and Non-Solicitation Agreement.
10.28+	Form of Proprietary and Confidential Information Agreement.
10.29*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended January 31, 2009.
10.30*^	Form of Outside Directorship Agreement. Filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.31*^	Offer Letter, dated as of July 30, 2003, by and between the Company and Michael A. Miles. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended on November 1, 2003.

D-2

Exhibit No.	Description
10.32*^
Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 29, 2006.

10.33*^
Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended January 31, 2009.

10.34*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.35*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.36*^	Executive Life Insurance Plans Summary of Provisions. Filed as Exhibit 10.42 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.37*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2010.
10.38*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.39*^	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.40*^	Tax Services Reimbursement. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.41*^	Memorandum of Understanding, dated July 6, 2012, by and between the Company and John J. Mahoney. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended July 28, 2012.
10.42*+	Separation Letter Agreement, dated January 18, 2013, by and between the Company and Michael Miles, filed herewith.
10.43*+	Transition Agreement, dated January 2, 2013, by and between the Company and Michael Miles, filed herewith.
12.1+	Ratio of Earnings to Fixed Charges.
14.1^	Code of Ethics. Filed as Exhibit 14.1 to the Company's 10-K for the fiscal year ended on January 29, 2011.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
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