Form 10-Q
period 2013-05-04
STAPLES INC
filed 2013-05-22
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 4, 2013

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

The registrant had 663,915,458 shares of common stock outstanding as of May 20, 2013.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
May 4, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,435,453	$1,334,302
Receivables, net	1,744,074	1,815,586
Merchandise inventories, net	2,388,086	2,314,058
Deferred income tax assets	221,449	218,899
Prepaid expenses and other current assets	357,684	346,773
Current assets of discontinued operations	176,459	170,819
Total current assets	6,323,205	6,200,437

Property and equipment:
Land and buildings	1,001,690	1,015,225
Leasehold improvements	1,294,920	1,300,258
Equipment	2,618,315	2,625,949
Furniture and fixtures	1,076,550	1,088,669
Total property and equipment	5,991,475	6,030,101
Less: Accumulated depreciation	4,110,158	4,066,926
Net property and equipment	1,881,317	1,963,175

Intangible assets, net of accumulated amortization	364,821	384,609
Goodwill	3,182,323	3,221,162
Other assets	504,460	510,622
Total assets	$12,256,126	$12,280,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,058,433	$1,896,040
Accrued expenses and other current liabilities	1,315,703	1,405,752
Debt maturing within one year	967,633	987,161
Current liabilities of discontinued operations	112,241	129,672
Total current liabilities	4,454,010	4,418,625

Long-term debt, net of current maturities	1,000,429	1,001,943
Other long-term obligations	705,596	723,343

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 933,115,289 and 665,021,069 shares at May 4, 2013 and 932,246,614 shares and 669,182,785 shares at February 2, 2013, respectively	560	559
Additional paid-in capital	4,740,545	4,711,113
Accumulated other comprehensive loss	(482,985)	(388,773)
Retained earnings	6,785,378	6,694,207
Less: Treasury stock at cost, 268,094,220 shares at May 4, 2013 and 263,063,829 shares at February 2, 2013	(4,955,844)	(4,888,953)
Total Staples, Inc. stockholders’ equity	6,087,654	6,128,153
Noncontrolling interests	8,437	7,941
Total stockholders’ equity	6,096,091	6,136,094
Total liabilities and stockholders’ equity	$12,256,126	$12,280,005

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Sales	$5,814,571	$6,025,421
Cost of goods sold and occupancy costs	4,303,561	4,424,838
Gross profit	1,511,010	1,600,583
Operating expenses:
Selling, general and administrative	1,212,540	1,258,747
Amortization of intangibles	13,383	15,258
Total operating expenses	1,225,923	1,274,005

Operating income	285,087	326,578

Other (expense) income:
Interest income	1,735	1,585
Interest expense	(30,972)	(42,148)
Other income (expense), net	(3,375)	(344)
Income from continuing operations before income taxes	252,475	285,671
Income tax expense	82,054	92,844
Income from continuing operations, including the portion attributable to the noncontrolling interests	170,421	192,827
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(494)	(5,814)
Consolidated net income	169,927	187,013
Loss attributed to the noncontrolling interests	—	(46)
Income attributed to Staples, Inc.	$169,927	$187,059
Amounts attributable to Staples, Inc.:
Income from continuing operations	$170,421	$192,873
Loss from discontinued operations	(494)	(5,814)
Income attributed to Staples, Inc.	$169,927	$187,059

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.26	$0.28
Discontinued operations attributed to Staples, Inc.	—	(0.01)
Net income attributed to Staples, Inc.	$0.26	$0.27
Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.26	$0.28
Discontinued operations attributed to Staples, Inc.	—	(0.01)
Net income attributed to Staples, Inc.	$0.26	$0.27

Dividends declared per common share	$0.12	$0.11

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended
	May 4, 2013	April 28, 2012
Comprehensive income from consolidated operations	$75,811	$208,955
Comprehensive income attributed to noncontrolling interests	96	101
Comprehensive income attributed to Staples, Inc.	$75,715	$208,854

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Operating Activities:
Consolidated net income	$169,927	$187,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,558	101,272
Amortization of intangible assets	13,383	15,258
Stock-based compensation	26,367	31,088
Excess tax benefits from stock-based compensation arrangements	(90)	(179)
Deferred income tax expense	7,636	10,689
Other	(1,621)	1,916
Changes in assets and liabilities:
Decrease in receivables	43,085	81,112
Increase in merchandise inventories	(103,531)	(64,498)
Increase in prepaid expenses and other assets	(21,085)	(51,384)
Increase (decrease) in accounts payable	173,555	(30,234)
Decrease in accrued expenses and other liabilities	(59,880)	(142,755)
(Decrease) increase in other long-term obligations	(735)	7,559
Net cash provided by operating activities	347,569	146,857

Investing Activities:
Acquisition of property and equipment	(41,096)	(52,077)
Cash paid for termination of joint venture	(34,298)	—
Net cash used in investing activities	(75,394)	(52,077)

Financing Activities:
Proceeds from the exercise of stock options	4,732	4,501
Proceeds from borrowings	8,171	25,153
Payments on borrowings	(25,094)	(19,836)
Purchase of noncontrolling interest	(89)	(688)
Cash dividends paid	(78,756)	(74,749)
Excess tax benefits from stock-based compensation arrangements	90	179
Repurchase of common stock	(66,892)	(95,925)
Net cash used in financing activities	(157,838)	(161,365)
Effect of exchange rate changes on cash and cash equivalents	(12,011)	6,957
Net increase (decrease) in cash and cash equivalents	102,326	(59,628)
Cash and cash equivalents at beginning of period	1,334,302	1,264,149
Cash and cash equivalents at end of period	1,436,628	1,204,521
Less: Net increase in cash and cash equivalents attributed to discontinued operations	(1,175)	—
Cash and cash equivalents at the end of the period attributed to continuing operations	$1,435,453	$1,204,521
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the 13 weeks ended May 4, 2013 (also referred to as the “first quarter of 2013") and the period covering the 13 weeks ended April 28, 2012 (also referred to as the “first quarter of 2012”).  Certain previously reported amounts have been reclassified to conform with the current period presentation.

The Company's European Printing Systems Division business (“PSD”) is being presented as a discontinued operation in the condensed consolidated statement of comprehensive income. The assets and liabilities comprising the PSD disposal group meet the criteria to be classified as held-for-sale and are being aggregated and presented as current assets and liabilities from discontinued operations in the condensed consolidated balance sheet. See Note D - Discontinued Operations for additional information regarding PSD. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements refers to results from continuing operations.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 ("Annual Report").

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

Effective February 3, 2013, the Company adopted a new pronouncement which requires the disclosure of certain information related to items reclassified from accumulated other comprehensive loss to net income. The adoption of this guidance requires changes in presentation only and, therefore, does not have a significant impact on the Company's condensed consolidated financial statements.

In March 2013, a pronouncement was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The guidance requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. The pronouncement is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company elected to adopt this guidance as of February 3, 2013. The adoption of this guidance is not expected to have a significant impact on the Company's condensed consolidated financial statements.

Note C — Restructuring Charges
In 2012, the Company initiated a strategic plan (the “Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the Plan include more fully integrating the Company's retail and online offerings, restructuring its International Operations segment and improving the productivity of its stores in North America. Pursuant to the Plan, during 2012 the Company took the following actions:

▪	closed 46 retail stores in Europe and accelerated the closure of 15 retail stores in the United States;

▪	closed and consolidated certain sub-scale delivery businesses in Europe;

▪	announced its commitment to pursue the sale of PSD;

▪	reorganized certain general and administrative functions in Europe; and

▪	rebranded its business in Australia from the Corporate Express tradename to the Staples tradename.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As a result of the actions taken under the Plan, during 2012 the Company recorded pre-tax restructuring charges of $207.0 million related to continuing operations. Of this amount, approximately $177 million related to the Company's International Operations segment and approximately $30 million related to the North American Stores & Online segment. The Company does not expect to incur material costs in the future in connection with the Plan. The Company expects to substantially complete the actions required under the Plan by the end of fiscal 2013.
Also during 2012, the Company recorded a pre-tax charge of $20.1 million primarily for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD (see Note D - Discontinued Operations). The Company does not expect to incur any significant restructuring charges in the future for PSD in connection with the Plan.
The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the Plan (in thousands):

	Continuing Operations				Discontinued Operations
	Contractual Obligation	Employee Related	Other	Total	Employee Related
Accrued restructuring balance as of February 2, 2013	$102,561	$68,259	$6,445	$177,265	$11,753
Cash payments	(13,643)	(11,592)	(5,319)	(30,554)	(7,097)
Foreign currency translations	(3,169)	(2,012)	(185)	(5,366)	(668)
Accrued restructuring balance as of May 4, 2013	$85,749	$54,655	$941	$141,345	$3,988
The Company expects that payments related to employee related liabilities will be substantially completed by the end of fiscal 2013. The Company anticipates that payments related to facility lease obligations will be complete by fiscal year 2026.

For the restructuring liabilities related to continuing operations, $16.9 million of the contractual obligations and all of the employee-related and other obligations are included within Accrued expenses and other current liabilities and $68.9 million of the contractual obligations are included in Other long-term obligations in the Company's consolidated balance sheet as of May 4, 2013. For discontinued operations, all liabilities are classified within Current liabilities of discontinued operations.

Note D — Discontinued Operations

In September 2012, the Company announced its commitment to pursue the sale of PSD, a former component of the Company's International Operations segment, which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. The Company is actively marketing the business and expects to complete the sale in 2013. The Company is in the early stages of this process, but based on preliminary information received to date, the Company expects to recognize a loss upon the sale of PSD, which could be material depending on the final terms and conditions of the sale.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company has classified certain assets and liabilities of PSD as a disposal group and accounted for the group as held-for-sale in the Company's condensed consolidated balance sheet. The following table shows the carrying amounts of the major classes of the assets and liabilities included in the disposal group as of May 4, 2013 (in thousands):

May 4, 2013

ASSETS
Cash and cash equivalents	$470
Receivables, net	111,599
Merchandise inventories, net	50,242
Deferred income tax assets, current	4,636
Prepaid expenses and other current assets	2,445
Non-current assets	7,067
Total assets of discontinued operations	$176,459

LIABILITIES
Accounts payable	$67,303
Accrued expenses and other current liabilities	26,871
Debt maturing within one year	3,489
Other long-term obligations	14,578
Total liabilities of discontinued operations	$112,241

The Company has presented PSD as a discontinued operation in its condensed consolidated statement of comprehensive income. The following table provides detail for PSD's results of operations during the first quarter of 2013 and 2012 (in thousands):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Sales	$80,138	$79,404

Income (loss) from discontinued operations, before income taxes	560	(8,614)
Income tax expense (benefit)	1,054	(2,800)
Loss from discontinued operations, net of income taxes	$(494)	$(5,814)

Note E — Fair Value Measurements

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

  The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note F - Debt and Credit Agreements) as of May 4, 2013 and February 2, 2013 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	May 4, 2013		February 2, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2014 Notes	$875,967	$920,509	$879,454	$940,009
January 2018 Notes	498,715	514,734	498,635	502,202
January 2023 Notes	499,068	518,203	499,040	496,369

The following table shows the Company’s assets and liabilities as of May 4, 2013 and February 2, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	May 4, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$565,095	$—	$—
Derivative assets	—	465	—
Liabilities
Derivative liabilities	—	(8,431)	—

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$585,479	$—	$—
Liabilities
Derivative liabilities	—	(20,153)	—

     The fair values of the Company’s money market funds are based on quotes received from third-party banks.  The fair values of the Company’s derivative assets and liabilities are based on quotes received from third-party banks and represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current interest and forward exchange rates as well as the creditworthiness of the counterparty.

Note F — Debt and Credit Agreements

The Company has a credit agreement with Bank of America, N.A. , as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility"). The November 2014 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. As of May 4, 2013, no amounts were outstanding under the November 2014 Revolving Credit Facility and no Notes were outstanding. The Company did not borrow under either the November 2014 Revolving Credit Facility or the Commercial Paper Program during the first quarter of 2013.

The Company also has various other lines of credit under which we may borrow a maximum of $183.9 million. At May 4, 2013, the Company had outstanding borrowings of $88.0 million and outstanding letters of credit of $0.2 million, leaving $95.7 million of available credit at that date.

The major components of the Company’s outstanding debt as of May 4, 2013 and February 2, 2013 are as follows (in thousands):

	May 4, 2013	February 2, 2013
January 2014 Notes	$875,967	$879,454
January 2018 Notes	498,715	498,635
January 2023 Notes	499,068	499,040
Other lines of credit	87,967	103,734
Capital lease obligations and other notes payable	6,345	8,241
	1,968,062	1,989,104
Less: current portion	(967,633)	(987,161)
Net long-term debt	$1,000,429	$1,001,943

Note G — Derivatives Instruments and Hedging Activities

From time to time, Staples uses interest rate swap agreements, foreign currency swaps and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting the underlying exposures related to the hedged items.

All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings.  If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a non-derivative financial instrument is designated as a hedge of the Company’s net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivatives, non-derivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.  There are no amounts excluded from the assessment of hedge effectiveness.

The Company classifies the fair value of all derivative contracts and the fair value of its hedged firm commitments as either current or long-term depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives treated as hedges are classified in the Company's condensed consolidated statement of cash flows in the same category as the item being hedged.

The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as of May 4, 2013 and February 2, 2013 as well as their classification on the condensed consolidated balance sheet (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	May 4, 2013	February 2, 2013
Liability derivatives:
Foreign currency forwards	Accrued expenses and other current liabilities	$(8,010)	$(9,967)

Interest Rate Swaps:

Beginning in the second quarter of 2012, the Company entered into a series of interest rate swap agreements for an aggregate notional amount of $325 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and the January 2023 Notes (see Note F - Debt and Credit Agreements). Upon issuance of these notes in January 2013, the Company terminated these swaps, realizing a gain of $1.3 million. Of this amount, $0.7 million is being amortized to interest expense over the terms of the January 2018 Notes and January 2023 Notes and $0.6 million was recognized as a gain in

Other (expense) income in the consolidated statement of income in the fourth quarter of 2012 due to ineffectiveness associated with these cash flow hedges.

In March 2010, Staples entered into interest rate swap agreements for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million which was recorded as an adjustment to the carrying value of the debt and is being amortized to interest expense over the remaining term of the hedged portion of the January 2014 Notes. In January 2013, the Company repurchased approximately $632.8 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer.

Foreign Currency Forwards and Swaps:

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements, will have collected $720 million and have been obligated to pay 750 million Canadian dollars. The forward agreements are being accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to these forwards, realizing an aggregate loss of approximately $24.2 million which was recorded within Other expense. At May 4, 2013 and February 2, 2013, the outstanding foreign currency forwards had an aggregate fair value loss of $8.0 million and $10.0 million, respectively. The liability as of May 4, 2013 is included in Accrued expenses and other current liabilities. During the first quarter of 2013 and 2012, a gain of $2.0 million and a loss of $13.4 million, respectively, were recognized in Other expense related to the outstanding portions of this fair value hedge. No amounts were included in the condensed consolidated statements of comprehensive income related to ineffectiveness associated with this fair value hedge.

In August 2007, the Company entered into a $300 million foreign currency swap that had been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In 2012, the Company terminated these swaps, recognizing a loss of approximately $14.9 million which was recorded as a foreign currency translation loss within other comprehensive income, of which approximately $3.0 million was recorded in the first quarter of 2012. No amounts were included in the consolidated statements of income related to ineffectiveness associated with this net investment hedge.

Note H — Pension and Other Post-Retirement Benefit Plans

In connection with the acquisition of Corporate Express N.V. ("Corporate Express"), Staples assumed the obligations under the defined benefit pension plans which Corporate Express sponsored.  The pension plans cover certain employees in Europe and the U.S.  The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.

In August 2010, the Company began sponsoring an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

The total net cost recognized for the first quarter of 2013 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the first quarter of 2013 and 2012 related to the plans (in thousands):

	13 Weeks Ended May 4, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,927	$3,927	$798
Interest cost	410	7,749	8,159	633
Expected return on plan assets	(468)	(15,100)	(15,568)	—
Amortization of unrecognized losses and prior service costs	155	3,304	3,459	534
Total cost (benefit)	$97	$(120)	$(23)	$1,965

	13 Weeks Ended April 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,648	$2,648	$460
Interest cost	443	9,668	10,111	385
Expected return on plan assets	(438)	(12,968)	(13,406)	—
Amortization of unrecognized losses and prior service costs	83	1,345	1,428	429
Total cost	$88	$693	$781	$1,274

Note I — Stockholders' Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for the first quarter of 2013 and 2012 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at February 2, 2013	$6,128,153	$7,941	$6,136,094
Comprehensive Income:
Consolidated net income	169,927	—	169,927
Other comprehensive (loss) income	(94,212)	96	(94,116)
Comprehensive income	75,715	96	75,811
Issuance of common stock for stock options exercised	4,732	—	4,732
Stock-based compensation	26,367	—	26,367
Purchase of noncontrolling interest	(89)	—	(89)
Cash dividends paid	(78,756)	—	(78,756)
Net tax shortfall related to stock-based compensation arrangements	(1,174)	—	(1,174)
Purchase of treasury stock, net	(66,892)	—	(66,892)
Other	(402)	400	(2)
Stockholders' equity at May 4, 2013	$6,087,654	$8,437	$6,096,091

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Comprehensive Income:
Consolidated net income (loss)	187,059	(46)	187,013
Other comprehensive income	21,795	147	21,942
Comprehensive Income	208,854	101	208,955
Issuance of common stock for stock options exercised	4,501	—	4,501
Stock-based compensation	31,088	—	31,088
Purchase of noncontrolling interest	(688)	—	(688)
Cash dividends paid	(74,749)	—	(74,749)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Purchase of treasury stock, net	(95,925)	—	(95,925)
Other	(302)	(1)	(303)
Stockholders' equity at April 28, 2012	$7,088,109	$7,162	$7,095,271

Other comprehensive income pertaining to the noncontrolling interests during the first quarter of 2013 and 2012 related to foreign currency translation adjustments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the first quarter of 2013, the Company issued 395,038 shares pursuant to the exercise of stock options and 18,992 shares upon the vesting of restricted stock units. Also, the Company had 376,249 restricted shares released from restrictions in the first quarter of 2013 upon the satisfaction of vesting conditions.

Note J — Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive income ("AOCI") for the first quarter of 2013 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 2, 2013	$(124,713)	$(264,060)	$(388,773)
Foreign currency translation adjustment	(96,907)	—	(96,907)
Reclassification adjustment:
Amortization of deferred benefit costs (net of taxes of $1.3 million)	—	2,695	2,695
Balance at May 4, 2013	$(221,620)	$(261,365)	$(482,985)

During the first quarters of 2013 and 2012, the Company recorded reclassification adjustments related to amortizing deferred benefit costs included in AOCI, which resulted in expenses of $4.0 million and $1.9 million, respectively, being recorded in Selling, general and administrative expenses in the condensed consolidated statement of comprehensive income. The tax benefits related to these adjustments were $1.3 million and $0.6 million, respectively.

Note K — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2013 and 2012 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Numerator:
Income from continuing operations, attributed to Staples, Inc.	$170,421	$192,873
Loss from discontinued operations, net of income taxes	(494)	(5,814)
Income attributed to Staples, Inc.	169,927	187,059

Denominator:
Weighted-average common shares outstanding	655,970	680,246
Effect of dilutive securities:
Employee stock options, restricted shares and performance shares	8,114	9,191
Weighted-average common shares outstanding assuming dilution	664,084	689,437

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.26	$0.28
Discontinued operations attributed to Staples, Inc.	—	(0.01)
Net income attributed to Staples, Inc.	$0.26	$0.27

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.26	$0.28
Discontinued operations attributed to Staples, Inc.	—	(0.01)
Net income attributed to Staples, Inc.	$0.26	$0.27

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

For the first quarter of 2013 and 2012, approximately 40.9 million and 39.8 million options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note L — Segment Reporting

Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, the Company realigned its organization by combining its North American retail stores with Staples.com, its North American website, to provide a more integrated and consistent shopping experience for its small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Segment information for the first quarter of 2012 has been revised to reflect this change in the Company's reportable segments.

The International Operations segment consists of businesses that that sell and deliver office products and services directly to consumers and businesses and operate stores in 23 countries in Europe, Australia, South America and Asia. As discussed in Note D - Discontinued Operations, the Company has classified PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the segment measures for International Operations for the first quarter of 2012 have been revised to exclude PSD.

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

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the first quarter of 2013 and 2012 (in thousands):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	Sales
North American Stores & Online	$2,768,377	$2,869,391
North American Commercial	2,043,018	2,009,510
International Operations	1,003,176	1,146,520
Total segment sales	$5,814,571	$6,025,421

	Business Unit Income (Loss)
North American Stores & Online	$172,319	$209,236
North American Commercial	149,892	158,678
International Operations	(10,757)	(10,248)
Business unit income	311,454	357,666
Stock-based compensation	(26,367)	(31,088)
Interest and other expense, net	(32,612)	(40,907)
Income from continuing operations before income taxes	$252,475	$285,671

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

Results of Operations

Major contributors to our first quarter of 2013 results, as compared to the results for the first quarter of 2012, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.81 billion in sales, a decrease of 3.5%;

•	North American Stores & Online's sales decreased 3.5%, comparable store sales decreased 2% and business unit income rate decreased to 6.2% from 7.3%;

•	North American Commercial's sales increased 1.7% and business unit income rate decreased to 7.3% from 7.9%;

•	International Operations’ sales decreased 12.5% and business unit loss rate increased to (1.1)% from (0.9)%; and

•
Income from continuing operations attributable to Staples, Inc. for the first quarter of 2013 was $170.4 million or $0.26 per diluted share compared to $192.9 million or $0.28 per diluted share for the first quarter of 2012.

Outlook

Our outlook for 2013 is unchanged from the expectations we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 ("Annual Report"). We expect full year 2013 sales to increase in the low single digits compared to 2012 sales on a 52 week basis of $23.9 billion. We expect full year 2013 diluted earnings per share from continuing operations to be in the range of $1.30 to $1.35. We expect to generate more than $900 million of free cash flow and plan to continue repurchasing our common stock through open-market purchases during 2013. See our Annual Report for additional discussion related to our outlook for 2013.
Non-GAAP Measures
In the context of our outlook, we have referred to 2012 sales on a 52 week basis and free cash flow (which we define as net cash provided by operating activities less capital expenditures), both of which are non-GAAP financial measures. We believe that basing our outlook on these measures better enables management and investors to understand and analyze our projected financial performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP.

Consolidated Performance

First quarter of 2013 Compared to the First quarter of 2012

Sales:  Sales for the first quarter of 2013 were $5.81 billion, a $210.9 million or 3.5% decrease from the first quarter of 2012.  The sales decline was driven by ongoing weakness in International Operations, a 1% impact from store closures in North America and Europe, a 2% decline in comparable store sales in North American Stores & Online and a $28.9 million unfavorable impact from foreign exchange rates, partially offset by a 1.7% sales increase in North American Commercial. Declines in office machines and peripherals, office supplies, computers, and ink and toner were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and technology and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 26.0% for the first quarter of 2013 compared to 26.6% for the first quarter of 2012.  The decrease in gross profit rate for the first quarter of 2013 was driven by lower product margins in all three of the Company's reportable segments and by deleverage of fixed costs in International Operations and North America Stores & Online due to declines in sales. The lower product margins reflect investments to drive sales as well as unfavorable customer and product mix in our Europe delivery businesses.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $46.2 million or 3.7% from the first quarter of 2012 to the first quarter of 2013. The decline was primarily driven by a favorable comparison to the prior year quarter which included significant expenses associated with headcount reductions and the legal settlement of a contractual dispute. The decline also reflects decreased compensation expense as a result of lower headcount and a change in management incentive compensation. These reductions were partially offset by increased investments in our online businesses and other initiatives to drive growth and profit improvement. As a percentage of sales, selling, general and administrative expenses were 20.9% in both the first quarter of 2013 and the first quarter of 2012.

Amortization of Intangibles: Amortization of intangibles was $13.4 million for the first quarter of 2013 compared to $15.3 million for the first quarter of 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization of intangibles resulting from our acquisition of Corporate Express was $11.0 million for the first quarter of 2013 compared with $12.6 million for the first quarter of 2012.

Interest Income: Interest income increased slightly to $1.7 million for the first quarter of 2013 from $1.6 million for the first quarter of 2012, reflecting higher cash balances offset by an unfavorable impact from lower interest rates for the first quarter of 2013.

Interest Expense: Interest expense decreased to $31.0 million for the first quarter of 2013 from $42.1 million for the first quarter of 2012.  The decrease in interest expense was the result of the repayment in October 2012 of our $325 million 7.375% notes and the early extinguishment in January 2013 of $632.8 million of our $1.5 billion 9.75% notes, partly offset by interest on our $500 million 2.375% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $3.2 million for the first quarter of 2013 compared to a reduction of $6.0 million for the first quarter of 2012.

Other Expense: Other expense was $3.4 million for the first quarter of 2013 compared to $0.3 million for the first quarter of 2012. The increased expense was primarily due to foreign exchange losses in the first quarter of 2013.

Income Taxes:  Our tax rate related to continuing operations was 32.5% in both the first quarter of 2013 and the first quarter of 2012. Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Discontinued Operations: In conjunction with the strategic plan we announced in the third quarter of 2012, we are pursuing the sale of our European Printing Systems Division business ("PSD"), a former component of our International Operations segment which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. Loss from discontinued operations, net of tax, was $0.5 million in the first quarter of 2013 compared with a loss of $5.8 million for the first quarter of 2012. The reduced loss in the first quarter of 2013 was primarily attributable to savings from headcount reductions and a favorable comparison with the prior year quarter which included expenses related to severance.

Segment Performance

We have three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, we realigned our organization by combining our North American retail stores with Staples.com, our North American website, to provide a more integrated and consistent shopping experience for our small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Our segment information for the first quarter of 2012 has been revised to reflect this change in our reportable segments.

The International Operations segment consists of businesses that sell and deliver office products and services directly to consumers and businesses and operate stores in 23 countries in Europe, Australia, South America and Asia. In the third quarter 2012, we began classifying PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the segment measures for International Operations for the first quarter of 2012 have been revised to exclude PSD.

Staples evaluates performance and allocates resources based on business unit income, which represents profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles. See a reconciliation of total business unit income to income from continuing operations before income taxes in Note L - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

First quarter of 2013 Compared to the First quarter of 2012

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2013 and 2012:

	(Amounts in thousands) 13 Weeks Ended		May 4, 2013	April 28, 2012
			Increase (Decrease) From Prior Year	Increase (Decrease) From Prior Year
	May 4, 2013	April 28, 2012
Sales:
North American Stores & Online	$2,768,377	$2,869,391	(3.5)%	0.9%
North American Commercial	2,043,018	2,009,510	1.7%	0.7%
International Operations	1,003,176	1,146,520	(12.5)%	(8.0)%
Total segment sales	$5,814,571	$6,025,421	(3.5)%	(1.0)%

	(Amounts in thousands) 13 Weeks Ended		May 4, 2013	April 28, 2012
	May 4, 2013	April 28, 2012	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$172,319	$209,236	6.2%	7.3%
North American Commercial	149,892	158,678	7.3%	7.9%
International Operations	(10,757)	(10,248)	(1.1)%	(0.9)%
Business unit income	$311,454	$357,666	5.4%	5.9%

North American Stores & Online:  Sales decreased by $101.0 million or 3.5% for the first quarter of 2013. This decrease was driven by a 2% decline in comparable store sales and the closure of 48 stores during fiscal year 2012, which negatively impacted sales growth in the first quarter of 2013 by approximately 1%, net of estimated migration of sales to remaining stores. The decrease in comparable store sales resulted from lower traffic and decreased sales of computers, software and technology accessories as well as office machines. These declines were partially offset by increased sales of tablets and other mobile technology, facilities and breakroom supplies and copy and print services.

Business unit income as a percentage of sales decreased to 6.2% for the first quarter of 2013 from 7.3% for the first quarter of 2012. The decrease was driven by investments to drive growth in Staples.com, deleverage of fixed expenses on lower sales and severance costs related to optimizing the store labor model.

North American Commercial:  Sales increased by $33.5 million or 1.7% for the first quarter of 2013.  The increase was primarily due to increased sales of facilities and breakroom supplies, partially offset by decreased sales of office supplies.

Business unit income as a percentage of sales decreased to 7.3% for the first quarter of 2013 from 7.9% for the first quarter of 2012. The decline was primarily driven by investments to drive growth, including marketing and sales force, and by reduced product margins. These factors were partially offset by a favorable comparison to the first quarter of 2012, which included expenses related to headcount reductions and the settlement of a contractual dispute.

International Operations:  Sales decreased by $143.3 million or 12.5% for the first quarter of 2013. The decrease was primarily driven by broad-based weakness in the sales environment in our European delivery and Australian businesses and by the closure of 49 European stores during fiscal year 2012, which negatively impacted sales growth in the first quarter of 2013 by approximately 2%.  The decrease was also driven by a $12.7 million unfavorable impact from foreign exchange rates and a 3% decline in comparable store sales in Europe.

Business unit loss as a percentage of sales increased to 1.1% for the first quarter of 2013 from 0.9% for the first quarter of 2012.  The increased rate of loss was driven by lower product margins and deleverage of fixed costs in our European delivery and Australian businesses. The lower product margins stemmed from unfavorable customer and product mix and an increase in investments to drive sales. These factors were partially offset by savings related to headcount reductions in our European and Australian businesses and by a favorable comparison to the first quarter of 2012, which included charges for severance and the settlement of a contractual dispute, as well as improved profitability in our European retail business.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our Annual Report in the Critical Accounting Policies and Significant Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to our critical accounting policies as disclosed in that report.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $347.6 million for first quarter of 2013 compared to $146.9 million for first quarter of 2012, an increase of $200.7 million.  The increase was driven by favorable changes in working capital, particularly with respect to accounts payable as a result of the timing of purchases and payment of invoices.

Cash used in investing activities was $75.4 million for first quarter of 2013 compared to $52.1 million for first quarter of 2012, an increase of $23.3 million.  The increase was due to a $34.3 million payment in the first quarter of 2013 related to the termination of the Company's joint venture arrangement in India, partly offset by an $11.0 million decrease in capital spending as a result of a shift in planned expenditures to later in fiscal year 2013.

Cash used in financing activities was $157.8 million for first quarter of 2013 compared to $161.4 million for first quarter of 2012, a decrease of $3.5 million.  We spent $64.9 million in the first quarter of 2013 to repurchase 4.9 million shares under our share repurchase plan compared with $92.5 million spent in first quarter of 2012 to buy 5.9 million shares, a decrease of $27.6 million. This decline in cash usage was partly offset by the impact of a $22.2 million decrease in net borrowings under our various lines of credit. In the first quarter of 2013, the Company paid shareholders cash dividends of $0.12 per share for a total of $78.8 million, an increase from the $0.11 per share for a total of $74.7 million paid in the first quarter of 2012.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. We have a revolving credit agreement with Bank of America, N.A., as Administrative Agent and other lending institutions named therein (the "November 2014 Revolving Credit Facility") which provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. As of May 4, 2013, no amounts were outstanding under the November 2014 Revolving Credit Facility and the Company did not borrow under this facility during the first quarter of 2013.     We also have various other lines of credit under which we may borrow a maximum of $183.9 million and related to which $88.0 million of borrowings were outstanding at May 4, 2013.

Our commercial paper program ("Commercial Paper Program") allows us to issue up to $1.0 billion of unsecured commercial paper notes (the "Notes") from time to time. The November 2014 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue. As of May 4, 2013, no Notes were outstanding and we did not borrow under the Commercial Paper Program during the first quarter of 2013.

At May 4, 2013, we had approximately $2.53 billion in total cash and funds available through credit agreements, which consisted of $1.10 billion of available credit and $1.44 billion of cash and cash equivalents. Of the $1.44 billion in cash and cash equivalents, approximately $543.7 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of May 4, 2013, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	May 4, 2013
	Available Credit	Debt Outstanding
January 2014 Notes	$—	$875,967
January 2018 Notes	—	498,715
January 2023 Notes	—	499,068
November 2014 Revolving Credit Facility	1,000,000	—
Other lines of credit	95,724	87,967
Capital lease obligations and other notes payable	—	6,345
Total	$1,095,724	$1,968,062

As of May 4, 2013, there has not been a material change to the amounts and expected maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our Annual Report. We do not have any off-balance sheet financing arrangements as of May 4, 2013, nor did we utilize any during the first quarter of 2013.

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

Capital expenditures were $41.1 million in the first quarter of 2013 compared to $52.1 million in the first quarter of 2012, a decrease of $11.0 million. For the full year 2013, we expect a modest increase in capital spending compared with 2012 resulting from investments in our online businesses and our other strategic growth initiatives. We are not planning to open a significant number of new stores in 2013, but will instead continue to focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

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

We paid a first quarter of 2013 cash dividend of $0.12 per share on April 18, 2013 to stockholders of record on March 29, 2013.  We expect the total value of quarterly cash dividend payments for fiscal 2013 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2013 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first quarter of 2013, we spent $64.9 million to repurchase 4.9 million shares under the 2011 Repurchase Plan. As of May 4, 2013, we have spent a total of $696.6 million to repurchase 52.4 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $803.4 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 4, 2013, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of May 4, 2013, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 4, 2013, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 4, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations or financial condition.

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

We have recognized substantial goodwill impairment charges in the past and may be required to recognize additional goodwill impairment charges in the future.

During the third quarter of 2012, we recorded a pre-tax goodwill impairment charge of $771.5 million related to our Europe Retail and Europe Catalog reporting units as a result of industry trends and the ongoing economic weakness in Europe, and the related strategic decision to reallocate resources to other Staples business units with greater growth potential. At May 4, 2013, we had $3.18 billion of remaining goodwill on our balance sheet, and we could experience material goodwill impairment charges in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

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
On October 1, 2012, we repaid all of our $325 million 7.375% senior notes. In February 2013, we concluded a tender offer of our 9.75% notes due in January 2014, which resulted in the repurchase of $633.1 million of these notes and left $866.9 million of notes outstanding. Also, in January 2013, we issued $500 million 2.75% senior notes due January 2018 and $500 million 4.375% senior notes due January 2023. As of May 4, 2013, our consolidated outstanding debt was $1.97 billion. As of May 4, 2013, we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the first quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 3, 2013 - March 2, 2013	1,220,043	$13.34	1,220,000	$852,033,000
March 3, 2013 - April 6, 2013	285,318	12.89	190,000	849,584,000
April 7, 2013 - May 4, 2013	3,525,030	13.11	3,523,502	803,402,000
Total for the first quarter of 2013	5,030,391	$13.16	4,933,502	$803,402,000
____________________________________________

(1)
Includes a total of 96,889 shares of our common stock withheld during the first quarter of our 2013 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	May 22, 2013	By:	/s/ STEPHEN BACICA
Stephen Bacica
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Second Amended and Restated Long Term Cash Incentive Plan.
10.2+	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
14.1+	Code of Ethics.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.