Form 10-Q
period 2013-08-03
STAPLES INC
filed 2013-08-21
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 3, 2013

or

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

The registrant had 660,493,841 shares of common stock outstanding as of August 19, 2013.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
August 3, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	August 3, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,186,612	$1,334,302
Receivables, net	1,699,510	1,815,586
Merchandise inventories, net	2,515,695	2,314,058
Deferred income tax assets	212,709	218,899
Prepaid expenses and other current assets	333,930	346,773
Current assets of discontinued operations	165,779	170,819
Total current assets	6,114,235	6,200,437

Property and equipment:
Land and buildings	999,902	1,015,225
Leasehold improvements	1,289,168	1,300,258
Equipment	2,642,429	2,625,949
Furniture and fixtures	1,075,550	1,088,669
Total property and equipment	6,007,049	6,030,101
Less: Accumulated depreciation	4,166,865	4,066,926
Net property and equipment	1,840,184	1,963,175

Intangible assets, net of accumulated amortization	352,709	384,609
Goodwill	3,185,398	3,221,162
Other assets	507,114	510,622
Total assets	$11,999,640	$12,280,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,036,545	$1,896,040
Accrued expenses and other current liabilities	1,193,642	1,405,752
Debt maturing within one year	964,720	987,161
Current liabilities of discontinued operations	92,499	129,672
Total current liabilities	4,287,406	4,418,625

Long-term debt, net of current maturities	1,000,336	1,001,943
Other long-term obligations	674,057	723,343

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 937,186,705 and 661,028,376 shares at August 3, 2013 and 932,246,614 shares and 669,182,785 shares at February 2, 2013, respectively	562	559
Additional paid-in capital	4,806,448	4,711,113
Accumulated other comprehensive loss	(499,966)	(388,773)
Retained earnings	6,809,748	6,694,207
Less: Treasury stock at cost, 276,158,329 shares at August 3, 2013 and 263,063,829 shares at February 2, 2013	(5,087,425)	(4,888,953)
Total Staples, Inc. stockholders’ equity	6,029,367	6,128,153
Noncontrolling interests	8,474	7,941
Total stockholders’ equity	6,037,841	6,136,094
Total liabilities and stockholders’ equity	$11,999,640	$12,280,005

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Sales	$5,314,724	$5,433,969	$11,129,295	$11,459,390
Cost of goods sold and occupancy costs	3,955,228	4,014,554	8,258,789	8,439,392
Gross profit	1,359,496	1,419,415	2,870,506	3,019,998
Operating expenses:
Selling, general and administrative	1,158,415	1,177,655	2,370,955	2,436,402
Amortization of intangibles	13,374	14,795	26,757	30,053
Total operating expenses	1,171,789	1,192,450	2,397,712	2,466,455

Operating income	187,707	226,965	472,794	553,543

Other (expense) income:
Interest income	1,235	1,417	2,970	3,002
Interest expense	(30,264)	(41,704)	(61,236)	(83,852)
Other income (expense), net	(4,434)	(1,337)	(7,809)	(1,681)
Income from continuing operations before income taxes	154,244	185,341	406,719	471,012
Income tax expense	50,129	60,233	132,183	153,077
Income from continuing operations, including the portion attributable to the noncontrolling interests	104,115	125,108	274,536	317,935
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(1,584)	(4,713)	(2,078)	(10,527)
Consolidated net income	102,531	120,395	272,458	307,408
Loss attributed to the noncontrolling interests	—	(34)	—	(80)
Income attributed to Staples, Inc.	$102,531	$120,429	$272,458	$307,488
Amounts attributable to Staples, Inc.:
Income from continuing operations	$104,115	$125,142	$274,536	$318,015
Loss from discontinued operations	(1,584)	(4,713)	(2,078)	(10,527)
Income attributed to Staples, Inc.	$102,531	$120,429	$272,458	$307,488

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.16	$0.19	$0.42	$0.47
Discontinued operations attributed to Staples, Inc.	—	(0.01)	—	(0.02)
Net income attributed to Staples, Inc.	$0.16	$0.18	$0.42	$0.45
Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.16	$0.19	$0.41	$0.47
Discontinued operations attributed to Staples, Inc.	—	(0.01)	—	(0.02)
Net income attributed to Staples, Inc.	$0.16	$0.18	$0.41	$0.45

Dividends declared per common share	$0.12	$0.11	$0.24	$0.22

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Comprehensive income (loss) from consolidated operations	$85,587	$(96,529)	$161,398	$112,426
Comprehensive income (loss) attributed to noncontrolling interests	37	(115)	133	(14)
Comprehensive income (loss) attributed to Staples, Inc.	$85,550	$(96,414)	$161,265	$112,440

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Operating Activities:
Consolidated net income	$272,458	$307,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,020	201,555
Amortization of intangibles	26,757	30,053
Stock-based compensation	47,033	63,130
Excess tax benefits from stock-based compensation arrangements	(1,845)	(179)
Deferred income tax expense	15,179	8,707
Other	(1,417)	(4,363)
Changes in assets and liabilities:
Decrease in receivables	76,513	143,992
Increase in merchandise inventories	(241,488)	(222,872)
Increase in prepaid expenses and other assets	—	(104,641)
Increase in accounts payable	141,394	41,570
Decrease in accrued expenses and other liabilities	(157,689)	(216,573)
(Decrease) increase in other long-term obligations	(31,350)	8,993
Net cash provided by operating activities	347,565	256,780

Investing Activities:
Acquisition of property and equipment	(124,015)	(126,220)
Cash paid for termination of joint venture	(34,298)	—
Proceeds from the sale of property and equipment	8,367	—
Net cash used in investing activities	(149,946)	(126,220)

Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	—	49,998
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	52,923	24,259
Proceeds from borrowings	19,183	47,243
Payments on borrowings	(38,045)	(75,083)
Purchase of noncontrolling interest	(96)	(4,649)
Cash dividends paid	(156,917)	(148,545)
Excess tax benefits from stock-based compensation arrangements	1,845	179
Repurchase of common stock	(198,472)	(271,993)
Net cash used in financing activities	(319,579)	(378,591)
Effect of exchange rate changes on cash and cash equivalents	(20,293)	(31,452)
Net decrease in cash and cash equivalents	(142,253)	(279,483)
Cash and cash equivalents at beginning of period	1,334,302	1,264,149
Cash and cash equivalents at end of period	1,192,049	984,666
Less: Net increase in cash and cash equivalents attributed to discontinued operations	(5,437)	—
Cash and cash equivalents at the end of the period attributed to continuing operations	$1,186,612	$984,666
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the thirteen and twenty-six weeks ended August 3, 2013 (also referred to as the “second quarter of 2013" and "first half of 2013") and the period covering the thirteen and twenty-six weeks ended July 28, 2012 (also referred to as the “second quarter of 2012” and "first half of 2012").

The Company's European Printing Systems Division business (“PSD”) is being presented as a discontinued operation in the condensed consolidated statement of comprehensive income. The assets and liabilities comprising the PSD disposal group meet the criteria to be classified as held-for-sale in accordance with Accounting Standards Codification ("ASC") 360-10 and are being aggregated and presented as current assets and liabilities from discontinued operations in the condensed consolidated balance sheet. See Note D - Discontinued Operations for additional information regarding PSD. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements refers to results from continuing operations.

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
The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the Plan (in thousands):

	Continuing Operations				Discontinued Operations
	Contractual Obligations	Employee Related	Other	Total	Employee Related
Accrued restructuring balance as of February 2, 2013	$102,561	$68,259	$6,445	$177,265	$11,753
Cash payments	(34,795)	(23,657)	(6,086)	(64,538)	(8,127)
Foreign currency translations	(2,644)	(1,597)	(180)	(4,421)	(636)
Accrued restructuring balance as of August 3, 2013	$65,122	$43,005	$179	$108,306	$2,990
The Company expects that payments related to employee related liabilities will be substantially completed by the end of fiscal 2013. The Company anticipates that payments related to facility lease obligations will be complete by fiscal year 2026.

For the restructuring liabilities related to continuing operations, $16.6 million of the contractual obligations and all of the employee-related and other obligations are included within Accrued expenses and other current liabilities and $48.5 million of the contractual obligations are included in Other long-term obligations in the Company's consolidated balance sheet as of August 3, 2013. For discontinued operations, all liabilities are classified within Current liabilities of discontinued operations.

Note D — Discontinued Operations

In the third quarter of 2012, the Company announced its commitment to pursue the sale of PSD, a former component of the Company's International Operations segment, which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. In the second quarter of 2013, the Company selected a potential buyer to which the Company intends to transfer substantially all of PSD's assets and liabilities by means of a stock sale. The Company is currently working jointly with the potential buyer to finalize the necessary consultation processes with the relevant works councils and labor unions, upon the satisfactory completion of which the Company and the potential buyer have agreed to sign a definitive purchase and sale agreement. The Company currently expects the transaction to close during the third quarter of 2013, assuming the consultations are completed in a timely manner, at which time the Company expects to incur a non-cash loss of between $105 and $125 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of August 3, 2013, the Company continues to classify certain assets and liabilities of PSD as a disposal group and account for the group as held-for-sale in the Company's condensed consolidated balance sheet. The following table shows the carrying amounts of the major classes of the assets and liabilities included in the disposal group as of August 3, 2013 (in thousands):

August 3, 2013

ASSETS
Cash and cash equivalents	$4,732
Receivables, net	96,123
Merchandise inventories, net	37,308
Deferred income tax assets, current	5,917
Prepaid expenses and other current assets	6,332
Non-current assets	15,367
Total assets of discontinued operations	$165,779

LIABILITIES
Accounts payable	$37,475
Accrued expenses and other current liabilities	36,839
Debt maturing within one year	468
Other long-term obligations	17,717
Total liabilities of discontinued operations	$92,499

The following table details PSD's results of operations during the second quarter and first half of 2013 and 2012, which have been reported in discontinued operations (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Sales	$81,444	$64,527	$161,582	$143,931

Loss from discontinued operations, before income taxes	(2,791)	(6,979)	(2,231)	(15,593)
Income tax benefit	(1,207)	(2,266)	(153)	(5,066)
Loss from discontinued operations, net of income taxes	$(1,584)	$(4,713)	$(2,078)	$(10,527)
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

  The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note F - Debt and Credit Agreements) as of August 3, 2013 and February 2, 2013 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	August 3, 2013		February 2, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2014 Notes	$872,775	$900,789	$879,454	$940,009
January 2018 Notes	498,783	504,011	498,635	502,202
January 2023 Notes	499,092	491,604	499,040	496,369

The following table shows the Company’s assets and liabilities as of August 3, 2013 and February 2, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	August 3, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$330,277	$—	$—
Derivative assets	—	1,406	—
Liabilities
Derivative liabilities	—	(1,295)	—

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$585,479	$—	$—
Liabilities
Derivative liabilities	—	(20,153)	—

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

Note F — Debt and Credit Agreements

On May 31, 2013, the Company entered into a new credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and other lending institutions named therein. The May 2018 Revolving Credit Facility replaced the credit agreement dated as of November 4, 2010, which provided for a maximum borrowing of $1.0 billion and was due to expire in November 2014 (the "Prior Agreement"). As of May 31, 2013, no borrowings were outstanding under the Prior Agreement.

The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Staples will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on Staples' credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with Staples' public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

covenants that require Staples to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.

The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue.

As of August 3, 2013, no amounts were outstanding under the May 2018 Revolving Credit Facility and no Notes were outstanding. The Company did not borrow under the Prior Agreement, the May 2018 Revolving Credit Facility or the Commercial Paper Program during the first half of 2013.

The Company has various other lines of credit under which it may borrow a maximum of $175.5 million. At August 3, 2013, the Company had outstanding borrowings of $88.4 million and outstanding letters of credit of $0.2 million, leaving $86.9 million of available credit at that date.

The major components of the Company’s outstanding debt as of August 3, 2013 and February 2, 2013 are as follows (in thousands):

	August 3, 2013	February 2, 2013
January 2014 Notes	$872,775	$879,454
January 2018 Notes	498,783	498,635
January 2023 Notes	499,092	499,040
Other lines of credit	88,368	103,734
Capital lease obligations and other notes payable	6,038	8,241
	1,965,056	1,989,104
Less: current portion	(964,720)	(987,161)
Net long-term debt	$1,000,336	$1,001,943

Note G — Derivatives Instruments and Hedging Activities

From time to time, Staples uses interest rate swaps, foreign currency swaps and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  These derivatives qualify for hedge accounting treatment as the derivatives have been highly effective in offsetting the underlying exposures related to the hedged items.

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

The Company classifies the fair value of all derivative contracts and the fair value of its hedged firm commitments as either current or long-term depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives are classified in the Company's condensed consolidated statement of cash flows in the same category as the item being hedged.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the condensed consolidated balance sheet as of August 3, 2013 and February 2, 2013 (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	August 3, 2013	February 2, 2013
Liability derivatives:
Foreign currency forwards	Accrued expenses and other current liabilities	$(714)	$(9,967)

The table below presents pre-tax gains and losses recognized in Other Comprehensive Income ("OCI") during the second quarter and first half of 2012 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands). There were no net investment or cash flow hedges outstanding during the second quarter or first half of 2013.

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

Interest Rate Swaps:

Beginning in the second quarter of 2012, the Company entered into a series of interest rate swap agreements for an aggregate notional amount of $325 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and the January 2023 Notes (see Note F - Debt and Credit Agreements). At July 28, 2012, the outstanding portion of these interest rate swaps had an aggregate fair value loss of $2.1 million which was included in other long-term obligations.  No amounts were included in the condensed consolidated statement of comprehensive income in the second quarter of 2012 related to ineffectiveness associated with these cash flow hedges. Upon issuance of these notes in January 2013, the Company terminated these swaps, realizing a gain of $1.3 million. Of this amount, $0.7 million is being amortized to interest expense over the terms of the January 2018 Notes and January 2023 Notes and $0.6 million was recognized as a gain in Other (expense) income in the consolidated statement of income in the fourth quarter of 2012 due to ineffectiveness associated with these cash flow hedges.

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

Foreign Currency Forwards and Swaps:

In May 2012, the Company entered into a foreign currency forward that was designated as a foreign currency hedge on Staples’ net investment in Euro denominated subsidiaries. Under the terms of the agreement, Staples, upon maturity of the agreement in September 2012, received 115 million Euros and paid 150 million Canadian dollars. At July 28, 2012, this derivative had a fair value gain of $7.1 million which was included in other long-term assets.  No amounts were included in the condensed consolidated statement of comprehensive income for the second quarter of 2012 related to ineffectiveness associated with this net investment hedge. Upon maturity of the agreement in September 2012, Staples recognized a gain of $7.9 million which was recorded as a foreign currency translation gain within other comprehensive income.

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans total 750 million Canadian dollars in the aggregate and are scheduled to mature at various dates between October 2012 and October 2013. Staples, upon full maturity of

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

the agreements, will have collected $720 million and have been obligated to pay 750 million Canadian dollars. The forward agreements are being accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to these forwards, realizing a loss of $24.2 million which was recorded within Other expense. In the second quarter of 2013, the Company settled 150 million Canadian dollars of the notional amount relating to these forwards, realizing a loss of $3.2 million, which has also been recorded within Other expense. At August 3, 2013 and February 2, 2013, the outstanding foreign currency forwards had an aggregate fair value loss of $0.7 million and $10.0 million, respectively. The liability as of August 3, 2013 is included in Accrued expenses and other current liabilities. During the second quarter and first half of 2013, unrealized gains of $4.1 million and $6.0 million were recognized in Other income (expense), net related to the outstanding portions of this fair value hedge. During the second quarter and first half of 2012, unrealized gains of $16.6 million and $3.2 million, respectively, were recognized in other expense related to the outstanding portions of the hedge. No amounts were included in the condensed consolidated statement of comprehensive income related to ineffectiveness associated with this fair value hedge.

In August 2007, the Company entered into a series of foreign currency swaps with an aggregate notional amount of $300 million that had been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In 2012, the Company terminated these swaps, recognizing a loss of approximately $14.9 million which was recorded as a foreign currency translation loss within other comprehensive income, of which approximately $6.2 million and $9.2 million were recorded in the second quarter and first half of 2012, respectively. No amounts were included in the condensed consolidated statements of comprehensive income related to ineffectiveness associated with this net investment hedge.

Note H — Equity Based Employee Benefit Plans

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

The Company changed its executive compensation program for fiscal year 2013 by replacing annual grants of time-based stock options and restricted stock awards with executive stock-based awards now consisting solely of performance shares. In the first half of 2013, the Company entered into long-term performance share agreements with certain executives relating to fiscal years 2013, 2014 and 2015. Vesting will be based on performance in each fiscal year, not cumulative performance, with metrics established at the beginning of each year. Payout will range from 25% to 200% of target, depending on actual performance. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause. The tranche relating to 2013 comprises 0.5 million shares at target with a grant-date fair value of $6.6 million. Vesting for the 2013 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2013. Compensation expense is accrued during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of the performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the activity during the first half of 2013 related to non-qualified stock options and Restricted Shares. The Company did not grant any stock options in the first half of 2013.

	Nonqualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 2, 2013	41,747,699	$19.83	14,549,213	$15.54
Granted	—	—	3,804,692	15.64
Exercised	(2,425,882)	15.13	(5,839,862)	17.24
Cancelled	(1,535,765)	19.09	(844,840)	15.57
Outstanding at August 3, 2013	37,786,052	$20.16	11,669,203	$14.71

Exercisable at August 3, 2013	32,812,536	$21.06
Vested or expected to vest at August 3, 2013	37,327,594	$20.35

(1)	Excludes outstanding performance shares

In connection with its equity-based employee compensation and benefit plans, Staples included $20.7 million and $47.0 million in compensation expense for the second quarter and first half of 2013, respectively, and $32.0 million and $63.1 million in compensation expense for the second quarter and first half of 2012, respectively. As of August 3, 2013, Staples had $128.2 million of unamortized stock compensation expense associated with nonqualified stock options, Restricted Shares and Performance Shares which will be expensed over the period through September 2016.

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During the first half of 2013 and 2012, the Company issued 2.2 million shares and 2.1 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.

Note I — Pension and Other Post-Retirement Benefit Plans

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the second quarter and first half of 2013 and 2012 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the second quarter and first half of 2013 and 2012 related to the plans (in thousands):

	13 Weeks Ended August 3, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,913	$3,913	$798
Interest cost	410	7,724	8,134	633
Expected return on plan assets	(468)	(15,053)	(15,521)	—
Amortization of unrecognized losses and prior service costs	155	3,291	3,446	534
Total cost (benefit)	$97	$(125)	$(28)	$1,965

	13 Weeks Ended July 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,531	$2,531	$460
Interest cost	443	9,247	9,690	385
Expected return on plan assets	(438)	(12,398)	(12,836)	—
Amortization of unrecognized losses and prior service costs	83	1,289	1,372	429
Total cost	$88	$669	$757	$1,274

	26 Weeks Ended August 3, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,840	$7,840	$1,596
Interest cost	819	15,473	16,292	1,266
Expected return on plan assets	(936)	(30,153)	(31,089)	—
Amortization of unrecognized losses and prior service costs	310	6,595	6,905	1,068
Total cost (benefit)	$193	$(245)	$(52)	$3,930

	26 Weeks Ended July 28, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$5,180	$5,180	$920
Interest cost	886	18,915	19,801	770
Expected return on plan assets	(876)	(25,366)	(26,242)	—
Amortization of unrecognized losses and prior service costs	166	2,633	2,799	858
Total cost	$176	$1,362	$1,538	$2,548

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Stockholders' Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for the first half of 2013 and 2012 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at February 2, 2013	$6,128,153	$7,941	$6,136,094
Comprehensive Income:
Consolidated net income	272,458	—	272,458
Other comprehensive (loss) income	(111,193)	133	(111,060)
Comprehensive income	161,265	133	161,398
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchase plans	52,923	—	52,923
Stock-based compensation	47,033	—	47,033
Purchase of noncontrolling interest	(96)	—	(96)
Cash dividends paid	(156,917)	—	(156,917)
Net tax shortfall related to stock-based compensation arrangements	(4,127)	—	(4,127)
Repurchase of common stock	(198,472)	—	(198,472)
Other	(395)	400	5
Stockholders' equity at August 3, 2013	$6,029,367	$8,474	$6,037,841

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Comprehensive Income:
Consolidated net income (loss)	307,488	(80)	307,408
Other comprehensive (loss) income	(195,048)	66	(194,982)
Comprehensive income (loss)	112,440	(14)	112,426
Issuance of common stock for stock options exercised and sale of stock under employee stock purchase plans	24,259	—	24,259
Stock-based compensation	63,130	—	63,130
Purchase of noncontrolling interest	(4,649)	—	(4,649)
Cash dividends paid	(148,545)	—	(148,545)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Repurchase of common stock	(271,993)	—	(271,993)
Other	(267)	—	(267)
Stockholders' equity at July 28, 2012	$6,789,705	$7,048	$6,796,753

Other comprehensive income pertaining to the noncontrolling interests during the first half of 2013 and 2012 related to foreign currency translation adjustments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive income ("AOCI") for the first half of 2013 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 2, 2013	$(124,713)	$(264,060)	$(388,773)
Foreign currency translation adjustment	(116,651)	—	(116,651)
Reclassification adjustment:
Amortization of deferred benefit costs (net of taxes of $2.5 million)	—	5,458	5,458
Balance at August 3, 2013	$(241,364)	$(258,602)	$(499,966)

The following table details the line items in the Condensed Consolidated Statements of Comprehensive Income affected by the reclassification of deferred benefit costs from AOCI during the second quarter and first half of 2013 and 2012 (in thousands):

	Amount reclassified from AOCI
	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Selling, general and administrative	$3,980	$1,801	$7,973	$3,657
Income before tax	(3,980)	(1,801)	(7,973)	(3,657)
Income tax benefit	(1,217)	(585)	(2,515)	(1,189)
Net income	$(2,763)	$(1,216)	$(5,458)	$(2,468)

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2013 and 2012 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Numerator:
Income from continuing operations, attributed to Staples, Inc.	$104,115	$125,142	$274,536	$318,015
Loss from discontinued operations, net of income taxes	(1,584)	(4,713)	(2,078)	(10,527)
Income attributed to Staples, Inc.	102,531	120,429	272,458	307,488

Denominator:
Weighted-average common shares outstanding	653,670	672,862	654,820	676,554
Effect of dilutive securities:
Employee stock options and restricted shares	8,750	6,262	8,432	7,727
Weighted-average common shares outstanding assuming dilution	662,420	679,124	663,252	684,281

Basic Earnings Per Common Share (1):
Continuing operations attributed to Staples, Inc.	$0.16	$0.19	$0.42	$0.47
Discontinued operations attributed to Staples, Inc.	—	(0.01)	—	(0.02)
Net income attributed to Staples, Inc.	$0.16	$0.18	$0.42	$0.45

Diluted Earnings Per Common Share (1):
Continuing operations attributed to Staples, Inc.	$0.16	$0.19	$0.41	$0.47
Discontinued operations attributed to Staples, Inc.	—	(0.01)	—	(0.02)
Net income attributed to Staples, Inc.	$0.16	$0.18	$0.41	$0.45

(1) Per share amounts have been rounded to allow the numbers in the table to sum mathematically.

For the second quarter and first half of 2013, approximately 35.3 million and 37.2 million options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the second quarter and first half of 2012, approximately 39.2 million and 39.5 million options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note M — Segment Reporting

Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, the Company realigned its organization by combining its North American retail stores with Staples.com, its North American website, to provide a more integrated and consistent shopping experience for its small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Segment information for the second quarter and first half of 2012 has been revised to reflect this change in the Company's reportable segments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The International Operations segment consists of businesses that that sell and deliver office products and services directly to consumers and businesses and operate stores in 23 countries in Europe, Australia, South America and Asia. As discussed in Note D - Discontinued Operations, the Company has classified PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the segment measures for International Operations for the second quarter and first half of 2012 have been revised to exclude PSD.

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

Staples' North American Stores & Online and North American Commercial segments are managed separately because the way they sell and market products is different and the classes of customers they service are different. The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the Company's North American operations.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to consolidated income from continuing operations before income taxes for the second quarter and first half of 2013 and 2012 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	Sales
North American Stores & Online	$2,422,401	$2,479,972	$5,190,778	$5,349,363
North American Commercial	1,946,259	1,921,923	3,989,277	3,931,433
International Operations	946,064	1,032,074	1,949,240	2,178,594
Total segment sales	$5,314,724	$5,433,969	$11,129,295	$11,459,390

	Business Unit Income (Loss)
North American Stores & Online	$99,787	$131,329	$272,106	$340,565
North American Commercial	128,202	142,852	278,094	301,530
International Operations	(19,617)	(15,174)	(30,373)	(25,422)
Business unit income	208,372	259,007	519,827	616,673
Stock-based compensation	(20,665)	(32,042)	(47,033)	(63,130)
Interest and other expense, net	(33,463)	(41,624)	(66,075)	(82,531)
Income from continuing operations before income taxes	$154,244	$185,341	$406,719	$471,012

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

Results of Operations

Major contributors to our second quarter of 2013 results, as compared to the results for the second quarter of 2012, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.31 billion in sales, a decrease of 2.2%;

•	North American Stores & Online's sales decreased 2.3%, comparable store sales decreased 3% and business unit income rate decreased to 4.1% from 5.3%;

•	North American Commercial's sales increased 1.3% and business unit income rate decreased to 6.6% from 7.4%;

•	International Operations’ sales decreased 8.3% and business unit loss rate increased to (2.1)% from (1.5)%; and

•
Income from continuing operations attributable to Staples, Inc. for the second quarter of 2013 was $104.1 million or $0.16 per diluted share compared to $125.1 million or $0.19 per diluted share for the second quarter of 2012.

Outlook

Our second quarter results were weaker than expected, and as a result we are adjusting our sales and earnings outlook. We now expect full year 2013 sales to decrease in the low single-digits compared to 2012 sales on a 52 week basis of $23.9 billion. Our expectations for full year 2013 diluted earnings per share from continuing operations are now in the range of $1.21 to $1.25. We continue to expect to generate more than $900 million of free cash flow and plan to continue repurchasing our common stock through open-market purchases during 2013.

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

Consolidated Performance

Second Quarter 2013 Compared to the Second Quarter 2012

Sales:  Sales for the second quarter of 2013 were $5.31 billion, a $119.2 million or 2.2% decrease from the second quarter of 2012.  The sales decline was primarily driven by ongoing weakness in International Operations, a 3% decline in comparable store sales in North American Stores & Online, and a 1% impact from store closures in North America and Europe, partially offset by a 1.3% sales increase in North American Commercial. Declines in business machines, technology accessories, ink and toner, office supplies, and computers were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and technology and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.6% for the second quarter of 2013 compared to 26.1% for the second quarter of 2012. The decrease in gross profit rate for the second quarter of 2013 was driven by lower product margins in all three of the Company's reportable segments primarily due to margin pressure in core categories such as ink, toner, and paper, as well as strong top line growth in lower margin categories such as tablets. Deleverage of fixed costs in International Operations and North America Stores & Online due to declines in sales also contributed to the decreased gross profit rate.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $19.2 million or 1.6% from the second quarter of 2012 to the second quarter of 2013. The decline was driven by decreased compensation expense as a result of lower headcount and a change in management incentive compensation, as well as lower costs associated with legal settlements. These reductions were partially offset by increased costs related to growing our online businesses. As a percentage of sales, selling, general and administrative expenses were 21.8% for the second quarter of 2013 compared to 21.7% for the second quarter of 2012.

Amortization of Intangibles: Amortization of intangibles was $13.4 million for the second quarter of 2013 compared to $14.8 million for the second quarter of 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization of intangibles resulting from our acquisition of Corporate Express was $10.9 million for the second quarter of 2013 compared with $12.3 million for the second quarter of 2012.

Interest Income: Interest income decreased to $1.2 million for the second quarter of 2013 from $1.4 million for the second quarter of 2012.  Interest income was slightly lower due to a shift in the amount of cash being held in locations with lower interest rates.

Interest Expense:  Interest expense decreased to $30.3 million for the second quarter of 2013 from $41.7 million for the second quarter of 2012. The decrease was the result of the repayment in October 2012 of our $325 million 7.375% notes and the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes in January and February of 2013, partly offset by interest on our $500 million 2.75% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $3.2 million for the second quarter of 2013 compared to a reduction of $6.0 million for the second quarter of 2012.

Other Income (Expense), Net: Other income (expense), net was an expense of $4.4 million for the second quarter of 2013 compared to expense of $1.3 million for the second quarter of 2012. The increased expense was primarily due to increased foreign exchange losses in the second quarter of 2013.

Income Taxes:  Our tax rate related to continuing operations was 32.5% in both the second quarter of 2013 and the second quarter of 2012. Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Discontinued Operations: In conjunction with the strategic plan we announced in the third quarter of 2012, we are pursuing the sale of our European Printing Systems Division business ("PSD"), a former component of our International Operations segment which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. Loss from discontinued operations, net of tax, was $1.6 million in the second quarter of 2013 compared with a loss of $4.7 million for the second quarter of 2012. The reduced loss in the second quarter of 2013 was primarily attributable to savings from headcount reductions.

First Half of 2013 Compared to the First Half of 2012

Sales: Sales for the first half of 2013 were $11.13 billion, a $330.1 million or 2.9% decrease from the first half of 2012.  The sales decline was driven by ongoing weakness in International Operations, a 3% decline in comparable store sales in North American Stores & Online, a 1% impact from store closures in North America and Europe, and a $38.7 million unfavorable impact from foreign exchange rates, partially offset by a 1.5% sales increase in North American Commercial. Declines in business machines, technology accessories, office supplies, ink and toner, and computers were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and technology and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.8% for the first half of 2013 compared to 26.4% for the first half of 2012.  The decrease in gross profit rate for the first half of 2013 was driven by lower product margins in all three of the Company's reportable segments primarily due to margin pressure in core categories such as ink, toner, and paper, as well as strong top line growth in lower margin categories such as tablets. Deleverage of fixed costs in International Operations and North America Stores & Online due to declines in sales also contributed to the decreased gross profit rate.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses in the first half of 2013 decreased by $65.4 million or 2.7% from the first half of 2012. The decline was primarily driven by decreased compensation expense as a result of lower headcount and a change in management incentive compensation, and by a favorable comparison to the first half of 2012 which included significant expenses associated with headcount reductions and legal settlements. These reductions were partially offset by increased costs related to growing our online businesses. As a percentage of sales, selling, general and administrative expenses were 21.3% for both the first half of 2013 and the first half of 2012.

Amortization of Intangibles: Amortization of intangibles was $26.8 million for the first half of 2013 compared to $30.1 million for the first half of 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization of intangibles resulting from our acquisition of Corporate Express was $21.9 million for first half of 2013 compared with $24.9 million for first half of 2012.

Interest Income: Interest income was $3.0 million in both the first half of 2013 and the first half of 2012.

Interest Expense: Interest expense decreased to $61.2 million for the first half of 2013 from $83.9 million for the first half of 2012.  The decrease was the result of the repayment in October 2012 of our $325 million 7.375% notes and the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes in January and February of 2013, partly offset by interest on our $500 million 2.75% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $6.3 million for the first half of 2013 compared to $12.1 million for the first half of 2012.

Other Income (Expense), Net: Other income (expense), net was an expense of $7.8 million for the first half of 2013 compared to expense of $1.7 million for the first half of 2012.  The increased expense was primarily due to increased foreign exchange losses in the first half of 2013.

Income Taxes:  Our tax rate related to continuing operations was 32.5% in both the first half of 2013 and the first half of 2012.  Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Discontinued Operations: Loss from discontinued operations, net of tax, was $2.1 million in the first half of 2013 compared with a loss of $10.5 million for the first half of 2012. The reduced loss in the first half of 2013 was primarily attributed to savings from headcount reductions and a favorable comparison with the first half of 2012 which included expenses related to severance.

Segment Performance

We have three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, we realigned our organization by combining our North American retail stores with Staples.com, our North American website, to provide a more integrated and consistent shopping experience for our small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Our segment information for the second quarter and first half of 2012 has been revised to reflect this change in our reportable segments.

The International Operations segment consists of businesses that sell and deliver office products and services directly to consumers and businesses and operate stores in 23 countries in Europe, Australia, South America and Asia. In the third quarter 2012, we began classifying PSD, which was formerly part of the International Operations segment, as a discontinued operation. Accordingly, the segment measures for International Operations for the second quarter and first half of 2012 have been revised to exclude PSD.

Staples evaluates performance and allocates resources based on business unit income, which represents profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles. See a reconciliation of total business unit income to income from continuing operations before income taxes in Note M - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Second Quarter 2013 Compared to the Second Quarter 2012

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2013 and 2012:

	(Amounts in thousands) 13 Weeks Ended		August 3, 2013	July 28, 2012
			(Decrease) Increase From Prior Year	Decrease From Prior Year
	August 3, 2013	July 28, 2012
Sales:
North American Stores & Online	$2,422,401	$2,479,972	(2.3)%	(1.6)%
North American Commercial	1,946,259	1,921,923	1.3%	(1.8)%
International Operations	946,064	1,032,074	(8.3)%	(17.1)%
Total Sales	$5,314,724	$5,433,969	(2.2)%	(5.0)%

	(Amounts in thousands) 13 Weeks Ended		August 3, 2013	July 28, 2012
	August 3, 2013	July 28, 2012	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$99,787	$131,329	4.1%	5.3%
North American Commercial	128,202	142,852	6.6%	7.4%
International Operations	(19,617)	(15,174)	(2.1)%	(1.5)%
Business unit income	$208,372	$259,007	3.9%	4.8%

North American Stores & Online: Sales decreased by $57.6 million or 2.3% for the second quarter of 2013. This decrease was driven by a 3% decline in comparable store sales, resulting from lower traffic and average order size, and from the closure of 54 stores during the twelve months preceding the second quarter of 2013, which negatively impacted sales growth by approximately 1%, net of estimated migration of sales to remaining stores. The declines were partially offset by a 3.5% increase in sales for Staples.com. Declines in business machines, technology accessories, ink and toner and computers were partially offset by increased sales of tablets and other mobile technology, facilities and breakroom supplies, and technology and copy and print services.

Business unit income as a percentage of sales decreased to 4.1% for the second quarter of 2013 from 5.3% for the second quarter of 2012. The decrease was driven by decreased product margins, increased costs related to growth initiatives in Staples.com and deleverage of fixed expenses on lower sales, partially offset by reduced labor expense in our retail businesses and lower costs associated with legal settlements.

North American Commercial:  Sales increased by $24.3 million or 1.3% for the second quarter of 2013.  The increase was primarily due to increased sales of facilities and breakroom supplies, furniture, tablets and other mobile technology, partially offset by decreased sales of office supplies and print solutions.

Business unit income as a percentage of sales decreased to 6.6% for the second quarter of 2013 from 7.4% for the second quarter of 2012. The decline was primarily driven by increased sales force and marketing costs to drive growth as well as lower product margins, partly offset by lower costs associated with legal settlements.

International Operations:  Sales decreased by $86.0 million or 8.3% for the second quarter of 2013. The decrease was primarily driven by broad-based weakness in the sales environment in our European delivery and Australian businesses and by the closure of 49 European stores during the twelve months preceding the second quarter of 2013, which negatively impacted sales growth in the second quarter of 2013 by approximately 2%.  The decrease was also driven by a 6% decline in comparable store sales in Europe. A favorable impact from foreign exchange rates in Europe was offset by an unfavorable impact from exchange rates in Australia.

Business unit loss as a percentage of sales increased to 2.1% for the second quarter of 2013 from 1.5% for the second quarter of 2012.  The increased rate of loss was driven by deleverage of fixed costs on lower sales and lower product margins in our European delivery and Australian businesses. The lower product margins stemmed from a competitive pricing environment, primarily in our contract businesses. These factors were partially offset by reduced marketing spend and savings related to headcount reductions in our European and Australian businesses.

First Half of 2013 Compared to the First half of 2012

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2013 and 2012:

	(Amounts in thousands) 26 Weeks Ended		August 3, 2013	July 28, 2012
			(Decrease) Increase From Prior Year	Decrease From Prior Year
	August 3, 2013	July 28, 2012
Sales:
North American Stores & Online	$5,190,778	$5,349,363	(3.0)%	(0.3)%
North American Commercial	3,989,277	3,931,433	1.5%	(0.6)%
International Operations	1,949,240	2,178,594	(10.5)%	(12.6)%
Total segment sales	$11,129,295	$11,459,390	(2.9)%	(3.0)%

	(Amounts in thousands) 26 Weeks Ended		August 3, 2013	July 28, 2012
	August 3, 2013	July 28, 2012	% of Sales	% of Sales
Business Unit Income (loss):
North American Stores & Online	$272,106	$340,565	5.2%	6.4%
North American Commercial	278,094	301,530	7.0%	7.7%
International Operations	(30,373)	(25,422)	(1.6)%	(1.2)%
Business unit income	$519,827	$616,673	4.7%	5.4%

North American Stores & Online: Sales decreased by $158.6 million or 3.0% for the first half of 2013. This decrease was driven by a 3% decline in comparable store sales, resulting from lower traffic. This decrease also resulted from the closure of 61 stores during fiscal 2012 and the first quarter of 2013, which negatively impacted sales growth by approximately 1%, net of estimated migration of sales to remaining stores. These declines were partially offset by a 3.3% increase in sales for Staples.com. Declines in computers, ink and toner, business machines, and technology accessories were partially offset by increased sales of tablets and other mobile technology, facilities and breakroom supplies, and technology and copy and print services.

Business unit income as a percentage of sales declined to 5.2% for the first half of 2013 from 6.4% for the first half of 2012. The decrease was driven by lower product margins, increased costs related to growth initiatives in Staples.com, and deleverage of fixed expenses on lower sales, partially offset by lower costs associated with legal settlements.

North American Commercial:  Sales increased by $57.8 million or 1.5% for the first half of 2013.  The increase was primarily due to increased sales of facilities and breakroom supplies, furniture, tablets and other mobile technology, partially offset by decreased sales of office supplies and print solutions.

Business unit income as a percentage of sales was 7.0% in the first half of 2013 compared to 7.7% in the first half of 2012, primarily driven by increased marketing costs, lower product margins and investments in sales force. These factors were partially offset by a favorable comparison to the first half of 2012, which included costs related to legal settlements.

International Operations:  Sales decreased by $229.4 million or 10.5% for the first half of 2013. The decrease was primarily driven by broad-based weakness in the sales environment in our European delivery and Australian businesses and by the closure of 49 European stores during fiscal year 2012 and the first quarter of 2013, which negatively impacted sales growth in the first half of 2013 by approximately 2%.  The decrease was also driven by a 4% decline in comparable store sales in Europe, primarily due to lower traffic, as well as a $13.3 million unfavorable impact from foreign exchange rates.

Business unit loss as a percentage of sales increased to 1.6% for the first half of 2013 from 1.2% for the first half of 2012.   The increased rate of loss was driven by deleverage of fixed costs on lower sales and lower product margins in our European delivery and Australian businesses. The lower product margins stemmed from a competitive pricing environment, particularly in our contract businesses.  These factors were partially offset by reduced marketing spend, savings related to headcount reductions in our European and Australian businesses, as well as a favorable comparison to the first half of 2012 which included charges for severance and the settlement of a contractual dispute.  In addition, to a lesser extent, we experienced improved profitability in our European retail business as a result of closing the stores identified in connection with our 2012 strategic plan.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $347.6 million for the first half of 2013 compared to $256.8 million for the first half of 2012, an increase of $90.8 million.  The increase was primarily due to favorable changes in working capital, partly offset by a decline in net income adjusted for non-cash expenses.

Cash used in investing activities was $149.9 million for the first half of 2013 compared to $126.2 million for the first half of 2012, an increase of $23.7 million.  The increase was primarily due to a $34.3 million use of cash in conjunction with the termination of the our joint venture arrangement in India, partly offset by $8.4 million of proceeds from the sale of property and equipment. Capital expenditures were roughly flat year-over-year.

Cash used in financing activities was $319.6 million for the first half of 2013 compared to $378.6 million for the first half of 2012, a decrease of $59.0 million.  The decrease was primarily due to an $86.7 million reduction in cash used to repurchase shares under our share repurchase plan and a $28.7 million increase in cash proceeds from option exercises and the sale of stock under our employee stock purchase plans.  We spent $164.7 million in the first half of 2013 to repurchase 11.3 million shares under our share repurchase plan compared with $251.4 million spent in first half of 2012 to buy 18.0 million shares. Net borrowings under our commercial paper program and various lines of credit declined by $41.0 million in the first half of 2013 compared with the prior year period. In the first half of 2013, the Company paid shareholders cash dividends of $0.24 per share for a total of $156.9 million, an increase from the $0.22 per share for a total of $148.5 million paid in the half half of 2012.

Sources of Liquidity

On May 31, 2013, we entered into a new credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and other lending institutions named therein. The May 2018 Revolving Credit Facility replaced the credit agreement dated as of November 4, 2010, which provided for a maximum borrowing of $1.0 billion and was due to expire in November 2014 (the "Prior Agreement"). As of May 31, 2013, no borrowings were outstanding under the Prior Agreement.

The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on our credit rating and fixed charge coverage ratio. We will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on our credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with our public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require us to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.

We also have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue.

As of August 3, 2013, no amounts were outstanding under the May 2018 Revolving Credit Facility and no Notes were outstanding. We did not borrow under the Prior Agreement, the May 2018 Revolving Credit Facility or the Commercial Paper Program during the first half of 2013.

We have various other lines of credit under which we may borrow a maximum of $175.5 million. At August 3, 2013, we had outstanding borrowings of $88.4 million and outstanding letters of credit of $0.2 million, leaving $86.9 million of available credit at that date.

At August 3, 2013, we had approximately $2.27 billion in total cash and funds available through credit agreements, which consisted of $1.09 billion of available credit and $1.19 billion of cash and cash equivalents. Of the $1.19 billion in cash and cash equivalents, approximately $411.6 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of August 3, 2013, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	August 3, 2013
	Available Credit	Debt Outstanding
January 2014 Notes	$—	$872,775
January 2018 Notes	—	498,783
January 2023 Notes	—	499,092
May 2018 Revolving Credit Facility	1,000,000	—
Other lines of credit	86,940	88,368
Capital lease obligations and other notes payable	—	6,038
Total	$1,086,940	$1,965,056

At August 3, 2013, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2012 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of August 3, 2013, nor did we utilize any during the second quarter or first half of 2013.

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

Capital expenditures were $124.0 million in the first half of 2013 compared to $126.2 million in the first half of 2012, a decrease of $2.2 million. For the full year 2013, we expect a modest increase in capital spending compared with 2012 resulting from investments in our online businesses and our other strategic growth initiatives. We are not planning to open a significant number of new stores in 2013, but will instead continue to focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

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

We paid a second quarter of 2013 cash dividend of $0.12 per share on July 18, 2013 to stockholders of record on June 28, 2013.  We expect the total value of quarterly cash dividend payments for fiscal 2013 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2013 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first half of 2013, we have spent $164.7 million to repurchase 11.3 million shares under the 2011 Repurchase Plan. As of August 3, 2013, we have spent a total of $796.4 million to repurchase 58.7 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $703.6 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At August 3, 2013, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of August 3, 2013, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 3, 2013, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 3, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As the world's leading office products company operating in 26 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, fluctuation in the financial markets, lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been modest improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected, and our ability to generate cash flow may be negatively impacted, by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

We face uncertainties in connection with the implementation of our strategies to transform our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

In September 2012, we announced plans to transform our business, including accelerating growth in online businesses by expanding our product assortment, integrating our retail and online offering, improving store productivity in North America, restructuring operations in order to reduce complexity and improve profitability of our European operations, and initiating a multi-year cost savings plan in order to help fund these investments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. If we are unable to successfully implement our plans or if we adopt new strategies for our business, we could take additional charges in the future, including potential impairment of assets and charges for additional restructuring activities that may be required. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized substantial goodwill impairment charges in the past and may be required to recognize additional goodwill impairment charges in the future.

During the third quarter of 2012, we recorded a pre-tax goodwill impairment charge of $771.5 million related to our Europe Retail and Europe Catalog reporting units as a result of industry trends and the ongoing economic weakness in Europe, and the related strategic decision to reallocate resources to other Staples business units with greater growth potential. At August 3, 2013, we had $3.19 billion of remaining goodwill on our balance sheet, and we could experience material goodwill impairment charges in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

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
On October 1, 2012, we repaid all of our $325 million 7.375% senior notes. In February 2013, we concluded a tender offer of our 9.75% notes due in January 2014, which resulted in the repurchase of $633.1 million of these notes and left $866.9 million of notes outstanding. Also, in January 2013, we issued $500 million 2.75% senior notes due January 2018 and $500 million 4.375% senior notes due January 2023. As of August 3, 2013, our consolidated outstanding debt was $1.97 billion. As of August 3, 2013, we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the second quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 5, 2013 - June 1, 2013	1,984,337	$14.36	1,982,400	$774,929,000
June 2, 2013 - July 6, 2013	3,862,575	15.84	2,181,903	740,343,000
July 7, 2013 - August 3, 2013	2,217,197	16.55	2,217,197	703,592,000
Total for the second quarter of 2013	8,064,109	$15.63	6,381,500	$703,592,000
____________________________________________

(1)
Includes a total of 1,682,609 shares of our common stock withheld during the second quarter of our 2013 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	August 21, 2013	By:	/s/ STEPHEN BACICA
Stephen Bacica
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated as of May 31, 2013, by and among Staples, Inc., Bank of America, N.A. and the other lenders named therein, Bank of America, N.A., as administrative agent for the lenders, as the lender of Swing Line Loans, and as an Issuing Bank, Barclays Bank PLC and HSBC Bank USA, National Association, as co-syndication agents for the Lenders and as Issuing Banks, and Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as co-documentation agents for the lenders. (Including schedules and exhibits). Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 4, 2013.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.