Form 10-Q
period 2013-11-02
STAPLES INC
filed 2013-11-20
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  November 2, 2013

or

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

The registrant had 653,676,033 shares of common stock outstanding as of November 18, 2013.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
November 2, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,391,171	$1,334,302
Receivables, net	1,895,679	1,815,586
Merchandise inventories, net	2,421,873	2,314,058
Deferred income tax assets	218,033	218,899
Prepaid expenses and other current assets	322,611	346,773
Current assets of discontinued operations	—	170,819
Total current assets	6,249,367	6,200,437

Property and equipment:
Land and buildings	996,836	1,015,225
Leasehold improvements	1,304,437	1,300,258
Equipment	2,689,063	2,625,949
Furniture and fixtures	1,084,681	1,088,669
Total property and equipment	6,075,017	6,030,101
Less: Accumulated depreciation	4,248,393	4,066,926
Net property and equipment	1,826,624	1,963,175

Intangible assets, net of accumulated amortization	395,997	384,609
Goodwill	3,250,560	3,221,162
Other assets	456,958	510,622
Total assets	$12,179,506	$12,280,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,114,917	$1,896,040
Accrued expenses and other current liabilities	1,369,186	1,405,752
Debt maturing within one year	972,969	987,161
Current liabilities of discontinued operations	—	129,672
Total current liabilities	4,457,072	4,418,625

Long-term debt, net of current maturities	1,000,516	1,001,943
Other long-term obligations	658,534	723,343

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 937,430,495 and 654,041,037 shares at November 2, 2013 and 932,246,614 shares and 669,182,785 shares at February 2, 2013, respectively	562	559
Additional paid-in capital	4,823,665	4,711,113
Accumulated other comprehensive loss	(444,116)	(388,773)
Retained earnings	6,866,954	6,694,207
Less: Treasury stock at cost, 283,389,458 shares at November 2, 2013 and 263,063,829 shares at February 2, 2013	(5,192,207)	(4,888,953)
Total Staples, Inc. stockholders’ equity	6,054,858	6,128,153
Noncontrolling interests	8,526	7,941
Total stockholders’ equity	6,063,384	6,136,094
Total liabilities and stockholders’ equity	$12,179,506	$12,280,005

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales	$6,111,695	$6,353,140	$17,240,990	$17,812,530
Cost of goods sold and occupancy costs	4,456,969	4,601,286	12,715,758	13,040,678
Gross profit	1,654,726	1,751,854	4,525,232	4,771,852
Operating expenses:
Selling, general and administrative	1,210,251	1,237,196	3,581,206	3,673,598
Impairment of goodwill and long-lived assets	—	810,996	—	810,996
Restructuring charges	64,085	30,396	64,085	30,396
Amortization of intangibles	13,794	30,413	40,551	60,466
Total operating expenses	1,288,130	2,109,001	3,685,842	4,575,456

Operating income (loss)	366,596	(357,147)	839,390	196,396

Other (expense) income:
Interest income	1,319	1,249	4,289	4,251
Interest expense	(30,446)	(40,343)	(91,682)	(124,195)
Other income (expense), net	3,975	(1,788)	(3,834)	(3,469)
Income (loss) from continuing operations before income taxes	341,444	(398,029)	748,163	72,983
Income tax expense	121,359	170,703	253,542	323,780
Income (loss) from continuing operations, including the portion attributable to the noncontrolling interests	220,085	(568,732)	494,621	(250,797)
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(84,857)	(27,559)	(86,935)	(38,084)
Consolidated net income (loss)	135,228	(596,291)	407,686	(288,881)
Loss attributed to the noncontrolling interests	—	(39)	—	(119)
Income (loss) attributed to Staples, Inc.	$135,228	$(596,252)	$407,686	$(288,762)
Amounts attributable to Staples, Inc.:
Income (loss) from continuing operations	$220,085	$(568,693)	$494,621	$(250,678)
Loss from discontinued operations, net of income taxes	(84,857)	(27,559)	(86,935)	(38,084)
Income (loss) attributed to Staples, Inc.	$135,228	$(596,252)	$407,686	$(288,762)

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.34	$(0.85)	$0.76	$(0.37)
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.04)	(0.13)	(0.06)
Net income (loss) attributed to Staples, Inc.	$0.21	$(0.89)	$0.63	$(0.43)
Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.34	$(0.85)	$0.75	$(0.37)
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.04)	(0.13)	(0.06)
Net income (loss) attributed to Staples, Inc.	$0.21	$(0.89)	$0.62	$(0.43)

Dividends declared per common share	$0.12	$0.11	$0.36	$0.33

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Comprehensive income (loss) from consolidated operations	$191,130	$(461,644)	$352,528	$(349,218)
Comprehensive income attributed to noncontrolling interests	52	128	185	114
Comprehensive income (loss) attributed to Staples, Inc.	$191,078	$(461,772)	$352,343	$(349,332)

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Operating Activities:
Consolidated net income (loss)	$407,686	$(288,881)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301,348	301,840
Amortization of intangibles	40,551	60,466
Loss on disposal of business	80,887	—
Impairment of goodwill and long-lived assets	—	810,996
Stock-based compensation	62,113	90,406
Excess tax benefits from stock-based compensation arrangements	(2,164)	(179)
Deferred income tax expense	41,856	68,915
Other	(1,481)	(932)
Changes in assets and liabilities:
(Increase) decrease in receivables	(81,505)	10,622
Increase in merchandise inventories	(138,399)	(40,094)
Decrease (increase) in prepaid expenses and other assets	17,359	(65,109)
Increase in accounts payable	203,200	31,188
Increase (decrease) in accrued expenses and other liabilities	52	(40,855)
Decrease in other long-term obligations	(56,364)	(42,997)
Net cash provided by operating activities	875,139	895,386

Investing Activities:
Acquisition of property and equipment	(204,212)	(204,163)
Cash paid for termination of joint venture	(34,298)	—
Proceeds from the sale of property and equipment	12,849	9,500
Disposition of business, net	(12,736)	—
Acquisition of businesses, net of cash acquired	(74,632)	(1,941)
Net cash used in investing activities	(313,029)	(196,604)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	56,146	26,039
Proceeds from borrowings	31,614	70,031
Payments on borrowings	(39,863)	(423,303)
Purchase of noncontrolling interest	(96)	(5,651)
Cash dividends paid	(234,939)	(221,682)
Excess tax benefits from stock-based compensation arrangements	2,164	179
Repurchase of common stock	(303,254)	(383,220)
Net cash used in financing activities	(488,228)	(937,607)
Effect of exchange rate changes on cash and cash equivalents	(16,308)	(4,640)
Net increase (decrease) in cash and cash equivalents	57,574	(243,465)
Cash and cash equivalents at beginning of period	1,334,302	1,264,149
Cash and cash equivalents at end of period	1,391,876	1,020,684
Less: Net increase in cash and cash equivalents attributed to discontinued operations	(705)	(641)
Cash and cash equivalents at the end of the period attributed to continuing operations	$1,391,171	$1,020,043
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the business. These financial statements are for the period covering the thirteen and thirty-nine weeks ended November 2, 2013 (also referred to as the “third quarter of 2013" and "year-to-date 2013") and the period covering the thirteen and thirty-nine weeks ended October 27, 2012 (also referred to as the “third quarter of 2012” and "year-to-date 2012").

The Company completed the sale of its European Printing Systems Division business (“PSD”) during the third quarter of 2013. PSD is being presented as a discontinued operation in the condensed consolidated statement of comprehensive income for all periods presented. Prior to its disposition, the assets and liabilities comprising the PSD disposal group met the criteria to be classified as held-for-sale in accordance with Accounting Standards Codification ("ASC") 360-10 and were aggregated and presented as current assets and liabilities from discontinued operations in the condensed consolidated balance sheet, as appropriate. See Note D - Discontinued Operations for additional information regarding PSD. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements refers to results from continuing operations.

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

Note C — Restructuring Charges
In the third quarter of 2013, as part of the Company's continuing efforts to cut costs, the Company initiated a restructuring plan (“the 2013 Plan”) aimed at further streamlining its operations and general and administrative functions. Pursuant to the 2013 Plan, certain distributed general and administrative functions will be centralized, which the Company believes will help drive additional synergies across business units. In addition, certain operational resources will be consolidated, which the Company believes will result in increased efficiencies, without negatively impacting customer service.

As a result of actions to be taken under the 2013 Plan, the Company recorded pre-tax restructuring charges of $78.3 million, including $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to the Company's International Operations

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

segment and $15.6 million relates to the Company’s corporate headquarters and North American operations. The Company does not expect to incur material costs in future periods related to the 2013 Plan. The Company expects to substantially complete the actions required under the 2013 Plan by the end of fiscal 2014.

For the restructuring liabilities associated with the 2013 Plan, $9.2 million of the employee severance costs are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of November 2, 2013. Of the $78.3 million in total charges associated with the 2013 Plan, approximately $2.5 million was paid during the third quarter of 2013.

The restructuring charges related to the 2013 Plan are presented within Restructuring charges in the Company's condensed consolidated statements of comprehensive income. The table below shows how the $78.3 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

13 and 39 Weeks Ended
November 2, 2013
Cost of goods sold and occupancy costs	$7,680
Selling, general and administrative	70,610
Total	$78,290

In 2012, the Company initiated a strategic plan (the “2012 Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the 2012 Plan include more fully integrating the Company's retail and online offerings, restructuring its International Operations segment and improving the productivity of its stores in North America. Pursuant to the 2012 Plan, during 2012 the Company took the following actions:

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

As a result of the actions taken under the 2012 Plan, during 2012 the Company recorded pre-tax restructuring charges of $207.0 million related to continuing operations. Of this amount, approximately $177 million related to the Company's International Operations segment and $30 million related to the North American Stores & Online segment. The Company does not expect to incur material costs in future periods in connection with the 2012 Plan. The Company expects to substantially complete the actions required under the 2012 Plan by the end of fiscal 2013.
The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 Plan (in thousands):

	2012 Plan
	Contractual Obligations	Employee Related	Other	Total
Accrued restructuring balance as of February 2, 2013	$102,561	$68,259	$6,445	$177,265
Cash payments	(68,706)	(33,815)	(6,086)	(108,607)
Adjustments	1,754	(12,313)	—	(10,559)
Foreign currency translations	(1,642)	(583)	(180)	(2,405)
Accrued restructuring balance as of November 2, 2013	$33,967	$21,548	$179	$55,694
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by early fiscal 2014. The Company anticipates that payments related to facility lease obligations will be complete by fiscal 2019.
In the third quarter of 2013, the Company recorded a net $10.6 million adjustment to reduce the liabilities associated with the 2012 Plan. The adjustment included a $12.3 million reduction of the liability for employee-related costs, partly offset by a $1.8 million increase in the liability related to contractual obligations. These adjustments stemmed from changes in facts and

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

circumstances during 2013. In addition, the Company recorded a $3.6 million adjustment related to other costs associated with the 2012 Plan.

For the restructuring liabilities associated with the 2012 Plan, $14.4 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities  in the Company's condensed consolidated balance sheet as of November 2, 2013.
Also during 2012, the Company recorded a pre-tax charge of $20.1 million primarily for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD. As of the end of the second quarter of 2013, the accrued restructuring balance related to discontinued operations was $3.0 million. The Company completed the sale of PSD in the third quarter of 2013, pursuant to which the remaining liability was transfered to the buyer (see Note D - Discontinued Operations).
Note D — Discontinued Operations

In the third quarter of 2012, the Company announced its commitment to pursue the sale of PSD, a former component of the Company's International Operations segment, which operates in five countries in Europe and focuses on the sale, rental and servicing of printing machinery. On October 5, 2013, the Company completed the sale of substantially all of PSD's assets and liabilities by means of a stock sale, resulting in a preliminary loss on disposal of $80.9 million. The loss, which is primarily non-cash in nature and which is subject to a working capital adjustment to be finalized in the fourth quarter of 2013, is included in Loss from discontinued operations, net of income taxes in the condensed consolidated statements of comprehensive income. The loss reflects an insignificant amount of curtailment and settlement gains and losses associated with the defined benefit pension plans related to PSD. Based on the final measurements for the curtailments and settlements, the resulting net loss on disposal is lower than the range of expected loss disclosed in the Company's financial statements for the second quarter of 2013.

The following table details PSD's results of operations during the nine and thirty-five weeks ended October 5, 2013 compared to the thirteen and thirty-nine weeks ended October 27, 2012, which have been reported in discontinued operations (in thousands):

	9 Weeks Ended	13 Weeks Ended	35 Weeks Ended	39 Weeks Ended
	October 5, 2013	October 27, 2012	October 5, 2013	October 27, 2012
Sales	$37,641	$67,231	$199,224	$211,162

Restructuring charges	—	18,433	—	18,433

Loss from discontinued operations, before income taxes (including loss on disposal of $80.9 million in the 9 and 35 weeks ended October 5, 2013)	(86,070)	(23,404)	(88,301)	(38,994)
Income tax (benefit) expense	(1,213)	4,155	(1,366)	(910)
Loss from discontinued operations, net of income taxes	$(84,857)	$(27,559)	$(86,935)	$(38,084)
Note E — Income Taxes

In the third quarter and year-to-date 2013, the Company's effective tax rates related to continuing operations were 35.5% and 33.9%, respectively, which compares with effective rates of (42.9)% for the third quarter of 2012 and 443.6% for year-to-date 2012. The tax rates for the third quarter and year-to-date 2013 reflect $64.1 million of net restructuring charges incurred in the third quarter of 2013, certain portions of which did not result in a tax benefit. The negative tax rate for the third quarter of 2012 and the high effective tax rate for year-to-date 2012 reflected incurred charges of $811.0 million for goodwill and long-lived asset impairment and $30.4 million related to restructuring activities, the majority of which were not tax deductible or, if deductible, the resulting deferred tax assets required valuation allowances. Our tax rates in the third quarter of 2012 and year-to-date 2012 also reflected additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in the third quarter and year-to-date 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and accelerated tradename amortization in Australia was $21.5 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note F — Fair Value Measurements

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

  The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note G - Debt and Credit Agreements) as of November 2, 2013 and February 2, 2013 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	November 2, 2013		February 2, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2014 Notes	$869,583	$883,395	$879,454	$940,009
January 2018 Notes	498,851	504,850	498,635	502,202
January 2023 Notes	499,116	482,350	499,040	496,369

The following table shows the Company’s assets and liabilities as of November 2, 2013 and February 2, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	November 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$613,788	$—	$—

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$585,479	$—	$—
Liabilities
Derivative liabilities	—	(20,153)	—

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

Note G — Debt and Credit Agreements

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

The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon the Company's request and the agreement of the lenders participating in

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on Staples' credit rating and fixed charge coverage ratio. Staples will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on Staples' credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with Staples' public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require Staples to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.

The Company also has a commercial paper program ("Commercial Paper Program") that allows the Company to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. Maturities of the Notes vary, but may not exceed 397 days from the date of issue.

As of November 2, 2013, no amounts were outstanding under the May 2018 Revolving Credit Facility and no Notes were outstanding. The Company did not borrow under the Prior Agreement, the May 2018 Revolving Credit Facility or the Commercial Paper Program during year-to-date 2013.

The Company has various other lines of credit under which it may borrow a maximum of $177.9 million. At November 2, 2013, the Company had outstanding borrowings of $99.7 million and outstanding letters of credit of $0.2 million related to these lines of credit, leaving $78.0 million of available credit at that date.

The major components of the Company’s outstanding debt as of November 2, 2013 and February 2, 2013 are as follows (in thousands):

	November 2, 2013	February 2, 2013
January 2014 Notes	$869,583	$879,454
January 2018 Notes	498,851	498,635
January 2023 Notes	499,116	499,040
Other lines of credit	99,730	103,734
Capital lease obligations and other notes payable	6,205	8,241
	1,973,485	1,989,104
Less: current portion	(972,969)	(987,161)
Net long-term debt	$1,000,516	$1,001,943

Note H — Derivatives Instruments and Hedging Activities

From time to time, Staples uses interest rate swaps, foreign currency swaps and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  The derivatives qualify for hedge accounting treatment if they are highly effective in offsetting the underlying exposures related to the hedged items.

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

The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the condensed consolidated balance sheet as of November 2, 2013 and February 2, 2013 (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	November 2, 2013	February 2, 2013
Liability derivatives:
Foreign currency forwards	Other long-term liabilities	$—	$(9,967)

The table below presents pre-tax gains and losses recognized in other comprehensive income ("OCI") during the third quarter and year-to-date 2012 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands). There were no net investment or cash flow hedges outstanding during the third quarter or year-to-date 2013.

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

Interest Rate Swaps:

During 2012, the Company entered into a series of interest rate swap agreements for an aggregate notional amount of $325 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and the January 2023 Notes (see Note G - Debt and Credit Agreements). At October 27, 2012, the outstanding portion of these interest rate swaps had an aggregate fair value loss of $0.4 million which was included in other long-term obligations. No amounts were included in the condensed consolidated statement of comprehensive income in the third quarter or year-to-date 2012 related to ineffectiveness associated with these cash flow hedges. Upon issuance of these notes in January 2013, the Company terminated these swaps, realizing a gain of $1.3 million. Of this amount, $0.7 million is being amortized to interest expense over the terms of the January 2018 Notes and January 2023 Notes and $0.6 million was recognized as a gain in Other (expense) income in the condensed consolidated statements of comprehensive income in the fourth quarter of 2012 due to ineffectiveness associated with these cash flow hedges.

Foreign Currency Forwards and Swaps:

In October 2012, the Company entered into a foreign currency forward that had been designated as a foreign currency hedge on Staples’ net investment in Euro-denominated subsidiaries. Upon maturity of the agreement in November 2012, Staples received 116 million Euros and paid 150 million Canadian dollars, recognizing a gain of $0.5 million, which was recorded as a foreign currency translation gain within other comprehensive income. No amounts were included in the condensed consolidated statement of comprehensive income for the third quarter or year-to-date 2012 related to ineffectiveness associated with this net investment hedge.

In September 2012, the Company entered into a foreign currency forward that had been designated as a foreign currency hedge on Staples’ net investment in Euro-denominated subsidiaries. Upon maturity of the agreement in October 2012, Staples received 121 million Euros and paid 150 million Canadian dollars, recognizing a loss of $6.7 million which was recorded as a foreign currency translation loss within other comprehensive income. No amounts were included in the condensed consolidated

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

statement of comprehensive income for the third quarter or year-to-date 2012 related to ineffectiveness associated with this net investment hedge.

In May 2012, the Company entered into a foreign currency forward that was designated as a foreign currency hedge on Staples’ net investment in Euro denominated subsidiaries. Under the terms of the agreement, Staples, upon maturity of the agreement in September 2012, received 115 million Euros and paid 150 million Canadian dollars. No amounts were included in the condensed consolidated statement of comprehensive income for the third quarter or year-to-date 2012 related to ineffectiveness associated with this net investment hedge. Upon maturity of the agreement in September 2012, Staples recognized a gain of $7.9 million which was recorded as a foreign currency translation gain within other comprehensive income.

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In the third quarter of 2012, the Company settled 150 million Canadian dollars of the notional amount relating to these forwards, realizing losses of $8.7 million, which was recorded within Other (expense) income. In the fourth quarter of 2012, the Company settled an additional 350 million Canadian dollars of notional amount relating to these forwards, realizing losses of $15.5 million, which were recorded in Other (expense) income. In 2013, the Company settled 150 million Canadian dollars of notional amount in its second fiscal quarter and the final 100 million Canadian dollars of notional amount in the third quarter, realizing losses of $1.0 million and $4.2 million in the third quarter and year-to-date 2013, respectively, which were recorded within Other (expense) income. Unrealized gains of $5.8 million were recognized in Other (expense) income, net during year-to-date 2013 related to the outstanding portions of this fair value hedge. During the third quarter and year-to-date 2012, unrealized losses of $6.3 million and $3.1 million, respectively, were recognized in Other (expense) income related to the outstanding portions of the hedge. No amounts were included in the condensed consolidated statement of comprehensive income related to ineffectiveness associated with this fair value hedge.

In August 2007, the Company entered into a series of foreign currency swaps with an aggregate notional amount of $300 million that had been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In year-to-date 2012, the Company terminated these swaps, recognizing losses of approximately $5.6 million and $14.9 million in the third quarter and year-to-date 2012, respectively. which were recorded as foreign currency translation losses within other comprehensive income. No amounts were included in the condensed consolidated statements of comprehensive income related to ineffectiveness associated with this net investment hedge.

Note I — Equity Based Employee Benefit Plans

Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and nonqualified stock options to associates.  Shares issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Nonqualified stock options cannot be exercised until they vest.  Vesting of the Restricted Shares and nonqualified stock options occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are recognized on a straight line basis over the applicable vesting period.

The Company changed its executive compensation program for fiscal year 2013 by replacing annual grants of time-based stock options and restricted stock awards with executive stock-based awards now consisting solely of performance shares. The Company has entered into long-term performance share agreements with certain executives relating to fiscal years 2013, 2014 and 2015. Vesting will be based on performance in each fiscal year, not cumulative performance, with metrics established at the beginning of each year. Payout may range from 25% to 200% of target, depending on actual performance. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause. The tranche relating to 2013 comprises 0.5 million shares at target with a grant-date fair value of $6.6 million. Vesting for the 2013 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2013. Compensation expense is accrued during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of the performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the activity during year-to-date 2013 related to non-qualified stock options and Restricted Shares. The Company did not grant any stock options in year-to-date 2013.

	Nonqualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 2, 2013	41,747,699	$19.83	14,549,213	$15.54
Granted	—	—	3,939,735	15.60
Exercised	(2,630,428)	15.29	(6,096,021)	17.28
Cancelled	(2,338,965)	18.99	(1,795,935)	14.96
Outstanding at November 2, 2013	36,778,306	$20.20	10,596,992	$14.65

Exercisable at November 2, 2013	32,323,772	$21.05
Vested or expected to vest at November 2, 2013	36,358,809	$20.41

(1)	Excludes outstanding performance shares

In connection with its equity-based employee compensation and benefit plans, Staples recognized $15.1 million and $62.1 million in compensation expense for the third quarter and year-to-date 2013, respectively, and $27.3 million and $90.4 million in compensation expense for the third quarter and year-to-date 2012, respectively. As of November 2, 2013, Staples had $108.2 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through September 2016.

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During year-to-date 2013 and 2012, the Company issued 2.2 million shares and 2.1 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.

Note J — Pension and Other Post-Retirement Benefit Plans

The Company sponsors pension plans that cover certain employees in Europe and the U.S.  The benefits due to U.S. plan participants are frozen.  A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts.  Contributions are made to these trusts, as necessary, to meet legal and other requirements.

In the third quarter of 2013, the Company completed the sale of PSD, pursuant to which certain defined benefit pension plan obligations were transferred to the buyer. In addition, certain former and and current employees of PSD participate in a pension plan in the Netherlands along with participants from other business units of Staples, and as a result of the transaction there was a curtailment in the plan. The Company updated the valuations of the related pension plan assets and liabilities during the third quarter of 2013, and based on these measurements determined that the curtailment and settlement gains and losses related to these plan obligations were insignificant. The resulting adjustments to the pension-related amounts recognized in the Company's condensed consolidated balance sheet as of November 2, 2013 were also not material. See Note D - Discontinued Operations for additional information regarding PSD.

In August 2010, the Company began sponsoring an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the third quarter and year-to-date 2013 and 2012 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2013 and 2012 related to the plans (in thousands):

	13 Weeks Ended November 2, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,994	$3,994	$798
Interest cost	410	7,886	8,296	633
Expected return on plan assets	(468)	(15,372)	(15,840)	—
Amortization of unrecognized losses and prior service costs	155	3,360	3,515	534
Total cost (benefit)	$97	$(132)	$(35)	$1,965

	13 Weeks Ended October 27, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$2,557	$2,557	$460
Interest cost	443	9,339	9,782	385
Expected return on plan assets	(438)	(12,520)	(12,958)	—
Amortization of unrecognized losses and prior service costs	83	1,301	1,384	429
Total cost	$88	$677	$765	$1,274

	39 Weeks Ended November 2, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$11,834	$11,834	$2,394
Interest cost	1,229	23,360	24,589	1,899
Expected return on plan assets	(1,403)	(45,525)	(46,928)	—
Amortization of unrecognized losses and prior service costs	465	9,955	10,420	1,602
Total cost (benefit)	$291	$(376)	$(85)	$5,895

	39 Weeks Ended October 27, 2012
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,736	$7,736	$1,380
Interest cost	1,329	28,254	29,583	1,155
Expected return on plan assets	(1,313)	(37,887)	(39,200)	—
Amortization of unrecognized losses and prior service costs	248	3,934	4,182	1,287
Total cost	$264	$2,037	$2,301	$3,822

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Stockholders' Equity

The following table reflects the changes in stockholders’ equity attributed to Staples, Inc. and its noncontrolling interests for year-to-date 2013 and 2012 (in thousands):

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at February 2, 2013	$6,128,153	$7,941	$6,136,094
Comprehensive Income:
Consolidated net income	407,686	—	407,686
Other comprehensive (loss) income	(55,343)	185	(55,158)
Comprehensive income	352,343	185	352,528
Issuance of common stock for stock options exercised and the sale of stock under employee stock purchase plans	56,146	—	56,146
Stock-based compensation	62,113	—	62,113
Purchase of noncontrolling interest	(96)	—	(96)
Cash dividends paid	(234,939)	—	(234,939)
Net tax shortfall related to stock-based compensation arrangements	(5,215)	—	(5,215)
Repurchase of common stock	(303,254)	—	(303,254)
Other	(393)	400	7
Stockholders' equity at November 2, 2013	$6,054,858	$8,526	$6,063,384

	Attributable to Staples, Inc.	Attributable to Noncontrolling Interest	Total
Stockholders' equity at January 28, 2012	$7,015,151	$7,062	$7,022,213
Comprehensive Income:
Consolidated net loss	(288,762)	(119)	(288,881)
Other comprehensive (loss) income	(60,570)	233	(60,337)
Comprehensive (loss) income	(349,332)	114	(349,218)
Issuance of common stock for stock options exercised and sale of stock under employee stock purchase plans	26,039	—	26,039
Stock-based compensation	90,406	—	90,406
Purchase of noncontrolling interest	(5,651)	—	(5,651)
Cash dividends paid	(221,682)	—	(221,682)
Excess tax benefits from stock-based compensation arrangements	179	—	179
Repurchase of common stock	(383,220)	—	(383,220)
Other	(337)	—	(337)
Stockholders' equity at October 27, 2012	$6,171,553	$7,176	$6,178,729

Other comprehensive income pertaining to the noncontrolling interests during the year-to-date 2013 and 2012 related to foreign currency translation adjustments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for year-to-date 2013 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 2, 2013	$(124,713)	$(264,060)	$(388,773)
Foreign currency translation adjustment	(62,197)	—	(62,197)
Curtailment of pension plans (net of tax expense of $3.9 million)	—	11,573	11,573
Deferred benefit costs (net of tax benefit of $3.2 million)	—	(9,536)	(9,536)
Reclassification adjustment:
Release of cumulative translation adjustments ("CTA") to earnings upon disposal of a foreign business	(3,265)	—	(3,265)
Amortization of deferred benefit costs (net of tax benefit of $3.9 million)	—	8,082	8,082
Balance at November 2, 2013	$(190,175)	$(253,941)	$(444,116)

The following table details the line items in the condensed consolidated statements of comprehensive income affected by the reclassification of deferred benefit costs and CTA from AOCL during the third quarter and year-to-date 2013 and 2012 (in thousands):

	Amount reclassified from AOCL
	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Selling, general and administrative	$4,049	$1,813	$12,022	$5,469
Income before tax	(4,049)	(1,813)	(12,022)	(5,469)
Income tax benefit	(1,425)	(589)	(3,940)	(1,777)
Income (loss) from continuing operations	(2,624)	(1,224)	(8,082)	(3,692)
Loss from discontinued operations	3,265	—	3,265	—
Net income	$641	$(1,224)	$(4,817)	$(3,692)

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2013 and 2012 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator:
Income (loss) from continuing operations, attributed to Staples, Inc.	$220,085	$(568,693)	$494,621	$(250,678)
Loss from discontinued operations, net of income taxes	(84,857)	(27,559)	(86,935)	(38,084)
Income (loss) attributed to Staples, Inc.	135,228	(596,252)	407,686	(288,762)

Denominator:
Weighted-average common shares outstanding	650,967	666,989	653,536	673,366
Effect of dilutive securities:
Employee stock options and restricted shares	4,071	—	6,978	—
Weighted-average common shares outstanding assuming dilution	655,038	666,989	660,514	673,366

Basic Earnings Per Common Share (1):
Continuing operations attributed to Staples, Inc.	$0.34	$(0.85)	$0.76	$(0.37)
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.04)	(0.13)	(0.06)
Net income (loss) attributed to Staples, Inc.	$0.21	$(0.89)	$0.63	$(0.43)

Diluted Earnings Per Common Share (1):
Continuing operations attributed to Staples, Inc.	$0.34	$(0.85)	$0.75	$(0.37)
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.04)	(0.13)	(0.06)
Net income (loss) attributed to Staples, Inc.	$0.21	$(0.89)	$0.62	$(0.43)

(1) Per share amounts have been rounded to allow the numbers in the table to sum mathematically.

For the third quarter and year-to-date 2013, approximately 34.5 million and 36.3 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the third quarter and year-to-date 2012, approximately 59.3 million and 59.1 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as the Company recorded net losses for those periods.

Note N — Segment Reporting

Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, the Company realigned its organization by combining its North American retail stores with Staples.com, its North American website, to provide a more integrated and consistent shopping experience for its small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Segment information for the third quarter and year-to-date 2012 has been revised to reflect this change in the Company's reportable segments.

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

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to consolidated income from continuing operations before income taxes for the third quarter and year-to-date 2013 and 2012 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	Sales
North American Stores & Online	$3,012,860	$3,180,989	$8,203,638	$8,530,352
North American Commercial	2,088,955	2,074,599	6,078,232	6,006,032
International Operations	1,009,880	1,097,552	2,959,120	3,276,146
Total segment sales	$6,111,695	$6,353,140	$17,240,990	$17,812,530

	Business Unit Income (Loss)
North American Stores & Online	$285,435	$329,431	$557,541	$669,996
North American Commercial	158,709	183,782	436,803	485,312
International Operations	1,617	(1,692)	(28,756)	(27,114)
Business unit income	445,761	511,521	965,588	1,128,194
Stock-based compensation	(15,080)	(27,276)	(62,113)	(90,406)
Impairment of goodwill and long-lived assets	—	(810,996)	—	(810,996)
Restructuring charges	(64,085)	(30,396)	(64,085)	(30,396)
Interest and other expense, net	(25,152)	(40,882)	(91,227)	(123,413)
Income (loss) from continuing operations before income taxes	$341,444	$(398,029)	$748,163	$72,983

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative, although not all forward looking statements include such words. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our third quarter of 2013 results, as compared to the results for the third quarter of 2012, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $6.11 billion in sales, a decrease of 3.8%;

•	North American Stores & Online's sales decreased 5.3%, comparable store sales decreased 3% and business unit income rate decreased to 9.5% from 10.4%;

•	North American Commercial's sales increased 0.7% and business unit income rate decreased to 7.6% from 8.9%;

•	International Operations’ sales decreased 8.0% and business unit income (loss) rate improved to 0.2% from (0.2)%;

•	Operating income was $366.6 million in the third quarter of 2013 compared with an operating loss of ($357.1) million in the third quarter of 2012;

•
Non-GAAP operating income was $430.7 million in the third quarter of 2013, which excludes pre-tax restructuring charges of $64.1 million. This compares with Non-GAAP operating income of $499.8 million in the third quarter of 2012, which excluded pre-tax charges of $811.0 million related to the impairment of goodwill and long-lived assets, $30.4 million related to restructuring activities and $15.6 million for accelerated tradename amortization; and

•
Earnings (loss) per diluted share from continuing operations attributable to Staples, Inc. was $0.34 in the third quarter of 2013 compared to $(0.85) in the third quarter of 2012. Non-GAAP earnings per diluted share from continuing operations was $0.42 in the third quarter of 2013 compared with $0.46 in the third quarter of 2012.

Outlook

We expect full year 2013 sales to decrease in the low single-digits compared to 2012 sales on a 52 week basis of $23.9 billion. Our expectations for full year 2013 non-GAAP diluted earnings per share from continuing operations are in the range of $1.21 to $1.25. Our non-GAAP diluted earnings per share estimate excludes pre-tax restructuring charges of $64.1 million ($0.08 per share on an after-tax basis) incurred during the third quarter of 2013. We expect to generate more than $900 million of free cash flow for the full year and plan to continue repurchasing our common stock through open-market purchases during the remainder of 2013.

Non-GAAP Measures

In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for sales, operating income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in thousands, except per share data):

	13 Weeks Ended
	November 2, 2013
	As Reported	Restructuring Charges	Non-GAAP

Operating income	$366,596	$64,085	$430,681
Interest and other expense, net	(25,152)	—	(25,152)
Income from continuing operations before income taxes	341,444	64,085	405,529

Income tax expense	121,359	10,481	131,840

Income from continuing operations attributed to Staples, Inc.	$220,085	$53,604	$273,689

Diluted per share income from continuing operations attributed to Staples, Inc	$0.34	$0.08	$0.42

Effective tax rate	35.5%		32.5%

	39 Weeks Ended
	November 2, 2013
	As Reported	Restructuring Charges	Non-GAAP

Operating income	$839,390	$64,085	$903,475
Interest and other expense, net	(91,227)	—	(91,227)
Income from continuing operations before income taxes	748,163	64,085	812,248

Income tax expense	253,542	10,481	264,023

Income from continuing operations attributed to Staples, Inc.	$494,621	$53,604	$548,225

Diluted per share income from continuing operations attributed to Staples, Inc	$0.75	$0.08	$0.83

Effective tax rate	33.9%		32.5%

	13 Weeks Ended
	October 27, 2012
		Adjustments
	As Reported	Impairment of Goodwill and Long-Lived Assets	Restructuring Charges	Accelerated tradename amortization	Non-GAAP
Operating (loss) income	$(357,147)	$810,996	$30,396	$15,599	$499,844
Interest and other expense, net	(40,882)				(40,882)
(Loss) income from continuing operations before income taxes	$(398,029)				$458,962

Income tax expense	$170,703				$170,703
Adjustments (1)	—				(21,541)
Adjusted income tax	$170,703				$149,162

(Loss) income from continuing operations	$(568,732)				$309,800
Loss attributed to the noncontrolling interests	(39)				(39)
(Loss) income from continuing operations attributed to Staples, Inc.	$(568,693)				$309,839

Effective Tax Rate	(42.9)%				32.5%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic and diluted earnings per common share	$(0.85)				$0.46

Weighted average common shares outstanding	666,989				666,989
Effect of dilutive securities	—				4,354
Weighted average common shares outstanding assuming dilution	666,989				671,343

	39 Weeks Ended
	October 27, 2012
		Adjustments
	As Reported	Impairment of Goodwill and Long-Lived Assets	Restructuring Charges	Accelerated tradename amortization	Non-GAAP
Operating income	$196,396	$810,996	$30,396	$15,599	$1,053,387
Interest and other expense, net	(123,413)				(123,413)
Income from continuing operations before income taxes	$72,983				$929,974

Income tax expense	$323,780				$323,780
Adjustments (1)	—				(21,541)
Adjusted income tax	$323,780				$302,239

(Loss) income from continuing operations	$(250,797)				$627,735
Loss attributed to the noncontrolling interests	(119)				(119)
(Loss) income from continuing operations attributed to Staples, Inc.	$(250,678)				$627,854

Effective Tax Rate	443.6%				32.5%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic earnings per common share	$(0.37)				$0.93
Diluted earnings per common share	$(0.37)				$0.92

Weighted average common shares outstanding	673,366				673,366
Effect of dilutive securities	—				6,602
Weighted average common shares outstanding assuming dilution	673,366				679,968

(1) The $21.5 million adjustment to income tax expense in 2012 relates to the establishment of valuation allowances for previously recorded deferred tax assets as a result of the planned closure of certain operations in our Europe Retail and Europe Catalog reporting units, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization.

Consolidated Performance

Third Quarter of 2013 Compared to the Third Quarter of 2012

Sales:  Sales for the third quarter of 2013 were $6.11 billion, a $241.4 million or 3.8% decrease from the third quarter of 2012.  The sales decline was primarily driven by a 3% decline in comparable store sales in North American Stores & Online, a 1% impact from store closures in North America and Europe, ongoing weakness in International Operations and a $46.2 million unfavorable impact from foreign exchange rates, partially offset by a 0.7% sales increase in North American Commercial. Declines in office supplies, business machines and technology accessories, ink and toner and computers were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and copy and print and technology services.

Gross Profit:  Gross profit as a percentage of sales was 27.1% for the third quarter of 2013 compared to 27.6% for the third quarter of 2012. The decrease in gross profit rate was driven by lower product margins in all three of the Company's reportable segments primarily due to margin pressure in core categories such as paper, ink and toner, as well as strong top line growth in lower margin categories such as tablets. The negative impact of fixed costs on lower sales in North America Stores & Online also contributed to the decreased gross profit rate.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $26.9 million or 2.2% from the third quarter of 2012 to the third quarter of 2013. The decline was driven by decreased compensation expense as a result of lower headcount and changes in management incentive compensation, as well as lower marketing expense. These reductions were partially offset by increased costs related to growing our online businesses. As a percentage of sales, selling, general and administrative expenses were 19.8% for the third quarter of 2013 compared to 19.5% for the third quarter of 2012.

Impairment of Goodwill and Long-Lived Assets: There were no goodwill or long-lived asset impairment charges incurred in the third quarter of 2013. Goodwill and long-lived asset impairment charges incurred in the third quarter of 2012 were $771.5 million and $39.5 million, respectively. We recognized goodwill impairment charges of $303.3 million and $468.1 million related to our Europe Retail and Europe Catalog reporting units, respectively, which are components of our International Operations segment. The charges stemmed from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflected lower projections for sales growth and profitability for these businesses as a result of industry trends and economic weakness in Europe.

The $39.5 million of long-lived asset impairment charges primarily related to the closure of 46 retail stores in Europe and 15 retail stores in the United States, and the consolidation of certain sub-scale delivery businesses in Europe. As a result of these actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Stores & Online segments, respectively, primarily relating to leasehold improvements and company-owned facilities. As a result of the reduced long-term sales and profit projections, we also recorded $4.8 million of charges related to long-lived assets held for use in ongoing operations by our Europe Retail reporting unit, primarily relating to leasehold improvements at store locations.

Restructuring Charges: As part of our continuing efforts to cut costs, we recognized charges of $78.3 million in the third quarter of 2013 related to a plan aimed at further streamlining our operations and general and administrative functions. Pursuant to this plan, certain distributed general and administrative functions will be centralized, which we believe will help drive additional synergies across business units. In addition, certain operational resources will be consolidated, which we believe will result in increased efficiencies without negatively impacting customer service. The charges include $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to our International Operations segment and $15.6 million relates to our corporate headquarters and North American operations. We expect to substantially complete the actions required under this plan by the end of fiscal 2014. These charges were partly offset by a net $14.2 million adjustment recorded in third quarter of 2013 to reduce the liabilities and estimated costs associated with our 2012 restructuring plan. These adjustments stemmed from changes in facts and circumstances that were identified during 2013.

Restructuring charges incurred in the third quarter of 2012 were $30.4 million. These charges related to a strategic plan to accelerate growth through the integration of our retail and online offerings, restructuring of our International Operations segment and the reduction of our footprint to improve the productivity in our stores in North America. The charges recorded in the third quarter of 2012 consisted of $19.2 million of employee severance costs and $11.2 million of other costs associated with the closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe.

Amortization of Intangibles: Amortization of intangibles was $13.8 million for the third quarter of 2013 compared to $30.4 million for the third quarter of 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization for the third quarter of 2012 included $15.6 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples' tradename. Amortization of intangibles resulting from our acquisition of Corporate Express was $11.1 million for the third quarter of 2013 compared with $27.9 million for the third quarter of 2012, including the accelerated amortization related to our Australian business.

Interest Income: Interest income was relatively flat at $1.3 million for the third quarter of 2013 compared with $1.2 million for the third quarter of 2012.

Interest Expense:  Interest expense decreased to $30.4 million for the third quarter of 2013 from $40.3 million for the third quarter of 2012.  The decrease was the result of the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes in January and February of 2013 and the repayment of our $325 million 7.375% notes in October 2012, partly offset by interest on our $500 million 2.75% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $3.2 million for the third quarter of 2013 compared to a reduction of $5.1 million for the third quarter of 2012.

Other Income (Expense), Net: Other income (expense), net was income of $4.0 million for the third quarter of 2013 compared to expense of $1.8 million for the third quarter of 2012. The change was primarily due to investment income in the third quarter of 2013 associated with corporate-owned life insurance policies, combined with the positive impact of foreign exchange rates.

Income Taxes:  Our tax rate related to continuing operations was 35.5% in the third quarter of 2013, which represents an increase over the 32.5% rate which we reported in the first half of fiscal 2013. The increase in the tax rate resulted from the $64.1 million of net restructuring charges we recognized during the third quarter of 2013, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate in the third quarter of 2013 was 32.5%.

Our tax rate related to continuing operations was (42.9)% in the third quarter of 2012. The negative tax rate reflects the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment and $30.4 million related to restructuring activities in the third quarter of 2012, the majority of which did not result in a tax benefit. Our tax rate in the third quarter of 2012 also reflected tax expense related to establishing valuation allowances for deferred tax assets as a result of the closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in the third quarter of 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization in Australia, was $21.5 million. Excluding the impact of these items, our effective tax rate was 32.5% in the third quarter of 2012.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Discontinued Operations: On October 5, 2013, we completed the sale of our European Printing Systems Division business ("PSD"), resulting in a loss of $80.9 million, which is primarily noncash in nature and is subject to a working capital adjustment to be finalized in the fourth quarter of 2013. Total loss from discontinued operations, net of tax, was $84.9 million for the nine weeks ended October 5, 2013 compared with a loss of $27.6 million for the thirteen weeks ended October 27, 2012.

Year-to-Date 2013 Compared to Year-to-date 2012

Sales: Sales for year-to-date 2013 were $17.24 billion, a $571.5 million or 3.2% decrease from year-to-date 2012.  The sales decline was driven by ongoing weakness in International Operations, a 1% impact from store closures in North America and Europe, a 3% decline in comparable store sales in North American Stores & Online, and an $85.0 million unfavorable impact from foreign exchange rates, partially offset by a 1.2% sales increase in North American Commercial. Declines in business machines and technology accessories, office supplies, computers and ink and toner were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 26.2% for year-to-date 2013 compared to 26.8% for year-to-date 2012.  The decrease in gross profit rate for year-to-date 2013 was driven by lower product margins in all three of the Company's reportable segments primarily due to margin pressure in core categories such as paper and ink and toner, as well as strong top line growth in lower margin categories such as tablets. The negative impact of fixed costs on lower sales in International Operations and North America Stores & Online also contributed to the decreased gross profit rate.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses in year-to-date 2013 decreased by $92.4 million or 2.5% from year-to-date 2012. The decline was primarily driven by decreased compensation expense as a result of lower headcount and changes in management incentive compensation, and by a favorable comparison to the year-to-date period in 2012 which included significant expenses associated with headcount reductions and legal settlements. These reductions were partially offset by increased costs related to growing our online businesses. As a percentage of sales, selling, general and administrative expenses were 20.8% in year-to-date 2013 compared with 20.6% in year-to-date 2012.

Impairment of Goodwill and Long-Lived Assets: There were no goodwill or long-lived asset impairment charges incurred in year-to-date 2013. Goodwill and long-lived asset impairment charges incurred in year-to-date 2012 were $771.5 million and $39.5 million, respectively. We recognized goodwill impairment charges of $303.3 million and $468.1 million relates to our Europe Retail and Europe Catalog reporting units, respectively, which are components of our International Operations segment. The charges stemmed from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflected lower projections for sales growth and profitability for these businesses as a result of industry trends and economic weakness in Europe.

The $39.5 million of long-lived asset impairment charges primarily related to the closure of 46 retail stores in Europe and 15 retail stores in the United States, and the consolidation of certain sub-scale delivery businesses in Europe. As a result of these actions, we recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Stores & Online segments, respectively, primarily relating to leasehold improvements and company-owned facilities. As a result of the reduced long-term sales and profit projections, we also recorded $4.8 million of charges related to long-lived assets held for use in ongoing operations by our Europe Retail reporting unit, primarily relating to leasehold improvements at store locations.

Restructuring Charges: As part of our continuing efforts to cut costs, we recognized charges of $78.3 million in the third quarter of 2013 related to a plan aimed at further streamlining our operations and general and administrative functions. Pursuant to this plan, certain distributed general and administrative functions will be centralized, which we believe will help drive additional synergies across business units. In addition, certain operational resources will be consolidated, which we believe will result in increased efficiencies without negatively impacting customer service. The charges include $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to our International Operations segment and $15.6 million relates to our corporate headquarters and North American operations. We expect to substantially complete the actions required under this plan by the end of fiscal 2014. These charges were partly offset by a net $14.2 million adjustment recorded in third quarter of 2013 to reduce the liabilities and estimated costs associated with our 2012 restructuring plan. These adjustments stemmed from changes in facts and circumstances that were identified during 2013.

Restructuring charges incurred in the third quarter of 2012 were $30.4 million. These charges related to a strategic plan to accelerate growth through the integration of our retail and online offerings, restructuring of our International Operations segment and the reduction of our footprint to improve the productivity in our stores in North America. The charges recorded in the third quarter of 2012 consisted of $19.2 million of employee severance costs and $11.2 million of other costs associated with the closure of 46 retail stores and the consolidation of certain sub-scale delivery businesses in Europe.

Amortization of Intangibles: Amortization of intangibles was $40.6 million for year-to-date 2013 compared to $60.5 million for year-to-date 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization for the third quarter of 2012 included $15.6 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples' tradename. Amortization of intangibles resulting from our acquisition of Corporate Express was $33.0 million for year-to-date 2013 compared with $52.8 million for year-to-date 2012, including the accelerated amortization related to our Australian business.

Interest Income: Interest income was flat at $4.3 million for both year-to-date 2013 and year-to-date 2012.

Interest Expense: Interest expense decreased to $91.7 million for year-to-date 2013 from $124.2 million for year-to-date 2012.  The decrease was the result of the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes in January and February of 2013 and the repayment of our $325 million 7.375% notes in October 2012, partly offset by interest on our $500 million 2.75% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $9.5 million for year-to-date 2013 compared to $17.2 million for year-to-date 2012.

Other Income (Expense), Net: Other income (expense), net was an expense of $3.8 million for year-to-date 2013 compared to expense of $3.5 million for year-to-date 2012.  The slight increase was due to higher foreign exchange losses in year-to-date 2013.

Income Taxes:  Our tax rate related to continuing operations was 33.9% in the year-to-date 2013, which represents an increase over the 32.5% rate which we reported in the first half of fiscal 2013. The increase in the tax rate resulted from the $64.1 million of net restructuring charges we recognized during the third quarter of 2013, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate was 32.5% in year-to-date 2013.

Our tax rate related to continuing operations in the year-to-date 2012 was 443.6%. The high tax rate reflected the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment and $30.4 million related to restructuring activities in the third quarter of 2012, the majority of which did not result in a tax benefit. Our tax rate in year-to-date 2012 also reflected tax expense related to establishing valuation allowances for deferred tax assets as a result of the closure of certain operations in our Europe Retail and Europe Catalog reporting units. Tax expense recorded in the third quarter of 2012 for these valuation allowances, net of tax benefits related to the impairment and restructuring charges and the accelerated tradename amortization in Australia, was $21.5 million. Excluding the impact of these items, our effective tax rate was 32.5% in year-to-date 2012.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential impacting the effective tax rate.

Discontinued Operations: On October 5, 2013 we completed the sale of PSD, resulting in a loss of $80.9 million, which is primarily noncash in nature and is subject to a working capital adjustment to be finalized in the fourth quarter of 2013. Total loss from discontinued operations, net of tax was $86.9 million in the thirty-five weeks ended October 5, 2013 compared with a loss of $38.1 million for the thirty-nine weeks ended October 27, 2012.

Segment Performance

We have three reportable segments: North American Stores & Online, North American Commercial and International Operations. During 2012, we realigned our organization by combining our North American retail stores with Staples.com, our North American website, to provide a more integrated and consistent shopping experience for our small business and home office customers who often shop across both channels. The new North American Stores & Online segment sells office-related products and services to customers in the United States and Canada. Staples.com had previously been a component of the former North American Delivery segment, which is now referred to as North American Commercial. The new North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver office products and services directly to businesses and includes Staples Advantage and Quill.com. Our segment information for the third quarter and year-to-date 2012 has been revised to reflect this change in our reportable segments.

The International Operations segment consists of businesses that sell and deliver office products and services directly to consumers and businesses and operate stores in 23 countries in Europe, Australia, South America and Asia.

Staples evaluates performance and allocates resources based on business unit income, which represents profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles. See a reconciliation of total business unit income to income from continuing operations before income taxes in Note N - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Third Quarter of 2013 Compared to the Third Quarter of 2012

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2013 and 2012:

	(Amounts in thousands) 13 Weeks Ended		November 2, 2013	October 27, 2012
			(Decrease) Increase From Prior Year	Increase (Decrease) From Prior Year
	November 2, 2013	October 27, 2012
Sales:
North American Stores & Online	$3,012,860	$3,180,989	(5.3)%	—%
North American Commercial	2,088,955	2,074,599	0.7%	0.7%
International Operations	1,009,880	1,097,552	(8.0)%	(11.6)%
Total Sales	$6,111,695	$6,353,140	(3.8)%	(2.0)%

	(Amounts in thousands) 13 Weeks Ended		November 2, 2013	October 27, 2012
	November 2, 2013	October 27, 2012	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$285,435	$329,431	9.5%	10.4%
North American Commercial	158,709	183,782	7.6%	8.9%
International Operations	1,617	(1,692)	0.2%	(0.2)%
Business unit income	$445,761	$511,521	7.3%	8.1%

North American Stores & Online: Sales decreased by $168.1 million or 5.3% for the third quarter of 2013. This decrease was driven by a 3% decline in comparable store sales, resulting from lower traffic and from the closure of 59 stores during the twelve months preceding the third quarter of 2013, which negatively impacted sales growth by approximately 1%, net of estimated migration of sales to remaining stores. The declines were also the result of the negative impact of foreign exchange rates of $34.8 million. Sales declines were partially offset by a 3% increase in sales for Staples.com. Declines in core office supplies, business machines and technology accessories, and computers were partially offset by increased sales of tablets and other mobile technology, facilities and breakroom supplies, and copy and print services.

Business unit income as a percentage of sales decreased to 9.5% for the third quarter of 2013 from 10.4% for the third quarter of 2012. The decrease was driven by increased costs related to growth initiatives in Staples.com and the negative impact of fixed expenses on lower sales, partially offset by reduced retail labor expense and lower marketing spend.

North American Commercial:  Sales increased by $14.4 million or 0.7% for the third quarter of 2013.  Sales increased as a result of the acquisition of new customers, partially offset by lower sales to existing customers. Sales of facilities and breakroom supplies, tablets and other mobile technology and furniture increased, partially offset by decreased sales of office supplies, paper, and ink and toner.
Business unit income as a percentage of sales decreased to 7.6% for the third quarter of 2013 from 8.9% for the third quarter of 2012. The decline was primarily driven by investments in sales force and marketing to drive growth.

International Operations:  Sales decreased by $87.7 million or 8.0% for the third quarter of 2013. The decrease was primarily driven by weakness in our European delivery business and by the closure of 48 European stores during the twelve months preceding the third quarter of 2013, which negatively impacted sales growth in the third quarter of 2013 by approximately 2%.  To a lesser extent the decrease was also driven by weakness in our Australian business and a 2% decline in comparable store sales in Europe. An unfavorable impact from foreign exchange rates in Australia and South America was mostly offset by a favorable impact from exchange rates in Europe.

Business unit income as a percentage of sales was 0.2% for the third quarter of 2013 compared with a loss of (0.2%) for the third quarter of 2012.  The improvement reflected a favorable comparison with the prior year quarter which included $15.6 million of accelerated tradename amortization related to the strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename, as well as lower marketing and rent expense. Partly offsetting the effect of the favorable comparison was the negative impact of fixed costs on lower sales and lower product margins in our Australian and European delivery businesses.

Year-to-Date 2013 Compared to the Year-to-date 2012

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2013 and 2012:

	(Amounts in thousands) 39 Weeks Ended		November 2, 2013	October 27, 2012
			(Decrease) Increase From Prior Year	Decrease From Prior Year
	November 2, 2013	October 27, 2012
Sales:
North American Stores & Online	$8,203,638	$8,530,352	(3.8)%	(0.2)%
North American Commercial	6,078,232	6,006,032	1.2%	(0.1)%
International Operations	2,959,120	3,276,146	(9.7)%	(12.2)%
Total segment sales	$17,240,990	$17,812,530	(3.2)%	(2.6)%

	(Amounts in thousands) 39 Weeks Ended		November 2, 2013	October 27, 2012
	November 2, 2013	October 27, 2012	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$557,541	$669,996	6.8%	7.9%
North American Commercial	436,803	485,312	7.2%	8.1%
International Operations	(28,756)	(27,114)	(1.0)%	(0.8)%
Business unit income	$965,588	$1,128,194	5.6%	6.3%

North American Stores & Online: Sales decreased by $326.7 million or 3.8% for year-to-date 2013. This decrease was driven by a 3% decline in comparable store sales, resulting from lower traffic. This decrease also resulted from the closure of 71 stores during fiscal 2012 and the first half of 2013, which negatively impacted sales growth by approximately 1%, net of estimated migration of sales to remaining stores. The declines were also the result of the negative impact of foreign exchange rates of $55.5 million. Sales declines were partially offset by a 3% increase in sales for Staples.com. Declines in computers, ink and toner, business machines and technology accessories were partially offset by increased sales of tablets and other mobile technology, facilities and breakroom supplies, and copy and print and technology services.

Business unit income as a percentage of sales declined to 6.8% for year-to-date 2013 from 7.9% for year-to-date 2012. The decrease was driven by lower product margins, increased costs related to growth initiatives in Staples.com, and the negative impact of fixed expenses on lower sales, partially offset by lower costs associated with legal settlements and incentive compensation.

North American Commercial:  Sales increased by $72.2 million or 1.2% for year-to-date 2013.  Sales increased as a result of the acquisition of new customers, partially offset by lower sales to existing customers. Sales of facilities and breakroom supplies, furniture, tablets and other mobile technology increased, partially offset by decreased sales of office supplies.

Business unit income as a percentage of sales was 7.2% in year-to-date 2013 compared to 8.1% in year-to-date 2012, primarily driven by investments in marketing and sales force to drive growth and lower product margins. These factors were partially offset by lower costs associated with legal settlements and incentive compensation.

International Operations:  Sales decreased by $317.0 million or 9.7% for year-to-date 2013. The decrease was primarily driven by the closure of European stores in connection with the 2012 restructuring plan, which negatively impacted sales growth in year-to-date 2013 by approximately 2%, and weakness in our Australian and European delivery businesses.  The decrease was also driven by a 4% decline in comparable store sales in Europe, primarily due to lower traffic, as well as a $17.7 million unfavorable impact from foreign exchange rates.

Business unit loss as a percentage of sales increased to 1.0% for year-to-date 2013 from 0.8% for year-to-date 2012.  The increased rate of loss was driven by the negative impact of fixed costs on lower sales and lower product margins in Australia and in our European delivery businesses. These factors were partially offset by reduced marketing spend, savings related to headcount reductions in our European and Australian businesses, as well as a favorable comparison to year-to-date 2012 which included charges for accelerated tradename amortization in Australia, severance and the settlement of a contractual dispute.  In addition, to a lesser extent, we experienced improved profitability in our European retail business as a result of closing the stores identified in connection with our 2012 strategic plan.

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

In our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, we noted that we had two reporting units with material goodwill balances for which the reporting unit's fair value was less than 10% greater than its carrying value - Europe Contract, which currently has $442.7 million of goodwill, and China with $199.5 million of goodwill. We concluded that these reporting units were at risk of a goodwill impairment charge, and accordingly we have continued to monitor them closely during 2013. Our Australia reporting unit, which has $362.8 million of goodwill, reported declines in revenue and operating profits during 2012 as a result of a weak economy and the loss of some significant customers. Historically the fair value of this reporting unit had exceeded its carrying value by a substantial margin, and as of the end of 2012 we determined that its fair value continued to exceed its carrying value by a significant margin. However, the declines in Australia's revenue and operating profits have continued during 2013, and our near-term projections for this business are below our earlier expectations. In response to these trends, we continue to undertake initiatives to help drive sales, streamline business activities and restructure business operations, which we believe will enable the reporting unit to achieve levels of operating performance consistent with historical results and our long-term projections for the business. However, there is risk that the business may continue to sustain challenging operating pressures, which in turn would increase the risk associated with the reporting unit's goodwill. We will test these three reporting units for impairment in the fourth quarter of 2013 in conjunction with our annual goodwill impairment testing.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $875.1 million for year-to-date 2013 compared to $895.4 million for year-to-date 2012, a decrease of $20.2 million.  The decrease was primarily due to lower net income adjusted for non-cash expenses, partly offset by favorable changes in working capital.

Cash used in investing activities was $313.0 million for year-to-date 2013 compared to $196.6 million for year-to-date 2012, an increase of $116.4 million.  The increase was primarily driven by $74.6 million of net cash payments for two business acquisitions and $34.3 million of cash spent in conjunction with the termination of our joint venture arrangement in India. Capital expenditures were flat year-over-year. The $12.7 million use of cash related to the disposal of a business primarily pertained to cash that was on-hand at PSD at the time the sale transaction was completed.

Cash used in financing activities was $488.2 million for year-to-date 2013 compared to $937.6 million for year-to-date 2012, a decrease of $449.4 million.  The decrease was primarily due to the repayment of our $325 million 7.375% notes in the prior year quarter and an $80.0 million decrease in share repurchases. In year-to-date 2013, the Company paid shareholders cash dividends of $0.36 per share for a total of $234.9 million, an increase from the $0.33 per share for a total of $221.7 million paid in year-to-date 2012.

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

As of November 2, 2013, no amounts were outstanding under the May 2018 Revolving Credit Facility and no Notes were outstanding. We did not borrow under the Prior Agreement, the May 2018 Revolving Credit Facility or the Commercial Paper Program during year-to-date 2013.

We have various other lines of credit under which we may borrow a maximum of $177.9 million. At November 2, 2013, we had outstanding borrowings of $99.7 million and outstanding letters of credit of $0.2 million, leaving $78.0 million of available credit at that date.

At November 2, 2013, we had approximately $2.47 billion in total cash and funds available through credit agreements, which consisted of $1.08 billion of available credit and $1.39 billion of cash and cash equivalents. Of the $1.39 billion in cash and cash equivalents, approximately $361.2 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

A summary, as of November 2, 2013, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	November 2, 2013
	Available Credit	Debt Outstanding
January 2014 Notes	$—	$869,583
January 2018 Notes	—	498,851
January 2023 Notes	—	499,116
May 2018 Revolving Credit Facility	1,000,000	—
Other lines of credit	77,961	99,730
Capital lease obligations and other notes payable	—	6,205
Total	$1,077,961	$1,973,485

At November 2, 2013, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-13 of our 2012 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of November 2, 2013, nor did we utilize any during the third quarter or year-to-date 2013. We plan to repay the remaining balance of the January 2014 Notes upon their maturity.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures and other operating cash needs for at least the next twelve months.

We completed the sale of PSD during the third quarter of 2013. Since the time we acquired PSD in conjunction with our acquisition of Corporate Express, the business has incurred recurring operating losses and has undertaken costly restructuring initiatives, for which we have had to provide funding. We expect the disposal of PSD will have a favorable impact on our operating cash flows in the future.

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

Capital expenditures in the year-to-date 2013 were flat year-over-year at $204.2 million. For the full year 2013, we expect a modest increase in capital spending compared with 2012 resulting from investments in our online businesses and our other strategic growth initiatives. We are not planning to open a significant number of new stores in 2013, but will instead continue to focus on improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures in markets where we currently have a presence and in new geographic markets that could become significant to our business in future years.  We do not expect to rely on acquisitions to achieve our targeted growth plans.  We consider many types of acquisitions for their strategic and other benefits. For example, in the third quarter of 2013 we acquired Runa, an acquisition which relates to our strategic plan to invest in e-commerce capabilities and accelerate growth in our Staples.com business. The addition of Runa brings data science experience aimed at driving customer conversion by providing a dynamic, highly personalized shopping experience to customers.

We paid a third quarter of 2013 cash dividend of $0.12 per share on October 17, 2013 to stockholders of record on September 27, 2013.  We expect the total value of quarterly cash dividend payments for fiscal 2013 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2013 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the year-to-date 2013, we have spent $268.7 million to repurchase 18.2 million shares under the 2011 Repurchase Plan. As of November 2, 2013, we have spent a total of $900.4 million to repurchase 65.6 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $599.6 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At November 2, 2013, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of November 2, 2013, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of November 2, 2013, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 2, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.    Risk Factors

Global economic conditions could adversely affect our business and financial performance.

As the world's leading office products company operating in 25 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, fluctuation in the financial markets, lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Although there has been modest improvement in some of these measures, the level of business and consumer spending across the globe is not where it was prior to the global recession. Our business and financial performance may continue to be adversely affected, and our ability to generate cash flow may be negatively impacted, by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

We face uncertainties in connection with the implementation of our strategies to transform our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

In September 2012, we announced plans to transform our business, including accelerating growth in online businesses by expanding our product assortment, integrating our retail and online offering, improving store productivity in North America, restructuring operations in order to reduce complexity and improve profitability of our European operations, and initiating a multi-year cost savings plan in order to help fund these investments. In addition, in September 2013, as part of our continuing efforts to cut costs, we initiated a restructuring plan aimed at further streamlining our operations and general and administrative functions. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. If we are unable to successfully implement our plans or if we adopt new strategies for our business, we could take additional charges in the future, including potential impairment of assets and charges for additional restructuring activities that may be required. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized substantial goodwill impairment charges in the past and may be required to recognize additional goodwill impairment charges in the future.

During the third quarter of 2012, we recorded a pre-tax goodwill impairment charge of $771.5 million related to our Europe Retail and Europe Catalog reporting units as a result of industry trends and economic weakness in Europe, and the related strategic decision to reallocate resources to other Staples business units with greater growth potential. In addition, we are closely monitoring the goodwill balances related to our Europe Contract, China and Australia reporting units. At November 2, 2013, we had $3.25 billion of remaining goodwill on our balance sheet, and we could experience material goodwill impairment charges in the future.  Certain factors, including consumer spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses, might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  In addition, our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of all reporting units to our total market capitalization.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This would in turn have an adverse impact on our financial position and results of operations.

Our market is highly competitive and we may not be able to continue to compete successfully.

The office supply and services market is highly competitive. We compete with a variety of local, regional, national and international retailers and online and traditional retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot, which recently merged with OfficeMax, and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

If the products and services that we offer fail to meet our customer needs, our performance could be adversely affected.

We believe that the strategic plan we announced in September 2012 will help us to accelerate our growth and achieve our vision: every product your business needs to succeed. One of our top priorities is to significantly expand our product offering beyond core office supplies. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies. These positive results have reinforced our strategy and we are now continuing to broaden our offering. Our success is contingent on providing our customers the selection of products, as well as services, at competitive prices that meet customers' changing needs and purchasing habits.  If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer.   Failure to provide the products and services preferred by our customers could have a material adverse affect on our revenue, results of operations and ability to attract and retain customers.

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

We currently operate in 24 countries outside the United States. In certain international market segments, we may not benefit from any first-to-market advantages or otherwise succeed. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance with foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management's time and impact our operations. There are also different employee/employer relationships and in some cases the existence of workers' councils that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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
On October 1, 2012, we repaid all of our $325 million 7.375% senior notes. In February 2013, we concluded a tender offer of our 9.75% notes due in January 2014, which resulted in the repurchase of $633.1 million of these notes and left $866.9 million of notes outstanding. Also, in January 2013, we issued $500 million 2.75% senior notes due January 2018 and $500 million 4.375% senior notes due January 2023. As of November 2, 2013, our consolidated outstanding debt was $1.97 billion. As of November 2, 2013, we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.

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

We rely heavily on various information systems and technology to sell and deliver our products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. As we continue to accelerate our growth online, our ability to attract and retain customers, compete and operate effectively is dependent on a consistent, secure and easy to use technology infrastructure with reliable back-up systems. Any disruption to the Internet or our technology infrastructure, including a disruption affecting our web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. We may also outsource our information technology to third parties. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage or upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 4, 2013 - August 31, 2013	2,135,033	$15.70	2,133,899	$670,039,000
September 1, 2013 - October 5, 2013	3,399,134	14.62	3,016,903	625,884,000
October 6, 2013 - November 2, 2013	1,696,962	15.46	1,696,962	599,619,000
Total for the third quarter of 2013	7,231,129	$15.18	6,847,764	$599,619,000
____________________________________________

(1)
Includes a total of 383,365 shares of our common stock withheld during the third quarter of our 2013 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	November 20, 2013	By:	/s/ STEPHEN BACICA
Stephen Bacica
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	Form of Proprietary Interest Protection Agreement.
10.2+	Non-Management Director Compensation Summary.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.