Form 10-K
period 2014-02-01
STAPLES INC
filed 2014-03-06
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

For the fiscal year ended: February 1, 2014		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Five Hundred Staples Drive, Framingham, MA 01702 (Address of principal executive office and zip code)	04-2896127 (I.R.S. Employer Identification No.)

508-253-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on August 3, 2013, as reported by NASDAQ, was approximately $11.1 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 650,720,496 shares of common stock, par value $0.0006, outstanding as of March 4, 2014.
Documents Incorporated By Reference
Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

PART I

Item 1.    Business
Staples, Inc. and its subsidiaries (''we'', ''Staples'' or the ''Company'') is a world-class provider of products and services that serve the needs of business customers and consumers. We are committed to providing superior value to our customers through a broad selection of products, easy to use websites and mobile platforms, an integrated retail and online shopping experience and a wide range of copy and print and technology services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses and consumers, and we currently serve businesses of all sizes and consumers in North America, Europe, Australia, South America and Asia. Our delivery businesses account for a majority of our sales and many of our delivery customers place their orders online, making Staples one of the largest internet resellers in the world. We operate three business segments: North American Stores & Online, North American Commercial and International Operations. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments is provided in Note P - Segment Reporting in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Strategy
In 2013, we launched our new tagline "Make More Happen" to highlight our vision: every product your business needs to succeed. This reflects a multi-year effort to evolve our business to meet the changing needs of customers. We view the markets for the products and services we offer as large and diversified. We reach our customers through contract, online, catalog and retail sales channels that are designed to be convenient. Our businesses attract different customer groups with distinct purchasing behaviors. Our retail stores and public websites target small businesses and home offices. Our catalog customers are generally small businesses and organizations with up to 20 office workers. Our contract businesses target mid-size businesses and organizations with 20 to 500 office workers, as well as larger regional customers and Fortune 1000 companies. Our ability to address customer groups with different needs expands our market opportunities and increases awareness of the Staples brand. Serving different types of customers in a global business allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

Our top priorities are to expand our assortment in categories beyond office supplies, enhance our ecommerce platforms, evolve our Contract selling model and accelerate growth in our services businesses. We are also engaged in a multi-year effort to aggressively reduce costs to fund our growth initiatives. Additionally, we are focused on reducing our retail square footage in North America and restructuring our European operations to streamline our businesses, drive efficiency and improve profitability.

North American Stores & Online

Our North American Stores & Online segment includes the company's retail stores and Staples.com businesses in the U.S. and Canada.     Our strategy for North American Stores & Online focuses on offering easy-to-shop stores and websites with quality products that are readily available and easy to find, and courteous, helpful and knowledgeable sales associates to support customers across all channels. Our goals are to continue to be a destination for core office supply categories like ink, toner and paper and to become an authority for products and services beyond office supplies, such as technology products and services, copy and print services, facilities and breakroom supplies, as well as a full assortment of industry vertical focused solutions to serve businesses like restaurants, medical offices, and retail stores. Our associates are trained to deliver excellent service by engaging with customers, focusing on solution selling, and encouraging customers to shop across channels.

We operate a portfolio of retail store formats, tailored to the unique characteristics of each location. Our North American Stores & Online segment consisted of 1,515 stores in the United States and 331 stores in Canada at the end of fiscal 2013. In an effort to improve store productivity and effectively manage our cost structure, we are closing, downsizing and relocating stores. We recently announced that we will be closing up to 225 stores in North America by the end of 2015. In addition, over the past few years we have reduced the size of our store prototype from 24,000 square feet to 12,000 square feet. Our new smaller store format incorporates omnichannel features to better address changing customer needs, while generating over 95% of the sales we generate in a 24,000 square foot store.

Staples.com and Staples.ca are designed to reach small businesses, home offices and consumers, offering next business day delivery for most orders in the majority of our markets. One of our top priorities is to rapidly expand our assortment beyond office supplies. We also continue to make investments in information technology to enhance our websites. Over the past year, we have successfully improved site speed and usability, implemented personalized offers, expanded dynamic pricing and added ecommerce talent to our organization to further enhance the customer experience.

We believe that our network of stores and online businesses enhances our profitability by allowing us to leverage marketing, merchandising and distribution costs. We have increased our focus on leveraging the synergies between Staples.com and our retail stores with the introduction of new concepts including ship to store, in store kiosks, online retail store inventory lookup, reserve online pickup in store, as well as mobile and tablet optimized websites. These new concepts will more seamlessly offer options to shop our products and services, regardless of whether customers physically visit our retail stores or our websites.

North American Commercial

Our North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses, including Staples Advantage and Quill.com.    Our strategies for North American Commercial focus on expanding in categories beyond core office supplies, providing customers with a broad assortment of products, increasing our share of wallet with existing customers, and acquiring new customers. We are also focused on serving our customers by continuing to improve our perfect order metric, which measures the number of orders that we fulfill on time and without error, and has led to establishing industry leading customer service standards. We are also driving growth in categories beyond core office supplies by adding specialists who have expertise in selling products like facilities and breakroom supplies, furniture, promotional products, print solutions and technology.

Our Staples Advantage contract business focuses on serving the needs of mid-sized businesses and organizations as well as larger regional businesses and Fortune 1000 companies. These customers often require more service than is provided by a traditional retail, online or mail order business. Through our contract sales force we offer full service account management, free delivery, customized pricing and payment terms, usage reporting, the stocking of certain proprietary items and a wide assortment of environmentally friendly products and services.

Quill.com is an internet and catalog business with a targeted approach to serving the needs of small and mid-sized businesses in the United States. Quill.com has rapidly expanded its assortment in categories beyond offices supplies to serve the evolving needs of its customers. To attract and retain its customers, Quill.com seeks to offer outstanding customer service, and builds loyalty through its Quill brand products and special services. Quill.com also operates Medical Arts Press, Inc., an internet and catalog business offering specialized office supplies and products for health care professionals. Quill.com is viewed separately from our Staples.com business in that its customer base is different and it targets exclusively the business customer.
International Operations
Our International Operations segment consists of businesses in 23 countries in Europe, Australia, South America and Asia. The markets for office products and services in these countries are highly fragmented.

Our European Office Products businesses represent a balanced multi-channel portfolio serving contract, retail, internet, and catalog customers in 16 countries. Our contract business includes sizable operations in Scandinavia, Germany, the United Kingdom and the Netherlands. We operate 282 retail stores in Europe, with the largest concentration of stores in the United Kingdom, Germany, the Netherlands and Portugal. We operate internet and direct mail catalog businesses with a significant concentration of sales in France, Italy and the United Kingdom.

Our strategies for our European Office Products businesses focus on optimizing our assortment, streamlining our information technology systems, further developing our ecommerce platform, expanding our mix of business services with a focus on copy and print, and leveraging best practices from our North American businesses, including our mid-market contract selling model. We are also focused on improving profitability by closing certain stores that are not achieving the desired financial returns, consolidating sub-scale businesses, streamlining operations to improve efficiencies, increasing sales of higher margin Staples brand products and improving the performance of our supply chain.

Staples Australia serves primarily contract and government customers in Australia and New Zealand. In addition, we operate a public website which targets small business and home office customers. Our strategies focus on improving sales force productivity by increasing customer acquisition and retention, and by providing customers with a broad assortment of products and services, including office products, facility and breakroom supplies, technology, business furniture and print management.

We continue to build a foundation for growth in Asia and South America. We operate retail and delivery businesses in China and Argentina and delivery businesses in Taiwan and Brazil. We also have a franchise arrangement in India with our former joint venture partner.

Merchandising and Marketing

We sell a wide variety of office supplies, business technology products and services, facility and breakroom supplies, computers and mobility products, and office furniture. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important categories, and we offer our customers a wide assortment of these products. as well as an in-stock guarantee and a strong pricing message which is supported by our loyalty programs. One of our top priorities is to significantly expand our product offering beyond core office supplies. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies. These positive results have reinforced our strategy and we continue to broaden our offering, focusing on categories including technology products, medical supplies, safety supplies, packaging and shipping supplies, and office decor.

Our merchandising team uses integrated systems to perform the vast majority of our merchandise planning and product purchasing centrally. Some of our business units, particularly Quill.com, our Canadian operations and our multiple international businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. In an effort to improve efficiency and profitability, we are in the process of aggressively streamlining our pan-European product assortment. We purchase products from thousands of vendors around the world and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately 28% of our sales in 2013.  We offer more than 10,000 own brand products and services, including an assortment of products with various environmentally friendly attributes, which includes our “Sustainable Earth” brand products.  Own brand products deliver value to our customers with prices that are on average 10% to 20% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy is based on offering a portfolio of products that meet our customers’ needs across a variety of product categories and price points.  The largest portion of our portfolio focuses on offering national brand quality at lower prices; in addition, we have developed a selection of opening price point products for more price sensitive customers, and we have also developed a number of unique and innovative products to help differentiate Staples in the marketplace. We have brought to market hundreds of new own brand products in the last year, many of which are innovative and exclusive to Staples. Our sourcing office in Shenzhen, China supports our own brand strategy by driving higher quality and lower costs, and by bringing new products to market more quickly.  In addition to our proprietary branded products, we also differentiate our core product offering through exclusive third-party relationships.

In addition to products, we also offer a broad array of services, which represented 6.9% of our sales in 2013. This includes copy and print services that we provide to our retail and delivery customers, as well as technology services that we provide through our “EasyTech” business in North American Stores and Online. The market for these services is highly fragmented, and we believe we have a significant opportunity to offer these services to existing customers and acquire new customers.
The following table shows our sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Core office supplies	27.5%	28.1%	29.4%
Ink and toner	20.2%	19.7%	19.5%
Business technology	15.2%	16.6%	18.0%
Paper	9.0%	9.0%	9.0%
Facilities and breakroom	8.7%	7.4%	6.5%
Computers and mobility	6.9%	6.9%	6.8%
Services	6.9%	6.7%	5.7%
Office furniture	5.6%	5.6%	5.1%
	100.0%	100.0%	100.0%

In 2013, we launched a broad-based campaign utilizing a variety of marketing vehicles to drive brand awareness and sales of products and services to both new and existing customers. These vehicles include media such as television, radio, newspaper circulars and internet advertising, including mobile applications and social media. Increasing our presence in social media is important as this is a new and growing way for Staples to interact with and serve our customers. We also utilize catalogs, e-mail marketing, loyalty programs and sophisticated direct and digital marketing capabilities. In addition, we market to larger customers through a combination of direct mail catalogs, customized catalogs and a field sales force. We change the level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, competition and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors, execute more effective personalized and dynamic offers, and promote enhanced direct marketing and customer loyalty programs to drive higher sales across all our channels.
Supply Chain
We operate two networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 65 delivery fulfillment centers supports our North American Commercial and Staples.com operations. We currently fulfill the majority of customers’ orders through our distribution network. As we expand our assortment, we are increasingly relying on third parties to fulfill orders and deliver products directly to our customers. We operate a separate network of four large distribution centers to support our U.S. retail store operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Our centralized purchasing and distribution systems enable our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to more efficiently operate our retail stores.

In Europe, we are in the process of reducing the complexity and redundancy of our distribution network. We are standardizing all of our supply chain processes and systems architecture, and continuing to consolidate facilities. These efforts are expected to improve customer service and quality, drive cost savings and increase overall operating efficiency.
Associates
We have a strong corporate culture. Our corporate values guide our interactions with customers and each other. These values represent what matters most at Staples, are critical to bringing our vision to life, and include: own it; say it like it is; be caring; keep it simple; and work together. We place great importance on recruiting, training, retention and providing the proper incentives for high quality associates. Offering attractive growth and development opportunities and a commitment to a diverse and safe work environment, we pride ourselves on being a great place to work.

We consider customer relations and our associates' knowledge of our product and service offerings to be key to our marketing approach and our ability to deliver customer satisfaction. Associates are trained in a number of areas, including, where appropriate, sales techniques, management skills and product knowledge.

As of February 1, 2014, Staples employed 46,361 full-time and 36,647 part-time associates.
Staples Soul
Staples is committed to responsible corporate citizenship, or what we refer to as Staples Soul. Staples Soul is a holistic approach to business that recognizes the close connection between our financial success and our desire to make a positive impact on our associates, communities and the planet. We believe Staples Soul helps to make us an employer and neighbor of choice, differentiates our brand and allows us to grow profitably and responsibly. To support this commitment, Staples recently created the role of chief cultural officer, responsible for driving improved associate engagement and coordinating Staples' approach to corporate responsibility. For more information, visit www.staples.com/soul.

Ethics - Ethics at Staples is part of our culture. Staples maintains ethical business practices by encouraging open and honest communication and fostering an environment where it is safe to speak up without fear of retaliation. Through our Code of Ethics, ongoing communications and training programs, and other resources, we provide our associates around the world with the information they need to make sound decisions in the best interests of our company and shareholders. These efforts help ensure that our associates build trusting relationships with customers and other stakeholders, thus strengthening and protecting Staples' brand reputation.

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

Diversity - Staples' unwavering commitment to diversity and inclusion stems from our recognition that being a successful company requires people with diverse backgrounds and perspectives.  We believe that differences in age, race, gender, gender identity, nationality, sexual orientation, physical ability, background and thinking style allow us to be more innovative as a company.

We’re committed to maintaining a diverse and inclusive culture, from supporting associate resource groups to partnering with diversity suppliers. Our continued focus on attracting, developing and retaining a diverse associate base is essential to making more happen for our customers and the communities in which we live and work.

Community - Staples is dedicated to providing education and job skills opportunities in communities where our customers and associates live and work with a primary focus on supporting disadvantaged youth, from literacy and mentoring to career skills development initiatives. We support these causes through corporate contributions, in-kind donations and grants from Staples Foundation, our private charitable arm. We also encourage our associates and customers to contribute their time and resources as well. Through our global community and giving efforts, we have helped more than 6,500 organizations in local communities around the world.
Competition
We compete with a variety of online and traditional retailers, dealers and distributors. As we rapidly expand our assortment of products and services, we compete with an increasing number of competitors including mass merchants such as Walmart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com and other discount retailers. In addition, our retail stores and delivery operations both compete with traditional competitors like Office Depot and Lyreco, as well as numerous mail order firms, contract stationers, electronic commerce distributors, regional and local dealers and direct manufacturers. Many of our competitors have increased their presence in our markets in recent years.

We believe we are able to compete favorably against our competitors because of the following factors: our focus on business customers; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making shopping easy for customers; a wide assortment of products and services to meet every business need, either in stores or on our websites; fast checkout; easy to use websites and mobile platforms; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

Trademarks, Patents, Copyrights and Domain Names

We own or have applied to register numerous trademarks and service marks in the United States and throughout the world in connection with our businesses. Some of our principal global and regional marks include Staples, the Staples red brick logo, "Make More Happen", Staples the Office Superstore, the Easy Button logo, ''that was easy," Quill.com, Corporate Express and many other marks incorporating ''Staples” or another primary mark, which in the aggregate we consider to be of material importance to our business. While the duration of trademark registrations varies from country to country, trademarks are generally valid and may be renewed indefinitely so long as they are in use and their registrations are properly maintained.

We own and maintain a number of products, systems, business processes and designs, many of which have been patented. We also own copyrights for works such as packaging, training materials, promotional materials, computer software, in-store graphics, website content and multi-media. In addition, we have registered and maintain numerous internet domain names, including many that incorporate ''Staples.”
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, their respective ages and positions as of March 6, 2014 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.
Stephen Bacica, age 42
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
Joseph G. Doody, age 61
Mr. Doody has served as Vice Chairman since February 2014. Prior to that he served as President—North American Commercial from January 2013 to January 2014. Previously, Mr. Doody served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.
Shira Goodman, age 52
Ms. Goodman has served as President, North American Commercial since February 2014.  Previously, she served as Executive Vice President of Global Growth since February 2012, Executive Vice President of Human Resources from March 2009, and Executive Vice President of Marketing since May 2001.  Prior to that, she served in various capacities since joining Staples in 1992, including Senior Vice President of Staples Direct, Senior Vice President of Brand Marketing, and Vice President of Contract & Commercial.
Christine T. Komola, age 46
Ms. Komola has served as Executive Vice President and Chief Financial Officer since March 2013. Prior to that she served as Senior Vice President and Chief Financial Officer from February 2012 to March 2013. Prior to that, she served as the Senior Vice President and Corporate Controller from July 2004 to January 2012. She also served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in April 1997, including Assistant Controller, Vice President of Planning, Margin and Control and Chief Financial Officer of Staples.com.
Demos Parneros, age 51
Mr. Parneros has served as President—North American Stores & Online since January 2013. Previously, Mr. Parneros served as President— U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.
Ronald L. Sargent, age 58
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
Michael Williams, age 60
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

John Wilson, age 53

Mr. Wilson has served as President - Staples Europe since September 2012. Prior to joining Staples, Mr. Wilson served as President and General Partner of Hyannis Port Capital from 2001 to 2011. Before founding Hyannis Port Capital, he held several other executive positions, including Chief Operating Officer and Executive Vice President of Gap, Inc., Chief Financial Officer and Executive Vice President of Staples, Inc., Senior Vice President of Northwest Airlines, and Vice President/Partner at Bain & Company.

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
Item 1A.    Risk Factors

If we fail to meet the changing needs of our customers our business and financial performance will be adversely affected.

We are currently engaged in a multi-year effort to evolve our business to meet the changing needs of our customers. One of our top priorities is to significantly expand our product and service offerings beyond traditional core office supplies, a category that is declining. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies and service offerings, such as our copy and print services. We are also enhancing our ecommerce platforms to provide easy-to-shop websites and increasing coordination between our online business with our retail stores. Our success is dependent on providing our customers the selection of products, as well as services, at competitive prices that meet customers' changing needs and purchasing habits.  If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer.   Failure to provide the products and services preferred by our customers could have a material adverse affect on our revenue, results of operations and ability to attract and retain customers.

We face uncertainties transforming our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

As part of our continuing efforts to transform our business, we recently announced a plan to reduce costs by $500 million on an annualized basis by the end of fiscal year 2015. We also announced a plan to close up to 225 of our retail stores in North America by the end of 2015. The success of our plans is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies, and is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. These plans are expected to result in material charges related to severance costs, lease obligations, asset impairments, and other associated costs. Additional charges may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized substantial goodwill impairment charges in the past and may be required to recognize additional goodwill impairment charges in the future.

    At February 1, 2014, we had $3.23 billion of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill. We have recorded substantial goodwill impairment charges in the past and we are closely monitoring the goodwill balances related to our China and Australia reporting units. These reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This could have an adverse impact on our financial position and results of operations.

We operate in a highly competitive market and we may not be able to continue to compete successfully.

We compete with a variety of local, regional, national and international retailers and online and traditional retailers, dealers and distributors for customers, associates, locations, products, services, and other important aspects of our business. In most of our geographic markets, we compete with other high-volume office supply providers such as Office Depot and Lyreco, as well as mass merchants such as Wal-Mart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and other discount retailers. We also compete with numerous mail order firms, contract stationer businesses, electronic commerce distributors, regional and local dealers and direct manufacturers. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our markets in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

Global economic conditions could adversely affect our business and financial performance.

As a world-class provider of products and services that serve the needs of business customers and consumers in 25 countries, our operating results and performance depend significantly on worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, a return to tighter credit markets, reduced consumer credit availability, fluctuation in the financial markets, lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Our business and financial performance may continue to be adversely affected, and our ability to generate cash flow may be negatively impacted, by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

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

Compromises of our information systems or unauthorized access to confidential information or personal information may materially harm our business or damage our reputation.

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers, vendors and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also accept payments using a variety of methods, including debit and credit cards, gift cards, electronic transfer of funds, and others. We rely on third parties to provide payment processing services or make certain payments on our behalf. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. Computer hackers may penetrate our or our vendors' network security and, if successful, misappropriate such information. A Staples associate, contractor or other third-party with whom we do business may misuse confidential or personal information to which they have access; attempt to circumvent our security measures; or inadvertently cause a breach involving such information. Additionally, methods to obtain unauthorized access to confidential information change frequently and may be difficult to detect, which can impact our ability to respond appropriately. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, for failing to respond appropriately, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in the laws and the tax filing positions we take in various jurisdictions. In addition, our effective tax rate may fluctuate quarterly, and the resulting tax rate may be negative or unusually high as a result of significant charges in a quarter that are not tax deductible, such as goodwill and long-lived asset impairment. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of our operations.

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

Our customers value courteous and knowledgeable associates to support customers across all channels. Accordingly, our performance depends on attracting, training, engaging and retaining a large number of qualified associates. We face intense competition for qualified associates, particularly in tight labor markets in emerging markets or in specialized areas of technical expertise. Many of our associates, particularly in retail stores, are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and the cost of compliance with labor and wage laws and regulations. If we are unable to attract, train, engage and retain a sufficient number of qualified associates, our business and financial performance may be adversely affected.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school, holiday and back-to-business seasons.  Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the expense and outcome of legal proceedings; severe weather; consumer confidence; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall may have a disproportionate effect on our net income for the quarter.

Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.
As of February 1, 2014, our consolidated outstanding debt was $1.10 billion and we also had $1.06 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property liability, product liability, import/export liability, government investigations and claims, and other risks associated with global sourcing.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 28% of our sales in fiscal 2013 and which typically generate higher margins than national brand products and services. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded products and services also exposes us to added risks that could increase the cost of doing business, such as third party intellectual property infringement, false advertising, and product liability claims against us with respect to such products and services; and import and export compliance issues. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to importing merchandise from abroad, there can be no assurance that contractors, agents, vendors, manufacturers or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.
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

We rely heavily on various information systems and technology to sell and deliver our products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. As we continue to accelerate our growth online, our ability to attract and retain customers, compete and operate effectively is dependent on a consistent, secure and easy to use technology infrastructure with reliable back-up systems. Any disruption to the internet or our technology infrastructure, including a disruption affecting our web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. Hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly disrupt our operations or compromise our information security. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage or upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

In addition, we will periodically make modifications and upgrades to our information systems and technology. Some of our information systems are outsourced to third parties. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. We are aware of inherent risks associated with replacing our systems, including accurately capturing data, system disruptions and outsourcing to third parties. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

Our business may be adversely affected by the actions of and risks associated with third-parties.

The products we sell are sourced from a wide variety of third-party vendors and as we expand our assortment we rely on third parties to fulfill our customer orders and deliver products directly to our customers. In general, we do not have long-term contracts with our vendors or third parties committing them to provide products to us on acceptable terms. For example, we derive benefits from vendor allowances and promotional incentives which may not be offered in the future. We also cannot control the supply, design, function or cost of many of the products that we offer for sale. Some of the products we offer are supplied to us on an exclusive basis and may be difficult to replace in a timely manner. Additionally, third parties may not live up to the delivery promises they have made to our customers. Disruptions in the availability of products or services purchased through third parties, or quality issues that cause us to initiate voluntary or mandatory recalls for proprietary products we sell, may result in customer dissatisfaction, damage our reputation and adversely affect our sales.

Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside the United States. Political instability, the financial instability of suppliers, trade restrictions, tariffs, foreign currency exchange rates, transport capacity and costs, inflation and other factors relating to foreign trade are beyond our control. We also rely upon many independent service providers for services that are important to many aspects of our business. If our service providers fail or are unable to perform as expected and we are unable to replace them quickly, our business could be harmed at least temporarily until we are able to do so and potentially, in some cases, permanently. These and other issues could adversely affect our reputation, business and financial performance.

Various legal proceedings may adversely affect our business and financial performance.

We are involved in various private legal proceedings, which include consumer, employment, intellectual property, commercial, tort and other litigation. We are subject to potentially increasing challenges by private litigants regarding compliance with local, state and national labor regulations, whether meritorious or not.  In addition, companies have increasingly been subject to employment related class action litigation, and we have experienced “wage and hour” class action lawsuits.  We expect that these trends will continue to affect us. We are also subject to claims that the technology we use or the products we sell infringe intellectual property rights of third parties. Such claims, whether meritorious or not, involve significant managerial resources and can become costly. Generally, we have indemnification protections in our agreements which our vendors or licensors often have honored; however, there are no assurances that such vendors or licensors will continue to do so in the future. We estimate exposure and establish reserves for our estimated significant liabilities, however, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected. Some verdicts or decisions may not be reasonable or based on law or prior precedent, in which case we will vigorously contest and appeal such decisions. Other outcomes may require us to pay substantial amounts of money or take actions that adversely affect our operations. In addition, defending against these claims may involve significant time and expense. Given the large size of our operations and workforce, the visibility of our brand and our position as an industry leader, we may regularly be involved in legal proceedings that could adversely affect our business and financial performance.

Failure to comply with laws, rules and regulations could negatively affect our business operations and financial performance.

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, unclaimed property laws, and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 1, 2014, we operated a total of 2,169 retail stores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Finland, Germany, the Netherlands, Norway, Portugal, Sweden, the United Kingdom, China, Argentina and Australia. As of that same date, we also operated 116 distribution and fulfillment centers in 30 states in the United States, 7 provinces in Canada, and in Austria, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia.

The following table sets forth the locations of our facilities as of February 1, 2014:
RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores
United States		Nevada	7	Canada
Alabama	12	New Hampshire	22	Alberta	38
Arizona	38	New Jersey	84	British Columbia	44
Arkansas	9	New Mexico	11	Manitoba	10
California	214	New York	131	New Brunswick	9
Colorado	19	North Carolina	49	Newfoundland	4
Connecticut	37	North Dakota	2	Nova Scotia	13
Delaware	7	Ohio	57	Northwest Territories	1
District of Columbia	2	Oklahoma	17	Ontario	126
Florida	90	Oregon	21	Prince Edward Island	2
Georgia	38	Pennsylvania	91	Quebec	72
Idaho	8	Rhode Island	8	Saskatchewan	11
Illinois	49	South Carolina	21	Yukon	1
Indiana	30	South Dakota	1	Total Canada	331
Iowa	15	Tennessee	23
Kansas	5	Texas	58
Kentucky	18	Utah	14	Finland	7
Louisiana	1	Vermont	7	Germany	59
Maine	12	Virginia	44	The Netherlands	41
Maryland	43	Washington	30	Norway	19
Massachusetts	75	West Virginia	6	Portugal	33
Michigan	42	Wisconsin	11	Sweden	11
Minnesota	7	Wyoming	4	United Kingdom	112
Mississippi	2	Total United States	1,515	China	27
Missouri	10			Argentina	2
Montana	8			Australia	12
Nebraska	5				2,169

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers	Country/State/Province/Region/Territory	Number of Centers
United States		Canada
Arizona	2	Alberta	3
Alaska	1	British Columbia	2
California	6	Manitoba	1
Colorado	1	New Foundland	1
Connecticut	2	Nova Scotia	2
Delaware	1	Ontario	3
Florida	1	Quebec	2
Georgia	2	Total Canada	14
Idaho	1
Illinois	2	Austria	1
Indiana	1	Denmark	1
Iowa	2	Finland	1
Kansas	2	France	3
Maryland	2	Germany	2
Massachusetts	1	Italy	1
Michigan	1	The Netherlands	1
Minnesota	2	Norway	3
Nebraska	1	Poland	1
New Jersey	1	Portugal	1
New York	2	Spain	1
North Carolina	2	Sweden	1
Ohio	2	United Kingdom	5
Oregon	3	China	4
Pennsylvania	2	Argentina	1
South Carolina	1	Brazil	1
Tennessee	1	Australia	19
Texas	6		116
Virginia	1
Washington	1
Wisconsin	2
Total United States	55
Most of the existing facilities are leased by us with initial lease terms expiring between 2014 and 2026. In most instances, we have renewal options at increased rents. Leases for 148 of the existing stores provide for contingent rent based upon sales.
We own our Framingham, Massachusetts corporate office, which consists of approximately 650,000 square feet.
Item 3. Legal Proceedings
We are subject to ordinary routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business. See Note I - Commitments and Contingencies of the Notes to our Consolidated Financial Statements.
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

	High	Low
Fiscal Year Ended February 1, 2014
First Quarter	$15.19	$12.08
Second Quarter	17.22	13.34
Third Quarter	17.30	13.72
Fourth Quarter	16.34	13.01
Fiscal Year Ended February 2, 2013
First Quarter	$16.93	$14.35
Second Quarter	15.73	12.10
Third Quarter	13.62	10.57
Fourth Quarter	13.77	10.94
Cash Dividend
Since 2004, we have returned cash to our stockholders through cash dividends. We paid quarterly dividends for fiscal year 2013 of $0.12 per share on April 18, 2013, July 18, 2013, October 17, 2013 and January 16, 2014 resulting in a total dividend payment of $312.5 million or $0.48 per share. We paid quarterly dividends for fiscal year 2012 of $0.11 per share on April 12, 2012, July 12, 2012, October 18, 2012 and December 12, 2012, resulting in a total dividend payment of $294.1 million or $0.44 per share. We paid quarterly dividends for fiscal year 2011 of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment of $277.9 million or $0.40 per share.
Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends in 2014 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors. On March 4, 2014, our Board of Directors approved the payment of a cash dividend of $0.12 per share to be paid on April 17, 2014 for stockholders of record on March 28, 2014.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2009 through 2013 fiscal years, assuming the investment of $100.00 on January 31, 2009 with dividends being reinvested.
TOTAL RETURN TO STOCKHOLDERS

	31-Jan-09	30-Jan-10	29-Jan-11	28-Jan-12	2-Feb-13	1-Feb-14
Staples, Inc.	$100.00	$149.49	$144.63	$106.48	$92.95	$93.51
S&P 500 Index	$100.00	$133.14	$162.67	$169.54	$197.98	$240.58
S&P Retail Index	$100.00	$158.09	$205.24	$238.26	$307.32	$410.04
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2013:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
November 3, 2013 - November 30, 2013	681,899	$15.67	680,553	$588,956,000
December 1, 2013 - January 4, 2014	727,980	15.73	727,828	577,511,000
January 5, 2014 - February 1, 2014	1,063,314	14.14	1,063,147	562,479,000
Total for fourth quarter of 2013	2,473,193	$15.03	2,471,528	$562,479,000

(1)
Includes a total of 1,665 shares of our common stock withheld during the fourth quarter of our 2013 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

Other Information
For information regarding securities authorized for issuance under our equity compensation plans, please see Note K - Equity Based Employee Benefit Plans in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
At March 4, 2014, we had 4,744 holders of record of our common stock.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
1.     Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of February 1, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of February 1, 2014, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.
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
Our management assessed the effectiveness of Staples' internal controls over financial reporting as of February 1, 2014. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (1992 framework). Based on our assessment, we conclude that, as of February 1, 2014, the Company has maintained effective internal control over financial reporting based on those criteria.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of February 1, 2014 as stated in its reports which are included herein.

(b)   Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Staples, Inc.
We have audited Staples, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014 of Staples, Inc. and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2014

(c)   Changes in Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
On March 3, 2014, Elizabeth Smith notified the Board of Directors (the “Board”) that, due to personal commitments, she will not stand for re-election to the Board.  She will continue to serve on the Board until the end of her current term, which expires when the Company’s directors are elected at our 2014 annual meeting of stockholders.   Our Board voted to reduce its size from 12 members to 11 members, effective upon Ms. Smith’s departure.

On March 3, 2014, the Compensation Committee of the Board of Directors approved a 2013 Reinvention Cash Award for all bonus-eligible associates of the Company, including the Company’s Named Executive Officers, in an amount equal to 16% of each associate’s 2013 target annual cash bonus award.   The award was approved in recognition of service, additional responsibilities and workloads, as well as progress against the Company’s strategic plan in 2013.   The Committee also recognized the need to address retention of key talent and to continue to motivate associates in light of the fact that the Company did not pay any bonus under its Executive Officer Incentive Plan or Key Management Bonus Plan in 2013 and 2012.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.
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
Item 15.    Exhibits and Financial Statement Schedules

(a)	Index to Consolidated Financial Statements: The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:
1.    Financial Statements.

•	Consolidated Balance Sheets - February 1, 2014 and February 2, 2013;

•	Consolidated Statements of Income - Fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012;

•	Consolidated Statements of Comprehensive Income - Fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012;

•	Consolidated Statements of Stockholders' Equity - Fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012;

•	Consolidated Statements of Cash Flows - Fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and

•	Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2014.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2014
Ronald L. Sargent

/s/ BASIL L. ANDERSON	Director	March 6, 2014
Basil L. Anderson

/s/ DREW G. FAUST	Director	March 6, 2014
Drew G. Faust

/s/ JUSTIN KING	Director	March 6, 2014
Justin King

/s/ CAROL MEYROWITZ	Director	March 6, 2014
Carol Meyrowitz

/s/ ROWLAND T. MORIARTY	Director	March 6, 2014
Rowland T. Moriarty

/s/ ROBERT C. NAKASONE	Director	March 6, 2014
Robert C. Nakasone

/s/ ELIZABETH A. SMITH	Director	March 6, 2014
Elizabeth A. Smith

/s/ ROBERT E. SULENTIC	Director	March 6, 2014
Robert E. Sulentic

/s/ RAUL VAZQUEZ	Director	March 6, 2014
Raul Vazquez

/s/ VIJAY VISHWANATH	Director	March 6, 2014
Vijay Vishwanath

/s/ PAUL F. WALSH	Director	March 6, 2014
Paul F. Walsh

/s/ CHRISTINE T. KOMOLA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2014
Christine T. Komola

/s/ STEPHEN BACICA	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 6, 2014
Stephen Bacica

APPENDIX A
STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 1, 2014 (1) (52 Weeks)	February 2, 2013 (2)(3) (53 Weeks)	January 28, 2012(4) (52 Weeks)	January 29, 2011(5) (52 weeks)	January 30, 2010(6) (52 weeks)
Statement of Income Data:
Sales	$23,114,263	$24,380,510	$24,664,752	$24,135,253	$23,806,934
Gross profit	6,032,285	6,491,261	6,689,868	6,535,247	6,394,869

Income (loss) from continuing operations, including the portion attributable to the noncontrolling interests	$707,004	$(160,847)	$987,397	$898,960	$768,876

Amounts attributable to Staples, Inc.
Income (loss) from continuing operations	$707,004	$(160,728)	$988,220	$892,339	$750,436
Loss from discontinued operations	(86,935)	(49,978)	(3,564)	(10,391)	(11,765)
Income (loss) attributed to Staples, Inc.	$620,069	$(210,706)	$984,656	$881,948	$738,671

Basic earnings per common share:
Continuing operations attributed to Staples, Inc.	$1.08	$(0.24)	$1.42	$1.24	$1.06
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—	(0.01)	(0.02)
Net income (loss) attributed to Staples, Inc.	$0.95	$(0.31)	$1.42	$1.23	$1.04

Diluted earnings per common share:
Continuing operations attributed to Staples, Inc.	$1.07	$(0.24)	$1.40	$1.22	$1.04
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—	(0.01)	(0.02)
Net income (loss) attributed to Staples, Inc.	$0.94	$(0.31)	$1.40	$1.21	$1.02

Dividends	$0.48	$0.44	$0.40	$0.36	$0.33

Statistical Data:
Stores open at end of period	2,169	2,215	2,295	2,281	2,243

Balance Sheet Data:
Working capital (2)	$1,871,108	$1,740,665	$2,216,542	$2,174,574	$2,392,448
Total assets	11,174,876	12,280,005	13,430,622	13,911,667	13,717,334
Long-term debt, net of current maturities	1,000,205	1,001,943	1,599,037	2,014,407	2,500,329
Noncontrolling interests	8,572	7,941	7,062	7,471	83,054
Total stockholders’ equity	$6,140,835	$6,136,094	$7,022,213	$6,951,181	$6,854,940
The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

A-1

(1)
Income from continuing operations for this period reflects $64.1 million ($53.6 million, net of taxes) for restructuring activities aimed at further streamlining the Company's operations and general and administration functions. The Loss from discontinued operations for this period reflects an $80.9 million preliminary loss on disposal related to the sale of the Company's European Printing Systems Division business ("PSD").

(2)	Working capital in 2012 excludes the current assets and current liabilities of discontinued operations.

(3)
Income from continuing operations for this period reflects pre-tax charges of $811.0 million for impairment of goodwill and long-lived assets, $207.0 million for restructuring activities related to a strategic plan announced in September 2012 aimed at accelerating growth, $57.0 million for a loss on early extinguishment of debt, $26.2 million related to the termination of the Company's joint venture agreement in India, and $20.0 million for accelerated tradename amortization related to rebranding the Company's business in Australia.

(4)
Income from continuing operations for this period reflects the receipt of a $20.8 million tax benefit related to a refund due to Corporate Express N.V. ("Corporate Express") from the Italian government that was previously deemed uncollectible.

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

A-2

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2013 ("2013") consisted of the 52 weeks ended February 1, 2014, fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013 and fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012.
Results of Operations
Major contributors to our 2013 results, as compared to the results for 2012, which includes the impact of the 53rd week in that fiscal year, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $23.11 billion in sales, a decrease of 5.2%;

•	North American Stores & Online sales decreased 6.1% and business unit income rate decreased to 6.6% from 8.3%;

•	North American Commercial sales decreased 0.8% and business unit income rate decreased to 7.5% from 8.4%;

•	International Operations sales decreased 10.7%, while business unit loss rate was (0.4)% compared to (0.5)%;

•	Income (loss) from continuing operations attributable to Staples Inc. was $707.0 million for 2013 compared with $(160.7) million in 2012;

•	Non-GAAP income from continuing operations attributed to Staples, Inc. was $760.6 million in 2013 compared with non-GAAP income from continuing operations of $936.1 million in 2012; and

•
Earnings (loss) per diluted share from continuing operations attributable to Staples, Inc. was $1.07 in 2013 compared to $(0.24) in 2012. Non-GAAP earnings per diluted share from continuing operations was $1.16 in 2013 compared with $1.39 in 2012.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.
Outlook
The performance of our retail stores has consistently fallen short of our expectations over the past few years, and we continue to see customer demand shifting online.  As a result of these trends, we are developing a plan to close up to 225 stores in North America by the end of 2015.  We expect that these closures will improve the performance of our retail portfolio, as we increase our focus on growing our online businesses.

As part of our continuing efforts to transform our business, we are also developing a multi-year cost savings plan which is expected to generate annualized pre-tax cost savings of approximately $500 million by the end of 2015.  The savings are expected to come from supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  We plan to reinvest some of these savings in our reinvention initiatives.

In addition to the initiatives outlined above, we will continue to execute other elements of our plan to reinvent Staples, such as investing to drive growth online and in categories beyond office supplies, and reshaping and restructuring underperforming parts of our business.   As a result of our reinvention, Staples is going up against new competitors in new markets.  Our traditional markets, meanwhile, are evolving due to declines in consumption of office supplies, and the industry is undergoing consolidation, which presents both opportunities and risks.   As a result of these changes, the long-term trends in our business have become harder to predict, and therefore we are evolving our guidance practices and will no longer be providing annual sales and earnings per share guidance.  Instead, we will help investors and other stakeholders understand our near-term expectations with quarterly financial guidance.  For the first quarter of 2014, we expect total Company sales to decrease versus the first quarter of 2013. We expect to achieve diluted earnings per share in the range of $0.17 to $0.22 for the first quarter of 2014. Our guidance for the first quarter of 2014 excludes any potential impact on sales or earnings associated with restructuring activities in 2014.  The company also expects to generate more than $600 million of free cash flow for fiscal year 2014, which reflects cash payments related to previously announced restructuring activities as well as our consideration of the potential impact of restructuring activities in 2014.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for sales, income from continuing operations, earnings per share, effective tax rate and free cash flow (which we define as net cash provided by operating activities less expenditures related to the acquisition of property and equipment). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in thousands, except per share data):

	52 Weeks Ended
	February 1, 2014
	GAAP	Restructuring charges	Non-GAAP
Operating income	$1,177,501	$64,085	$1,241,586
Interest and other expense, net	(114,696)	—	(114,696)
Income from continuing operations before income taxes	1,062,805	64,085	1,126,890

Income tax expense	355,801	10,481	366,282

Income from continuing operations attributed to Staples, Inc.	$707,004	$53,604	$760,608

Effective tax rate	33.5%		32.5%

Diluted earnings per common share from continuing operations attributed to Staples, Inc:	$1.07		$1.16

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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

The table below shows sales in 2013 compared with sales in 2012 excluding the impact of the 53rd week. For further discussion, see below under Consolidated Performance and Segment Performance (in thousands):

	Sales				Year-over-year sales growth
	2013	2012
	52 weeks ended	53 weeks ended		52 weeks ended	Compared to the 53 weeks ended	Compared to the 52 weeks ended
	February 1, 2014	February 2, 2013	53rd week	January 26, 2013	February 2, 2013	January 26, 2013
North American Stores & Online	$11,103,160	$11,827,906	$221,425	$11,606,481	(6.1)%	(4.3)%
North American Commercial	8,041,613	8,108,402	158,943	7,949,459	(0.8)%	1.2%
International Operations	3,969,490	4,444,202	80,816	4,363,386	(10.7)%	(9.0)%
Total	$23,114,263	$24,380,510	$461,184	$23,919,326	(5.2)%	(3.4)%
Consolidated Performance
2013 Compared with 2012
Sales: Sales for 2013 were $23.11 billion, a decrease of 5.2% from 2012. Excluding the impact of $461.2 million of sales relating to the additional week in 2012, sales for 2013 decreased by 3.4% from 2012. Our sales decline for 2013 reflects a 4% decline in comparable store sales in North America, ongoing weakness in International Operations, a 1% impact from store closures in North America and Europe, and a $156.6 million unfavorable impact from changes in foreign exchange rates, partially offset by growth in our North American online businesses and in North American Commercial. Declines in office supplies, business machines and technology accessories, ink and toner, and computers were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and technology services.
Gross Profit: Gross profit as a percentage of sales was 26.1% for 2013 compared to 26.6% for 2012. The decrease in gross profit rate was driven by lower product margins and by the negative impact of fixed costs on lower sales. The decline in margins was primarily due to adverse mix stemming from strong top line growth in lower margin categories such as tablets combined with a decline in higher margin categories such as office supplies, as well as pressure in core categories such as paper and ink and toner.
Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2013 decreased by $149.0 million or 3.1% from 2012. The decline was primarily driven by the impact of the additional week in 2012 and decreased compensation expense as a result of changes in management incentive compensation and lower headcount, combined with reductions in marketing spend and a favorable comparison to selling, general and administrative expenses in 2012, which included significant costs associated with headcount reductions and legal settlements. These reductions were partially offset by increased costs related to growing our online businesses. As a percentage of sales, selling, general and administrative expenses increased to 20.5% in 2013 compared to 20.0% for 2012, reflecting the negative impact of lower sales.
Impairment of goodwill and long-lived assets: There were no goodwill or long-lived asset impairment charges incurred in 2013. Goodwill and long-lived asset impairment charges incurred in 2012 were $771.5 million and $39.5 million, respectively. The goodwill impairment charges of $303.3 million and $468.1 million related to our Europe Retail and Europe Catalog reporting units, respectively, which are components of our International Operations segment. The charges stemmed from a strategic decision to reallocate investment resources to areas of the Company with higher growth potential, and they reflected lower projections for sales growth and profitability for these businesses as a result of industry trends and the ongoing economic weakness in Europe.
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

Restructuring charges: As part of our continuing efforts to cut costs, we recognized charges of $78.3 million in the third quarter of 2013 related to a plan to streamline our operations and general and administrative functions. Pursuant to this plan, certain distributed general and administrative functions are being centralized, which we believe will help drive additional synergies

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

across business units. In addition, certain operational resources are being consolidated, which we believe will result in increased efficiencies without negatively impacting customer service. The charges include $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to our International Operations segment and $15.6 million relates to our corporate headquarters and North American operations. We expect to substantially complete the actions required under this plan by the first half of fiscal 2015. These charges were partly offset by a net $14.2 million adjustment recorded in third quarter of 2013 to reduce the liabilities and estimated costs associated with our 2012 restructuring plan. These adjustments stemmed from changes in facts and circumstances that were identified during 2013.

Restructuring charges incurred in 2012 were $207.0 million, with approximately $177 million related to the International Operations segment and $30 million related to North American Stores & Online. These charges related to a strategic plan to accelerate growth through the integration of our retail and online offerings, the restructuring of our International Operations segment and the reduction of our footprint to improve the productivity of our stores in North America. The charges consisted of $106.4 million for ongoing lease obligations related to facility closures, $75.6 million for severance and benefit costs, and $24.9 million for other associated costs. The charges primarily pertained to the closure of the 46 retail stores in Europe and the 15 retail stores in the United States, the consolidation of the sub-scale delivery businesses in Europe, and the reorganization of certain general and administrative functions in Europe.

For more information regarding the restructuring charges recorded in 2013 and 2012, see Note B - Restructuring Charges in the Notes to the Consolidated Financial Statements.
Amortization of Intangibles:  Amortization of intangibles was $55.4 million for 2013 compared to $78.9 million for 2012, primarily reflecting the amortization of customer relationships.  Amortization for 2012 included $20.0 million of accelerated amortization related to a strategic decision to rebrand our Australian business from the Corporate Express tradename to the Staples tradename as we continue to move towards one global brand. Prior to the decision to rebrand this business, the carrying value of the tradename was scheduled to be amortized through the end of our fiscal year 2014. Amortization of intangibles resulting from our acquisition of Corporate Express, excluding the accelerated amortization, was $44.1 million for 2013 compared to $48.7 million for 2012.
Interest Income:  Interest income decreased to $4.7 million for 2013 from $5.3 million for 2012. This decrease was due to lower global weighted average interest rates and lower average cash balances.
Interest Expense:  Interest expense decreased to $119.3 million for 2013 from $162.5 million for 2012. The decrease was primarily the result of the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes (the "January 2014 Notes") in January and February of 2013, the repayment of our $325 million 7.375% notes in October 2012 (the "October 2012 Notes"), and, to a lesser extent, the repayment of the remaining $866.9 million balance of our January 2014 Notes upon their maturity. These favorable items were partly offset by interest expense related to our $500 million 2.75% Notes and our $500 million 4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $12.1 million in 2013 and by $21.0 million for 2012.
Loss on Early Extinguishment of Debt: In January 2013, the Company repurchased $632.8 million of the January 2014 Notes (see Note F - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements) pursuant to a cash tender offer.  As a result of this tender offer, the Company incurred a pre-tax loss on early extinguishment of debt of $57.0 million in 2012 related to debt tender premiums and fees.  There were no material losses related to debt extinguishment in 2013.
Other Income (Expense), Net:  Other income (expense), net was $(0.1) million for 2013 compared to $(30.5) million for 2012. The expense in 2012 was primarily driven by a $26.2 million charge related to the termination of our joint venture arrangement in India.
Income Taxes:  Our tax rate related to continuing operations was 33.5% in 2013 compared to 160.6% for 2012. Our tax rate for 2013 reflects the impact of the $64.1 million of net restructuring charges incurred in 2013, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate in 2013 was 32.5%.
The high effective tax rate for 2012 reflected the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment, $207.0 million related to restructuring activities and $26.2 million related to the termination of our joint venture arrangement in India, the majority of which did not result in an income tax benefit. Our tax rate in 2012 also reflected additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the closure of certain operations in our Europe Retail and Europe Catalog reporting units. Excluding the impact of these items, our effective tax rate was 32.5% in 2012. See the non-GAAP reconciliations under the "Non-GAAP Measures" section above.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

A reconciliation of the federal statutory tax rate to our effective tax rate on historical net income is as follows:

	2013	2012
Federal statutory rate	35.0%	35.0%
State effective rate, net of federal benefit	2.6%	12.1%
Effect of foreign taxes	(7.8)%	(3.3)%
Tax credits	(0.4)%	(0.8)%
Goodwill impairment	—%	82.5%
Change in valuation allowance	3.8%	37.1%
Other	0.3%	(2.0)%
Effective tax rate	33.5%	160.6%
Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Canada, Hong Kong and the Netherlands contribute to the foreign tax rate differential impacting the effective tax rate. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $604.0 million because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Discontinued Operations: On October 5, 2013, we completed the sale of our European Printing Systems Division business ("PSD"), a former component of our International Operations segment, which operated in five countries in Europe and focused on the sale, rental and servicing of printing machines. The sale resulted in a preliminary loss of $80.9 million, which was included in Loss from discontinued operations, net of income taxes, which is subject to a working capital adjustment that has not yet been finalized. Total loss from discontinued operations, net of tax, was $86.9 million for 2013 compared with a loss of $50.0 million for 2012. The loss in 2012 included $20.1 million of restructuring charges and $4.5 million of incremental tax expense related to the planned sale.
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
Amortization of Intangibles:  Amortization of intangibles was $78.9 million for 2012 compared to $64.9 million for 2011, primarily reflecting the amortization of tradenames and customer relationships. Amortization for 2012 included $20.0 million of accelerated amortization related to the rebranding of our Australian business. Amortization of intangibles resulting from our acquisition of Corporate Express, excluding the accelerated amortization, was $48.7 million for 2012 compared to $53.1 million for 2011.
Interest Income:  Interest income decreased to $5.3 million for 2012 from $7.4 million for 2011. This decrease was primarily due to lower global weighted average interest rates, partially offset by higher cash balances internationally.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Interest Expense:  Interest expense decreased to $162.5 million for 2012 from $173.4 million for 2011. This decrease was primarily due to a reduction in debt balances resulting from the repayment of the $500 million, 7.75% Notes (the “April 2011 Notes”) on April 1, 2011, the repayment of the $325 million October 2012 Notes upon their maturity, and the repayment or refinancing of certain debt and liquidity facilities in 2011. Our interest rate swap agreements reduced interest expense by $21.0 million for 2012 compared to $26.3 million for 2011.
Other Income (Expense), Net:  Other expense was $30.5 million for 2012 compared to $3.1 million for 2011. The expense in 2012 was primarily driven by the $26.2 million charge related to the termination of our joint venture arrangement in India.
Income Taxes:  Our tax rate related to continuing operations was 160.6% in 2012 compared to 32.6% for 2011. The high effective tax rate for 2012 reflects the fact that we incurred charges of $811.0 million for goodwill and long-lived asset impairment, $207.0 million related to restructuring activities and $26.2 million related to the termination of our joint venture arrangement in India, the majority of which do not result in a related income tax benefit. Our tax rate in 2012 also reflects additional tax expense related to establishing valuation allowances for previously recorded deferred tax assets as a result of the closure of certain operations in our Europe Retail and Europe Catalog reporting units. Excluding the impact of these items, our effective tax rate was 32.5% in 2012. Our tax rate in 2011 reflected a tax benefit of $20.8 million related to a refund due to Corporate Express from the Italian government that was previously deemed uncollectible, which was recorded as a discrete item. Excluding the impact of this benefit, our effective tax rate in 2011 was 34.0%. See the non-GAAP reconciliations under the "Non-GAAP Measures" section above.
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
The effective tax rate in any year is impacted by the geographic mix of earnings. The earnings generated primarily by our entities in Australia, Canada, Hong Kong and the Netherlands contributed to the foreign tax rate differential noted above. Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries of approximately $902.0 million, net of the noncontrolling interest, because such earnings are considered to be indefinitely reinvested in the business. A determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Discontinued Operations: Loss from discontinued operations, net of income taxes, was $50.0 million in 2012 compared with $3.6 million in 2011. The loss in 2012 includes $20.1 million of restructuring charges related to severance and benefit costs associated with a plan to restructure PSD's operations in connection with our ongoing effort to sell this business, as well as $4.5 million of incremental tax expense related to the planned sale.
Segment Performance
Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. North American Stores and Online sells products and services to customers in the United States and Canada. North American Commercial consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of businesses that sell and deliver products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia. Additional geographic information about our sales is provided in Note P - Segment Reporting in the Notes to the Consolidated Financial Statements.
Staples evaluates performance and allocates resources based on business unit income, which represents profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles. See a reconciliation of total

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

business unit income to income from continuing operations before income taxes in Note P - Segment Reporting in the Notes to the Consolidated Financial Statements.

				2013 Decrease From Prior Year	2012 Increase (Decrease) From Prior Year
	(Amounts in thousands)
Sales:	2013	2012	2011
North American Stores & Online	$11,103,160	$11,827,906	$11,741,998	(6.1)%	0.7%
North American Commercial	8,041,613	8,108,402	7,974,860	(0.8)%	1.7%
International Operations	3,969,490	4,444,202	4,947,894	(10.7)%	(10.2)%
Total segment sales	$23,114,263	$24,380,510	$24,664,752	(5.2)%	(1.2)%

	(Amounts in thousands)			2013 % of Sales	2012 % of Sales	2011 % of Sales
Business Unit Income:	2013	2012	2011
North American Stores & Online	$733,465	$987,025	$1,021,442	6.6%	8.3%	8.7%
North American Commercial	603,972	680,011	660,822	7.5%	8.4%	8.3%
International Operations	(15,219)	(21,146)	103,329	(0.4)%	(0.5)%	2.1%
Business unit income	$1,322,218	$1,645,890	$1,785,593	5.7%	6.8%	7.2%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Stores Closed	Stores Open at End of Period
2012	North American Stores & Online	1,917	17	48	1,886
2012	International Operations	378	7	56	329
2012	Total	2,295	24	104	2,215
2013	North American Stores & Online	1,886	2	42	1,846
2013	International Operations	329	1	7	323
2013	Total	2,215	3	49	2,169
North American Stores & Online
2013 Compared with 2012
Sales decreased 6.1% for 2013 compared to 2012. Sales for 2012 include $221.4 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2013 decreased by 4.3% from 2012. This decrease was driven by a 4% decline in comparable store sales due to lower traffic, a 1% negative impact on sales from the closure of 78 stores during fiscal 2012 and the first three quarters of 2013, and a $102.9 million negative impact from changes in foreign exchange rates. Sales declines were partially offset by an increase in sales for Staples.com. Declines in business machines and technology accessories, office supplies, computers, ink and toner were partially offset by growth in tablets and other mobile technology, facilities and breakroom supplies and copy and print services.
Business unit income as a percentage of sales decreased to 6.6% for 2013 from 8.3% for 2012. The decrease was primarily driven by unfavorable product margins due to an increased mix of lower margin products on Staples.com, deleverage of fixed expenses on lower sales, and investments to optimize our pricing, profit improvement and sourcing strategies. These expenses were partially offset by a reduction in incentive compensation.
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
North American Commercial
2013 Compared with 2012
Sales decreased 0.8% for 2013 compared to 2012. Sales for 2012 include $158.9 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2013 increased by 1.2% from 2012. Sales increased as a result of the acquisition of new customers, partially offset by lower sales to existing customers. Sales of facilities and breakroom supplies and, to a lesser extent, tablets and other mobile technology increased, partially offset by lower sales of core office supplies.
Business unit income as a percentage of sales decreased to 7.5% for 2013 from 8.4% for 2012, primarily driven by investments in sales force and marketing expenses to drive growth. These expenses were partially offset by lower costs associated with legal settlements and incentive compensation.
2012 Compared with 2011
Sales increased 1.7% for 2012 compared to 2011. Sales for 2012 include $158.9 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2012 decreased by 0.3% from 2011. This decrease was primarily driven by the decision late in 2011 to not renew two large customers that did not deliver adequate returns and, to a lesser extent, a decline in sales of core supplies, partially offset by increased sales of facilities and breakroom supplies, furniture and copy and print services.
Business unit income as a percentage of sales increased to 8.4% for 2012 from 8.3% for 2011, primarily reflecting reduced incentive compensation as well as lower marketing costs and increased supply chain efficiencies. This increase was partially offset by inflationary pressures on core offset and increased costs associated with legal settlements.
International Operations
2013 Compared with 2012
Sales decreased 10.7% for 2013 compared to 2012. Sales for 2012 include $80.8 million of revenue related to the additional week in 2012. Excluding the 53rd week, sales decreased 9% for 2013 compared to 2012. This decrease was primarily driven by weakness in our European delivery businesses, an approximate 2% decrease in sales from store closures in Europe related to the 2012 restructuring plan, and weakness in our Australian business. The decrease was also driven by a $31.8 million unfavorable impact from foreign exchange rates, and a 3% decline in comparable store sales in Europe, primarily due to lower traffic.
Business unit loss as a percentage of sales was (0.4)% for 2013 compared to (0.5)% for 2012. This change was driven by reduced marketing spend, savings related to headcount reductions in our European and Australian businesses, as well as a favorable comparison to 2012 which included charges for accelerated tradename amortization in Australia, severance and the settlement of a contractual dispute. In addition, to a lesser extent, we experienced improved profitability in our European retail business as a result of closing underperforming stores in 2012. These factors were mostly offset by the negative impact of fixed costs on lower sales in Australia and in our European delivery businesses.
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
Business unit income (loss) as a percentage of sales was (0.5)% for 2012 compared to 2.1% for 2011. The decrease was primarily driven by deleverage of fixed costs on lower sales, $20.0 million of accelerated tradename amortization, declines in European product margins resulting from adverse product and customer mix, an increase in investments to drive sales, and an increase in severance-related costs across our International businesses. These factors were partially offset by savings related to headcount reductions in our European and Australian businesses.

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
Inventory:  We record inventory at the lower of weighted-average cost or market value. We reserve for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions. To estimate the required reserve, we consider factors such as age of the inventory, the nature of the products, the quantity of items on-hand relative to sales trends, current market prices and trends in pricing, our ability to use excess supply in another channel, historical write-offs, expected residual values or other recoveries, contractual terms related to and historical experience with returns to vendors, and new product introductions and other developments in industry.  If actual demand or market conditions are less favorable than those projected by management, additional reserves may be required.  However, based on historical experience, we do not believe our estimates and assumptions will have a material impact upon the financial statements.  Past experience has shown little variability in reserve estimates.  Over the past three years, our inventory write-offs have ranged from approximately 60% to 85% of the inventory reserve balance at the prior fiscal year-end.
    Purchase and Advertising Rebates: We earn rebates from our vendors, which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors that relate to the purchase of merchandise inventories are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Amounts that represent reimbursement for specific, incremental costs we incur related to selling a vendor's products, such as advertising, are recorded as an offset to those costs when they are recognized in our consolidated statement of income. Several controls are in place, including direct confirmation with vendors, which we believe allows us to ensure that these amounts are recorded in accordance with the terms of the contracts.
Past experience has shown little variability in purchase and advertising rebate estimates, no collectibility issues and no significant write-off history. Given the historical accuracy of our estimates, we believe that a significant change in our estimates is not likely.
Impairment of Goodwill:  We review goodwill for impairment annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its current fair value. It is our policy to allocate goodwill and conduct impairment testing at a reporting unit level based on our most current business plans, which reflect changes we anticipate in the economy and the industry. We established, and continue to evaluate, our reporting units based on our internal reporting structure and define such reporting units at the operating segment level or one level below.
For the annual test in 2013, we performed an initial qualitative assessment for our North American reporting units to determine whether it was more likely than not that their fair values were less than their carrying amounts. This assessment was used as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. These reporting units passed the prior year impairment test by a significant margin. The guidelines for this assessment require management to identify the key drivers of fair value for the reporting units, to consider all significant events and circumstances that are relevant to their fair values, and then to weigh the positive and negative evidence. This process requires management to exercise a great deal of judgment. Examples of factors considered include trends and conditions in the macro economy, industry, and financial markets, as well as Staples-specific factors that would likely be considered by market participants, such as recent financial results and our latest forecasts, our current strategic plans, and our stock price. Based on our assessment, we concluded that it was more likely than not that the reporting units’ fair values continued to exceed their carrying values, and accordingly that it was not necessary to perform the two-step impairment test for these reporting units.
For our international reporting units, we proceeded directly to the two-step impairment test. In step one, we determined fair value using discounted cash flow ("DCF") analysis, which requires significant management assumptions and estimates regarding industry and economic factors and the future profitability of our businesses. The key assumptions used in the discounted cash flow approach include:

•
The reporting unit's projections of financial results, which range from eight to twelve years depending on the maturity of the underlying business.  For more established businesses, such as our European and Australian operations, we used an eight year model, while in our emerging market businesses we used a twelve year model which reflects management's expectations of the development time for these growth-oriented businesses.  In general, our reporting units' fair values are most sensitive to our sales growth and operating profit rate assumptions, which represent estimates based on our

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

current and projected sales mix, profit improvement opportunities and market conditions.  If the business climate deteriorates, or if we fail to manage our businesses successfully, then actual results may not be consistent with these assumptions and estimates, and our goodwill may become impaired.

•
The discount rate, which is used to measure the present value of the reporting unit’s projected future cash flows, including those relating to the reporting unit's terminal value. The discount rate is based on a weighted-average cost of capital ("WACC") that reflects market and industry data as well as our specific risk factors that are likely to be considered by a market participant.  The WACC is our estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The reporting units' WACC's in future periods may be impacted by adverse changes in market and economic conditions and are subject to change based on the facts and circumstances that exist at the time of the valuation, which may increase the possibility of a potential future impairment charge.  The discount rates for the majority of our reporting units declined in 2013 versus the prior year, reflecting increased stability in global financial markets.

•
The reporting unit's perpetual growth rate, which is based on projections for long-term GDP growth in the reporting unit’s local economy and a consideration of trends that indicate its long-term market opportunity.   While we believe our growth assumptions are reasonable, actual growth rates may be lower due to a variety of potential causes, such as a secular decline in demand for our products and services, unforeseen competition, long-term GDP growth rates in established economies being lower than projected growth rates, or a long-term deceleration in the growth rates of emerging markets.

The fair values of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management and if actual results are not consistent with our assumptions and judgments, we could experience impairment charges. To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.  This exercise required a greater degree of judgment in 2013 compared with prior years, given that we did not perform step one of the impairment test for our North American reporting units, and therefore we had to estimate their fair values for the purpose of the reconciliation.
Based on the results of our testing in 2013, all of our international reporting units passed step one of the impairment test, and therefore we concluded that no impairment charges were required in 2013. However, two of our reporting units with significant goodwill continue to be at risk for impairment:

•
Our Australia reporting unit, which has $362.5 million of goodwill as of the end of 2013, reported declines in revenue and operating profits during 2012 and 2013 as a result of a weak economy and the loss of certain significant customers, and our near-term projections for this business are below our earlier expectations.

•
Our China reporting unit, which has $200.6 million of goodwill as of the end of 2013, experienced weaker than expected growth in 2013. The valuation for this reporting unit is predicated on the business achieving significant growth in the future, and therefore it is at risk of impairment if sales growth doesn’t begin to accelerate in the near-to-mid term future.

In response to the trends for these two reporting units, we continue to undertake initiatives to help them drive sales, streamline business activities and restructure their business operations, which we believe will enable them to achieve levels of operating performance consistent with our long-term projections for these businesses. However, there is risk that these reporting units may continue to sustain challenging economic, industry, and operating pressures, which in turn would increase the risk associated with their goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges.
Impairment of Long-Lived Assets: We evaluate long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Our policy is to evaluate long-lived assets for impairment at the lowest level for which there are clearly identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. Recoverability is measured based upon the estimated undiscounted cash flows expected to be generated from the use of an asset plus any net proceeds expected to be realized upon its eventual disposition. Our cash flow projections are based on historical cash flows and our latest forecasts. An impairment loss is recognized if an asset's carrying value is not recoverable and if it exceeds its fair value. We estimate the undiscounted cash flows that will be generated over the asset's remaining useful life, or, in the case of an asset group, over the remaining useful life of the primary asset from which the group derives its cash flow generating capacity. Upon the occurrence of indicators of impairment, we reassess the remaining useful life of the asset or primary asset in the case of an asset group. The projections, estimates and assumptions reflected in our long-lived asset impairment testing require a significant degree of judgment on the part of management. If actual results are less favorable than management's projections, estimates and assumptions, future write-offs may be necessary.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

For long-lived assets that are held for use, we believe our operating results would need to be significantly less favorable than currently projected to result in a material impairment charge. With the exception of a limited number of retail stores in new markets or challenging markets where short and long-term initiatives are underway to improve current cash flows, our projected future cash flows are sufficient to recover the carrying values of the underlying assets. If there was an impairment of these store assets, it would not have a material effect on the Company's consolidated financial results.
For long-lived assets that will be disposed of in connection with an exit or disposal activity, we first reassess the assets' estimated remaining useful lives and evaluate whether the assets are impaired on a held for use basis, and then accelerate depreciation as warranted. Certain exit activities, such as the store closures associated with our 2012 Restructuring Plan and the recently announced commitment to close up to 225 stores in North America by the end of 2015, may result in material impairment charges.
Pension Benefits:    Our pension costs and obligations are dependent on various assumptions. Our major assumptions primarily relate to expected long-term rates of return on plan assets, discount rates and inflation. In estimating the expected return on plan assets, we take into account the historical performance for the major asset classes held, or anticipated to be held, by the applicable pension funds and current forecasts of future rates of return for those asset classes. We base the discount rate on the interest rate on high quality (AA rated) corporate bonds that have a maturity approximating the term of the related obligations. We also make assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases.
Based on our analysis of the financial impact of pension obligation assumptions and estimates, we do not believe these assumptions and estimates will have a material impact on our financial statements. The effect on pension obligations at February 1, 2014 of a change in discount rate and other assumptions is included in Note L - Pension and Other Post-Retirement Benefit Plans of the Notes to the Consolidated Financial Statements.
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
Recently Adopted Accounting Pronouncements
Effective February 3, 2013, we adopted a new pronouncement which requires the disclosure of certain information related to items reclassified from accumulated other comprehensive loss to net income. The adoption of this guidance requires changes in presentation only and, therefore, does not have a significant impact on our consolidated financial statements.
In March 2013, a pronouncement was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The guidance requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. The pronouncement is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We elected to adopt this guidance as of February 3, 2013. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
Liquidity and Capital Resources
Cash Flows
2013 Compared to 2012
Cash provided by operations was $1.11 billion for 2013 compared to $1.22 billion for 2012. The decrease in operating cash flow from 2012 to 2013 was primarily due to a decline in net income adjusted for non-cash expenses compared with 2012.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Cash used in investing activities was $479.5 million for 2013 compared to $342.0 million for 2012, an increase of $137.5 million. The increase was primarily driven by $74.6 million of net cash used for two business acquisitions, $34.3 million of cash spent in conjunction with the termination of our joint venture arrangement in India, and a $21.7 million increase in capital expenditures compared with the prior year. The $12.7 million use of cash related to the disposal of a business primarily pertained to cash that was on-hand at PSD at the time the sale transaction was completed.
Cash used in financing activities was $1.44 billion for 2013 compared to $812.3 million for 2012, an increase of $629.8 million. The increase was primarily attributable to the repayment of the $866.9 million remaining principal balance of our 9.75% notes upon their maturity in January 2014, partly offset by a $143.4 million reduction in cash used in our share repurchase plans. In 2013, the Company paid shareholders cash dividends of $0.48 per share for a total of $312.5 million, an increase from the $0.44 per share for a total of $294.1 million paid in 2012.
2012 Compared to 2011
Cash provided by operations was $1.22 billion for 2012 compared to $1.58 billion for 2011. The decrease in operating cash flow from 2011 was primarily due to a decrease in net income adjusted for non-cash expenses in 2012, and, to as lesser extent, from changes in working capital.
Cash used in investing activities was $342.0 million for 2012 compared to $383.7 million for 2011. The $41.7 million increase in cash used in investing activities from 2011 to 2012 was primarily due to lower capital spending, driven by reductions in system-related investments and fewer new store openings.
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

We also have various other lines of credit under which we may borrow a maximum of $160.5 million, and under which we had outstanding borrowings of $100.1 million and outstanding letters of credit of $0.2 million as of February 1, 2014, leaving $60.2 million of available credit at that date.

We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Notes") from time to time. The May 2018 Revolving Credit Facility serves as a backstop to the Commercial Paper Program. Maturities of the Notes vary but may not exceed 397 days from the date of issue. In 2013, we did not borrow under our Commercial Paper Program. In 2012, we borrowed under our Commercial Paper Program to support our seasonal working capital requirements. In 2012, the weighted-average amount outstanding under the Commercial Paper Program

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

was $7.3 million, with a weighted-average interest rate of 0.4%. The maximum amount outstanding under the Commercial Paper Program during 2012 was $100.0 million. At the end of 2012 there were no outstanding borrowings under the Commercial Paper Program.
At February 1, 2014, we had approximately $1.55 billion in total cash and funds available through credit agreements, which consisted of $1.06 billion of available credit and $492.5 million of cash and cash equivalents. Of the $492.5 million in cash and cash equivalents, approximately $281 million is held in jurisdictions outside the United States. While there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States, we currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements as of February 1, 2014, nor did we utilize any during 2013.
Contractual Obligations and Commercial Commitments
A summary, as of February 1, 2014, of balances available under our credit agreements and contractual obligations is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations and Commercial Commitments (1)(2)(6)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
January 2018 Notes (5)	—	500,000	—	—	500,000	—
January 2023 Notes (5)	—	500,000	—	—	—	500,000
May 2018 Revolving Credit Facility	1,000,000	—	—	—	—	—
Other lines of credit	160,475	100,100	100,100	—	—	—
Other notes and capital leases	—	6,028	3,882	1,544	373	229
Total (5)	$1,160,475	$1,106,128	$103,982	$1,544	$500,373	$500,229
Interest expense	—	$251,875	$35,625	$71,250	$57,500	$87,500
Operating leases (3)	—	$3,607,915	$799,591	$1,263,425	$766,831	$778,068
Purchase obligations (4)	—	$564,762	$429,991	$73,427	$28,596	$32,748

(1)
As of February 1, 2014, we had gross unrecognized tax benefits of $281.0 million, of which $266.0 million, if recognized, would affect the Company's tax rate, and an additional $46.7 million for gross accrued interest and penalties (see Note J - Income Taxes in the Notes to the Consolidated Financial Statements). At this time, we are unable to make a reasonable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

(2)
The above table excludes expected future contributions to our pension and post-retirement benefit plans. See Note L - Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for details about these future contributions.

(3)
The operating lease payments reported above do not include common area maintenance or real estate taxes, which are expected to approximate 25% to 28% of the related operating lease payments. Utility costs related to leased facilities have also been excluded from this table because the payments do not represent contractual obligations until the services have been provided. Future annual minimum payments include restructuring related obligations as of February 1, 2014.

(4)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty but require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

(5)
The amounts represent the par value of our debt obligations. See Note F - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for information related to the carrying value of these obligations as of February 1, 2014.

(6)	As of February 1, 2014, Staples had open standby letters of credit totaling $105.8 million

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
January 2014 Notes:  We repaid the $866.9 million remaining principal amount of our $1.5 billion, 9.75% notes due January 2014 (the "January 2014 Notes") on their maturity date of January 15, 2014. In January and February 2013, the Company repurchased $633.1 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer.
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
See the Sources of Liquidity section for information related to our May 2018 Revolving Credit Facility and various other lines of credit, as well as our Commercial Paper Program.
There were no instances of default during 2013 under any of our debt agreements. We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our capital expenditures for at least the next twelve months.
Uses of Capital
We expect a modest increase in capital spending in 2014 compared with 2013, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures. We consider many types of acquisitions for their strategic and other benefits.
In addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.
We paid quarterly dividends of $0.12 per share on April 18, 2013, July 18, 2013, October 17, 2013 and January 16, 2014, resulting in a total dividend payment for 2013 of $312.5 million or $0.48 per share. We paid quarterly dividends of $0.11 per share on April 12, 2012, July 12, 2012, October 18, 2012 and December 12, 2012, resulting in a total dividend payment for 2011 of $294.1 million or $0.44 per share. We paid quarterly dividends of $0.10 per share on April 14, 2011, July 14, 2011, October 13, 2011 and January 12, 2012, resulting in a total dividend payment for 2011 of $277.9 million or $0.40 per share. While it is our intention to continue to pay quarterly cash dividends for 2014 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
From time to time, we repurchase our common stock pursuant to programs approved by our Board of Directors. On September 13, 2011, we announced a new repurchase program that had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In 2013, we spent $305.8 million to repurchase 20.6 million shares under the 2011 Repurchase Plan. As of February 1, 2014, we have spent a total of $937.5 million to repurchase 68.1 million shares under the 2011 Repurchase Plan, and therefore,

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

the remaining repurchase authorization was $562.5 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.
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
Interest Rate Risk
At February 1, 2014, we had variable rate debt obligations of approximately $100.1 million. While variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on February 1, 2014 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $1 million additional pre-tax charge or credit to our statement of operations. In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of February 1, 2014.
Foreign Currency Risk
We are exposed to foreign exchange risks through our business operations and investments in subsidiaries in Canada, Europe, Australia, South America and Asia. The currencies for which we have the most significant exposure to exchange rate fluctuations include the Canadian Dollar, the Euro, the British Pound Sterling, the Australian Dollar and the Chinese Renminbi.
Revenue and expense transactions in our foreign subsidiaries are primarily denominated in the respective local currencies. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Conversely, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While the matching of local currency revenues and local currency expenses provides in effect a natural hedge, such matching does not completely reduce the foreign currency exchange rate exposure. Revenues from our foreign operations accounted for approximately 30% and 31% of consolidated revenues in 2013 and 2012, respectively.
The conversion of our foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss) in stockholders' equity. In 2013 and 2012, we recorded consolidated foreign currency translation gains (losses) of approximately $(126.8) million and $36.6 million, respectively. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities will result in a transaction gain or loss. In 2013 and 2012, we recorded foreign currency transaction losses of $6.6 million and $3.1 million, respectively, which are recorded in Other income (expense), net in our consolidated statement of income.
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
In accordance with our risk management policies, we use derivative instruments on a limited basis to hedge our foreign currency exposures (see Note H - Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements). Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

offset by a corresponding decrease or increase in the fair value of the hedged underlying loans. As of February 1, 2014, we have no outstanding foreign currency derivative agreements designated as hedges.

Item 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.
We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2014

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$492,532	$1,334,302
Receivables, net	1,838,714	1,815,586
Merchandise inventories, net	2,328,299	2,314,058
Deferred income tax assets	179,566	218,899
Prepaid expenses and other current assets	400,447	346,773
Current assets of discontinued operations	—	170,819
Total current assets	5,239,558	6,200,437

Property and equipment:
Land and buildings	990,324	1,015,225
Leasehold improvements	1,306,987	1,300,258
Equipment	2,778,294	2,625,949
Furniture and fixtures	1,078,876	1,088,669
Total property and equipment	6,154,481	6,030,101
Less: Accumulated depreciation	4,283,762	4,066,926
Net property and equipment	1,870,719	1,963,175

Intangible assets, net of accumulated amortization	382,700	384,609
Goodwill	3,233,597	3,221,162
Other assets	448,302	510,622
Total assets	$11,174,876	$12,280,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,997,494	$1,896,040
Accrued expenses and other current liabilities	1,266,974	1,405,752
Debt maturing within one year	103,982	987,161
Current liabilities of discontinued operations	—	129,672
Total current liabilities	3,368,450	4,418,625

Long-term debt, net of current maturities	1,000,205	1,001,943
Other long-term obligations	665,386	723,343

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 938,722,858 and 652,860,207 shares at February 1, 2014 and 932,246,614 shares and 669,182,785 shares at February 2, 2013, respectively	563	559
Additional paid-in capital	4,866,467	4,711,113
Accumulated other comprehensive loss	(507,154)	(388,773)
Retained earnings	7,001,755	6,694,207
Less: Treasury stock at cost, 285,862,651 shares at February 1, 2014 and 263,063,829 shares at February 2, 2013	(5,229,368)	(4,888,953)
Total Staples, Inc. stockholders’ equity	6,132,263	6,128,153
Noncontrolling interests	8,572	7,941
Total stockholders’ equity	6,140,835	6,136,094
Total liabilities and stockholders’ equity	$11,174,876	$12,280,005
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Sales	$23,114,263	$24,380,510	$24,664,752
Cost of goods sold and occupancy costs	17,081,978	17,889,249	17,974,884
Gross profit	6,032,285	6,491,261	6,689,868
Operating expenses:
Selling, general and administrative	4,735,294	4,884,284	4,991,195
Impairment of goodwill and long-lived assets	—	810,996	—
Restructuring charges	64,085	207,016	—
Amortization of intangibles	55,405	78,900	64,902
Total operating expenses	4,854,784	5,981,196	5,056,097

Operating income	1,177,501	510,065	1,633,771

Other (expense) income:
Interest income	4,733	5,340	7,370
Interest expense	(119,329)	(162,477)	(173,394)
Loss on early extinguishment of debt	—	(56,958)	—
Other income (expense), net	(100)	(30,547)	(3,103)
Income from continuing operations before income taxes	1,062,805	265,423	1,464,644
Income tax expense	355,801	426,270	477,247
Income (loss) from continuing operations, including the portion attributable to the noncontrolling interests	707,004	(160,847)	987,397
Discontinued Operations:
Loss from discontinued operations, net of income taxes	(86,935)	(49,978)	(3,564)
Consolidated net income (loss)	620,069	(210,825)	983,833
Loss attributed to the noncontrolling interests	—	(119)	(823)
Income (loss) attributed to Staples, Inc.	$620,069	$(210,706)	$984,656

Amounts attributable to Staples, Inc.:
Income (loss) from continuing operations	$707,004	$(160,728)	$988,220
Loss from discontinued operations	(86,935)	(49,978)	(3,564)
Income (loss) attributed to Staples, Inc.	$620,069	$(210,706)	$984,656

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$1.08	$(0.24)	$1.42
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—
Net income (loss) attributed to Staples, Inc.	$0.95	$(0.31)	$1.42
Diluted Earnings per Common Share:
Continuing operations attributed to Staples, Inc.	$1.07	$(0.24)	$1.40
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—
Net income (loss) attributed to Staples, Inc.	$0.94	$(0.31)	$1.40

Dividends declared per common share	$0.48	$0.44	$0.40
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Consolidated net income (loss)	$620,069	$(210,825)	$983,833

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(126,795)	36,602	(191,972)
Disposal of foreign business, net	8,308	—	—
Changes in the fair value of derivatives, net	—	2,022	(1,505)
Deferred pension and other post-retirement benefit costs, net	737	(106,656)	(27,520)
Other comprehensive loss, net of tax	(117,750)	(68,032)	(220,997)

Consolidated comprehensive income (loss)	502,319	(278,857)	762,836
Comprehensive income attributed to noncontrolling interests	631	879	990
Comprehensive income (loss) attributed to Staples, Inc.	$501,688	$(279,736)	$761,846

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar and Share Amounts in Thousands)

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Balances at January 29, 2011	720,913	$545	$4,334,735	$(96,933)	$6,492,340	$(3,786,977)	$7,471	$6,951,181
Issuance of common stock for stock options exercised	3,251	2	25,887	—	—	—	—	25,889
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	6,595	4	(4)	—	—	—	—	—
Tax benefit on exercise of options	—	—	1,805	—	—	—	—	1,805
Stock-based compensation	—	—	151,822	—	—	—	—	151,822
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	3,830	2	47,975	—	—	—	—	47,977
Net income (loss) for the year	—	—	—	—	984,656	—	(823)	983,833
Common stock dividend	—	—	—	—	(277,936)	—	—	(277,936)
Foreign currency translation adjustments	—	—	—	(193,785)	—	—	1,813	(191,972)
Changes in the fair value of derivatives (net of taxes of $1.4 million)	—	—	—	(1,505)	—	—	—	(1,505)
Deferred pension and other post-retirement benefit costs (net of taxes of $0.9 million)	—	—	—	(27,520)	—	—	—	(27,520)
Repurchase of common stock	(38,846)	—	—	—	—	(629,041)	—	(629,041)
Purchase of noncontrolling interest	—	—	(8,602)	—	—	—	(1,398)	(10,000)
Other	—	—	(2,319)	—	—	—	(1)	(2,320)
Balances at January 28, 2012	695,744	$553	$4,551,299	$(319,743)	$7,199,060	$(4,416,018)	$7,062	$7,022,213

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Issuance of common stock for stock options exercised	2,008	$1	$3,670	$—	$—	$—	$—	$3,671
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	3,637	2	(2)	—	—	—	—	—
Tax benefit on exercise of options	—	—	185	—	—	—	—	185
Stock-based compensation	—	—	117,813	—	—	—	—	117,813
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	4,476	3	46,319	—	—	—	—	46,322
Net loss for the year	—	—	—	—	(210,706)	—	(119)	(210,825)
Common stock dividend	—	—	—	—	(294,147)	—	—	(294,147)
Foreign currency translation adjustments	—	—	—	35,604	—	—	998	36,602
Changes in the fair value of derivatives (net of taxes of $1.0 million)	—	—	—	2,022	—	—	—	2,022
Deferred pension and other post-retirement benefit costs (net of taxes of $35.5 million)	—	—	—	(106,656)	—	—	—	(106,656)
Repurchase of common stock	(36,681)	—	—	—	—	(472,935)	—	(472,935)
Purchase of noncontrolling interest	—	—	(7,910)	—	—	—	—	(7,910)
Other	—	—	(261)	—	—	—	—	(261)
Balances at February 2, 2013	669,183	$559	$4,711,113	$(388,773)	$6,694,207	$(4,888,953)	$7,941	$6,136,094
Issuance of common stock for stock options exercised	2,646	2	38,511	—	—	—	—	38,513
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	48	—	—	—	—	—	—	—
Net tax expense related to shortfall on exercise of stock options	—	—	(6,154)	—	—	—	—	(6,154)
Stock-based compensation	—	—	80,632	—	—	—	—	80,632
Sale of common stock under Employee Stock Purchase Plan and International Savings Plan	3,782	2	42,742	—	—	—	—	42,744
Net income for the year		—	—	—	620,069	—	—	620,069
Common stock dividend	—	—	—	—	(312,521)	—	—	(312,521)
Foreign currency translation adjustments	—	—	—	(127,426)	—	—	631	(126,795)
Disposal of a foreign business (net of taxes of $3.9 million)	—	—	—	8,308	—	—	—	8,308
Deferred pension and other post-retirement benefit costs (net of taxes of $0.3 million)	—	—	—	737	—	—	—	737
Repurchase of common stock	(22,799)	—	—	—	—	(340,415)	—	(340,415)
Purchase of noncontrolling interest	—	—	(96)	—	—	—	—	(96)
Other	—	—	(281)	—	—	—	—	(281)
Balances at February 1, 2014	652,860	$563	$4,866,467	$(507,154)	$7,001,755	$(5,229,368)	$8,572	$6,140,835
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Operating Activities:
Consolidated net income (loss)	$620,069	$(210,825)	$983,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	402,813	408,413	417,154
Amortization of intangibles	55,405	78,900	64,902
Loss on disposal of business	80,887	—	—
Impairment of goodwill and long-lived assets	—	810,996	—
Stock-based compensation	80,632	117,813	151,822
Excess tax benefits from stock-based compensation arrangements	(2,140)	(185)	(1,805)
Deferred income tax expense	104,786	112,148	6,706
Loss on early extinguishment of debt	—	56,958	—
Loss related to equity method investment	—	26,211	—
Other	(4,348)	7,208	4,452
Changes in assets and liabilities:
(Increase) decrease in receivables	(54,418)	122,628	(73,670)
(Increase) decrease in merchandise inventories	(81,130)	87,246	(82,343)
(Increase) decrease in prepaid expenses and other assets	(39,349)	(48,145)	123,660
Increase (decrease) in accounts payable	108,392	(260,263)	23,677
Decrease in accrued expenses and other liabilities	(89,615)	(111,246)	(117,389)
(Decrease) increase in other long-term obligations	(73,698)	21,331	75,476
Net cash provided by operating activities	1,108,286	1,219,188	1,576,475

Investing Activities:
Acquisition of property and equipment	(371,229)	(349,574)	(383,654)
Cash paid for termination of joint venture	(34,298)	—	—
Proceeds from the sale of property and equipment	13,350	9,500	—
Disposition of business, net	(12,736)	—	—
Acquisition of businesses, net of cash acquired	(74,632)	(1,941)	—
Net cash used in investing activities	(479,545)	(342,015)	(383,654)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	81,257	49,993	73,866
Proceeds from borrowings	37,811	1,087,843	301,843
Payments on borrowings	(910,225)	(485,554)	(820,631)
Early settlement of debt	—	(689,740)	—
Purchase of noncontrolling interest	(96)	(7,910)	(10,000)
Cash dividends paid	(312,521)	(294,147)	(277,936)
Excess tax benefits from stock-based compensation arrangements	2,140	185	1,805
Repurchase of common stock	(340,415)	(472,935)	(629,041)
Net cash used in financing activities	(1,442,049)	(812,265)	(1,360,094)
Effect of exchange rate changes on cash and cash equivalents	(19,889)	5,245	(29,835)
Net (decrease) increase in cash and cash equivalents	(833,197)	70,153	(197,108)
Cash and cash equivalents at beginning of period	1,334,302	1,264,149	1,461,257
Cash and cash equivalents at end of period	501,105	1,334,302	1,264,149
Less: Net increase in cash and cash equivalents attributed to discontinued operations	(705)	—	—
Less: Cash and cash equivalents attributed to disposal group held for sale	(7,868)	—	—
Cash and cash equivalents at the end of the period	$492,532	$1,334,302	$1,264,149
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies
Nature of Operations: Staples, Inc. and subsidiaries ("Staples" or "the Company") is a world-class provider of products and services that serve the needs of business customers and consumers. Through its leading retail, online and delivery capabilities, Staples lets customers shop however and whenever they want, whether it’s in-store, online or on mobile devices. The Company has three reportable segments: North American Stores & Online, North American Commercial, and International Operations. The North American Stores & Online segment consists of the U.S. and Canadian businesses that sell products and services through retail stores and Staples.com. The North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of business units that sell and deliver products and services directly to customers in 23 countries in Europe, Australia, South America and Asia.
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
The Company completed the sale of its European Printing Systems Division business (“PSD”) on October 5, 2013. Accordingly, PSD is being presented as a discontinued operation in the consolidated statement of income and the consolidated balance sheet for all periods presented. Unless otherwise stated, any reference to the consolidated statement of income items in the notes to the consolidated financial statements refers to results from continuing operations.
Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2013 ("2013") consisted of the 52 weeks ended February 1, 2014, fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013 and fiscal year 2011 ("2011") consisted of the 52 weeks ended January 28, 2012.
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
Receivables:  Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.38 billion at February 1, 2014 and $1.36 billion at February 2, 2013. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.
An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at February 1, 2014 and February 2, 2013 was $30.8 million and $33.5 million, respectively.
Other non-trade receivables were $489.5 million at February 1, 2014 and $485.6 million at February 2, 2013 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Amounts expected to be received from vendors that represent reimbursement for specific, incremental costs incurred by the Company related to selling a vendor's products, such as advertising, are recorded as an offset to those costs when they are recognized in the consolidated statement of income.
Inventory:  Inventory is valued at the lower of weighted-average cost or market value. The Company reserves for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions.
Accounts Payable: The Company has agreements with third parties to provide accounts payable tracking and payment services which facilitate participating suppliers' ability to finance payment obligations from the Company with designated third-party financial institutions.  Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions.  The Company has no economic interest in the sale of these receivables. The Company's obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to finance amounts under these arrangements.  The Company presents these obligations as trade accounts payable.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

    Property and Equipment:  Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; 3-10 years years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful lives of 3-7 years.  Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements. Asset retirement obligations are recognized when incurred and the related cost is amortized over the remaining useful life of the related asset.
Lease Acquisition Costs:  Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 5 to 40 years. Lease acquisition costs, net of accumulated amortization, at February 1, 2014 and February 2, 2013 were $13.8 million and $16.2 million, respectively.
Fair Value of Financial Instruments:  The Company measures the fair value of financial instruments pursuant to the guidelines of Accounting Standards Codification ("ASC") Topic 820 Fair Value Measurement (ASC 820), which establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).
Impairment of Goodwill:  The Company reviews goodwill for impairment annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its current fair value. For the annual test, the Company may perform an initial qualitative assessment for certain reporting units to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. For those reporting units for which the Company performs the two step impairment test, the Company determines fair value using discounted cash flow analysis, which requires management to make assumptions and estimates regarding industry economic factors and the future profitability of the Company's businesses. It is the Company's policy to allocate goodwill and conduct impairment testing at a reporting unit level based on its most current business plans, which reflect changes the Company anticipates in the economy and the industry. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and defines such reporting units at the operating segment level or one level below.
Impairment of Long-Lived Assets:  The Company evaluates long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured based upon the estimated undiscounted cash flows expected to be generated from the use of an asset plus any net proceeds expected to be realized upon its eventual disposition. An impairment loss is recognized if an asset's carrying value is not recoverable and if it exceeds its fair value. Staples' policy is to evaluate long-lived assets for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows or other assets and liabilities.
Exit and Disposal Activities: The Company's policy is to recognize costs associated with exit and disposal activities, including restructurings, when a liability has been incurred. Employee termination costs associated with ongoing benefit arrangements are accrued when the obligations are considered probable and can be reasonably estimated, while costs associated with one-time benefit arrangements generally are accrued when the key terms of the arrangement have been communicated to the affected employees. Costs related to ongoing lease obligations for vacant facilities are recognized once the Company has ceased using the facility, and the related liability is recorded net of estimated future sublease income. Payments made to terminate a lease agreement prior to the end of its term are typically accrued when notification is given to the landlord. For property and equipment that the Company expects to retire at the time of a facility closing, the Company first reassesses the assets' estimated remaining useful lives and evaluates whether the assets are impaired on a held for use basis, and then accelerates depreciation as warranted.
Revenue Recognition:  The Company recognizes revenue from the sale of products and services when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized for product sales at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. The Company offers its customers various coupons, discounts and rebates, which are treated as a reduction of revenue.
The Company evaluates whether it is appropriate to record the gross amount of product and service sales and related costs or the net amount earned as a commission. In making this determination, the Company considers several factors, including which party in the transaction is the primary obligor, the degree of inventory risk, which party establishes pricing, the Company's ability to select vendors, and whether it earns a fixed amount per transaction. Generally, when the Company is the party in the transaction with the primary obligation to the customer or is subject to inventory risk, revenue is recorded at the gross sale price,

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

assuming other factors corroborate that the Company is the principal party in the transaction. If the Company is not primarily obligated and does not have inventory risk, it generally records the net amount as a commission earned.

Revenue arrangements with multiple deliverables that have value on a standalone basis are divided into separate units of accounting. Revenue is allocated to each deliverable using estimated selling prices if the Company does not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. The Company recognizes revenue for each unit of accounting based on the nature of the deliverable and the revenue recognition guidance applicable to each unit.

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
Advertising:  Staples expenses the costs of producing an advertisement the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $14.3 million and $19.5 million at February 1, 2014 and February 2, 2013, respectively. The cost of communicating an advertisement is expensed when the communication occurs. Total advertising and marketing expense was $498.9 million, $533.6 million and $582.6 million for 2013, 2012 and 2011, respectively.
Stock-Based Compensation:  The Company accounts for stock-based compensation in accordance with ASC Topics 505 Equity and 718 Stock Compensation. Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using a binomial valuation model. Stock-based compensation for restricted stock and restricted stock units is measured based on the closing market price of the Company's common stock price on the date of grant, less the present value of dividends expected to be paid on the underlying shares but foregone during the vesting period. For awards with service conditions only, the Company recognizes stock-based compensation costs as expense on a straight-line basis over the requisite service period. For awards that include performance conditions, the Company recognizes compensation expense during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.
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
Foreign Currency:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in a currency other than the functional currency. Foreign currency transaction (losses) gains were $(6.6) million, $(3.1) million and $0.5 million for 2013, 2012 and 2011, respectively. These amounts are included in Other income (expense), net.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Accounting for Income Taxes:  Deferred income tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes or the expected reversal date of the deferred income tax assets and liabilities if they are not related to an asset or liability for financial reporting purposes.
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
Recently Adopted Accounting Pronouncements: Effective February 3, 2013, the Company adopted a new pronouncement which requires the disclosure of certain information related to items reclassified from accumulated other comprehensive loss to net income. The adoption of this guidance requires changes in presentation only and, therefore, does not have a significant impact on the Company's consolidated financial statements.
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

Note B — Restructuring Charges
In the third quarter of 2013, as part of the Company's continuing efforts to cut costs, the Company initiated a restructuring plan (“the 2013 Plan”) to streamline its operations and general and administrative functions. Pursuant to the 2013 Plan, certain distributed general and administrative functions are being centralized, which the Company believes will help drive additional synergies across business units. In addition, certain operational resources are being consolidated, which the Company believes will result in increased efficiencies, without negatively impacting customer service.
As a result of actions to be taken under the 2013 Plan, the Company recorded pre-tax restructuring charges of $78.3 million, including $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to the Company's International Operations segment and $15.6 million relates to the Company’s corporate headquarters and North American operations. The Company does not expect to incur material costs in future periods related to the 2013 Plan. The Company expects to substantially complete the actions required under the 2013 Plan by the first half of fiscal 2015.

The table below shows the restructuring charges recorded during 2013 and the related liability balances as of February 1, 2014 for each major type of cost associated with the 2013 Plan (in thousands):

	2013 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 2, 2013	$—	$—	$—
Charges	75,451	2,839	78,290
Cash payments	(11,396)	(307)	(11,703)
Foreign currency translations	(1,566)	—	(1,566)
Accrued restructuring balance as of February 1, 2014	$62,489	$2,532	$65,021

For the restructuring liabilities associated with the 2013 Plan, $2.1 million of the employee severance costs are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's consolidated balance sheet as of February 1, 2014. The Company expects that the payments related to the employee related liabilities will be substantially completed by early fiscal 2015.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The restructuring charges related to the 2013 Plan are presented within Restructuring charges in the Company's consolidated statements of income. The table below shows how the $78.3 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

Fiscal Year Ended
February 1, 2014
Cost of goods sold and occupancy costs	$7,680
Selling, general and administrative	70,610
Total	$78,290

In 2012, the Company initiated a strategic plan (the “2012 Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the 2012 Plan included more fully integrating the Company's retail and online offerings, restructuring its International Operations segment and improving the productivity of its stores in North America. Pursuant to the 2012 Plan, the Company took the following actions:

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

As a result of the actions taken under the 2012 Plan, during 2012 the Company recorded pre-tax restructuring charges of $207.0 million related to continuing operations. Of these amounts, approximately $177 million related to the Company's International Operations segment and $30 million related to the North American Stores & Online segment. The Company does not expect to incur material costs in future periods in connection with the 2012 Plan. The actions required under the 2012 Plan were substantially complete by the end of fiscal 2013.
    The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 plan (in thousands):

	2012 Plan
	Contractual Obligation	Employee Related	Other	Total
Accrued restructuring balance as of February 2, 2013	$102,561	$68,259	$6,445	$177,265
Cash payments	(74,001)	(41,597)	(6,086)	(121,684)
Adjustments	1,754	(12,313)	—	(10,559)
Foreign currency translations	(1,633)	(562)	(180)	(2,375)
Accrued restructuring balance as of February 1, 2014	$28,681	$13,787	$179	$42,647
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by the middle of fiscal 2014. The Company anticipates payments related to facility lease obligations will be complete by fiscal year 2024.
In the third quarter of 2013, the Company recorded a net $10.6 million adjustment to reduce the liabilities associated with the 2012 Plan. The adjustment included a $12.3 million reduction of the liability for employee-related costs, partly offset by a $1.8 million increase in the liability related to contractual obligations. These adjustments stemmed from changes in facts and circumstances during 2013. In addition, the Company recorded a $3.6 million adjustment related to other costs associated with the 2012 Plan.

For the restructuring liabilities associated with the 2012 Plan, $10.4 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities  in the Company's consolidated balance sheet as of February 1, 2014. As of February 2, 2013, $30.5 million of the contractual obligations and all of the employee-related and other obligations were included within Accrued expenses and other current liabilities, and $72.0 million of the contractual obligations were included in Other long-term obligations.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The restructuring charges related to continuing operations are presented within Restructuring charges in the Company's consolidated statements of income. The table below summarizes how the $207.0 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional department of the restructured activities (in thousands):

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

Also during 2012, the Company recorded a pre-tax charge of $20.1 million primarily for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD. These charges were reflected in Loss from discontinued operations, net of tax in the Company's consolidated statements of income. The Company completed the sale of PSD in the third quarter of 2013 (see Note D - Divestitures).

Note C — Goodwill and Long-Lived Assets

Goodwill

As described in Note A - Summary of Significant Accounting Policies, the Company reviews goodwill for impairment annually during its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

In the third quarter of 2012, the Company determined that indicators of impairment existed for the goodwill related to its Europe Retail and Europe Catalog reporting units, both of which are included in the Company's International Operations segment. These indicators included political and economic instability in Europe, declining sales and profits, a sustained decline of the Company’s stock price, and revised outlooks for its European businesses. In September 2012, management presented, and the Board of Directors approved, a strategic plan to accelerate growth across the Company and to reposition its operations and stem losses in Europe. In connection with the development of this plan, the Company analyzed each of its European businesses in light of ongoing industry trends, economic conditions, and long-term sales and profit projections. The Company's management and Board of Directors concluded a strategic shift in the business was crucial to Staples' long-term business prospects in Europe. As a result, the Company made strategic decisions and announced a plan to restructure the Company's operations in Europe (see Note B - Restructuring Charges), divest its printing systems division and more fully integrate its retail and online offerings.

The outcome of this strategic review was significant changes in the long-range financial projections for Europe Retail and Europe Catalog compared with previous projections. The revised projections reflected long-term sales declines for Europe Retail, stemming from a decision, in light of industry trends, to allocate more resources and capital to the expansion of online capabilities. The revised projections also reflected declines in the Company's European catalog business, which is projected to be replaced with the growing, but less profitable, online business.

To derive the fair value of these reporting units in step one of the impairment test, the Company used the income approach, specifically the discounted cash flow ("DCF") method. Based on the results of this first step, the Company determined that the carrying values of Europe Retail and Europe Catalog exceeded their respective fair values, and accordingly, the Company proceeded to step two of the impairment test.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

During the fourth quarters of 2012 and 2013, the Company performed its annual goodwill impairment testing, and determined that no further impairment charges were required at those times.

The changes in the carrying amounts of goodwill during fiscal 2012 and 2013 are as follows (in thousands):

	Goodwill at January 28, 2012	2012 Impairment Charges	2012 Adjustments	Foreign Exchange Fluctuations	Goodwill at February 2, 2013
North American Commercial	$1,245,034	$—	$—	$—	$1,245,034
North American Stores & Online	629,554	—	(3,103)	222	626,673
International Operations	2,107,542	(771,493)	(414)	13,820	1,349,455
Consolidated	$3,982,130	$(771,493)	$(3,517)	$14,042	$3,221,162

	Goodwill at February 2, 2013	2013 Additions	2013 Adjustments	Held for Sale	Foreign Exchange Fluctuations	Goodwill at February 1, 2014
North American Commercial	$1,245,034	$18,377	$(5,462)	$(11,163)	$—	$1,246,786
North American Stores & Online	626,673	15,945	—	—	(4,593)	638,025
International Operations	1,349,455	—	—	—	(669)	1,348,786
Consolidated	$3,221,162	$34,322	$(5,462)	$(11,163)	$(5,262)	$3,233,597
As of February 1, 2014, the Company has taken $771.5 million of accumulated goodwill impairment charges.
Long-Lived Assets
Prior to performing the goodwill impairment tests for Europe Retail and Europe Catalog in the third quarter of 2012, the Company tested long-lived assets to be held and used by these reporting units for impairment on an undiscounted cash flow basis. Based on the results of this testing, the Company recorded a $4.8 million impairment charge related to the ongoing operations of Europe Retail and determined that the long-lived assets associated with the ongoing operations of Europe Catalog were not impaired. The impairment charge primarily related to leasehold improvements at retail stores and was based on estimates of the fair values of the related assets which were derived using a DCF valuation analysis, incorporating similar assumptions and estimates as discussed above.
During 2012, the Company closed 46 retail stores in Europe and 15 retail stores in the United States and consolidated several sub-scale delivery businesses in Europe (see Note B - Restructuring Charges). As a result of these actions, the Company recorded long-lived asset impairment charges of $29.6 million and $5.1 million related to the Company's International Operations and North American Stores and Online segments, respectively, primarily relating to leasehold improvements and company-owned facilities.
See Note G - Fair Value Measurements for disclosures related to fair value measurements incorporated in the calculations of the goodwill and long-lived asset impairment charges.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives and are summarized below (in thousands):

	Weighted Average Amortization Period	February 1, 2014			February 2, 2013
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12.2 years	$686,399	$(357,239)	$329,160	$680,846	$(305,245)	$375,601
Technology	5.0 years	48,193	(862)	47,331	—	—	—
Tradenames	16.0 years	204,598	(198,389)	6,209	208,449	(199,441)	9,008
Total	11.8 years	$939,190	$(556,490)	$382,700	$889,295	$(504,686)	$384,609
Estimated future amortization expense associated with the intangible assets at February 1, 2014 is as follows (in thousands):

Fiscal Year	Total
2014	$59,767
2015	63,114
2016	61,617
2017	61,278
2018	57,694
Thereafter	79,230
$382,700

Note D — Divestitures

On October 5, 2013, the Company completed the sale of PSD, a former component of the Company's International Operations segment, which operated in five countries in Europe and focused on the sale, rental and servicing of printing machinery. The Company recognized a preliminary loss on disposal of $80.9 million in the third quarter of 2013, which was included in Loss from discontinued operations, net of income taxes in the consolidated statements of income, and which is subject to a working capital adjustment, which has not yet been finalized. The loss reflects an insignificant amount of curtailment and settlement gains and losses associated with the defined benefit pension plans related to PSD.

The following table details PSD's results of operations for 2013, 2012 and 2011, which have been reported in discontinued operations (in thousands):

	35 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	October 5, 2013	February 2, 2013	January 28, 2012
Sales	$199,224	$291,428	$357,440

Restructuring Charges	—	20,064	—

Loss from discontinued operations, before income taxes (including loss on disposal of $80.9 million in 2013)	(88,301)	(51,074)	(5,503)
Income tax benefit	(1,366)	(1,096)	(1,939)
Loss from discontinued operations, net of income taxes	$(86,935)	$(49,978)	$(3,564)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

During the fourth quarter of 2013, the Company classified certain assets and liabilities of one of its business units as a disposal group and accounted for the group as held-for-sale in the consolidated balance sheet as of February 1, 2014. The results of operations for this business unit have not been material to the Company's consolidated results of operations nor to its segment reporting, and therefore this business has not been presented as a discontinued operation in the Company's consolidated financial statements. Given the Company expects to complete the sale within one year, the Company has presented the assets and liabilities of this disposal group within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the consolidated balance sheet. The following table shows the carrying amounts of the major classes of the assets and liabilities included in the disposal group held for sale as of February 1, 2014 (in thousands):

February 1, 2014
ASSETS
Cash and cash equivalents	$7,868
Receivables, net	3,375
Merchandise inventories, net	6,123
Prepaid expenses and other current assets	1,398
Goodwill	11,163
Intangible assets, net of accumulated amortization	743
Property and equipment, net	4,058
Total assets	$34,728

LIABILITIES
Accounts payable	$815
Accrued expenses and other current liabilities	883
Other long-term obligations	50
Total liabilities	$1,748

Note E — Accrued Expenses and Other Current Liabilities
The major components of Accrued expenses and other current liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Taxes	$232,676	$288,264
Employee related	321,736	351,910
Acquisition and restructuring reserves	100,425	127,758
Advertising and marketing	109,213	97,992
Other	502,924	539,828
Total	$1,266,974	$1,405,752

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note F — Debt and Credit Agreements
The major components of the Company's outstanding debt are as follows (in thousands):

	February 1, 2014	February 2, 2013
January 2014 Notes	—	879,454
January 2018 Notes	498,919	498,635
January 2023 Notes	499,140	499,040
Other lines of credit	100,100	103,734
Capital lease obligations and other notes payable	6,028	8,241
	1,104,187	1,989,104
Less: current portion	(103,982)	(987,161)
Net long-term debt	$1,000,205	$1,001,943
Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2014	$103,982
2015	1,229
2016	315
2017	500,258
2018	115
Thereafter	500,229
$1,106,128
Unamortized discounts on January 2018 Notes and January 2023 Notes	(1,941)
$1,104,187
Future minimum lease payments under capital leases of $2.5 million are included in aggregate annual maturities shown above. Staples did not incur any new capital lease obligations in 2013 or 2012.
Interest paid by Staples totaled $128.0 million, $171.6 million and $184.5 million for 2013, 2012 and 2011, respectively. There was no interest capitalized in 2013, 2012 and 2011.
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
January 2014 Notes:  On January 15, 2009, Staples issued $1.5 billion aggregate principal amount of notes due January 15, 2014 (the "January 2014 Notes"), with a fixed interest rate of 9.75% payable semi-annually. In January 2013, the Company repurchased $632.8 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer, leaving an $867.2 million aggregate principal balance.  As a result of this tender offer, the Company incurred a pre-tax loss on early extinguishment

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

of debt of $57.0 million in 2012, which primarily included debt tender premiums and which was included within Loss on early extinguishment of debt on the consolidated statement of income. The Company also wrote off the related unamortized debt issuance costs of $1.0 million to interest expense in 2013.  The tender offer period remained open until February 4, 2013, and on February 5, 2013 the Company paid an additional $0.3 million to repurchase January 2014 Notes and incurred a related loss on early settlement of $33.7 thousand.  On January 15, 2014, the Company repaid the remaining $866.9 million balance of the January 2014 Notes in full.
October 2012 Notes:  The Company repaid the $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”) on their maturity date of October 1, 2012. Upon repayment, the Company took the actions required under the applicable guarantee fall-away provisions to cause its subsidiaries Staples the Office Superstore, LLC, Staples the Office Superstore, East Inc., Staples Contract & Commercial, Inc. and Staples the Office Superstore Limited Partnership (collectively, the “Guarantor Subsidiaries”) to be legally released from their guarantees of debt related to the January 2014 Notes, the Prior Agreement (as defined below) and the Commercial Paper Program (as defined below). The Guarantor Subsidiaries are no longer legally guaranteeing the repayment of the debt; therefore, the Guarantor Subsidiaries note included in the Company's previous financial statement filings is no longer required.
Revolving Credit Facility:  To cover seasonal fluctuations in cash flows and to support our various initiatives, the Company utilizes cash generated from operations and borrowings available under various credit facilities and a commercial paper program. On May 31, 2013, the Company entered into a new credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and other lending institutions named therein. The May 2018 Revolving Credit Facility replaced the credit agreement dated as of November 4, 2010, which provided for a maximum borrowing of $1.0 billion and was due to expire in November 2014 (the "Prior Agreement"). As of May 31, 2013, no borrowings were outstanding under the Prior Agreement, and the Company did not borrow under the May 2018 Revolving Credit Facility during 2013.
The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on our credit rating and fixed charge coverage ratio. The Company will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on its credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.
Commercial Paper Program: The Company has a commercial paper program ("Commercial Paper Program") which allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. Maturities of the Commercial Paper Notes vary but may not exceed 397 days from the date of issue. In 2012, the Company borrowed under the Commercial Paper Program to support the Company's seasonal working capital requirements, with a weighted-average amount outstanding of $7.3 million and a weighted-average interest rate of 0.4%. The maximum amount outstanding under the Commercial Paper Program during 2012 was $100.0 million, and there were no borrowing outstanding at the end of 2012. The Company did not borrow under the Commercial Paper Program during 2013.
Other Lines of Credit: The Company had $160.5 million in borrowing capacity under various other lines of credit as of February 1, 2014 with outstanding borrowings of $100.1 million and outstanding letters of credit of $0.2 million, leaving $60.2 million of available credit at that date.
There were no instances of default during 2013 under any of the Company's debt agreements.
Deferred Financing Fees
In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $3.4 million, $4.8 million and $4.2 million for 2013, 2012 and 2011, respectively. The amount for 2012 includes $1.0 million of accelerated amortization related to the early extinguishment of $632.8 million of the January 2014 Notes. At February 1, 2014, unamortized financing fees of $2.0 million were included in Prepaid expenses and other current assets and $8.4 million were included in Other assets. At February 2, 2013, unamortized financing fees of $1.3 million were included in Prepaid expenses and other current assets and $10.0 million were included in Other assets.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note G — Fair Value Measurements

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

The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note F - Debt and Credit Agreements) as of February 1, 2014 and February 2, 2013 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	February 1, 2014		February 2, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$498,919	$505,189	$498,635	$502,202
January 2023 Notes	499,140	486,947	499,040	496,369

The following table shows the Company’s assets and liabilities as of February 1, 2014 and February 2, 2013 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$37,288	$—	$—
Liabilities
Derivative liabilities	—	(4,688)	—

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$585,479	$—	$—
Liabilities
Derivative liabilities	—	(20,153)	—

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

The fair values of the assets in the Company's pension plans are described in detail in Note L - Pension and Other Post-Retirement Benefit Plans.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Note H — Derivative Instruments and Hedging Activities
From time to time, Staples uses interest rate swap agreements, foreign currency swap and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and accordingly are not speculative in nature.  The derivatives qualify for hedge accounting treatment if the derivatives have been highly effective in offsetting the underlying exposures related to the hedge.
All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item in earnings.  If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. If a derivative or a nonderivative financial instrument is designated as a hedge of the Company's net investment in a foreign subsidiary, then changes in the fair value of the financial instrument are recognized as a component of accumulated other comprehensive income (loss) to offset a portion of the change in the translated value of the net investment being hedged, until the investment is sold or liquidated. The Company formally documents all hedging relationships for all derivatives, nonderivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions.  There are no amounts excluded from the assessment of hedge effectiveness.
The Company classifies the fair value of all derivative contracts and the fair value of its hedged firm commitments as either current or long-term depending on whether the maturity date of the derivative contract is within or beyond one year from the balance sheet date. The cash flows from derivatives are classified in the Company's consolidated statement of cash flows in the same category as the item being hedged.
The table below presents the fair value of the Company's derivative financial instruments that qualify for hedge accounting as well as their classification on the consolidated balance sheet as of February 1, 2014 and February 2, 2013 (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	February 1, 2014	February 2, 2013
Liability derivatives:
Foreign currency forwards	Other long-term liabilities	$—	$(9,967)
Total		$—	$(9,967)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The tables below present pre-tax gains and losses recognized in Other Comprehensive Income ("OCI") during 2013, 2012 and 2011 related to derivative financial instruments designated as cash flow hedges or net investment hedges, as well as the amount of gains and losses reclassified into earnings during those periods (in thousands). There were no net investment or cash flow hedges outstanding during 2013.

		Gain (loss) recognized in OCI			(Loss) gain reclassified into earnings			Location of gain (loss) recognized in earnings
Derivative Type	Hedge Designation	2013	2012	2011	2013	2012	2011
Interest rate swaps	Cash flow	$—	$705	$—	$—	$—	$(300)	Interest expense
Foreign currency swaps	Cash flow	—	—	—	—	—	948	Other expense
Foreign currency swaps	Net investment	—	(505)	(2,904)	—	—	—	—
Foreign currency forward	Net investment	—	2,795	—	—	—	—	—

Interest Rate Swaps:
During 2012, Staples entered into a series of interest rate swap agreements for an aggregate notional amount of $325 million. These swaps were designated as cash flow hedges of interest rate risk, and were used to hedge the Company's exposure to the variability in future cash flows associated with the forecasted issuances of the January 2018 Notes and the January 2023 Notes (see Note F - Debt and Credit Agreements). Upon issuance of these notes in January 2013, the Company terminated these swaps, realizing a gain of $1.3 million. Of this amount, $0.7 million is being amortized to interest expense over the terms of the January 2018 Notes and January 2023 Notes and $0.6 million was recognized as a gain in Other income (expense), net in the consolidated statement of income in 2012 due to ineffectiveness associated with these cash flow hedges.
In March 2010, Staples entered into interest rate swaps for an aggregate notional amount of $750 million. These swaps were designated as a fair value hedge and designed to convert half of the aggregate principal amount of the January 2014 Notes into a variable rate obligation.  In September 2011, the Company terminated the $750 million interest rate swaps, realizing a gain of $30.3 million which was recorded as an adjustment to the carrying value of the debt and was amortized to interest expense over the remaining term of the hedged portion of the January 2014 Notes.
In connection with Staples’ acquisition of Corporate Express, the Company assumed interest rate swaps designed to convert Corporate Express’ variable rate credit facilities into fixed rate obligations. On May 5, 2011, the Company repaid the outstanding balance on these variable rate credit facilities and terminated the related interest rate swap agreements. As a result of the termination of these interest rate swap agreements, the Company recognized a loss of $0.3 million in Other income (expense), net in the consolidated statement of income in 2011.

Foreign Currency Swaps and Forwards:
In August 2007, the Company entered into a series of foreign currency swaps with an aggregate notional amount of $300 million that had been designated as a foreign currency hedge on Staples’ net investment in Canadian dollar denominated subsidiaries. In 2012, the Company terminated these swaps, recognizing a loss of $14.9 million which was recorded as a foreign currency translation loss within other comprehensive income. No amounts were included in the consolidated statements of income related to ineffectiveness associated with this net investment hedge.
In May 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a cash flow hedge. No amounts were included in the consolidated statement of income related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in August 2011, Staples paid 76.4 million Australian dollars and recognized a gain of $0.9 million.

In August 2011, the Company entered into a foreign currency swap designed to convert a 75 million intercompany loan denominated in Australian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 6.65%. The agreement was accounted for as a fair value hedge. No amounts were included in the consolidated statement of income related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in October 2011, Staples paid AUD 76.4 million and recognized a loss of $4.1 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In October 2011, the Company entered into a foreign currency swap designed to convert a 118.3 million intercompany loan denominated in Canadian dollars into a fixed U.S. dollar amount. The intercompany loan had a fixed interest rate of 1.8%. The agreement was accounted for as a fair value hedge. No amounts were included in the consolidated statement of income related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in December 2011, Staples paid $112.1 million and recognized a gain of $2.2 million.
Also in October 2011, the Company entered into a foreign currency swap designed to convert a 79.5 million intercompany loan denominated in Canadian dollars into a fixed Euro amount. The intercompany loan had a fixed interest rate of 1.32%. The agreement was accounted for as a fair value hedge. No amounts were included in the consolidated statement of income related to ineffectiveness associated with this cash flow hedge. Upon maturity of the agreement in December 2011, Staples paid 79.5 million Canadian dollars and recognized a loss of $2.1 million.
In December 2011, the Company entered into a foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, had collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of $24.2 million which was recorded within Other income (expense), net. In 2013, the Company settled the remaining 250 million Canadian dollars of notional amount relating to this forward, realizing a loss of $4.2 million, which was recorded within Other income (expense), net. During 2013, 2012 and 2011, unrealized gains (losses) of $5.8 million, $12.2 million and $(22.0) million, respectively, were recognized in Other income (expense), net related to the outstanding portion of this fair value hedge.  No amounts were included in the consolidated statements of income related to ineffectiveness associated with this fair value hedge. At February 2, 2013, the outstanding portion of the foreign currency forward had a fair value loss of $10.0 million  which was included in other long-term obligations.
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
Note I — Commitments and Contingencies
Staples leases certain retail and support facilities under long-term non-cancelable lease agreements. Most lease agreements contain renewal options and rent escalation clauses and, in some cases, allow termination within a certain number of years with notice and a fixed payment. Certain agreements provide for contingent rental payments based on sales.
Other long-term obligations at February 1, 2014 include $94.9 million relating to future rent escalation clauses and lease incentives under certain existing operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail, distribution, fulfillment and support facilities (including restructured facilities and lease commitments for two retail stores not yet opened at February 1, 2014) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2014	$799,591
2015	690,828
2016	572,597
2017	450,745
2018	316,086
Thereafter	778,068
$3,607,915
Future minimum lease commitments exclude the impact of $43.0 million of minimum rentals due under non-cancelable subleases.
Rent expense was $801.4 million, $838.9 million and $839.6 million for 2013, 2012 and 2011, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of February 1, 2014, Staples had contractual purchase obligations that are not reflected in the Company's consolidated balance sheets totaling $564.8 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment and, accordingly, the Company has excluded such commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Expected payments related to such purchase obligations are as follows (in thousands):

Fiscal Year:	Total
2014	$429,991
2015	42,516
2016	30,911
2018	16,852
2019	11,744
Thereafter	32,748
$564,762
Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of February 1, 2014, Staples had open standby letters of credit totaling $105.8 million.
Legal Proceedings
From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated.  However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves.  The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of February 1, 2014 would have a material adverse effect on its business, results of operations or financial condition.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J — Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities, including those related to discontinued operations, are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred income tax assets:
Deferred rent	$34,953	$39,410
Foreign tax credit carryforwards	6,775	66,422
Net operating loss carryforwards	333,920	335,604
Capital loss carryforwards	18,231	20,388
Employee benefits	124,356	134,959
Bad debts	16,356	15,978
Inventory	39,111	33,598
Insurance	36,312	38,588
Deferred revenue	16,143	52,025
Depreciation	56,768	29,652
Financing	30,629	31,220
Accrued expenses	18,505	21,475
Other—net	18,408	50,852
Total deferred income tax assets	750,467	870,171
Total valuation allowance	(414,258)	(410,128)
Net deferred income tax assets	$336,209	$460,043
Deferred income tax liabilities:
Intangibles	$(142,772)	$(124,951)
Other—net	(2,048)	(3,125)
Total deferred income tax liabilities	(144,820)	(128,076)
Net deferred income tax assets	$191,389	$331,967
The deferred tax asset from tax loss carryforwards of $333.9 million represents approximately $1.30 billion of net operating loss carryforwards, $658.2 million of which are subject to expiration beginning in 2014. The remainder has an indefinite carryforward period. The deferred tax asset from foreign tax credit carryforwards of $6.8 million is subject to expiration beginning in 2018. The valuation allowance increased by $4.1 million during 2013, primarily due to the establishment of valuation allowances in certain foreign jurisdictions and current year operating losses generated in foreign jurisdictions that the Company has determined are not more-likely-than-not realizable, partially offset by a decrease in the the valuation allowance associated with the expiration of net operating loss carryforwards against which a valuation allowance had been maintained.
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2013	2012	2011
Pretax income (loss):
United States	$881,204	$1,027,547	$1,009,978
Foreign	181,601	(762,124)	454,666
Income from continuing operations before income taxes	$1,062,805	$265,423	$1,464,644

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes related to continuing operations consists of the following (in thousands):

	2013	2012	2011
Current tax expense:
Federal	$192,875	$240,230	$253,078
State	36,818	43,661	59,877
Foreign	21,322	30,231	159,872
Deferred tax expense (benefit):
Federal	72,721	77,824	75,233
State	5,551	5,837	(4,666)
Foreign	26,514	28,487	(66,147)
Total income tax expense	$355,801	$426,270	$477,247
See Note D - Divestitures for the losses from discontinued operations before income taxes and related income taxes reported in 2013, 2012 and 2011. All pre-tax income presented in discontinued operations is related to foreign operations.
A reconciliation of the federal statutory tax rate to Staples' effective tax rate on income from continuing operations is as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	2.6	12.1	2.6
Effect of foreign taxes	(7.8)	(3.3)	(5.1)
Tax credits	(0.4)	(0.8)	(0.5)
Italian tax refund (previously deemed uncollectible)	—	—	(1.4)
Goodwill impairment	—	82.5	—
Change in valuation allowance	3.8	37.1	0.5
Other	0.3	(2.0)	1.5
Effective tax rate	33.5%	160.6%	32.6%
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
Income tax payments were $265.9 million, $402.9 million and $308.9 million during 2013, 2012 and 2011, respectively.
Income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries presented in continuing operations of approximately $604 million because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.
Uncertain Tax Positions
At February 1, 2014, the Company had $281.0 million of gross unrecognized tax benefits, of which $266.0 million, if recognized, would affect the Company's tax rate. At February 2, 2013, the Company had $254.7 million of gross unrecognized tax benefits, of which $242.9 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2014.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following summarizes the activity related to the Company's unrecognized tax benefits, including those related to discontinued operations (in thousands):

	2013	2012	2011
Balance at beginning of fiscal year	$254,724	$250,397	$254,167
Additions for tax positions related to current year	28,390	39,989	48,032
Additions for tax positions of prior years	4,350	11,058	15,361
Reduction for statute of limitations expiration	(6,240)	(30,116)	(13,441)
Settlements	(265)	(16,604)	(53,722)
Balance at end of fiscal year	$280,959	$254,724	$250,397
Staples is subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. All material state, local and foreign income tax matters for years through 2002 have been substantially concluded.
Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest and penalties related to income tax matters of $9.1 million, $7.2 million and $2.6 million in 2013, 2012 and 2011, respectively. The Company had $46.7 million and $37.7 million accrued for gross interest and penalties as of February 1, 2014 and February 2, 2013, respectively.
Note K — Equity Based Employee Benefit Plans
Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized approximately $80.6 million, $117.8 million and $151.8 million of compensation expense for 2013, 2012 and 2011, respectively. The total income tax benefit related to stock-based compensation was $22.7 million, $36.0 million, $46.3 million for 2013, 2012 and 2011, respectively. As of February 1, 2014, Staples had $88.3 million of unamortized stock compensation expense associated with its equity-based plans, which will be expensed over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. U.S. and International associates may purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During 2013, 2012 and 2011 the Company issued 3.8 million, 4.5 million, and 3.8 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.
Stock Award Plan
Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and nonqualified stock options to associates.  Shares issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Nonqualified stock options cannot be exercised until they vest.  For stock awards with service conditions only, vesting occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are recognized on a straight line basis over the applicable vesting period. For awards that include performance conditions, the Company recognizes compensation expense during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Performance Shares
The Company changed its executive compensation program for fiscal year 2013 by replacing annual grants of time-based stock options and restricted stock awards with stock-based awards now consisting exclusively of performance shares. The Company has entered into long-term performance share agreements with certain executives relating to fiscal years 2013, 2014 and 2015. Vesting will be based on performance in each fiscal year, not cumulative performance, with metrics established at the beginning of each year. Payout may range from 25% to 200% of target, depending on actual performance. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause. The tranche relating to 2013 comprises 0.5 million shares at target with a grant-date fair value of $6.9 million. Vesting for the 2013 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2013. For fiscal year 2013, 56% of the target shares were earned based on the extent to which the objectives were achieved.
Stock Options
Information with respect to stock options granted under the above plans is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at February 2, 2013	41,747,699	$19.83
Granted	—	—
Exercised	(2,645,940)	13.21
Canceled	(1,214,730)	15.63
Expired	(1,634,507)	22.01
Outstanding at February 1, 2014	36,252,522	$20.35	4.19	$1,001
Exercisable at February 1, 2014	31,935,266	$21.04	3.73	$248
Vested or expected to vest at February 1, 2014	35,809,380	$20.41	4.16	$964

(1)	The intrinsic value of the nonqualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.
The total intrinsic value of options exercised during 2013, 2012 and 2011 were $5.5 million, $5.2 million and $14.6 million, respectively.
The weighted-average fair values of options granted (for 2012 and 2011) and employee stock purchase plan shares purchased during 2013, 2012 and 2011 were $3.16, $2.97 and $3.58, respectively.
The fair value of each award is estimated on the date of grant using a binomial valuation model. The binomial model takes into account variables such as volatility, dividend yield rate, risk free interest rate, the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.
The fair values of options granted in 2012 and 2011 were estimated at the date of grant using the following weighted-average assumptions (no options were granted in 2013):

	2012	2011
Risk free interest rate	1.0%	2.1%
Expected dividend yield	1.7%	1.4%
Expected stock volatility	30%	28%
Expected life of options	5.6 years	5.5 years
The risk free interest rate was based on the implied yield curve for zero coupon U.S. Treasury securities over the expected term of the options. The expected dividend yield was calculated as the average of the dividend yields for each period the Company paid a dividend. The expected stock volatility factor was calculated using an average of historical and implied volatility measures to reflect the different periods in the Company's history that would impact the value of the stock options granted to employees. The expected life of options was calculated using the simplified assumption that all outstanding options will be exercised at the

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

midpoint of the vesting date (if unvested) or the valuation date (if vested) and the full contractual term, which the Company believes to yield a reasonable approximation of the expected term of the options. The fair value of stock options is expensed over the applicable vesting period using the straight line method.
Restricted Shares
The following table summarizes the Company's grants of Restricted Shares in 2013 (amounts exclude unvested performance shares):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at February 2, 2013	14,549,213	$15.54
Granted	3,961,377	15.60
Vested	(6,102,874)	17.28
Canceled	(2,233,284)	14.89
Nonvested at February 1, 2014	10,174,432	$14.66

The total market value of Restricted Shares vested during 2013, 2012 and 2011 was $96.2 million, $71.4 million and $73.3 million, respectively.
Shares Available for Issuance
At February 1, 2014, 52.9 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.
Note L — Pension and Other Post-Retirement Benefit Plans
The company sponsors pension plans that cover certain employees in Europe and the United States. The benefits due to U.S. plan participants are frozen. A number of the defined benefit plans outside the U.S. are funded with plan assets that have been segregated in trusts. Contributions are made to these trusts, as necessary, to meet legal and other requirements.
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
Unless otherwise noted, the information contained in this note includes both continuing and discontinued operations. The following table presents a summary of the total projected benefit obligation for the pension plans, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at February 1, 2014 and February 2, 2013 (in thousands):

	February 1, 2014			February 2, 2013
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$(954,826)	$1,042,370	$87,544	$(968,196)	$1,054,904	$86,708
Total Overfunded Plans	$(954,826)	$1,042,370	$87,544	$(968,196)	$1,054,904	$86,708
Underfunded Plans:
U.S. Plans	$(38,183)	$33,379	$(4,804)	$(40,661)	$32,273	$(8,388)
International Plans	(121,275)	98,776	(22,499)	(155,116)	110,654	(44,462)
Total Underfunded Plans	$(159,458)	$132,155	$(27,303)	$(195,777)	$142,927	$(52,850)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following tables present a summary of the total net cost recorded in the consolidated statement of income for the pension and post-retirement life insurance benefit plans for 2013, 2012 and 2011 (in thousands):

	2013
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$16,142	$16,142	$1,999
Interest cost	1,687	33,479	35,166	2,007
Expected return on plan assets	(1,924)	(61,571)	(63,495)	—
Amortization of unrecognized losses and prior service costs	378	11,668	12,046	2,432
Total cost (benefit)	$141	$(282)	$(141)	$6,438

	2012
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$11,579	$11,579	$2,282
Interest cost	1,772	38,156	39,928	1,811
Expected return on plan assets	(1,750)	(55,418)	(57,168)	—
Amortization of unrecognized losses and prior service costs	331	1,276	1,607	2,135
Total cost (benefit)	$353	$(4,407)	$(4,054)	$6,228

	2011
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$9,987	$9,987	$1,765
Interest cost	1,864	42,934	44,798	1,479
Expected return on plan assets	(1,686)	(58,903)	(60,589)	—
Amortization of unrecognized losses and prior service costs	—	1,461	1,461	1,716
Total cost (benefit)	$178	$(4,521)	$(4,343)	$4,960

The total net cost disclosed above for 2013, 2012 and 2011 associated with the pension plans reflects the total for both continuing and discontinued operations. The following table presents the net periodic cost recorded in the consolidated statement of comprehensive income for 2013, 2012 and 2011 related to discontinued operations pension plans only (in thousands):

	Discontinued Operations
	Pension Plans
	35 Weeks Ended October 5, 2013	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Service cost	$4,299	$2,487	$3,521
Interest cost	2,141	1,940	2,236
Expected return on plan assets	(2,279)	(1,836)	(2,430)
Amortization of unrecognized losses and prior service costs	354	95	126
Total cost	$4,515	$2,686	$3,453

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in benefit obligations during 2012 and 2013 (in thousands):

	Pension Plans			Post-retirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at January 28, 2012	$38,618	$915,790	$954,408	$37,298
Service cost	—	11,579	11,579	2,282
Interest cost	1,772	38,156	39,928	1,811
Plan participants' contributions	—	1,183	1,183	—
Actuarial losses	1,903	165,236	167,139	5,220
Benefits paid	(1,632)	(54,815)	(56,447)	(562)
Currency translation adjustments	—	46,183	46,183	—
Projected benefit obligation at February 2, 2013	$40,661	$1,123,312	$1,163,973	$46,049
Service cost	—	16,142	16,142	1,999
Interest cost	1,687	33,479	35,166	2,007
Plan participants' contributions	—	1,041	1,041	—
Actuarial (gains) losses	(2,458)	675	(1,783)	(8,544)
Benefits paid	(1,707)	(55,765)	(57,472)	(2,783)
Divestiture	—	(35,069)	(35,069)	—
Currency translation adjustments	—	(7,714)	(7,714)	—
Projected benefit obligation at February 1, 2014	$38,183	$1,076,101	$1,114,284	$38,728
The accumulated benefit obligation for the U.S. Plans and International Plans at February 1, 2014 was $38.2 million and $1.06 billion, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at February 2, 2013 was $40.7 million and $1.10 billion, respectively. The accumulated benefit obligation for the post-retirement benefit obligation was $38.7 million and $46.0 million at February 1, 2014 and February 2, 2013, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2012 and 2013 (in thousands):

	U.S. Plans	International Plans	Total
Fair value of plan assets at January 28, 2012	$29,640	$1,064,669	$1,094,309
Actual return on plan assets	3,301	92,975	96,276
Employer's contributions	1,295	14,048	15,343
Plan participants' contributions	—	1,183	1,183
Benefits paid	(1,632)	(54,815)	(56,447)
Other	—	2,819	2,819
Amortization of unrecognized losses	(331)	(1,276)	(1,607)
Currency translation adjustments		45,955	45,955
Fair value of plan assets at February 2, 2013	$32,273	$1,165,558	$1,197,831
Actual return on plan assets	2,451	44,619	47,070
Employer's contributions	740	14,701	15,441
Plan participants' contributions	—	1,041	1,041
Benefits paid	(1,707)	(55,765)	(57,472)
Other	—	3,677	3,677
Divestiture	—	(14,116)	(14,116)
Amortization of unrecognized losses	(378)	(11,668)	(12,046)
Currency translation adjustments	—	(6,901)	(6,901)
Fair value of plan assets at February 1, 2014	$33,379	$1,141,146	$1,174,525
The funded status for the U.S. Plans and International Pension Plans at February 1, 2014 was $4.8 million underfunded and $65.0 million overfunded, respectively. The funded status for the U.S. Plans and International Pension Plans at February 2, 2013 was $8.4 million underfunded and $42.2 million overfunded, respectively.
Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	February 1, 2014
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$87,544	$87,544	$—
Current liability from discontinued operations	—	—	—	—
Accrued benefit liability (included in other long-term obligations)	(4,804)	(22,499)	(27,303)	(38,729)
Accumulated other comprehensive loss	5,383	223,378	228,761	22,989
Net amount recognized	$579	$288,423	$289,002	$(15,740)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	February 2, 2013
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$86,708	$86,708	$—
Current liability from discontinued operations	—	(10,915)	(10,915)	—
Accrued benefit liability (included in other long-term obligations)	(8,388)	(33,547)	(41,935)	(46,049)
Accumulated other comprehensive loss	7,990	222,175	230,165	33,895
Net amount recognized	$(398)	$264,421	$264,023	$(12,154)
Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension and post-retirement costs at February 1, 2014 and February 2, 2013 are comprised of actuarial losses and prior service costs.
The amount of accumulated other comprehensive loss expected to be recognized as components of net periodic pension and post-retirement benefit costs during 2014 is approximately $9.8 million and $1.8 million, respectively.
There were no significant amendments to any of the Company's defined benefit pension plans or the post-retirement life insurance benefit plan in 2013 or 2012 that would have had a material effect on the consolidated statement of income in these periods.
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
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and post-retirement benefit plans for 2013, 2012 and 2011:

	2013
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.3%	3.0%	5.4%
Expected return on plan assets	6.0%	5.4%	—%
Rate of compensation increase	—%	2.1%	2.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.8%	2.9%	5.4%
Rate of compensation increase	—%	2.0%	2.0%
Rate of pension increase	—%	1.1%	—%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2012
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.7%	4.4%	4.9%
Expected return on plan assets	6.0%	5.4%	—%
Rate of compensation increase	—%	2.1%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.3%	3.0%	4.4%
Rate of compensation increase	—%	2.0%	2.5%
Rate of pension increase	—%	1.1%	—%

	2011
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	5.7%	4.8%	4.9%
Expected return on plan assets	7.0%	6.4%	—%
Rate of compensation increase	—%	2.2%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.7%	4.3%	4.9%
Rate of compensation increase	—%	2.1%	3.0%
Rate of pension increase	—%	1.1%	—%
The following table shows the effect on pension obligations at February 1, 2014 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(0.25)%	No change	0.25%
Change in rate of compensation increase:
(0.25)%	$35,776	$(1,573)	$(36,730)
No change	37,387	—	(35,188)
0.25%	39,272	1,646	(33,763)
Change in rate of pension increase:
(0.25)%	$5,205	$(30,516)	$(64,161)
No change	37,387	—	(35,188)
0.25%	71,530	32,162	(4,869)
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
The Company's pension plans' actual and target asset allocations at February 1, 2014 and February 2, 2013 are as follows:

	February 1, 2014
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	43%	27%	27%	40%	25%	26%
Debt securities	54%	62%	62%	60%	62%	61%
Real estate	3%	7%	7%	—%	7%	7%
Cash	—%	2%	2%	—%	—%	—%
Other	—%	2%	2%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%

	February 2, 2013
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	38%	27%	27%	40%	25%	26%
Debt securities	54%	57%	57%	60%	61%	60%
Real estate	8%	7%	7%	—%	7%	7%
Cash	—%	4%	4%	—%	—%	—%
Other	—%	5%	5%	—%	7%	7%
Total	100%	100%	100%	100%	100%	100%
No pension plan assets are expected to be returned to the Company during 2014.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Information on Fair Value of Plan Assets
The fair values of the Company's pension plan assets at February 1, 2014 and February 2, 2013 by asset category are as follows (in thousands):

	February 1, 2014
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$14,451	$14,451	$—	$—	$304,902	$220,149	$61,131	$23,622
Debt securities (2)	17,785	8,900	—	8,885	707,082	484,888	216,087	6,107
Real estate (3)	1,131	1,131	—	—	80,604	77,803	2,801	—
Cash	12	12	—	—	25,939	15,120	10,819	—
Other (4)	—	—	—	—	22,619	2,760	(785)	20,644
Total	$33,379	$24,494	$—	$8,885	$1,141,146	$800,720	$290,053	$50,373

	February 2, 2013
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$12,283	$12,283	$—	$—	$313,213	$291,260	$—	$21,953
Debt securities (2)	17,460	7,742	—	9,718	660,775	534,212	119,576	6,987
Real estate (3)	2,438	2,438	—	—	82,217	79,021	3,196	—
Cash	92	92	—	—	52,112	27,970	24,142	—
Other (4)	—	—	—	—	57,241	12,523	22,617	22,101
Total	$32,273	$22,555	$—	$9,718	$1,165,558	$944,986	$169,531	$51,041

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

(4)
This category includes commodities of approximately $(1.3) million and $22.8 million and non-separated investments with insurance companies of approximately $2.6 million and $12.4 million for the years ended February 1, 2014 and February 2, 2013 respectively. Commodities are valued using the net asset value method in which an average of the market prices for the underlying investments is used; the insurance contracts are based on discounted future cash flows.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

	U.S. Plans	International Plans
Balance at February 2, 2013	$9,718	$51,041
Actual return on plan assets still held at the reporting date	(833)	(1,675)
Translation adjustments	—	1,007
Balance at February 1, 2014	$8,885	$50,373
Expected Benefit Payments and Contributions
The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2014	$1,858	$52,315	$54,173
2015	1,921	51,501	53,422
2016	2,027	51,120	53,147
2017	2,183	51,222	53,405
2018	2,257	50,972	53,229
2019-2023	12,818	247,946	260,764
These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at February 1, 2014 and include benefits attributable to estimated future compensation increases for the pension plans.
The 2014 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.
The following table presents, based on current assumptions, the Company's expected contributions for the next five years and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2014	$1,095	$11,620	$12,715
2015	1,285	11,665	12,950
2016	1,504	11,655	13,159
2017	863	11,964	12,827
2018	356	12,260	12,616
2019-2023	850	60,766	61,616
There are no expected benefit payments and contributions associated with the other post-retirement benefit plans.
Employees' 401(k) Savings Plan and Other Defined Contribution Plans
Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Contributions by the Company to the 401(k) Plan are made in cash and vest ratably over a five year period. The Company's Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in many respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a matching formula and vesting period similar to the 401(k) Plan.
The expense associated with the Company's match for the Staples 401(k) Savings Plan and for contributions related to certain foreign defined contribution plans for 2013, 2012 and 2011 was $40.7 million, $40.9 million and $41.2 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - Accumulated Other Comprehensive Loss

Amounts included in accumulated other comprehensive loss related to the Company's cash flow hedges and minimum pension and other post-retirement liabilities are recorded net of the related income tax effects. The following table details the changes in accumulated other comprehensive loss for 2013, 2012 and 2011 (in thousands):

	Foreign Currency Translation Adjustment	Derivative instruments	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 29, 2011	$33,468	$(517)	$(129,884)	$(96,933)
Foreign currency translation adjustment	(193,785)	—	—	(193,785)
Changes in fair value of derivatives (net of taxes of $1.4 million)	—	(897)	—	(897)
Deferred pension and other post-retirement benefit costs (net of taxes of $2.0 million)	—	—	(29,617)	(29,617)
Reclassification adjustments:
Realized gain on derivatives (net of taxes of $40 thousand)	—	(608)	—	(608)
Amortization of deferred benefit costs (net of taxes of $1.1 million)	—	—	2,097	2,097
Balance at January 28, 2012	$(160,317)	$(2,022)	$(157,404)	$(319,743)
Foreign currency translation adjustment	35,604	—	—	35,604
Changes in fair value of derivatives (net of taxes of $1.0 million)	—	2,022	—	2,022
Deferred pension and other post-retirement benefit costs (net of taxes of $36.4 million)	—	—	(109,464)	(109,464)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0.9 million)	—	—	2,808	2,808
Balance at February 2, 2013	$(124,713)	$—	$(264,060)	$(388,773)
Foreign currency translation adjustment	(127,426)	—	—	(127,426)
Curtailment of pension plans (net of taxes of $3.9 million)	—	—	11,573	11,573
Deferred pension and other post-retirement benefit costs (net of taxes of $4.4 million)	—	—	(9,036)	(9,036)
Reclassification adjustments:
Release of cumulative translation adjustments ("CTA") to earnings upon disposal of a foreign business	(3,265)	—	—	(3,265)
Amortization of deferred benefit costs (net of taxes of $4.7 million)	—	—	9,773	9,773
Balance at February 1, 2014	$(255,404)	$—	$(251,750)	$(507,154)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table details the line items in the consolidated statements of income affected by the reclassification of deferred benefit costs, realized gains on derivatives and CTA from AOCL during 2013, 2012 and 2011 (in thousands):

	Amount reclassified from AOCL
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Selling, general and administrative	$14,478	$3,742	$3,177
Other income (expense), net	—	—	648
Income before tax	(14,478)	(3,742)	(2,529)
Income tax benefit	(4,705)	(934)	(1,040)
Income (loss) from continuing operations	(9,773)	(2,808)	(1,489)
Loss from discontinued operations	3,265	—	—
Net income	$(6,508)	$(2,808)	$(1,489)

Note N — Share Repurchase Plans
In 2007, the Company's Board of Directors approved a share repurchase program which went into effect in the second quarter of 2007 (the "2007 Repurchase Plan"), allowing for the repurchase of $1.5 billion of Staples' common stock. Under the 2007 Repurchase Plan, a total of $1.28 billion was used to repurchase shares and $218.4 million was remaining when the plan was terminated and replaced by a new program in September 2011.
On September 13, 2011, the Company announced a new repurchase program that had been approved by the Board of Directors in September 2011 (the "2011 Repurchase Plan"). Under the 2011 Repurchase Plan, the Company is authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The program has no expiration date and may be suspended or discontinued at any time. Under the 2011 Repurchase Plan, a total of $937.5 million has been spent to repurchase 68.1 million shares as of February 1, 2014, and therefore the remaining repurchase authorization was $562.5 million as of that date.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O — Computation of Earnings per Common Share
The computation of basic and diluted earnings per share for 2013, 2012 and 2011 is as follows (in thousands, except per share data):

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Numerator:
Income (loss) from continuing operations	$707,004	$(160,728)	$988,220
Loss from discontinued operations	(86,935)	(49,978)	(3,564)
Income (loss) attributed to Staples, Inc.	$620,069	$(210,706)	$984,656

Denominator:
Weighted-average common shares outstanding	651,931	669,479	694,986
Effect of dilutive securities:
Employee stock options and restricted shares	6,511	—	9,033
Weighted-average common shares outstanding assuming dilution	658,442	669,479	704,019

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$1.08	$(0.24)	$1.42
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—
Net income (loss) attributed to Staples, Inc.	$0.95	$(0.31)	$1.42

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$1.07	$(0.24)	$1.40
Discontinued operations attributed to Staples, Inc.	(0.13)	(0.07)	—
Net income (loss) attributed to Staples, Inc.	$0.94	$(0.31)	$1.40
For 2013 and 2011, approximately 35.7 million and 41.3 million, respectively, potentially dilutive equity instruments were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For 2012, approximately 58.6 million potentially dilutive equity instruments were excluded from the calculation of diluted earnings per share as the Company recorded a net loss for that period.
Note P — Segment Reporting
Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. North American Stores and Online sells products and services to customers in the United States and Canada. North American Commercial consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of businesses that sell and deliver products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia.
Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A - Summary of Significant Accounting Policies.
Staples' North American Stores & Online and North American Commercial segments are managed separately because the way they sell and market products is different and the classes of customers they service are different. The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following is a summary of sales, business unit income, and significant accounts and balances by reportable segment (in thousands):

	2013	2012	2011
Sales:
North American Stores & Online	$11,103,160	$11,827,906	$11,741,998
North American Commercial	8,041,613	8,108,402	7,974,860
International Operations	3,969,490	4,444,202	4,947,894
Total segment sales	$23,114,263	$24,380,510	$24,664,752
Business Unit Income (Loss):
North American Stores & Online	$733,465	$987,025	$1,021,442
North American Commercial	603,972	680,011	660,822
International Operations	(15,219)	(21,146)	103,329
Total business unit income	$1,322,218	$1,645,890	$1,785,593
Depreciation & Amortization:
North American Stores & Online	$225,506	$222,381	$225,019
North American Commercial	123,625	123,890	124,692
International Operations	109,087	141,042	132,345
Total depreciation & amortization	$458,218	$487,313	$482,056
Capital Expenditures:
North American Stores & Online	$211,581	$197,025	$193,958
North American Commercial	106,533	94,976	106,989
International Operations	53,115	57,573	82,707
Total capital expenditures	$371,229	$349,574	$383,654
The following is a reconciliation of total business unit income to consolidated income before income taxes (in thousands):

	2013	2012	2011
Total business unit income	$1,322,218	$1,645,890	$1,785,593
Stock-based compensation	(80,632)	(117,813)	(151,822)
Impairment of goodwill and long-lived assets	—	(810,996)	—
Restructuring costs	(64,085)	(207,016)	—
Interest and other expense, net	(114,696)	(244,642)	(169,127)
Income from continuing operations before income taxes	$1,062,805	$265,423	$1,464,644
The following table shows the Company's assets by reportable segment (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Assets:
North American Stores & Online	$3,704,907	$4,240,597	$4,037,508
North American Commercial	3,951,973	4,124,246	4,001,207
International Operations	3,517,996	3,744,343	5,220,421
Total segment assets	11,174,876	12,109,186	13,259,136
European Printing Systems Division	—	170,819	171,486
Total consolidated assets	$11,174,876	$12,280,005	$13,430,622

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the Company's sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Core office supplies	27.5%	28.1%	29.4%
Ink and toner	20.2%	19.7%	19.5%
Business technology	15.2%	16.6%	18.0%
Paper	9.0%	9.0%	9.0%
Facilities and breakroom	8.7%	7.4%	6.5%
Computers and mobility	6.9%	6.9%	6.8%
Services	6.9%	6.7%	5.7%
Office furniture	5.6%	5.6%	5.1%
	100.0%	100.0%	100.0%
Geographic Information:

	2013	2012	2011
Sales:
United States	$16,211,640	$16,783,592	$16,643,255
Canada	2,933,133	3,152,716	3,073,603
International	3,969,490	4,444,202	4,947,894
Total consolidated sales	$23,114,263	$24,380,510	$24,664,752

	February 1, 2014	February 2, 2013	January 28, 2012
Long-lived Assets:
United States	$1,236,841	$1,248,732	$1,293,378
Canada	192,467	226,417	232,071
International	441,411	488,026	554,912
Total consolidated long-lived assets	$1,870,719	$1,963,175	$2,080,361
Note Q — Subsequent Events
The performance of the Company’s retail stores has consistently fallen short of management’s expectations over the past few years, and the Company continues to see customer demand shifting to online channels.  As a result of these trends, on March 4, 2014 the Company’s Board of Directors approved the closure of up to 225 retail stores in North America by the end of fiscal year 2015.  The Company expects that these closures will improve the performance of its retail portfolio, as the Company increases its focus on growing its online businesses.

As part of the Company’s continuing efforts to transform its business, on March 4, 2014 the Board of Directors also approved the initiation of a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company expects the savings to come from supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  The Company plans to reinvest some of the savings in its strategic initiatives.

In connection with these plans the Company expects to incur material charges related to lease obligations, severance costs, long-lived asset impairments, inventory write-downs, and other associated costs.  As of the date these financial statements were filed, the Company was in the process of developing the detailed elements of these plans, and as such it did not yet have reliable estimates of the costs that will be incurred, nor did it yet have specifics regarding the courses of action to be undertaken.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note R — Quarter Summary (Unaudited)
The following table summarizes quarterly information for 2013 and 2012 (in thousands, except for per share data):

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Fiscal Year Ended February 1, 2014
Sales	$5,814,571	$5,314,724	$6,111,695	$5,873,273
Gross profit	1,511,010	1,359,496	1,654,726	1,507,053

Consolidated net income	169,927	102,531	135,228	212,383

Amounts attributed to Staples, Inc.:
Income from continuing operations	$170,421	$104,115	$220,085	$212,383
Loss from discontinued operations	(494)	(1,584)	(84,857)	—
Income attributed to Staples, Inc.	$169,927	$102,531	$135,228	$212,383

Basic earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.26	$0.16	$0.34	$0.33
Discontinued operations attributed to Staples, Inc.	—	—	(0.13)	—
Income attributed to Staples, Inc.	$0.26	$0.16	$0.21	$0.33

Diluted earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.26	$0.16	$0.34	$0.33
Discontinued operations attributed to Staples, Inc.	—	—	(0.13)	—
Income attributed to Staples, Inc.	$0.26	$0.16	$0.21	$0.33

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)(4)
Fiscal Year Ended February 2, 2013
Sales	$6,025,421	$5,433,969	$6,353,140	$6,567,980
Gross profit	1,600,583	1,419,415	1,751,854	1,719,409

Consolidated net income (loss)	187,013	120,395	(596,291)	78,058

Amounts attributed to Staples, Inc.:
Income (loss) from continuing operations	$192,873	$125,142	$(568,693)	$89,950
Loss from discontinued operations	(5,814)	(4,713)	(27,559)	(11,892)
Income (loss) attributed to Staples, Inc.	$187,059	$120,429	$(596,252)	$78,058

Basic earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.28	$0.19	$(0.85)	$0.14
Discontinued operations attributed to Staples, Inc.	(0.01)	(0.01)	(0.04)	(0.02)
Income (loss) attributed to Staples, Inc.	$0.27	$0.18	$(0.89)	$0.12

Diluted earnings per common share (5):
Continuing operations attributed to Staples, Inc.	$0.28	$0.19	$(0.85)	$0.14
Discontinued operations attributed to Staples, Inc.	(0.01)	(0.01)	(0.04)	(0.02)
Income (loss) attributed to Staples, Inc.	$0.27	$0.18	$(0.89)	$0.12

(1)
Income from continuing operations for this period includes a $64.1 million restructuring charge (see Note B - Restructuring Charges). Loss from discontinued operations, net of income taxes includes a loss on disposal of $80.9 million (see Note D - Divestitures).

(2)
Income from continuing operations for this period includes an $811.0 million charge for impairment of goodwill and long-lived assets (see Note C - Goodwill and Long-Lived Assets), a $30.4 million restructuring charge (see Note B - Restructuring Charges) and $15.6 million of accelerated tradename amortization related to rebranding the Company's business in Australia.

(3)
Income from continuing operations for this period includes a $176.6 million restructuring charge (see Note B - Restructuring Charges), $4.5 million of accelerated tradename amortization related to rebranding the Company's business in Australia, a $57.0 million loss on early extinguishment of debt and a $26.2 million charge related to the termination of the Company's joint venture arrangement in India.

(4)	The Company's fourth quarter of fiscal 2012 includes 14 weeks of operating results, while other quarterly periods presented include 13 weeks.

(5)	The sum of the quarterly earnings per common share may not tie to the year-to-date earnings per common share due to rounding.

(9) Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying account information related to operations is as follows (in thousands):
Accounts Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments (1)	Balance at End of Period
Fiscal year ended:
January 28, 2012	55,348	23,622	33,008	45,962
February 2, 2013	45,962	34,167	46,584	33,545
February 1, 2014	33,545	23,292	26,015	30,822

(1) Amount for fiscal year 2012 includes $14.7 million relating to the Company's European Printing Systems Division business which was reclassified to Current assets of discontinued operations in 2012.

EXHIBIT INDEX

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amendment to Restated Certificate of Incorporation, dated June 4, 2012. Filed as Exhibit 3.1 to the Company's Form 8-K filed on June 8, 2012.
3.3^	Amended and Restated By-laws of the Company, dated June 4, 2012. Filed as Exhibit 3.2 to the Company's Form 8-K filed on June 8, 2012.
4.1^	Indenture, dated January 15, 2009, by and among the Company and HSBC Bank USA, National Association. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.
4.2^	Form of 2.750% Senior Note due 2018. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 13, 2013.
4.3^	Form of 4.375% Senior Note due 2023. Filed as Exhibit 4.2 to the Company's Form 8-K filed on January 13, 2013.
10.1^
Credit Agreement, dated May 31, 2013, by and among Staples, Inc., Bank of America, N.A., and the other lenders named therein, Bank of America, N.A., as administrative agent for the lenders, as the lender of Swing Line Loans, and as an Issuing Bank, Barclays Bank PLC and HSBC Bank USA, National Association, as co-syndication agents for the Lenders and as Issuing Banks, and Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as co-documentation agents for the lenders. (Including schedules and exhibits). Filed as Exhibit 10.1 to the Company's Form 8-K filed June 4, 2013.

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

10.5^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended November 1, 2008.
10.6*^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 30, 2010.
10.7*+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.8*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2011.

D-1

Exhibit No.	Description
10.9*+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.10*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 3, 2013.
10.11*^	Form of Special Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 31, 2010.
10.12*^	1997 United Kingdom Company Share Option Scheme. Filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended January 31, 1998.
10.13*^	1997 UK Savings Related Share Option Scheme. Filed as Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended February 1, 2003.
10.14*^	2012 Employee Stock Purchase Plan. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.15*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended November 2, 2013.
10.16*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.17*^	Second Amended and Restated Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 4, 2013.
10.18*^	Amended and Restated Executive Officer Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 8, 2012.
10.19*^	Form of Proprietary Interest Protection Agreement. Filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended November 2, 2013.
10.20*^	Form of Non-Compete and Non-Solicitation Agreement. Filed as Exhibit Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.21*^	Form of Proprietary and Confidential Information Agreement. Filed as Exhibit Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.22*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended January 31, 2009.
10.23*^	Form of Outside Directorship Agreement. Filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.24*^
Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 29, 2006.

10.25*^
Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended January 31, 2009.

10.26*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.27*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.28*^	Executive Life Insurance Plans Summary of Provisions. Filed as Exhibit 10.42 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.29*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2010.
10.30*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.31*^	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.32*^	Tax Services Reimbursement. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 29, 2011.

D-2

Exhibit No.	Description
12.1+	Ratio of Earnings to Fixed Charges.
14.1^	Code of Ethics. Filed as Exhibit 14.1 to the Company's 10-Q for the quarter ended on May 4, 2013.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
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