Form 10-Q
period 2014-05-03
STAPLES INC
filed 2014-05-20
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 3, 2014
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

The registrant had 646,619,307 shares of common stock outstanding as of May 16, 2014.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
May 3, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$792,901	$492,532
Receivables, net	1,849,060	1,838,714
Merchandise inventories, net	2,336,369	2,328,299
Deferred income tax assets	189,399	179,566
Prepaid expenses and other current assets	362,566	400,447
Total current assets	5,530,295	5,239,558

Property and equipment:
Land and buildings	998,833	990,324
Leasehold improvements	1,331,524	1,306,987
Equipment	2,804,406	2,778,294
Furniture and fixtures	1,084,092	1,078,876
Total property and equipment	6,218,855	6,154,481
Less: Accumulated depreciation	4,393,132	4,283,762
Net property and equipment	1,825,723	1,870,719

Intangible assets, net of accumulated amortization	370,361	382,700
Goodwill	3,253,893	3,233,597
Other assets	463,188	448,302
Total assets	$11,443,460	$11,174,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,088,482	$1,997,494
Accrued expenses and other current liabilities	1,294,995	1,266,974
Debt maturing within one year	182,272	103,982
Total current liabilities	3,565,749	3,368,450

Long-term debt, net of current maturities	1,016,897	1,000,205
Other long-term obligations	689,680	665,386

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 938,557,606 and 647,010,562 shares at May 3, 2014 and 938,722,858 shares and 652,860,207 shares at February 1, 2014, respectively	563	563
Additional paid-in capital	4,876,757	4,866,467
Accumulated other comprehensive loss	(435,538)	(507,154)
Retained earnings	7,020,914	7,001,755
Less: Treasury stock at cost, 291,547,044 shares at May 3, 2014 and 285,862,651 shares at February 1, 2014	(5,299,857)	(5,229,368)
Total Staples, Inc. stockholders’ equity	6,162,839	6,132,263
Noncontrolling interests	8,295	8,572
Total stockholders’ equity	6,171,134	6,140,835
Total liabilities and stockholders’ equity	$11,443,460	$11,174,876

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Sales	$5,654,259	$5,814,571
Cost of goods sold and occupancy costs	4,243,965	4,303,561
Gross profit	1,410,294	1,511,010
Operating expenses:
Selling, general and administrative	1,223,147	1,212,540
Impairment of long-lived assets	21,808	—
Restructuring charges	13,475	—
Amortization of intangibles	14,889	13,383
Total operating expenses	1,273,319	1,225,923

Gain on sale of businesses, net	21,805	—

Operating income	158,780	285,087

Other income (expense):
Interest income	749	1,735
Interest expense	(12,324)	(30,972)
Other income (expense), net	947	(3,375)
Income from continuing operations before income taxes	148,152	252,475
Income tax expense	51,942	82,054
Income from continuing operations	96,210	170,421
Discontinued Operations:
Loss from discontinued operations, net of income taxes	—	(494)
Net income	$96,210	$169,927

Basic Earnings Per Common Share:
Continuing operations	$0.15	$0.26
Discontinued operations	—	—
Net income	$0.15	$0.26
Diluted Earnings Per Common Share:
Continuing operations	$0.15	$0.26
Discontinued operations	—	—
Net income	$0.15	$0.26

Dividends declared per common share	$0.12	$0.12

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended
	May 3, 2014	May 4, 2013
Comprehensive income from consolidated operations	$167,549	$75,811
Comprehensive (loss) income attributed to noncontrolling interests	(277)	96
Comprehensive income attributed to Staples, Inc.	$167,826	$75,715
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Operating Activities:
Consolidated net income	$96,210	$169,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,323	100,558
Amortization of intangibles	14,889	13,383
Gain on sale of businesses, net	(21,805)	—
Impairment of long-lived assets	21,808	—
Inventory write-downs related to restructuring activities	10,554	—
Stock-based compensation	20,620	26,367
Excess tax benefits from stock-based compensation arrangements	(76)	(90)
Deferred income tax (benefit) expense	(7,233)	7,636
Other	4,437	(1,621)
Changes in assets and liabilities:
Decrease in receivables	12,125	43,085
Increase in merchandise inventories	(431)	(103,531)
Increase in prepaid expenses and other assets	(21,574)	(21,085)
Increase in accounts payable	76,391	173,555
Increase (decrease) in accrued expenses and other liabilities	29,229	(59,880)
Increase (decrease) in other long-term obligations	22,384	(735)
Net cash provided by operating activities	359,851	347,569

Investing Activities:
Acquisition of property and equipment	(48,003)	(41,096)
Proceeds from sale of businesses, net	50,191	—
Cash paid for termination of joint venture	—	(34,298)
Net cash provided (used) in investing activities	2,188	(75,394)

Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	75,000	—
Proceeds from the exercise of stock options	—	4,732
Proceeds from borrowings	7,030	8,171
Payments on borrowings and capital lease obligations	(8,232)	(25,094)
Purchase of noncontrolling interest	—	(89)
Cash dividends paid	(77,051)	(78,756)
Excess tax benefits from stock-based compensation arrangements	76	90
Repurchase of common stock	(70,489)	(66,892)
Net cash used in financing activities	(73,666)	(157,838)
Effect of exchange rate changes on cash and cash equivalents	4,128	(12,011)
Net increase in cash and cash equivalents	292,501	102,326
Cash and cash equivalents at beginning of period	492,532	1,334,302
Cash and cash equivalents at end of period	785,033	1,436,628
Less: Change in cash and cash equivalents attributed to discontinued operations	—	(1,175)
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	7,868	—
Cash and cash equivalents at the end of the period	$792,901	$1,435,453
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 weeks ended May 3, 2014 (also referred to as the “first quarter of 2014") and the period covering the 13 weeks ended May 4, 2013 (also referred to as the “first quarter of 2013”).
The Company's former European Printing Systems Division business ("PSD") was presented as a discontinued operation in the condensed consolidated statement of comprehensive income during the first quarter of 2013. The Company completed the sale of PSD on October 5, 2013. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements for that period refers to results from continuing operations.

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 ("Annual Report").

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

In April 2014, a pronouncement was issued that changes the requirements for reporting discontinued operations. The new pronouncement stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The guidance will apply to components of the Company that are disposed or classified as held for sale after the effective date. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements in the first quarter of 2014.

Note C — Restructuring Charges
2014 Restructuring Plan
The performance of the Company’s North American retail stores has fallen short of management’s expectations over the past few years, and the Company continues to see customer demand shifting to online channels, which has led the Company to increase its focus on growing its online businesses.  As a result, in March 2014 the Company announced that its Board of Directors (the “Board”) had approved the closure of up to 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). The Company expects that these closures will improve the overall performance of its retail portfolio. In the first quarter of 2014, the Company approved the closure of 112 specific retail stores, which includes 16 stores that were closed in the first quarter and the planned closure of 80 stores in the second quarter of 2014 and 16 stores in the second half of 2014 and fiscal 2015. The Company expects to close approximately 140 stores in total in 2014.
In addition, as part of the Company’s continuing efforts to transform its business, the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company expects the savings to come from global supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  The Company plans to reinvest some of the savings in its strategic initiatives. The actions to be taken related to this cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As a result of actions taken under the 2014 Plan, the Company recorded pre-tax charges of $43.0 million in the first quarter of 2014. These charges primarily relate to the 112 retail store closures approved by management in the first quarter of 2014. The table below provides a summary of the charges recorded in the first quarter of 2014 for each major type of cost associated with the 2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred globally during the remainder of 2014 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred	Estimated Costs to be incurred
	First quarter of 2014	Second quarter of 2014	Second half of 2014
Employee related costs	$7.8	$10 - $15	$25 - $45
Lease obligations	—	80 - 110	45 - 80
Other associated costs	2.9	5 - 10	5 - 10
Total restructuring charges	10.6	$95 - $135	$75 - $135
Impairment of long-lived assets	21.8	5 - 10	10 - 15
Inventory write-downs related to restructuring activities	10.6	5 - 10	5 - 10
Total charges	$43.0	$105 - $155	$90 - $160

North American Stores & Online	$34.5	$90 - $130	$25 - $50
North American Commercial	8.5	10 - 20	35 - 60
International Operations	—	Less than 5	30 - 50
Total charges	$43.0	$105 - $155	$90 - $160

The Company's estimates of future charges could change as the Company's plans evolve and become finalized. The actual amount of charges recognized during the remainder of 2014 will depend on which specific additional retail stores are approved for closure during the remainder of the fiscal year, as well as the timing of such closures. The actual amount of charges recognized during the remainder of 2014 will also depend on the nature and timing of the specific actions to be taken related to the $500 million costs savings plan. At this time the Company cannot reliably estimate the costs to be incurred in fiscal 2015 related to the 2014 Plan, given the degree of uncertainty related to the timing and nature of the specific actions to be taken next year.

See Note D - Impairment of Long-Lived Assets for additional information related to the $21.8 million of fixed asset impairment charges recorded during the first quarter of 2014. The $10.6 million of inventory write-downs recognized in the first quarter of 2014 primarily relate to the rationalization of certain SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, as well as the retail store closures in the first and second quarters of 2014. The inventory write-downs recognized in the first quarter of 2014 are included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

The table below shows the restructuring charges recorded during the first quarter of 2014 and the related liability balances as of May 3, 2014 for each major type of cost associated with the 2014 Plan (in thousands):

	2014 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$—	$—	$—
Charges	7,793	2,855	10,648
Cash payments	(1,204)	(1,884)	(3,088)
Accrued restructuring balance as of May 3, 2014	$6,589	$971	$7,560

Of the $10.6 million of restructuring charges incurred in the first quarter of 2014 related to the 2014 Plan, approximately $8.8 million relates to North American Stores and Online and $1.9 million relates to North American Commercial. All of the

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

restructuring liabilities related to the 2014 Plan are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of May 3, 2014. The Company expects that the payments related to these liabilities will be substantially completed by the end of 2014.

The $10.6 million of restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. If the Company had recorded the expenses within the functional departments of the restructured activities, the charges would have been presented in Selling, general and administrative expenses.

2013 Restructuring Plan
In the third quarter of 2013, as part of the Company's continuing efforts to cut costs, the Company initiated a restructuring plan (the "2013 Plan”) to streamline its operations and general and administrative functions. Pursuant to the 2013 Plan, certain distributed general and administrative functions are being centralized, which the Company believes will help drive additional synergies across business units. In addition, certain operational resources are being consolidated, which the Company believes will result in increased efficiencies, without negatively impacting customer service.
As a result of actions initiated under the 2013 Plan, the Company recorded pre-tax restructuring charges of $78.3 million, including $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million related to the Company's International Operations segment and $15.6 million related to the Company’s corporate headquarters and North American operations. The Company does not expect to incur material costs in future periods related to the 2013 Plan. The Company expects to substantially complete the actions required under the 2013 Plan by the first half of fiscal 2015.

During the first quarter of 2014, the Company recorded adjustments to increase the employee-related liability associated with the 2013 Plan by $5.5 million and to decrease the liability for other associated costs by $1.2 million. The adjustment to the employee-related liability stemmed from changes in estimates regarding the number of headcount reductions and the amount of severance benefits per associate primarily related to the closure of a distribution center in Europe and the Company's restructuring of its European marketing and merchandising organizations. The adjustment to the liability for other associated costs resulted from changes in estimates related to professional fees incurred in connection with the 2013 Plan.

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2013 Plan (in thousands):

	2013 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$62,489	$2,532	$65,021
Cash payments	(3,848)	(319)	(4,167)
Adjustments	5,477	(1,243)	4,234
Foreign currency translations	1,336	58	1,394
Accrued restructuring balance as of May 3, 2014	$65,454	$1,028	$66,482

For the restructuring liabilities associated with the 2013 Plan, $3.7 million of the employee severance costs are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of May 3, 2014. The Company expects that the payments related to the employee related liabilities will be substantially completed by the middle of fiscal 2015.

2012 Restructuring Plan
In 2012, the Company initiated a strategic plan (the “2012 Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Elements of the 2012 Plan included more fully integrating the Company's retail and online offerings, restructuring its International Operations segment and improving the productivity of its stores in North America. Pursuant to the 2012 Plan, the Company took the following actions:

▪	closed 46 retail stores in Europe and accelerated the closure of 15 retail stores in the United States;

▪	closed and consolidated certain sub-scale delivery businesses in Europe;

▪	disposed of PSD;

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

▪	reorganized certain general and administrative functions in Europe; and

▪	rebranded its business in Australia from the Corporate Express tradename to the Staples tradename.

As a result of the actions taken under the 2012 Plan, during 2012 the Company recorded pre-tax restructuring charges of $207.0 million related to continuing operations. Of this amount, approximately $177 million related to the Company's International Operations segment and $30 million related to the North American Stores & Online segment. The Company does not expect to incur material costs in the future in connection with the 2012 Plan. The actions required under the 2012 Plan were substantially complete by the end of fiscal 2013.
The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 Plan (in thousands):

	2012 Plan
	Contractual Obligation	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$28,681	$13,787	$179	$42,647
Cash payments	(2,267)	(2,790)	—	(5,057)
Adjustments	(428)	(800)	(179)	(1,407)
Foreign currency translations	338	983	—	1,321
Accrued restructuring balance as of May 3, 2014	$26,324	$11,180	$—	$37,504
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by the middle of fiscal 2014. The Company anticipates that payments related to facility lease obligations will be complete by fiscal year 2024.

For the restructuring liabilities associated with the 2012 Plan, $10.4 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities  in the Company's condensed consolidated balance sheet as of May 3, 2014.

Note D — Impairment of Long-Lived Assets

In the first quarter of 2014, the Company approved the closure of 112 retail stores pursuant to its plan to close up to 225 retail stores in North America by the end of 2015 (see Note C - Restructuring Charges). As a result, in the first quarter of 2014 the Company recorded long-lived asset impairment charges of $21.8 million, primarily relating to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to the Company's North American Stores & Online segment.

These charges were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures.” The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any. The Company determined that the fair value of the impaired assets was not material.
Note E — Divestitures

During the fourth quarter of 2013, the Company classified certain assets and liabilities of its Smilemakers, Inc. business unit as a disposal group and accounted for the group as held-for-sale in the consolidated balance sheet as of February 1, 2014. On May 2, 2014, the Company completed the sale of this business unit, recognizing a gain of $23.4 million that is subject to a working capital adjustment which has not been finalized. The results of operations for Smilemakers, Inc. had not been material to the Company's consolidated results of operations nor to its segment reporting, and therefore this business has not been presented as a discontinued operation in the Company's consolidated financial statements. Smilemakers, Inc. was a component of the Company's North American Commercial segment.

The Company also completed the sale of another small business unit in the first quarter of 2014, recognizing a $1.6 million loss on disposal.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On October 5, 2013, the Company completed the sale of PSD, recognizing a preliminary loss on disposal of $80.9 million in the third quarter of 2013 that is subject to the impact of a working capital adjustment to the purchase price. The amount of the working capital adjustment is currently in dispute between the parties to the transaction. The parties are pursuing dispute resolution procedures to attempt to resolve the issue.

Note F — Income Taxes

During the first quarter of 2014, the Company repatriated $127.3 million of cash held by a foreign subsidiary.  As a result, during the first quarter of 2014 the Company recorded income tax expense of $11.2 million related to taxable income generated in the U.S. stemming from this repatriation.  For the undistributed earnings remaining in the Company’s foreign subsidiaries after the repatriation that have not been previously taxed in the U.S., the Company’s intention remains to indefinitely reinvest those funds outside of the U.S., and accordingly deferred taxes have not been provided for these funds. The determination of the amounts of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

The Company’s income tax returns are routinely examined by federal, state and foreign tax authorities. During the next twelve months, it is reasonably possible that unrecognized tax benefits will be reduced by up to $70 million, either because the tax positions are sustained on examination or because the period of examination lapses. The Company is focused on resolving tax audits as expeditiously as possible.

Note G — Fair Value Measurements

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The carrying value of the Company's capital lease obligations approximates the fair value.

  The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note H - Debt and Credit Agreements) as of May 3, 2014 and February 1, 2014 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	May 3, 2014		February 1, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	498,988	503,185	498,919	505,189
January 2023 Notes	499,164	496,012	499,140	486,947

The following table shows the Company’s assets and liabilities as of May 3, 2014 and February 1, 2014 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	May 3, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$50,656	$—	$—
Derivative assets	—	541	—

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$37,288	$—	$—
Liabilities
Derivative liabilities	—	(4,688)	—

     The derivative assets and liabilities shown in the tables above include both derivatives which are designated as hedges pursuant to the guidelines of ASC 815, "Derivatives and Hedging" (see Note I - Derivatives Instruments and Hedging Activities) as well as derivatives which are not designated as hedges.

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

Note H — Debt and Credit Agreements

On May 31, 2013, the Company entered into a new credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and other lending institutions named therein. The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on the Company's credit rating and fixed charge coverage ratio. The Company will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on our credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.

The Company has a commercial paper program ("Commercial Paper Program") that allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. The Company typically uses proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During the first quarter of 2014, the Company borrowed under the Commercial Paper Program to support its seasonal working capital requirements. As of May 3, 2014, $75.0 million of Commercial Paper Notes were outstanding, with a weighted average remaining maturity of three days and a weighted average interest rate of 0.3%. The maximum amount outstanding under the Commercial Paper Program during the first quarter of 2014 was $150 million.

The Company has various other lines of credit under which it may borrow a maximum of $160.5 million. At May 3, 2014, the Company had outstanding borrowings of $100.2 million and outstanding letters of credit of $0.2 million related to these lines of credit, leaving $60.1 million of available credit at that date.

The major components of the Company’s outstanding debt as of May 3, 2014 and February 1, 2014 are as follows (in thousands):

	May 3, 2014	February 1, 2014
January 2018 Notes	498,988	498,919
January 2023 Notes	499,164	499,140
Commercial Paper	75,000	—
Other lines of credit	100,239	100,100
Capital lease obligations and other notes payable	25,778	6,028
	1,199,169	1,104,187
Less: current portion	(182,272)	(103,982)
Net long-term debt	$1,016,897	$1,000,205

The Company entered into $21.8 million of new capital lease obligations in the first quarter of 2014.

Note I — Derivatives Instruments and Hedging Activities

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

There were no net investment or cash flow hedges outstanding during the first quarter of 2013 or 2014.

Foreign Currency Forwards and Swaps:

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, had collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of $24.2 million, which was recorded within Other income (expense), net. In 2013, the Company settled the remaining 250 million Canadian dollars of notional amount relating to this forward, realizing a loss of $4.2 million which was recorded within Other income (expense), net. During the first quarter of 2013, a gain of $2.0 million was recognized in Other expense related to the outstanding portions of this fair value hedge. No amounts were included in the condensed consolidated statement of comprehensive income related to ineffectiveness associated with this fair value hedge.

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

The Company also sponsors an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment.

The total net cost recognized for the first quarter of 2014 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the first quarter of 2014 and 2013 related to the plans (in thousands):

	13 Weeks Ended May 3, 2014
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,451	$3,451	$445
Interest cost	454	9,933	10,387	447
Expected return on plan assets	(484)	(16,508)	(16,992)	—
Amortization of unrecognized losses and prior service costs	4	3,631	3,635	608
Total (cost) benefit	$(26)	$507	$481	$1,500

	13 Weeks Ended May 4, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,927	$3,927	$798
Interest cost	410	7,749	8,159	633
Expected return on plan assets	(468)	(15,100)	(15,568)	—
Amortization of unrecognized losses and prior service costs	155	3,304	3,459	534
Total cost (benefit)	$97	$(120)	$(23)	$1,965

Note K — Stockholders' Equity

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during the first quarter of 2014 and 2013 related solely to foreign currency translation adjustments.

During the first quarter of 2014, the Company issued 26,909 shares upon the vesting of restricted stock units and had 219,803 restricted shares released from restrictions upon the satisfaction of vesting conditions. There were no shares issued pursuant to the exercise of stock options during the first quarter of 2014.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first quarter of 2014 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 1, 2014	$(255,404)	$(251,750)	$(507,154)
Foreign currency translation adjustment	69,769	—	69,769
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses	(1,335)	—	(1,335)
Amortization of deferred benefit costs (net of taxes of $1.1 million)	—	3,182	3,182
Balance at May 3, 2014	$(186,970)	$(248,568)	$(435,538)

The following table details the line items in the condensed consolidated statements of comprehensive income affected by reclassification adjustments during the first quarter of 2014 and 2013 (in thousands):

	Amount reclassified from AOCL
	13 Weeks Ended
	May 3, 2014	May 4, 2013
Selling, general and administrative	$4,243	$3,993
Gain on sale of businesses, net	(1,335)	—
Income before tax	(2,908)	(3,993)
Income tax benefit	(1,061)	(1,298)
Net income	$(1,847)	$(2,695)

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2014 and 2013 is as follows (in thousands, except per share data):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Numerator:
Income from continuing operations	$96,210	$170,421
Loss from discontinued operations	—	(494)
Net income	96,210	169,927

Denominator:
Weighted-average common shares outstanding	643,492	655,970
Effect of dilutive securities:
Employee stock options and restricted shares	5,700	8,114
Weighted-average common shares outstanding assuming dilution	649,192	664,084

Basic Earnings Per Common Share:
Continuing operations	$0.15	$0.26
Discontinued operations	—	—
Net income	$0.15	$0.26

Diluted Earnings Per Common Share:
Continuing operations	$0.15	$0.26
Discontinued operations	—	—
Net income	$0.15	$0.26

For the first quarter of 2014 and 2013, approximately 33.4 million and 39.1 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

Beginning in the first quarter of 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, including restructurings. In the first quarter of 2014, business unit income for North America Stores & Online and North American Commercial excludes $3.9 million and $6.6 million, respectively, of inventory write-downs related to restructuring activities. The Company did not recognize any accelerated depreciation or amortization related to an exit or disposal activity in the first quarter of 2014. In the first quarter of 2013, the Company did not recognize any inventory write-downs nor any accelerated depreciation or amortization related to exit and disposal activities.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the first quarter of 2014 and 2013 (in thousands):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	Sales
North American Stores & Online	$2,633,823	$2,768,377
North American Commercial	2,056,329	2,043,018
International Operations	964,107	1,003,176
Total segment sales	$5,654,259	$5,814,571

	Business Unit Income (Loss)
North American Stores & Online	$92,699	$172,319
North American Commercial	135,705	149,892
International Operations	(24,972)	(10,757)
Business unit income	203,432	311,454
Stock-based compensation	(20,620)	(26,367)
Impairment of long-lived assets	(21,808)	—
Restructuring charges	(13,475)	—
Inventory write-downs related to restructuring activities	(10,554)	—
Gain on sale of businesses, net	21,805	—
Interest and other expense, net	(10,628)	(32,612)
Income from continuing operations before income taxes	$148,152	$252,475

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative, although not all forward-looking statements include such words.  Forward-looking statements are based on a series of expectations, estimates and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our first quarter of 2014 results, as compared to the results for the first quarter of 2013, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.65 billion in sales, a decrease of 2.8%;

•	North American Stores & Online sales decreased 4.9% and business unit income rate decreased to 3.5% from 6.2%;

•	North American Commercial sales increased 0.7% and business unit income rate decreased to 6.6% from 7.3%;

•	International Operations sales decreased 3.9% and business unit loss rate was (2.6)% compared to (1.1)%;

•
Income from continuing operations for the first quarter of 2014 was $96.2 million compared with $170.4 million for the first quarter of 2013. Non-GAAP income from continuing operations was $114.5 million for the first quarter of 2014; and

•
Earnings per diluted share from continuing operations was $0.15 in the first quarter of 2014 compared to $0.26 in the first quarter of 2013. Non-GAAP earnings per diluted share from continuing operations was $0.18 in the first quarter of 2014.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the second quarter of 2014, we expect sales to decrease versus the second quarter of 2013. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.09 to $0.14 for the second quarter of 2014. This guidance excludes any potential impact on earnings per share related to 2014 global restructuring and other related activities.

We expect to record pre-tax charges in the range of $105 million to $155 million in the second quarter of 2014 for restructuring and other related activities (see 2014 Restructuring Plan below). For the full year, we expect total pre-tax restructuring and other related charges in the range of approximately $240 million to $360 million.

For the full year, we expect to generate more than $600 million of free cash flow, which assumes a modest increase in capital spending compared with 2013. Our free cash flow guidance reflects a use of cash in 2014 in the range of $60 million to $100 million associated with our 2014 restructuring and other related activities.

2014 Restructuring Plan

In March 2014, we announced that our Board of Directors (the “Board”) had approved the closure of up to 225 retail stores in North America by the end of fiscal year 2015. We expect that these closures will improve the overall performance of our retail portfolio. In the first quarter of 2014, management approved the closure of 112 specific retail stores, which includes 16 stores that were closed in the first quarter and the planned closure of 80 stores in the second quarter of 2014 and 16 stores in the second half of 2014 and fiscal 2015. We expect to close approximately 140 stores in total in 2014.

In addition, as part of our continuing efforts to transform our business, in March 2014 we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. We expect the savings to come from global supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  We plan to reinvest some of the savings in our strategic initiatives. The actions to be taken related to this cost savings plan, together with the actions to be taken related to the store closure plan, are collectively referred to as the "2014 Restructuring Plan."

The table below provides a summary of the charges recorded in the first quarter of 2014 for each major type of cost associated with the 2014 Restructuring Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during the remainder of 2014 in connection with these initiatives. The table also summarizes the costs incurred and expected to be incurred by reportable segment. We expect to complete the actions related to these plans by the end of 2015.

	2014 Restructuring Plan (amounts in millions)
	Actual costs incurred	Estimated Costs to be incurred
	First quarter of 2014	Second quarter of 2014	Second half of 2014
Employee related costs	$7.8	$10 - $15	$25 - $45
Lease obligations	—	80 - 110	45 - 80
Other associated costs	2.9	5 - 10	5 - 10
Total restructuring charges	$10.6	$95 - $135	$75 - $135

Impairment of long-lived assets	21.8	5 - 10	10 - 15
Inventory write-downs related to restructuring activities	10.6	5 - 10	5 - 10
Total charges	$43.0	$105 - $155	$90 - $160

North American Stores & Online	$34.5	$90 - $130	$25 - $50
North American Commercial	8.5	10 - 20	35 - 60
International Operations	—	Less than 5	30 - 50
Total charges	$43.0	$105 - $155	$90 - $160

Our estimates of future charges could change as our plans evolve and become finalized. The actual amount of charges recognized during the remainder of 2014 will depend on which specific additional retail stores are approved for closure during the remainder of the fiscal year, as well as the timing of such closures. The actual amount of charges recognized during the remainder of 2014 will also depend on the nature and timing of the specific actions to be taken related to the $500 million cost savings plan. At this time we cannot reliably estimate the costs to be incurred in fiscal 2015 related to the 2014 Plan, given the degree of uncertainty related to the timing and nature of the specific actions to be taken next year.

Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for gross profit rate, income from continuing operations, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to forward looking information, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our restructuring initiatives and the potential related impact on cash flow represent a broad range which is based on our preliminary analysis and is subject to change as our plans become finalized.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below for the first quarter of 2014 (amounts in thousands, except per share data):

	13 Weeks Ended
	May 3, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets	Gain on sale of businesses, net	Non-GAAP
Sales	$5,654,259					$5,654,259
Gross profit	1,410,294	10,554	—	—	—	1,420,848
Gross profit rate	24.9%					25.1%

Operating income	158,780	10,554	13,475	21,808	(21,805)	182,812
Interest and other expense, net	10,628					10,628
Income from continuing operations before income taxes	148,152					172,184

Income tax expense	51,942					51,942
Adjustments	—					5,740
Adjusted income tax expense	51,942					57,682

Net income	$96,210					$114,502

Effective tax rate	35.1%					33.5%

Diluted earnings per common share	$0.15					$0.18

Consolidated Performance

First Quarter of 2014 Compared to the First Quarter of 2013

Sales:  Sales for the first quarter of 2014 were $5.65 billion, a $160.3 million or 2.8% decrease from the first quarter of 2013.  The sales decline was driven by a 4% decline in comparable store sales (which exclude online sales) in North American Stores & Online, a $61.8 million unfavorable impact from changes in foreign exchange rates, weakness in our European delivery businesses, and the impact of store closures in North America. These declines were partly offset by a 0.7% sales increase in North American Commercial. Declines in ink and toner, business machines and technology accessories, core office supplies and paper were partly offset by growth in facilities and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 24.9% for the first quarter of 2014 compared to 26.0% for the first quarter of 2013.  Our gross profit rate in the first quarter of 2014 reflects $10.6 million of inventory write-downs primarily related to the rationalization of our SKU assortment pursuant to our efforts aimed at improving efficiencies in our delivery fulfillment operations, as well as the North American retail store closures in the first and second quarters of 2014 (see 2014 Restructuring Plan above). Excluding these write-downs, our gross profit rate in the first quarter of 2014 was 25.1%, representing a decline of 86 basis points compared with the prior year quarter. This decline was primarily driven by lower product margins in our North American Stores and Online segment and by the negative impact of fixed costs on lower sales.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $10.6 million or 0.9% from the first quarter of 2013 to the first quarter of 2014. The increase was primarily driven by investments to grow our online businesses and increased marketing expense to drive awareness of categories beyond office supplies, partly offset by lower compensation expense due to lower headcount. As a percentage of sales, selling, general and administrative expenses were 21.6% in the first quarter of 2014 compared with 20.9% in the first quarter of 2013.

Amortization of Intangibles: Amortization of intangibles was $14.9 million for the first quarter of 2014 compared to $13.4 million for the first quarter of 2013, primarily reflecting the amortization of customer relationships and technology assets.

Impairment on Long-Lived Assets: In the first quarter of 2014, we approved the closure of 112 specific retail stores in North America in conjunction with our plan to close up to 225 stores in North America by the end of 2015 (see the 2014 Restructuring Plan section above). As a result, we recognized long-lived asset impairment charges of $21.8 million in the first quarter of 2014. The charges primarily relate to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to our North American Stores & Online segment. There were no impairment charges recognized in the first quarter of 2013.

Restructuring Charges: Restructuring charges incurred in the first quarter of 2014 were $13.5 million, which includes $7.8 million of severance costs primarily related to the North American retail store closures approved by management in the first quarter of 2014, $2.9 million of consulting fees associated with the store closure plan and the $500 million North American cost savings plan (see the 2014 Restructuring Plan section above), and a $2.8 million adjustment to increase the liability related to our 2013 restructuring plan due to changes in previous estimates for severance and other associated costs. Of these amounts, $8.8 million relates to our North American Stores & Online segment, $1.9 million relates to North American Commercial and $2.8 million relates to International Operations.

Gain on Sale of Businesses, net: On May 2, 2014, we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23.4 million, which is subject to a working capital adjustment that has not yet been finalized. We also completed the sale of another small business unit recognizing a $1.6 million loss in the first quarter of 2014.

Interest Income: Interest income decreased to $0.7 million for the first quarter of 2014 from $1.7 million for the first quarter of 2013, primarily reflecting the impact of lower cash balances.

Interest Expense: Interest expense decreased to $12.3 million for the first quarter of 2014 from $31.0 million for the first quarter of 2013.  The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014. Our interest rate swap agreements related to these notes had reduced interest expense by $3.2 million for the first quarter of 2013.

Other Income (Expense), Net: Other income (expense), net was income of $0.9 million for the first quarter of 2014 compared to an expense of $3.4 million for the first quarter of 2013. The improvement was primarily due to foreign exchange gains recognized in the first quarter of 2014 compared with foreign exchange losses in the first quarter of 2013.

Income Taxes:  Our effective tax rate was 35.1% in the first quarter of 2014 compared with 32.5% in the first quarter of 2013. The tax rate for the first quarter of 2014 reflects $11.2 million of incremental tax expense stemming from taxable income generated in the US as a result of the planned repatriation of $127.3 million of cash from a foreign subsidiary. The tax rate for the first quarter of 2014 also reflects the impact of permanent differences between income tax expense for book and tax purposes related to the sale of two businesses in the first quarter, as well as the impact of certain restructuring charges recognized in the first quarter of 2014 for which we did not recognize a tax benefit. Excluding the impact of these items, our effective tax rate in the first quarter of 2014 was 33.5%.

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

Staples evaluates performance and allocates resources based on business unit income, which represents profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles.

Beginning in the first quarter of 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, including restructurings. In the first quarter of 2014, business unit income for North America Stores & Online and North American Commercial excludes $3.9 million and $6.6 million, respectively, of inventory write-downs related to restructuring activities. We did not recognize any accelerated depreciation or amortization related to an exit or disposal activity in the first quarter of 2014. In the first quarter of 2013, we did not recognize any inventory write-downs nor any accelerated depreciation or amortization related to exit and disposal activities.

See a reconciliation of total business unit income to income from continuing operations before income taxes in Note N - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

First Quarter of 2014 Compared to the First Quarter of 2013

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2014 and 2013:

	(Amounts in thousands) 13 Weeks Ended		May 3, 2014	May 4, 2013
			(Decrease)Increase From Prior Year	(Decrease) Increase From Prior Year
	May 3, 2014	May 4, 2013
Sales:
North American Stores & Online	$2,633,823	$2,768,377	(4.9)%	(3.5)%
North American Commercial	2,056,329	2,043,018	0.7%	1.7%
International Operations	964,107	1,003,176	(3.9)%	(12.5)%
Total segment sales	$5,654,259	$5,814,571	(2.8)%	(3.5)%

	(Amounts in thousands) 13 Weeks Ended		May 3, 2014	May 4, 2013
	May 3, 2014	May 4, 2013	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$92,699	$172,319	3.5%	6.2%
North American Commercial	135,705	149,892	6.6%	7.3%
International Operations	(24,972)	(10,757)	(2.6)%	(1.1)%
Business unit income	$203,432	$311,454	3.6%	5.4%

North American Stores & Online: Sales decreased by $134.6 million or 4.9% for the first quarter of 2014. This decrease was driven by a 4% decline in comparable store sales, resulting from lower traffic, and a $47.1 million negative impact from changes in foreign exchange rates. The decline was also attributable to the closure of stores during the twelve months preceding the first quarter of 2014, which negatively impacted sales growth by 1%. Sales declines in retail were partially offset by an increase in Staples.com. Declines in business machines and technology accessories, core office supplies, ink and toner, and computers were partially offset by increased sales of facilities and breakroom supplies and copy and print services.

Business unit income as a percentage of sales decreased to 3.5% for the first quarter of 2014 from 6.2% for the first quarter of 2013. The decrease was driven by lower product margins, particularly in Staples.com, increased marketing expenses to launch our new brand and drive awareness of new product offerings, investments in website development and deleverage of fixed expenses on lower sales. These declines were partially offset by reduced retail labor expense.

North American Commercial:  Sales increased by $13.3 million or 0.7% for the first quarter of 2014.  The increase was primarily due to increased sales of facilities and breakroom supplies, furniture and promotional products. This was partially offset by decreased sales of ink and toner, paper and core office supplies as well as an $11.4 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales decreased to 6.6% for the first quarter of 2014 from 7.3% for the first quarter of 2013. The decline was primarily driven by reduced product margins and investments in sales force, partially offset by reduced marketing expense.

International Operations:  Sales decreased by $39.1 million or 3.9% for the first quarter of 2014. The decrease was primarily driven by weakness in our European delivery businesses. Comparable store sales in Europe were flat, reflecting an approximate 2% increase in average order size offset by an approximate 1% decrease in traffic versus the prior year.  The decrease was also driven by a $3.3 million unfavorable impact from foreign exchange rates as unfavorability in Australian and South American currencies were partially offset by a favorable impact from exchange rates in Europe.

Business unit loss as a percentage of sales was 2.6% for the first quarter of 2014 compared to 1.1% for the first quarter of 2013.  This decrease primarily reflects the negative impact of fixed costs on lower sales in Europe, lower product margins in Australia, and increased marketing spend as a percentage of sales, partially offset by improved product margins in Europe.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $359.9 million for first quarter of 2014 compared to $347.6 million for first quarter of 2013, an increase of $12.3 million.  The increase was driven by favorable changes in working capital, partly offset by lower net income adjusted for non-cash expenses.

Cash provided by investing activities was $2.2 million for first quarter of 2014 compared to cash used of $75.4 million for first quarter of 2013.  In the first quarter of 2014, we received proceeds of $50.2 million related to the sale of our Smilemakers, Inc. business and another small business unit. In the prior year quarter, we spent $34.3 million in connection with the termination of our joint venture in India. Capital spending increased by $6.9 million year-over-year primarily due to timing of expenditures.

Cash used in financing activities was $73.7 million for first quarter of 2014 compared to $157.8 million for first quarter of 2013, a decrease of $84.2 million.  The decrease is attributable to $75 million of net borrowings under our Commercial Paper Program (see further below) in the first quarter of 2014, versus no such borrowings in the prior year quarter. Total cash used for share repurchases and dividends increased slightly year-over-year. We spent $70.1 million in the first quarter of 2014 to repurchase 5.7 million shares under our share repurchase plan compared with $64.9 million spent in first quarter of 2013 to buy 4.9 million shares, an increase of $5.2 million. In the first quarter of 2014, the Company paid shareholders cash dividends of $0.12 per share for a total of $77.1 million, which compares with dividends of $0.12 per share for a total of $78.8 million paid in the first quarter of 2013, a decline of $1.7 million.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At May 3, 2014, we had approximately $1.78 billion in total cash and funds available through credit agreements, which consisted of $985.1 million of available credit and $792.9 million of cash and cash equivalents. Of the $792.9 million in cash and cash equivalents, approximately $391.1 million is held in jurisdictions outside the United States. During the first quarter of 2014, we repatriated $127.3 million of cash held by one of our foreign subsidiaries.  As a result, during the first quarter of 2014 we recorded income tax expense of $11.2 million related to taxable income generated in the U.S. stemming from this repatriation. For the undistributed earnings that remain in our foreign subsidiaries after this repatriation that have not been previously taxed in the U.S., our intention remains to indefinitely reinvest those funds outside of the U.S., and accordingly deferred taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability related to the remaining undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

 We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. We typically use proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During the first quarter of 2014, we borrowed under the Commercial Paper Program to support our seasonal working capital requirements. As of May 3, 2014, $75 million of Commercial Paper Notes were outstanding, with a weighted average remaining maturity of 3 days and a weighted average interest rate of 0.3%. The maximum amount outstanding under the Commercial Paper Program during the first quarter of 2014 was $150 million. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

We also have various other lines of credit under which we may borrow a maximum of $160.5 million. At May 3, 2014, we had outstanding borrowings of $100.2 million and outstanding letters of credit of $0.2 million, leaving $60.1 million of available credit at that date.

During the first quarter of 2014, we entered into $21.8 million of new capital lease obligations.

A summary, as of May 3, 2014, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	May 3, 2014
	Available Credit	Debt Outstanding
January 2018 Notes	—	498,988
January 2023 Notes	—	499,164
May 2018 Revolving Credit Facility	925,000	—
Commercial Paper Program	—	75,000
Other lines of credit	60,059	100,239
Capital lease obligations and other notes payable	—	25,778
Total	$985,059	$1,199,169

At May 3, 2014, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2013 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of May 3, 2014, nor did we utilize any during the first quarter of 2014.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We expect a modest increase in capital spending in 2014 compared with 2013, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows. Capital expenditures were $48.0 million in the first quarter of 2014 compared to $41.1 million in the first quarter of 2013, an increase of $6.9 million.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures. We consider many types of acquisitions for their strategic and other benefits.  On May 5, 2014, we announced that we had reached an agreement to acquire PNI Digital Media ("PNI"). PNI provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, documents, wedding invitations, stationery and more. We plan to invest in PNI so that we can leverage its platform to grow our copy and print businesses, as well as to help PNI grow its existing customer base. We expect this transaction to close in the second quarter of 2014.

In addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.  We paid a first quarter of 2014 cash dividend of $0.12 per share on April 17, 2014 to stockholders of record on March 28, 2014.  We expect the total value of quarterly cash dividend payments for fiscal 2014 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2014 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

On September 13, 2011, we announced a repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first quarter of 2014, we spent $70.1 million to repurchase 5.7 million shares under the 2011 Repurchase Plan. As of May 3, 2014, we have spent a total of $1.01 billion to repurchase 73.7 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $492.4 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 3, 2014, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of May 3, 2014, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 3, 2014, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 3, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations or financial condition.

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

    At May 3, 2014, we had $3.3 billion of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill. We have recorded substantial goodwill impairment charges in the past and we are closely monitoring the goodwill balances related to our China and Australia reporting units. These reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This could have an adverse impact on our financial position and results of operations.

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
As of May 3, 2014, our consolidated outstanding debt was $1.2 billion and we also had $985.1 million of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

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

In addition, we periodically make modifications and upgrades to our information systems and technology. Some of our information systems are outsourced to third parties. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. We are aware of inherent risks associated with replacing our systems, including accurately capturing data, system disruptions and outsourcing to third parties. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the first quarter of fiscal 2014:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 2, 2014 - March 1, 2014	2,420,457	$13.19	2,420,457	$530,555,000
March 2, 2014 - April 5, 2014	2,964,411	11.76	2,931,959	496,066,000
April 6, 2014 - May 3, 2014	299,525	12.20	299,525	492,412,000
Total for the first quarter of 2014	5,684,393	$12.40	5,651,941	$492,412,000
____________________________________________

(1)
Includes a total of 32,452 shares of our common stock withheld during the first quarter of our 2014 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	May 20, 2014	By:	/s/ STEPHEN BACICA
Stephen Bacica
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ CHRISTINE T. KOMOLA
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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.