Form 10-Q
period 2014-08-02
STAPLES INC
filed 2014-08-20
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 2, 2014

or

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

The registrant had 644,201,146 shares of common stock outstanding as of August 18, 2014.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
August 2, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	August 2, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$417,206	$492,532
Receivables, net	1,841,614	1,838,714
Merchandise inventories, net	2,541,191	2,328,299
Deferred income tax assets	189,838	179,566
Prepaid expenses and other current assets	442,025	400,447
Total current assets	5,431,874	5,239,558

Property and equipment:
Land and buildings	997,485	990,324
Leasehold improvements	1,281,142	1,306,987
Equipment	2,814,566	2,778,294
Furniture and fixtures	1,058,861	1,078,876
Total property and equipment	6,152,054	6,154,481
Less: Accumulated depreciation	4,375,910	4,283,762
Net property and equipment	1,776,144	1,870,719

Intangible assets, net of accumulated amortization	383,442	382,700
Goodwill	3,248,866	3,233,597
Other assets	437,698	448,302
Total assets	$11,278,024	$11,174,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,171,912	$1,997,494
Accrued expenses and other current liabilities	1,235,314	1,266,974
Debt maturing within one year	111,822	103,982
Total current liabilities	3,519,048	3,368,450

Long-term debt, net of current maturities	1,015,699	1,000,205
Other long-term obligations	671,487	665,386

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 939,684,147 and 644,604,657 shares at August 2, 2014 and 938,722,858 shares and 652,860,207 shares at February 1, 2014, respectively	564	563
Additional paid-in capital	4,883,907	4,866,467
Accumulated other comprehensive loss	(506,919)	(507,154)
Retained earnings	7,026,061	7,001,755
Less: Treasury stock at cost, 295,079,490 shares at August 2, 2014 and 285,862,651 shares at February 1, 2014	(5,340,235)	(5,229,368)
Total Staples, Inc. stockholders’ equity	6,063,378	6,132,263
Noncontrolling interests	8,412	8,572
Total stockholders’ equity	6,071,790	6,140,835
Total liabilities and stockholders’ equity	$11,278,024	$11,174,876

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sales	$5,220,103	$5,314,724	$10,874,362	$11,129,295
Cost of goods sold and occupancy costs	3,912,060	3,955,228	8,156,025	8,258,789
Gross profit	1,308,043	1,359,496	2,718,337	2,870,506
Operating expenses:
Selling, general and administrative	1,180,242	1,158,415	2,403,389	2,370,955
Impairment of long-lived assets	5,196	—	27,004	—
Restructuring charges	88,427	—	101,902	—
Amortization of intangibles	14,816	13,374	29,705	26,757
Total operating expenses	1,288,681	1,171,789	2,562,000	2,397,712

Gain on sale of businesses, net	—	—	21,805	—

Operating income	19,362	187,707	178,142	472,794

Other income (expense):
Interest income	794	1,235	1,543	2,970
Interest expense	(12,637)	(30,264)	(24,961)	(61,236)
Other income (expense), net	4,504	(4,434)	5,451	(7,809)
Income from continuing operations before income taxes	12,023	154,244	160,175	406,719
Income tax (benefit) expense	(69,852)	50,129	(17,910)	132,183
Income from continuing operations	81,875	104,115	178,085	274,536
Discontinued Operations:
Loss from discontinued operations, net of income taxes	—	(1,584)	—	(2,078)
Net income	$81,875	$102,531	$178,085	$272,458

Basic Earnings Per Common Share:
Continuing operations	$0.13	$0.16	$0.28	$0.42
Discontinued operations	—	—	—	—
Net income	$0.13	$0.16	$0.28	$0.42
Diluted Earnings Per Common Share:
Continuing operations	$0.13	$0.16	$0.27	$0.41
Discontinued operations	—	—	—	—
Net income	$0.13	$0.16	$0.27	$0.41

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Condensed Consolidated Statements of Comprehensive Income
	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Comprehensive income from consolidated operations	$10,611	$85,587	$178,160	$161,398
Comprehensive income (loss) attributed to noncontrolling interests	117	37	(160)	133
Comprehensive income attributed to Staples, Inc.	$10,494	$85,550	$178,320	$161,265

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Operating Activities:
Consolidated net income	$178,085	$272,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,790	202,020
Amortization of intangibles	29,705	26,757
Gain on sale of businesses, net	(21,805)	—
Impairment of long-lived assets	27,004	—
Inventory write-downs related to restructuring activities	15,697	—
Stock-based compensation	36,864	47,033
Excess tax benefits from stock-based compensation arrangements	(190)	(1,845)
Deferred income tax (benefit) expense	(11,442)	15,179
Other	6,955	(1,417)
Changes in assets and liabilities:
Decrease in receivables	12,665	76,513
Increase in merchandise inventories	(219,332)	(241,488)
Increase in prepaid expenses and other assets	(71,125)	—
Increase in accounts payable	163,417	141,394
Decrease in accrued expenses and other liabilities	(42,598)	(157,689)
Decrease in other long-term obligations	(112)	(31,350)
Net cash provided by operating activities	303,578	347,565

Investing Activities:
Acquisition of property and equipment	(109,756)	(124,015)
Cash paid for termination of joint venture	—	(34,298)
Proceeds from the sale of property and equipment	3,157	8,367
Proceeds from sale of businesses, net	50,191	—
Acquisition of businesses, net of cash acquired	(67,888)	—
Net cash used in investing activities	(124,296)	(149,946)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	19,679	52,923
Proceeds from borrowings	12,945	19,183
Payments on borrowings and capital lease obligations	(13,548)	(38,045)
Purchase of noncontrolling interest	—	(96)
Cash dividends paid	(153,779)	(156,917)
Excess tax benefits from stock-based compensation arrangements	190	1,845
Repurchase of common stock	(126,284)	(198,472)
Net cash used in financing activities	(260,797)	(319,579)
Effect of exchange rate changes on cash and cash equivalents	(1,679)	(20,293)
Net decrease in cash and cash equivalents	(83,194)	(142,253)
Cash and cash equivalents at beginning of period	492,532	1,334,302
Cash and cash equivalents at end of period	409,338	1,192,049
Less: Change in cash and cash equivalents attributed to discontinued operations	—	(5,437)
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	7,868	—
Cash and cash equivalents at the end of the period	$417,206	$1,186,612
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 26 weeks ended August 2, 2014 (also referred to as the “second quarter of 2014" and "first half of 2014") and the period covering the 13 and 26 weeks ended August 3, 2013 (also referred to as the “second quarter of 2013” and "first half of 2013" ).

On July 11, 2014, Staples completed its acquisition of PNI Digital Media, Inc. ("PNI") for $67.9 million. PNI's results of operations are included in the Company's consolidated results from that date forward.

The Company's former European Printing Systems Division business ("PSD") was presented as a discontinued operation in the condensed consolidated statement of comprehensive income during the second quarter and first half of 2013. The Company completed the sale of PSD on October 5, 2013. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements for that period refers to results from continuing operations.

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

Note B — Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For Staples, the standard will be effective in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new pronouncement on the Company's condensed consolidated financial statements.

In April 2014, a pronouncement was issued that changes the requirements for reporting discontinued operations. The new pronouncement stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The guidance will apply to components of the Company that are disposed or classified as held for sale after the effective date. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements in the first half of 2014.

Note C — Restructuring Charges
2014 Restructuring Plan

The performance of the Company’s North American retail stores has fallen short of management’s expectations over the past few years, and the Company continues to see customer demand shifting to online channels, which has led the Company to

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

increase its focus on growing its online businesses.  As a result, in March 2014 the Company announced that its Board of Directors (the “Board”) had approved the closure of up to 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”).
In addition, as part of the Company’s continuing efforts to transform its business, the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company expects the savings to come from global supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  The Company plans to reinvest some of the savings in its strategic initiatives. The actions to be taken related to the $500 million cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.
In the first quarter of 2014, the Company approved the closure of 112 specific retail stores, which included 16 stores that were closed in the first quarter of 2014, 80 stores that were closed in the second quarter of 2014 and the planned closure of 16 stores in the second half of 2014 and fiscal 2015.
In the second quarter of 2014, the Company approved the closure of an additional 25 retail stores, which includes one store that closed in the second quarter of 2014 and 17 stores and seven stores planned for closure in the third and fourth quarters of 2014, respectively. Also in the second quarter of 2014, pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, the Company approved the closure of two fulfillment centers, with one facility that closed in the second quarter of 2014 and the other closure planned for the third quarter of 2014.
As a result of these actions, the Company recorded pre-tax charges of $100.9 million and $143.9 million in the second quarter and first half of 2014, respectively. The table below provides a summary of the charges recorded in the second quarter and first half of 2014 for each major type of cost associated with the 2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during the remainder of 2014 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred		Estimated costs to be incurred
	Second quarter of 2014	First half of 2014	Third quarter of 2014	Fourth quarter of 2014
Employee related costs	$4.4	$12.2	$10-15	$15-30
Contractual obligations	76.5	76.5	20-35	25-40
Other associated costs	7.5	10.3	Less than 5	Less than 5
Total restructuring charges	88.4	99.1	$30-55	$40-75
Impairment of long-lived assets and accelerated depreciation	7.3	29.1	5-10	5-10
Inventory write-downs	5.1	15.7	5-10	Less than 5
Total charges	$100.9	$143.9	$40-75	$45-90
		—
North American Stores & Online	$89.8	$124.3	$20-30	$10 - 20
North American Commercial	8.8	17.3	15-25	20 - 35
International Operations	2.3	2.3	5-20	15 - 35
Total charges	$100.9	$143.9	$40 - 75	$45 - 90

The Company's estimates of future charges could change as the Company's plans evolve and become finalized. The actual amount of charges recognized during the remainder of 2014 will depend on which specific additional retail stores are approved for closure during the remainder of the fiscal year, as well as the timing of such closures. The actual amount of charges recognized during the remainder of 2014 will also depend on the nature and timing of other specific actions to be taken related to the $500 million costs savings plan. At this time the Company cannot reliably estimate the costs to be incurred in fiscal 2015 related to the 2014 Plan, given the degree of uncertainty related to the timing and nature of the specific actions to be taken next year.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

See Note D - Impairment of Long-Lived Assets for additional information related to the $5.2 million and $27.0 million of fixed asset impairment charges recorded during the second quarter and first half of 2014, respectively. The Company also recorded $2.1 million of accelerated depreciation in the second quarter of 2014 related to the closure of the two fulfillment centers. The $15.7 million of inventory write-downs recognized in the first half of 2014 primarily relate to the rationalization of certain SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, as well as the retail store closures approved in the first half of 2014. The inventory write-downs are included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

The table below shows the restructuring charges recorded during the first half of 2014 and the related liability balances as of August 2, 2014 for each major type of cost associated with the 2014 Plan (in thousands):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of February 1, 2014	$—	$—	$—	$—
Charges	12,204	76,529	10,342	99,075
Cash payments	(4,081)	(4,353)	(3,549)	(11,983)
Foreign currency translations	(9)	(25)	(4)	(38)
Accrued restructuring balance as of August 2, 2014	$8,114	$72,151	$6,789	$87,054

Of the $99.1 million of restructuring charges incurred in the first half of 2014 related to the 2014 Plan, approximately $92.8 million relates to North American Stores & Online, $5.5 million relates to North American Commercial and $0.8 million relates to International Operations. For the restructuring liabilities associated with the 2014 Plan, $50.1 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of August 2, 2014. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the middle of fiscal 2015. The Company anticipates that payments related to facility lease obligations will be complete by fiscal year 2025. The Company plans to complete the actions related to this plan by the end of 2015.

The restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. The table below shows how the $99.1 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 2, 2014
Cost of goods sold and occupancy costs	$76,386	$76,386
Selling, general and administrative	12,041	22,689
Total	$88,427	$99,075

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
As a result of actions initiated under the 2013 Plan, during 2013 the Company recorded pre-tax restructuring charges of $78.3 million, including $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million related to the Company's International Operations segment and $15.6 million related to the Company’s corporate headquarters and North American operations. The Company does not expect to incur material costs in future periods related to the 2013 Plan. The Company expects to substantially complete the actions required under the 2013 Plan by the first half of fiscal 2015.

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

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2013 Plan (in thousands):

	2013 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$62,489	$2,532	$65,021
Cash payments	(7,093)	(1,327)	(8,420)
Adjustments	5,477	(1,243)	4,234
Foreign currency translations	(726)	38	(688)
Accrued restructuring balance as of August 2, 2014	$60,147	$—	$60,147

For the restructuring liabilities associated with the 2013 Plan, all of the balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of August 2, 2014. The Company expects that the payments related to the employee related liabilities will be substantially completed by the middle of fiscal 2015.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 Plan (in thousands):

	2012 Plan
	Contractual Obligation	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$28,681	$13,787	$179	$42,647
Cash payments	(9,546)	(5,521)	—	(15,067)
Adjustments	(428)	(800)	(179)	(1,407)
Foreign currency translations	(31)	770	—	739
Accrued restructuring balance as of August 2, 2014	$18,676	$8,236	$—	$26,912
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by the end of fiscal 2014. The Company anticipates that payments related to facility lease obligations will be complete by fiscal year 2024.

For the restructuring liabilities associated with the 2012 Plan, $7.0 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities  in the Company's condensed consolidated balance sheet as of August 2, 2014.

Note D — Impairment of Long-Lived Assets

In the first and second quarters of 2014, the Company approved the closure of 112 and 25 retail stores, respectively, pursuant to its plan to close up to 225 retail stores in North America by the end of 2015 (see Note C - Restructuring Charges). As a result, in the second quarter and first half of 2014, the Company recorded long-lived asset impairment charges of $5.2 million and $27.0 million, respectively, primarily relating to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to the Company's North American     Stores & Online segment.

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

Note E — Divestitures

During the fourth quarter of 2013, the Company classified certain assets and liabilities of its Smilemakers, Inc. business unit as a disposal group and accounted for the group as held-for-sale in the consolidated balance sheet as of February 1, 2014. On May 2, 2014, the Company completed the sale of this business unit, recognizing a gain of $23.4 million. A working capital adjustment finalized in the second quarter of 2014 was not material. The results of operations for Smilemakers, Inc. had not been material to the Company's consolidated results of operations nor to its segment reporting, and therefore this business has not been presented as a discontinued operation in the Company's consolidated financial statements. Smilemakers, Inc. was a component of the Company's North American Commercial segment.

The Company also completed the sale of a small business in Europe in the first quarter of 2014, recognizing a $1.6 million loss on disposal.

On October 5, 2013, the Company completed the sale of PSD, recognizing a preliminary loss on disposal of $80.9 million in the third quarter of 2013 that is subject to the impact of a working capital adjustment to the purchase price. The amount of the working capital adjustment is currently in dispute between the parties to the transaction. The parties are currently pursuing dispute resolution procedures to attempt to resolve the issue.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table details PSD's results of operations for the second quarter and first half of 2013, which were reported in discontinued operations (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 3, 2013
Sales	$81,444	$161,582

Loss from discontinued operations, before income taxes	(2,791)	(2,231)
Income tax benefit	(1,207)	(153)
Loss from discontinued operations, net of income taxes	$(1,584)	$(2,078)

Note F — Income Taxes

As of August 2, 2014, the Company's liability for unrecognized tax benefits decreased by a net $39.6 million compared with February 1, 2014. The following table summarizes the activity related to the Company's unrecognized tax benefits during the first six months of 2014 (in thousands):

Unrecognized tax benefits
Balance at February 1, 2014	$280,959
Additions for tax positions related to the current year	5,210
Additions for tax positions related to prior years	42,819
Reductions for tax positions related to prior years	(70,755)
Settlements	(16,899)
Balance at August 2, 2014	$241,334

The decline in the liability for unrecognized tax benefits during the first half of 2014 reflects, in part, a $63.3 million net reduction in the liability in the second quarter of 2014 (inclusive of $10.3 million in interest and penalties) for discrete items that impacted the Company's income tax rate. The primary driver of this net reduction was the resolution of federal and foreign audits during the second quarter of 2014.  The federal audit primarily pertained to the utilization of certain net operating loss carryforwards that the Company acquired by virtue of its acquisition of Corporate Express, while the foreign audits primarily pertained to France. The $63.3 million net reduction also reflects certain increases to the reserve as a result of recent state and foreign court decisions in certain jurisdictions in which operate.

As of August 2, 2014, the Company had $241.3 million of gross unrecognized tax benefits, of which $227.0 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of the liability associated with its uncertain tax positions during the next twelve months.

The Company had $36.4 million and $46.7 million accrued for gross interest and penalties as of August 2, 2014 and February 1, 2014, respectively.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The carrying value of the Company's capital lease obligations approximates fair value.

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note H - Debt and Credit Agreements) as of August 2, 2014 and February 1, 2014 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	August 2, 2014		February 1, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499,056	$503,079	$498,919	$505,189
January 2023 Notes	499,188	495,152	499,140	486,947

The following table shows the Company’s assets and liabilities as of August 2, 2014 and February 1, 2014 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	August 2, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$8,116	$—	$—
Liabilities
Non-designated derivative liabilities	—	(244)	—

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$37,288	$—	$—
Liabilities
Non-designated derivative liabilities	—	(4,688)	—

     The derivative liabilities shown in the tables above represent derivatives which have not been designated as hedges pursuant to the guidelines of ASC 815, "Derivatives and Hedging" (see Note I - Derivatives Instruments and Hedging Activities).

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

The Company has a commercial paper program ("Commercial Paper Program") that allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. The Company typically uses proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During the first half of 2014, the Company borrowed under the Commercial Paper Program to support its seasonal working capital requirements. As of August 2, 2014, no Commercial Paper Notes were outstanding. The maximum amount outstanding under the Commercial Paper Program during the first half of 2014 was $150.0 million.

The Company has various other lines of credit under which it may borrow a maximum of $163.5 million. At August 2, 2014, the Company had outstanding borrowings of $103.1 million and outstanding letters of credit of $0.2 million related to these lines of credit, leaving $60.2 million of available credit at that date.

The major components of the Company’s outstanding debt as of August 2, 2014 and February 1, 2014 are as follows (in thousands):

	August 2, 2014	February 1, 2014
January 2018 Notes	$499,056	$498,919
January 2023 Notes	499,188	499,140
Other lines of credit	103,100	100,100
Capital lease obligations and other notes payable	26,177	6,028
	1,127,521	1,104,187
Less: current portion	(111,822)	(103,982)
Net long-term debt	$1,015,699	$1,000,205

The Company entered into $22.7 million of new capital lease obligations in the first half of 2014.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Foreign Currency Forwards and Swaps:

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, had collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of $24.2 million, which was recorded within Other income (expense), net. In 2013, the Company settled the remaining 250 million Canadian dollars of notional amount relating to this forward, realizing a loss of $4.2 million which was recorded within Other income (expense), net. Of that amount $3.2 million was recorded in Other expense in the second quarter of 2013 for the settlement of 150 million Canadian dollars of notional amount relating to this forward. During the second quarter and first half of 2013, unrealized gains of $4.1 million and $6.0 million, respectively, were recognized in Other expense related to the outstanding portions of this fair value hedge. No amounts were included in the condensed consolidated statement of comprehensive income related to ineffectiveness associated with this fair value hedge.

Note J — Equity Based Employee Benefit Plans

Under the Amended and Restated 2004 Stock Incentive Plan, the Company grants restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.  Shares issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest.  For stock awards with service conditions only, vesting occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are recognized on a straight line basis over the applicable vesting period. For awards that include performance conditions, the Company recognizes compensation expense during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

    The following table summarizes the activity during the first half of 2014 related to non-qualified stock options and Restricted Shares. The Company did not grant any stock options in the first half of 2014.

	Non-qualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 1, 2014	36,252,522	$20.35	10,174,432	$14.66
Granted	—	—	4,430,774	11.11
Exercised (2)	—	—	(4,347,836)	14.75
Canceled	(105,120)	15.17	(641,415)	14.67
Expired	(7,766,355)	20.22	—	—
Outstanding at August 2, 2014	28,381,047	$20.41	9,615,955	$12.98

Exercisable at August 2, 2014	26,173,204	$20.94
Vested or expected to vest at August 2, 2014	28,163,003	$20.45

(1)	Excludes outstanding performance shares

(2)	Represents exercise of stock options or vesting of Restricted Shares

In connection with its equity-based employee compensation and benefit plans, Staples recognized $16.2 million and $36.9 million in compensation expense for the second quarter and first half of 2014, respectively, and $20.7 million and $47.0 million in compensation expense for the second quarter and first half of 2013, respectively. As of August 2, 2014, Staples had $99.6 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through June 2017.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Performance shares
In April 2013 and March 2014, the Company entered into long-term performance share agreements with certain executives. Payout under these arrangements may range from 25% to 200% of target, depending on actual performance. Vesting is based on performance in each fiscal year, not cumulative performance, with metrics established at the beginning of each year. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
The agreements entered into in March 2014 pertain to fiscal years 2014, 2015 and 2016. The target number of shares to be awarded each year is 0.6 million. Vesting for the 2014 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2014. The 2014 tranche had an aggregate grant-date fair value of $7.4 million.
The agreements entered into in April 2013 pertained to fiscal years 2013, 2014 and 2015, with a targeted number of shares to be awarded each year of 0.5 million. For the tranche relating to fiscal year 2013, 49.7% of the target shares were earned based on the extent to which the performance targets were achieved. In March 2014, the performance metrics and corresponding targets were established for the tranche relating to fiscal 2014. Vesting for this tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2014. The 2014 tranche had an aggregate grant-date fair value of $6.0 million.
Employee stock purchase plan

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. Historically, including in the first half of 2014, U.S. and International associates have been able to purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. Effective beginning in the third quarter of 2014, the 2012 Employee Stock Purchase Plan was amended such that the purchase price will be based on 85% of the market price of the common stock at the end of the offering period. During the first half of 2014 and 2013, the Company issued 2.1 million shares and 2.2 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.

Note K — Pension and Other Post-Retirement Benefit Plans

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

The total net cost recognized for the second quarter and first half of 2014 and 2013 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the second quarter and first half of 2014 and 2013 related to the plans (in thousands):

	13 Weeks Ended August 2, 2014
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,428	$3,428	$445
Interest cost	454	9,876	10,330	447
Expected return on plan assets	(484)	(16,408)	(16,892)	—
Amortization of unrecognized losses and prior service costs	4	3,606	3,610	608
Total (benefit) cost	$(26)	$502	$476	$1,500

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	13 Weeks Ended August 3, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,913	$3,913	$798
Interest cost	410	7,724	8,134	633
Expected return on plan assets	(468)	(15,053)	(15,521)	—
Amortization of unrecognized losses and prior service costs	155	3,291	3,446	534
Total cost (benefit)	$97	$(125)	$(28)	$1,965

	26 Weeks Ended August 2, 2014
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$6,879	$6,879	$890
Interest cost	908	19,809	20,717	894
Expected return on plan assets	(968)	(32,916)	(33,884)	—
Amortization of unrecognized losses and prior service costs	8	7,237	7,245	1,216
Total (benefit) cost	$(52)	$1,009	$957	$3,000

	26 Weeks Ended August 3, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$7,840	$7,840	$1,596
Interest cost	819	15,473	16,292	1,266
Expected return on plan assets	(936)	(30,153)	(31,089)	—
Amortization of unrecognized losses and prior service costs	310	6,595	6,905	1,068
Total cost (benefit)	$193	$(245)	$(52)	$3,930

Note L — Stockholders' Equity

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during the first half of 2014 and 2013 related solely to foreign currency translation adjustments.

Note M — Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first half of 2014 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 1, 2014	$(255,404)	$(251,750)	$(507,154)
Foreign currency translation adjustment	(4,776)	—	(4,776)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses	(1,335)	—	(1,335)
Amortization of deferred benefit costs (net of taxes of $2.1 million)	—	6,346	6,346
Balance at August 2, 2014	$(261,515)	$(245,404)	$(506,919)

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table details the line items in the condensed consolidated statements of comprehensive income affected by the reclassification adjustments during the second quarter and first half of 2014 and 2013 (in thousands):

	Amount reclassified from AOCL
	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Selling, general and administrative	$4,218	$3,980	$8,461	$7,973
Gain on sale of businesses, net	—	—	(1,335)	—
Income before tax	(4,218)	(3,980)	(7,126)	(7,973)
Income tax benefit	(1,055)	(1,217)	(2,115)	(2,515)
Net income	$(3,163)	$(2,763)	$(5,011)	$(5,458)

Note N — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2014 and 2013 is as follows (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator:
Income from continuing operations	$81,875	$104,115	$178,085	$274,536
Loss from discontinued operations	—	(1,584)	—	(2,078)
Net income	81,875	102,531	178,085	272,458

Denominator:
Weighted-average common shares outstanding	641,333	653,670	642,412	654,820
Effect of dilutive securities:
Employee stock options and restricted shares	5,634	8,750	5,667	8,432
Weighted-average common shares outstanding assuming dilution	646,967	662,420	648,079	663,252

Basic Earnings Per Common Share
Continuing operations	$0.13	$0.16	$0.28	$0.42
Discontinued operations	—	—	—	—
Net income	$0.13	$0.16	$0.28	$0.42

Diluted Earnings Per Common Share
Continuing operations	$0.13	$0.16	$0.27	$0.41
Discontinued operations	—	—	—	—
Net income	$0.13	$0.16	$0.27	$0.41

For the second quarter and first half of 2014, approximately 28.3 million and 30.2 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the second quarter and first half of 2013, approximately 35.3 million and 37.2 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note O — Segment Reporting

Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. North American Stores and Online sells products and services to customers in the U.S. and Canada. North American Commercial consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of businesses that sell and deliver products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia.

Staples' North American Stores & Online and North American Commercial segments are managed separately because the way they sell and market products is different and the classes of customers they service are different. International Operations is considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). Beginning in the first quarter of 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, including restructurings. In the second quarter of 2014, business unit income for North American Stores & Online and North American Commercial excludes $1.2 million and $3.9 million, respectively, of inventory write-downs related to restructuring activities. In the first half of 2014, business unit income for North American Stores & Online and North American Commercial excludes $5.2 million and $10.5 million, respectively, of inventory write-downs related to restructuring activities. In the second quarter and first half of 2014, business unit income for North American Stores & Online, North American Commercial and International Operations excludes $0.2 million, $1.3 million and $0.5 million, respectively, of accelerated depreciation related to restructuring activities. We did not recognize any accelerated depreciation or amortization related to an exit or disposal activity in the first quarter of 2014. In the second quarter and first half of 2013, we did not recognize any inventory write-downs nor any accelerated depreciation or amortization related to exit and disposal activities.

Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the second quarter and first half of 2014 and 2013 (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	Sales
North American Stores & Online	$2,282,149	$2,422,401	$4,915,972	$5,190,778
North American Commercial	1,997,050	1,946,259	4,053,379	3,989,277
International Operations	940,904	946,064	1,905,011	1,949,240
Total segment sales	$5,220,103	$5,314,724	$10,874,362	$11,129,295

	Business Unit Income (Loss)
North American Stores & Online	$27,773	$99,787	$120,472	$272,106
North American Commercial	130,561	128,202	266,266	278,094
International Operations	(21,872)	(19,617)	(46,844)	(30,373)
Business unit income	136,462	208,372	339,894	519,827
Stock-based compensation	(16,244)	(20,665)	(36,864)	(47,033)
Impairment of long-lived assets	(5,196)	—	(27,004)	—
Restructuring charges	(88,427)	—	(101,902)	—
Gain on sale of businesses, net	—	—	21,805	—
Inventory write-downs related to restructuring activities	(5,143)	—	(15,697)	—
Accelerated depreciation related to restructuring activities	(2,090)	—	(2,090)	—
Interest and other expense, net	(7,339)	(33,463)	(17,967)	(66,075)
Income from continuing operations before income taxes	$12,023	$154,244	$160,175	$406,719

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

Results of Operations

Major contributors to our second quarter of 2014 results, as compared to the results for the second quarter of 2013, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.22 billion in sales, a decrease of 1.8%;

•	North American Stores & Online sales decreased 5.8% and business unit income rate decreased to 1.2% from 4.1%;

•	North American Commercial sales increased 2.6% and business unit income rate decreased to 6.5% from 6.6%;

•	International Operations sales decreased 0.5% and business unit loss rate was (2.3)% compared to (2.1)%;

•
Income from continuing operations for the second quarter of 2014 was $81.9 million compared with $104.1 million for the second quarter of 2013. Non-GAAP income from continuing operations was $75.1 million for the second quarter of 2014; and

•
Earnings per diluted share from continuing operations was $0.13 in the second quarter of 2014 compared to $0.16 in the second quarter of 2013. Non-GAAP earnings per diluted share from continuing operations was $0.12 in the second quarter of 2014.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the third quarter of 2014, we expect sales to decrease versus the third quarter of 2013. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.34 to $0.39 for the third quarter of 2014. This guidance excludes any potential impact on earnings per share related to 2014 global restructuring and other related activities.

We expect to record pre-tax charges in the range of $40 million to $75 million in the third quarter of 2014 for restructuring and other related activities (see 2014 Restructuring Plan below). For the full year, we expect total pre-tax restructuring and other related charges in the range of approximately $230 million to $310 million.

For the full year, we expect to generate more than $600 million of free cash flow, which assumes a modest increase in capital spending compared with 2013. Our free cash flow guidance reflects an expected use of cash in 2014 in the range of $60 million to $100 million associated with our 2014 restructuring plan and related activities, as well an expected use of cash in the range of $50 million and $100 million related to our 2012 and 2013 restructuring plans.

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

In the first quarter of 2014, management approved the closure of 112 specific retail stores, which includes 16 stores that were closed in the first quarter, 80 stores that were closed in the second quarter of 2014 and the planned closure of 16 stores in the second half of 2014 and fiscal 2015.

In the second quarter of 2014, management approved the closure of an additional 25 retail stores, which includes the closure of one store in the second quarter and 17 stores and seven stores planned for closure in the third and fourth quarters of 2014, respectively. Also in the second quarter of 2014, pursuant to our efforts to improve efficiencies in our delivery fulfillment operations, management approved the closure of two fulfillment centers, one of which closed in the second quarter and the other of which is planned to be closed in the third quarter of 2014.

The table below provides a summary of the charges recorded in the second quarter and first half of 2014 for each major type of cost associated with the 2014 Restructuring Plan, as well as management's current estimates of the amount of charges expected to be incurred during the remainder of 2014 in connection with these initiatives. The table also summarizes the costs incurred and expected to be incurred by reportable segment. We expect to complete the actions related to this plan by the end of 2015.

	2014 Restructuring Plan (amounts in millions)
	Actual costs incurred		Estimated costs to be incurred
	Second quarter of 2014	First half of 2014	Third quarter of 2014	Fourth quarter of 2014
Employee related costs	$4.4	$12.2	$10-15	$15-30
Contractual obligations	76.5	76.5	20-35	25-40
Other associated costs	7.5	10.3	Less than 5	Less than 5
Total restructuring charges	$88.4	$99.1	$30-55	$40-75
Impairment of long-lived assets and accelerated depreciation	7.3	29.1	5-10	5-10
Inventory write-downs related to restructuring activities	5.1	15.7	5-10	Less than 5
Total charges	$100.9	$143.9	$40-75	$45-90

North American Stores & Online	$89.8	$124.3	$20-30	$10 - 20
North American Commercial	8.8	17.3	15-25	20 - 35
International Operations	2.3	2.3	5-20	15 - 35
Total charges	$100.9	$143.9	$40 - 75	$45 - 90

Our estimates of future charges could change as our plans evolve and become finalized. The actual amount of charges recognized during the remainder of 2014 will depend on which specific additional retail stores are approved for closure during the remainder of the fiscal year, as well as the timing of such closures. The actual amount of charges recognized during the remainder of 2014 will also depend on the nature and timing of the specific actions to be taken related to the $500 million cost savings plan. At this time we cannot reliably estimate the costs to be incurred in fiscal 2015 related to the 2014 Restructuring Plan, given the degree of uncertainty related to the timing and nature of the specific actions to be taken next year.

Non-GAAP Measures

In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for gross profit rate, income from continuing operations, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our restructuring initiatives and the potential related impact on cash flow represent a broad range which is based on our preliminary analysis and is subject to change as our plans become finalized.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in thousands, except per share data):

	13 Weeks Ended
	August 2, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Non-GAAP
Sales	$5,220,103				$5,220,103
Gross profit	1,308,043	5,143	—	—	1,313,186
Gross profit rate	25.1%				25.2%

Operating income	19,362	5,143	88,427	7,286	120,218
Interest and other expense, net	7,339				7,339
Income from continuing operations before income taxes	12,023				112,879

Income tax benefit	(69,852)				(69,852)
Reduction of liability for unrecognized tax benefits & other discrete tax items	—				67,219
Tax benefit on charges related to restructuring activities	—				40,447
Adjusted income tax (benefit) expense	(69,852)				37,814

Net income	$81,875				$75,065

Effective tax rate	(581.0)%				33.5%

Diluted earnings per common share	$0.13				$0.12

	26 Weeks Ended
	August 2, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of businesses, net	Non-GAAP
Sales	$10,874,362					$10,874,362
Gross profit	2,718,337	15,697	—	—	—	2,734,034
Gross profit rate	25.0%					25.1%

Operating income	178,142	15,697	101,902	29,094	(21,805)	303,030
Interest and other expense, net	17,967					17,967
Income from continuing operations before income taxes	160,175					285,063

Income tax benefit	(17,910)					(17,910)
Reduction of liability for unrecognized tax benefits & discrete tax items	—					57,603
Tax benefit on restructuring-related charges	—					55,802
Adjusted income tax (benefit) expense	(17,910)					95,495

Net income	$178,085					$189,568

Effective tax rate	(11.2)%					33.5%

Diluted earnings per common share	$0.27					$0.29

Consolidated Performance

Second Quarter of 2014 Compared to the Second Quarter of 2013

Sales:  Sales for the second quarter of 2014 were $5.22 billion, a $94.6 million or 1.8% decrease from the second quarter of 2013.  This decrease was driven by a 5% decline in comparable store sales in North American Stores & Online, the impact of store closures in North America, weakness in our European online businesses, and an $8.0 million unfavorable impact from changes in foreign exchange rates. These declines were partly offset by a 2.6% sales increase in North American Commercial and an 8% increase in Staples.com. Declines in business machines and technology accessories, ink and toner, computers and core office supplies were partly offset by growth in facilities and breakroom supplies and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.1% for the second quarter of 2014 compared to 25.6% for the second quarter of 2013.  The decline was primarily driven by lower product margins, increased delivery expense, and the impact of fixed costs on lower sales in our North American Stores & Online segment, partly offset by improved product margins in Europe resulting from our ongoing assortment and pricing optimization initiatives. Our gross profit rate in the second quarter of 2014 also reflects $5.1 million of inventory write-downs related to the rationalization of our SKU assortment pursuant to our efforts aimed at improving efficiencies in our delivery fulfillment operations, as well as the North American retail store closures approved in the second quarter of 2014 (see 2014 Restructuring Plan above), which negatively impacted our gross margin rate by 10 basis points.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $21.8 million or 1.9% from the second quarter of 2013 to the second quarter of 2014. The increase was driven by investments to support our strategic reinvention, including third party fees associated with reflowing the merchandise assortment in our retail stores, as well as increased technology support costs and increased incentive compensation expense. These costs were partly offset by lower compensation expense due to headcount reductions. As a percentage of sales, selling, general and administrative expenses were 22.6% in the second quarter of 2014 compared with 21.8% in the second quarter of 2013.

Amortization of Intangibles: Amortization of intangibles was $14.8 million for the second quarter of 2014 compared to $13.4 million for the second quarter of 2013, primarily reflecting the amortization of customer relationships and technology assets.

Impairment on Long-Lived Assets: In the second quarter of 2014, we approved the closure of 25 retail stores in North America in conjunction with our plan to close up to 225 stores in North America by the end of 2015 (see the 2014 Restructuring Plan section above). As a result, we recognized long-lived asset impairment charges of $5.2 million in the second quarter of 2014. The charges primarily relate to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to our North American Stores & Online segment. There were no material impairment charges recognized in the second quarter of 2013.

Restructuring Charges: Restructuring charges incurred in the second quarter of 2014 were $88.4 million, which includes $76.5 million related to lease obligations for closed North American retail stores, $4.4 million of severance costs primarily related to the closure of retail stores and two delivery fulfillment centers, and $7.5 million of consulting fees and other costs associated with the store closure plan and the $500 million North American cost savings plan (see the 2014 Restructuring Plan section above). Of these amounts, $84.0 million million relates to our North American Stores & Online segment, $3.6 million million relates to North American Commercial and $0.8 million relates to International Operations.

Interest Income: Interest income decreased to $0.8 million for the second quarter of 2014 from $1.2 million for the second quarter of 2013, primarily reflecting the impact of lower cash balances.

Interest Expense: Interest expense decreased to $12.6 million for the second quarter of 2014 from $30.3 million for the second quarter of 2013.  The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014. Our interest rate swap agreements related to these notes had reduced interest expense by $3.2 million for the second quarter of 2013.

Other Income (Expense), Net: Other income (expense), net was income of $4.5 million for the second quarter of 2014 compared to an expense of $4.4 million for the second quarter of 2013. The improvement was primarily due to foreign exchange gains recognized in the second quarter of 2014 compared with foreign exchange losses in the second quarter of 2013, as well as increased investment income associated with our supplemental executive retirement plan.

Income Taxes:  Our effective tax rate was (581.0)% in the second quarter of 2014 compared with 32.5% in the second quarter of 2013. The tax rate for the second quarter of 2014 reflects following:

•	A $63.3 million net reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $3.9 million credit for a discrete item unrelated to current operations; and

•
The impact of material restructuring-related charges recognized in our US and Canadian entities in the second quarter of 2014. The tax rates in these jurisdictions are higher than our overall blended effective rate applicable to normal operations.

Excluding the impact of these items, our effective tax rate in the second quarter of 2014 was 33.5%.

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

First Half of 2014 Compared to the First Half of 2013

Sales:  Sales for the first half of 2014 were $10.87 billion, a $254.9 million or 2.3% decrease from the first half of 2013.  The sales decline was driven by a 5% decline in comparable store sales in North American Stores & Online, the impact of stores closures in North America, a $69.8 million unfavorable impact from changes in foreign exchange rates, and weakness in our European delivery businesses. These declines were partly offset by a 1.6% sales increase in North American Commercial and a 7% increase in Staples.com. Declines in business machines and technology accessories, ink and toner, core office supplies and computers were partly offset by growth in facilities and breakroom supplies and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.0% for the first half of 2014 compared to 25.8% for the first half of 2013.  This decline was primarily driven by lower product margins and by the negative impact of fixed costs on lower sales. Our gross profit rate in the first half of 2014 also reflects $15.7 million of inventory write-downs related to our 2014 Restructuring Plan.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $32.4 million or 1.4% from the first half of 2013 to the first half of 2014. The increase was primarily driven by investments to support our strategic reinvention, including third party fees associated with reflowing the merchandise assortment in our retail stores, as well as increased technology support costs and incentive compensation expense. These costs were partly offset by lower compensation expense due to headcount reductions. As a percentage of sales, selling, general and administrative expenses were 22.1% in the first half of 2014 compared with 21.3% in the first half of 2013.

Amortization of Intangibles: Amortization of intangibles was $29.7 million for the first half of 2014 compared to $26.8 million for the first half of 2013, primarily reflecting the amortization of customer relationships and technology assets.

Impairment on Long-Lived Assets: In the first half of 2014, we approved the closure of 137 retail stores in North America . As a result, we recognized long-lived asset impairment charges of $27.0 million in the first half of 2014. The charges primarily relate to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to our North American Stores & Online segment. There were no material impairment charges recognized in the first half of 2013.

Restructuring Charges: Restructuring charges incurred in the first half of 2014 were $101.9 million, which includes $76.5 million related to lease obligations for closed North American retail stores, $12.2 million of severance costs primarily related to the closure of retail stores and two delivery fulfillment center closures in North America, and $10.3 million of consulting fees and other costs associated with the store closure plan and the $500 million North American cost savings plan (see the 2014 Restructuring Plan section above). Of these amounts, $92.8 million relates to our North American Stores & Online segment, $5.5 million relates to North American Commercial, and $3.6 million relates to International Operations. Restructuring charges in the first half of 2014 also reflects a $4.2 million adjustment to increase the liability related to our 2013 restructuring plan due to changes in previous estimates for severance and other associated costs, primarily relating to our International Operations segment.

Gain on Sale of Businesses, net: On May 2, 2014, we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23.4 million. A working capital adjustment finalized in the second quarter of 2014 was not material. Smilemakers, Inc. was a component of the Company's North American Commercial segment. We also completed the sale of another small business unit recognizing a $1.6 million loss in the first quarter of 2014.

Interest Income: Interest income decreased to $1.5 million for the first half of 2014 from $3.0 million for the first half of 2013, primarily reflecting the impact of lower cash balances.

Interest Expense: Interest expense decreased to $25.0 million for the first half of 2014 from $61.2 million for the first half of 2013.  The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014. Our interest rate swap agreements related to these notes had reduced interest expense by $6.3 million for the first half of 2013.

Other Income (Expense), Net: Other income (expense), net was income of $5.5 million for the first half of 2014 compared to an expense of $7.8 million for the first half of 2013. The improvement was primarily due to foreign exchange gains recognized in the first half of 2014 compared with foreign exchange losses in the first half of 2013.

Income Taxes:  Our effective tax rate was (11.2)% in the first half of 2014 compared with 32.5% in the first half of 2013. The tax rate for the first half of 2014 reflects the following:

•	A $63.3 million reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $3.9 million credit for a discrete item that is unrelated to current operations;

•	The impact of material restructuring-related charges recognized in our US and Canadian entities in the first half of 2014;

•	$11.2 million of incremental tax expense stemming from taxable income generated in the US as a result of the repatriation of $127.3 million of cash from a foreign subsidiary; and

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of two businesses completed in the first quarter of 2014.

Excluding the impact of these items, our effective tax rate in the first half of 2014 was 33.5%.

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

Our North American Stores & Online and North American Commercial segments are managed separately because the way they sell and market products is different and the classes of customers they service are different. The International Operations are considered a separate reportable segment because of the significant differences in the operating environment from the North American operations.

Historically we have evaluated performance and allocate resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). Beginning in the first quarter of 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, including restructurings.     Intersegment sales and transfers are recorded at our cost; therefore, there is no intercompany profit or loss recognized on these transactions. See a reconciliation of total business unit income to income from continuing operations before income taxes in Note O - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Second Quarter of 2014 Compared to the Second Quarter of 2013

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2014 and 2013:

	(Amounts in thousands) 13 Weeks Ended		August 2, 2014	August 3, 2013
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	August 2, 2014	August 3, 2013
Sales:
North American Stores & Online	$2,282,149	$2,422,401	(5.8)%	(2.3)%
North American Commercial	1,997,050	1,946,259	2.6%	1.3%
International Operations	940,904	946,064	(0.5)%	(8.3)%
Total Sales	$5,220,103	$5,314,724	(1.8)%	(2.2)%

	(Amounts in thousands) 13 Weeks Ended		August 2, 2014	August 3, 2013
	August 2, 2014	August 3, 2013	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$27,773	$99,787	1.2%	4.1%
North American Commercial	130,561	128,202	6.5%	6.6%
International Operations	(21,872)	(19,617)	(2.3)%	(2.1)%
Business unit income	$136,462	$208,372	2.6%	3.9%

North American Stores & Online: Sales decreased by $140.3 million or 5.8% for the second quarter of 2014. This decrease was driven by a 5% decline in comparable store sales (resulting from a 4% decline in customer traffic and a 1% decline in average order size), a decline from store closures and a $22.7 million negative impact from changes in foreign exchange rates. Lower sales in retail were partially offset by an 8% increase in Staples.com driven by increased business customer acquisition, improved customer conversion, and an expanded assortment beyond office supplies. Declines in computers, business machines and technology accessories, ink and toner and core office supplies were partially offset by increased sales of facilities and breakroom supplies and copy and print services.

Business unit income as a percentage of sales decreased to 1.2% for the second quarter of 2014 from 4.1% for the second quarter of 2013. The decrease was driven by lower product margins in Staples.com, investments to accelerate growth in Staples.com and to support our strategic reinvention, increased marketing expense to drive awareness of our expanded product offerings, and deleverage of fixed expenses on lower sales. These declines were partially offset by reduced retail labor costs.

North American Commercial:  Sales increased by $50.8 million or 2.6% for the second quarter of 2014.  The increase was primarily due to increased sales of facilities and breakroom supplies, print solutions and furniture. This was partially offset by decreased sales of ink and toner as well as a $6.1 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales decreased to 6.5% for the second quarter of 2014 from 6.6% for the second quarter of 2013. The decline was primarily driven by investments to support our strategic reinvention and increased incentive compensation expense. These declines were partially offset by reduced marketing expense.

International Operations:  Sales decreased by $5.2 million or 0.5% for the second quarter of 2014. The decrease was primarily driven by weakness in our European online business. Comparable store sales in Europe were down 1%, reflecting an increase in average order size offset by a decrease in traffic versus the prior year.  The decrease was mostly offset by a $20.7 million favorable impact from foreign exchange rates.

Business unit loss as a percentage of sales was 2.3% for the second quarter of 2014 compared to 2.1% for the second quarter of 2013.  This higher loss reflects increased general and administrative costs in Europe during the process of transitioning to a more centralized pan-European business model, as well as the negative impact of fixed costs on lower sales in Europe. This was partially offset by improved product margins in Europe as we continue to benefit from pan-European assortment and pricing optimization, as well as reduced losses in Australia.

First Half of 2014 Compared to the First Half of 2013

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2014 and 2013:

	(Amounts in thousands) 26 Weeks Ended		August 2, 2014	August 3, 2013
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	August 2, 2014	August 3, 2013
Sales:
North American Stores & Online	$4,915,972	$5,190,778	(5.3)%	(3.0)%
North American Commercial	4,053,379	3,989,277	1.6%	1.5%
International Operations	1,905,011	1,949,240	(2.3)%	(10.5)%
Total segment sales	$10,874,362	$11,129,295	(2.3)%	(2.9)%

	(Amounts in thousands) 26 Weeks Ended		August 2, 2014	August 3, 2013
	August 2, 2014	August 3, 2013	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$120,472	$272,106	2.5%	5.2%
North American Commercial	266,266	278,094	6.6%	7.0%
International Operations	(46,844)	(30,373)	(2.5)%	(1.6)%
Business unit income	$339,894	$519,827	3.1%	4.7%

North American Stores & Online: Sales decreased by $274.8 million or 5.3% for the first half of 2014. This decrease was driven by a 5% decline in comparable store sales, resulting from lower traffic, the impact of stores closures and a $69.8 million negative impact from changes in foreign exchange rates. Lower sales in retail were partially offset by a 7% increase in Staples.com. Declines in business machines and technology accessories, computers, core office supplies, and ink and toner were partially offset by increased sales of facilities and breakroom supplies and copy and print services.

Business unit income as a percentage of sales declined to 2.5% for the first half of 2014 from 5.2% for the first half of 2013. The decrease was driven by lower product margins, investments to support our strategic reinvention, increased incentive compensation expense, increased marketing expense to drive awareness of our expanded product offerings, and deleverage of fixed expenses on lower sales. These declines were partially offset by reduced retail labor expense.

North American Commercial:  Sales increased by $64.1 million or 1.6% for the first half of 2014. The increase was primarily due to increased sales of facilities and breakroom supplies and furniture. This was partially offset by decreased sales of ink and toner and a $17.4 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales was 6.6% in the first half of 2014 compared to 7.0% in the first half of 2013. The decline was primarily driven by investments to support our strategic reinvention, sales force and increased incentive compensation expense, partially offset by reduced marketing expense.

International Operations:  Sales decreased by $44.2 million or 2.3% for the first half of 2014. The decrease was primarily driven by weakness in our European delivery businesses. Comparable store sales in Europe were flat, reflecting an increase in average order size offset by a decrease in traffic versus the prior year.  The decrease was partially offset by a $17.5 million favorable impact from foreign exchange rates.

Business unit loss as a percentage of sales was 2.5% for the first half of 2014 compared to 1.6% for the first half of 2013.  This decrease reflects increased general and administrative costs in Europe as we transition to a more centralized pan-European business model, lower product margins in Australia, and the negative impact of fixed costs on lower sales in Europe. This was partially offset by improved product margins in Europe as we continue to benefit from pan-European assortment and pricing optimization and lower salary costs in Australia.

Definition of comparable store sales

In our analysis of our results of operations, we refer to comparable store sales measures that represent a comparison of sales for a particular store in the current period with sales for that same store in the corresponding period in the prior year. Stores become comparable as of the beginning of the 13th full fiscal month in which they are open. For stores that we close, the stores remain comparable through their last full fiscal monthly period of sales. For relocations, if the new store location opens within two days of the closure of the old location, and within a five mile radius of the old location, then the sales for the new location are compared with the sales for the old location; otherwise, the old location is treated as a closure and the new location is treated as an opening of a new store. For international locations, the prior year sales are translated using the current year’s average exchange rates for comparability. Comparable store sales figures exclude online sales. Transactions at in-store kiosks are included in comparable store sales if payment is made through the Company's point-of-sale systems.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $303.6 million for first half of 2014 compared to $347.6 million for first half of 2013, a decrease of $44.0 million.  The decrease was driven by lower net income adjusted for non-cash expenses, partly offset by favorable changes in working capital and other operating assets and liabilities.

Cash used in investing activities was $124.3 million for the first half of 2014 compared to cash used of $149.9 million for the first half of 2013, a decrease of $25.7 million.  In the first half of 2014, we spent a net $67.9 million of cash to acquire PNI Digital Media Inc. ("PNI"), and received proceeds of $50.2 million related to the sale of our Smilemakers, Inc. business and a small business in Europe. We did not have any acquisitions or divestitures in the first half of 2013. In the first half of 2013, we spent $34.3 million in connection with the termination of our joint venture in India. Capital spending in the first half of 2014 decreased by $14.3 million year-over-year primarily due to timing of expenditures. For the full year, we expect a modest increase in capital spending, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores.

Cash used in financing activities was $260.8 million for the first half of 2014 compared to $319.6 million for the first half of 2013, a decrease of $58.8 million.  The decrease is primarily attributable to a $54.2 million reduction in cash spent on share repurchases under our share repurchase plan; we spent $110.5 million in the first half of 2014 to repurchase 9.2 million shares compared with $164.7 million spent in the first half of 2013 to buy 11.3 million shares. In the first half of 2014, the Company paid shareholders cash dividends of $0.24 per share for a total of $153.8 million, which compares with dividends of $0.24 per share for a total of $156.9 million paid in the first half of 2013, a decline of $3.1 million.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of August 2, 2014, we had approximately $1.48 billion in total cash and funds available through credit agreements, which consisted of $1.06 billion of available credit and $417.2 million of cash and cash equivalents. Of the $417.2 million in cash and cash equivalents, approximately $198.8 million is held in jurisdictions outside the United States. During the first quarter of 2014, we repatriated $127.3 million of cash held by one of our foreign subsidiaries.  As a result, during the first quarter of 2014, we recorded income tax expense of $11.2 million related to taxable income generated in the U.S. stemming from this repatriation. For the undistributed earnings that remain in our foreign subsidiaries after this repatriation that have not been previously taxed in the U.S., our intention remains to indefinitely reinvest those funds outside of the U.S., and accordingly deferred taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability related to the remaining undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

 We have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. We typically use proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During the first half of 2014, we borrowed under the Commercial Paper Program to support our seasonal working capital requirements. As of August 2, 2014, no of Commercial Paper Notes were outstanding. The maximum amount outstanding under the Commercial Paper Program during the first half of 2014 was $150.0 million. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

We also have various other lines of credit under which we may borrow a maximum of $163.5 million. At August 2, 2014, we had outstanding borrowings of $103.1 million and outstanding letters of credit of $0.2 million, leaving $60.2 million of available credit at that date.

During the first half of 2014, we entered into $22.7 million of new capital lease obligations.

A summary, as of August 2, 2014, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	August 2, 2014
	Available Credit	Debt Outstanding
January 2018 Notes	—	499,056
January 2023 Notes	—	499,188
May 2018 Revolving Credit Facility	1,000,000	—
Other lines of credit	60,198	103,100
Capital lease obligations and other notes payable	—	26,177
Total	$1,060,198	$1,127,521

At August 2, 2014, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2013 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of August 2, 2014, nor did we utilize any during the first half of 2014.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We expect a modest increase in capital spending in 2014 compared with 2013, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows. Capital expenditures were $109.8 million in the first half of 2014 compared to $124.0 million in the first half of 2013, a decrease of $14.3 million.

While we have primarily grown organically, we may use capital to engage in strategic acquisitions or joint ventures. We consider many types of acquisitions for their strategic and other benefits.  On July 11, 2014, we completed the acquisition of PNI for a net $67.9 million. PNI provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, documents, wedding invitations, stationery and more. We plan to invest in PNI so that we can leverage its platform to grow our copy and print businesses, as well as to help PNI grow its existing customer base.

In addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.  We paid a second quarter of 2014 cash dividend of $0.12 per share on July 17, 2014 to stockholders of record on June 27, 2014.  We expect the total value of quarterly cash dividend payments for fiscal 2014 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2014 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

On September 13, 2011, we announced a repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. In the first half of 2014, we spent $110.5 million to repurchase 9.2 million shares under the 2011 Repurchase Plan. As of August 2, 2014, we have spent a total of $1.05 billion to repurchase 77.3 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $451.9 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At August 2, 2014, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of August 2, 2014, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 2, 2014, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 2, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to routine litigation incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.    Risk Factors

If we fail to meet the changing needs of our customers our business and financial performance could be adversely affected.

We are currently engaged in a multi-year effort to evolve our business to meet the changing needs of our customers. One of our top priorities is to significantly expand our product and service offerings beyond traditional core office supplies, a category that is declining. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies and service offerings, such as our copy and print services. We are also enhancing our ecommerce platforms to provide easy-to-shop websites and increasing coordination between our online business and our retail stores. Our success is dependent on providing our customers the selection of products, as well as services, at competitive prices that meet customers' changing needs and purchasing habits.  If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer.   Failure to provide the products and services preferred by our customers could have a material adverse affect on our revenue, results of operations and ability to attract and retain customers.

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

    At August 2, 2014, we had $3.2 billion of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill. We have recorded substantial goodwill impairment charges in the past and we are closely monitoring the goodwill balances related to our China and Australia reporting units. These reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This could have an adverse impact on our financial position and results of operations.

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
As of August 2, 2014, our consolidated outstanding debt was $1.1 billion and we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the second quarter of fiscal 2014:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
May 4, 2014 - May 31, 2014	1,000,321	$12.32	1,000,200	$480,071,000
June 1, 2014 - July 5, 2014	2,883,108	11.04	1,419,425	464,334,000
July 6, 2014 - August 2, 2014	1,112,700	11.12	1,112,700	451,938,000
Total for the second quarter of 2014	4,996,129	$11.31	3,532,325	$451,938,000
____________________________________________

(1)
Includes a total of 1,463,804 shares of our common stock withheld during the second quarter of our 2014 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans. Of this amount, 1,463,683 shares were canceled with a commensurate amount added to the allotment of shares available for future issuance under our equity incentive plans.

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

STAPLES, INC.

Date:	August 20, 2014	By:	/s/ CHRISTINE T. KOMOLA
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-k filed on June 2, 2014.
10.2+	Form of Restricted Stock Unit Award Agreement.
10.3+	Form of Performance Share Award Agreement.
10.4+	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant).
10.5+	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Lead Director and Committee Chairs).
10.6+	Amended and Restated Employee Stock Purchase Plan.
10.7+	Non-Management Director Compensation Summary.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.