Form 10-Q
period 2014-11-01
STAPLES INC
filed 2014-11-19
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  November 1, 2014

or

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

The registrant had 639,801,830 shares of common stock outstanding as of November 17, 2014.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
November 1, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$770,007	$492,532
Receivables, net	1,964,553	1,838,714
Merchandise inventories, net	2,349,721	2,328,299
Deferred income tax assets	195,464	179,566
Prepaid expenses and other current assets	318,890	400,447
Total current assets	5,598,635	5,239,558

Property and equipment:
Land and buildings	987,358	990,324
Leasehold improvements	1,255,663	1,306,987
Equipment	2,837,502	2,778,294
Furniture and fixtures	1,036,579	1,078,876
Total property and equipment	6,117,102	6,154,481
Less: Accumulated depreciation	4,387,009	4,283,762
Net property and equipment	1,730,093	1,870,719

Intangible assets, net of accumulated amortization	359,626	382,700
Goodwill	3,181,981	3,233,597
Other assets	434,068	448,302
Total assets	$11,304,403	$11,174,876
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,201,050	$1,997,494
Accrued expenses and other current liabilities	1,327,146	1,266,974
Debt maturing within one year	92,526	103,982
Total current liabilities	3,620,722	3,368,450

Long-term debt, net of current maturities	1,025,740	1,000,205
Other long-term obligations	625,351	665,386

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 939,733,799 and 640,099,237 shares at November 1, 2014 and 938,722,858 shares and 652,860,207 shares at February 1, 2014, respectively	564	563
Additional paid-in capital	4,896,381	4,866,467
Accumulated other comprehensive loss	(643,764)	(507,154)
Retained earnings	7,166,108	7,001,755
Less: Treasury stock at cost, 299,634,562 shares at November 1, 2014 and 285,862,651 shares at February 1, 2014	(5,395,200)	(5,229,368)
Total Staples, Inc. stockholders’ equity	6,024,089	6,132,263
Noncontrolling interests	8,501	8,572
Total stockholders’ equity	6,032,590	6,140,835
Total liabilities and stockholders’ equity	$11,304,403	$11,174,876

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sales	$5,961,531	$6,111,695	$16,835,893	$17,240,990
Cost of goods sold and occupancy costs	4,365,255	4,456,969	12,521,280	12,715,758
Gross profit	1,596,276	1,654,726	4,314,613	4,525,232
Operating expenses:
Selling, general and administrative	1,224,049	1,210,251	3,627,438	3,581,206
Impairment of long-lived assets	8,970	—	35,974	—
Restructuring charges	24,565	64,085	126,467	64,085
Amortization of intangibles	16,139	13,794	45,844	40,551
Total operating expenses	1,273,723	1,288,130	3,835,723	3,685,842

Gain on sale of businesses, net	5,690	—	27,495	—

Operating income	328,243	366,596	506,385	839,390

Other income (expense):
Interest income	632	1,319	2,175	4,289
Interest expense	(12,566)	(30,446)	(37,527)	(91,682)
Other income (expense), net	(2,538)	3,975	2,913	(3,834)
Income from continuing operations before income taxes	313,771	341,444	473,946	748,163
Income tax expense	96,979	121,359	79,069	253,542
Income from continuing operations	216,792	220,085	394,877	494,621
Discontinued Operations:
Loss from discontinued operations, net of income taxes	—	(84,857)	—	(86,935)
Net income	$216,792	$135,228	$394,877	$407,686

Basic Earnings Per Common Share:
Continuing operations	$0.34	$0.34	$0.62	$0.76
Discontinued operations	—	(0.13)	—	(0.13)
Net income	$0.34	$0.21	$0.62	$0.63
Diluted Earnings Per Common Share:
Continuing operations	$0.34	$0.34	$0.61	$0.75
Discontinued operations	—	(0.13)	—	(0.13)
Net income	$0.34	$0.21	$0.61	$0.62

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Comprehensive income from consolidated operations	$80,036	$191,130	$258,196	$352,528
Comprehensive income (loss) attributed to noncontrolling interests	89	52	(71)	185
Comprehensive income attributed to Staples, Inc.	$79,947	$191,078	$258,267	$352,343

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)
(Unaudited)

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Operating Activities:
Consolidated net income	$394,877	$407,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	300,348	301,348
Amortization of intangibles	45,844	40,551
(Gain) loss on sale of businesses, net	(27,495)	80,887
Impairment of long-lived assets	35,974	—
Inventory write-downs related to restructuring activities	26,307	—
Stock-based compensation	51,051	62,113
Excess tax benefits from stock-based compensation arrangements	(404)	(2,164)
Deferred income tax (benefit) expense	(20,670)	41,856
Other	15,489	(1,481)
Changes in assets and liabilities:
Increase in receivables	(150,703)	(81,505)
Increase in merchandise inventories	(72,090)	(138,399)
Decrease in prepaid expenses and other assets	47,924	17,359
Increase in accounts payable	221,364	203,200
Increase in accrued expenses and other liabilities	71,048	52
Decrease in other long-term obligations	(30,686)	(56,364)
Net cash provided by operating activities	908,178	875,139

Investing Activities:
Acquisition of property and equipment	(201,076)	(204,212)
Cash paid for termination of joint venture	—	(34,298)
Proceeds from the sale of property and equipment	3,160	12,849
Sale of businesses, net	58,639	(12,736)
Acquisition of businesses, net of cash acquired	(67,888)	(74,632)
Net cash used in investing activities	(207,165)	(313,029)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	19,689	56,146
Proceeds from borrowings	19,488	31,614
Payments on borrowings and capital lease obligations	(44,721)	(39,863)
Purchase of noncontrolling interest	—	(96)
Cash dividends paid	(230,524)	(234,939)
Excess tax benefits from stock-based compensation arrangements	404	2,164
Repurchase of common stock	(182,940)	(303,254)
Net cash used in financing activities	(418,604)	(488,228)
Effect of exchange rate changes on cash and cash equivalents	(12,802)	(16,308)
Net increase in cash and cash equivalents	269,607	57,574
Cash and cash equivalents at beginning of period	492,532	1,334,302
Cash and cash equivalents at end of period	762,139	1,391,876
Less: Change in cash and cash equivalents attributed to discontinued operations	—	(705)
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	7,868	—
Cash and cash equivalents at the end of the period	$770,007	$1,391,171
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 39 weeks ended November 1, 2014 (also referred to as the “third quarter of 2014" and "year-to-date 2014") and the period covering the 13 and 39 weeks ended November 2, 2013 (also referred to as the “third quarter of 2013” and "year-to-date 2013").

On July 11, 2014, Staples completed its acquisition of PNI Digital Media, Inc. ("PNI") for $67.9 million. PNI's results of operations are included in the Company's consolidated results from that date forward.

The Company's former European Printing Systems Division business ("PSD") was presented as a discontinued operation in the condensed consolidated statement of comprehensive income during the third quarter of 2013 and year-to-date 2013. The Company completed the sale of PSD on October 5, 2013. Unless otherwise stated, any reference to the condensed consolidated statement of comprehensive income in the notes to the condensed consolidated financial statements for that period refers to results from continuing operations.

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

In April 2014, a pronouncement was issued that changes the requirements for reporting discontinued operations. The new pronouncement stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The guidance will apply to components of the Company that are disposed or classified as held for sale after the effective date. The adoption of this guidance had no impact on the Company's condensed consolidated financial statements for year-to-date 2014.

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
In the first half of 2014, the Company approved the closure of 137 specific retail stores. Also in the first half of 2014, pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, the Company approved the closure of two fulfillment centers.
In the third quarter of 2014, the Company approved the closure of an additional 53 retail stores, which includes the planned closure of 36 stores in the fourth quarter of 2014 and 17 stores in the first quarter of 2015. Also in the third quarter of 2014, the Company approved the closure of certain facilities and the outsourcing of certain logistics functions that currently support its North American delivery businesses.
As a result of these actions, the Company recorded pre-tax charges of $48.4 million and $192.3 million in the third quarter and year-to-date 2014, respectively. The table below provides a summary of the charges recorded in the third quarter and year-to-date 2014 for each major type of cost associated with the 2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during the fourth quarter of 2014 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred		Estimated costs to be incurred
	Third quarter of 2014	Year-to-Date 2014	Fourth quarter of 2014
Employee related costs	$8.6	$20.8	$15M - 25M
Contractual obligations	15.8	92.4	25M - 35M
Other associated costs	2.1	12.5	Less than 5M
Total restructuring charges	26.6	125.7	40M - 65M
Impairment of long-lived assets and accelerated depreciation	11.2	40.3	5M - 10M
Inventory write-downs	10.6	26.3	Less than 5M
Total charges	$48.4	$192.3	$45M - 80M

North American Stores & Online	$29.4	$153.7	$20M - 30M
North American Commercial	15.9	33.2	10M - 20M
International Operations	3.1	5.4	15M - 30M
Total charges	$48.4	$192.3	$45M - 80M

The Company's estimates of future charges could change as the Company's plans evolve and become finalized. The actual amount of charges recognized during the fourth quarter of 2014 will depend on which specific additional retail stores, if

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

any, are approved for closure during the remainder of the fiscal year, as well as the timing of such closures. The actual amount of charges recognized during the remainder of 2014 will also depend on the nature and timing of other specific actions to be taken related to the $500 million costs savings plan. At this time the Company cannot reliably estimate the costs to be incurred in fiscal 2015 related to the 2014 Plan, given the degree of uncertainty related to the timing and nature of the specific actions to be taken next year. The Company continues to evaluate the scope and nature of its restructuring plans.
See Note D - Impairment of Long-Lived Assets for additional information related to the $9.0 million and $36.0 million of fixed asset impairment charges recorded during the third quarter and year-to-date 2014, respectively. The Company also recorded accelerated depreciation of $2.2 million and $4.3 million in the third quarter and year-to-date of 2014, respectively, primarily related to the planned closure of facilities supporting the Company's North American delivery operations.

During the third quarter and year-to-date 2014, the Company recognized inventory write-downs of $10.6 million and $26.3 million, respectively, primarily related to the rationalization of certain SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, as well as the retail store closures. The inventory write-downs are included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

The table below shows the restructuring charges recorded during the year-to-date 2014 and the related liability balances as of November 1, 2014 for each major type of cost associated with the 2014 Plan (in thousands):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of February 1, 2014	$—	$—	$—	$—
Charges	20,836	92,365	12,479	125,680
Cash payments	(6,857)	(20,837)	(5,551)	(33,245)
Foreign currency translations	(87)	(236)	(9)	(332)
Accrued restructuring balance as of November 1, 2014	$13,892	$71,292	$6,919	$92,103

Of the $125.7 million of restructuring charges incurred during year-to-date 2014 related to the 2014 Plan, approximately $111.9 million relates to North American Stores & Online, $10.1 million relates to North American Commercial and $6.5 million relates to International Operations. For the restructuring liabilities associated with the 2014 Plan, $53.8 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of November 1, 2014. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the end of fiscal 2015. The Company anticipates that payments related to facility lease obligations will be completed by fiscal year 2025.

The restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. The table below shows how the $125.7 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 1, 2014
Cost of goods sold and occupancy costs	$14,270	$90,656
Selling, general and administrative	12,335	35,024
Total	$26,605	$125,680

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

During the first three quarters of 2014, the Company recorded adjustments to increase the employee-related liability associated with the 2013 Plan by $5.5 million and to decrease the liability for other associated costs by $1.2 million. The adjustment to the employee-related liability stemmed from changes in estimates regarding the number of headcount reductions and the amount of severance benefits per associate, primarily related to the closure of a distribution center in Europe and the Company's restructuring of its European marketing and merchandising organizations. The adjustment to the liability for other associated costs resulted from changes in estimates related to professional fees incurred in connection with the 2013 Plan.

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2013 Plan (in thousands):

	2013 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$62,489	$2,532	$65,021
Cash payments	(15,603)	(1,327)	(16,930)
Adjustments	5,477	(1,243)	4,234
Foreign currency translations	(3,927)	38	(3,889)
Accrued restructuring balance as of November 1, 2014	$48,436	$—	$48,436

For the restructuring liabilities associated with the 2013 Plan, all of the balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of November 1, 2014. The Company expects that the payments related to the employee related liabilities will be substantially completed by the third quarter of fiscal 2015.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 Plan (in thousands):

	2012 Plan
	Contractual Obligation	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$28,681	$13,787	$179	$42,647
Cash payments	(12,460)	(6,835)	—	(19,295)
Adjustments	(428)	(2,839)	(179)	(3,446)
Foreign currency translations	(406)	442	—	36
Accrued restructuring balance as of November 1, 2014	$15,387	$4,555	$—	$19,942
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by the first quarter of 2015. The Company anticipates that payments related to facility lease obligations will be completed by fiscal year 2024. During the third quarter of 2014 the Company recorded an adjustment to reduce the severance liability related to the 2012 restructuring plan by $2.0 million due to changes in estimates for the amount of severance benefits to be paid under this plan (primarily related to the Company's North American Stores & Online segment).

For the restructuring liabilities associated with the 2012 Plan, $6.2 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of November 1, 2014.

Note D — Impairment of Long-Lived Assets

During the first nine months of 2014, the Company approved the closure of 190 retail stores pursuant to its plan to close up to 225 retail stores in North America by the end of 2015 (see Note C - Restructuring Charges). As a result, in the third quarter of 2014 and year-to-date 2014, the Company recorded long-lived asset impairment charges of $9.0 million and $36.0 million, respectively, primarily relating to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. These charges relate to the Company's North American Stores & Online segment.

These charges were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” ("ASC Topic 820"). The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any. The Company determined that the fair value of the impaired assets was not material.

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

The Company also completed the sale of a small business in Europe in the first quarter of 2014 and the sale of a small U.S. business that was a component of the Company's North American Commercial segment in the third quarter of 2014, recognizing a $1.6 million loss and a $5.7 million gain on the sales, respectively.

On October 5, 2013, the Company completed the sale of PSD, recognizing a preliminary loss on disposal of $80.9 million in the third quarter of 2013 that is subject to the impact of a working capital adjustment to the purchase price. The loss is included in Loss from discontinued operations, net of income taxes in the condensed consolidated statements of comprehensive income. The amount of the working capital adjustment is currently in dispute between the parties to the transaction. The parties are currently pursuing dispute resolution procedures to attempt to resolve the issue.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table details PSD's results of operations during the nine and thirty-five weeks ended October 5, 2013, which were reported in discontinued operations (in thousands):

	9 Weeks Ended	35 Weeks Ended
	October 5, 2013
Sales	$37,641	$199,224

Loss from discontinued operations, before income taxes (including loss on disposal of $80.9 million in the 9 and 35 weeks ended October 5, 2013)	(86,070)	(88,301)
Income tax benefit	(1,213)	(1,366)
Loss from discontinued operations, net of income taxes	$(84,857)	$(86,935)

Note F — Income Taxes

As of November 1, 2014, the Company's liability for unrecognized tax benefits decreased by a net $43.8 million compared with February 1, 2014. The following table summarizes the activity related to the Company's unrecognized tax benefits during the first nine months of 2014 (in thousands):

Unrecognized tax benefits
Balance at February 1, 2014	$280,959
Additions for tax positions related to the current year	15,317
Additions for tax positions related to prior years	36,022
Reductions for tax positions related to prior years	(78,214)
Settlements	(16,899)
Balance at November 1, 2014	$237,185

The decline in the liability for unrecognized tax benefits during year-to-date 2014 reflects, in part, a $63.3 million net reduction in the liability in the second quarter of 2014 for discrete items that impacted the Company's income tax rate. The primary driver of this net reduction was the resolution of federal and foreign audits during the second quarter of 2014.  The federal audit primarily pertained to the utilization of certain net operating loss carryforwards that the Company acquired by virtue of its acquisition of Corporate Express, while the foreign audits primarily pertained to France. The $63.3 million net reduction also reflects certain increases to the reserve as a result of recent state and foreign court decisions in certain jurisdictions in which the Company operates.

As of November 1, 2014, the Company had $237.2 million of gross unrecognized tax benefits, of which $220.2 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of the liability associated with its uncertain tax positions during the next twelve months.

The Company had $43.3 million and $46.7 million accrued for gross interest and penalties as of November 1, 2014 and February 1, 2014, respectively.

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

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note H - Debt and Credit Agreements) as of November 1, 2014 and February 1, 2014 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	November 1, 2014		February 1, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499,124	$505,150	$498,919	$505,189
January 2023 Notes	499,212	499,600	499,140	486,947

The following table shows the Company’s assets and liabilities as of November 1, 2014 and February 1, 2014 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	November 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$14,574	$—	$—
Non-designated derivative asset	—	544	—

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$37,288	$—	$—
Liabilities
Non-designated derivative liabilities	—	(4,688)	—

     The derivatives shown in the tables above have not been designated as hedges pursuant to the guidelines of ASC 815, "Derivatives and Hedging."

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio.

The Company has a commercial paper program ("Commercial Paper Program") that allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. The Company typically uses proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During year-to-date 2014, the Company borrowed under the Commercial Paper Program to support its seasonal working capital requirements. As of November 1, 2014, no Commercial Paper Notes were outstanding. The maximum amount outstanding under the Commercial Paper Program during year-to-date 2014 was $150.0 million.

The Company has various other lines of credit under which it may borrow a maximum of $144.9 million. At November 1, 2014, the Company had outstanding borrowings of $79.8 million and outstanding letters of credit of $0.2 million related to these lines of credit, leaving $64.9 million of available credit at that date.

The major components of the Company’s outstanding debt as of November 1, 2014 and February 1, 2014 are as follows (in thousands):

	November 1, 2014	February 1, 2014
January 2018 Notes	$499,124	$498,919
January 2023 Notes	499,212	499,140
Other lines of credit	79,760	100,100
Capital lease obligations and other notes payable	40,170	6,028
	1,118,266	1,104,187
Less: current portion	(92,526)	(103,982)
Net long-term debt	$1,025,740	$1,000,205

The Company entered into $37.7 million of new capital lease obligations during year-to-date 2014. Staples did not incur any new capital lease obligations in 2013.

Note I — Derivatives Instruments and Hedging Activities

From time to time, Staples uses interest rate swaps, foreign currency swaps and foreign currency forward agreements to offset certain operational and balance sheet exposures related to changes in interest or foreign exchange rates.  These agreements are entered into to support transactions made in the normal course of business and, accordingly, are not speculative in nature.  The derivatives qualify for hedge accounting treatment if they are highly effective in offsetting the underlying exposures related to the hedged items.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Foreign Currency Forwards and Swaps:

In December 2011, the Company entered into foreign currency forwards designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, had collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of $24.2 million, which was recorded within Other income (expense), net. In 2013, the Company settled 150 million Canadian dollars of notional amount in its second fiscal quarter and the final 100 million Canadian dollars of notional amount in the third quarter, realizing losses of $1.0 million and $4.2 million in the third quarter and year-to-date 2013, respectively which were recorded within Other income (expense), net. Unrealized gains of $5.8 million were recognized in Other expense, net during year-to-date 2013 related to the outstanding portions of this fair value hedge.

Note J — Equity Based Employee Benefit Plans

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.  Prior to June 2014, Restricted Shares and non-qualified stock options were granted under the Company's Amended and Restated 2004 Stock Incentive Plan. Shares issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest.  For stock awards with service conditions only, vesting occurs over different periods, depending on the terms of the individual award, but expenses relating to these awards are recognized on a straight line basis over the applicable vesting period. For awards that include performance conditions, the Company recognizes compensation expense during the performance period to the extent achievement of the performance condition is deemed probable relative to targeted performance. A change in the Company's estimate of the probable outcome of a performance condition is accounted for in the period of the change by recording a cumulative catch-up adjustment.

    The following table summarizes the activity during year-to-date 2014 related to non-qualified stock options and Restricted Shares:

	Non-qualified Stock Options		Restricted Shares (1)
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at February 1, 2014	36,252,522	$20.35	10,174,432	$14.66
Granted	—	—	4,712,557	11.18
Exercised (2)	—	—	(4,739,282)	14.65
Canceled	(128,328)	15.29	(868,903)	14.29
Expired	(8,239,502)	20.26	—	—
Outstanding at November 1, 2014	27,884,692	$20.40	9,278,804	$12.93

Exercisable at November 1, 2014	25,819,787	$20.90
Vested or expected to vest at November 1, 2014	27,675,079	$20.45

(1)	Excludes outstanding performance shares

(2)	Represents exercise of stock options or vesting of Restricted Shares

In connection with its equity-based employee compensation and benefit plans, Staples recognized $14.2 million and $51.1 million in compensation expense for the third quarter and year-to-date 2014, respectively, and $15.1 million and $62.1 million in compensation expense for the third quarter and year-to-date 2013, respectively. As of November 1, 2014, Staples had $87.5 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through September 2017.

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
The agreements entered into in March 2014 pertain to fiscal years 2014, 2015 and 2016. The aggregate target number of shares for each year is 0.6 million. Vesting for the 2014 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2014. The 2014 tranche had an aggregate grant-date fair value of $7.2 million.
The agreements entered into in April 2013 pertained to fiscal years 2013, 2014 and 2015, with an aggregate targeted number of shares for each year of 0.5 million. For the tranche relating to fiscal year 2013, 49.74% of the target shares were earned based on the extent to which the performance targets were achieved, subject to adjustment based on TSR at the end of the three year performance period. In March 2014, the performance metrics and corresponding targets were established for the tranche relating to fiscal 2014. Vesting for this tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2014. The 2014 tranche had an aggregate grant-date fair value of $6.0 million.
Employee stock purchase plan

Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. Historically, including the first half of 2014, U.S. and International associates were able to purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. Effective beginning in the third quarter of 2014, the 2012 Employee Stock Purchase Plan was amended such that the purchase price will be based on 85% of the market price of the common stock at the end of the offering period. During year-to-date 2014 and 2013, the Company issued 2.1 million shares and 2.2 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the third quarter and year-to-date 2014 and 2013 associated with the pension and other post-retirement benefit plans is based on unaudited actuarial estimates of such costs. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2014 and 2013 related to the plans (in thousands):

	13 Weeks Ended November 1, 2014
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,265	$3,265	$445
Interest cost	454	9,414	9,868	447
Expected return on plan assets	(484)	(15,637)	(16,121)	—
Amortization of unrecognized losses and prior service costs	3	3,435	3,438	608
Total (benefit) cost	$(27)	$477	$450	$1,500

	13 Weeks Ended November 2, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$3,994	$3,994	$798
Interest cost	410	7,886	8,296	633
Expected return on plan assets	(468)	(15,372)	(15,840)	—
Amortization of unrecognized losses and prior service costs	155	3,360	3,515	534
Total cost (benefit)	$97	$(132)	$(35)	$1,965

	39 Weeks Ended November 1, 2014
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$10,144	$10,144	$1,335
Interest cost	1,362	29,223	30,585	1,341
Expected return on plan assets	(1,452)	(48,553)	(50,005)	—
Amortization of unrecognized losses and prior service costs	11	10,672	10,683	1,824
Total (benefit) cost	$(79)	$1,486	$1,407	$4,500

	39 Weeks Ended November 2, 2013
	Pension Plans			Other Post-Retirement Benefit Plan Total
	U.S. Plans	International Plans	Total
Service cost	$—	$11,834	$11,834	$2,394
Interest cost	1,229	23,360	24,589	1,899
Expected return on plan assets	(1,403)	(45,525)	(46,928)	—
Amortization of unrecognized losses and prior service costs	465	9,955	10,420	1,602
Total cost (benefit)	$291	$(376)	$(85)	$5,895

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Stockholders' Equity

The following table details the changes in accumulated other comprehensive loss ("AOCL") for year-to-date 2014 (in thousands):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 1, 2014	$(255,404)	$(251,750)	$(507,154)
Foreign currency translation adjustment	(144,655)	—	(144,655)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses	(1,335)	—	(1,335)
Amortization of deferred benefit costs (net of taxes of $3.1 million)	—	9,380	9,380
Balance at November 1, 2014	$(401,394)	$(242,370)	$(643,764)

The following table details the line items in the condensed consolidated statements of comprehensive income affected by the reclassification adjustments during the third quarter and year-to-date 2014 and 2013 (in thousands):

	Amount reclassified from AOCL
	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Selling, general and administrative	$4,046	$4,049	$12,507	$12,022
Gain on sale of businesses, net	—	—	(1,335)	—
Income before tax	(4,046)	(4,049)	(11,172)	(12,022)
Income tax expense	(1,012)	(1,425)	(3,127)	(3,940)
Income from continuing operations	(3,034)	(2,624)	(8,045)	(8,082)
Loss from discontinued operations	—	3,265	—	3,265
Net income from continuing operations	$(3,034)	$641	$(8,045)	$(4,817)

     The changes in the amounts of stockholders' equity attributable to noncontrolling interests during year-to-date 2014 and 2013 related solely to foreign currency translation adjustments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2014 and 2013 is as follows (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Numerator:
Income from continuing operations	$216,792	$220,085	$394,877	$494,621
Loss from discontinued operations	—	(84,857)	—	(86,935)
Net income	216,792	135,228	394,877	407,686

Denominator:
Weighted-average common shares outstanding	640,301	650,967	641,709	653,536
Effect of dilutive securities:
Employee stock options and restricted shares	3,778	4,071	5,037	6,978
Weighted-average common shares outstanding assuming dilution	644,079	655,038	646,746	660,514

Basic Earnings Per Common Share
Continuing operations	$0.34	$0.34	$0.62	$0.76
Discontinued operations	—	(0.13)	—	(0.13)
Net income	$0.34	$0.21	$0.62	$0.63

Diluted Earnings Per Common Share
Continuing operations	$0.34	$0.34	$0.61	$0.75
Discontinued operations	—	(0.13)	—	(0.13)
Net income	$0.34	$0.21	$0.61	$0.62

For the third quarter and year-to-date 2014, approximately 28.5 million and 30.9 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the third quarter and year-to-date 2013, approximately 34.5 million and 36.3 million of potentially dilutive equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). Beginning in the first quarter of 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, including restructurings. In the third quarter of 2014, business unit income for North American Stores & Online and

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

North American Commercial excludes $1.2 million and $9.4 million, respectively, of inventory write-downs related to restructuring activities. In year-to-date 2014, business unit income for North American Stores & Online and North American Commercial excludes $6.3 million and $19.9 million, respectively, of inventory write-downs related to restructuring activities. In the third quarter of 2014, business unit income for North American Stores & Online, North American Commercial and International Operations excludes $0.2 million, $1.8 million and $0.2 million, respectively, of accelerated depreciation related to restructuring activities. In year-to-date 2014, business unit income for North American Stores & Online, North American Commercial and International Operations excludes $0.4 million, $3.2 million and $0.7 million, respectively, of accelerated depreciation related to restructuring activities. In the third quarter and year-to-date 2013, we did not recognize any inventory write-downs nor any accelerated depreciation or amortization related to exit and disposal activities.

Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the third quarter and year-to-date 2014 and 2013 (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	Sales
North American Stores & Online	$2,833,971	$3,012,860	$7,749,944	$8,203,638
North American Commercial	2,157,933	2,088,955	6,211,311	6,078,232
International Operations	969,627	1,009,880	2,874,638	2,959,120
Total segment sales	$5,961,531	$6,111,695	$16,835,893	$17,240,990

	Business Unit Income (Loss)
North American Stores & Online	$217,962	$285,435	$338,432	$557,541
North American Commercial	159,117	158,709	425,384	436,803
International Operations	6,053	1,617	(40,790)	(28,756)
Business unit income	383,132	445,761	723,026	965,588
Stock-based compensation	(14,187)	(15,080)	(51,051)	(62,113)
Impairment of long-lived assets	(8,970)	—	(35,974)	—
Restructuring charges	(24,565)	(64,085)	(126,467)	(64,085)
Gain on sale of businesses, net	5,690	—	27,495	—
Inventory write-downs related to restructuring activities	(10,610)	—	(26,307)	—
Accelerated depreciation related to restructuring activities	(2,247)	—	(4,337)	—
Interest and other expense, net	(14,472)	(25,152)	(32,439)	(91,227)
Income from continuing operations before income taxes	$313,771	$341,444	$473,946	$748,163

Note O — Commitments and Contingencies

The Company is currently in the process of investigating a data security incident involving an intrusion into certain of the Company's retail point of sale and computer systems.  The Company has taken steps to address the intrusion and believe that we have identified and eradicated the malware used in the intrusion.  The Company is working with law enforcement and is continuing to investigate the nature and scope of the incident, including whether and to what extent retail transaction data may have been compromised.  It is reasonably possible that the Company may incur losses in connection with the incident; however, the Company is still in the early stages of the investigation and at this time the Company is unable to reasonably estimate the amount of any losses or the amount of expenses the Company will incur in addressing this incident.  The Company maintains network-security insurance coverage, which the Company expects would help mitigate any material financial impact.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative, although not all forward looking statements include such words. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions, and should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.  We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our third quarter of 2014 results, as compared to the results for the third quarter of 2013, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.96 billion in sales, a decrease of 2.5%;

•	North American Stores & Online sales decreased 5.9% and business unit income rate decreased to 7.7% from 9.5%;

•	North American Commercial sales increased 3.3% and business unit income rate decreased to 7.4% from 7.6%;

•	International Operations sales decreased 4.0% and business unit income rate was 0.6% compared to 0.2%;

•
Income from continuing operations for the third quarter of 2014 was $216.8 million compared with $220.1 million for the third quarter of 2013. Non-GAAP income from continuing operations was $235.7 million for the third quarter of 2014 compared with $273.7 million for the third quarter of 2013; and

•
Earnings per diluted share from continuing operations was $0.34 in the third quarter of 2014 compared to $0.34 in the third quarter of 2013. Non-GAAP earnings per diluted share from continuing operations was $0.37 in the third quarter of 2014 compared with $0.42 in the third quarter of 2013.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the fourth quarter of 2014, we expect sales to decrease versus the fourth quarter of 2013. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.27 to $0.32 for the fourth quarter of 2014. This guidance excludes any potential impact on earnings per share related to restructuring and other related activities.

We expect to record pre-tax charges in the range of $45 million to $80 million associated with restructuring and other related activities during the fourth quarter of 2014. For the full year, we expect to generate more than $800 million of free cash flow, an increase from our previous guidance of more than $600 million.

2014 Restructuring Plan

In March 2014, we announced that our Board of Directors had approved the closure of up to 225 retail stores in North America by the end of fiscal year 2015. In addition, as part of our continuing efforts to transform our business, in March 2014 we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. We expect the savings to come from global supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  We plan to reinvest some of the savings in our strategic initiatives. See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for additional information related to this plan.

Non-GAAP Measures

In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for gross profit rate, income from continuing operations, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our restructuring initiatives and the potential related impact on cash flow represent broad ranges which are based on our preliminary analysis and are subject to change as our plans become finalized.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in thousands, except per share data):

	13 Weeks Ended
	November 1, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of business	Non-GAAP
Sales	$5,961,531					$5,961,531
Gross profit	1,596,276	10,610	—	—	—	1,606,886
Gross profit rate	26.8%					27.0%

Operating income	328,243	10,610	24,565	11,217	(5,690)	368,945
Interest and other expense, net	14,472					14,472
Income from continuing operations before income taxes	313,771					354,473

Income tax expense	96,979					96,979
Reduction of liability for unrecognized tax benefits	—					5,818
Tax benefit on charges related to restructuring activities	—					15,951
Adjusted income tax expense	96,979					118,748

Net income	$216,792					$235,725

Effective tax rate	30.9%					33.5%

Diluted earnings per common share	$0.34					$0.37

	39 Weeks Ended
	November 1, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of businesses, net	Non-GAAP
Sales	$16,835,893					$16,835,893
Gross profit	4,314,613	26,307	—	—	—	4,340,920
Gross profit rate	25.6%					25.8%

Operating income	506,385	26,307	126,467	40,311	(27,495)	671,975
Interest and other expense, net	32,439					32,439
Income from continuing operations before income taxes	473,946					639,536

Income tax expense	79,069					79,069
Reduction of liability for unrecognized tax benefits & discrete tax items	—					63,421
Tax benefit on restructuring-related charges	—					71,753
Adjusted income tax expense	79,069					214,243

Net income	$394,877					$425,293

Effective tax rate	16.7%					33.5%

Diluted earnings per common share	$0.61					$0.66

	13 Weeks Ended
	November 2, 2013
	GAAP	Restructuring Charges	Non-GAAP

Operating income	$366,596	$64,085	$430,681
Interest and other expense, net	(25,152)	—	(25,152)
Income from continuing operations before income taxes	341,444	64,085	405,529

Income tax expense	121,359	10,481	131,840

Income from continuing operations	$220,085	$53,604	$273,689

Diluted per share income from continuing operations	$0.34	$0.08	$0.42

Effective tax rate	35.5%		32.5%

	39 Weeks Ended
	November 2, 2013
	GAAP	Restructuring Charges	Non-GAAP

Operating income	$839,390	$64,085	$903,475
Interest and other expense, net	(91,227)	—	(91,227)
Income from continuing operations before income taxes	748,163	64,085	812,248

Income tax expense	253,542	10,481	264,023

Income from continuing operations	$494,621	$53,604	$548,225

Diluted per share income from continuing operations	$0.75	$0.08	$0.83

Effective tax rate	33.9%		32.5%

Consolidated Performance

Third Quarter of 2014 Compared to the Third Quarter of 2013

Sales:  Sales for the third quarter of 2014 were $5.96 billion, a $150.2 million or 2.5% decrease from the third quarter of 2013.  This decrease was driven by an approximate 1.6% negative impact of store closures in North America, a 4% decline in comparable store sales in North America, and an $82 million unfavorable impact from changes in foreign exchange rates. These declines were partly offset by a 3.3% sales increase in North American Commercial and an 8.5% increase in Staples.com (increases of 3.7% and 9.7% in local currency, respectively). Declines in business machines and technology accessories, ink and toner, core office supplies and computers were partly offset by growth in facilities and breakroom supplies and mobility products.

Gross Profit:  Gross profit as a percentage of sales was 26.8% for the third quarter of 2014 compared to 27.1% for the third quarter of 2013. The decline was primarily driven by lower product margins in our Staples.com businesses and increased delivery expense in North America, partly offset by improved product margin in Europe resulting from our ongoing assortment and pricing optimization initiatives as well as rent savings in North America resulting from store closures. Our gross profit rate in the third quarter of 2014 also reflects $10.6 million (18 basis points rate impact) of inventory write-downs related to our initiatives to improve efficiencies in our delivery fulfillment operations and the closure of North American retail stores.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $13.8 million or 1.1% from the third quarter of 2013 to the third quarter of 2014. The increase was driven by investments to drive growth online in both North America and Europe, increased incentive compensation expense and increased marketing expense. These increases were partly offset by lower labor costs due to headcount reductions. As a percentage of sales, selling, general and administrative expenses were 20.5% in the third quarter of 2014 compared with 19.8% in the third quarter of 2013.

Impairment of Long-Lived Assets: In the third quarter of 2014, we approved the closure of 53 retail stores in North America in conjunction with our plan to close up to 225 stores in North America by the end of 2015. As a result, we recognized long-lived asset impairment charges of $9.0 million in the third quarter of 2014. The charges primarily relate to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. There were no material impairment charges recognized in the third quarter of 2013.

Restructuring Charges: Restructuring charges incurred in the third quarter of 2014 were $24.6 million, which includes $17.0 million related to our North American Stores & Online segment, $4.7 million related to North American Commercial and $2.9 million related to International Operations. We recorded charges of $26.6 million in the third quarter of 2014 related to our 2014 Restructuring Plan, including $15.8 million for lease obligations primarily related to closed North American retail stores, $8.6 million of severance costs primarily related to the restructuring of our delivery logistics network and the closure of retail stores in North America, and $2.1 million of other costs associated with the store closure plan. We also recorded an adjustment to reduce the severance liability related to our 2012 restructuring plan by $2.0 million due to changes in estimates for the amount of severance benefits to be paid under this plan (primarily related to our North American Stores & Online segment).

Restructuring charges incurred in the third quarter of 2013 were $78.3 million, primarily related to severance costs. These charges related to a plan aimed at further streamlining our operations and general and administrative functions. Of this amount, $62.7 million related to our International Operations segment and $15.6 million related to our corporate headquarters and North American operations. These charges were partly offset by a net $14.2 million adjustment recorded in third quarter of 2013 to reduce the liabilities and estimated costs associated with our 2012 restructuring plan.
Gain on Sale of Business, net: On August 31, 2014, we completed the sale of a small U.S. business unit resulting in a gain of $5.7 million in the third quarter of 2014.

Interest Expense: Interest expense decreased to $12.6 million for the third quarter of 2014 from $30.4 million for the third quarter of 2013.  The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014.

Other Income (Expense), Net: Other income (expense), net was an expense of $2.5 million for the third quarter of 2014 compared to income of $4.0 million for the third quarter of 2013. The decline was primarily due to investment losses associated with our supplemental executive retirement plan in the third quarter of 2014 compared with investment income recognized in the prior year quarter, as well as foreign exchange losses recognized in the third quarter of 2014 compared with foreign exchange gains recognized in third quarter of 2013.

Income Taxes:  Our effective tax rate was 30.9% in the third quarter of 2014 compared with 35.5% in the third quarter of 2013. The tax rate for the third quarter of 2014 reflects following:

•	A $5.8 million reduction in our liability for unrecognized tax benefits due to the resolution of matters pertaining to prior fiscal years

•
The impact of material restructuring-related charges recognized in our US and Canadian entities in the third quarter of 2014. The tax rates in these jurisdictions are higher than our overall blended effective rate applicable to normal operations.

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of a business during the third quarter of 2014

Excluding the impact of these items, our effective tax rate in the third quarter of 2014 was 33.5%.

Our effective tax rate of 35.5% in the third quarter of 2013 reflected the impact of $64.1 million of restructuring charges we recognized in the third quarter of 2013, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate in the third quarter of 2013 was 32.5%.

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

Year-to-date 2014 Compared to the Year-to-date 2013

Sales:  Sales for year-to-date 2014 were $16.84 billion, a $405.1 million or 2.3% decrease from year-to-date 2013.  The sales decline was driven by a 4% decline in comparable store sales in North American Stores & Online, a 1.0% negative impact of store closures in North America, a $152 million unfavorable impact from changes in foreign exchange rates and weakness in our European online businesses. These declines were partly offset by a 2.2% sales increase in North American Commercial and a 6.9% increase in Staples.com (increases of 2.6% and 8.1% in local currency, respectively). Declines in business machines and technology accessories, ink and toner, core office supplies and computers were partly offset by growth in facilities and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.6% for year-to-date 2014 compared to 26.2% for year-to-date 2013.  The decline was primarily driven by lower product margins in our Staples.com businesses and increased delivery expense in North America, partly offset by improved product margins in Europe resulting from our ongoing assortment and pricing optimization initiatives. Gross profit in the first nine months of 2014 also reflects $26.3 million of inventory write-downs related to our 2014 Restructuring Plan, which had a 16 basis points unfavorable impact on gross profit rate.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased by $46.2 million or 1.3% from year-to-date 2013 to year-to-date 2014. The increase was driven by increased incentive compensation expense, investments to drive growth online in both North America and Europe, investments to support our strategic reinvention and increased marketing expense. These costs were partly offset by lower labor costs due to headcount reductions. As a percentage of sales, selling, general and administrative expenses were 21.5% in year-to-date 2014 compared with 20.8% for year-to-date 2013.

Impairment of Long-Lived Assets: During year-to-date 2014, we approved the closure of 190 retail stores in North America. As a result, we recognized long-lived asset impairment charges of $36.0 million in year-to-date 2014. The charges primarily relate to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. There were no material impairment charges recognized in year-to-date 2013.

Restructuring Charges: Restructuring charges incurred during year-to-date 2014 were $126.5 million, which includes$109.8 million related to our North American Stores & Online segment, $10.2 million related to North American Commercial, and $6.5 million related to International Operations. We recorded charges of $125.7 million in year-to-date 2014 related to our 2014 Restructuring Plan , including $92.4 million related to lease obligations primarily for closed North American retail stores, $20.8 million of severance costs primarily related to retail store closures and the restructuring of our delivery logistics network in North America, and $12.5 million of consulting fees and other costs associated with the store closure plan and the $500 million North American cost savings plan. Restructuring charges in year-to-date 2014 also reflect a net $0.8 million adjustment to the restructuring liabilities established in 2012 and 2013.

Gain on Sale of Businesses, net: On May 2, 2014, we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23.4 million. Smilemakers, Inc. was a component of the Company's North American Commercial segment. We also completed the sale of two small businesses resulting in a loss of $1.6 million in the first quarter of 2014 and a gain of $5.7 million in the third quarter of 2014.

Interest Expense: Interest expense decreased to $37.5 million for year-to-date 2014 from $91.7 million for year-to-date 2013.  The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014.

Other Income (Expense), Net: Other income (expense), net was income of $2.9 million for year-to-date 2014 compared to an expense of $3.8 million for year-to-date 2013. The improvement was primarily due to foreign exchange gains recognized in year-to-date 2014 compared with foreign exchange losses in year-to-date 2013.

Income Taxes:  Our effective tax rate was 16.7% in year-to-date 2014 compared with 33.9% in year-to-date 2013. The tax rate for year-to-date 2014 reflects the following:

•	A $69.1 million reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $3.9 million credit for a discrete item that is unrelated to current operations;

•	The impact of material restructuring-related charges recognized in our US and Canadian entities in the first nine months of 2014;

•	$11.2 million of incremental tax expense stemming from taxable income generated in the US as a result of the repatriation of $127.3 million of cash from a foreign subsidiary; and

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of three businesses.

Excluding the impact of these items, our effective tax rate in year-to-date 2014 was 33.5%.

Our effective tax rate of 33.9% in the first nine months of 2013 reflected the impact of $64.1 million of net restructuring charges, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate in year-to-date 2013 was 32.5%.

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

Third Quarter of 2014 Compared to the Third Quarter of 2013

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2014 and 2013:

	(Amounts in thousands) 13 Weeks Ended		November 1, 2014	November 2, 2013
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	November 1, 2014	November 2, 2013
Sales:
North American Stores & Online	$2,833,971	$3,012,860	(5.9)%	(5.3)%
North American Commercial	2,157,933	2,088,955	3.3%	0.7%
International Operations	969,627	1,009,880	(4.0)%	(8.0)%
Total Sales	$5,961,531	$6,111,695	(2.5)%	(3.8)%

	(Amounts in thousands) 13 Weeks Ended		November 1, 2014	November 2, 2013
	November 1, 2014	November 2, 2013	% of Sales	% of Sales
Business Unit Income:
North American Stores & Online	$217,962	$285,435	7.7%	9.5%
North American Commercial	159,117	158,709	7.4%	7.6%
International Operations	6,053	1,617	0.6%	0.2%
Business unit income	$383,132	$445,761	6.4%	7.3%

North American Stores & Online: Sales decreased by $178.9 million or 5.9% for the third quarter of 2014. This decrease was driven by an approximate 3% negative impact from store closures, a 4% decline in comparable store sales resulting from lower customer traffic and a $40 million negative impact from changes in foreign exchange rates. Lower sales in retail were partially offset by a 9.7% increase in Staples.com (in local currency) driven by increased business customer acquisition, improved customer conversion, and an expanded assortment beyond office supplies. Declines in business machines and technology accessories, computers, and technology services were partially offset by increased sales of mobility products, cleaning and breakroom supplies, paper and copy and print.

Business unit income as a percentage of sales decreased to 7.7% for the third quarter of 2014 from 9.5% for the third quarter of 2013. The decrease was driven by investments to accelerate growth in Staples.com, increased incentive compensation and increased marketing expense to drive awareness of our expanded product offerings. These declines were partially offset by rent and labor savings as a result of store closures and increased gross margin rates in the retail stores.

North American Commercial:  Sales increased by $69.0 million or 3.3% for the third quarter of 2014.  The increase was primarily due to increased sales of facilities and breakroom supplies, furniture, print solutions, business machines and technology accessories and core office supplies. This was partially offset by decreased sales of ink, toner and paper.

Business unit income as a percentage of sales decreased to 7.4% for the third quarter of 2014 from 7.6% for the third quarter of 2013. The decline was primarily driven by increased incentive compensation expense, investments in sales force and pricing investments in Quill. These declines were partially offset by leverage of fixed expenses on increased sales.

International Operations:  Sales decreased by $40.3 million or 4.0% for the third quarter of 2014. The decrease was primarily driven by a $34 million unfavorable impact from foreign exchange rates and a sales decline in China that resulted largely from exiting underperforming parts of the business. Comparable store sales in Europe were flat, reflecting an increase in average order size offset by a decrease in traffic versus the prior year.

Business unit income as a percentage of sales increased to 0.6% for the third quarter of 2014 from 0.2% for the third quarter of 2013.  This higher income is driven by improved product margins in Europe. This was largely offset by increased costs to accelerate growth in the Europe online businesses and increased general and administrative costs in Europe during the process of transitioning to a more centralized pan-European business model.

Year-to-date 2014 Compared to the Year-to-date 2013

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2014 and 2013:

	(Amounts in thousands) 39 Weeks Ended		November 1, 2014	November 2, 2013
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	November 1, 2014	November 2, 2013
Sales:
North American Stores & Online	$7,749,944	$8,203,638	(5.5)%	(3.8)%
North American Commercial	6,211,311	6,078,232	2.2%	1.2%
International Operations	2,874,638	2,959,120	(2.9)%	(9.7)%
Total segment sales	$16,835,893	$17,240,990	(2.3)%	(3.2)%

	(Amounts in thousands) 39 Weeks Ended		November 1, 2014	November 2, 2013
	November 1, 2014	November 2, 2013	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$338,432	$557,541	4.4%	6.8%
North American Commercial	425,384	436,803	6.8%	7.2%
International Operations	(40,790)	(28,756)	(1.4)%	(1.0)%
Business unit income	$723,026	$965,588	4.3%	5.6%

North American Stores & Online: Sales decreased by $453.7 million or 5.5% for year-to-date 2014. This decrease was driven by a 4% decline in comparable store sales resulting from lower customer traffic, an approximate 2% negative impact from store closures and a $109 million negative impact from changes in foreign exchange rates. Lower sales in retail were partially offset by an 8.1% increase in Staples.com (in local currency) driven by increased business customer acquisition, improved customer conversion, and an expanded assortment beyond office supplies. Declines in business machines and technology accessories, computers, core office supplies, and ink and toner were partially offset by increased sales of cleaning and breakroom supplies and copy and print.

Business unit income as a percentage of sales declined to 4.4% for year-to-date 2014 from 6.8% for year-to-date 2013. The decrease was driven by investments to accelerate growth in Staples.com, increased marketing expense to drive awareness of our expanded product offerings and increased incentive compensation expense. These declines were partially offset by reduced retail labor costs and increased gross margin rates in retail stores.

North American Commercial:  Sales increased by $133.1 million or 2.2% for year-to-date 2014. The increase was primarily due to increased sales of facilities and breakroom supplies, furniture, business machines and technology accessories and print solutions. This was partially offset by decreased sales of ink and toner and a $26 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales was 6.8% in year-to-date 2014 compared to 7.2% in year-to-date 2013. The decline was primarily driven by increased incentive compensation expense, investments in sales force and pricing investments in Quill. These declines were partially offset by leverage of fixed expenses on increased sales and reduced marketing expense.

International Operations:  Sales decreased by $84.5 million or 2.9% for year-to-date 2014. The decrease was primarily driven by weakness in our European online businesses. Additionally, there was a $17 million unfavorable impact from foreign exchange rates. Comparable store sales in Europe were flat, reflecting an increase in average order size offset by a decrease in traffic versus the prior year.

Business unit loss as a percentage of sales was 1.4% for year-to-date 2014 compared to 1.0% for year-to-date 2013.  This decrease reflects increased general and administrative costs in Europe as we transition to a more centralized pan-European business model, as well as lower product margins in Australia. This was partially offset by improved product margins in Europe as we continue to benefit from pan-European assortment and pricing optimization, as well as lower salary costs in Australia.

Definition of comparable store sales

In our analysis of our results of operations, we refer to comparable store sales measures that represent a comparison of sales for a particular store in the current period with sales for that same store in the corresponding period in the prior year. Stores become comparable as of the beginning of the 13th full fiscal month in which they are open. For stores that we close, the stores remain comparable through their last full fiscal monthly period of sales. For relocations, if the new store location opens within four days of the closure of the old location, and within a five mile radius of the old location, then the sales for the new location are compared with the sales for the old location; otherwise, the old location is treated as a closure and the new location is treated as an opening of a new store. For international locations, the prior year sales are translated using the current year’s average exchange rates for comparability. Comparable store sales figures exclude online sales. Transactions at in-store kiosks are included in comparable store sales if payment is made through the Company's point-of-sale systems.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our Annual Report in the Critical Accounting Policies and Significant Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes to our critical accounting policies disclosed in that report.

Significant judgments and estimates

In our Annual Report, we reported that our Australia and China reporting units, which have $341 million and $199 million of goodwill as of November 1, 2014, respectively, were at risk for impairment of goodwill because of weak operating performance.  These businesses have not achieved management’s projections during year-to-date 2014, which increases the risk of impairment.   As of November 1, 2014, we concluded that it was more likely than not that the fair values of these reporting units continued to exceed their carrying values.  We will perform our annual goodwill impairment test for all our reporting units in the fourth quarter of 2014.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $908.2 million for year-to-date 2014 compared to $875.1 million for year-to-date 2013, an increase of $33.0 million.  The increase was driven by favorable changes in working capital and other operating assets and liabilities, offset by lower net income adjusted for non-cash expenses.

Cash used in investing activities was $207.2 million for the year-to-date 2014 compared to cash used of $313.0 million for the year-to-date 2013, a decrease of $105.9 million.  In year-to-date 2014, we spent a net $67.9 million of cash to acquire PNI Digital Media Inc. ("PNI"), and received net proceeds of $58.6 million related to the sale of three businesses. In the first nine months of 2013, we spent a net $74.6 million for two business acquisitions and $34.3 million in conjunction with the termination of our joint venture arrangement in India. The $12.7 million use of cash in the prior year period pertaining to the disposal of a business primarily represented cash on-hand at PSD at the time we completed the sale of that business.

Cash used in financing activities was $418.6 million for year-to-date 2014 compared to $488.2 million for year-to-date 2013, a decrease of $69.6 million.  The decrease is primarily attributable to a $103.3 million reduction in cash spent under our share repurchase plan; we spent $165.4 million in year-to-date 2014 to repurchase 13.7 million shares compared with $268.7 million spent to repurchase 18.2 million shares in the first nine months of 2013. This decline in spending was partly offset by the impact of a $34.7 million reduction in cash proceeds from the exercise of stock options.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of November 1, 2014, we had $1.83 billion in total cash and funds available through credit agreements, which consisted of $1.06 billion of available credit and $770.0 million of cash and cash equivalents.

Of the $770.0 million in cash and cash equivalents, $258.7 million is held in jurisdictions outside the United States. During the first quarter of 2014, we repatriated $127.3 million of cash held by one of our foreign subsidiaries.  As a result, during the first quarter of 2014, we recorded income tax expense of $11.2 million related to taxable income generated in the U.S. stemming from this repatriation. For the undistributed earnings that remain in our foreign subsidiaries after this repatriation that have not been previously taxed in the U.S., our intention remains to indefinitely reinvest those funds outside of the U.S., and accordingly deferred taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability related to the remaining undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

On May 31, 2013, we entered into a credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America N.A. and other lending institutions that provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. We also have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. See Note H - Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements for additional information related to these agreements. We also have various other lines of credit under which we may borrow a maximum of $144.9 million.

During year-to-date 2014, we entered into $37.7 million of new capital lease obligations. We did not incur any new capital lease obligations in 2013.

A summary, as of November 1, 2014, of balances available under our credit agreements and debt outstanding is presented below (in thousands):

	November 1, 2014
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$499,124
January 2023 Notes	—	499,212
May 2018 Revolving Credit Facility	1,000,000	—
Other lines of credit	64,933	79,760
Capital lease obligations and other notes payable	—	40,170
Total	$1,064,933	$1,118,266

If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

At November 1, 2014, there had not been a material change to the amounts and maturity of contractual obligations disclosed in the subsection entitled “Contractual Obligations and Commercial Commitments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-14 of our 2013 Annual Report on Form 10-K. We do not have any off-balance sheet financing arrangements as of November 1, 2014, nor did we utilize any during year-to-date 2014.

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

In addition to investing in our existing businesses and pursuing strategic acquisitions and partnerships, we also expect to continue to return capital to our shareholders through a cash dividend program and our share repurchase program.  We paid a third quarter of 2014 cash dividend of $0.12 per share on October 16, 2014 to stockholders of record on September 26, 2014.  We expect the total value of quarterly cash dividend payments for fiscal 2014 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for the remainder of 2014 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

On September 13, 2011, we announced a repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. As of November 1, 2014, we have spent a total of $1.10 billion to repurchase 81.9 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization was $397.1 million as of that date. We consider several factors in determining whether and when to execute share repurchases, including our current and projected operating results, capital expenditure requirements, acquisitions or other strategic initiatives, our capacity for leverage, cost of borrowings and the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At November 1, 2014, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of November 1, 2014, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of November 1, 2014, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    At November 1, 2014, we had $3.2 billion of goodwill on our balance sheet. Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill. We have recorded substantial goodwill impairment charges in the past and we are closely monitoring the goodwill balances related to our China and Australia reporting units. These reporting units have experienced challenging economic, industry and operating pressures, and if these pressures were to continue for a sustained period of time, this would increase the risk associated with their significant goodwill balances. Additionally, if our stock price were to experience a sustained and significant decline, we could incur impairment charges. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and our goodwill may become impaired in future periods.  This could have an adverse impact on our financial position and results of operations.

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

We are currently in the process of investigating a data security incident involving an intrusion into certain of our retail point of sale and computer systems.  We have taken steps to address the intrusion and believe that we have identified and eradicated the malware used in the intrusion.  The Company is working with law enforcement and is continuing to investigate the nature and scope of the incident, including whether and to what extent retail transaction data may have been compromised.  It is reasonably possible that we may incur losses in connection with the incident; however, we are still in the early stages of the investigation and at this time we are unable to reasonably estimate the amount of any losses or the amount of expenses we will incur in addressing this incident.  We maintain network-security insurance coverage, which we expect would help mitigate any material financial impact.

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
As of November 1, 2014, our consolidated outstanding debt was $1.1 billion and we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of our common stock during the third quarter of fiscal 2014:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
August 3, 2014 - August 30, 2014	1,760,461	$11.33	1,760,461	$431,992,000
August 31, 2014 - October 4, 2014	2,022,378	12.67	1,901,011	407,957,000
October 5, 2014 - November 1, 2014	902,509	12.17	893,600	397,080,000
Total for the third quarter of 2014	4,685,348	$12.07	4,555,072	$397,080,000
____________________________________________

(1)
Includes a total of 130,276 shares of our common stock withheld during the third quarter of our 2014 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans. These shares were canceled with a commensurate amount added to the allotment of shares available for future issuance under our equity incentive plans.

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

STAPLES, INC.

Date:	November 19, 2014	By:	/s/ CHRISTINE T. KOMOLA
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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.