Form 10-K
period 2015-01-31
STAPLES INC
filed 2015-03-06
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

For the fiscal year ended: January 31, 2015		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Five Hundred Staples Drive, Framingham, MA 01702 (Address of principal executive office and zip code)	04-2896127 (I.R.S. Employer Identification No.)

508-253-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on August 1, 2014, as reported by NASDAQ, was approximately $7.3 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 640,487,106 shares of common stock, par value $0.0006, outstanding as of March 4, 2015.
Documents Incorporated By Reference
Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

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
Strategy
Our vision is every product your business needs to succeed.  This reflects a multi-year effort to evolve our business to be the product destination for businesses while meeting the changing needs of customers in a rapidly evolving and competitive marketplace. We view the industry in which we sell our products and services as large, fragmented, and diversified. We reach our customers through contract, online, and retail sales channels. Our retail stores primarily target small businesses, home offices and consumers. Our public websites primarily target small businesses and organizations with up to 20 office workers. Our contract businesses primarily serve mid-size businesses and organizations with 20 to 500 office workers, as well as larger regional customers and Fortune 1000 companies. Our ability to address our customers' needs expands our market opportunities and increases awareness of the Staples brand. Serving customers in a global business allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

Our top priority is to continue to improve the service and value we offer customers in a highly competitive industry, by expanding our assortment in categories beyond office supplies, enhancing our ecommerce platforms, accelerating growth in our delivery businesses, and building momentum in our multi-channel Copy and Print business. We remain focused on optimizing our retail square footage in North America through store closures, downsizes and relocations, and improving the productivity and efficiency of our store network. Additionally, we are engaged in a multi-year effort to change the way we work and aggressively reduce costs to fund our growth initiatives. We are on track to eliminate approximately $500 million of annualized global costs in 2014 and 2015 combined. Our biggest opportunities for cost savings are in areas like supply chain, merchandising, store operations and real estate, marketing, salesforce, business process and IT outsourcing, and customer service.

On February 4, 2015, we announced that we had entered into a definitive agreement to acquire Office Depot, Inc.   The acquisition will better position us to serve the changing needs of customers and compete against a large and diverse set of competitors in a range of categories beyond office supplies.  The transaction is subject to customary closing conditions, including antitrust regulatory clearances and Office Depot shareholder approval.  Assuming such conditions are satisfied, the transaction is expected to close by the end of calendar year 2015.

North American Stores & Online

Our North American Stores & Online segment includes the company's retail stores and Staples.com businesses in the U.S. and Canada.  Our strategy for North American Stores & Online focuses on offering easy-to-shop stores and websites with quality products that are readily available and easy to find, and courteous, helpful and knowledgeable sales associates to support customers across all channels. Our goals are to continue to be a destination for core office supply categories like ink, toner and paper and to build scale and creditability for products and services beyond office supplies, such as copy and print services, facilities and breakroom supplies, as well as a full assortment of vertical focused solutions to serve industries like retail, restaurants, health care and education. Our associates are trained to deliver excellent service by engaging with customers, focusing on solution selling, and encouraging customers to shop across channels.

We operate a portfolio of retail store formats, tailored to the unique characteristics of each location. Our North American Stores & Online segment consisted of 1,364 stores in the United States and 315 stores in Canada at the end of fiscal 2014. In an effort to improve store productivity and effectively manage our cost structure, we are closing, downsizing and relocating stores. As part of our plan to close at least 225 stores in North America by the end of fiscal year 2015, we closed 169 stores in fiscal 2014 and expect to close approximately 60 stores in fiscal 2015. In addition, over the past few years we have reduced the size of our store prototype from 24,000 square feet to 12,000 square feet and incorporated enhanced omnichannel features to better address changing customer needs and the dynamic and competitive environment in which we compete.

Staples.com and Staples.ca are designed to reach a variety of customers, including small businesses, home offices and consumers, offering next business day delivery for most orders in the majority of our markets. Over the past two years we have made significant investments in talent, technology, pricing, and marketing while significantly expanding our assortment to enhance the customer experience online. We have successfully launched new desktop and mobile platforms, improved site speed, enhanced usability, and increased customer acquisition and conversion.

We believe that our integrated network of stores and online businesses provide a differentiated experience for our customers. We have increased our focus on maximizing the synergies between Staples.com and our retail stores with the introduction of new concepts including ship to store, in store kiosks, online retail store inventory lookup, as well as buy online pickup in store. These new concepts offer customers a more seamless shopping experience, regardless of whether they physically visit our retail stores or our websites.

North American Commercial

Our North American Commercial segment consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses, including Staples Advantage and Quill.com.  Our strategies for North American Commercial focus on expanding in categories beyond office supplies, increasing our share of wallet with existing customers, and acquiring new customers. We are also focused on serving our customers by evolving our team-based contract selling model which is more unified and collaborative. We are driving growth in categories beyond core office supplies by adding specialists who have expertise in selling products like facilities and breakroom supplies, furniture, promotional products, print solutions and technology.

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

Quill.com is an internet and catalog business with a targeted approach to serving the needs of small and mid-sized businesses in the United States. Quill.com has rapidly expanded its assortment in categories beyond office supplies to serve the evolving needs of its customers. To attract and retain its customers, Quill.com seeks to offer outstanding customer service, and builds loyalty through its Quill brand products and special services. Quill.com also offers a specialized assortment of office supplies and products for health care professionals. Quill.com is viewed separately from our Staples.com business in that its customer base is somewhat different and it targets exclusively the business customer.
International Operations
Our International Operations segment consists of businesses in 23 countries in Europe, Australia, South America and Asia. The markets for office products and services in these countries are highly fragmented.

Our European Office Products businesses represent a balanced multi-channel portfolio serving contract, retail, internet, and catalog customers in 16 countries. Our contract business includes sizable operations in Scandinavia, Germany, the United Kingdom and the Netherlands. We operate 284 retail stores in Europe, with the largest concentration of stores in the United Kingdom, Germany, the Netherlands and Portugal. We operate internet and direct mail catalog businesses with a significant concentration of sales in France, Italy and the United Kingdom.

Our strategies for our European Office Products businesses focus on expanding our assortment beyond office supplies and increasing our mix of business services with a focus on copy and print, streamlining our information technology systems, further developing our ecommerce platform, and leveraging best practices from our North American businesses, including our mid-market contract selling model. We are also focused on improving profitability by consolidating sub-scale businesses, streamlining operations to improve efficiencies, increasing sales of higher margin Staples brand products and improving the performance of our supply chain.

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

We continue to build a foundation for growth in Asia and South America. We operate delivery businesses in China, Argentina, Taiwan and Brazil. We also have a franchise arrangement in India with our former joint venture partner.

Merchandising and Marketing

We sell a wide variety of office supplies, business technology products, facility and breakroom supplies, computers and mobility products, copy and print services, and office furniture. Our merchandising team constantly reviews and updates our product assortment to respond to changing customer needs and to maximize the performance of our key categories. Ink and toner remain important categories, and we offer our customers a wide assortment of these products at competitive prices which are supported by our loyalty programs. One of our top priorities is to continue to expand our product offering beyond office supplies. Over the past few years we have had success driving growth in adjacent product categories, such as facilities and breakroom supplies. These positive results have reinforced our strategy and we continue to broaden our offering, focusing on categories including technology products, medical supplies, safety supplies, packaging and shipping supplies, and office decor.

Our merchandising team uses integrated systems to perform the vast majority of our merchandise planning and product purchasing centrally. Some of our business units, particularly Quill.com, our Canadian operations and our international businesses, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from thousands of vendors around the world and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

Our product offering includes Staples, Quill, and other proprietary branded products, which represented approximately
28% of our sales in 2014.  We offer more than 10,000 own brand products and services, including an assortment of products with various environmentally friendly attributes, which includes our “Sustainable Earth” brand products.  Own brand products deliver value to our customers with prices that are on average are at least 10% lower than the national brand, while generating higher gross margin rates on average than national brands. Our own brand strategy is based on offering a portfolio of products that meet our customers’ needs across a variety of product categories and price points.  The largest portion of our portfolio focuses on offering national brand quality at lower prices. We have developed a selection of opening price point products for more price conscious customers. We have also developed a number of unique and innovative own brand products to help differentiate Staples in the marketplace. We have brought to market thousands of new own brand products in the last year, many of which are innovative and exclusive to Staples. Our sourcing office in Shenzhen, China supports our own brand strategy by driving higher quality and lower costs, and by bringing new products to market more quickly.  In addition to our proprietary branded products, we also differentiate our core product offering through exclusive third-party relationships.

In addition to products, we also offer a broad array of services, which represented 8.6% of our sales in 2014. This includes copy and print services that we provide to our retail and delivery customers, as well as technology services that we provide through our “EasyTech” business in North American Stores and Online. As with the markets for our products, the market for these services is highly fragmented, and we believe we have a significant opportunity to offer these services to existing customers and acquire new customers.

See Note P - Segment Reporting in the Notes to the Consolidated Financial Statements for a summary of our sales by each major category.

Our “Make More Happen” brand campaign utilizes a variety of marketing vehicles to drive brand awareness and sales of products and services to new and existing customers. These vehicles include television, radio, newspaper circulars and internet advertising, including mobile applications and social media. Increasing our presence in social media is important as this is a new and growing way for Staples to interact with and serve our customers. We also utilize e-mail marketing, loyalty programs and sophisticated direct and digital marketing capabilities. In addition, we market to larger customers through a field sales force. We change the level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, and cost factors. This flexible approach allows us to optimize the effectiveness and efficiency of our marketing expenditures. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors, execute more effective personalized and dynamic offers, and promote enhanced direct marketing and customer loyalty programs to drive higher sales across all our channels.

Supply Chain
We operate two networks to fulfill the majority of our replenishment and delivery needs in North America. Our network of 61 delivery fulfillment centers supports our North American Commercial and Staples.com operations. We currently fulfill the majority of customers’ orders through our distribution network. As we expand our assortment, we are increasingly relying on third parties to fulfill orders and deliver products directly to our customers. We operate a separate network of four large distribution centers to support our U.S. retail store operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Our centralized purchasing and distribution systems enable our store associates to spend more time on customer service and store presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to more efficiently operate our retail stores.

In Europe, we are in the process of reducing the complexity and redundancy of our distribution network. We are standardizing all of our supply chain processes and systems architecture, and continuing to consolidate facilities. These efforts are expected to improve customer service and quality, drive cost savings and increase overall operating efficiency.
Competition
We compete with a variety of online and traditional retailers, dealers and distributors. As we rapidly expand our assortment of products and services, we compete directly with an increasing number of competitors including mass merchants such as Walmart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and a wide range of other retailers, including grocery stores, drug stores and discount retailers. In addition, our retail stores continue to compete against traditional office supplies retail stores. Our commercial business competes against a growing and diverse set of competitors, including other office supplies distributors, wholesalers, networks of regional suppliers, managed print service companies, contract stationers, electronic commerce distributors, regional and local dealers, direct manufacturers of the products we distribute, and companies focused on adjacent categories such as maintenance, repair and operation providers. Many of our competitors have increased their presence in our core product areas in recent years, and we expect this trend to continue going forward.

We believe we are able to compete favorably against our competitors because of the following factors: our focus on business customers; our tenured management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making shopping easy for customers; a wide assortment of products and services, in stores and on our websites; fast checkout; easy to use websites and mobile platforms; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

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

We were organized in 1985 and are incorporated in Delaware. As of January 31, 2015, Staples employed 44,400 full-time and 34,675 part-time associates.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, their respective ages and positions as of March 6, 2015 and a description of their business experience are set forth below. There are no family relationships among any of the executive officers named below.
Joseph G. Doody, age 62
Mr. Doody has served as Vice Chairman since February 2014. Prior to that he served as President—North American Commercial from January 2013 to January 2014. Previously, Mr. Doody served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples, until March 2002.
Shira Goodman, age 53
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
Christine T. Komola, age 47
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
Demos Parneros, age 52
Mr. Parneros has served as President—North American Stores & Online since January 2013. Previously, Mr. Parneros served as President— U.S. Stores since April 2002. Prior to that, he served in various capacities since joining Staples in October 1987, including Senior Vice President of Operations from March 1999 to March 2002 and Vice President of Operations from October 1996 to February 1999.
Ronald L. Sargent, age 59
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
Michael Williams, age 61
    Mr. Williams has served as Executive Vice President, General Counsel and Secretary since December 2014 and previously as Senior Vice President, General Counsel and Secretary since November 2012. Prior to joining Staples, Mr. Williams served as Executive Vice President, General Counsel and Secretary of Sony Electronics, Inc., a consumer electronics company, from March 2004 to October 2012 with responsibility for legal operations of several professional and consumer electronics companies in the U.S., Central America and South America. Before joining Sony, Mr. Williams was a partner at the law firms of Heller Ehrmann LLP from April 1998 to March 2004 and Andrews Kurth LLP from February 1991 to April 1998. Mr. Williams also served as an infantry officer in the U.S. Marine Corps.

John Wilson, age 54

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
Item 1A.    Risk Factors

Risks Related to the Acquisition of Office Depot

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.
On February 4, 2015, we announced that we had entered into a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. Our obligations to complete the merger are subject to the satisfaction or waiver of certain conditions, including without limitation:

•	expiration or earlier termination of any waiting period (and any extension thereof), and receipt of any approvals, consents or clearances under the HSR Act and other specified antitrust laws; and

•	approval by Office Depot shareholders.

The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause us to not realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe.
If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business. In addition, the Company would be required to pay Office Depot a termination fee of $250 million under certain circumstances, including if the Merger Agreement is terminated as a result of the antitrust closing conditions (as set forth in the Merger Agreement) not being satisfied on or before November 4, 2015 (which date will be automatically extended to February 4, 2016 if all other closing conditions would otherwise have been satisfied).   In addition, Office Depot may be required to pay the Company a termination fee of $185 million under certain circumstances, including if Office Depot terminates the Merger Agreement to accept a superior proposal.
There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
We are operating and, until the completion of the merger, will continue to operate, independently of Office Depot. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses. It is possible that the pendency of the merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the merger.

We will incur transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. As part of the integration process we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. The actual cost savings of the merger could be less than anticipated.

We will incur significant indebtedness in connection with the merger, which could reduce our flexibility to operate our business and increase our interest expense.
In connection with the planned acquisition, we have obtained financing commitments from Bank of America, N.A. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated ("Bank of America Merrill Lynch") and Barclays Bank PLC ("Barclays") for a 5-year $3 billion asset-based revolving credit facility (the “ABL Facility”) and for a 6-year $2.75 billion term loan (the “Term Loan”).   This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. We will also incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels following completion of the merger, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction.The increased levels of indebtedness following completion of the merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Certain indebtedness to be incurred in connection with the merger may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of its indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
The agreements that will govern the indebtedness to be incurred in connection with the merger may contain various covenants that impose restrictions that may affect our ability to operate our businesses.
The agreements that will govern the ABL Facility and the Term Loan to be incurred in connection with the merger may contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain assets to any one person or pay dividends. In addition, some of the agreements that govern the debt financing may contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. In addition, we expect that the terms of the definitive agreements that will govern the ABL Facility and the Term Loan will restrict us from paying dividends in certain circumstances and otherwise in an amount in excess of $0.15 per share per quarter, subject to certain exceptions.
Sales of shares of our common stock before and after the completion of the proposed Office Depot merger may cause the market price of our common stock to fall.

Based on the number of outstanding shares of our common stock and Office Depot common stock as of February 2, 2015, we would issue approximately 124.4 million shares of our common stock in connection with the proposed Office Depot merger. The anticipated dilutive effect of the issuance of these new shares could negatively impact the market price for our common stock.

In addition, Office Depot stockholders may decide not to hold the shares of our common stock they receive in the proposed merger.   Other Office Depot stockholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock that they receive in the proposed merger.   Such sales of our common stock could result in higher than average trading volume following the closing of the transaction and may cause the market price for our common stock to decline.

Several lawsuits have been filed against us and Office Depot and its directors challenging the proposed merger, and an adverse ruling in such lawsuits may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.
We, Office Depot and its directors are named as defendants in several putative class action lawsuits brought by purported Office Depot stockholders challenging the proposed merger, seeking, among other things, to enjoin consummation of the proposed merger. One of the conditions to the completion of the proposed merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that prohibits or makes illegal the consummation of the proposed merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed merger, then such injunction may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

Risks Related to the Business

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

As part of our continuing efforts to transform our business, in 2014 we announced a plan to reduce costs by $500 million on an annualized basis by the end of fiscal year 2015. We also announced a plan to close at least 225 of our retail stores in North America by the end of 2015. As a result, we recorded pre-tax charges of  $244.7 million in 2014 related to severance costs, lease obligations, asset impairments, and other associated costs, and we expect to incur estimated charges of $70 - 180 million during fiscal 2015.  The success of our plans is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies, and is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. Additional charges may be required if we are unable to successfully implement our plans or if we adopt new strategies for the future. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement these strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial results.

We have recognized significant goodwill impairment charges and may be required to recognize additional goodwill impairment charges in the future.

               As a result of challenging industry and operating pressures, we recorded significant goodwill impairment charges in 2014 related to our Australia and China reporting units.  For additional information related to these charges, see the Critical Accounting Policies and Significant Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note C in the Notes to the Consolidated Financial Statements.  At January 31, 2015, taking into consideration the charges we recorded in 2014, we had $2.7 billion of goodwill on our balance sheet.  Certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill.  The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.   If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and additional goodwill impairment charges may be required in future periods.  This could have an adverse impact on our financial position and results of operations.

We operate in a highly competitive market and we may not be able to continue to compete successfully.

We compete with a variety of online and traditional retailers, dealers and distributors. As we rapidly expand our assortment of products and services, we compete directly with an increasing number of competitors including mass merchants such as Walmart, Target and Tesco, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, copy and print businesses such as FedEx Office, online retailers such as Amazon.com, and a wide range of other retailers, including grocery stores, drug stores and discount retailers. In addition, our retail stores continue to compete against traditional office supplies retail stores. Our commercial business competes against a growing and diverse set of competitors, including other office supplies distributors, wholesalers, networks of regional suppliers, managed print service companies, contract stationers, electronic commerce distributors, regional and local dealers, direct manufacturers of the products we distribute, and companies focused on adjacent categories such as maintenance, repair and operation providers. Many of our competitors have increased their presence in our core product areas in recent years, and we expect this trend to continue going forward. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources. Also, many of our competitors have increased their presence in our core product areas in recent years by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products.  Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected.

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

On December 19, 2014, we announced that the investigation into our previously announced data security incident had determined that malware deployed by criminals to some point of sale systems at 115 of our more than 1,400 U.S. retail stores may have allowed access to transaction data at those affected stores. As a result, cardholder names, payment card numbers, expiration dates, and card verification codes for approximately 1.16 million payment cards may have been affected.   Upon detection, we immediately took action to eradicate the malware and commenced an investigation into the incident, working closely with payment card companies and law enforcement and with the assistance of outside data security experts.  We also have taken steps to further enhance the security of our point of sale systems, including the use of new encryption tools. We continue to evaluate cybersecurity policies and practices to mitigate the risk of future incidents.   Expenses incurred to date related to this incident have not been material. It is reasonably possible that we may incur additional expenses or losses in connection with the incident; however, at this time we are unable to reasonably estimate any such additional expenses or losses.  In addition, we maintain network-security insurance coverage, which we expect would help mitigate any material financial impact.

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
As of January 31, 2015, our consolidated outstanding debt was $1.1 billion and we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to intellectual property liability, product liability, import/export liability, government investigations and claims, and other risks associated with global sourcing.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 28% of our sales in fiscal 2014 and which typically generate higher margins than national brand products and services. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded products and services also exposes us to added risks that could increase the cost of doing business, such as third party intellectual property infringement, false advertising, and product liability claims against us with respect to such products and services; and import and export compliance issues. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to importing merchandise from abroad, there can be no assurance that contractors, agents, vendors, manufacturers or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.
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

We rely heavily on various information systems and technology to sell and deliver our products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. As we continue to accelerate our growth online, our ability to attract and retain customers, compete and operate effectively is dependent on a consistent, secure and easy to use technology infrastructure with reliable back-up systems. Any disruption to the internet or our technology infrastructure, including a disruption or incident affecting our web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. Hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly disrupt our operations or compromise our information security. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage or upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 31, 2015, we operated a total of 1,983 retail stores in 48 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Finland, Germany, the Netherlands, Norway, Portugal, Sweden, the United Kingdom, Argentina and Australia. As of that same date, we also operated 109 distribution and fulfillment centers in 28 states in the United States, 7 provinces in Canada, and in Austria, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, the United Kingdom, China, Argentina, Brazil and Australia.

The following table sets forth the locations of our facilities as of January 31, 2015:
RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores
United States		Nevada	6	Canada
Alabama	12	New Hampshire	20	Alberta	39
Arizona	33	New Jersey	77	British Columbia	41
Arkansas	9	New Mexico	11	Manitoba	10
California	184	New York	120	New Brunswick	8
Colorado	18	North Carolina	47	Newfoundland	4
Connecticut	33	North Dakota	2	Nova Scotia	12
Delaware	7	Ohio	53	Northwest Territories	1
District of Columbia	2	Oklahoma	17	Ontario	117
Florida	79	Oregon	21	Prince Edward Island	2
Georgia	30	Pennsylvania	87	Quebec	69
Idaho	8	Rhode Island	8	Saskatchewan	11
Illinois	38	South Carolina	21	Yukon	1
Indiana	21	South Dakota	1	Total Canada	315
Iowa	14	Tennessee	20
Kansas	5	Texas	51
Kentucky	15	Utah	12	Finland	7
Louisiana	1	Vermont	6	Germany	59
Maine	11	Virginia	42	The Netherlands	41
Maryland	41	Washington	30	Norway	19
Massachusetts	65	West Virginia	5	Portugal	34
Michigan	40	Wisconsin	9	Sweden	12
Minnesota	5	Wyoming	4	United Kingdom	112
Mississippi	1	Total United States	1,364	Argentina	9
Missouri	10			Australia	11
Montana	8				1,983
Nebraska	4

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers	Country/State/Province/Region/Territory	Number of Centers
United States		Canada
Arizona	1	Alberta	3
Alaska	1	British Columbia	2
California	5	Manitoba	1
Colorado	1	New Foundland	1
Connecticut	2	Nova Scotia	2
Delaware	1	Ontario	3
Florida	1	Quebec	2
Georgia	2	Total Canada	14
Idaho	1
Illinois	2	Austria	1
Indiana	1	Denmark	1
Iowa	2	Finland	1
Kansas	2	France	2
Maryland	2	Germany	2
Massachusetts	1	Italy	1
Minnesota	2	The Netherlands	2
Nebraska	1	Norway	2
New Jersey	1	Poland	1
New York	2	Portugal	1
North Carolina	2	Spain	1
Ohio	2	Sweden	1
Oregon	3	United Kingdom	5
Pennsylvania	2	China	4
Tennessee	1	Argentina	1
Texas	6	Brazil	1
Virginia	1	Australia	17
Washington	1		109
Wisconsin	2
Total United States	51
Most of the existing facilities are leased by us with initial lease terms expiring between 2015 and 2026. In most instances, we have renewal options at increased rents. Leases for 139 of the existing stores provide for contingent rent based upon sales.
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

	High	Low
Fiscal Year Ended January 31, 2015
First Quarter	$13.78	$11.04
Second Quarter	13.50	10.70
Third Quarter	13.28	10.82
Fourth Quarter	18.33	12.55
Fiscal Year Ended February 1, 2014
First Quarter	$15.19	$12.08
Second Quarter	17.22	13.34
Third Quarter	17.30	13.72
Fourth Quarter	16.34	13.01
Cash Dividend
Since 2004, we have returned cash to our stockholders through cash dividends. We paid quarterly dividends for fiscal year 2014 of $0.12 per share on April 17, 2014, July 17, 2014, October 16, 2014 and January 15, 2015 resulting in a total dividend payment of $307.0 million or $0.48 per share. We paid quarterly dividends for fiscal year 2013 of $0.12 per share on April 18, 2013, July 18, 2013, October 17, 2013 and January 16, 2014, resulting in a total dividend payment of $312.5 million or $0.48 per share. We paid quarterly dividends for fiscal year 2012 of $0.11 per share on April 12, 2012, July 12, 2012, October 18, 2012 and December 12, 2012, resulting in a total dividend payment of $294.1 million or $0.44 per share.
Our payment of dividends is permitted under our public notes and existing financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement. While it is our intention to continue to pay quarterly cash dividends in 2015 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors. On March 3, 2015, our Board of Directors approved the payment of a cash dividend of $0.12 per share to be paid on April 16, 2015 for stockholders of record on March 27, 2015.
In connection with our planned acquisition of Office Depot, Staples has obtained financing commitments from Bank of America Merrill Lynch and Barclays for a $3 billion asset-based credit facility and a $2.75 billion 6-year term loan (see Note R - Subsequent Event in the Notes to the Consolidated Financial Statements). We expect that the terms of the agreements that will govern this indebtedness will restrict us from paying dividends in certain circumstances, and will otherwise restrict us from paying dividends in excess of $0.15 per share, per quarter.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2010 through 2014 fiscal years, assuming the investment of $100.00 on January 30, 2010 with dividends being reinvested.
TOTAL RETURN TO STOCKHOLDERS

	30-Jan-10	29-Jan-11	28-Jan-12	2-Feb-13	1-Feb-14	31-Jan-15
Staples, Inc.	$100.00	$96.75	$71.23	$62.18	$62.55	$84.15
S&P 500 Index	$100.00	$122.19	$127.34	$148.71	$180.70	$206.41
S&P Retail Index	$100.00	$130.05	$150.50	$196.11	$248.44	$297.31
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common stock during the fourth quarter of fiscal 2014:

Fiscal Period	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
November 2, 2014 - November 29, 2014	791,900	$13.41	791,900	$386,462,000
November 30, 2014 - December 3, 2014	846,562	$16.12	814,727	373,276,000
December 4, 2014 - January 31, 2015	—	—	—	373,276,000
Total for the fourth quarter of 2014	1,638,462	$14.81	1,606,627	$373,276,000

(1)
Includes a total of 31,835 shares of our common stock withheld during the fourth quarter of our 2014 fiscal year to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans. These shares were canceled with a commensurate amount added to the allotment of shares available for future issuance under our equity incentive plans.

(2)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase programs and is rounded to the nearest two decimal places.

(3)	See Note N Share Repurchase Plan in the Notes to the Consolidated Financial Statements.
Other Information
For information regarding securities authorized for issuance under our equity compensation plans, please see Note K - Equity Based Employee Benefit Plans in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
At March 4, 2015, we had 4,546 holders of record of our common stock.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
1.     Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 31, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 31, 2015, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.
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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, access to, use or disposition of the company's assets that could have a material effect on the financial statements.

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
Our management assessed the effectiveness of Staples' internal controls over financial reporting as of January 31, 2015. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") . Based on our assessment, we conclude that, as of January 31, 2015, the Company has maintained effective internal control over financial reporting based on those criteria.
The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements and has issued an attestation report on Staples Inc.'s internal controls over financial reporting as of January 31, 2015 as stated in its reports which are included herein.

(b)   Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Staples, Inc.
We have audited Staples, Inc.'s internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Staples, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Staples, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015 of Staples, Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2015

(c)   Changes in Internal Control over Financial Reporting
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.
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

Item 15.    Exhibits and Financial Statement Schedules

(a)	Index to Consolidated Financial Statements: The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:
1.    Financial Statements.

•	Consolidated Balance Sheets - January 31, 2015 and February 1, 2014;

•	Consolidated Statements of Income - Fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013;

•	Consolidated Statements of Comprehensive Income - Fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013;

•	Consolidated Statements of Stockholders' Equity - Fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013;

•	Consolidated Statements of Cash Flows - Fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; and

•	Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission other than the one listed above are not required under the related instructions or are not applicable and, therefore, have been omitted.
3.    Exhibits.    The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page D-1, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2015.

STAPLES, INC.
By:	/s/ RONALD L. SARGENT
Ronald L. Sargent,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RONALD L. SARGENT	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
Ronald L. Sargent

/s/ BASIL L. ANDERSON	Director	March 6, 2015
Basil L. Anderson

/s/ DREW G. FAUST	Director	March 6, 2015
Drew G. Faust

/s/ JUSTIN KING	Director	March 6, 2015
Justin King

/s/ CAROL MEYROWITZ	Director	March 6, 2015
Carol Meyrowitz

/s/ ROWLAND T. MORIARTY	Director	March 6, 2015
Rowland T. Moriarty

/s/ ROBERT C. NAKASONE	Director	March 6, 2015
Robert C. Nakasone

/s/ ROBERT E. SULENTIC	Director	March 6, 2015
Robert E. Sulentic

/s/ RAUL VAZQUEZ	Director	March 6, 2015
Raul Vazquez

/s/ VIJAY VISHWANTH	Director	March 6, 2015
Vijay Vishwanath

/s/ PAUL F. WALSH	Director	March 6, 2015
Paul F. Walsh

/s/ CHRISTINE T. KOMOLA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2015
Christine T. Komola

APPENDIX A
STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 31, 2015 (1) (52 Weeks)	February 1, 2014 (2) (52 Weeks)	February 2, 2013 (4) (53 Weeks)	January 28, 2012(5) (52 Weeks)	January 29, 2011(6) (52 weeks)
Statement of Income Data:
Sales	$22,492,360	$23,114,263	$24,380,510	$24,664,752	$24,135,253
Gross profit	5,801,036	6,032,285	6,491,261	6,689,868	6,535,247

Income (loss) from continuing operations, including the portion attributable to the noncontrolling interest	$134,526	$707,004	$(160,847)	$987,397	$898,960

Amounts attributable to Staples, Inc.
Income (loss) from continuing operations	$134,526	$707,004	$(160,728)	$988,220	$892,339
Loss from discontinued operations	—	(86,935)	(49,978)	(3,564)	(10,391)
Net income (loss) attributed to Staples, Inc.	$134,526	$620,069	$(210,706)	$984,656	$881,948

Basic earnings per common share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.08	$(0.24)	$1.42	$1.24
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)	—	(0.01)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.95	$(0.31)	$1.42	$1.23

Diluted earnings per common share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.07	$(0.24)	$1.40	$1.22
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)	—	(0.01)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.94	$(0.31)	$1.40	$1.21

Dividends	$0.48	$0.48	$0.44	$0.40	$0.36

Statistical Data:
Stores open at end of period	1,983	2,169	2,215	2,295	2,281

Balance Sheet Data:
Working capital (3)	$1,885,852	$1,871,108	$1,740,665	$2,216,542	$2,174,574
Total assets	10,313,728	11,174,876	12,280,005	13,430,622	13,911,667
Long-term debt, net of current maturities	1,023,997	1,000,205	1,001,943	1,599,037	2,014,407
Noncontrolling interests	8,306	8,572	7,941	7,062	7,471
Total stockholders’ equity	$5,313,365	$6,140,835	$6,136,094	$7,022,213	$6,951,181
The Company's fiscal year is the 52 or 53 weeks ending the Saturday closest to January 31. Results of operations include the results of acquired businesses since the relevant acquisition date.

A-1

(1)
Income from continuing operations for this period reflects $170.9 million of restructuring activities, a charge of $469.7 million for impairment of goodwill and long-lived assets, $9.4 million of accelerated depreciation, $26.3 million of inventory write-downs, and a net gain of $27.5 million related to the sale of businesses.

(2)
Income from continuing operations for this period reflects $64.1 million for restructuring activities aimed at further streamlining the Company's operations and general and administration functions. The Loss from discontinued operations for this period reflects an $80.9 million preliminary loss on disposal related to the sale of the Company's European Printing Systems Division business ("PSD").

(3)	Working capital in 2012 excludes the current assets and current liabilities of discontinued operations.

(4)
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

(5)
Income from continuing operations for this period reflects the receipt of a $20.8 million tax benefit related to a refund due to Corporate Express N.V. ("Corporate Express") from the Italian government that was previously deemed uncollectible.

(6)	Results of operations for this period reflect $57.8 million of integration and restructuring costs associated with the acquisition of Corporate Express.

A-2

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2014 ("2014") consisted of the 52 weeks ended January 31, 2015, fiscal year 2013 ("2013") consisted of the 52 weeks ended February 1, 2014 and fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013.
Results of Operations
Major contributors to our 2014 results, as compared to the results for 2013, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $22.49 billion in sales, a decrease of 2.7%;

•	North American Stores & Online sales decreased 5.9%, driven by a 4% decline in comparable store sales, while business unit income rate decreased to 4.5% from 6.6%;

•	North American Commercial sales increased 2.8% and business unit income rate decreased to 6.9% from 7.5%;

•	International Operations sales decreased 4.9%, driven by the negative impact of foreign exchange rates, while business unit loss rate was (0.6)% compared to (0.4)%;

•	Income from continuing operations was $134.5 million for 2014 compared with $707.0 million in 2013;

•
Income from continuing operations in 2014 includes a net charge of $488.7 million (net of taxes) related to the impact of inventory writedowns, restructuring costs, goodwill and long-lived asset impairment charges, accelerated depreciation and gains on the sales of businesses;

•	Non-GAAP income from continuing operations was $623.2 million in 2014 compared with $760.6 million in 2013; and

•
Earnings per diluted share from continuing operations was $0.21 in 2014 compared to $1.07 in 2013. Non-GAAP earnings per diluted share from continuing operations was $0.96 in 2014 compared with $1.16 in 2013.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.
Outlook
For the first quarter of 2015, we expect sales to decrease versus the first quarter of 2014.  We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.16 to $0.18 for the first quarter of 2015.  Our guidance excludes any potential impact on earnings per share related to restructuring and other related activities (see below) as well as costs related to our planned acquisition of Office Depot.  For the full year 2015, the company expects to generate more than $600 million of free cash flow.

2014 Restructuring Plan

In 2014, we announced our plan to close at least 225 retail stores in North America by the end of fiscal year 2015. In addition, as part of our continuing efforts to transform our business, we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. In 2014 we incurred $244.7 million of charges related to this plan, and we expect to incur additional charges in the range of $70 million - 180 million in 2015, including $15 million - 40 million in the first quarter of 2015. See Note B - Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information related to this plan.

Proposed Acquisition of Office Depot

As discussed in Note R in the Notes to the Consolidated Financial Statement, on February 4, 2015 we announced that we had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. Based on the number of outstanding shares of our common stock and Office Depot common stock as of February 2, 2015, and the closing share price of our common stock on such date, the value of the total consideration to be paid by Staples is estimated to be approximately $6.3 billion, including approximately $4.1 billion of cash and approximately 124.4 million shares of Staples common stock.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

In connection with the proposed acquisition, we obtained financing commitments from Bank of America, N.A. and
Merrill, Lynch, Pierce, Fenner & Smith Incorporated ("Bank of America Merrill Lynch") and Barclays Bank PLC ("Barclays") for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan.  In addition to these sources of financing, we currently plan to use approximately $500 million of internally-generated cash to finance the acquisition.

As a result of the proposed acquisition, we expect to generate at least $1 billion of annualized cost synergies by the third full fiscal year post-closing.  The majority of these synergies would be realized through headcount and general and administrative expense reductions, efficiencies in purchasing, marketing, and supply chain, retail store network optimization, as well as sharing of best practices.  We estimate one-time costs of approximately $1 billion to achieve the synergy target.
Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for gross profit rate, income from continuing operations, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures help management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our restructuring initiatives and the potential related impact on cash flow represent broad ranges which are based on our preliminary analysis and are subject to change as our plans become finalized.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in thousands, except per share data):

	52 Weeks Ended
	January 31, 2015
	GAAP	Inventory write-downs	Restructuring charges	Accelerated depreciation	Impairment of goodwill & long-lived assets	Gain on sale of businesses, net	Non-GAAP
Gross profit	$5,801,036	26,307	—	—	—	—	$5,827,343
Gross profit rate	25.8%						25.9%

Operating income	309,866	26,307	170,878	9,376	469,663	(27,495)	958,595
Interest and other expense, net	41,731						41,731
Income from continuing operations before income taxes	268,135						916,864

Income tax expense	133,609						133,609
Adjustments	—						160,011
Adjusted income tax expense	133,609						293,620

Income from continuing operations	$134,526						$623,244

Effective tax rate	49.8%						32.0%

Diluted earnings per common share	$0.21						$0.96

	52 Weeks Ended
	February 1, 2014
	GAAP	Restructuring charges	Non-GAAP
Operating income	$1,177,501	$64,085	$1,241,586
Interest and other expense, net	(114,696)	—	(114,696)
Income from continuing operations before income taxes	1,062,805	64,085	1,126,890

Income tax expense	355,801	10,481	366,282

Income from continuing operations	$707,004	$53,604	$760,608

Effective tax rate	33.5%		32.5%

Diluted earnings per common share from continuing operations	$1.07		$1.16

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

	53 Weeks Ended
	February 2, 2013
	GAAP	Impairment of goodwill & long-lived assets	Restructuring charges	Accelerated trade-name amortization	Loss on early extinguishment of debt	Termination of JV arrangement in India	Non-GAAP
Operating income	$510,065	$810,996	$207,016	$20,049	$—	$—	$1,548,126
Interest and other expense, net	(244,642)	—	—	—	56,958	26,211	(161,473)
Income from continuing operations before income taxes	265,423						1,386,653

Income taxes	426,270						426,270
Adjustments	—						24,390
Adjusted income taxes	426,270						450,660

(Loss) income from continuing operations	(160,847)						935,993
Loss attributed to noncontrolling interests	(119)						(119)
(Loss) income from continuing operations attributed to Staples, Inc.	$(160,728)						$936,112

Effective tax rate	160.6%						32.5%

Per share (loss) income from continuing operations attributed to Staples, Inc:
Basic earnings per common share	$(0.24)						$1.40
Diluted earnings per common share	$(0.24)						$1.39

Weighted average common shares outstanding	669,479						669,479
Effect of dilutive securities	—						6,526
Weighted average common shares outstanding assuming dilution	669,479						676,005

Consolidated Performance
2014 Compared with 2013
Sales: Sales for 2014 were $22.49 billion, a decrease of 2.7% from 2013. The decrease reflects a 4% decline in comparable store sales in North America, a $309.7 million unfavorable impact from changes in foreign exchange rates, an approximate 1% negative impact from store closures in North America, and to a lesser extent, ongoing weakness in our European businesses. These declines were partly offset by a 2.8% sales increase in North American Commercial and a 7% increase in Staples.com (increases of 3.3% and 8% in local currency, respectively). Declines in business machines and technology accessories, ink and toner, computers and core office supplies were partly offset by growth in facilities and breakroom supplies, furniture and copy and print services.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Gross Profit: Gross profit as a percentage of sales was 25.8% for 2014 compared to 26.1% for 2013. The decrease in gross profit rate was driven by pricing investments in Staples.com and Quill, and increased delivery expense in North America primarily resulting from growth in delivery sales.  These factors were partly offset by improved product margins in Europe resulting from our ongoing assortment and pricing optimization initiatives. Our gross profit rate in 2014 also reflects $26.3 million of inventory write-downs related to our initiatives to improve efficiencies in our North American delivery fulfillment operations and the closure of North American retail stores.
Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2014 increased by $81.1 million or 1.7% from 2013. The increase was driven by increased incentive compensation expense, investments to drive growth online in both North America and Europe, and investments to support our strategic reinvention. These costs were partly offset by lower labor costs due to headcount reductions. Selling, general and administrative expenses in 2014 also reflects $9.4 million of accelerated depreciation primarily related to our initiatives to improve efficiencies in our North American delivery fulfillment operations. As a percentage of sales, selling, general and administrative expenses increased to 21.4% in 2014 compared to 20.5% for 2013.
Impairment of Goodwill and Long-Lived Assets: See Note C Goodwill and Long-Lived Assets in the Notes to the Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges in 2014.
Restructuring Charges: See Note B Restructuring Charges in the Notes to the Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges in 2014 and 2013.
Gain on Sale of Businesses, net: On May 2, 2014, we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23.4 million. Smilemakers, Inc. was a component of our North American Commercial segment. We also completed the sale of two small businesses in 2014, with one transaction resulting in a loss of $1.6 million and the other generating a gain of $5.7 million.
Interest Expense:  Interest expense decreased to $49.1 million for 2014 from $119.3 million for 2013. The decrease in interest expense was primarily the result of the repayment of the remaining $866.9 million principal balance of our 9.75% notes upon their maturity in January 2014.
Other Income (Expense), Net:  Other income (expense), net was $4.5 million for 2014 compared to $(0.1) million for 2013. The $4.5 million of income in 2014 reflects investment income associated with our supplemental executive retirement plan. In 2013, investment income was offset by foreign exchange losses.
Income Taxes:  Our tax rate related to continuing operations was 49.8% in 2014 compared to 33.5% for 2013. The tax rate for 2014 reflects the following:

•	Non-deductible goodwill impairment charges of $409.5 million;

•	A $69.1 million reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	The impact of material restructuring-related charges recognized in our U.S. and Canadian entities in 2014;

•	$11.2 million of incremental tax expense stemming from taxable income generated in the US as a result of the repatriation of $127.3 million of cash from a foreign subsidiary;

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of three businesses; and

•	A $3.9 million credit for a discrete item that is unrelated to current operations.

Excluding the impact of these items, our effective tax rate in 2014 was 32.0%.
Our tax rate for 2013 reflects the impact of $64.1 million of net restructuring charges incurred in 2013, certain portions of which did not result in a tax benefit. Excluding the impact of these charges, our effective tax rate in 2013 was 32.5%.
See Note J - Income Taxes in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to our effective tax rates in 2014 and 2013 and for information relating to the undistributed earnings of our foreign subsidiaries.
Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Canada, Hong Kong and the Netherlands contribute to the foreign tax rate differential impacting the effective tax rate in 2014 and 2013.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Discontinued Operations: On October 5, 2013, we completed the sale of our European Printing Systems Division business ("PSD"), a former component of our International Operations segment. The sale resulted in a preliminary loss of $80.9 million which is subject to a working capital adjustment that has not yet been finalized. The amount of the working capital adjustment is currently in dispute between the parties in the transaction. The parties are pursuing dispute resolution procedures to attempt to resolve the issue. Total loss from discontinued operations, net of tax, was $86.9 million for 2013.
2013 Compared with 2012
The table below shows sales in 2013 compared with sales in 2012 excluding the impact of the 53rd week (in thousands):

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
Sales:  Sales for 2013 were $23.11 billion, a decrease of 5.2% from 2012. Excluding the impact of $461.2 million of sales related to the additional week in 2012, sales for 2013 decreased by 3.4% from 2012. Our sales decline for 2013 reflects a 4% decline in comparable store sales in North America, ongoing weakness in International Operations, a 1% impact from store closures in North America and Europe, and a $156.6 million unfavorable impact from changes in foreign exchange rates, partially offset by growth in our North American online businesses and in North American Commercial. Declines in office supplies, business machines and technology accessories, ink and toner, and computers were partly offset by growth in facilities and breakroom supplies, tablets and other mobile technology, and technology services.
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
Impairment of Goodwill and Long-Lived Assets: There were no material impairment charges incurred in 2013. See Note C Goodwill and Long-Lived Assets in the Notes to the Consolidated Financial Statements for a description of the facts and circumstances related to the goodwill and long-lived impairment charges in 2012.
Restructuring Charges: See Note B - Restructuring Charges in the Notes to the Consolidated Financial Statements for information relating to restructuring charges recorded in 2013 and 2012.
Amortization of Intangibles:  Amortization of intangibles was $55.4 million for 2013 compared to $78.9 million for 2012, primarily reflecting the amortization of tradenames and customer relationships. Amortization in 2012 included $20.0 million of accelerated amortization related to the rebranding of our Australian business.
Interest Expense:  Interest expense decreased to $119.3 million for 2013 from $162.5 million for 2012. The decrease was primarily the result of the early extinguishment of $633.1 million of our $1.5 billion 9.75% notes (the "January 2014 Notes") in January and February of 2013, the repayment of our $325 million 7.375% notes in October 2012 (the "October 2012 Notes"), and, to a lesser extent, the repayment of the remaining $866.9 million balance of our January 2014 Notes upon their maturity. These favorable items were partially offset by interest expense related to our $500 million 2.75% Notes and our $500 million

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

4.375% Notes, both of which were issued in January 2013. Our interest rate swap agreements reduced interest expense by $12.1 million for 2013 compared to $21.0 million for 2012.
Loss on Early Extinguishment of Debt: In January 2013, we repurchased $632.8 million of our $1.5 billion, 9.75% notes that were due January 2014 (the "January 2014 Notes") pursuant to a cash tender offer.  As a result of this tender offer, we incurred a pre-tax loss on early extinguishment of debt of $57.0 million in 2012 related to debt tender premiums and fees.
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
See Note J Income Taxes in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to our effective tax rates in 2013 and 2012 and for information relating to the undistributed earnings of our foreign subsidiaries.
Discontinued Operations: The results of discontinued operations in 2013 and 2012 pertain to PSD. See Note D Divestitures in the Notes to the Consolidated Financial Statements for more information.
Segment Performance
We have three reportable segments: North American Stores & Online, North American Commercial and International Operations. North American Stores & Online sells products and services to customers in the United States and Canada. North American Commercial consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Advantage and Quill.com. The International Operations segment consists of businesses that sell and deliver products and services directly to consumers and businesses in 23 countries in Europe, Australia, South America and Asia.
Historically we have evaluated performance and allocated resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, non-recurring items and the impact of changes in accounting principles ("business unit income"). Beginning in 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with restructuring activities. Segment information for 2012 and 2013 has been restated to reflect this change.     Intersegment sales and transfers are recorded at our cost; therefore, there is no intercompany profit or loss recognized on these transactions.
See additional geographic information and a reconciliation of total business unit income to income from continuing operations before income taxes in Note P - Segment Reporting in the Notes to the Consolidated Financial Statements.

				2014 Increase (Decrease) From Prior Year	2013 Decrease From Prior Year
	(Amounts in thousands)
Sales:	2014	2013	2012
North American Stores & Online	$10,448,603	$11,103,160	$11,827,906	(5.9)%	(6.1)%
North American Commercial	8,270,682	8,041,613	8,108,402	2.8%	(0.8)%
International Operations	3,773,075	3,969,490	4,444,202	(4.9)%	(10.7)%
Total segment sales	$22,492,360	$23,114,263	$24,380,510	(2.7)%	(5.2)%

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

	(Amounts in thousands)			2014 % of Sales	2013 % of Sales	2012 % of Sales
Business Unit Income:	2014	2013	2012
North American Stores & Online	$473,068	$733,465	$987,025	4.5%	6.6%	8.3%
North American Commercial	570,831	603,972	680,011	6.9%	7.5%	8.4%
International Operations	(21,181)	(15,219)	(1,097)	(0.6)%	(0.4)%	—%
Business unit income	$1,022,718	$1,322,218	$1,665,939	4.5%	5.7%	6.8%

Store Activity		Stores Open at Beginning of Period	Stores Opened	Stores Closed	Stores Open at End of Period
2013	North American Stores & Online	1,886	2	42	1,846
2013	International Operations	329	1	7	323
2013	Total	2,215	3	49	2,169
2014	North American Stores & Online	1,846	2	169	1,679
2014	International Operations	323	9	28	304
2014	Total	2,169	11	197	1,983
North American Stores & Online
2014 Compared with 2013
Sales decreased 5.9% for 2014 compared to 2013. This decrease was driven by a 4% decline in comparable store sales primarily due to lower traffic, an approximate negative 2% impact from store closures, and a $158.9 million negative impact from changes in foreign exchange rates. Sales declines were partially offset by an 8% increase in Staples.com (in local currency) driven by increased business customer acquisition, improved customer conversion and an expanded assortment beyond office supplies. Comparable sales, which include comparable store sales and growth in Staples.com as defined further below, declined 2%. Declines in business machines and technology accessories, computers, and ink and toner were partially offset by growth in facilities and breakroom supplies, copy and print, and mobile phones and accessories.
Business unit income as a percentage of sales decreased to 4.5% for 2014 from 6.6% for 2013. The decrease was primarily driven by investments to accelerate growth in Staples.com, increased incentive compensation, and increased marketing expense to drive awareness of our expanded product offerings. These expenses were partially offset by reduced retail labor costs and increased gross margin rates in retail stores.
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
Business unit income as a percentage of sales decreased to 6.6% for 2013 from 8.3% for 2012. The decrease was primarily driven by unfavorable product margins due to an increased mix of lower product margins on Staples.com, deleverage of fixed expenses on lower sales, and investments to optimize our pricing, profit improvements and sourcing strategies. These expenses were partially offset by a reduction in incentive compensation.
North American Commercial
2014 Compared with 2013
Sales increased 2.8% for 2014 compared to 2013. The increase was primarily due to increased sales of facilities and breakroom supplies, furniture, business machines and technology accessories, and promotional and print solutions. This was partially offset by decreased sales of ink and toner and a $35.3 million unfavorable impact from foreign exchange rates.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Business unit income as a percentage of sales decreased to 6.9% for 2014 from 7.5% for 2013, primarily driven by increased incentive compensation, pricing investments in Quill, and investments in sales force. These declines were partially offset by reduced marketing expense and leverage of fixed expenses on increased sales.
2013 Compared with 2012
Sales decreased 0.8% for 2013 compared to 2012. Sales of 2012 include $158.9 million of revenue related to the additional week in 2012. Excluding the additional week, sales for 2013 increased by 1.2% from 2012. Sales increased as a result of the acquisition of new customers, partially offset by lower sales to existing customers. Sales of facilities and breakroom supplies and, to a lesser extent, tablets and other mobile technology increased, partially offset by lower sales of core office supplies.
Business unit income as a percentage of sales decreased to 7.5% for 2013 from 8.4% for 2012, primarily driven by investments in sales force and marketing expenses to drive growth. These expenses were partially offset by lower costs associated with legal settlements and incentive compensation.
International Operations
2014 Compared with 2013
Sales decreased 4.9% for 2014 compared to 2013. This decrease was primarily driven by a $115.5 million unfavorable impact from foreign exchange rates and weakness in our European delivery businesses.
Business unit loss as a percentage of sales was (0.6)% for 2014 compared to (0.4)% for 2013. The business unit loss rate for 2014 reflects a 30 basis point unfavorable impact from foreign exchange rates; results for 2014 in local currency were largely comparable to the prior year. In 2014 there was slight improvement in our Australian business, with lower salary and professional service costs more than offsetting the impact of lower product margins. There was also improvement in Europe driven by improved product margins as we continue to benefit from pan-European assortment and pricing optimization, partially offset by increased costs in Europe as we transition to a more centralized pan-European business model.
2013 Compared with 2012
Sales decreased 10.7% for 2013 compared to 2012. Sales for 2013 include $80.8 million of revenue related to the additional week in 2012. Excluding the 53rd week, sales decreased 9% for 2013 compared to 2012. This decrease was primarily driven by weakness in our European delivery businesses, an approximate 2% decrease in sales from store closures in Europe related to the 2012 restructuring plan, and weakness in our Australian business. The decrease was also driven by a $31.8 million unfavorable impact from foreign exchange rates, and a 3% decline in comparable store sales in Europe, primarily due to lower traffic.
Business unit loss as a percentage of sales was (0.4)% for 2013 compared to 0.0% for 2012. This change was driven by reduced marketing spend, savings related to headcount reductions in our European and Australian businesses, as well as a favorable comparison to 2012 which included severance and the settlement of a contractual dispute. In addition, to a lesser extent, we experienced improved profitability in our European retail business as a result of closing underperforming stores in 2012. These factors were mostly offset by the negative impact of fixed costs on lower sales in Australia and in our European delivery businesses.
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
Inventory:  We record inventory at the lower of weighted-average cost or market value. We reserve for obsolete, overstocked and inactive inventory based on the difference between the weighted-average cost of the inventory and the estimated market value using assumptions of future demand and market conditions. To estimate the required reserve, we consider factors such as age of the inventory, the nature of the products, the quantity of items on-hand relative to sales trends, current market prices and trends in pricing, our ability to use excess supply in another channel, historical write-offs, expected residual values or other recoveries, contractual terms related to and historical experience with returns to vendors, and new product introductions and other developments in industry.  If actual demand or market conditions are less favorable than those projected by management, additional reserves may be required.  However, past experience has shown little variability in reserve estimates, and we do not believe that deviations from our current estimates and assumptions will have a material impact upon our financial statements in the future.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

In 2014, we recorded $26.3 million of inventory write-downs related to our initiatives to improve efficiencies in our delivery fulfillment operations and the closure of North American retail stores. The key factors considered by management when developing the underlying estimates include the extent to which inventory on-hand will be discounted, transferred to other stores or distribution channels, returned to vendors, or liquidated. These estimates required judgment. However, we have a significant amount of experience with managing inventory upon the closure or consolidation of facilities, as well as in the context of significant changes to the merchandise assortment. In addition, with respect to the write-downs related to the store closure plan, many of the stores have already closed during 2014, allowing us to corroborate the accuracy of our earlier estimates. We do not believe our estimates will yield material differences in the future.
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
Impairment of Goodwill:  See our accounting policy related to testing goodwill for impairment in Note A in the notes to the consolidated financial statements.
For the annual test in 2014, we performed an optional qualitative assessment for our North American Commercial and Canada Retail reporting units (combined goodwill of $1.28 billion at the time of the impairment test) to determine whether it was more likely than not that their fair values were less than their carrying amounts. The assessment requires management to identify the key drivers of fair value for the reporting units, to consider all significant events and circumstances that are relevant to their fair values, and then to weigh the positive and negative evidence. Examples of factors considered include trends and conditions in the macro economy, industry, and financial markets, as well as Staples-specific factors that would likely be considered by market participants, such as recent financial results and our latest forecasts, our current strategic plans, and our stock price. This process requires management to exercise a great deal of judgment. Based on our assessment, we concluded that it was more likely than not that the reporting units’ fair values continued to exceed their carrying values by significant margins, and accordingly that it was not necessary to perform the two-step impairment test for these reporting units.

For our U.S. Stores & Online (USS&O) (goodwill of $633 million at the time of the impairment test) and International reporting units (combined goodwill of $1.25 billion at the time of the impairment test), we proceeded directly to the two-step impairment test. In step one, we determined fair value using discounted cash flow ("DCF") analysis, which requires management to make assumptions and develop estimates regarding industry and economic factors and the future profitability of our businesses. The key assumptions and estimates used in the discounted cash flow approach include:

•
The reporting unit's projections of financial results over periods that range from five to eleven years, depending on the maturity of the underlying business.  For more established businesses, such as USS&O and our European and Australian operations, we used projection periods of five to seven years, while in our emerging market businesses we used an eleven year projection period which reflects management's expectations of the development time for these growth-oriented businesses.  In general, our reporting units' fair values are most sensitive to our sales growth and operating profit rate assumptions, which represent estimates based on our current and projected sales mix, profit improvement opportunities and market conditions.

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

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

The fair values of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management and if actual results are not consistent with our assumptions and judgments, we could experience future impairment charges. To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.  This exercise required judgment for our 2014 impairment test, given that it incorporated high-level estimates of the fair values of the two reporting units for which we relied on the optional qualitative screen.

Based on the results of our testing in 2014, three of our reporting units failed step one of the impairment test - Australia, China, and South America. In step two of the test, we measured impairment charges of $280.2 million related to Australia, $116.3 million related to China, and $13.0 million related to South America. See Note C in the notes to the consolidated financial statements for a description of the facts and circumstances leading to these impairment charges and a summary of the process by which the charges were calculated.
The fair value estimates incorporated in step two were primarily based on the income approach, specifically the multi-period excess earnings method. The valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of growth, customer attrition, and profitability; appropriate market-based royalty rates; and discount rates discussed above.
As of January 31, 2015, taking into account the charges recorded during the fourth quarter of 2014 as well as the impact of currency translation adjustments, the remaining amount of goodwill associated with our Australia, China, and South America reporting units was $51.3 million, $80.2 million, and $0.0 million, respectively. The current year valuation of our China reporting unit was predicated on the business achieving significant growth in the future, and therefore this reporting unit could experience additional impairment charges if sales growth doesn’t accelerate in the near-to-mid term future. The current year valuation of our Australia business assumes improvements in sales trends and profitability compared with actual performance over the past several years. If we are unable to execute our strategic and operational plans for China and Australia, the reporting units’ financial results may be lower than these projections, and additional impairment charges may be incurred.
As of January 31, 2015, our Europe Online reporting unit has $275 million of goodwill.  This reporting unit has experienced ongoing challenges transitioning from its legacy catalog business model to an online model, and as a result it is at an increased risk of an impairment.
With respect to all our reporting units, the following are key factors that could potentially result in future impairment charges:

•
Deterioration in macroeconomic or industry conditions, or a failure to manage our businesses successfully, could result in our reporting units’ actual future financial results to be lower than management’s projections;

•	Adverse changes in market and economic conditions could increase the reporting units’ WACC’s; and,

•	A sustained and significant decline in our stock price could result in a decline in the value of some or all of our reporting units.

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
In 2014 we recorded impairment charges of $60.1 million, of which $36.0 million related to fixed assets at North American retail stores that are closing pursuant to our plan to close at least 225 North American stores by the end of 2015. In addition, we determined that the fixed assets at certain other North American retail stores were impaired because they are not recoverable from future cash flows, primarily due to declining sales, and as a result we recorded impairment charges of $21.7 million. In general, we consider the individual store to be the lowest level at which to test store assets for impairment. For stores that have been

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

approved for closure, we estimate future cash flows to be generated by the stores through their planned closure dates. For other stores, we estimate future cash flows over the stores' remaining lease terms, or if the store is owned, over the remaining depreciable life of the building. Forecasting future sales and profitability for an individual store, in some cases over long periods, requires a significant amount of judgment. If actual results are less favorable than management's projections, estimates and assumptions, additional write-offs in the future may be necessary.
For stores that failed the recoverability test, we measured the fair value of the impaired assets using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in ASC Topic 820. We considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any.
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
Based on our analysis of the financial impact of pension obligation assumptions and estimates, we do not believe these assumptions and estimates will have a material impact on our financial statements. The effect on pension obligations at January 31, 2015 of a change in discount rate and other assumptions is included in Note L - Pension and Other Post-Retirement Benefit Plans of the Notes to the Consolidated Financial Statements.
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
Definition of comparable sales

Beginning in 2014, we refer to comparable sales in our analysis of the results of operations of our North American Stores & Online segment. Comparable sales reflect comparable store sales (as defined below) for our North American retail stores, plus growth in Staples.com excluding the impact of foreign currency translation.

Definition of comparable store sales

Comparable store sales represents a comparison of sales for a particular store in the current period with sales for that same store in the corresponding period in the prior year. Stores become comparable as of the beginning of the 13th full fiscal month in which they are open. For stores that we close, the stores remain comparable through their last full fiscal monthly period of sales. For relocations, if the new store location opens within four days of the closure of the old location, and within a five mile radius of the old location, then the sales for the new location are compared with the sales for the old location; otherwise, the old location is treated as a closure and the new location is treated as an opening of a new store. For foreign locations, comparable stores sales exclude the impact of foreign currency translation. Comparable store sales figures exclude online sales. Transactions at in-store kiosks are included in comparable store sales if payment is made through the Company's point-of-sale systems.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Recently Adopted Accounting Pronouncements
See Note A in the Notes to the Consolidated Financial Statements for a summary of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Cash Flows
2014 Compared to 2013
Cash provided by operations was $1.04 billion for 2014 compared to $1.11 billion for 2013. The $65.3 million decrease in operating cash flow from 2013 to 2014 was primarily due to a decline in net income adjusted for non-cash expenses compared with 2013.
Cash used in investing activities was $375.3 million for 2014 compared to $479.5 million for 2013, a decline of $104.3 million. The decline was primarily driven by the fact that in 2014 we sold three small business units for $58.6 million in net cash, whereas in 2013 our disposal of PSD and the termination of our joint venture in India yielded a combined $47.0 million net cash outflow.
Cash used in financing activities was $492.7 million for 2014 compared to $1.44 billion for 2013, a decline of $949.4 million. The decline was primarily attributable to the repayment of the $866.9 million remaining principal balance of our 9.75% notes upon their maturity in January 2014 (the "January 2014 Notes"), and a $132.5 million reduction in cash used to repurchase shares compared with fiscal 2013.
2013 Compared to 2012
Cash provided by operations was $1.11 billion for 2013 compared to $1.22 billion for 2012. The decrease in operating cash flow from 2012 to 2013 was primarily due to a decline in net income adjusted for non-cash expenses compared to 2012.

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

Cash used in financing activities was $1.44 billion for 2013 compared to $812.3 million for 2012, an increase of $629.8 million. The increase was primarily attributable to the repayment of the $866.9 million remaining principal balance of our January 2014 Notes, partly offset by a $143.4 million reduction in cash used in our share repurchase plans. In 2013, the Company paid shareholders cash dividends of $0.48 per share for a total of $312.5 million, an increase from the $0.44 per share for a total of $294.1 million paid in 2012.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Contractual Obligations and Commercial Commitments
A summary, as of January 31, 2015, of our contractual obligations and balances available under credit agreements is presented below (amounts in thousands):

			Payments Due By Period
Contractual Obligations and Commercial Commitments (1)(2)(6)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
January 2018 Notes (5)	—	500,000	—	500,000	—	—
January 2023 Notes (5)	—	500,000	—	—	—	500,000
May 2018 Revolving Credit Facility	1,000,000	—	—	—	—	—
Other lines of credit	138,947	77,214	77,214	—	—	—
Other notes and capital leases	—	40,073	14,504	19,821	5,387	361
Total (5)	$1,138,947	$1,117,287	$91,718	$519,821	$5,387	$500,361
Interest payments	—	$216,250	$35,625	$71,250	$43,750	$65,625
Operating leases (3)	—	$2,930,521	$703,905	$1,078,745	$602,231	$545,640
Purchase obligations (4)	—	$656,330	$485,240	$119,697	$48,550	$2,843

(1)	See Note J - Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits.

(2)
The above table excludes expected future contributions to our pension and post-retirement benefit plans. See Note L - Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for details about these future contributions.

(3)
The operating lease payments reported above do not include common area maintenance or real estate taxes, which are expected to approximate 25% to 28% of the related operating lease payments. Utility costs related to leased facilities have also been excluded from this table because the payments do not represent contractual obligations until the services have been provided. Future annual minimum payments include restructuring related obligations as of January 31, 2015.

(4)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty but require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

(5)
See Note F in the Notes to the Consolidated Financial Statements for information related to our $500 million 2.75% senior notes due January 2018 ("January 2018 Notes") and $500 million 4.375% senior notes due January 2023 ("January 2023 Notes"). The amounts shown in the table above represent the par value of the debt obligations. The funds provided by these issuances were used for general corporate purposes.

(6)	As of January 31, 2015, Staples had open standby letters of credit totaling $100.7 million
There were no instances of default during 2014 under any of our debt agreements.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements as of January 31, 2015, nor did we utilize any during 2014.
Sources of Liquidity
To cover seasonal fluctuations in cash flows and to support our various initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of January 31, 2015, we had $1.69 billion in total cash and funds available through credit agreements, which consisted of $1.06 billion of available credit and $627.2 million of cash and cash equivalents.
Of the $627.2 million in cash and cash equivalents, $326.2 million is held in jurisdictions outside the United States. During the first quarter of 2014, we repatriated $127.3 million of cash held by one of our foreign subsidiaries.  As a result, during the first quarter of 2014 we recorded income tax expense of $11.2 million related to taxable income generated in the U.S. stemming from this repatriation. For the undistributed earnings that remain in our foreign subsidiaries after this repatriation that have not been previously taxed in the U.S., our intention remains to indefinitely reinvest those funds outside of the U.S., and accordingly deferred taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

related to the remaining undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

On May 31, 2013, we entered into a credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America N.A. and other lending institutions that provides for a maximum borrowing of $1.0 billion, and which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. We also have a commercial paper program ("Commercial Paper Program") that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. See Note F - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for additional information related to these agreements. We did not borrow under the May 2018 Revolving Credit Facility during 2014, and no amounts were outstanding at January 31, 2015. The maximum amount outstanding under the Commercial Paper Program during 2014 was $150.0 million. As of January 31, 2015, no Commercial Paper Notes were outstanding.     We also have various other lines of credit under which we may borrow a maximum of $138.9 million.

During 2014, we entered into $39.8 million of new capital lease obligations. We did not incur any new capital lease obligations in 2013.

Taking into consideration the amount of cash expected to be required for our planned acquisition of Office Depot and the financing commitments from Bank of America Merrill Lynch and Barclays, we expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital
As a result of our proposed acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Under the repurchase plan approved by our Board of Directors in 2011 (the "2011 Repurchase Plan"), we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. As of January 31, 2015, we have spent a total of $1.13 billion to repurchase 83.4 million shares under the 2011 Repurchase Plan, and therefore, the remaining repurchase authorization is $373.3 million. While we do not plan to resume share repurchases in 2015, over the long-term we expect to continue buying back stock.

We may use capital to engage in strategic acquisitions such as the proposed acquisition of Office Depot. We consider many types of acquisitions for their strategic and other benefits. For example, on July 11, 2014 we completed the acquisition of PNI Digital Media Inc. ("PNI") for a net $67.9 million. PNI provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, documents, wedding invitations, stationery and more. We plan to invest in PNI so that we can leverage its platform to grow our copy and print businesses, as well as to help PNI grow its existing customer base.

We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid quarterly dividends of $0.12 per share during 2014 and 2013, and quarterly dividends of $0.11 per share in 2012. While it is our intention to continue to pay quarterly cash dividends for 2015 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect a modest increase in capital spending in 2015 compared with 2014, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come from operating cash flows.
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
Interest Rate Risk
At January 31, 2015, we had variable rate debt obligations of approximately $77.2 million. While variable rate debt obligations expose us to the risk of rising interest rates, management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on January 31, 2015 borrowing levels, a 1.0% increase or decrease in current market interest rates would have the effect of causing a $.8 million additional pre-tax charge or credit to our statement of operations. In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of January 31, 2015 and February 1, 2014.
Foreign Currency Risk
We are exposed to foreign exchange risks through our business operations and investments in subsidiaries in Canada, Europe, Australia, South America and Asia. The currencies for which we have the most significant exposure to exchange rate fluctuations include the Canadian Dollar, the Euro, the British Pound Sterling, the Australian Dollar and the Chinese Renminbi.
Revenue and expense transactions in our foreign subsidiaries are primarily denominated in the respective local currencies. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Conversely, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While the matching of local currency revenues and local currency expenses provides in effect a natural hedge, such matching does not completely reduce the foreign currency exchange rate exposure. Revenues from our foreign operations accounted for approximately 29% and 30% of consolidated revenues in 2014 and 2013, respectively.
The conversion of our foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss) in stockholders' equity. In 2014 and 2013, we recorded consolidated foreign currency translation losses of approximately $403.4 million and $126.8 million, respectively. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities will result in a transaction gain or loss. In 2014, our foreign currency transaction losses were de minimis. In 2013, we recorded foreign currency transaction losses of $6.6 million, which are recorded in Other income (expense), net in our consolidated statement of income.
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
In accordance with our risk management policies, we use derivative instruments on a limited basis to hedge our foreign currency exposures (see Note H - Derivative Instruments and Hedging Activities to the Notes to the Consolidated Financial Statements). Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be offset by a corresponding decrease or increase in the fair value of the hedged underlying loans. As of January 31, 2015 and February 1, 2014, we had no outstanding foreign currency derivative agreements designated as hedges.

Item 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.
We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework") and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2015

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands, Except Share Data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$627,174	$492,532
Receivables, net	1,927,781	1,838,714
Merchandise inventories, net	2,144,447	2,328,299
Deferred income tax assets	224,067	179,566
Prepaid expenses and other current assets	252,954	400,447
Total current assets	5,176,423	5,239,558

Property and equipment:
Land and buildings	947,999	990,324
Leasehold improvements	1,230,740	1,306,987
Equipment	2,824,877	2,778,294
Furniture and fixtures	1,015,737	1,078,876
Total property and equipment	6,019,353	6,154,481
Less: Accumulated depreciation	4,314,421	4,283,762
Net property and equipment	1,704,932	1,870,719

Intangible assets, net of accumulated amortization	335,017	382,700
Goodwill	2,680,029	3,233,597
Other assets	417,327	448,302
Total assets	$10,313,728	$11,174,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,866,545	$1,997,494
Accrued expenses and other current liabilities	1,332,308	1,266,974
Debt maturing within one year	91,718	103,982
Total current liabilities	3,290,571	3,368,450

Long-term debt, net of current maturities	1,023,997	1,000,205
Other long-term obligations	685,795	665,386

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 941,561,541 and 640,320,352 shares at January 31, 2015 and 938,722,858 shares and 652,860,207 shares at February 1, 2014, respectively	565	563
Additional paid-in capital	4,935,415	4,866,467
Accumulated other comprehensive loss	(1,041,195)	(507,154)
Retained earnings	6,829,277	7,001,755
Less: Treasury stock at cost, 301,241,189 shares at January 31, 2015 and 285,862,651 shares at February 1, 2014	(5,419,003)	(5,229,368)
Total Staples, Inc. stockholders’ equity	5,305,059	6,132,263
Noncontrolling interests	8,306	8,572
Total stockholders’ equity	5,313,365	6,140,835
Total liabilities and stockholders’ equity	$10,313,728	$11,174,876
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Share Data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Sales	$22,492,360	$23,114,263	$24,380,510
Cost of goods sold and occupancy costs	16,691,324	17,081,978	17,889,249
Gross profit	5,801,036	6,032,285	6,491,261
Operating expenses:
Selling, general and administrative	4,816,433	4,735,294	4,884,284
Impairment of goodwill and long-lived assets	469,663	—	810,996
Restructuring charges	170,878	64,085	207,016
Amortization of intangibles	61,691	55,405	78,900
Total operating expenses	5,518,665	4,854,784	5,981,196

Gain on sale of businesses, net	27,495	—	—

Operating income	309,866	1,177,501	510,065

Other income (expense):
Interest income	2,930	4,733	5,340
Interest expense	(49,139)	(119,329)	(162,477)
Loss on early extinguishment of debt	—	—	(56,958)
Other income (expense), net	4,478	(100)	(30,547)
Income from continuing operations before income taxes	268,135	1,062,805	265,423
Income tax expense	133,609	355,801	426,270
Income (loss) from continuing operations	134,526	707,004	(160,847)
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(86,935)	(49,978)
Consolidated net income (loss)	134,526	620,069	(210,825)
Loss attributed to the noncontrolling interests	—	—	(119)
Net income (loss) attributed to Staples, Inc.	$134,526	$620,069	$(210,706)

Amounts attributable to Staples, Inc.:
Income (loss) from continuing operations	$134,526	$707,004	$(160,728)
Loss from discontinued operations	—	(86,935)	(49,978)
Net income (loss) attributed to Staples, Inc.	$134,526	$620,069	$(210,706)

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.08	$(0.24)
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.95	$(0.31)
Diluted Earnings per Common Share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.07	$(0.24)
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.94	$(0.31)

Dividends declared per common share	$0.48	$0.48	$0.44
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Consolidated net income (loss)	$134,526	$620,069	$(210,825)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(403,419)	(126,795)	36,602
Disposal of foreign business, net	(1,335)	8,308	—
Changes in the fair value of derivatives, net	—	—	2,022
Deferred pension and other post-retirement benefit costs, net	(129,553)	737	(106,656)
Other comprehensive loss, net of tax	(534,307)	(117,750)	(68,032)

Consolidated comprehensive (loss) income	(399,781)	502,319	(278,857)
Comprehensive (loss) income attributed to noncontrolling interests	(266)	631	879
Comprehensive (loss) income attributed to Staples, Inc.	$(399,515)	$501,688	$(279,736)

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar and Share Amounts in Thousands)

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Balances at January 28, 2012	695,744	$553	$4,551,299	$(319,743)	$7,199,060	$(4,416,018)	$7,062	$7,022,213
Issuance of common stock for stock options exercised	2,008	1	3,670	—	—	—	—	3,671
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	3,637	2	(2)	—	—	—	—	—
Tax benefit on exercise of options	—	—	185	—	—	—	—	185
Stock-based compensation	—	—	117,813	—	—	—	—	117,813
Sale of common stock under employee stock purchase plan	4,476	3	46,319	—	—	—	—	46,322
Net loss for the year	—	—	—	—	(210,706)	—	(119)	(210,825)
Common stock dividend	—	—	—	—	(294,147)	—	—	(294,147)
Other comprehensive income	—	—	—	(69,030)	—	—	998	(68,032)
Repurchase of common stock	(36,681)	—	—	—	—	(472,935)	—	(472,935)
Purchase of noncontrolling interest	—	—	(7,910)	—	—	—	—	(7,910)
Other	—	—	(261)	—	—	—	—	(261)
Balances at February 2, 2013	669,183	$559	$4,711,113	$(388,773)	$6,694,207	$(4,888,953)	$7,941	$6,136,094

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders Equity
Issuance of common stock for stock options exercised	2,646	$2	$38,511	$—	$—	$—	$—	$38,513
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	48	—	—	—	—	—	—	—
Net tax expense related to shortfall on exercise of stock options	—	—	(6,154)	—	—	—	—	(6,154)
Stock-based compensation	—	—	80,632	—	—	—	—	80,632
Sale of common stock under employee stock purchase plan	3,782	2	42,742	—	—	—	—	42,744
Net income for the year	—	—	—	—	620,069	—	—	620,069
Common stock dividend	—	—	—	—	(312,521)	—	—	(312,521)
Other comprehensive income	—	—	—	(118,381)	—	—	631	(117,750)
Repurchase of common stock	(22,799)	—	—	—	—	(340,415)	—	(340,415)
Purchase of noncontrolling interest	—	—	(96)	—	—	—	—	(96)
Other	—	—	(281)	—	—	—	—	(281)
Balances at February 1, 2014	652,860	$563	$4,866,467	$(507,154)	$7,001,755	$(5,229,368)	$8,572	$6,140,835
Issuance of common stock for stock options exercised	711	—	11,122	—	—	—	—	11,122
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	423	—	—	—	—	—	—	—
Net tax expense related to shortfall on exercise of stock options	—	—	(26,551)	—	—	—	—	(26,551)
Stock-based compensation	—	—	64,123	—	—	—	—	64,123
Sale of common stock under employee stock purchase plan	3,299	2	37,616	—	—	—	—	37,618
Net income for the year	—	—	—	—	134,526	—	—	134,526
Common stock dividend	—	—	—	—	(307,004)	—	—	(307,004)
Other comprehensive income	—	—	—	(534,041)	—	—	(266)	(534,307)
Repurchase of common stock	(16,973)	—	(18,261)	—	—	(189,635)	—	(207,896)
Other	—	—	899	—	—	—	—	899
Balances at January 31, 2015	640,320	$565	$4,935,415	$(1,041,195)	$6,829,277	$(5,419,003)	$8,306	$5,313,365
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Operating Activities:
Consolidated net income (loss)	$134,526	$620,069	$(210,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	405,181	402,813	408,413
Amortization of intangibles	61,691	55,405	78,900
(Gain) loss on sale of businesses, net	(27,495)	80,887	—
Impairment of goodwill and long-lived assets	469,663	—	810,996
Inventory write-downs related to restructuring activities	26,307	—	—
Stock-based compensation	64,123	80,632	117,813
Excess tax benefits from stock-based compensation arrangements	(625)	(2,140)	(185)
Deferred income tax (benefit) expense	(48,544)	104,786	112,148
Loss on early extinguishment of debt	—	—	56,958
Loss related to equity method investment	—	—	26,211
Other	12,524	(4,348)	7,208
Changes in assets and liabilities:
(Increase) decrease in receivables	(184,003)	(54,418)	122,628
Decrease (increase) in merchandise inventories	62,035	(81,130)	87,246
Decrease (increase) in prepaid expenses and other assets	138,457	(39,349)	(48,145)
(Decrease) increase in accounts payable	(59,154)	108,392	(260,263)
Decrease in accrued expenses and other liabilities	(24,475)	(89,615)	(111,246)
Increase (decrease) in other long-term obligations	12,727	(73,698)	21,331
Net cash provided by operating activities	1,042,938	1,108,286	1,219,188

Investing Activities:
Acquisition of property and equipment	(360,866)	(371,229)	(349,574)
Cash paid for termination of joint venture	—	(34,298)	—
Proceeds from the sale of property and equipment	4,721	13,350	9,500
Sale of businesses, net	58,639	(12,736)	—
Acquisition of businesses, net of cash acquired	(77,787)	(74,632)	(1,941)
Net cash used in investing activities	(375,293)	(479,545)	(342,015)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	48,738	81,257	49,993
Proceeds from borrowings	22,618	37,811	1,087,843
Payments on borrowings and capital lease obligations	(49,737)	(910,225)	(485,554)
Early settlement of debt	—	—	(689,740)
Purchase of noncontrolling interest	—	(96)	(7,910)
Cash dividends paid	(307,004)	(312,521)	(294,147)
Excess tax benefits from stock-based compensation arrangements	625	2,140	185
Repurchase of common stock	(207,896)	(340,415)	(472,935)
Net cash used in financing activities	(492,656)	(1,442,049)	(812,265)
Effect of exchange rate changes on cash and cash equivalents	(48,215)	(19,889)	5,245
Net increase (decrease) in cash and cash equivalents	126,774	(833,197)	70,153
Cash and cash equivalents at beginning of period	492,532	1,334,302	1,264,149
Cash and cash equivalents at end of period	619,306	501,105	1,334,302
Less: Change in cash and cash equivalents attributed to discontinued operations	—	(705)	—
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	7,868	(7,868)	—
Cash and cash equivalents at the end of the period	$627,174	$492,532	$1,334,302
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
On July 11, 2014, Staples completed its acquisition of PNI Digital Media, Inc. ("PNI") for a net $67.9 million. PNI's results of operations are included in the Company's consolidated results from that date forward.
The Company's former European Printing Systems Division business (“PSD”) is presented as a discontinued operation in the consolidated statement of income in 2012 and 2013. The Company completed the sale of PSD on October 5, 2013. Unless otherwise stated, any reference to the consolidated statement of income items in the notes to the consolidated financial statements refers to results from continuing operations.
Fiscal Year:  Staples' fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2014 ("2014") consisted of the 52 weeks ended January 31, 2015, fiscal year 2013 ("2013") consisted of the 52 weeks ended February 1, 2014 and fiscal year 2012 ("2012") consisted of the 53 weeks ended February 2, 2013.
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
Receivables:  Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.43 billion at January 31, 2015 and $1.38 billion at February 1, 2014. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.
An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 31, 2015 and February 1, 2014 was $38.3 million and $30.8 million, respectively.
Other non-trade receivables were $539.6 million at January 31, 2015 and $489.5 million at February 1, 2014 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Amounts expected to be received from vendors that represent reimbursement for specific, incremental costs incurred by the Company related to selling a vendor's products, such as advertising, are recorded as an offset to those costs when they are recognized in the consolidated statement of income.
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
Lease Acquisition Costs:  Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 1 to 46 years. Lease acquisition costs, net of accumulated amortization, at January 31, 2015 and February 1, 2014 were $11.3 million and $13.8 million, respectively.
Fair Value of Financial Instruments:  The Company measures the fair value of financial instruments pursuant to the guidelines of Accounting Standards Codification ("ASC") Topic 820 Fair Value Measurement ("ASC Topic 820"), which establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).
Impairment of Goodwill:  The Company reviews goodwill for impairment annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its current fair value. For the annual test, the Company may perform an initial qualitative assessment for certain reporting units to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. For those reporting units for which the Company performs the two step impairment test, the Company determines fair value using discounted cash flow analysis, which requires management to make assumptions and estimates regarding industry economic factors and the future profitability of the Company's businesses. The Company does not rely on a market approach given that it believes there are an insufficient number of relevant guideline companies and comparable transactions. It is the Company's policy to allocate goodwill and conduct impairment testing at a reporting unit level based on its most current business plans, which reflect changes the Company anticipates in the economy and the industry. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and defines such reporting units at the operating segment level or one level below.
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
Exit and Disposal Activities: The Company's policy is to recognize costs associated with exit and disposal activities, including restructurings, when a liability has been incurred. Employee termination costs associated with ongoing benefit arrangements are accrued when the obligations are considered probable and can be reasonably estimated, while costs associated with one-time benefit arrangements generally are accrued when the key terms of the arrangement have been communicated to the affected employees. Costs related to ongoing lease obligations for vacant facilities are recognized once the Company has ceased using the facility, and the related liability is recorded net of estimated future sublease income. Payments made to terminate a lease agreement prior to the end of its term are accrued when the termination agreement is signed, or when notification is given to the landlord if a lease agreement has a pre-existing termination clause. For property and equipment that the Company expects to retire at the time of a facility closing, the Company first reassesses the assets' estimated remaining useful lives and evaluates whether the assets are impaired on a held for use basis, and then accelerates depreciation as warranted.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company evaluates whether it is appropriate to record the gross amount of product and service sales and related costs or the net amount earned as a commission. In making this determination, the Company considers several factors, including which party in the transaction is the primary obligor, the degree of inventory risk, which party establishes pricing, the Company's ability to select vendors, and whether it earns a fixed amount per transaction. Generally, when the Company is the party in the transaction with the primary obligation to the customer or is subject to inventory risk, revenue is recorded at the gross sale price, assuming other factors corroborate that the Company is the principal party in the transaction. If the Company is not primarily obligated and does not have inventory risk, it generally records the net amount as a commission earned.

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
Advertising:  Staples expenses the costs of producing an advertisement the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $10.1 million and $14.3 million at January 31, 2015 and February 1, 2014, respectively. The cost of communicating an advertisement is expensed when the communication occurs. Total advertising and marketing expense was $495.9 million, $498.9 million and $533.6 million for 2014, 2013 and 2012, respectively.
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
Pension and Other Post-Retirement Benefits:  The Company maintains pension and post-retirement life insurance plans for certain employees globally. These plans include significant obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and inflation. The Company also makes assumptions regarding employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases. These assumptions are evaluated annually. Expected return on plan assets is determined using fair market value. The Company calculates amortization of actuarial gains and losses using the corridor approach and the estimated remaining service of plan participants.
Foreign Currency:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in a currency other than the functional currency. Foreign currency transaction (losses) gains were $0.0 million, $(6.6) million and $(3.1) million for 2014, 2013 and 2012, respectively. These amounts are included in Other income (expense), net.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Recently Adopted Accounting Pronouncements: In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The standard shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. For Staples, the standard will be effective in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new pronouncement on the Company's consolidated financial statements.
In April 2014, a pronouncement was issued that changes the requirements for reporting discontinued operations. The new pronouncement stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company adopted this guidance as of the beginning of its fiscal year 2014. The guidance applies to components of the Company that are disposed or classified as held for sale after the effective date. The adoption of this guidance had no impact on the Company's consolidated financial statements for 2014.

Note B — Restructuring Charges
2014 Restructuring Plan
The Company continues to see customer demand shifting to online channels, which has led the Company to increase its focus on growing its online businesses.  As a result, the Company announced the closure of at least 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). In 2014, the Company approved the closure of 197 specific retail stores, of which 169 were closed during the year.
In addition, as part of the Company’s continuing efforts to transform its business, the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company expects the savings to come from global supply chain, retail store closures and labor optimization, non-product related costs, IT hardware and services, marketing, sales force, and customer service.  The Company plans to reinvest some of the savings in its strategic initiatives. In 2014, pursuant to the Company's efforts to improve efficiencies in its North American delivery fulfillment operations, the Company approved the closure of certain fulfillment centers and supporting facilities, and the outsourcing of certain logistics functions.
The actions to be taken related to the $500 million cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.
As a result of these actions and other initiatives related to the 2014 Plan, the Company recorded pre-tax charges of $244.7 million in 2014. The table below provides a summary of the charges recorded for each major type of cost associated with the

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during fiscal 2015. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	Actual costs incurred	Estimated costs to be incurred
	2014	2015
Employee related costs	$45.3	$10 - 25 million
Contractual obligations	109.5	50 - 100 million
Other associated costs	17.3	Up to 15 million
Total restructuring charges	172.1	60 - 140 million
Impairment of long-lived assets and accelerated depreciation	46.3	10 - 30 million
Inventory write-downs	26.3	Up to 10 million
Total charges	$244.7	$70 - 180 million

North American Stores & Online	$177.3	$25 - 90 million
North American Commercial	50.1	30 - 50 million
International Operations	17.3	15 - 40 million
Total charges	$244.7	$70 - 180 million

The Company's estimates of future charges could change as the Company's plans evolve and become finalized.
See Note C - Goodwill and Long-Lived Assets for additional information related to the $36.9 million of fixed asset impairment charges recorded in 2014. The Company also recorded accelerated depreciation of $9.4 million in 2014, primarily related to the planned closure of facilities supporting the Company's North American delivery operations.

During 2014, the Company recognized inventory write-downs of $26.3 million primarily related to the rationalization of certain SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, as well as the retail store closures. The inventory write-downs are included in Cost of goods sold and occupancy costs in the consolidated statement of comprehensive income.

The table below shows the restructuring charges recorded during the 2014 and the related liability balances as of January 31, 2015 for each major type of cost associated with the 2014 Plan (in thousands):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of February 1, 2014	$—	$—	$—	$—
Charges	45,326	109,494	17,271	172,091
Cash payments	(13,829)	(24,455)	(15,495)	(53,779)
Foreign currency translations	(828)	(1,557)	(9)	(2,394)
Accrued restructuring balance as of January 31, 2015	$30,669	$83,482	$1,767	$115,918

Of the $172.1 million of restructuring charges incurred during 2014 related to the 2014 Plan, approximately $133.7 million relates to North American Stores & Online, $23.6 million relates to North American Commercial and $14.8 million relates to International Operations. For the restructuring liabilities associated with the 2014 Plan, $51.6 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's consolidated balance sheet as of January 31, 2015. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the end of fiscal 2015. The Company anticipates that payments related to facility lease obligations will be completed by fiscal year 2024.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's consolidated statement of income. The table below shows how the $172.1 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

Fiscal Year Ended
January 31, 2015
Cost of goods sold and occupancy costs	$123,709
Selling, general and administrative	48,382
Total	$172,091

2013 Restructuring Plan
In the third quarter of 2013, the Company initiated a restructuring plan (“the 2013 Plan”) to streamline its operations and general and administrative functions. Pursuant to the 2013 Plan, certain distributed general and administrative functions are being centralized and certain operational resources are being consolidated, which the Company believes will decrease costs, without negatively impacting customer service.
As a result of this plan, the Company recorded pre-tax restructuring charges of $78.3 million, including $75.5 million for employee severance costs related to the elimination of positions throughout the organization and $2.8 million for other associated costs. Of these amounts, $62.7 million relates to the Company's International Operations segment and $15.6 million relates to the Company’s corporate headquarters and North American operations. The Company expects to substantially complete the actions required under the 2013 Plan by the end of fiscal 2015.

During 2014, the Company recorded adjustments to increase the employee-related liability associated with the 2013 Plan by $5.1 million and to decrease the liability for other associated costs by $1.2 million. The adjustment to the employee-related liability stemmed from changes in estimates regarding the number of headcount reductions and the amount of severance benefits per associate, primarily related to the closure of a distribution center in Europe and the Company's restructuring of its European marketing and merchandising organizations. The adjustment to the liability for other associated costs resulted from changes in estimates related to professional fees incurred in connection with the 2013 Plan. The Company does not expect to incur material costs in future periods related to the 2013 Plan.

The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2013 Plan (in thousands):

	2013 Plan
	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$62,489	$2,532	$65,021
Cash payments	(23,609)	(1,327)	(24,936)
Adjustments	5,129	(1,243)	3,886
Foreign currency translations	(8,294)	38	(8,256)
Accrued restructuring balance as of January 31, 2015	$35,715	$—	$35,715

For the restructuring liabilities associated with the 2013 Plan, all of the balances are included within Accrued expenses and other current liabilities in the Company's consolidated balance sheet as of January 31, 2015. The Company expects that the payments related to the employee related liabilities will be substantially completed by the end of fiscal 2015.

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

2012 Restructuring Plan

In 2012, the Company initiated a strategic plan (the “2012 Plan”) aimed at accelerating growth, particularly in the Company's online businesses. Pursuant to the 2012 Plan, the Company took the following actions:

▪	closed 46 retail stores in Europe and accelerated the closure of 15 retail stores in the United States;

▪	closed and consolidated certain sub-scale delivery businesses in Europe;

▪	sold PSD;

▪	reorganized certain general and administrative functions in Europe; and

▪	rebranded its business in Australia from the Corporate Express tradename to the Staples tradename (see Note C - Goodwill and Long-Lived Assets).

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
    The table below shows a reconciliation of the beginning and ending liability balances related to each major type of cost incurred under the 2012 Plan (in thousands):

	2012 Plan
	Contractual Obligation	Employee Related	Other	Total
Accrued restructuring balance as of February 1, 2014	$28,681	$13,787	$179	$42,647
Cash payments	(13,594)	(9,480)		(23,074)
Adjustments	(1,197)	(3,722)	(179)	(5,098)
Foreign currency translations	(847)	3,045		2,198
Accrued restructuring balance as of January 31, 2015	$13,043	$3,630	$—	$16,673
The Company expects that payments related to employee related liabilities associated with the 2012 Plan will be substantially completed by the end of 2015. The Company anticipates payments related to facility lease obligations will be complete by fiscal year 2024.
During 2014, the Company recorded an adjustment to reduce the severance liability related to the 2012 restructuring plan by $3.7 million due to changes in estimates for the amount of severance benefits to be paid under this plan (primarily related to the Company's North American Stores & Online segment).

For the restructuring liabilities associated with the 2012 Plan, $5.9 million of the contractual obligations are included in Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities  in the Company's consolidated balance sheet as of January 31, 2015.
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

Also during 2012, the Company recorded a pre-tax charge of $20.1 million primarily for severance and benefit costs in connection with the Company's decision to pursue the sale of PSD. These charges were reflected in Loss from discontinued operations, net of tax in the Company's consolidated statements of income. The Company completed the sale of PSD in the third quarter of 2013 (see Note E - Divestitures).

Note C — Goodwill and Long-Lived Assets

Goodwill

2014 Goodwill Impairment

In the fourth quarter of 2014, the Company performed its annual goodwill impairment testing. See Note A for the Company's accounting policy related to testing goodwill for impairment. The Company measured fair value in step one of the impairment test using the income approach, specifically the discounted cash flow ("DCF") method. The key assumptions and estimates used in the DCF method included:

•
The reporting unit's projections of financial results over periods that range from five to eleven years, depending on the maturity of the underlying business.  For more established businesses, such as U.S. Stores & Online and the Company's European and Australian operations, the Company used projection periods of five to seven years, while in its emerging market businesses an eleven year projection period was used which reflects management's expectations of the development time for these growth-oriented businesses.  In general, the reporting units' fair values are most sensitive to assumptions related to sales growth and operating profit rates, which represent estimates based on the Company's current and projected sales mix, profit improvement opportunities and market conditions.

•
The discount rate, which is used to measure the present value of the reporting unit’s projected future cash flows, including those relating to the reporting unit's terminal value, is based on a weighted-average cost of capital ("WACC") that reflects market and industry data as well as Company-specific risk factors that are likely to be considered by a market participant.  The WACC represents the Company's best estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

•
The reporting unit's perpetual growth rate, which is based on projections for long-term GDP growth in the reporting unit’s local economy and a consideration of trends that indicate its long-term market opportunity.   While the Company believes its growth assumptions are reasonable, actual growth rates may be lower due to a variety of potential causes, such as a secular decline in demand for products and services, unforeseen competition, long-term GDP growth rates in established economies being lower than projected growth rates, or a long-term deceleration in the growth rates of emerging markets.

As disclosed in the Company’s prior year annual report on form 10-K and in its quarterly report on form 10-Q for the thirteen weeks ended November 1, 2014, the Company has been monitoring the performance of its Australia and China reporting units, which have material amounts of goodwill that were deemed to be at risk of impairment. At the time of the impairment test, these reporting units had $337 million and $198 million of associated goodwill, respectively.
The Company’s Australia reporting unit experienced unusually high customer attrition in 2011 and 2012, and operating challenges continued in 2013. In 2014, sales and profits were again below plan, and challenges remain in generating the levels of growth sufficient to improve the long-term profitability of the business.
The Company has previously projected significant growth for its China reporting unit. However, sales growth in 2013 was weaker than expected, and in 2014 sales declined as the business decided to exit certain unprofitable arrangements, and growth in ecommerce sales was not sufficient to offset the loss of these arrangements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In addition, the Company’s South America reporting unit, which had $13 million of goodwill at the time of the impairment test, has also experienced weaker than expected growth.
In conjunction with the Company’s annual cycle for planning and budgeting, in the fourth quarter of 2014 the Company updated its fiscal 2015 and long-term financial projections for its reporting units. The resulting sales growth outlook for the Australia, China and South America reporting units is lower than prior expectations. Considering the lower near-term outlook and the recent history of operating shortfalls, the Company incorporated reductions into its long-term sales growth projections for these three reporting units, resulting in lower long-term profit rates due to lower operating leverage. As a result, these three reporting units failed step one of the impairment test.
In the second step of the impairment test, the Company assigned the reporting units’ fair values to their individual assets and liabilities, including any unrecognized assets or liabilities, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two were primarily based on the income approach, specifically the multi-period excess earnings method. Based on the results of this second step, during the fourth quarter of 2014 the Company recorded total goodwill impairment charges of $409.5 million, including $280.2 million related to Australia, $116.3 million related to China, and $13.0 million related to South America. These reporting units are components of the Company's International Operations segment.
 The valuation methodologies used to measure the impairment charges incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. Key inputs included expected sales growth rates, customer attrition rates, operating income margins, market-based royalty rates, and discount rates.
Due to the inherent uncertainty associated with forming the estimates described above, actual results could differ from those estimates. Future events and changing market conditions may impact the Company’s key inputs and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on the Company's results of operations. As of January 31, 2015, taking into account the charges recorded during the fourth quarter of 2014 as well as the impact of currency translation adjustments, the remaining amount of goodwill associated with the Company’s Australia, China, and South America reporting units was $51.3 million, $80.2 million, and $0, respectively.

2012 Goodwill Impairment
In 2012 the Company recorded goodwill impairment charges of $303.3 million related to its Europe Retail reporting unit and $468.1 million related to its Europe Catalog reporting unit. These reporting units are components of the Company's International Operations segment. The impairment charges stemmed from a history of declining sales and profits for these businesses, combined with political and economic instability in Europe and a sustained decline of the Company’s stock price at that time. As a result of these trends, the Company developed a strategic plan in 2012 to restructure its operations in Europe (see Note B - Restructuring Charges).
To derive the fair value of these reporting units in step one of the impairment test, the Company used the DCF method.    The fair value estimates incorporated in step two were primarily based on third-party appraisals and the income approach, specifically the relief from royalty and the multi-period excess earnings methods.
The valuation methodologies used in the 2012 goodwill and long-lived asset (see further below) impairment testing incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. The charges were also based, in part, on property appraisals prepared by third-party valuation specialists. The appraisals incorporate a significant amount of judgment on the part of the valuation specialists regarding appropriate comparable properties and an assessment of current market conditions. The Company has also classified these measurements as Level 3 within the fair value hierarchy.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill during fiscal 2013 and 2014 are as follows (in thousands):

	Goodwill at February 2, 2013	2013 Additions	Held for Sale	2013 Adjustments	Foreign Exchange Fluctuations	Goodwill at February 1, 2014
North American Commercial	$1,245,034	$18,377	$(11,163)	$(5,462)	$—	$1,246,786
North American Stores & Online	626,673	15,945	—	—	(4,593)	638,025
International Operations	1,349,455	—	—	—	(669)	1,348,786
Consolidated	$3,221,162	$34,322	$(11,163)	$(5,462)	$(5,262)	$3,233,597

	Goodwill at February 1, 2014	2014 Additions	2014 Disposals	2014 Impairments	Foreign Exchange Fluctuations	Goodwill at January 31, 2015
North American Commercial	$1,246,786	$2,045	$(2,199)	$—	$—	$1,246,632
North American Stores & Online	638,025	34,417	—	—	(10,158)	662,284
International Operations	1,348,786	—	(2,058)	(409,539)	(166,076)	771,113
Consolidated	$3,233,597	$36,462	$(4,257)	$(409,539)	$(176,234)	$2,680,029
As of January 31, 2015 and February 1, 2014, the Company's International Operations segment had $1.18 billion and $771.5 million of accumulated goodwill impairment charges, respectively.
Long-Lived Assets
2014 Impairment of Long-Lived Assets
The Company recorded a total of $60.1 million of fixed asset impairment charges in 2014, which includes $36.9 million related to the 2014 Restructuring Plan (see Note B - Restructuring Charges). During 2014, the Company approved the closure of 197 retail stores pursuant to its plan to close at least 225 retail stores in North America by the end of 2015 (see Note B - Restructuring Charges), and as a result recorded impairment charges of $36.0 million. In addition, the Company determined that the fixed assets at certain other North American retail stores are not recoverable from future cash flows, primarily due to declining sales, and as a result recorded impairment charges of $21.7 million. The charges related to North American stores primarily pertain to leasehold improvements, fixtures, equipment and other assets at the store locations. The Company also recorded $2.4 million of impairment charges related to its International Operations segment, $0.9 million of which related to restructuring initiatives.
These charges were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the DCF method, which incorporated Level 3 inputs as defined in ASC Topic 820. The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any.
2012 Impairment of Long-Lived Assets
Prior to performing the goodwill impairment tests for Europe Retail and Europe Catalog in 2012, the Company tested long-lived assets to be held and used by these reporting units for impairment on an undiscounted cash flow basis. Based on the results of this testing, the Company recorded a $4.8 million impairment charge related to the ongoing operations of Europe Retail and determined that the long-lived assets associated with the ongoing operations of Europe Catalog were not impaired. The impairment charge primarily related to leasehold improvements at retail stores and was based on estimates of the fair values of the related assets which were derived using a DCF valuation analysis.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Intangible Assets

During 2012, the Company rebranded its Australian business pursuant to which the Company accelerated the transition from the legacy Corporate Express tradename to the exclusive use of the Staples brand name. As a result, the Company accelerated the remaining amortization totaling $20.0 million in 2012. This amount was recorded in Amortization of intangibles in the consolidated statement of income.
The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives and are summarized below (in thousands):

	January 31, 2015			February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$628,047	$(363,569)	$264,478	$686,399	$(357,239)	$329,160
Technology	72,206	(6,710)	65,496	48,193	(862)	47,331
Tradenames	9,052	(4,009)	5,043	204,598	(198,389)	6,209
Total	$709,305	$(374,288)	$335,017	$939,190	$(556,490)	$382,700
Estimated future amortization expense associated with the intangible assets at January 31, 2015 is as follows (in thousands):

Fiscal Year	Total
2015	$66,977
2016	64,464
2017	64,125
2018	60,567
2019	38,139
Thereafter	40,745
$335,017

Note D — Divestitures

On May 2, 2014, the Company completed the sale of its Smilemakers, Inc. business unit, recognizing a gain of $23.4 million. The results of operations for Smilemakers, Inc. had not been material to the Company's consolidated results of operations nor to its segment reporting, and therefore this business has not been presented as a discontinued operation in the Company's consolidated financial statements. Smilemakers, Inc. was a component of the Company's North American Commercial segment.

During 2014 the Company also completed the sales of a small business in Europe and a small business that was a component of the Company's North American Commercial segment, recognizing a $1.6 million loss and a $5.7 million gain on the sales, respectively.

On October 5, 2013, the Company completed the sale of PSD recognizing a preliminary loss on disposal of $80.9 million in 2013 that is subject to the impact of a working capital adjustment to the purchase price. The loss is included in Loss from discontinued operations, net of income taxes in the consolidated statements of income. The amount of the working capital adjustment continues to be in dispute between the parties to the transaction.  The purchaser claims that the amount of the adjustment is approximately €59.7 million. The Company disagrees and intends to vigorously defend against the purchaser’s claim. If the purchaser prevails, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table details PSD's results of operations for 2013 and 2012, which have been reported in discontinued operations (in thousands):

	35 Weeks Ended	53 Weeks Ended
	October 5, 2013	February 2, 2013
Sales	$199,224	$291,428

Restructuring Charges	—	20,064

Loss from discontinued operations, before income taxes (including loss on disposal of $80.9 million in 2013)	(88,301)	(51,074)
Income tax benefit	(1,366)	(1,096)
Loss from discontinued operations, net of income taxes	$(86,935)	$(49,978)

Note E — Accrued Expenses and Other Current Liabilities
The major components of Accrued expenses and other current liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Taxes	$237,454	$232,676
Employee related	416,215	321,736
Acquisition and restructuring reserves	122,759	100,425
Advertising and marketing	96,075	109,213
Other	459,805	502,924
Total	$1,332,308	$1,266,974

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note F — Debt and Credit Agreements
The major components of the Company's outstanding debt are as follows (in thousands):

	January 31, 2015	February 1, 2014
January 2018 Notes	499,192	498,919
January 2023 Notes	499,236	499,140
Other lines of credit	77,214	100,100
Capital lease obligations and other notes payable	40,073	6,028
	1,115,715	1,104,187
Less: current portion	(91,718)	(103,982)
Net long-term debt	$1,023,997	$1,000,205
Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in thousands):

Fiscal Year:	Total
2015	$91,718
2016	10,629
2017	509,192
2018	5,124
2019	263
Thereafter	500,361
$1,117,287
Unamortized discounts on January 2018 Notes and January 2023 Notes	(1,572)
$1,115,715
Future minimum lease payments under capital leases of $34.6 million are included in aggregate annual maturities shown above. Staples entered into $39.8 million of new capital lease obligations in 2014. Staples did not incur any new capital lease obligations in 2013.
Interest paid by Staples totaled $50.5 million, $128.0 million and $171.6 million for 2014, 2013 and 2012, respectively. There was no interest capitalized in 2014, 2013 and 2012.
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
January 2014 Notes:  The Company repaid the $866.9 million remaining principal amount of its $1.5 billion, 9.75% notes due January 2014 (the "January 2014 Notes") on their maturity date of January 15, 2014. In January and February 2013, the Company repurchased $633.1 million of the unhedged portion of the January 2014 Notes pursuant to a cash tender offer.
October 2012 Notes:  The Company repaid the $325 million, 7.375% notes due October 2012 (the “October 2012 Notes”) on their maturity date of October 1, 2012.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Revolving Credit Facility:  On May 31, 2013, the Company entered into a new credit agreement (the "May 2018 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and other lending institutions named therein. The May 2018 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until May 31, 2018. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on our credit rating and fixed charge coverage ratio. The Company will pay a facility fee at rates that range from 0.08% to 0.225% per annum depending on its credit rating and fixed charge coverage ratio. The May 2018 Revolving Credit Facility is unsecured and ranks pari passu with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The May 2018 Revolving Credit Facility also contains financial covenants that require the Company to maintain a minimum fixed charge coverage ratio and a maximum adjusted funded debt to total capitalization ratio. The Company did not borrow under the May 2018 Revolving Credit Facility during 2014, and no amounts were outstanding related to this facility at January 31, 2015.
Commercial Paper Program: The Company has a commercial paper program ("Commercial Paper Program") that allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The May 2018 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. The Company typically uses proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. During 2014, the Company borrowed under the Commercial Paper Program to support its seasonal working capital requirements. The maximum amount outstanding under the Commercial Paper Program during 2014 was $150.0 million. As of January 31, 2015, no Commercial Paper Notes were outstanding.
Other Lines of Credit: The Company has various other lines of credit under which it may borrow a maximum of $138.9 million. At January 31, 2015, the Company had outstanding borrowings of $77.2 million and outstanding letters of credit of $0.1 million related to these lines of credit, leaving $61.6 million of available credit at that date.
There were no instances of default during 2014 under any of the Company's debt agreements.
Deferred Financing Fees
In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $2.0 million, $3.4 million and $4.8 million for 2014, 2013 and 2012, respectively. The amount for 2012 includes $1.0 million of accelerated amortization related to the early extinguishment of $632.8 million of the January 2014 Notes. At January 31, 2015, unamortized financing fees of $2.0 million were included in Prepaid expenses and other current assets and $5.6 million were included in Other assets. At February 1, 2014, unamortized financing fees of $2.0 million were included in Prepaid expenses and other current assets and $8.4 million were included in Other assets.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations (see Note F - Debt and Credit Agreements) as of January 31, 2015 and February 1, 2014 (in thousands). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	January 31, 2015		February 1, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499,192	$507,085	$498,919	$505,189
January 2023 Notes	499,236	510,961	499,140	486,947

The following table shows the Company’s assets and liabilities as of January 31, 2015 and February 1, 2014 that are measured and recorded in the financial statements at fair value on a recurring basis (in thousands):

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$13,971	$—	$—
Derivative assets	—	333	—
Liabilities

Derivative liabilities	—	(648)	—

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets
Money market funds	$37,288	$—	$—
Liabilities
Derivative liabilities	—	(4,688)	—

The derivatives shown in the tables above have not been designated as hedges pursuant to the guidelines of ASC Topic 815, "Derivatives and Hedging."

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Interest Rate Swaps

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

Foreign Currency Swaps and Forwards:
In December 2011, the Company entered into a foreign currency forward designed to convert a series of intercompany loans denominated in Canadian dollars into a fixed U.S. dollar amount. The loans totaled 750 million Canadian dollars in the aggregate and matured at various dates between October 2012 and October 2013. Staples, upon full maturity of the agreements in October 2013, had collected $720 million and paid 750 million Canadian dollars per the terms of the contracts. The forward agreements were accounted for as a fair value hedge. In 2012, the Company settled 500 million Canadian dollars of the notional amount relating to this forward, realizing a loss of $24.2 million which was recorded within Other income (expense), net. In 2013, the Company settled the remaining 250 million Canadian dollars of notional amount relating to this forward, realizing a loss of $4.2 million, which was recorded within Other income (expense), net. During 2013 and 2012, unrealized gains (losses) of $5.8 million and $12.2 million, respectively, were recognized in Other income (expense), net related to the outstanding portion of this fair value hedge.  No amounts were included in the consolidated statements of income related to ineffectiveness associated with this fair value hedge.
Note I — Commitments and Contingencies
Commitments
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Other long-term obligations at January 31, 2015 include $76.5 million relating to future rent escalation clauses and lease incentives under certain existing operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail, distribution, fulfillment and support facilities (including restructured facilities and lease commitments for eleven retail stores not yet opened at January 31, 2015) and equipment leases under non-cancelable operating leases are as follows (in thousands):

Fiscal Year:	Total
2015	$703,905
2016	599,304
2017	479,441
2018	348,146
2019	254,085
Thereafter	545,640
$2,930,521
Future minimum lease commitments exclude the impact of $33.3 million of minimum rentals due under non-cancelable subleases.
Rent expense was $767.5 million, $801.4 million and $838.9 million for 2014, 2013 and 2012, respectively.
As of January 31, 2015, Staples had contractual purchase obligations that are not reflected in the Company's consolidated balance sheets totaling $656.3 million. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment and, accordingly, the Company has excluded such commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Expected payments related to such purchase obligations are as follows (in thousands):

Fiscal Year:	Total
2015	$485,240
2016	70,127
2017	49,570
2018	15,389
2019	33,161
Thereafter	2,843
$656,330
Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 31, 2015, Staples had open standby letters of credit totaling $100.7 million.
Contingencies
On December 19, 2014, the Company announced that the investigation into its previously announced data security incident had determined that malware deployed by criminals to some point of sale systems at 115 of the Company’s more than 1,400 U.S. retail stores may have allowed access to transaction data at those affected stores. As a result, cardholder names, payment card numbers, expiration dates, and card verification codes for approximately 1.16 million payment cards may have been affected.   Upon detection, the Company immediately took action to eradicate the malware and commenced an investigation into the incident, working closely with payment card companies and law enforcement and with the assistance of outside data security experts.  The Company also has taken steps to further enhance the security of its point of sale systems, including the use of new encryption tools. The Company continues to evaluate cybersecurity policies and practices to mitigate the risk of future incidents.   Expenses incurred to date related to this incident have not been material. It is reasonably possible that the Company may incur additional expenses or losses in connection with the incident; however, at this time the Company is unable to reasonably estimate any such additional expenses or losses.  In addition, the Company maintains network-security insurance coverage, which it expects would help mitigate any material financial impact.
From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated.  However, litigation is inherently unpredictable and the outcome of legal proceedings and other

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

contingencies could be unexpected or differ from the Company’s reserves.  The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of January 31, 2015 would have a material adverse effect on its business, results of operations or financial condition.
Note J — Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities, including those related to discontinued operations, are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred income tax assets:
Deferred rent	$28,442	$34,953
Foreign tax credit carryforwards	3,189	6,775
Net operating loss carryforwards	287,886	333,920
Capital loss carryforwards	26,514	18,231
Employee benefits	159,344	124,356
Bad debts	20,147	16,356
Inventory	24,906	39,111
Insurance	37,202	36,312
Deferred revenue	14,102	16,143
Depreciation	50,361	56,768
Financing	25,768	30,629
Accrued expenses	14,641	18,505
Store closures	34,802	4,725
Other—net	13,757	11,011
Total deferred income tax assets	741,061	747,795
Total valuation allowance	(350,304)	(414,258)
Net deferred income tax assets	$390,757	$333,537
Deferred income tax liabilities:
Intangibles	$(141,911)	$(142,772)
Other—net	(3,327)	624
Total deferred income tax liabilities	(145,238)	(142,148)
Net deferred income tax assets	$245,519	$191,389
The deferred tax asset from tax loss carryforwards of $287.9 million represents approximately $1.10 billion of net operating loss carryforwards, $496.6 million of which are subject to expiration beginning in 2015. The remainder has an indefinite carryforward period. The deferred tax asset from foreign tax credit carryforwards of $3.2 million is subject to expiration beginning in 2019. The valuation allowance decreased by $64.0 million during 2014, primarily due to the expiration of net operating loss carryforwards against which a valuation allowance had been maintained, as well as the impact of currency translation adjustments, partially offset by the establishment of valuation allowances in certain foreign jurisdictions and current year operating losses generated in foreign jurisdictions that the Company has determined are not more-likely-than-not realizable.
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2014	2013	2012
Pretax income (loss):
United States	$544,851	$881,204	$1,027,547
Foreign	(276,716)	181,601	(762,124)
Income from continuing operations before income taxes	$268,135	$1,062,805	$265,423

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The provision (benefit) for income taxes related to continuing operations consists of the following (in thousands):

	2014	2013	2012
Current tax expense:
Federal	$117,316	$192,875	$240,230
State	36,136	36,818	43,661
Foreign	28,701	21,322	30,231
Deferred tax expense (benefit):
Federal	(52,182)	72,721	77,824
State	(8,693)	5,551	5,837
Foreign	12,331	26,514	28,487
Total income tax expense	$133,609	$355,801	$426,270
See Note D - Divestitures for the losses from discontinued operations before income taxes and related income taxes reported in 2013 and 2012. All pre-tax income presented in discontinued operations is related to foreign operations.
A reconciliation of the federal statutory tax rate to Staples' effective tax rate on income from continuing operations is as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	(1.6)	2.3	12.1
Effect of foreign taxes	(22.3)	(9.9)	(11.3)
Tax credits	(1.5)	(0.4)	(0.8)
Changes in uncertain tax positions	(13.7)	2.4	8.0
Goodwill impairment	44.1	—	82.5
Change in valuation allowance	12.5	3.8	37.1
Other	(2.7)	0.3	(2.0)
Effective tax rate	49.8%	33.5%	160.6%
The effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The 2014 and 2012 effective tax rates were unfavorably impacted by the goodwill impairment charges recorded in 2014 and 2012 (see Note C - Goodwill and Long-Lived Assets). The 2014 effective tax rate was favorably impacted by changes in uncertain tax positions. The tax impact of the unrealized gain or loss on instruments designated as hedges of net investments in foreign subsidiaries is reported in accumulated other comprehensive loss in stockholders' equity.
The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.
Income tax payments were $203.6 million, $265.9 million and $402.9 million during 2014, 2013 and 2012, respectively.
During 2014, the Company repatriated $127.3 million of cash held by a foreign subsidiary, and as a result recorded income tax expense of $11.2 million in 2014 related to the net tax cost in the U.S. stemming from the repatriation.  As of January 31, 2015, the Company had $835 million of undistributed earnings. It is the Company’s intention to indefinitely reinvest the majority of the undistributed earnings outside of the U.S., and for jurisdictions not deemed indefinitely reinvested there would be no incremental tax due upon remittance. Accordingly, deferred income taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Uncertain Tax Positions
At January 31, 2015, the Company had $216.0 million of gross unrecognized tax benefits, of which $207.6 million, if recognized, would affect the Company's tax rate. At February 1, 2014, the Company had $281.0 million of gross unrecognized tax benefits, of which $266.0 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2015.
The following summarizes the activity related to the Company's unrecognized tax benefits, including those related to discontinued operations (in thousands):

	2014	2013	2012
Balance at beginning of fiscal year	$280,959	$254,724	$250,397
Additions for tax positions related to current year	21,695	28,390	39,989
Additions for tax positions of prior years	36,522	4,350	11,058
Reductions for tax positions of prior years	(87,995)	—	—
Reduction for statute of limitations expiration	(17,236)	(6,240)	(30,116)
Settlements	(17,984)	(265)	(16,604)
Balance at end of fiscal year	$215,961	$280,959	$254,724
The decline in the liability for unrecognized tax benefits during 2014 reflects, in part, a $69.1 million net reduction in the liability for discrete items, partially offset by a net increase to the reserve related to current year activity that impacted the Company's income tax rate. The primary driver of this net reduction was the resolution of federal and foreign audits.  The federal audit primarily pertained to the utilization of certain net operating loss carryforwards that the Company acquired by virtue of its acquisition of Corporate Express.
Staples is subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. All material state, local and foreign income tax matters for years through 2002 have been substantially concluded.
Staples' continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company recognized interest and penalties related to income tax matters of $2.3 million, $9.1 million and $7.2 million in 2014, 2013 and 2012, respectively. The Company had $49.0 million and $46.7 million accrued for gross interest and penalties as of January 31, 2015 and February 1, 2014, respectively.
Note K — Equity Based Employee Benefit Plans
Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized approximately $64.1 million, $80.6 million and $117.8 million of compensation expense for 2014, 2013 and 2012, respectively. The total income tax benefit related to stock-based compensation was $17.8 million, $22.7 million, $36.0 million for 2014, 2013 and 2012, respectively. As of January 31, 2015, Staples had $71.6 million of unamortized stock compensation expense associated with its equity-based plans, which will be expensed over a weighted-average period of 1.5 years.
Stock Award Plan
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
Performance Shares

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In April 2013 and March 2014, the Company entered into long-term performance share agreements with certain executives. Payout under these arrangements may range from 25% to 200% of target, depending on actual performance. Vesting is based on performance in each fiscal year, not cumulative performance, with metrics established within the first 90 days of each year. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
The agreements entered into in March 2014 pertain to fiscal years 2014, 2015 and 2016. The aggregate target number of shares for each year is 0.6 million. Vesting for the 2014 tranche is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets in 2014. The 2014 tranche had an aggregate grant-date fair value of $7.2 million. For the 2014 tranche, 87.3% of the target shares were earned based on the extent to which the performance targets were achieved, subject to adjustment based on TSR at the end of the three year performance period.
The agreements entered into in April 2013 pertained to fiscal years 2013, 2014 and 2015, with an aggregate targeted number of shares for each year of 0.5 million. Vesting for the 2013 and 2014 tranches is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. The 2013 and 2014 tranches had aggregate grant-date fair values of $6.7 million and $6.0 million, respectively. For the tranches relating to fiscal years 2013 and 2014, 49.74% and 87.3% of the target shares, respectively, were earned based on the extent to which the performance targets were achieved, subject to adjustment based on TSR at the end of the three year performance period.
Restricted Shares
The following table summarizes the Company's grants of Restricted Shares in 2014 (amounts exclude unvested performance shares):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at February 1, 2014	10,174,432	$14.66
Granted	5,199,254	11.73
Vested	(4,805,804)	14.61
Canceled	(1,062,636)	14.07
Nonvested at January 31, 2015	9,505,246	$13.14

The total market value of Restricted Shares vested during 2014, 2013 and 2012 was $54.1 million, $96.2 million and $71.4 million, respectively.
Stock Options
The Company did not grant any stock options during 2013 or 2014. The weighted-average fair value of options granted in 2012 was $2.94. Information with respect to stock options granted in 2012 and prior is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at February 1, 2014	36,252,522	$20.35
Granted	—	—
Exercised	(710,812)	15.65
Canceled	(133,835)	15.31
Expired	(8,778,130)	20.33
Outstanding at January 31, 2015	26,629,745	$20.51	3.67	$12,978
Exercisable at January 31, 2015	24,570,347	$21.04	3.40	$7,338
Vested or expected to vest at January 31, 2015	26,420,683	$20.56	3.65	$12,692

(1)	The intrinsic value of the non-qualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The total intrinsic value of options exercised during 2014, 2013 and 2012 were $1.3 million, $5.5 million and $5.2 million, respectively.
The fair values of options granted in 2012 were estimated at the date of grant using the following weighted-average assumptions:

2012
Risk free interest rate	1.0%
Expected dividend yield	1.7%
Expected stock volatility	30%
Expected life of options	5.6 years
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
Employee Stock Purchase Plan
Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. Historically, including the first half of 2014, U.S. and International associates were able to purchase shares of Staples common stock at 85% of the lower of the market price of the common stock at the beginning or end of an offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. Effective beginning in the third quarter of 2014, the 2012 Employee Stock Purchase Plan was amended such that the purchase price is based on 85% of the market price of the common stock at the end of the offering period. During 2014 and 2013, the Company issued 3.3 million shares and 3.8 million shares, respectively, pursuant to the 2012 Employee Stock Purchase Plan.
Shares Available for Issuance
At January 31, 2015, 71.2 million shares of common stock were reserved for issuance under Staples' 2004 Plan, 401(k) Plan and employee stock purchase plans.
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
In the third quarter of 2013, the Company completed the sale of PSD, pursuant to which certain defined benefit pension plan obligations were transferred to the buyer. In addition, until December 31, 2014 certain employees of PSD participated as current employees in a pension plan in the Netherlands along with participants from other business units of Staples, and as a result of the transaction their benefits have been curtailed. The curtailment and settlement gains and losses related to these plan obligations were insignificant. See Note D Divestitures for additional information regarding PSD.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Unless otherwise noted, the information contained in this note includes both continuing and discontinued operations. The following table presents a summary of the total projected benefit obligation for the pension plans, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015			February 1, 2014
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International Plans	$—	$—	$—	$(954,826)	$1,042,370	$87,544
Total Overfunded Plans	$—	$—	$—	$(954,826)	$1,042,370	$87,544
Underfunded Plans:
U.S. Plans	$(41,033)	$30,901	$(10,132)	$(38,183)	$33,379	$(4,804)
International Plans	(1,168,685)	1,105,644	(63,041)	(121,275)	98,776	(22,499)
Total Underfunded Plans	$(1,209,718)	$1,136,545	$(73,173)	$(159,458)	$132,155	$(27,303)
The following tables present a summary of the total net cost recorded in the consolidated statement of income for the pension and post-retirement life insurance benefit plans for 2014, 2013 and 2012 (in thousands):

	2014
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$10,273	$10,273	$1,300
Interest cost	1,783	28,885	30,668	2,068
Expected return on plan assets	(1,960)	(50,954)	(52,914)	—
Amortization of unrecognized losses and prior service costs	64	9,859	9,923	1,787
Settlement loss	970	—	970	—
Total cost (benefit)	$857	$(1,937)	$(1,080)	$5,155

	2013
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$16,142	$16,142	$1,999
Interest cost	1,687	33,479	35,166	2,007
Expected return on plan assets	(1,924)	(61,571)	(63,495)	—
Amortization of unrecognized losses and prior service costs	378	11,668	12,046	2,432
Total cost (benefit)	$141	$(282)	$(141)	$6,438

	2012
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$11,579	$11,579	$2,282
Interest cost	1,772	38,156	39,928	1,811
Expected return on plan assets	(1,750)	(55,418)	(57,168)	—
Amortization of unrecognized losses and prior service costs	331	1,276	1,607	2,135
Total cost (benefit)	$353	$(4,407)	$(4,054)	$6,228

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The total net cost disclosed above for 2014, 2013 and 2012 associated with the pension plans reflects the total for both continuing and discontinued operations. The following table presents the net periodic cost recorded in the consolidated statement of comprehensive income for 2013 and 2012 related to discontinued operations pension plans only (in thousands):

	Discontinued Operations
	Pension Plans
	35 Weeks Ended October 5, 2013	53 Weeks Ended February 2, 2013
Service cost	$4,299	$2,487
Interest cost	2,141	1,940
Expected return on plan assets	(2,279)	(1,836)
Amortization of unrecognized losses and prior service costs	354	95
Total cost	$4,515	$2,686
The following table presents the changes in benefit obligations during 2013 and 2014 (in thousands):

	Pension Plans			Post-retirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at February 2, 2013	$40,661	$1,123,312	$1,163,973	$46,049
Service cost	—	16,142	16,142	1,999
Interest cost	1,687	33,479	35,166	2,007
Plan participants' contributions	—	1,041	1,041	—
Actuarial (gains) losses	(2,458)	675	(1,783)	(8,544)
Benefits paid	(1,707)	(55,765)	(57,472)	(2,783)
Divestiture	—	(35,069)	(35,069)	—
Currency translation adjustments	—	(7,714)	(7,714)	—
Projected benefit obligation at February 1, 2014	$38,183	$1,076,101	$1,114,284	$38,728
Service cost	—	10,273	10,273	1,300
Interest cost	1,783	28,885	30,668	2,068
Plan participants' contributions	—	3,445	3,445	—
Actuarial losses	7,146	315,519	322,665	16,479
Benefits paid	(6,079)	(50,914)	(56,993)	—
Divestiture	—	(632)	(632)	—
Currency translation adjustments	—	(213,992)	(213,992)	—
Projected benefit obligation at January 31, 2015	$41,033	$1,168,685	$1,209,718	$58,575
The accumulated benefit obligation for the U.S. Plans and International Plans at January 31, 2015 was $41.0 million and $1.14 billion, respectively. The accumulated benefit obligation for the U.S. Plans and International Plans at February 1, 2014 was $38.2 million and $1.06 billion, respectively. The accumulated benefit obligation for the post-retirement benefit obligation was $58.6 million and $38.7 million at January 31, 2015 and February 1, 2014, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2013 and 2014 (in thousands):

	U.S. Plans	International Plans	Total
Fair value of plan assets at February 2, 2013	$32,273	$1,165,558	$1,197,831
Actual return on plan assets	2,451	44,619	47,070
Employer's contributions	740	14,701	15,441
Plan participants' contributions	—	1,041	1,041
Benefits paid	(1,707)	(55,765)	(57,472)
Other	—	3,677	3,677
Divestiture	—	(14,116)	(14,116)
Amortization of unrecognized losses	(378)	(11,668)	(12,046)
Currency translation adjustments	—	(6,901)	(6,901)
Fair value of plan assets at February 1, 2014	$33,379	$1,141,146	$1,174,525
Actual return on plan assets	3,165	216,867	220,032
Employer's contributions	500	10,530	11,030
Plan participants' contributions	—	3,445	3,445
Benefits paid	(6,079)	(50,914)	(56,993)
Amortization of unrecognized losses	(64)	(9,859)	(9,923)
Currency translation adjustments	—	(205,571)	(205,571)
Fair value of plan assets at January 31, 2015	$30,901	$1,105,644	$1,136,545
Amounts recognized in the consolidated balance sheet consist of the following (in thousands):

	January 31, 2015
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Accrued benefit liability (included in other long-term obligations)	(10,132)	(63,041)	(73,173)	(58,575)
Accumulated other comprehensive loss	10,354	334,983	345,337	35,966
Net amount recognized	$222	$271,942	$272,164	$(22,609)

	February 1, 2014
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$87,544	$87,544	$—
Accrued benefit liability (included in other long-term obligations)	(4,804)	(22,499)	(27,303)	(38,729)
Accumulated other comprehensive loss	5,383	223,378	228,761	22,989
Net amount recognized	$579	$288,423	$289,002	$(15,740)
Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension and post-retirement costs at January 31, 2015 and February 1, 2014 are comprised of actuarial losses and prior service costs. The amount of accumulated other comprehensive loss expected to be recognized as components of net periodic pension and post-retirement benefit costs during 2015 is approximately $14.9 million and $3.0 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

There were no significant amendments to any of the Company's defined benefit pension plans or the post-retirement life insurance benefit plan in 2014 or 2013 that would have had a material effect on the consolidated statement of income in these periods.
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
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and post-retirement benefit plans for 2014, 2013 and 2012:

	2014
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.8%	3.0%	4.1%
Expected return on plan assets	6.0%	4.7%	—%
Rate of compensation increase	—%	1.1%	2.5%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	3.8%	1.3%	4.1%
Rate of compensation increase	—%	2.0%	2.5%
Rate of pension increase	—%	1.1%	—%

	2013
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.3%	3.0%	5.4%
Expected return on plan assets	6.0%	5.4%	—%
Rate of compensation increase	—%	2.1%	2.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.8%	2.9%	5.4%
Rate of compensation increase	—%	2.0%	2.0%
Rate of pension increase	—%	1.1%	—%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2012
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.7%	4.4%	4.9%
Expected return on plan assets	6.0%	5.4%	—%
Rate of compensation increase	—%	2.1%	3.0%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.3%	3.0%	4.4%
Rate of compensation increase	—%	2.0%	2.5%
Rate of pension increase	—%	1.1%	—%
The following table shows the effect on pension obligations at January 31, 2015 of a change in discount rate and other assumptions (in thousands):

	Change in Discount Rate
	(0.25)%	No change	0.25%
Change in rate of compensation increase:
(0.25)%	$39,546	$(2,725)	$(42,241)
No change	42,440	—	(39,662)
0.25%	45,662	2,869	(37,119)
Change in rate of pension increase:
(0.25)%	$7,032	$(33,308)	$(71,044)
No change	42,440	—	(39,662)
0.25%	80,159	35,296	(6,613)
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company's pension plans' actual and target asset allocations at January 31, 2015 and February 1, 2014 are as follows:

	January 31, 2015
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	43%	26%	26%	40%	26%	26%
Debt securities	54%	60%	60%	60%	61%	61%
Real estate	3%	8%	8%	—%	7%	7%
Cash	—%	5%	5%	—%	—%	—%
Other	—%	1%	1%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%

	February 1, 2014
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	43%	27%	27%	40%	25%	26%
Debt securities	54%	62%	62%	60%	62%	61%
Real estate	3%	7%	7%	—%	7%	7%
Cash	—%	2%	2%	—%	—%	—%
Other	—%	2%	2%	—%	6%	6%
Total	100%	100%	100%	100%	100%	100%
No pension plan assets are expected to be returned to the Company during 2015.
Information on Fair Value of Plan Assets
The fair values of the Company's pension plan assets at January 31, 2015 and February 1, 2014 by asset category are as follows (in thousands):

	January 31, 2015
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$13,208	$13,208	$—	$—	$285,519	$223,945	$39,609	$21,965
Debt securities (2)	16,620	7,943	—	8,677	665,081	437,853	221,855	5,373
Real estate (3)	1,073	1,073	—	—	92,078	89,617	2,461	—
Cash	—	—	—	—	49,477	34,782	14,695	—
Other (4)	—	—	—	—	13,489	1,630	(5,088)	16,947
Total	$30,901	$22,224	$—	$8,677	$1,105,644	$787,827	$273,532	$44,285

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	February 1, 2014
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$14,451	$14,451	$—	$—	$304,902	$220,149	$61,131	$23,622
Debt securities (2)	17,785	8,900	—	8,885	707,082	484,888	216,087	6,107
Real estate (3)	1,131	1,131	—	—	80,604	77,803	2,801	—
Cash	12	12	—	—	25,939	15,120	10,819	—
Other (4)	—	—	—	—	22,619	2,760	(785)	20,644
Total	$33,379	$24,494	$—	$8,885	$1,141,146	$800,720	$290,053	$50,373

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

(4)
This category includes commodities of approximately $(5.1) million and $(1.3) million and non-separated investments with insurance companies of approximately $1.6 million and $2.6 million for the years ended January 31, 2015 and February 1, 2014 respectively. Commodities are valued using the net asset value method in which an average of the market prices for the underlying investments is used; the insurance contracts are based on discounted future cash flows.

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

	U.S. Plans	International Plans
Balance at February 1, 2014	$8,885	$50,373
Actual return on plan assets still held at the reporting date	(208)	393
Translation adjustments	—	(6,481)
Balance at January 31, 2015	$8,677	$44,285
Expected Benefit Payments and Contributions
The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in thousands):

	Pension Plans
	U.S. Plans	International Plans	Total
2015	$1,905	$42,982	$44,887
2016	1,981	42,678	44,659
2017	2,089	42,795	44,884
2018	2,159	42,736	44,895
2019	2,244	42,085	44,329
2020-2024	12,266	205,710	217,976

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 31, 2015 and include benefits attributable to estimated future compensation increases for the pension plans.
The 2015 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.
Based on current assumptions, the Company expects to contribute $0 million and $10.4 million to its U.S. and international plans, respectively, during fiscal 2015.
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
The expense associated with the Company's match for the Staples 401(k) Savings Plan and for contributions related to certain foreign defined contribution plans for 2014, 2013 and 2012 was $39.7 million, $40.7 million and $40.9 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss for 2014, 2013 and 2012 (in thousands):

	Foreign Currency Translation Adjustment	Derivative instruments	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 28, 2012	$(160,317)	$(2,022)	$(157,404)	$(319,743)
Foreign currency translation adjustment	35,604	—	—	35,604
Changes in fair value of derivatives (net of taxes of $1.0 million)	—	2,022	—	2,022
Deferred pension and other post-retirement benefit costs (net of taxes of $36.4 million)	—	—	(109,464)	(109,464)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0.9 million)	—	—	2,808	2,808
Balance at February 2, 2013	$(124,713)	$—	$(264,060)	$(388,773)
Foreign currency translation adjustment	(127,426)	—	—	(127,426)
Curtailment of pension plans (net of taxes of $3.9 million)	—	—	11,573	11,573
Deferred pension and other post-retirement benefit costs (net of taxes of $4.4 million)	—	—	(9,036)	(9,036)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses (net of taxes of $0)	(3,265)	—	—	(3,265)
Amortization of deferred benefit costs (net of taxes of $4.7 million)	—	—	9,773	9,773
Balance at February 1, 2014	$(255,404)	$—	$(251,750)	$(507,154)
Foreign currency translation adjustment	(403,153)	—	—	(403,153)
Deferred pension and other post-retirement benefit costs (net of taxes of $18.3 million)	—	—	(138,336)	(138,336)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses (net of taxes of $0)	(1,335)	—	—	(1,335)
Amortization of deferred benefit costs (net of taxes of $0)	—	—	8,783	8,783
Balance at January 31, 2015	$(659,892)	$—	$(381,303)	$(1,041,195)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table details the line items in the consolidated statements of income affected by the reclassification adjustments during 2014, 2013 and 2012 (in thousands):

	Amount reclassified from AOCL
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Selling, general and administrative	$11,710	$14,478	$3,742
Gain on sale of businesses, net	(1,335)	—	—
Income before tax	(10,375)	(14,478)	(3,742)
Income tax expense	(2,927)	(4,705)	(934)
Income (loss) from continuing operations	(7,448)	(9,773)	(2,808)
Loss from discontinued operations	—	3,265	—
Net income from continuing operations	$(7,448)	$(6,508)	$(2,808)

Changes in other comprehensive income during 2014, 2013 and 2012 related to noncontrolling interests pertained to currency translations adjustments.
Note N — Share Repurchase Plan
On September 13, 2011, the Company announced a repurchase program had been approved by the Board of Directors (the "2011 Repurchase Plan"). Under this plan, the Company is authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. Under the 2011 Repurchase Plan, a total of $1.13 billion has been spent to repurchase 83.4 million shares as of January 31, 2015, and therefore the remaining repurchase authorization was $373.3 million as of that date. As a result of the Company's planned acquisition of Office Depot (see Note R Subsequent Event), in the fourth quarter of 2014 the Company temporarily suspended the 2011 Repurchase Plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O — Computation of Earnings per Common Share
The computation of basic and diluted earnings per share for 2014, 2013 and 2012 is as follows (in thousands, except per share data):

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Numerator:
Income (loss) from continuing operations	$134,526	$707,004	$(160,728)
Loss from discontinued operations	—	(86,935)	(49,978)
Net income (loss) attributed to Staples, Inc.	$134,526	$620,069	$(210,706)

Denominator:
Weighted-average common shares outstanding	640,745	651,931	669,479
Effect of dilutive securities:
Employee stock options and restricted shares	5,104	6,511	—
Weighted-average common shares outstanding assuming dilution	645,849	658,442	669,479

Basic Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.08	$(0.24)
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.95	$(0.31)

Diluted Earnings Per Common Share:
Continuing operations attributed to Staples, Inc.	$0.21	$1.07	$(0.24)
Discontinued operations attributed to Staples, Inc.	—	(0.13)	(0.07)
Net income (loss) attributed to Staples, Inc.	$0.21	$0.94	$(0.31)
For 2014 and 2013 approximately 29.8 million and 35.7 million, respectively, potentially dilutive equity instruments were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For 2012, approximately 58.6 million potentially dilutive equity instruments were excluded from the calculation of diluted earnings per share as the Company recorded a net loss for that period.
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
Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring costs, stock-based compensation, interest and other expense, other non-recurring items and the impact of changes in accounting principles ("business unit income"). Beginning in 2014, business unit income also excludes accelerated depreciation and amortization and inventory write-downs associated with restructuring activities. Segment information for 2012 and 2013 has been restated to reflect this change. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note A - Summary of Significant Accounting Policies. Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Asset information by reportable segment has not been presented, since this information is not regularly reviewed by the Company's chief operating decision maker.
The following is a summary of sales, business unit income, and depreciation and amortization expense by reportable segment (in thousands):

	2014	2013	2012
Sales:
North American Stores & Online	$10,448,603	$11,103,160	$11,827,906
North American Commercial	8,270,682	8,041,613	8,108,402
International Operations	3,773,075	3,969,490	4,444,202
Total segment sales	$22,492,360	$23,114,263	$24,380,510
Business Unit Income (Loss):
North American Stores & Online	$473,068	$733,465	$987,025
North American Commercial	570,831	603,972	680,011
International Operations	(21,181)	(15,219)	(1,097)
Total business unit income	$1,022,718	$1,322,218	$1,665,939
Depreciation & Amortization:
North American Stores & Online	$224,054	$225,506	$222,381
North American Commercial	140,196	123,625	123,890
International Operations	93,246	109,087	120,993
Total segment depreciation & amortization	$457,496	$458,218	$467,264
Accelerated depreciation & amortization related to restructuring activities	9,376	—	20,049
Consolidated depreciation & amortization	$466,872	$458,218	$487,313
The following is a reconciliation of total business unit income to consolidated income before income taxes (in thousands):

	2014	2013	2012
Total business unit income	$1,022,718	$1,322,218	$1,665,939
Stock-based compensation	(64,123)	(80,632)	(117,813)
Impairment of goodwill and long lived assets	(469,663)	—	(810,996)
Gain on sale of businesses, net	27,495	—	—
Restructuring costs	(170,878)	(64,085)	(207,016)
Other restructuring-related costs:
Inventory write-downs	(26,307)	—	—
Accelerated amortization	—	—	(20,049)
Accelerated depreciation	(9,376)	—	—
Interest and other expense, net	(41,731)	(114,696)	(244,642)
Income from continuing operations before income taxes	$268,135	$1,062,805	$265,423

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the Company's sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Core office supplies	25.6%	27.5%	28.1%
Ink and toner	20.0%	20.2%	19.7%
Business technology	14.3%	15.2%	16.6%
Paper	9.2%	9.0%	9.0%
Facilities and breakroom	10.0%	8.7%	7.4%
Computers and mobility	6.3%	6.9%	6.9%
Services	8.6%	6.9%	6.7%
Office furniture	6.0%	5.6%	5.6%
	100.0%	100.0%	100.0%
Geographic Information:

	2014	2013	2012
Sales:
United States	$16,022,311	$16,211,640	$16,783,592
Canada	2,696,974	2,933,133	3,152,716
International	3,773,075	3,969,490	4,444,202
Total consolidated sales	$22,492,360	$23,114,263	$24,380,510

	January 31, 2015	February 1, 2014	February 2, 2013
Long-lived Assets:
United States	$1,170,497	$1,236,841	$1,248,732
Canada	167,470	192,467	226,417
International	366,965	441,411	488,026
Total consolidated long-lived assets	$1,704,932	$1,870,719	$1,963,175
Note Q — Quarter Summary (Unaudited)
The following table summarizes quarterly information for 2014 and 2013 (in thousands, except for per share data):

	(In thousands, except per share amounts)
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
Fiscal Year Ended January 31, 2015
Sales	$5,654,259	$5,220,103	$5,961,531	$5,656,467
Gross profit	1,410,294	1,308,043	1,596,276	1,486,423

Consolidated net income (loss) (6)	96,210	81,875	216,792	(260,352)

Basic and diluted earnings per common share (6):	$0.15	$0.13	$0.34	$(0.41)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	First Quarter	Second Quarter	Third Quarter (5)	Fourth Quarter
Fiscal Year Ended February 1, 2014
Sales	$5,814,571	$5,314,724	$6,111,695	$5,873,273
Gross profit	1,511,010	1,359,496	1,654,726	1,507,053

Income from continuing operations	$170,421	$104,115	$220,085	$212,383
Loss from discontinued operations	(494)	(1,584)	(84,857)	—
Consolidated net income	$169,927	$102,531	$135,228	$212,383

Basic and diluted earnings per common share (6):
Continuing operations	$0.26	$0.16	$0.34	$0.33
Discontinued operations	—	—	(0.13)	—
Net Income	$0.26	$0.16	$0.21	$0.33

(1)
Net income for this period includes a $21.8 million charge for impairment of long-lived assets (see Note C - Goodwill and Long-Lived Assets), $13.5 million of restructuring charges (see Note B - Restructuring Charges), a $21.8 million net gain on disposal of businesses (see Note D - Divestitures) and $10.6 million of inventory write downs related to restructuring activities (see Note B - Restructuring Charges).

(2)
Net income for this period includes a $5.2 million charge for impairment of long-lived assets (see Note C - Goodwill and Long-Lived Assets), $88.4 million of restructuring charges, an inventory write down of $5.1 million related to restructuring activities and $2.1 million of accelerated depreciation related to restructuring activities (see Note B - Restructuring Charges).

(3)
Net income for this period includes a $9.0 million charge for impairment long-lived assets (see Note C - Goodwill and Long-Lived Assets), $24.6 million of restructuring charges (see Note B - Restructuring Charges), a $5.7 million net gain on disposal of a business (see Note D - Divestitures), and $10.6 million of inventory write downs and $2.2 million of accelerated depreciation related to restructuring activities (see Note B - Restructuring Charges).

(4)
Net loss for this period includes a $433.7 million charge for impairment of goodwill and long-lived assets (see Note C - Goodwill and Long-Lived Assets), $44.4 million of restructuring charges (see Note B - Restructuring Charges) and $5.0 million of accelerated depreciation related to restructuring activities (see Note B - Restructuring Charges).

(5)
Income from continuing operations for this period includes $64.1 million of restructuring charges (see Note B - Restructuring Charges). Loss from discontinued operations, net of income taxes includes a loss on disposal of of PSD of $80.9 million (see Note D - Divestitures).

(6)	The sum of the quarterly amounts may not tie to the year-to-date amounts due to rounding.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note R — Subsequent Event

Proposed acquisition of Office Depot

On February 4, 2015, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) under which it plans to acquire all of the outstanding shares of Office Depot, a global supplier of office products, services and solutions for the workplace. Under the terms of the agreement, Office Depot shareholders will receive, for each Office Depot share, $7.25 in cash and 0.2188 of a share in Staples stock at the closing.  Based on the number of outstanding shares of the Company's common stock and Office Depot common stock as of February 2, 2015, and the closing share price of the Company's common stock on such date, the value of the total consideration to be paid by Staples is estimated to be approximately $6.3 billion, including approximately $4.1 billion of cash and approximately 124.4 million shares of Staples common stock.

The transaction is subject to customary closing conditions, including antitrust regulatory clearances and Office Depot shareholder approval. The Company intends to file a Form S-4 registration statement relating to the Company common stock to be issued in the merger and the listing of such stock on Nasdaq. Assuming such conditions are satisfied, the deal is expected to close by the end of calendar year 2015.

    The Merger Agreement contains termination rights for both the Company and Office Depot.  The Company would be required to pay Office Depot a termination fee of $250 million under certain circumstances, including if the Merger Agreement is terminated as a result of the antitrust closing conditions (as set forth in the Merger Agreement) not being satisfied on or before November 4, 2015 (which date will be automatically extended to February 4, 2016 if all other closing conditions would otherwise have been satisfied).   In addition, Office Depot may be required to pay the Company a termination fee of $185 million under certain circumstances, including if Office Depot terminates the Merger Agreement to accept a superior proposal.

In connection with the planned acquisition, Staples has obtained financing commitments from Bank of America, N.A. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC for a $3 billion asset-based credit facility and a $2.75 billion 6-year term loan.  These sources of financing, together with the Company’s cash reserves, are expected to be sufficient to finance the acquisition.  As a result of the planned acquisition, the Company has temporarily suspended its share repurchase program (see Note N Share Repurchase Plan).

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying account information related to operations is as follows (in thousands):
Accounts Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments (1)	Balance at End of Period
Fiscal year ended:
February 2, 2013	45,962	34,167	46,584	33,545
February 1, 2014	33,545	23,292	26,015	30,822
January 31, 2015	30,822	36,207	28,723	38,306

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
10.1^
Agreement and Plan of Merger by and among Office Depot, Inc., Staples, Inc., and Staples AMS, Inc., dated as of February 4, 2015. Filed as Exhibit 2.1 to the Company's Form 8-K filed on February 4, 2015.

10.2+	Amended and Restated Commitment Letter by and among Staples, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC dated as of February 20, 2015.
10.3^
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

10.7^	Commercial Paper Dealer Agreement, dated as of September 19, 2008, among the Company, JP Morgan Securities Inc. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended November 1, 2008.
10.8*^	Amended and Restated 2004 Stock Incentive Plan, as amended. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 30, 2010.
10.9*^	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.10*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended April 30, 2011.

10.11*^	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan.
10.13*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 3, 2013.
10.13*^	Form of Special Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 31, 2010.

D-1

Exhibit No.	Description
10.14*^	2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's 8-K filed on June 2, 2014.
10.15*^	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant). Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.16*^	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Lead Director and Committee Chairs). Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.17*^	Form of Restricted Stock Unit Award Agreement. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.18*^	Form of Performance Share Award Agreement. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.19*^	Amended and Restated Employee Stock Purchase Plan. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.20*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.21*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.22*^	Second Amended and Restated Long Term Cash Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 4, 2013.
10.23*^	Amended and Restated Executive Officer Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 8, 2012.
10.24*^	Form of Proprietary Interest Protection Agreement. Filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended November 2, 2013.
10.25*^	Form of Non-Compete and Non-Solicitation Agreement. Filed as Exhibit Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.26*^	Form of Proprietary and Confidential Information Agreement. Filed as Exhibit Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.27*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended January 31, 2009.
10.28*^	Form of Outside Directorship Agreement. Filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.29*^
Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 29, 2006.

10.30*^
Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended January 31, 2009.

10.31*+	Second Amendment, dated January 13, 2015, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent.
10.32*^	Long Term Care Insurance Plan Summary. Filed as Exhibit 10.39 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.33*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.34*+	Executive Life Insurance Plans Summary of Provisions.
10.35*^	Amended and Restated Supplemental Executive Retirement Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2010.
10.36*^	Policy on Personal Use of Corporate Aircraft. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended January 29, 2005.
10.37*+	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy.
10.38*^	Tax Services Reimbursement. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 29, 2011.

D-2

Exhibit No.	Description
12.1+	Ratio of Earnings to Fixed Charges.
14.1^	Code of Ethics. Filed as Exhibit 14.1 to the Company's 10-Q for the quarter ended on May 4, 2013.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
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