Form 10-Q
period 2015-05-02
STAPLES INC
filed 2015-05-20
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  May 2, 2015
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

The registrant had 640,653,554 shares of common stock outstanding as of May 18, 2015.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
May 2, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	May 2, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$795	$627
Receivables, net	1,865	1,928
Merchandise inventories, net	2,211	2,144
Deferred income tax assets	220	224
Prepaid expenses and other current assets	290	252
Total current assets	5,381	5,175

Property and equipment:
Land and buildings	945	948
Leasehold improvements	1,218	1,231
Equipment	2,817	2,825
Furniture and fixtures	1,014	1,016
Total property and equipment	5,994	6,020
Less: Accumulated depreciation	4,350	4,314
Net property and equipment	1,644	1,706

Intangible assets, net of accumulated amortization	326	335
Goodwill	2,681	2,680
Other assets	406	412
Total assets	$10,438	$10,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,030	$1,867
Accrued expenses and other current liabilities	1,268	1,332
Debt maturing within one year	93	92
Total current liabilities	3,391	3,291

Long-term debt, net of current maturities	1,020	1,018
Other long-term obligations	691	686

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 941,903,232 and 640,662,043 shares at May 2, 2015 and 941,561,541 shares and 640,320,352 shares at January 31, 2015, respectively	1	1
Additional paid-in capital	4,953	4,935
Accumulated other comprehensive loss	(1,018)	(1,041)
Retained earnings	6,811	6,829
Less: Treasury stock at cost, 301,241,189 shares at May 2, 2015 and 301,241,189 shares at January 31, 2015	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	5,328	5,305
Noncontrolling interests	8	8
Total stockholders’ equity	5,336	5,313
Total liabilities and stockholders’ equity	$10,438	$10,308

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)(Unaudited)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Sales	$5,262	$5,654
Cost of goods sold and occupancy costs	3,915	4,244
Gross profit	1,347	1,410
Operating expenses:
Selling, general and administrative	1,172	1,223
Impairment of long-lived assets	22	22
Restructuring charges	41	13
Amortization of intangibles	17	15
Total operating expenses	1,252	1,273

Gain on sale of businesses and assets, net	3	22

Operating income	98	159

Other income (expense):
Interest income	1	1
Interest expense	(16)	(12)
Other income (expense), net	1	1
Income before income taxes	84	148
Income tax expense	25	52
Net income	$59	$96

Earnings Per Share:
Basic Earnings Per Common Share	$0.09	$0.15
Diluted Earnings Per Common Share	$0.09	$0.15

Dividends declared per common share	$0.12	$0.12

Comprehensive income	$82	$168

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Operating Activities:
Net income	$59	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101	102
Amortization of intangibles	17	15
Gain on sale of businesses and assets, net	(3)	(22)
Impairment of long-lived assets	22	22
Inventory write-downs related to restructuring activities	—	11
Stock-based compensation	16	21
Deferred income tax benefit	—	(7)
Other	3	4
Changes in assets and liabilities:
Decrease in receivables	69	12
Increase in merchandise inventories	(53)	—
Increase in prepaid expenses and other assets	(34)	(22)
Increase in accounts payable	155	76
(Decrease) increase in accrued expenses and other liabilities	(67)	29
Increase in other long-term obligations	15	22
Net cash provided by operating activities	300	359

Investing Activities:
Acquisition of property and equipment	(60)	(48)
Proceeds from the sale of property and equipment	6	—
Sale of businesses, net	—	50
Acquisition of businesses, net of cash acquired	(9)	—
Net cash (used in) provided by investing activities	(63)	2

Financing Activities:
Proceeds from issuance of commercial paper, net of repayments	—	75
Proceeds from the exercise of stock options	3	—
Proceeds from borrowings	1	7
Payments on borrowings, including payment of deferred financing fees	(5)	(8)
Cash dividends paid	(76)	(77)
Repurchase of common stock	(1)	(70)
Net cash used in financing activities	(78)	(73)
Effect of exchange rate changes on cash and cash equivalents	9	4
Net increase in cash and cash equivalents	168	292
Cash and cash equivalents at beginning of period	627	493
Cash and cash equivalents at end of period	795	785
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	—	8
Cash and cash equivalents at the end of the period	$795	$793
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 weeks ended May 2, 2015 (also referred to as the “first quarter of 2015") and the period covering the 13 weeks ended May 3, 2014 (also referred to as the “first quarter of 2014”).

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 ("Annual Report").

Beginning with the first quarter of 2015, the Company will present dollar amounts included in its financial statements and related notes rounded to the nearest million rather than thousand. Certain numbers may not sum due to rounding.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the Financial Accounting Standards Board proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. Assuming the proposed update becomes finalized, Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on the Company's financial statements.

In April 2015, a pronouncement was issued that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end.  This update is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted.  The Company adopted this standard beginning in the first quarter of 2015, and does not expect the impact on its financial statements to be material.

In April 2015, a pronouncement was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and retrospective application is required. The Company adopted this standard in the first quarter of fiscal 2015. The condensed consolidated balance sheet as of January 31, 2015 included in these interim financial statements reflects a restatement to reclassify unamortized debt issuance costs of $1 million from Prepaid and other current assets and $4 million from Other assets to Long-term debt, net of current maturities. For debt issuance costs paid to secure revolving credit facilities, under its policy the Company will continue to present such costs as assets on the balance sheet.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Restructuring Charges
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). In 2014, the Company approved the closure of 197 specific retail stores, of which 169 and 28 closed during 2014 and the first quarter of 2015, respectively. In the first quarter of 2015 the Company approved the closure of an additional 21 specific stores, none of which closed during the quarter.
In addition, in 2014 the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.   The Company plans to reinvest some of the savings in its strategic initiatives. In the first quarter of 2015, the Company incurred severance obligations related to the restructuring of certain customer care operations and other functional areas.
The actions to be taken related to the $500 million cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.
During the first quarter of 2015, the Company recorded pre-tax charges of $48 million related to the 2014 Plan. The table below provides a summary of the charges recorded in the first quarter of 2015 for each major type of cost, as well as the Company's current estimates of the amount of charges expected to be incurred during the remainder of 2015 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred	Estimated Costs to be incurred
	First quarter of 2015	Second quarter of 2015	Second half of 2015
Employee related costs	$8	$5 - $10 million	$5 - $10 million
Lease obligations	31	$10 - $25 million	$20 - $75 million
Other associated costs	4	Up to $5 million	$5 - $15 million
Total restructuring charges	43	$15 - $40 million	$30 - 100 million
Impairment of long-lived assets and accelerated depreciation	5	Up to $5 million	Up to $5 million
Inventory write downs	—	Up to $5 million	Up to $5 million
Total charges	$48	$15 - $50 million	$30 - 110 million

North American Stores & Online	$38	$10 - $20 million	$10 - $40 million
North American Commercial	5	$5 - $20 million	$10 - $40 million
International Operations	5	Up to $10 million	$10 - $30 million
Total charges	$48	$15 - $50 million	$30 - $110 million

The Company's estimates of future charges could change as the Company's plans evolve and become finalized.

The Company recorded $5 million related to accelerated depreciation and impairment of long-lived assets in the first quarter of 2015. Accelerated depreciation of $4 million primarily relates to the planned closure of facilities supporting the Company's North American Delivery operations. See Note D - Impairment of Long-Lived Assets for information related to the $1 million of fixed asset impairment charges recorded during the first quarter of 2015.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows the restructuring charges recorded during the first quarter of 2015 and the related liability balances as of May 2, 2015 for each major type of cost associated with the 2014 Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 31, 2015	$31	$83	$2	$116
Charges	8	31	4	43
Cash payments	(7)	(15)	(4)	(26)
Accrued restructuring balance as of May 2, 2015	$32	$99	$2	$133

For the restructuring liabilities associated with the 2014 Plan, $74 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of May 2, 2015. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the first quarter of fiscal 2016. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

The $43 million of restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. The table below shows how the $43 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in thousands):

13 Weeks Ended
May 2, 2015
Cost of goods sold and occupancy costs	$31
Selling, general and administrative	12
Total	$43

During the first quarter of 2014, the Company recorded a total of $11 million of restructuring charges related to the 2014 Plan, including $8 million of severance charges primarily related to store closures and $3 million of other associated costs. Of these amounts, approximately $9 million related to North American Stores & Online and $2 million related to North American Commercial.

In the first quarter of 2014 the Company also recognized $22 million of fixed asset impairment charges (see Note D -Impairment of Long-Lived Assets) and $11 million of inventory write-downs related to the 2014 Plan. The inventory write-downs primarily related to the rationalization of certain SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations, as well as the retail store closures. The inventory write-downs were included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

2013 Restructuring Plan
In 2013 the Company initiated a restructuring plan to streamline its operations and general and administrative functions (the "2013 Plan”). Pursuant to the 2013 Plan, certain distributed general and administrative functions are being centralized and certain operational resources are being consolidated. As a result of this plan, the Company recorded pre-tax restructuring charges of $78 million in 2013, including $75 million for employee severance costs and $3 million for other associated costs. Of these amounts, $63 million related to the Company's International Operations segment and $16 million related to the Company’s corporate headquarters and North American operations. The Company expects to substantially complete the actions required under the 2013 Plan by the first quarter of fiscal 2016.
During the first quarter of 2015, the Company recorded an adjustment to reduce the employee-related liability associated with the 2013 Plan by $2 million. The adjustment stems from changes in estimates regarding the number of headcount reductions under this plan. The Company does not expect to incur material costs in future periods related to the 2013 Plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances related to the 2013 Plan (in millions):

2013 Plan
Employee-Related Costs
Accrued restructuring balance as of January 31, 2015	$36
Cash payments	(5)
Adjustments	(2)
Accrued restructuring balance as of May 2, 2015	$29

For the restructuring liabilities associated with the 2013 Plan, all of the balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of May 2, 2015. The Company expects that the payments related to the employee related liabilities will be substantially completed by the end of the first quarter of fiscal 2016.

Note D — Impairment of Long-Lived Assets

Based on a strategic review the Company performed in the first quarter of 2015, the Company made a decision to dispose of certain information technology assets, incurring an impairment charge of $22 million. The assets were comprised of software for which the Company concluded the fair value was not material.

In connection with the Company's Store Closure Plan (see Note C - Restructuring Charges), in the first quarter of 2015 the Company identified 21 retail stores for closure, and as a result recorded long-lived asset impairment charges of $1 million. These charges relate to the Company's North American Stores & Online segment.

In the first quarter of 2014, the Company approved the closure of 112 retail stores pursuant to the Store Closure Plan. As a result, in the first quarter of 2014 the Company recorded long-lived asset impairment charges of $22 million, primarily relating to leasehold improvements, fixtures, equipment and other fixed assets at the store locations. The charges related to the Company's North American Stores & Online segment.

The charges related to store closures in the first quarters of 2014 and 2015 were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures.” The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any. The Company determined that the fair value of the impaired assets was not material.

Note E — Sale of businesses and assets

During the first quarter of 2015, the Company sold certain property and equipment, recognizing a net gain of $3 million. The net gain was primarily driven by the sale of a distribution facility in Europe.

During the first quarter of 2014, the Company completed the sale of its Smilemakers, Inc. business unit, recognizing a gain of $23 million. Smilemakers, Inc. was a component of the Company's North American Commercial segment. Also during the first quarter of 2014, the Company completed the sale of a small business in Europe, recognizing a $2 million loss on disposal.

Note F — Fair Value Measurements

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

  The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of May 2, 2015 and January 31, 2015 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	May 2, 2015		January 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$497	$506	$497	$507
January 2023 Notes	496	492	496	511

The Company has investments in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of May 2, 2015 and January 31, 2015, the fair value of these investments, which are classified in Cash and cash equivalents in the condensed consolidated balance sheet, were $3 million and $14 million, respectively. There were no other material assets or liabilities measured at fair value.

Note G — Debt and Credit Agreements

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. In connection with the proposed acquisition, the Company had also announced that it obtained financing commitments from Bank of America Merrill Lynch and Barclays Bank for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan.  The Company completed the syndications of the term loan and credit facility in April and May of 2015, respectively. The Company will close on the asset-based revolving credit facility and term loan upon completion of the acquisition.   The asset-based revolving credit facility will replace the Company's existing $1 billion revolving credit facility.   The existing credit facility will remain in place in the event that the transaction is not completed.
Amounts outstanding under the asset-based revolving credit facility will bear interest equal to the one month London Interbank Offered Rate (LIBOR) plus 1.75% for the first three months, and then ranging from LIBOR plus 1.25% to 1.75% thereafter depending on the amount of available borrowing capacity and the amount of outstanding borrowings and letters of credit.  The Company will also pay fees ranging from 0.25% to 0.375% on the undrawn portion of the credit facility.  The term loan will bear interest equal to the one year LIBOR (with a floor of 0.75%) plus 2.75%.  The agreements that govern the term loan and the credit facility contain various affirmative and negative covenants, including some that will require Staples to maintain certain financial ratios in certain circumstances.  In addition, the terms of the agreements will restrict Staples from paying dividends in certain circumstances and otherwise limit dividends to $0.15 per share per quarter, subject to certain exceptions.

With respect to the term loan, the Company will incur certain commitment fees during 2015 in advance of closing on the loan. The Company's results for the first quarter of 2015 include $4 million of accrued commitment fees related to the term loan, which have been classified as interest expense. The Company expects to incur fees of approximately $25-30 million per quarter during the commitment period until the term loan agreement is either finalized or terminated. The commitment period expires on November 4, 2015, which may be extended until February 4, 2016 under certain conditions. Any such fees will be payable upon closing or termination.

Note H — Pension and Other Post-Retirement Benefit Plans

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

The total net cost recognized for the first quarter of 2015 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following table presents a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the first quarter of 2015 and 2014 related to the plans (in millions):

	13 Weeks Ended May 2, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$4	$—
Interest cost	7	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	4	—
Total cost	$—	$1

	13 Weeks Ended May 3, 2014
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$—
Interest cost	10	1
Expected return on plan assets	(17)	—
Amortization of unrecognized losses and prior service costs	4	1
Total cost	$—	$2

Note I — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first quarter of 2015 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 31, 2015	$(660)	$(381)	$(1,041)
Foreign currency translation adjustment	20	—	20
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $1)	—	3	3
Balance at May 2, 2015	$(640)	$(378)	$(1,018)

There were no material amounts reclassified from accumulated other comprehensive loss into net income during the first quarter of 2015 and 2014.

Other Items

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during the first quarter of 2015 and 2014 related solely to foreign currency translation adjustments.

During the first quarter of 2015, the Company issued 403,201 shares upon the exercise of stock options and vesting of restricted stock units.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2015 and 2014 is as follows (in millions, except per share data):

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$59	$96

Denominator:
Weighted-average common shares outstanding	639	643
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	6	6
Weighted-average common shares outstanding assuming dilution	645	649

Basic Earnings Per Common Share	$0.09	$0.15

Diluted Earnings Per Common Share	$0.09	$0.15

For the first quarter of 2015 and 2014, approximately 23 million and 33 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note K — Segment Reporting

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

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, merger-related costs, stock-based compensation, interest and other expense, and non-recurring items ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the first quarter of 2015 and 2014 (in millions):

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	Sales
North American Stores & Online	$2,372	$2,634
North American Commercial	2,108	2,056
International Operations	782	964
Total segment sales	$5,262	$5,654

	Business Unit Income (Loss)
North American Stores & Online	$75	$93
North American Commercial	134	136
International Operations	(20)	(25)
Business unit income	189	203
Stock-based compensation	(16)	(21)
Impairment of long-lived assets	(22)	(22)
Restructuring charges	(41)	(13)
Inventory write-downs related to restructuring activities	—	(11)
Accelerated depreciation related to restructuring activities	(4)	—
Gain on sale of businesses and assets, net	3	22
Interest and other expense, net	(14)	(11)
Merger-related costs	(11)	—
Income before income taxes	$84	$148

Note L — Commitments and Contingencies

In December 2014, the Company announced that the investigation into its previously announced data security incident had determined that malware deployed by criminals to some point of sale systems at 115 of the Company’s more than 1,400 U.S. retail stores may have allowed access to transaction data at those affected stores. As a result, cardholder names, payment card numbers, expiration dates, and card verification codes for approximately 1.16 million payment cards may have been affected.   Upon detection, the Company immediately took action to eradicate the malware and commenced an investigation into the incident, working closely with payment card companies and law enforcement and with the assistance of outside data security experts.  The Company also has taken steps to further enhance the security of its point of sale systems, including the use of new encryption tools. The Company continues to evaluate cybersecurity policies and practices to mitigate the risk of future incidents.   Expenses incurred to date related to this incident have not been material. It is reasonably possible that the Company may incur additional expenses or losses in connection with the incident; however, at this time the Company is unable to reasonably estimate any such additional expenses or losses.  In addition, the Company maintains network-security insurance coverage, which it expects would help mitigate any material financial impact.

In 2013 the Company completed the sale of its European Printing Systems Division ("PSD"), recognizing a preliminary loss on disposal of $81 million that is subject to the impact of a working capital adjustment to the purchase price. The amount of the working capital adjustment continues to be in dispute between the parties to the transaction and, on April 22, 2015, the purchaser commenced litigation. The purchaser claims that the amount of the adjustment is approximately €60 million. On April 22, 2015, the Company made a payment to the purchaser of approximately €4 million and the purchaser withdrew its claim for advance payment of the portion of the purchase price adjustment amount that is not in dispute. The Company continues to vigorously defend against the remainder of the purchaser’s claim. If the purchaser prevails, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative.  These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those set forth under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our first quarter of 2015 results, as compared to the results for the first quarter of 2014, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.3 billion in sales, a decrease of 6.9%;

•
North American Stores & Online sales decreased 10.0%, driven by the impact of store closures, a 5% decline in comparable store sales, and foreign exchange rates, while business unit income rate decreased to 3.2% from 3.5%;

•	North American Commercial sales increased 2.5% and business unit income rate decreased to 6.4% from 6.6%;

•	International Operations sales decreased 18.9%, driven by the negative impact of foreign exchange rates, while business unit loss rate was (2.5)% compared to (2.6)%;

•	Net income for the first quarter of 2015 was $59 million compared with $96 million for the first quarter of 2014;

•
Net income for the first quarter of 2015 includes a net after-tax charge of $50 million related to the impact of restructuring costs, long-lived asset impairment charges, accelerated depreciation and gains on the sale of business assets, as well as costs associated with our planned acquisition of Office Depot;

•	Non-GAAP net income was $109 million for the first quarter of 2015 compared with $115 million in the first quarter of 2014; and

•
Earnings per diluted share was $0.09 in the first quarter of 2015 compared to $0.15 in the first quarter of 2014. Non-GAAP earnings per diluted share was $0.17 for the first quarter of 2015 compared with $0.18 for the first quarter of 2014.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the second quarter of 2015, we expect sales to decrease versus the second quarter of 2014.  We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.11 to $0.13 for the second quarter of 2015.  Our guidance excludes any potential impact on earnings per share related to restructuring and other related activities (see below) as well as costs related to our planned acquisition of Office Depot.  For the full year 2015, the company expects to generate more than $600 million of free cash flow.

Update on Proposed Acquisition of Office Depot

See Note G - Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements for an update on the financing commitments related to our proposed acquisition of Office Depot.

2014 Restructuring Plan

In 2014, we announced our plan to close at least 225 retail stores in North America by the end of fiscal year 2015. In addition, as part of our continuing efforts to transform our business, we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. In the first quarter of 2015 we incurred $48 million of charges related to this plan, and we expect to incur additional charges in the range of $45 - $160 million in the remainder of 2015, including $15 - $50 million in the second quarter of 2015. See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for additional information related to this plan.

Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for gross profit rate, net income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures help management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our restructuring initiatives and the planned acquisition of Office Depot, and the potential related impact on cash flow, represent broad ranges which are based on our preliminary analysis and are subject to change as our plans become finalized.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below for the first quarter of 2015 and first quarter of 2014 (amounts in millions, except per share data):

	13 Weeks Ended
	May 2, 2015
	GAAP	Restructuring charges	Accelerated depreciation	Impairment of long-lived assets	Gain on sale of assets, net	Merger-related costs	Non-GAAP
Operating income	$98	41	4	22	(3)	11	$173
Interest and other expense, net	14					(4)	10
Income before income taxes	84						163

Income tax expense	25						25
Adjustments	—						29
Adjusted income tax expense	25						54

Net income	$59						$109

Effective tax rate	30.1%						33.5%

Diluted earnings per common share	$0.09						$0.17

	13 Weeks Ended
	May 3, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets	Gain on sale of businesses, net	Non-GAAP
Sales	$5,654					$5,654
Gross profit	1,410	11	—	—	—	1,421
Gross profit rate	24.9%					25.1%

Operating income	159	11	13	22	(22)	183
Interest and other expense, net	11					11
Income before income taxes	148					172

Income tax expense	52					52
Adjustments	—					6
Adjusted income tax expense	52					58

Net income	$96					$115

Effective tax rate	35.1%					33.5%

Diluted earnings per common share	$0.15					$0.18

Consolidated Performance

First Quarter of 2015 Compared to the First Quarter of 2014

Sales:  Sales for the first quarter of 2015 were $5.26 billion, a $392 million or 6.9% decrease from the first quarter of 2014.  The sales decline was primarily driven by a 4% unfavorable impact from changes in foreign exchange rates and a 2% negative impact associated with store closures in North America. The remaining decrease resulted from a 3% decline in North America comparable sales, which includes comparable store sales and growth in Staples.com, partly offset by a 2.5% sales increase in North American Commercial (increase of 3.2% in local currency). Declines in computers and mobility, business machines and technology accessories were partly offset by growth in facilities and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.6% for the first quarter of 2015 compared to 24.9% for the first quarter of 2014, an increase of 65 basis points. This increase was primarily driven by improved product margin rate in our North American Stores & Online and International segments, as well as reduced rent expense resulting from store closures, partially offset by increased delivery expenses as a percentage of sales, due to growth in our delivery businesses. There were no inventory write-downs related to the rationalization of our SKU assortment or North American retail store closures in the first quarter of 2015, compared with $11 million of write-downs in the first quarter of 2014.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $51 million or 4.2% from the first quarter of 2014 to the first quarter of 2015. The decrease was driven by a favorable impact from changes in foreign exchange rates, lower labor costs due to headcount reductions and store closures and, to a lesser extent, lower marketing expense. These decreases were partly offset by costs related to the acquisition of Office Depot and legal settlements. As a percentage of sales, selling, general and administrative expenses were 22.3% in the first quarter of 2015 compared with 21.6% in the first quarter of 2014.

Impairment on Long-Lived Assets: See Note D - Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the first quarters of 2015 and 2014.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the first quarters of 2015 and 2014.

Gain on Sale of Businesses and Assets, net: In the first quarter of 2015, we recognized a $3 million gain on the sale of property and equipment, primarily driven by the sale of a distribution center in Europe. In the first quarter of 2014, we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23 million, and the sale of another small business unit which resulted in a $2 million loss.

Interest Expense: Interest expense increased to $16 million for the first quarter of 2015 from $12 million for the first quarter of 2014.  The increase was driven by $4 million of accrued commitment fees related to the 6-year $2.75 billion term loan we plan to execute when and if we complete our proposed acquisition of Office Depot.

Income Taxes:  Our effective tax rate was 30.1% in the first quarter of 2015 compared with 35.1% in the first quarter of 2014. Our tax rate for the first quarter of 2014 reflected $11.2 million of incremental tax expense related to the repatriation of cash from a foreign subsidiary.  Excluding the impact of this repatriation as well as the charges and gains shown in the tables included above in the Non-GAAP measures section items, our effective tax rate was 33.5% in both the first quarter of 2015 and the first quarter of 2014.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The difference between the federal statutory tax rate and our effective tax rate is driven primarily by the foreign rate differential in our entities in Canada, Hong Kong and the Netherlands.

Segment Performance

As noted in Note K - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements, we have three reportable segments: North American Stores & Online, North American Commercial and International Operations. See a reconciliation of total business unit income to income before income taxes in Note K - Segment Reporting.

First Quarter of 2015 Compared to the First Quarter of 2014

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2015 and 2014:

	(Amounts in millions) 13 Weeks Ended		May 2, 2015	May 3, 2014
			(Decrease)Increase From Prior Year	(Decrease) Increase From Prior Year
	May 2, 2015	May 3, 2014
Sales:
North American Stores & Online	$2,372	$2,634	(10.0)%	(4.9)%
North American Commercial	2,108	2,056	2.5%	0.7%
International Operations	782	964	(18.9)%	(3.9)%
Total segment sales	$5,262	$5,654	(6.9)%	(2.8)%

	(Amounts in millions) 13 Weeks Ended		May 2, 2015	May 3, 2014
	May 2, 2015	May 3, 2014	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$75	$93	3.2%	3.5%
North American Commercial	134	136	6.4%	6.6%
International Operations	(20)	(25)	(2.5)%	(2.6)%
Business unit income	$189	$203	3.6%	3.6%

North American Stores & Online: Sales decreased by $262 million or 10.0% for the first quarter of 2015. This decrease was driven by an approximate 4% negative impact from store closures, a 5% decline in comparable store sales resulting from lower average order size and lower customer traffic, and a $60 million negative impact from changes in foreign exchange rates. Lower sales in retail were partially offset by a 1% increase in Staples.com (3% in local currency) driven by improved customer conversion. Comparable sales, which include comparable store sales and growth in Staples.com, declined 3%. Declines in computers, mobility, business machines and technology accessories, were partially offset by increased sales of copy and print services and facilities and breakroom supplies.

Business unit income as a percentage of sales decreased to 3.2% for the first quarter of 2015 from 3.5% for the first quarter of 2014. The decrease was driven by increased delivery expense as a percentage of sales and deleverage of fixed costs on lower sales. These factors were partially offset by increased gross margin rates due to favorable sales mix, as well as labor and rent savings as a result of store closures.

North American Commercial:  Sales increased by $52 million or 2.5% for the first quarter of 2015.  The increase was primarily due to increased sales of facilities and breakroom supplies and furniture and print solutions. This was partially offset by decreased sales of ink and toner, paper and a $15 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales decreased to 6.4% for the first quarter of 2015 from 6.6% for the first quarter of 2014. The decline was primarily driven by investments in sales force to drive growth in categories beyond office supplies, partially offset by reduced marketing expense in Quill.com.

International Operations:  Sales decreased by $182 million or 18.9% for the first quarter of 2015. The decrease was primarily driven by a $161 million unfavorable impact from foreign exchange rates and a 7% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic.

Business unit loss as a percentage of sales was 2.5% for the first quarter of 2015 compared to 2.6% for the first quarter of 2014.  The improvement was driven by higher product margins in Europe and Australia, partially offset by increased costs in local currency in Europe as we transition to a more centralized pan-European business model.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for our fiscal year ended January 31, 2015 ("Annual Report").  There have been no material changes to our critical accounting policies as disclosed in that report.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $300 million for the first quarter of 2015 compared to $359 million for the first quarter of 2014, a decrease of $59 million.  The decrease reflects unfavorable changes in operating assets and liabilities and lower net income.

Cash used in investing activities was $63 million for the first quarter of 2015 compared to $2 million of net cash provided by investing activities for the first quarter of 2014.  In the first quarter of 2014 we received proceeds of $50 million related to the sale of our Smilemakers, Inc. business and another small business unit. We did not have any similar dispositions in the first quarter of 2015. Capital spending increased by $12 million year-over-year primarily due to timing of expenditures.

Cash used in financing activities was $78 million for first quarter of 2015 compared to $73 million for first quarter of 2014, an increase of $5 million.  As a result of cash planning related to our proposed acquisition of Office Depot, we did not repurchase any shares under our share repurchase plan in the first quarter of 2015, whereas in the first quarter of 2014 we spent $70 million to repurchase 5.7 million shares. In the first quarter of 2014 we had $75 million of net borrowings under our commercial paper program, versus no such borrowings in the current year quarter.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At May 2, 2015, we had approximately $1.9 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $795 million of cash and cash equivalents.

Our $1.1 billion of available credit includes $1.0 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We also have a commercial paper program that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time, and for which our $1.0 billion revolving credit facility serves as a back-up. We did not borrow under our credit facility or commercial paper program during the first quarter of 2015. See our Annual Report for more information on our existing credit facility and commercial paper program.

In connection with our proposed acquisition of Office Depot, we have completed the syndication of a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan. We will close on the asset-based revolving credit facility and term loan upon completion of the acquisition.   The asset-based revolving credit facility will replace our existing $1 billion revolving credit facility.   Our existing credit facility will remain in place in the event that the transaction is not completed. See Note G in the Notes to the Condensed Consolidated Financial Statements for more information related to the asset-based revolving credit facility and term loan.

We also have various other lines of credit under which we may currently borrow a maximum of $143 million. At May 2, 2015, we had outstanding borrowings and letters of credit of $78 million, leaving $65 million of available credit at that date.

Of the $795 million in cash and cash equivalents, approximately $373 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

During the first quarter of 2015, we entered into $3 million of new capital lease obligations and assumed equipment financing obligations of $4 million in conjunction with our acquisition of a small business in Europe.

A summary, as of May 2, 2015, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	May 2, 2015
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$497
January 2023 Notes	—	496
Revolving credit facility	1,000	—
Other lines of credit	65	78
Capital lease obligations and other notes payable	—	42
Total	$1,065	$1,113

As of May 2, 2015, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report, except with respect to the financing commitments for the planned 6-year $2.75 billion term loan as noted in Note G Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements for a description. We do not have any off-balance sheet financing arrangements as of May 2, 2015, nor did we utilize any during the first quarter of 2015.

Taking into consideration the amount of cash expected to be required for our planned acquisition of Office Depot as well as the financing commitments for which we have completed the syndications, we expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

As a result of our proposed acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Under the repurchase plan approved by our Board of Directors in 2011 (the "2011 Repurchase Plan"), we are authorized to repurchase up to $1.5 billion of common stock in both open market and privately negotiated transactions. The 2011 Repurchase Plan has no expiration date and may be suspended or discontinued at any time. As of May 2, 2015, we have spent a total of $1.1 billion to repurchase 83.4 million shares under the 2011 Repurchase Plan, and the remaining repurchase authorization is $373 million. While we did not repurchase any shares in the first quarter of 2015 and do not plan to resume share repurchases in 2015, over the long-term we expect to continue buying back stock.

We may use capital to engage in strategic acquisitions such as the proposed acquisition of Office Depot. We consider many types of acquisitions for their strategic and other benefits.

We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid a dividend of $0.12 per share during the first quarter of 2015, and we expect the total value of quarterly cash dividend payments for fiscal 2015 to be $0.48 per share. While it is our intention to continue to pay quarterly cash dividends for 2015 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect a modest increase in capital spending in 2015 compared with 2014, driven by investments in our online businesses and other strategic initiatives, as well as investments aimed at improving the productivity of existing stores. We expect the source of funds for our capital expenditures to come primarily from operating cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At May 2, 2015, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of May 2, 2015, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of May 2, 2015, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 2, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.    Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Risks Related to the Acquisition of Office Depot

We will incur significant indebtedness in connection with the merger, which could reduce our flexibility to operate our business and increase our interest expense.

In connection with the planned acquisition, we have obtained financing commitments from Bank of America, N.A. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated ("Bank of America Merrill Lynch") and Barclays Bank PLC ("Barclays") and other banks and investors for a 5-year $3 billion asset-based revolving credit facility (the “ABL Facility”) and for a 6-year $2.75 billion term loan (the “Term Loan”). We completed the syndications of the term loan and credit facility in April and May of 2015, respectively. This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. We will also incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels following completion of the merger, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the merger could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, we have sought ratings of its indebtedness from certain nationally recognized statistical rating organizations. On April 6, 2015, Standard & Poor’s Rating Services announced that it had assigned Staples a BBB rating on the term facility with a recovery rating of 1, and that it expects to lower Staples’ corporate credit rating from BBB- to BB+ with a stable outlook upon closing of the merger. On April 14, 2015, Moody’s Investor Service announced that it had assigned a Baa2 rating to the term facility, and noted that all ratings of Staples remain on review for downgrade. There can be no assurance that we will receive or maintain a particular credit rating.

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

We, Office Depot and its directors, and Starboard Value LP, among others, are named as defendants in several putative class action lawsuits brought by purported Office Depot stockholders challenging the proposed merger, seeking, among other things, to enjoin consummation of the proposed merger. One of the conditions to the completion of the proposed merger is that no injunction by any court or other tribunal of competent jurisdiction will be in effect that prohibits or makes illegal the consummation of the proposed merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed merger, then such injunction may prevent the proposed merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As a result of our proposed acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Therefore, we did not repurchase any of our common stock under our share repurchase program during the first quarter of fiscal 2015. A total of 40,566 shares of our common stock were withheld during the first quarter of 2015 to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	May 20, 2015	By:	/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement, dated April 10, 2015, by and among Staples, Inc. and the entities and natural persons listed on Exhibit A to the Agreement, including Starboard Value and Opportunity Master Fund Ltd. Filed as Exhibit 10.1 to the Company's Form 8-K on April 10, 2015.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.