Form 10-Q
period 2015-08-01
STAPLES INC
filed 2015-08-19
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  August 1, 2015

or

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

The registrant had 643,565,792 shares of common stock outstanding as of August 17, 2015.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
August 1, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$611	$627
Receivables, net	1,862	1,928
Merchandise inventories, net	2,360	2,144
Deferred income tax assets	214	224
Prepaid expenses and other current assets	327	252
Total current assets	5,374	5,175

Property and equipment:
Land and buildings	926	948
Leasehold improvements	1,201	1,231
Equipment	2,798	2,825
Furniture and fixtures	984	1,016
Total property and equipment	5,909	6,020
Less: Accumulated depreciation	4,312	4,314
Net property and equipment	1,597	1,706

Intangible assets, net of accumulated amortization	310	335
Goodwill	2,662	2,680
Other assets	383	412
Total assets	$10,326	$10,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,129	$1,867
Accrued expenses and other current liabilities	1,193	1,332
Debt maturing within one year	90	92
Total current liabilities	3,412	3,291

Long-term debt, net of current maturities	1,018	1,018
Other long-term obligations	673	686

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 944,769,441 and 643,528,252 shares at August 1, 2015 and 941,561,541 shares and 640,320,352 shares at January 31, 2015, respectively	1	1
Additional paid-in capital	4,966	4,935
Accumulated other comprehensive loss	(1,104)	(1,041)
Retained earnings	6,771	6,829
Less: Treasury stock at cost, 301,241,189 shares at August 1, 2015 and January 31, 2015	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	5,215	5,305
Noncontrolling interests	8	8
Total stockholders’ equity	5,223	5,313
Total liabilities and stockholders’ equity	$10,326	$10,308

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales	$4,937	$5,220	$10,198	$10,874
Cost of goods sold and occupancy costs	3,673	3,912	7,588	8,156
Gross profit	1,264	1,308	2,610	2,718
Operating expenses:
Selling, general and administrative	1,131	1,180	2,302	2,403
Impairment of long-lived assets	1	5	23	27
Restructuring charges	23	88	64	102
Amortization of intangibles	17	15	34	30
Total operating expenses	1,172	1,289	2,423	2,562

Gain on sale of businesses and assets, net	—	—	3	22

Operating income	92	19	190	178

Other income (expense):
Interest income	1	1	2	2
Interest expense	(35)	(13)	(51)	(25)
Other income (expense), net	(2)	5	(1)	5
Income before income taxes	56	12	140	160
Income tax expense (benefit)	20	(70)	45	(18)
Net income	$36	$82	$95	$178

Earnings Per Share:
Basic Earnings Per Common Share	$0.06	$0.13	$0.15	$0.28
Diluted Earnings Per Common Share	$0.06	$0.13	$0.15	$0.27

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Comprehensive (loss) income	$(49)	$11	$33	$178

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	26 Weeks Ended
	August 1, 2015	August 2, 2014
Operating Activities:
Net income	$95	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198	200
Amortization of intangibles	34	30
Gain on sale of businesses and assets, net	(3)	(22)
Impairment of long-lived assets	23	27
Inventory write-downs related to restructuring activities	—	16
Stock-based compensation	34	37
Excess tax benefits from stock-based compensation arrangements	(4)	—
Deferred income tax expense (benefit)	1	(11)
Other	4	7
Changes in assets and liabilities:
Decrease in receivables	51	13
Increase in merchandise inventories	(231)	(219)
Increase in prepaid expenses and other assets	(57)	(71)
Increase in accounts payable	277	163
Decrease in accrued expenses and other liabilities	(126)	(43)
Increase in other long-term obligations	4	—
Net cash provided by operating activities	300	304

Investing Activities:
Acquisition of property and equipment	(138)	(110)
Proceeds from the sale of property and equipment	8	3
Sale of businesses, net	—	50
Acquisition of businesses, net of cash acquired	(21)	(68)
Net cash used in investing activities	(151)	(124)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	23	20
Proceeds from borrowings	3	13
Payments on borrowings, including payment of deferred financing fees	(14)	(14)
Cash dividends paid	(153)	(154)
Excess tax benefits from stock-based compensation arrangements	4	—
Repurchase of common stock	(21)	(126)
Net cash used in financing activities	(158)	(261)
Effect of exchange rate changes on cash and cash equivalents	(7)	(2)
Net decrease in cash and cash equivalents	(16)	(83)
Cash and cash equivalents at beginning of period	627	493
Cash and cash equivalents at end of period	611	409
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	—	8
Cash and cash equivalents at the end of the period	$611	$417
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 26 weeks ended August 1, 2015 (also referred to as the “second quarter of 2015" and "first half of 2015") and the period covering the 13 and 26 weeks ended August 2, 2014 (also referred to as the “second quarter of 2014” and "first half of 2014").

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

Beginning in the first quarter of 2015, the Company presents dollar amounts included in its financial statements and related notes rounded to the nearest million rather than thousand. Certain numbers may not sum due to rounding.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the Financial Accounting Standards Board decided to defer the effective date by one year, and as a result the new standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

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

Note C — Restructuring Charges
2014 Restructuring Plan

In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). The Company closed 169 stores in 2014 and 43 stores in the first half of 2015. The Company currently expects to close at least 15 additional stores in the second half of 2015.
In addition, in 2014 the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.   The Company plans to reinvest some of the savings in its strategic initiatives. In the first

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

half of 2015, the Company incurred liabilities for severance and contractual obligations related to the restructuring of its North American delivery operations, its European sales and customer care operations and retail store management team, and its information technology group and other functional areas.
The actions to be taken related to the $500 million cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.
In the second quarter and first half of 2015, the Company recorded pre-tax charges of $24 million and $72 million, respectively, related to the 2014 plan. The table below provides a summary of the charges recorded in the second quarter and first half of 2015 for each major type of cost associated with the 2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during the remainder of 2015 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred		Estimated costs to be incurred
	Second quarter of 2015	First half of 2015	Second half of 2015
Employee related costs	$12	$20	$5 - $10
Contractual obligations	9	40	$5 - $30
Other associated costs	2	6	$5 - $15
Total restructuring charges	23	66	$15 - $55
Impairment of long-lived assets and accelerated depreciation	1	6	Up to $10
Inventory write-downs	—	—	Up to $5
Total pre-tax charges	$24	$72	$15 - $70

North American Stores & Online	$7	$45	$5 - $30
North American Commercial	7	13	$5 - $20
International Operations	10	14	$5 - $20
Total charges	$24	$72	$15 - $70

The Company's estimates of future charges could change as the Company's plans evolve and become finalized.

The Company recorded fixed asset impairment charges of $1 million in the first half of 2015 related to the Store Closure Plan - see Note D - Impairment of Long-Lived Assets for additional information.

The Company recorded accelerated depreciation of $1 million and $5 million in the second quarter and first half of 2015, primarily related to the closure of facilities supporting the Company's North American delivery operations.

The table below shows the restructuring charges recorded during the first half of 2015 and the related liability balances as of August 1, 2015 for each major type of cost associated with the 2014 Plan (in millions):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 31, 2015	$31	$83	$2	$116
Charges	20	40	6	66
Cash payments	(17)	(31)	(6)	(54)
Accrued restructuring balance as of August 1, 2015	$34	$92	2	128

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In addition to the contractual obligations shown in table above, the Company also has a related liability of $7 million recorded on the condensed consolidated balance sheet as of August 1, 2015, which primarily represents amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Plan, $57 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of August 1, 2015. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the second quarter of fiscal 2016. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

The restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. The table below shows how the $66 million of restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions):

	13 Weeks Ended	26 Weeks Ended
	August 1, 2015
Cost of goods sold and occupancy costs	$9	$40
Selling, general and administrative	14	26
Total	$23	$66

During the first half of 2014, the Company recorded a total of $99 million of restructuring charges related to the 2014 Plan, including $77 million for lease obligations and $12 million of severance costs primarily related to the closure of North American retail stores, and $10 million of consulting fees and other associated costs. These charges primarily related to the Company's North American Stores & Online segment.
In the second quarter and first half of 2014, the Company recorded fixed asset impairment charge of $5 million and $27 million related to the 2014 Plan - see Note D Impairment of Long-Lived Assets for additional information. The Company also recorded $2 million of accelerated depreciation in the second quarter of 2014 related to the closure of the delivery fulfillment centers. In addition, the Company recorded inventory write-downs of $5 million and $16 million in the second quarter and first half of 2014, respectively, related to the Company's restructuring of its North American delivery operations and the closure of North American retail stores. The inventory write-downs were included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

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
During the second quarter of 2015, the Company did not record any material adjustments to the 2013 Plan. The Company does not expect to incur material costs in future periods related to the 2013 Plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balance for employee-related costs incurred under the 2013 Plan (in millions):

2013 Plan
Employee Related Costs
Accrued restructuring balance as of January 31, 2015	$36
Cash payments	(10)
Adjustments	(2)
Foreign currency translations	(1)
Accrued restructuring balance as of August 1, 2015	$23

For the restructuring liabilities associated with the 2013 Plan, all of the balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of August 1, 2015. The Company expects that the payments related to the employee related liabilities will be substantially completed by the end of the first quarter of fiscal 2016.

Note D — Impairment of Long-Lived Assets

Based on a strategic review the Company performed in the first quarter of 2015, the Company made a decision to dispose of certain information technology assets, incurring an impairment charge of $22 million. The assets were comprised of software for which the Company concluded the fair value was not material. This charge relates to the Company's North American Stores & Online segment.

In connection with the Company's Store Closure Plan (see Note C - Restructuring Charges), in the first half of 2015 the Company recorded long-lived asset impairment charges of $1 million. The charges primarily pertain to leasehold improvements, fixtures, equipment and other fixed assets at the closing store locations. These charges relate to the North American Stores & Online segment.

In the first and second quarters of 2014, the Company approved the closure of 112 and 25 retail stores pursuant to the Store Closure Plan. As a result, in the second quarter and first half of 2014 the Company recorded long-lived asset impairment charges of $5 million and $27 million, respectively. These charges relate to the North American Stores & Online segment.

The charges related to retail stores closures were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures”. The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any. The Company determined that the fair value of the impaired assets was not material.

Note E — Sale of businesses and assets

During the first half of 2015, the Company sold certain property and equipment, recognizing a net gain of $3 million. The net gain was primarily driven by the sale of a distribution facility in Europe.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of August 1, 2015 and January 31, 2015 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	August 1, 2015		January 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$497	$503	$497	$507
January 2023 Notes	496	498	496	511

The Company has investments in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of January 31, 2015, the fair value of these investments, which are classified in Cash and cash equivalents in the condensed consolidated balance sheet, was $14 million. There were no material money market investments as of August 1, 2015.

There were no other material assets or liabilities measured at fair value.

Note G — Debt and Credit Agreements

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. In connection with the proposed acquisition, the Company obtained financing commitments from Bank of America Merrill Lynch and Barclays Bank for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan.  The Company has completed the syndications of the term loan and credit facility. The Company will close on the term loan and credit facility upon completion of the acquisition.  The asset-based revolving credit facility will replace the Company's existing $1 billion revolving credit facility.   The existing credit facility will remain in place in the event that the transaction is not completed.
Amounts outstanding under the asset-based revolving credit facility will bear interest equal to the one month London Interbank Offered Rate ("LIBOR") plus 1.75% for the first three months, and then ranging from LIBOR plus 1.25% to 1.75% thereafter depending on the amount of available borrowing capacity and the amount of outstanding borrowings and letters of credit.  The Company will also pay fees ranging from 0.25% to 0.375% on the undrawn portion of the credit facility.  The term loan will bear interest equal to the one year LIBOR (with a floor of 0.75%) plus 2.75%.  The agreements that govern the term loan and the credit facility contain various affirmative and negative covenants, including some that will require Staples to maintain certain financial ratios in certain circumstances.  In addition, the terms of the agreements will restrict Staples from paying dividends in certain circumstances and otherwise limit dividends to $0.15 per share per quarter, subject to certain exceptions.

With respect to the term loan, the Company will continue to incur certain commitment fees during 2015 in advance of closing on the loan. The Company's results for the second quarter of 2015 and first half of 2015 include $24 million and $28 million, respectively, of accrued commitment fees related to the term loan, which have been classified as interest expense. The Company expects to incur fees of approximately $25-30 million per quarter during the commitment period until the term loan agreement is either finalized or terminated. The commitment period expires on November 4, 2015, which may be extended until February 4, 2016 under certain conditions. Any such fees will be payable upon closing or termination of the proposed acquisition.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Equity Based Employee Benefit Plans

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.  In addition, Staples offers its associates the opportunity for share ownership pursuant to the 2012 Employee Stock Purchase Plan. During the first half of 2015 and 2014, the Company issued 1.3 million shares and 2.1 million shares, respectively, pursuant to this plan.

In connection with its equity-based employee compensation and benefit plans, Staples recognized $17 million and $34 million in compensation expense for the second quarter and first half of 2015, respectively, and $16 million and $37 million in compensation expense for the second quarter and first half of 2014, respectively. As of August 1, 2015, Staples had $104 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through June 2018.

Restricted shares
The following table summarizes the activity during first half of 2015 related to Restricted Shares (shares in millions):

	Restricted Shares (1)
	Number of Shares (Millions)	Weighted Average Grant Date Fair Value per Share
Outstanding at January 31, 2015	9	$13.14
Granted	3	14.80
Vested	(4)	13.30
Outstanding at August 1, 2015	8	$13.73

(1)	Excludes unvested performance shares

Performance shares

In April 2013, March 2014 and March 2015, the Company entered into long-term performance share agreements with certain executives. Vesting is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. Payout under these arrangements may range from 25% to 200% of target, depending on actual performance. Vesting is based on performance in each fiscal year, with metrics established at the beginning of each year. Any award earned based on performance will be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
The agreements entered into in March 2015 pertain to fiscal years 2015, 2016 and 2017. The aggregate target number of shares for each year is 0.5 million. The 2015 tranche had an aggregate grant-date fair value of $8 million.
The agreements entered into in March 2014 pertain to fiscal years 2014, 2015 and 2016. The aggregate target number of shares for each year is 0.6 million. The 2015 tranche had aggregate grant-date fair value of $9 million.
The agreements entered into in April 2013 pertained to fiscal years 2013, 2014 and 2015, with an aggregate targeted number of shares for each year of 0.5 million. The 2015 tranche had an aggregate grant-date fair value of $8 million.
Stock options

No stock options were granted during the first half of 2015. During the first half of 2015 the Company issued 0.4 million shares upon the exercise of stock options.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note I — Pension and Other Post-Retirement Benefit Plans

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

The total net cost recognized for the second quarter and first half of 2015 and 2014 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the second quarter and first half of 2015 and 2014 related to the plans (in millions):

	13 Weeks Ended August 1, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$4	$—
Interest cost	7	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	4	—
Total cost	$—	$1

	13 Weeks Ended August 2, 2014
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$—
Interest cost	10	—
Expected return on plan assets	(17)	—
Amortization of unrecognized losses and prior service costs	4	1
Total cost	$—	$1

	26 Weeks Ended August 1, 2015
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$9	$—
Interest cost	13	2
Expected return on plan assets	(29)	—
Amortization of unrecognized losses and prior service costs	7	—
Total cost	$—	$2

	26 Weeks Ended August 2, 2014
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$7	$1
Interest cost	21	1
Expected return on plan assets	(34)	—
Amortization of unrecognized losses and prior service costs	7	1
Total cost	$1	$3

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first half of 2015 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 31, 2015	$(660)	$(381)	$(1,041)
Foreign currency translation adjustment	(70)	—	(70)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0)	—	7	7
Balance at August 1, 2015	$(730)	$(374)	$(1,104)

There were no material amounts reclassified from accumulated other comprehensive loss into net income during the first quarter or first half of 2015 and 2014.

Note K — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2015 and 2014 is as follows (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$36	$82	$95	$178

Denominator:
Weighted-average common shares outstanding	641	641	640	642
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	6	6	6	6
Weighted-average common shares outstanding assuming dilution	647	647	646	648

Basic Earnings Per Common Share	$0.06	$0.13	$0.15	$0.28

Diluted Earnings Per Common Share	$0.06	$0.13	$0.15	$0.27

For the second quarter and first half of 2015, approximately 19 million and 21 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the second quarter and first half of 2014, approximately 28 million and 30 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the second quarter and first half of 2015 and 2014 (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	Sales
North American Stores & Online	$2,108	$2,282	$4,479	$4,916
North American Commercial	2,049	1,997	4,157	4,053
International Operations	780	941	1,562	1,905
Total segment sales	$4,937	$5,220	$10,198	$10,874

	Business Unit Income (Loss)
North American Stores & Online	$28	$28	$103	$120
North American Commercial	138	131	272	266
International Operations	(22)	(22)	(42)	(47)
Business unit income	144	136	333	340
Stock-based compensation	(17)	(16)	(34)	(37)
Impairment of long-lived assets	(1)	(5)	(23)	(27)
Restructuring charges	(23)	(88)	(64)	(102)
Inventory write-downs related to restructuring activities	—	(5)	—	(16)
Accelerated depreciation related to restructuring activities	(1)	(2)	(5)	(2)
Gain on sale of businesses and assets, net	—	—	3	22
Interest and other expense, net	(36)	(7)	(50)	(18)
Merger-related costs	(10)	—	(20)	—
Income before income taxes	$56	$12	$140	$160

Note M — Commitments and Contingencies

The Company is investigating a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The Company, with the assistance of outside experts, is continuing to investigate the nature and scope of the incident. While the investigation is ongoing, the results to date suggest that an unauthorized party entered PNI’s systems and was able to deploy malware on PNI’s servers supporting customers' clients to capture user input. At this time, we are still investigating the scope of the incident, including the user input captured, the date range and which customers' servers may have been impacted. Expenses incurred to date, including investigation costs and legal fees, have not been material. Additional losses and expenses relating to the incident are probable; however, at this stage, we do not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services; investigations and claims by various regulatory authorities in Canada and the United States; the costs of completing our investigation of the incident; and remediation costs. We will continue to evaluate information as it becomes known and will record an estimate for losses or expenses at the time or times when it is both probable that any loss has

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network-security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, those referenced under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our second quarter of 2015 results, as compared to the results for the second quarter of 2014, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $4.9 billion in sales, a decrease of 5.4%;

•	North American Stores & Online sales decreased 7.6% and business unit income rate increased to 1.3% from 1.2%;

•	North American Commercial sales increased 2.6% and business unit income rate increased to 6.7% from 6.5%;

•	International Operations sales decreased 17.2% and business unit loss rate was (2.8)% compared to (2.3)%;

•	Net income for the second quarter of 2015 was $36 million compared with $82 million for the second quarter of 2014;

•
Net income for the second quarter of 2015 includes a net after-tax charge of $39 million related to the impact of restructuring costs, long-lived asset impairment charges, accelerated depreciation, and costs associated with our planned acquisition of Office Depot;

•	Non-GAAP net income was $76 million for the second quarter of 2015 compared with $75 million for the second quarter of 2014; and

•
Earnings per diluted share was $0.06 in the second quarter of 2015 compared to $0.13 in the second quarter of 2014. Non-GAAP earnings per diluted share was $0.12 in the second quarter of 2015 compared with $0.12 in the second quarter of 2014.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the third quarter of 2015, we expect sales to decrease versus the third quarter of 2014. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.33 to $0.36 for the third quarter of 2015. Our guidance reflects an increasingly unfavorable impact of the stronger U.S. dollar on sales and earnings. Our guidance excludes any potential impact on earnings per share related to restructuring and other related activities (see below) as well as costs related to our planned acquisition of Office Depot. For the full year 2015, the company expects to generate more than $600 million of free cash flow.

2014 Restructuring Plan

In 2014, we announced our plan to close at least 225 retail stores in North America by the end of fiscal year 2015. In addition, as part of our continuing efforts to transform our business, we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. In the second quarter of 2015 we incurred $24 million of charges related to this plan, and we expect to incur additional charges in the range of $15 - $70 million in the remainder of 2015. See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for additional information related to this plan.

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

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in millions, except per share data):

	13 Weeks Ended
	August 1, 2015
	GAAP	Restructuring charges	Impairment of long-lived assets & accelerated depreciation	Merger-related costs	Non-GAAP
Operating income	$92	$23	$1	$10	$126
Interest and other expense, net	36			24	12
Income before income taxes	56				114

Income tax expense	20				20
Adjustments	—				18
Adjusted income tax expense	20				38

Net income	$36				$76

Effective tax rate	35.4%				33.5%

Diluted earnings per common share	$0.06				$0.12

	26 Weeks Ended
	August 1, 2015
	GAAP	Restructuring charges	Impairment of long-lived assets & accelerated depreciation	Gain on sale of assets, net	Merger-related costs	Non-GAAP
Operating income	$190	$64	$28	$(3)	$20	$299
Interest and other expense, net	50				28	22
Income before income taxes	140					277

Income tax expense	45					45
Adjustments	—					48
Adjusted income tax expense	45					93

Net income	$95					$184

Effective tax rate	32.2%					33.5%

Diluted earnings per common share	$0.15					$0.28

	13 Weeks Ended
	August 2, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Non-GAAP
Sales	$5,220				$5,220
Gross profit	1,308	$5	—	—	1,313
Gross profit rate	25.1%				25.2%

Operating income	19	5	$88	$7	120
Interest and other expense, net	7				7
Income before income taxes	12				113

Income tax benefit	(70)				(70)
Reduction of liability for unrecognized tax benefits & other discrete tax items	—				67
Tax benefit on charges related to restructuring activities	—				41
Adjusted income tax (benefit) expense	(70)				38

Net income	$82				$75

Effective tax rate	(581.0)%				33.5%

Diluted earnings per common share	$0.13				$0.12

	26 Weeks Ended
	August 2, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of businesses, net	Non-GAAP
Sales	$10,874					$10,874
Gross profit	2,718	$16				2,734
Gross profit rate	25.0%					25.1%

Operating income	178	16	$102	$29	$(22)	303
Interest and other expense, net	(18)					(18)
Income before income taxes	160					285

Income tax benefit	(18)					(18)
Reduction of liability for unrecognized tax benefits & other discrete tax items	—					58
Tax benefit on charges related to restructuring activities	—					55
Adjusted income tax (benefit) expense	(18)					95

Net income	178					190

Effective tax rate	(11.2)%					33.5%

Diluted earnings per common share	$0.27					$0.29

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

Consolidated Performance

Second Quarter of 2015 Compared to the Second Quarter of 2014

Sales:  Sales for the second quarter of 2015 were $4.9 billion, a $283 million or 5.4% decrease from the second quarter of 2014.  This decrease was driven by a 4% unfavorable impact from changes in foreign exchange rates and a 2% negative impact associated with store closures in North America. Sales in North American Commercial increased 2.6% (increase of 3.5% in local currency), partly offset by a 2% decline in comparable sales for North America Stores & Online. Declines in core office supplies, business machines and technology accessories, computers and mobility and ink and toner were partly offset by growth in facilities supplies, furniture, and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.6% for the second quarter of 2015 compared to 25.1% for the second quarter of 2014, an increase of 54 basis points. The increase was primarily driven by improved product margin rates in North American Stores & Online and reduced rent expense, primarily related to store closures. The favorable impact of these items was partially offset by lower product margins in Europe. In the second quarter of 2014 we recorded $5 million of inventory write-downs related to the rationalization of our SKU assortment and the closure of North American retail stores, while there were no similar write-downs in the second quarter of 2015.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $49 million or 4.2% from the second quarter of 2014 to the second quarter of 2015. The decrease was driven by a favorable impact from foreign exchange rates. Lower labor costs due to headcount reductions and store closures and decreased hired services were offset by costs related to the acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 22.9% in the second quarter of 2015 compared with 22.6% in the second quarter of 2014.

Impairment of Long-Lived Assets: See Note D-Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the second quarters of 2015 and 2014.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the second quarters of 2015 and 2014.

Interest Expense: Interest expense increased to $35 million for the second quarter of 2015 from $13 million for the second quarter of 2014.  The increase was driven by $24 million of accrued commitment fees related to the 6-year $2.75 billion term loan we plan to execute upon completion of our planned acquisition of Office Depot (see Note G - Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements), partly offset by the impact of lower short-term borrowings outstanding during the second quarter of 2015 compared with the prior year quarter.

Other Income (Expense), Net: Other income (expense), net was an expense of $2 million in the second quarter of 2015 compared to income of $5 million in the second quarter of 2014. In the second quarter of 2015 we incurred losses related to foreign exchange transactions and investments associated with our supplemental executive retirement plan ("SERP"), whereas in the second quarter of 2014 we had foreign exchange gains and income related to our SERP investments.

Income Taxes:  Our effective tax rate was 35.4% in the second quarter of 2015 compared with (581.0)% in the second quarter of 2014. Our tax rate for the second quarter of 2015 reflects the impact of restructuring-related charges and costs related to our planned acquisition of Office Depot, as shown in the table in the Non-GAAP Measures section above. Excluding the impact of these items, our effective tax in the second quarter of 2015 was 33.5%.

Our tax rate for the second quarter of 2014 reflected the following:

•	A $63 million net reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $4 million credit for a discrete item unrelated to current operations; and

•	The impact of restructuring-related charges
Excluding the impact of these items, our effective tax rate was 33.5% in the second quarter of 2014.
Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The difference between the federal and statutory tax rate and our effective tax rate is driven primarily by the foreign rate differential in our entities in Canada, Hong Kong and the Netherlands.

First half of 2015 Compared to the First half of 2014

Sales:  Sales for the first half of 2015 were $10.2 billion, a $676 million or 6.2% decrease from the first half of 2014.  The sales decline was driven by a 4% unfavorable impact from changes in foreign exchange rates and a 2% negative impact associated with store closures in North America. Sales in North American Commercial increased 2.6% (increase of 3.4% in local currency) while comparable sales in North America Stores & Online declined 2.5%. Declines in computers and mobility, business machines and technology accessories, core office supplies, ink and toner were partly offset by growth in facilities supplies and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.6% for the first half of 2015 compared to 25.0% for the first half of 2014, an increase of 60 basis points. The increase was primarily driven by improved product margin rates in North American Stores & Online. In the first half of 2014 we recorded $16 million of inventory write-downs related to the rationalization of our SKU assortment and the closure of North American retail stores, while there were no similar write downs in the first half of 2015.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $101 million or 4.2% from the first half of 2014 to the first half of 2015. The decrease was driven by the favorable impact from changes in foreign exchange rates. Lower labor costs due to headcount reductions and store closures and declines in hired services and marketing expense were offset by costs related to the acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 22.6% in the first half of 2015 compared with 22.1% for the first half of 2014.

Impairment of Long-Lived Assets: See Note D-Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the first half of 2015 and 2014.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the first half of 2015 and 2014.

Gain on Sale of Businesses and Assets, net: In the first half of 2015, we recognized a $3 million gain on the sale of property and equipment, primarily driven by the sale of a distribution center in Europe. In the first half of 2014 we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23 million, and the sale of another small business unit which resulted in a $2 million loss.

Interest Expense: Interest expense increased to $51 million for the first half of 2015 from $25 million for the first half of 2014.  The increase was driven by $28 million of accrued commitment fees related to the 6-year $2.75 billion term loan we plan to execute upon completion of our planned acquisition of Office Depot.

Other Income (Expense), Net: Other income (expense), net was an expense of $1 million for the first half of 2015 compared to income of $5 million for the first half of 2014. The decline was primarily due to foreign exchange losses recognized in the first half of 2015 compared with foreign exchange gains in the first half of 2014.

Income Taxes:  Our effective tax rate was 32.2% in the first half of 2015 compared with (11.2)% in the first half of 2014. Our tax rate for the first half of 2015 reflects the impact of restructuring-related charges and costs related to our planned acquisition of Office Depot, as shown in the table in the Non-GAAP Measures section above. Excluding the impact of these items, our effective tax in the first half of 2015 was 33.5%.

Our tax rate for the first half of 2014 reflects the following:

•	A $63 million reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $4 million credit for a discrete item that is unrelated to current operations;

•	The impact of restructuring-related charges

•	$11 million of tax expense resulting from the repatriation of $127 million of cash from a foreign subsidiary; and

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of two businesses completed in the first quarter of 2014.

Excluding the impact of these items, our effective tax rate in the first half of 2014 was 33.5%.

Segment Performance

As noted in Note L - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements, we have three reportable segments: North American Stores & Online, North American Commercial and International Operations. See a reconciliation of total business unit income to income before income taxes in Note L - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Second Quarter of 2015 Compared to the Second Quarter of 2014

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2015 and 2014:

	(Amounts in millions) 13 Weeks Ended		August 1, 2015	August 2, 2014
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	August 1, 2015	August 2, 2014
Sales:
North American Stores & Online	$2,108	$2,282	(7.6)%	(5.8)%
North American Commercial	2,049	1,997	2.6%	2.6%
International Operations	780	941	(17.2)%	(0.5)%
Total Sales	$4,937	$5,220	(5.4)%	(1.8)%

	(Amounts in millions) 13 Weeks Ended		August 1, 2015	August 2, 2014
	August 1, 2015	August 2, 2014	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$28	$28	1.3%	1.2%
North American Commercial	138	131	6.7%	6.5%
International Operations	(22)	(22)	(2.8)%	(2.3)%
Business unit income	$144	$136	2.9%	2.6%

North American Stores & Online: Sales decreased by $174 million or 7.6% for the second quarter of 2015. This decrease was driven by a 4% unfavorable impact from store closures, a $64 million negative impact from changes in foreign exchange rates and a 3% decline in comparable store sales resulting from lower average order size and lower customer traffic. Comparable sales, which includes sales in comparable stores and in Staples.com excluding the impact of foreign exchange rates, declined 2%. Declines in mobility, business machines, technology accessories, and computers, were partially offset by increased sales of ink and toner, copy and print services and facilities supplies.

Business unit income as a percentage of sales increased to 1.3% for the second quarter of 2015 from 1.2% for the second quarter of 2014. The increase reflects increased product margin rates, as well as labor, rent and other operational expense savings, in part from store closures. These increases were partially offset by deleverage of fixed costs on lower sales.

North American Commercial:  Sales increased by $52 million or 2.6% for the second quarter of 2015. The increase was primarily due to increased facilities supplies, breakroom supplies, furniture and promotional products. This was partially offset by decreased sales of ink and toner and a decline in paper sales.

Business unit income as a percentage of sales increased to 6.7% for the second quarter of 2015 from 6.5% for the second quarter of 2014. The increase was driven by the favorable impact of higher sales on fixed expenses. The increase was also driven by improved product margin rates and lower marketing expense. This was partially offset by continued investments in sales force to drive growth in categories beyond office supplies.

International Operations:  Sales decreased by $161 million or 17.2% for the second quarter of 2015. The decrease was primarily driven by a $153 million unfavorable impact from foreign exchange rates. The remaining decrease was primarily due to a 4% decline in comparable store sales in Europe.

Business unit loss was 2.8% for the second quarter of 2015 compared to 2.3% for the second quarter of 2014.  The decrease was primarily driven by lower product margin rates in our European businesses, partially offset by improved profitability in Australia and China.

First half of 2015 Compared to the First half of 2014

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2015 and 2014:

	(Amounts in millions) 26 Weeks Ended		August 1, 2015	August 2, 2014
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	August 1, 2015	August 2, 2014
Sales:
North American Stores & Online	$4,479	$4,916	(8.9)%	(5.3)%
North American Commercial	4,157	4,053	2.6%	1.6%
International Operations	1,562	1,905	(18.0)%	(2.3)%
Total segment sales	$10,198	$10,874	(6.2)%	(2.3)%

	(Amounts in millions) 26 Weeks Ended		August 1, 2015	August 2, 2014
	August 1, 2015	August 2, 2014	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$103	$120	2.3%	2.5%
North American Commercial	272	266	6.5%	6.6%
International Operations	(42)	(47)	(2.7)%	(2.5)%
Business unit income	$333	$340	3.3%	3.1%

North American Stores & Online: Sales decreased by $437 million or 8.9% for the first half of 2015. This decrease was driven by a 4% unfavorable impact from store closures, a 4% decline in comparable store sales resulting from lower customer traffic and lower average order size, and a $124 million negative impact from changes in foreign exchange rates. Comparable store and online sales declined 2.5%. Declines in mobility, computers, business machines and technology accessories were partially offset by increased sales of copy and print, facilities supplies, breakroom supplies and ink and toner.

Business unit income as a percentage of sales declined to 2.3% for the first half of 2015 from 2.5% for the first half of 2014. The decrease was driven by deleverage of fixed costs on lower sales, partially offset by increased product margin rates and reduced retail labor costs, in part as a result of store closures.

North American Commercial:  Sales increased by $104 million or 2.6% for the first half of 2015. The increase was primarily due to increased sales of facilities supplies, breakroom supplies, furniture, and promotional products. This was partially offset by decreased sales of ink and toner and a decline in paper sales.

Business unit income as a percentage of sales was 6.5% in the first half of 2015 compared to 6.6% in the first half of 2014. The decline was primarily driven by continued investments in sales force, partially offset by the favorable impact of increased sales on fixed expenses. The decline was also offset by improved product margin rates and lower marketing expense.

International Operations:  Sales decreased by $343 million or 18.0% for the first half of 2015. The decrease was primarily driven by $314 million negative impact from foreign exchange rates. The remaining decrease was due to a 6% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic, and a decline in our European catalog and online businesses.

Business unit loss as a percentage of sales was 2.7% for the first half of 2015 compared to 2.5% for the first half of 2014.  This increased loss was primarily driven by additional costs associated with our transition to a more centralized pan-European business model. These costs were partially offset by improved product margin rates in Europe and Australia.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $300 million for first half of 2015 compared to $304 million for first half of 2014, a decrease of $4 million.  The decrease was driven by lower net income adjusted for non-cash expenses, mostly offset by favorable changes in working capital and other operating assets and liabilities.

Cash used in investing activities was $151 million for the first half of 2015 compared to $124 million for the first half of 2014, an increase of $27 million.  Capital spending increased by $28 million year-over-year, primarily due to timing of expenditures. In the first half of 2015, we spent a net $22 million to acquire three small businesses. In first half of 2014, we spent a net $68 million of cash to acquire PNI Digital Media Inc. ("PNI"), and received proceeds of $50 million related to the sale of our Smilemakers, Inc. business and another small business unit.

Cash used in financing activities was $158 million for the first half of 2015 compared to $261 million for the first half of 2014, a decrease of $103 million.  As a result of cash planning related to our planned acquisition of Office Depot, we did not repurchase any shares under our share repurchase plan in the first half of 2015, whereas in the first half of 2014 we spent $111 million to repurchase 9.2 million shares. We paid quarterly cash dividends of $0.12 per share in both the first half of 2015 and 2014, for an aggregate payment of $153 million in the first half of 2015 compared with $154 million in the first half of 2014.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of August 1, 2015, we had $1.7 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $611 million of cash and cash equivalents.

Our $1.1 billion of available credit includes $1.0 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We also have a commercial paper program that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time, and for which our $1.0 billion revolving credit facility serves as a back-up. We did not borrow under our credit facility or commercial paper program during the first half of 2015. See our Annual Report for more information on our credit facility and commercial paper program.

In connection with our proposed acquisition of Office Depot, we have obtained commitments for and completed the syndication of a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan. We will close on the asset-based revolving credit facility and term loan upon completion of the acquisition. The asset-based revolving credit facility will replace our existing $1.0 billion revolving credit facility. Our existing credit facility will remain in place in the event that the transaction is not completed. See Note G - Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements for more information related to the asset-based revolving credit facility and term loan.

We also have various other lines of credit under which we may currently borrow a maximum of $142 million. At August 1, 2015, we had outstanding borrowings and letters of credit of $76 million, leaving $66 million of available credit at that date.

Of the $611 million in cash and cash equivalents, approximately $229 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

During the first half of 2015, we entered into $3 million of new capital lease obligations and assumed equipment financing obligations of $4 million in conjunction with our acquisition of a small business in Europe.

A summary, as of August 1, 2015, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	August 1, 2015
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$497
January 2023 Notes	—	496
Revolving Credit Facility	1,000	—
Other lines of credit	66	76
Capital lease obligations and other notes payable	—	39
Total	$1,066	$1,108

At August 1, 2015, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report, except with respect to the financing commitments for the planned 6-year $2.75 billion term loan as noted in Note G - Debt and Credit Agreements in the Notes to the Condensed Consolidated Financial Statements. We do not have any off-balance sheet financing arrangements as of August 1, 2015, nor did we utilize any during the first half of 2015.

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

Uses of Capital

As a result of our planned acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. While we did not repurchase any shares in the first half of 2015 and do not plan to resume share repurchases in 2015, over the long-term we expect to continue buying back stock.  The remaining repurchase authorization under our current repurchase plan, which has no expiration date, is $373 million.

We may use capital to engage in strategic acquisitions such as the proposed acquisition of Office Depot. We consider many types of acquisitions for their strategic and other benefits.

We are committed to maintaining our current quarterly dividend of $0.12 per share.  We paid a dividend of $0.12 per share during the second quarter of 2015 , and we expect the total value of quarterly cash dividend payments for fiscal 2015 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for 2015 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At August 1, 2015, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of August 1, 2015, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of August 1, 2015, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 1, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.  Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We are investigating a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary , which we acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as our affiliates. We, with the assistance of outside experts, are continuing to investigate the nature and scope of the incident. While the investigation is ongoing, the results to date suggest that an unauthorized party entered PNI’s systems and was able to deploy malware on PNI’s servers supporting customers' clients to capture user input. At this time, we are still investigating the scope of the incident, including the user input captured, the date range and which customers' servers may have been impacted. Expenses incurred to date, including investigation costs and legal fees, have not been material. Additional losses and expenses relating to the incident are probable; however, at this stage, we do not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services; investigations and claims by various regulatory authorities in Canada and the United States; the costs of completing our investigation of the incident; and remediation costs. We will continue to evaluate information as it becomes known and will record an estimate for losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. We maintain network-security insurance coverage, which we expect would help mitigate the financial impact of the incident. The incident may also result in a loss of business for PNI going forward and may result in reputational and other harm to us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As a result of our proposed acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Therefore, we did not repurchase any of our common stock under our share repurchase program during the second quarter of fiscal 2015. A total of 407,447 shares of our common stock with an aggregate market value of $20 million were withheld during the second quarter of fiscal 2015 to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On August 18, 2015, Staples appointed Mark Conte, 49, to serve as its Principal Accounting Officer, effective August 20, 2015.

Mr. Conte has served as Staples’ Senior Vice President and Corporate Controller since June 15, 2015.   Prior to joining Staples, Mr. Conte served as Chief Financial Officer of Hanson Building Products Limited, a multinational manufacturer of concrete pipe and clay building products, from July 2014 until June 2015, and also served as its Principal Accounting Officer. From January 2008 to June 2014, Mr. Conte served as Corporate Controller and Chief Accounting Officer of Lehigh Hanson North America - HeidelbergCement Group, which had acquired Hanson.  Mr. Conte joined Hanson North America, a division of Hanson PLC, in July 2000 as the Corporate Controller, and in 2007 he assumed responsibility of the Operations Controller for the Materials business.  Prior to joining Hanson, he spent over eleven years in public accounting, including working as a Senior Manager, Assurance and Advisory Business Practice, for Ernst & Young LLP.

There are no family relationships between Mr. Conte and any director or executive officer of Staples, and Mr. Conte has not been a participant or had an interest in any transaction with Staples that is reportable under Item 404(a) of Regulation S-K.

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

STAPLES, INC.

Date:	August 19, 2015	By:	/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Employee Stock Purchase Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 1, 2015.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.