Form 10-Q
period 2015-10-31
STAPLES INC
filed 2015-11-18
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 31, 2015

or

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

The registrant had 643,622,868 shares of common stock outstanding as of November 16, 2015.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
October 31, 2015

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$782	$627
Receivables, net	1,967	1,928
Merchandise inventories, net	2,156	2,144
Deferred income tax assets	199	224
Prepaid expenses and other current assets	335	252
Total current assets	5,439	5,175

Property and equipment:
Land and buildings	916	948
Leasehold improvements	1,182	1,231
Equipment	2,843	2,825
Furniture and fixtures	977	1,016
Total property and equipment	5,918	6,020
Less: Accumulated depreciation	4,348	4,314
Net property and equipment	1,570	1,706

Intangible assets, net of accumulated amortization	292	335
Goodwill	2,663	2,680
Other assets	354	412
Total assets	$10,318	$10,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,022	$1,867
Accrued expenses and other current liabilities	1,284	1,332
Debt maturing within one year	19	92
Total current liabilities	3,325	3,291

Long-term debt, net of current maturities	1,016	1,018
Other long-term obligations	630	686

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 944,842,977 and 643,601,788 shares at October 31, 2015 and 941,561,541 shares and 640,320,352 shares at January 31, 2015, respectively	1	1
Additional paid-in capital	4,978	4,935
Accumulated other comprehensive loss	(1,113)	(1,041)
Retained earnings	6,892	6,829
Less: Treasury stock at cost, 301,241,189 shares at October 31, 2015 and January 31, 2015	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	5,339	5,305
Noncontrolling interests	8	8
Total stockholders’ equity	5,347	5,313
Total liabilities and stockholders’ equity	$10,318	$10,308

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$5,593	$5,962	$15,791	$16,836
Cost of goods sold and occupancy costs	4,071	4,366	11,659	12,521
Gross profit	1,522	1,596	4,132	4,315
Operating expenses:
Selling, general and administrative	1,163	1,224	3,466	3,627
Impairment of long-lived assets	2	9	25	36
Restructuring charges	22	25	85	126
Amortization of intangibles	17	16	51	46
Total operating expenses	1,204	1,274	3,627	3,836

Gain on sale of businesses and assets, net	—	6	3	27

Operating income	318	328	508	506

Other income (expense):
Interest income	1	1	2	2
Interest expense	(40)	(13)	(90)	(37)
Other income (expense), net	(8)	(3)	(9)	3
Income before income taxes	271	314	411	474
Income tax expense	73	97	118	79
Net income	$198	$217	$293	$395

Earnings Per Share:
Basic Earnings Per Common Share	$0.31	$0.34	$0.46	$0.62
Diluted Earnings Per Common Share	$0.31	$0.34	$0.45	$0.61

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Comprehensive income	$188	$80	$221	$258

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	39 Weeks Ended
	October 31, 2015	November 1, 2014
Operating Activities:
Net income	$293	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	292	300
Amortization of intangibles	51	46
Gain on sale of businesses and assets, net	(3)	(27)
Impairment of long-lived assets	25	36
Inventory write-downs related to restructuring activities	1	26
Stock-based compensation	49	51
Excess tax benefits from stock-based compensation arrangements	(5)	—
Deferred income tax expense (benefit)	43	(21)
Other	9	16
Changes in assets and liabilities:
Increase in receivables	(66)	(151)
Increase in merchandise inventories	(36)	(72)
(Increase) decrease in prepaid expenses and other assets	(43)	48
Increase in accounts payable	175	221
(Decrease) increase in accrued expenses and other liabilities	(23)	71
Decrease in other long-term obligations	(59)	(31)
Net cash provided by operating activities	703	908

Investing Activities:
Acquisition of property and equipment	(215)	(201)
Proceeds from the sale of property and equipment	9	3
Sale of businesses, net	2	59
Acquisition of businesses, net of cash acquired	(23)	(68)
Net cash used in investing activities	(227)	(207)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	24	20
Proceeds from borrowings	4	19
Payments on borrowings, including payment of deferred financing fees	(89)	(45)
Cash dividends paid	(231)	(230)
Excess tax benefits from stock-based compensation arrangements	5	—
Repurchase of common stock	(23)	(183)
Net cash used in financing activities	(310)	(419)
Effect of exchange rate changes on cash and cash equivalents	(11)	(13)
Net increase in cash and cash equivalents	155	269
Cash and cash equivalents at beginning of period	627	493
Cash and cash equivalents at end of period	782	762
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	—	8
Cash and cash equivalents at the end of the period	$782	$770
 See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 39 weeks ended October 31, 2015 (also referred to as the “third quarter of 2015" and "year-to-date 2015") and the period covering the 13 and 39 weeks ended November 1, 2014 (also referred to as the “third quarter of 2014” and "year-to-date 2014").

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

Note B — Recent Accounting Pronouncements

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

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

In September 2015, a pronouncement was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The portion of the adjustment which relates to a prior period should either be presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company adopted this standard in the third quarter of 2015. The Company did not have any material measurement period adjustments in the third quarter of 2015.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note C — Restructuring Charges
2014 Restructuring Plan

In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). The Company closed 169 stores in 2014 and 61 stores during year-to-date 2015. The Company currently expects to close at least 10 additional stores in the fourth quarter of 2015.
In addition, in 2014 the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.   The Company plans to reinvest some of the savings in its strategic initiatives. During year-to-date 2015, the Company incurred liabilities for severance and contractual obligations related to the restructuring of its North American delivery operations, its European sales and customer care operations and retail store management team, and its information technology group and other functional areas.
The actions to be taken related to the $500 million cost savings plan, together with the actions to be taken related to the Store Closure Plan, are herein referred to as the "2014 Plan". The Company expects to substantially complete the actions required under the 2014 Plan by the end of 2015.
In the third quarter and year-to-date 2015, the Company recorded pre-tax charges of $25 million and $96 million, respectively, related to the 2014 Plan. The table below provides a summary of the charges recorded in the third quarter and year-to-date 2015 for each major type of cost associated with the 2014 Plan, as well as the Company's current estimates of the amount of charges expected to be incurred during the fourth quarter of 2015 in connection with the 2014 Plan. The table also summarizes the costs incurred and expected to be incurred by reportable segment (in millions).

	2014 Plan
	Actual costs incurred		Estimated costs to be incurred
	Third quarter of 2015	Year-to-date 2015	Fourth quarter of 2015
Employee related costs	$10	$30	Up to $10
Contractual obligations	9	49	$5 to $15
Other associated costs	3	8	Up to $10
Total restructuring charges	22	87	$5 to $35
Impairment of long-lived assets and accelerated depreciation	2	8	Up to $10
Inventory write-downs	1	1	Up to $5
Total pre-tax charges	$25	$96	$5 to $50

North American Stores & Online	$14	$58	$5 to $20
North American Commercial	3	16	Up to $15
International Operations	8	22	Up to $15
Total charges	$25	$96	$5 to $50

The Company's estimates of future charges could change as the Company's plans evolve and become finalized.

The Company recorded fixed asset impairment charges of $2 million and $3 million in the third quarter and year-to-date 2015 related to the Store Closure Plan - see Note D - Impairment of Long-Lived Assets for additional information.

The Company recorded accelerated depreciation of $5 million in year-to-date 2015, primarily related to the closure of facilities supporting the Company's North American delivery operations.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows the restructuring charges recorded during year-to-date 2015 and the related liability balances as of October 31, 2015 for each major type of cost associated with the 2014 Plan (in millions):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 31, 2015	$31	$83	$2	$116
Charges	30	49	8	87
Cash payments	(27)	(48)	(10)	(85)
Accrued restructuring balance as of October 31, 2015	$34	$84	—	118

In addition to the contractual obligations shown in the table above, the Company also has a related liability of $8 million recorded on the condensed consolidated balance sheet as of October 31, 2015, which primarily represents amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Plan, $55 million of contractual obligations costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of October 31, 2015. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the third quarter of fiscal 2016. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

The restructuring charges related to the 2014 Plan are presented within Restructuring charges in the Company's condensed consolidated statement of comprehensive income. The table below shows how the restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions):

	13 Weeks Ended	39 Weeks Ended
	October 31, 2015
Cost of goods sold and occupancy costs	$12	$51
Selling, general and administrative	10	36
Total	$22	$87

During year-to-date 2014, the Company recorded a total of $126 million of restructuring charges related to the 2014 Plan, including $93 million for lease obligations and $21 million of severance costs primarily related to the closure of North American retail stores, and $12 million of consulting fees and other associated costs. These charges primarily related to the Company's North American Stores & Online segment.
In the third quarter and year-to-date 2014, the Company recorded fixed asset impairment charge of $9 million and $36 million related to the 2014 Plan - see Note D - Impairment of Long-Lived Assets for additional information. The Company also recorded $2 million and $4 million of accelerated depreciation in the third quarter and year-to-date 2014 related to the closure of facilities supporting the Company's North American delivery operations. In addition, the Company recorded inventory write-downs of $11 million and $26 million in the third quarter and year-to-date 2014, respectively, related to the rationalization of SKU's pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations as well as the retail store closures. The inventory write-downs were included in Cost of goods sold and occupancy costs in the condensed consolidated statement of comprehensive income.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balance for employee-related costs incurred under the 2013 Plan (in millions):

2013 Plan
Employee Related Costs
Accrued restructuring balance as of January 31, 2015	$36
Cash payments	(13)
Adjustments	(2)
Foreign currency translations	(1)
Accrued restructuring balance as of October 31, 2015	$20

For the restructuring liabilities associated with the 2013 Plan, $7 million of employee related costs are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of October 31, 2015. The Company expects that the payments related to the employee related liabilities will be substantially completed by the end of fiscal year 2016.

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

In connection with the Company's Store Closure Plan (see Note C - Restructuring Charges), during the third quarter and year-to-date 2015 the Company recorded long-lived asset impairment charges of $2 million and $3 million, respectively. The charges primarily pertain to leasehold improvements, fixtures, equipment and other fixed assets at the closing store locations. These charges relate to the North American Stores & Online segment.

During the first nine months of 2014, the Company approved the closure of 190 retail stores pursuant to the Store Closure Plan. As a result, in the third quarter and year-to-date 2014, the Company recorded long-lived asset impairment charges of $9 million and $36 million, respectively. These charges related to the North American Stores & Online segment.

The charges related to retail store closures were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the discounted cash flow method, which incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"). The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any. The Company determined that the fair value of the impaired assets was not material.

Note E — Sale of businesses and assets

During the year-to-date 2015, the Company sold certain property and equipment and a small business unit in Australia, recognizing a net gain of $3 million. The net gain was primarily driven by the sale of a distribution facility in Europe.

During the first quarter of 2014, the Company completed the sale of its Smilemakers, Inc. business unit, recognizing a gain of $23 million. Smilemakers, Inc. was a component of the Company's North American Commercial segment. The Company also completed the sale of a small business in Europe in the first quarter of 2014 and the sale of a small U.S. business that was a component of the Company's North American Commercial segment in the third quarter of 2014, recognizing a $2 million loss and a $6 million gain on the sales, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note F— Income Taxes

As of October 31, 2015, the Company's liability for unrecognized tax benefits decreased by a net $27 million compared with January 31, 2015. The following table summarizes the activity related to the Company's unrecognized tax benefits during the first nine months of 2015 (in millions):

Unrecognized tax benefits
Balance at January 31, 2015	$216
Additions for tax positions related to current year	11
Reduction for statute of limitations expiration	(21)
Settlements	(17)
Balance at October 31, 2015	$189

It is reasonably possible the liability could decline by an additional $25 - $35 million in the fourth quarter of 2015 due to the expiration of statutes of limitations.

Of the $189 million of gross unrecognized tax benefits recognized as of October 31, 2015, $179 million would, if recognized, affect the Company's tax rate.

The Company recognized interest and penalties related to income tax matters of  $7 million in year-to-date 2015, which was classified in income tax expense. The Company had $42 million and $49 million accrued for gross interest and penalties as of October 31, 2015 and January 31, 2015, respectively.

Note G — Fair Value Measurements

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

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of October 31, 2015 and January 31, 2015 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	October 31, 2015		January 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$498	$499	$497	$507
January 2023 Notes	496	486	496	511

The Company has investments in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of October 31, 2015 and January 31, 2015, the fair value of these investments, which are classified in Cash and cash equivalents in the condensed consolidated balance sheet, were $3 million and $14 million, respectively.

There were no other material assets or liabilities measured at fair value.

Note H — Proposed Acquisition of Office Depot

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. In the third quarter and year-to-date 2015, the Company

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

incurred expenses of $12 million and $33 million in connection with the planned transaction, primarily related to professional services associated with obtaining regulatory clearances. These amounts are included in Selling, general and administrative expense in the condensed consolidated statements of comprehensive income.

Financing commitments

In connection with the proposed acquisition, the Company obtained financing commitments from Bank of America Merrill Lynch and Barclays Bank for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan.  The initial commitment period expired on November 4, 2015 and was extended to February 4, 2016, consistent with the provisions in the related agreements. The Company has completed the syndications of the term loan and credit facility. The Company will close on the term loan and credit facility upon completion of the acquisition.  The asset-based revolving credit facility will replace the Company's existing $1 billion revolving credit facility.   The existing credit facility will remain in place in the event that the transaction is not completed.
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

With respect to the term loan, the Company will continue to incur certain commitment fees during 2015 in advance of closing on the loan. The Company's results for the third quarter of 2015 and year-to-date 2015 include $28 million and $56 million, respectively, of accrued commitment fees related to the term loan, which have been classified as interest expense. The Company expects to incur commitment fees in the range of $25 - $35 million in the fourth quarter of 2015. The accrued commitment fees will be payable upon closing or termination of the proposed acquisition.

Note I — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized $15 million and $49 million in compensation expense for the third quarter and year-to-date 2015, respectively, and $14 million and $51 million in compensation expense for the third quarter and year-to-date 2014, respectively. As of October 31, 2015, Staples had $87 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through September 2018.

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.

Restricted shares
The following table summarizes the activity during year-to-date 2015 related to Restricted Shares (shares in millions):

	Restricted Shares (1)
	Number of Shares (Millions)	Weighted Average Grant Date Fair Value per Share
Outstanding at January 31, 2015	9	$13.14
Granted	4	14.72
Vested	(5)	13.19
Outstanding at October 31, 2015	8	$13.82

(1)	Excludes shares issuable under outstanding performance awards

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Performance shares

In April 2013, March 2014 and March 2015, the Company entered into long-term performance share agreements with certain executives. Vesting is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. Payout under these arrangements may range from 25% to 200% of target for each metric, depending on actual performance. Vesting is based on performance in each fiscal year, with metrics established at the beginning of each year. Any award earned based on performance may be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
The agreements entered into in March 2015 pertain to fiscal years 2015, 2016 and 2017. The aggregate target number of shares for each year is 0.5 million. The 2015 tranche had an aggregate grant-date fair value of $7 million.
The agreements entered into in March 2014 pertain to fiscal years 2014, 2015 and 2016. The aggregate target number of shares for each year is 0.6 million. The 2015 tranche had an aggregate grant-date fair value of $9 million.
The agreements entered into in April 2013 pertained to fiscal years 2013, 2014 and 2015, with an aggregate targeted number of shares for each year of 0.5 million. The 2015 tranche had an aggregate grant-date fair value of $8 million.
Stock options

No stock options were granted during year-to-date 2015. During year-to-date 2015 the Company issued 0.4 million shares upon the exercise of stock options.

Employee Stock Purchase Plan

Staples offers its associates the opportunity for share ownership pursuant to the Amended and Restated Employee Stock Purchase Plan. During year-to-date 2015 and 2014, the Company issued 1.3 million shares and 2.1 million shares, respectively, pursuant to this plan.

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

The total net cost recognized for the third quarter and year-to-date 2015 and 2014 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following tables present a summary of the total net periodic cost recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2015 and 2014 related to the plans (in millions):

	13 Weeks Ended October 31, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$5	$1
Interest cost	6	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	3	—
Total (benefit) cost	$(1)	$2

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	13 Weeks Ended November 1, 2014
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$1
Interest cost	10	—
Expected return on plan assets	(16)	—
Amortization of unrecognized losses and prior service costs	3	1
Total cost	$—	$2

	39 Weeks Ended October 31, 2015
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$14	$1
Interest cost	19	3
Expected return on plan assets	(44)	—
Amortization of unrecognized losses and prior service costs	10	—
Total (benefit) cost	$(1)	$4

	39 Weeks Ended November 1, 2014
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$10	$1
Interest cost	31	1
Expected return on plan assets	(50)	—
Amortization of unrecognized losses and prior service costs	11	2
Total cost	$1	$4

Note K — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for year-to-date 2015 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 31, 2015	$(660)	$(381)	$(1,041)
Foreign currency translation adjustment	(82)	—	(82)
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0)	—	10	10
Balance at October 31, 2015	$(742)	$(371)	$(1,113)

Noncontrolling Interests

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during year-to-date 2015 and 2014 related solely to foreign currency translation adjustments.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2015 and 2014 is as follows (in millions, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$198	$217	$293	$395

Denominator:
Weighted-average common shares outstanding	643	640	641	642
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	3	4	5	5
Weighted-average common shares outstanding assuming dilution	646	644	646	647

Basic Earnings Per Common Share	$0.31	$0.34	$0.46	$0.62

Diluted Earnings Per Common Share	$0.31	$0.34	$0.45	$0.61

For the third quarter and year-to-date 2015, approximately 18 million and 20 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the third quarter and year-to-date 2014, approximately 29 million and 31 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, accelerated depreciation and amortization and inventory write-downs associated with exit or disposal activities, merger-related costs, stock-based compensation, interest and other expense, costs related to the PNI Digital Media Ltd. ("PNI") data security incident and non-recurring items ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the third quarter and year-to-date 2015 and 2014 (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	Sales
North American Stores & Online	$2,613	$2,834	$7,092	$7,750
North American Commercial	2,173	2,158	6,330	6,211
International Operations	807	970	2,369	2,875
Total segment sales	$5,593	$5,962	$15,791	$16,836

	Business Unit Income (Loss)
North American Stores & Online	$201	$218	$304	$338
North American Commercial	172	159	444	425
International Operations	—	6	(42)	(41)
Business unit income	373	383	706	723
Stock-based compensation	(15)	(14)	(49)	(51)
Impairment of long-lived assets	(2)	(9)	(25)	(36)
Restructuring charges	(22)	(25)	(85)	(126)
Inventory write-downs related to restructuring activities	(1)	(11)	(1)	(26)
Accelerated depreciation related to restructuring activities	—	(2)	(5)	(4)
Gain on sale of businesses and assets, net	—	6	3	27
Interest and other expense, net	(47)	(15)	(97)	(32)
Merger-related costs	(12)	—	(33)	—
PNI data security incident costs	(3)	—	(3)	—
Income before income taxes	$271	$314	$411	$474

Note N — Commitments and Contingencies

The Company is investigating a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The Company, with the assistance of outside experts, is continuing to investigate the nature and scope of the incident. While the investigation is ongoing, the results to date suggest that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting customers' clients to capture user input. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. To date the Company has incurred incremental expenses of $3 million related to the incident. Additional losses and expenses relating to the incident are probable; however, at this stage, we do not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits filed or that may be filed in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; the costs of completing our investigation of the incident; and remediation costs. We will continue to evaluate information as it becomes known and will record an estimate for additional losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

In December 2014, the Company announced that the investigation into its previously announced data security incident had determined that malware deployed by criminals to some point of sale systems at 115 of the Company’s more than 1,400 U.S. retail stores may have allowed access to transaction data at those affected stores. As a result, cardholder names, payment card

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

numbers, expiration dates, and card verification codes for approximately 1.16 million payment cards may have been affected.   Upon detection, the Company immediately took action to eradicate the malware and commenced an investigation into the incident, working closely with payment card companies and law enforcement and with the assistance of outside data security experts.  The Company also has taken steps to further enhance the security of its point of sale systems, including the use of new encryption tools. The Company continues to evaluate cybersecurity policies and practices to mitigate the risk of future incidents.   Expenses incurred to date related to this incident have not been material. It is reasonably possible that the Company may incur additional expenses or losses in connection with the incident; however, at this time the Company is unable to reasonably estimate any such additional expenses or losses.  In addition, the Company maintains network security insurance coverage, which it expects would help mitigate any material financial impact.

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

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves.  The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of October 31, 2015 would have a material adverse effect on its business, results of operations or financial condition.

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

Results of Operations

Major contributors to our third quarter of 2015 results, as compared to the results for the third quarter of 2014, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.6 billion in sales, a decrease of 6.2%;

•	North American Stores & Online sales decreased 7.8% and business unit income rate was flat at 7.7%;

•	North American Commercial sales increased 0.7% and business unit income rate increased to 7.9% from 7.4%;

•	International Operations sales decreased 16.8% and business unit income was break-even compared to income of $6 million for the third quarter of 2014;

•
Net income for the third quarter of 2015 was $198 million compared with $217 million for the third quarter of 2014; earnings per diluted share was $0.31 in the third quarter of 2015 compared to $0.34 in the third quarter of 2014.

•
Non-GAAP net income was $226 million for the third quarter of 2015 compared with $236 million for the third quarter of 2014; Non-GAAP earnings per diluted share was $0.35 in the third quarter of 2015 compared with $0.37 in the third quarter of 2014.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the fourth quarter of 2015, we expect sales to decrease versus the fourth quarter of 2014. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.26 to $0.30 for the fourth quarter of 2015. Our guidance reflects an ongoing unfavorable impact of the stronger U.S. dollar on sales and earnings. Our guidance excludes any potential impact on earnings per share related to restructuring and other related activities (see below) as well as costs related to our planned acquisition of Office Depot. For the full year 2015, the company continues to expect to generate more than $600 million of free cash flow.

2014 Restructuring Plan

In 2014, we announced our plan to close at least 225 retail stores in North America by the end of fiscal year 2015. In addition, as part of our continuing efforts to transform our business, we announced a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. In the third quarter of 2015 we incurred $25 million of charges related to this plan, and we expect to incur additional charges in the range of $5 to $50 million in the fourth quarter of 2015. See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for additional information related to this plan.

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

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in millions, except per share data):

	13 Weeks Ended
	October 31, 2015
	GAAP	Inventory write-downs related to restructuring activities	Restructuring charges	Impairment of long-lived assets	Merger-related costs	PNI data security incident costs	Non-GAAP
Operating income	$318	$1	$22	$2	$12	$3	$358
Interest and other expense, net	47				28		19
Income before income taxes	271						339

Income tax expense	73						73
Adjustments	—						40
Adjusted income tax expense	73						113

Net income	$198						$226

Effective tax rate	27.0%						33.5%

Diluted earnings per common share	$0.31						$0.35

	39 Weeks Ended
	October 31, 2015
	GAAP	Inventory write-downs related to restructuring activities	Restructuring charges	Impairment of long-lived assets & accelerated depreciation	Gain on sale of businesses and assets, net	Merger-related costs	PNI data security incident costs	Non-GAAP
Operating income	$508	$1	$85	$30	$(3)	$33	$3	$657
Interest and other expense, net	97					56		41
Income before income taxes	411							616

Income tax expense	118							118
Adjustments	—							88
Adjusted income tax expense	118							206

Net income	$293							$410

Effective tax rate	28.8%							33.5%

Diluted earnings per common share	$0.45							$0.63

	13 Weeks Ended
	November 1, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of business	Non-GAAP
Sales	$5,962					$5,962
Gross profit	1,596	$11	—	—	—	1,607
Gross profit rate	26.8%					27.0%

Operating income	328	11	$25	$11	$(6)	369
Interest and other expense, net	15					15
Income before income taxes	314					354

Income tax expense	97					97
Reduction of liability for unrecognized tax benefits	—					6
Tax benefit on charges related to restructuring activities	—					16
Adjusted income tax expense	97					119

Net income	$217					$236

Effective tax rate	30.9%					33.5%

Diluted earnings per common share	$0.34					$0.37

	39 Weeks Ended
	November 1, 2014
	GAAP	Inventory write-downs	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Gain on sale of businesses, net	Non-GAAP
Sales	$16,836					$16,836
Gross profit	4,315	$26	—	—	—	4,341
Gross profit rate	25.6%					25.8%

Operating income	506	26	$126	$40	$(27)	672
Interest and other expense, net	32					32
Income before income taxes	474					640

Income tax expense	79					79
Reduction of liability for unrecognized tax benefits & other discrete tax items	—					63
Tax benefit on charges related to restructuring activities	—					72
Adjusted income tax expense	79					214

Net income	395					425

Effective tax rate	16.7%					33.5%

Diluted earnings per common share	$0.61					$0.66

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

Consolidated Performance

Third Quarter of 2015 Compared to the Third Quarter of 2014

Sales:  Sales for the third quarter of 2015 were $5.6 billion, a $369 million or 6.2% decrease from the third quarter of 2014.  This decrease was driven by a 4.4% unfavorable impact from changes in foreign exchange rates, a 1.4% negative impact associated with store closures and a 2% decline in comparable sales in North American Stores & Online. Declines in business machines and technology accessories, ink and toner, and mobility were partially offset by growth in facilities supplies, furniture, and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 27.2% for the third quarter of 2015 compared to 26.8% for the third quarter of 2014. The increase was primarily driven by improved product margin rate in North American Stores & Online and North American Commercial. This increase also reflects the impact of an $11 million inventory write down in the third quarter of 2014 related to our initiatives to improve efficiencies in our delivery fulfillment operations and the closure of North American retail stores, which compares to a $1 million write-down in the third quarter of 2015. These factors were partially offset by increased delivery expense in North American Stores & Online and lower product margins in Europe.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $61 million or 5.0% from the third quarter of 2014 to the third quarter of 2015. The decrease was primarily driven by a favorable impact from foreign exchange rates as well as a reduction in compensation, largely due to headcount reductions. In the third quarter of 2015 we recorded $12 million of costs for legal and professional services associated with the planned acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 20.8% in the third quarter of 2015 compared with 20.5% in the third quarter of 2014.

Impairment of Long-Lived Assets: See Note D - Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the third quarters of 2015 and 2014.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the third quarters of 2015 and 2014.
Gain on Sale of Business, net: In the third quarter of 2014, we completed the sale of a small U.S. business unit resulting in a gain of $6 million. There were no similar items in the third quarter of 2015.

Interest Expense: Interest expense increased to $40 million for the third quarter of 2015 from $13 million for the third quarter of 2014.  The increase was driven by $28 million of accrued commitment fees related to the 6-year $2.75 billion term loan we plan to execute upon completion of our planned acquisition of Office Depot (see Note H in the Notes to the Condensed Consolidated Financial Statements).

Other Income (Expense), Net: Other income (expense), net was an expense of $8 million in the third quarter of 2015 compared to an expense of $3 million for the third quarter of 2014. The increased expense was primarily due to investment losses associated with our supplemental executive retirement plan.

Income Taxes:  Our effective tax rate was 27.0% in the third quarter of 2015 compared with 30.9% in the third quarter of 2014. Our tax rate for the third quarter of 2015 primarily reflects the impact of:

•	A $21 million reduction in our liability for unrecognized tax benefits due to the expiration of statutes of limitations; and

•
Restructuring-related charges and costs related to our planned acquisition of Office Depot, as shown in the table in the Non-GAAP Measures section above. The majority of these charges and costs were incurred in the U.S., a jurisdiction in which the tax rate is higher than our overall effective tax rate.

Excluding the impact of these items, our effective tax in the third quarter of 2015 was 33.5%.

Our tax rate for the third quarter of 2014 reflected the following:

•	A $6 million reduction in our liability for unrecognized tax benefits due to the resolution of matters pertaining to prior fiscal years;

•
The impact of material restructuring-related charges recognized in our U.S. and Canadian entities in the third quarter of 2014. The tax rates in these jurisdictions are higher than our overall blended effective rate applicable to normal operations; and

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of a business during the third quarter of 2014.
Excluding the impact of these items, our effective tax rate was 33.5% in the third quarter of 2014.
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

Year-to-date 2015 Compared to the Year-to-date 2014

Sales:  Sales for year-to-date 2015 were $15.8 billion, a $1.0 billion or 6.2% decrease from year-to-date 2014.  The sales decline was primarily driven by a 4.3% unfavorable impact from changes in foreign exchange rates and a 1.7% negative impact associated with store closures. Comparable sales in North America Stores & Online declined 2% while sales in North American Commercial increased 1.9% (increase of 2.8% in local currency). Declines in business machines and technology accessories, ink and toner, mobility and computers were partly offset by growth in facilities supplies, copy and print and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 26.2% for year-to-date 2015 compared to 25.6% for year-to-date 2014. The increase was primarily driven by improved product margin rates in North American Stores & Online. The increase also reflects the impact of $26 million of inventory write-downs in year-to-date 2014 related to the rationalization of our SKU assortment and the closure of North American retail stores, which compares with a $1 million write down in year-to-date 2015.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $161 million or 4.5% from year-to-date 2014 to year-to-date 2015. The decrease was driven by the favorable impact from changes in foreign exchange rates as well as a reduction in compensation, largely due to headcount reductions. In year-to-date 2015 we recorded $33 million in legal and professional services costs associated with the Office Depot acquisition. As a percentage of sales, selling, general and administrative expenses were 21.9% in year-to-date 2015 compared with 21.5% for year-to-date 2014.

Impairment of Long-Lived Assets: See Note D - Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized during year-to-date 2015 and 2014.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized during year-to-date 2015 and 2014.

Gain on Sale of Businesses and Assets, net: In the year-to-date 2015, we recognized a $3 million net gain on the sale of businesses and assets, primarily driven by the sale of a distribution center in Europe. In year-to-date 2014 we completed the sale of our Smilemakers, Inc. business unit resulting in a gain of $23 million. Smilemakers, Inc. was a component of the Company's North American Commercial segment. We also completed the sale of two small businesses resulting in a loss of $2 million in the first quarter of 2014 and a gain of $6 million in the third quarter of 2014.

Interest Expense: Interest expense increased to $90 million for year-to-date 2015 from $37 million for year-to-date 2014.  The increase was driven by $56 million of accrued commitment fees related to the 6-year $2.75 billion term loan we plan to execute upon completion of our planned acquisition of Office Depot.

Other Income (Expense), Net: Other income (expense), net was an expense of $9 million for year-to-date 2015 compared to income of $3 million for year-to-date 2014. The decline was primarily due to foreign exchange losses recognized in year-to-date 2015 compared with foreign exchange gains in year-to-date 2014, as well as investment losses associated with our supplemental executive retirement plan in year-to-date 2015.

Income Taxes:  Our effective tax rate was 28.8% in year-to-date 2015 compared with 16.7% in year-to-date 2014. Our tax rate for the year-to-date 2015 primarily reflects the impact of:

•	A $21 million reduction in our liability for unrecognized tax benefits due to the expiration of statutes of limitations; and

•
Restructuring-related charges and costs related to our planned acquisition of Office Depot, as shown in the table in the Non-GAAP Measures section above. The majority of these charges and costs were incurred in the U.S., a jurisdiction in which the tax rate is higher than our overall effective tax rate.

Excluding the impact of these items, our effective tax in the year-to-date 2015 was 33.5%.

Our tax rate for year-to-date 2014 reflects the following:

•	A $69 million reduction in our liability for unrecognized tax benefits primarily due to the resolution of certain federal and foreign audits pertaining to prior fiscal years;

•	A $4 million credit for a discrete item that is unrelated to current operations;

•	The impact of material restructuring-related charges recognized in our U.S. and Canadian entities in the first nine months of 2014;

•	$11 million of incremental tax expense stemming from taxable income generated in the U.S. as a result of the repatriation of $127 million of cash from a foreign subsidiary; and

•	The impact of permanent differences between income tax expense for book and tax purposes related to the sale of three businesses.

Excluding the impact of these items, our effective tax rate in year-to-date 2014 was 33.5%.

Segment Performance

As noted in Note M - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements, we have three reportable segments: North American Stores & Online, North American Commercial and International Operations. See a reconciliation of total business unit income to income before income taxes in Note M - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Third Quarter of 2015 Compared to the Third Quarter of 2014

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2015 and 2014:

	(Amounts in millions) 13 Weeks Ended		October 31, 2015	November 1, 2014
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	October 31, 2015	November 1, 2014
Sales:
North American Stores & Online	$2,613	$2,834	(7.8)%	(5.9)%
North American Commercial	2,173	2,158	0.7%	3.3%
International Operations	807	970	(16.8)%	(4.0)%
Total Sales	$5,593	$5,962	(6.2)%	(2.5)%

	(Amounts in millions) 13 Weeks Ended		October 31, 2015	November 1, 2014
	October 31, 2015	November 1, 2014	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$201	$218	7.7%	7.7%
North American Commercial	172	159	7.9%	7.4%
International Operations	—	6	—%	0.6%
Business unit income	$373	$383	6.7%	6.4%

North American Stores & Online: Sales decreased by $221 million or 7.8% for the third quarter of 2015. This decrease was driven by a 3.6% negative impact from changes in foreign exchange rates, 2.8% unfavorable impact from store closures, and a 2% decline in comparable store sales resulting from lower average order size and lower customer traffic. Comparable sales, which includes sales in comparable stores and in Staples.com excluding the impact of foreign exchange rates, declined 2%. Declines in computers and mobility, business machines and technology accessories and ink and toner were partially offset by increased sales of core office supplies, copy and print services and furniture.

Business unit income as a percentage of sales was flat at 7.7% for both the third quarter of 2015 and the third quarter of 2014. The favorable impact of increased product margin rate and reduced labor and rent expense in retail stores was offset by increased delivery expense, increased marketing expense as a percentage of sales and the negative impact of lower sales on fixed expenses.

North American Commercial:  Sales increased by $15 million or 0.7% for the third quarter of 2015 (1.7% increase in local currency). The increase was primarily due to increased sales of facilities supplies, promotional products, breakroom supplies, and furniture. This was partially offset by decreased sales of ink and toner and a decline in paper sales.

Business unit income as a percentage of sales increased to 7.9% for the third quarter of 2015 from 7.4% for the third quarter of 2014. The increase was driven by the increased product margin rate and lower distribution and marketing expenses. This was partially offset by continued investments in sales force to drive growth in categories beyond office supplies.

International Operations:  Sales decreased by $163 million or 16.8% for the third quarter of 2015. The decrease was primarily driven by a $136 million unfavorable impact from foreign exchange rates. The remaining decrease was due to an 8% decline in comparable store sales in Europe, driven by a decline in customer traffic and average order size, as well as declines in our European delivery businesses. These declines were partially offset by increased sales in our contract business in China.

Business unit income was break-even for the third quarter of 2015 compared to $6 million for the third quarter of 2014.  The decrease was primarily driven by lower product margin rates in our European businesses and the impact of lower sales on fixed expenses in Europe, partially offset by improved profitability in Australia and China.

Year-to-date 2015 Compared to the Year-to-date 2014

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2015 and 2014:

	(Amounts in millions) 39 Weeks Ended		October 31, 2015	November 1, 2014
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	October 31, 2015	November 1, 2014
Sales:
North American Stores & Online	$7,092	$7,750	(8.5)%	(5.5)%
North American Commercial	6,330	6,211	1.9%	2.2%
International Operations	2,369	2,875	(17.6)%	(2.9)%
Total segment sales	$15,791	$16,836	(6.2)%	(2.3)%

	(Amounts in millions) 39 Weeks Ended		October 31, 2015	November 1, 2014
	October 31, 2015	November 1, 2014	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$304	$338	4.3%	4.4%
North American Commercial	444	425	7.0%	6.8%
International Operations	(42)	(41)	(1.8)%	(1.4)%
Business unit income	$706	$723	4.5%	4.3%

North American Stores & Online: Sales decreased by $658 million or 8.5% for year-to-date 2015. This decrease was driven by a 3.6% unfavorable impact from store closures, a 2.9% negative impact from changes in foreign exchange rates and a 3% decline in comparable store sales resulting from a lower average order size and lower customer traffic. Comparable sales declined 2%. Declines in computers and mobility, and business machines and technology accessories were partially offset by increased sales of copy and print, and facilities supplies.

Business unit income as a percentage of sales declined to 4.3% for year-to-date 2015 from 4.4% for year-to-date 2014. The decrease was driven by increased delivery expense, increased marketing expense as a percentage of sales and the negative impact of lower sales on fixed expenses partially offset by increased product margin rates and reduced labor and rent expense in retail stores.

North American Commercial:  Sales increased by $119 million or 1.9% for year-to-date 2015 (2.8% increase in local currency). The increase was primarily due to increased sales of facilities supplies, breakroom supplies, furniture, and promotional products. This was partially offset by decreased sales of ink and toner and a decline in paper sales.

Business unit income as a percentage of sales was 7.0% for year-to-date 2015 compared to 6.8% for year-to-date 2014. The increase was primarily driven by improved product margin rate, lower marketing expenses and the favorable impact of increased sales on fixed expenses. This was partially offset by continued investments in sales force to drive growth in categories beyond office supplies.

International Operations:  Sales decreased by $506 million or 17.6% for year-to-date 2015. The decrease was primarily driven by a $449 million negative impact from foreign exchange rates. The remaining decrease was due to a 6% decline in comparable store sales in Europe, which reflects a decrease in customer traffic and average order size, and a decline in our European contract and delivery businesses. These declines were partially offset by increased sales in our contract business in China.

Business unit loss as a percentage of sales was 1.8% for year-to-date 2015 compared to 1.4% for year-to-date 2014.  This increased loss was primarily driven by the impact of lower sales on fixed expenses in Europe. These costs were partially offset by improved product margin rates in Europe and Australia.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $703 million for year-to-date 2015 compared to $908 million for year-to-date 2014, a decrease of $205 million.  The decrease was driven by unfavorable changes in operating assets and liabilities and by lower net income adjusted for non-cash expenses.

Cash used in investing activities was $227 million for year-to-date 2015 compared to $207 million for year-to-date 2014, an increase of $20 million.  Capital spending increased by $14 million year-over-year, primarily due to timing of expenditures. In year-to-date 2015, we spent a net $23 million to acquire three small businesses. In year-to-date 2014, we spent a net $68 million to acquire PNI Digital Media Inc., and received net proceeds of $59 million related to the sale of three businesses.

Cash used in financing activities was $310 million for year-to-date 2015 compared to $419 million for year-to-date 2014, a decrease of $109 million.  As a result of cash planning related to our planned acquisition of Office Depot, we did not repurchase any shares under our share repurchase plan in year-to-date 2015, whereas in year-to-date 2014 we spent $165 million to repurchase 13.7 million shares. We paid quarterly cash dividends of $0.12 per share in both the year-to-date 2015 and 2014 for an aggregate payment of $231 million in year-to-date 2015 compared with $230 million in year-to-date 2014.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of October 31, 2015, we had $1.9 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $782 million of cash and cash equivalents.

Our $1.1 billion of available credit includes $1.0 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We also have a commercial paper program that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time, and for which our $1.0 billion revolving credit facility serves as a back-up. We did not borrow under our credit facility or commercial paper program during year-to-date 2015. See our Annual Report for more information on our credit facility and commercial paper program.

In connection with our proposed acquisition of Office Depot, we have obtained commitments for and completed the syndication of a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan. We will close on the asset-based revolving credit facility and term loan upon completion of the acquisition. The asset-based revolving credit facility will replace our existing $1.0 billion revolving credit facility. Our existing credit facility will remain in place in the event that the transaction is not completed. See Note H - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements for more information related to the asset-based revolving credit facility and term loan.

We also have various other lines of credit under which we may currently borrow a maximum of $138 million. At October 31, 2015, we had outstanding borrowings and letters of credit of $3 million, leaving $135 million of available credit at that date.

Of the $782 million in cash and cash equivalents, approximately $317 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

During year-to-date 2015, we entered into $4 million of new capital lease obligations and assumed equipment financing obligations of $4 million in conjunction with our acquisition of a small business in Europe.

A summary, as of October 31, 2015, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	October 31, 2015
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$498
January 2023 Notes	—	496
Revolving Credit Facility	1,000	—
Other lines of credit	135	3
Capital lease obligations and other notes payable	—	38
Total	$1,135	$1,035

At October 31, 2015, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report, except with respect to the financing commitments for the planned 6-year $2.75 billion term loan as noted in Note H in the Notes to the Condensed Consolidated Financial Statements. We do not have any off-balance sheet financing arrangements as of October 31, 2015, nor did we utilize any during year-to-date 2015.

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

Uses of Capital

As a result of our planned acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. While we did not repurchase any shares in year-to-date 2015 and do not plan to resume share repurchases in 2015, over the long-term we expect to continue buying back stock. The remaining repurchase authorization under our current repurchase plan, which has no expiration date, is $373 million.

We may use capital to engage in strategic acquisitions such as the proposed acquisition of Office Depot. We consider many types of acquisitions for their strategic and other benefits.

We are committed to maintaining our current quarterly dividend of $0.12 per share.  We paid a dividend of $0.12 per share during the third quarter of 2015, and we expect the total value of quarterly cash dividend payments for fiscal 2015 to be $0.48 per share.  While it is our intention to continue to pay quarterly cash dividends for 2015 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 31, 2015, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-16 of our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 31, 2015, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2015, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.  Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the "Form 10-K") and our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Compromises of our information systems or unauthorized access to confidential information or personal information may materially harm our business or damage our reputation.

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers, end users of our services, vendors, business partners and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also accept payments using a variety of methods, including debit and credit cards, gift cards, electronic transfer of funds, and others. We rely on third parties to provide payment processing services or make certain payments on our behalf. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against loss or unauthorized access, acquisition, use or disclosure. For example, computer hackers may penetrate our or our vendors' network security and, if successful, misappropriate such information. A Staples associate, contractor or other third-party with whom we do business may misuse confidential or personal information to which they have access; attempt to circumvent our security measures; or inadvertently cause a breach involving such information. Additionally, methods to obtain unauthorized access to confidential information change frequently and may be difficult to detect, which can impact our ability to respond appropriately. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, for failing to respond appropriately, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

We are investigating a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary, which we acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as our affiliates. We, with the assistance of outside experts, are continuing to investigate the nature and scope of the incident. While the investigation is ongoing, the results to date suggest that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting customers' clients to capture user input. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. Expenses incurred to date, including investigation costs and legal fees, have not been material. Additional losses and expenses relating to the incident are probable; however, at this stage, we do not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits filed or that may be filed in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; the costs of completing our investigation of the incident; and remediation costs. We will continue to evaluate information as it becomes known and will record an estimate for losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. We maintain network-security insurance coverage, which we expect would help mitigate the financial impact of the incident. The incident may also result in a loss of business for PNI going forward and may result in reputational and other harm to us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As a result of our proposed acquisition of Office Depot, we have temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Therefore, we did not repurchase any of our common stock under our share repurchase program during the third quarter of fiscal 2015. A total of 78,103 shares of our common stock with a weighted average per share price of $13.86 were withheld during the third quarter of fiscal 2015 to satisfy minimum statutory withholding obligations in connection with the vesting of restricted stock awards granted pursuant to our equity incentive plans.

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

STAPLES, INC.

Date:	November 18, 2015	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ Christine T. Komola
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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.