Form 10-Q
period 2016-04-30
STAPLES INC
filed 2016-05-18
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 30, 2016
or
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

The registrant had 646,287,207 shares of common stock outstanding as of May 16, 2016.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
April 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	April 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$946	$825
Receivables, net	1,846	1,899
Merchandise inventories, net	2,082	2,078
Prepaid expenses and other current assets	415	310
Total current assets	5,289	5,112

Net property and equipment	1,552	1,586
Intangible assets, net of accumulated amortization	264	274
Goodwill	2,668	2,653
Restricted cash	2,500	—
Other assets	542	547
Total assets	$12,815	$10,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,031	$1,894
Accrued expenses and other current liabilities	1,272	1,353
Debt maturing within one year	17	17
Total current liabilities	3,320	3,264

Long-term debt, net of current maturities	3,489	1,018
Other long-term obligations	517	506

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 947,528,396 and 646,287,207 shares at April 30, 2016 and 946,964,792 and 645,723,603 shares at January 30, 2016	1	1
Additional paid-in capital	5,017	5,010
Accumulated other comprehensive loss	(982)	(1,116)
Retained earnings	6,864	6,900
Less: Treasury stock at cost, 301,241,189 shares at April 30, 2016 and January 30, 2016.	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	5,481	5,376
Noncontrolling interests	8	8
Total stockholders’ equity	5,489	5,384
Total liabilities and stockholders’ equity	$12,815	$10,172

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)(Unaudited)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Sales	$5,101	$5,262
Cost of goods sold and occupancy costs	3,813	3,915
Gross profit	1,288	1,347
Operating expenses:
Selling, general and administrative	1,122	1,172
Impairment of long-lived assets	—	22
Restructuring charges	11	41
Amortization of intangibles	15	17
Total operating expenses	1,148	1,252

(Loss) gain related to sale of businesses and assets, net	(32)	3

Operating income	108	98

Other income (expense):
Interest income	2	1
Interest expense	(42)	(16)
Other income (expense), net	3	1
Income before income taxes	71	84
Income tax expense	30	25
Net income	$41	$59

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.06	$0.09
Diluted Earnings Per Common Share	$0.06	$0.09

Dividends declared per common share	$0.12	$0.12

Comprehensive income	$175	$82

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Operating Activities:
Net income	$41	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	101
Amortization of intangibles	15	17
Loss (gain) related to sale of businesses and assets, net	32	(3)
Interest paid from restricted cash account, net	19	—
Impairment of long-lived assets	—	22
Stock-based compensation	17	16
Deferred income tax expense	6	—
Other	3	3
Changes in assets and liabilities:
Decrease in receivables	48	69
Increase in merchandise inventories	(17)	(53)
Decrease (increase) in prepaid expenses and other assets	9	(34)
Increase in accounts payable	117	155
Decrease in accrued expenses and other liabilities	(121)	(67)
Increase in other long-term obligations	9	15
Net cash provided by operating activities	276	300

Investing Activities:
Acquisition of property and equipment	(44)	(60)
Proceeds from the sale of property and equipment	—	6
Increase in restricted cash	(55)	—
Acquisition of businesses, net of cash acquired	—	(9)
Net cash used in investing activities	(99)	(63)

Financing Activities:
Proceeds from the exercise of stock options	—	3
Proceeds from borrowings	—	1
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(5)	(5)
Cash dividends paid	(78)	(76)
Repurchase of common stock	(3)	(1)
Net cash used in financing activities	(86)	(78)
Effect of exchange rate changes on cash and cash equivalents	30	9
Net increase in cash and cash equivalents	121	168
Cash and cash equivalents at beginning of period	825	627
Cash and cash equivalents at the end of the period	$946	$795

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 weeks ended April 30, 2016 (also referred to as the “first quarter of 2016") and the period covering the 13 weeks ended May 2, 2015 (also referred to as the “first quarter of 2015”).

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 ("Annual Report").

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

In March 2016, a pronouncement was issued that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company is currently evaluating the potential impact that this provision, which is to be applied prospectively, will have on its financial statements. The Company does not expect the other provisions within the pronouncement will have a material impact on its financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods, with early adoption permitted.

Note C — Restructuring Charges
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015. Pursuant to this plan, the Company closed 242 stores during 2014 and 2015. This plan has been extended and the Company expects to close at least 50 additional stores in North America during 2016. In connection with these additional closures, in 2016 the Company expects to incur charges of approximately $30 million to $60 million for contractual lease obligations, up to $5 million for impairment and accelerated depreciation of store assets, less than $5 million for severance and $10 million to $15 million in other associated costs. These charges relate to the Company's North American Stores & Online segment.
In 2014 the Company also initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015. Actions related to the cost saving plan were largely complete as of the end of 2015.
During the first quarter of 2016, the Company recorded restructuring charges of $11 million primarily related to lease obligations for closed retail stores. These charges relate to the Company's North American Stores & Online segment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances for each major type of cost associated with the 2014 Restructuring Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 30, 2016	$74	$83	$1	$158
Charges	—	11	—	11
Cash payments	(17)	(15)	(1)	(33)
Foreign currency translations	1	1	—	2
Accrued restructuring balance as of April 30, 2016	$58	$80	$—	$138

In addition to the contractual obligations shown in the tables above, the Company also had related liabilities of $9 million and $8 million recorded on the consolidated balance sheet as of April 30, 2016 and January 30, 2016, respectively, which primarily represent amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.
For the restructuring liabilities associated with the 2014 Restructuring Plan, $52 million of contractual obligations are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of April 30, 2016. The Company expects that payments related to employee related liabilities will be substantially completed by the end of the first quarter of 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

During the first quarter of 2015, the Company recorded restructuring charges of $43 million related to the 2014 Restructuring Plan, including $31 million for lease obligations, $8 million for employee-related costs, and $4 million for other associated costs. These costs primarily related to the closure of North American retail stores. The Company also recorded $5 million of charges for accelerated depreciation and impairment of long-lived assets in the first quarter of 2015, primarily related to the closure of facilities supporting the Company's North American delivery operations.
The table below shows how the restructuring charges reflected in the Company's consolidated statement of income would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions):

	13 Weeks Ended	13 Weeks Ended
	April 30, 2016	May 2, 2015
Cost of goods sold and occupancy costs	$11	$31
Selling, general and administrative	—	12
Total	$11	$43

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

Note E — Sale of Businesses and Assets

In April 2016, Staples entered into an agreement to sell substantially all of the assets and transfer certain liabilities related to its commercial printing solutions business (Staples Printing Solutions, or “SPS”) for cash consideration of $85 million, subject to change based on a working capital adjustment. SPS is a component of the Company’s North American Commercial segment. The transaction is scheduled to close in the second quarter of 2016. The Company expects to recognize a loss of approximately $40 to $45 million on the sale of SPS, of which $32 million was recognized in the first quarter of 2016 and the remainder is

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

expected to be recognized upon closing in the second quarter of 2016. The loss recognized in the first quarter of 2016 represents a full write-down of the $19 million of goodwill and $13 million of long-lived assets associated with this business unit. The write-down of goodwill will not be tax deductible. The loss recognized in the first quarter of 2016 is included in (Loss) gain related to sale of businesses and assets, net in the condensed consolidated statement of comprehensive income.

In addition, as a result of the sale of SPS, the Company plans to settle SPS’s pension obligations and terminate its pension plan, the benefits under which were previously frozen. The Company expects to recognize aggregate losses of approximately $17 - $22 million during the third and fourth quarters of 2016 as the settlements occur.

SPS’s pretax income in the first quarter of 2016 and 2015 was $6 million and $7 million, respectively. The table below shows the major classes of SPS’s assets and liabilities as of April 30, 2016, the balances for which are included in Prepaids and other current assets and Accrued expenses and other current liabilities, respectively (in millions).

ASSETS	April 30, 2016
Receivables	$48
Inventories	60
Prepaid expenses & other current assets	4
Total assets	$112

LIABILITIES
Accounts payable	$16
Accrued expenses & other current liabilities	3
Total liabilities	$19

During the first quarter of 2015, the Company sold certain property and equipment, recognizing a net gain of $3 million. The net gain was primarily driven by the sale of a distribution facility in Europe.

Note F — Fair Value Measurements

Accounting Standards Codification Topic 820 Fair Value Measurement establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities, and short-term debt approximate their carrying values because of their short-term nature. The carrying value of the Company's capital lease obligations approximates fair value. The carrying value of the $2.5 billion term loan related to the Company's proposed acquisition of Office Depot approximates fair value based on the terms and conditions included in the related agreements (see Note G - Proposed Acquisition of Office Depot).
.

  The following table shows the difference between the financial statement carrying value and fair value of the Company's publicly traded debt obligations as of April 30, 2016 and January 30, 2016 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	April 30, 2016		January 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$498	$502	$498	$496
January 2023 Notes	497	498	496	488

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

From time to time, the Company invests in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of April 30, 2016, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet, was $16 million. There were no material money market investments as of January 30, 2016.

In connection with the term loan financing for the Company's proposed acquisition of Office Depot, in the first quarter of 2016 the Company received $2.475 billion of net proceeds which were deposited into escrow accounts and which are included in Restricted cash in the condensed consolidated balance sheet as of April, 30, 2016 (see Note G - Proposed Acquisition of Office Depot ). Of this amount, approximately $1.5 billion was invested in money market funds as of April 30, 2016. The carrying values of these investments are based on the principal amounts invested plus interest earned, which approximates fair value. The fair values of these investments are classified as Level 1 measurements. The carrying value of the corresponding $2.5 billion term loan debt approximates fair value based on the terms and conditions included in the related loan agreements.

There are no other material assets or liabilities measured at fair value.

Note G — Proposed Acquisition of Office Depot

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. On December 7, 2015, the U.S. Federal Trade Commission and Canadian Commissioner of Competition each filed lawsuits against the Company and Office Depot, seeking to block the proposed merger and prevent the acquisition from closing. On May 10, 2016, the U.S. District Court for the District of Columbia granted the Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result Staples and Office Depot terminated the merger agreement on May 16, 2016. Per the terms of the merger agreement, Staples will pay Office Depot a $250 million break-up fee on May 19, 2016.

In connection with the termination of the merger agreement, Staples is also terminating the previously announced agreement to sell customer contracts representing more than $550 million of revenue and related assets to Essendant Inc.
In the first quarters of fiscal 2016 and 2015, the Company incurred expenses of $24 million and $11 million in connection with the proposed transaction, primarily related to professional services associated with seeking regulatory clearances. These amounts are included in Selling, general and administrative expense in the consolidated statements of income. The Company expects to incur additional professional service fees in the second quarter of 2016 related to the proposed transaction. The Company also incurred fees and interest related to term loan financing for the transaction, as discussed below.
As a result of the termination of the merger agreement, the Company announced that it will seek strategic alternatives for its European operations, and that it has initiated a plan to generate $300 million of annualized pre-tax cost savings by the end of 2018 primarily by reducing product costs, optimizing promotions, increasing the mix of Staples Brand products, and reducing operating expenses. The Company also announced that it planned to resume open-market share repurchases in the second quarter of 2016 under its existing share repurchase program, the remaining authorization for which is $373 million. The Company expects to repurchase approximately $100 million of Staples stock during 2016.
Transaction financing

In connection with the Company's proposed acquisition of Office Depot, during 2015 Staples obtained commitments for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan. On February 2, 2016, the Company entered into an agreement under which the commitments for the asset-based revolving credit facility were extended until May 10, 2016. Also on February 2, 2016, the Company entered into a definitive term loan agreement with a syndicate of lenders, and Barclays as administrative agent and collateral agent, under which it borrowed $2.5 billion in the first quarter of 2016.

The $2.475 billion of net proceeds from the term loan were deposited into escrow accounts. As a result of the termination of the merger agreement, the agreements governing the term loan and commitments for the asset-based revolving credit facility were terminated, and on May 13, 2016 the $2.5 billion par value of the term loan was repaid to the lenders. The Company will pay interest and fees of approximately $30 million in the second quarter of 2016 related to these sources of financing, a portion of which was previously accrued, and accelerate amortization of the $25 million original issue discount (OID) and $2 million of deferred financing costs related to the term loan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The $2.475 billion of net proceeds held in escrow as of April 30, 2016 is included in Restricted cash in the condensed consolidated balance sheet as of that date. The receipt of the $2.475 billion of net proceeds is not reflected in the condensed consolidated statements of cash flows, given that the proceeds were deposited directly into escrow rather than into the Company's unrestricted cash accounts.

The Company accrued $32 million of interest expense related to the term loan in the first quarter of 2016, and earned $1 million of interest income on the net proceeds being held in escrow.

During the first quarter of 2016 the Company made cash payments totaling $55 million into the escrow accounts, representing deposits for the 1.0% OID and for the monthly interest payments related to the term loan. These amounts are included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for the first quarter of 2016. During the first quarter of 2016, $20 million of interest was paid directly from the escrow accounts to the lenders. Because these payments were made directly from escrow, they are considered non-cash operating activities that are not reflected in the condensed consolidated statements of cash flows. Of the $55 million the Company paid into escrow during the quarter, $35 million remained in escrow as of April 30, 2016, with $25 million related to the OID classified in Restricted cash and $10 million related to interest included in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of April 30, 2016.

The Company also made cash payments of $69 million directly to the lenders during the first quarter of 2016 related to commitment fees earned and accrued in 2015. This amount is reflected in the Operating activities section of the condensed consolidated statement of cash flows for the first quarter of 2016.

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

The total net cost recognized for the first quarter of 2016 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following table presents a summary of the total net periodic (benefit) cost recorded in the condensed consolidated statement of comprehensive income for the first quarter of 2016 and 2015 related to the plans (in millions):

	13 Weeks Ended April 30, 2016
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$—
Interest cost	5	1
Expected return on plan assets	(12)	—
Amortization of unrecognized losses and prior service costs	3	1
Total (benefit) cost	$(1)	$2

	13 Weeks Ended May 2, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$4	$—
Interest cost	7	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	4	—
Total cost	$—	$1

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note I — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first quarter of 2016 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 30, 2016	$(792)	$(324)	$(1,116)
Foreign currency translation adjustment	130	—	130
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0)	—	4	4
Balance at April 30, 2016	$(662)	$(320)	$(982)

There were no material amounts reclassified from accumulated other comprehensive loss into net income during the first quarter of 2016 and 2015.

Other items

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during the first quarter of 2016 and 2015 related solely to foreign currency translation adjustments.

During the first quarter of 2016, the Company issued 1 million shares upon the vesting of restricted stock units.

Note J — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2016 and 2015 is as follows (in millions, except per share data):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$41	$59

Denominator:
Weighted-average common shares outstanding	646	639
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	3	6
Weighted-average common shares outstanding assuming dilution	649	645

Basic Earnings Per Common Share	$0.06	$0.09

Diluted Earnings Per Common Share	$0.06	$0.09

For the first quarter of 2016 and 2015, approximately 20 million and 23 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Segment Reporting

Staples has three reportable segments: North American Stores & Online, North American Commercial and International Operations. The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the first quarter of 2016 and 2015 (in millions):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	Sales
North American Stores & Online	$2,247	$2,372
North American Commercial	2,116	2,108
International Operations	738	782
Total segment sales	$5,101	$5,262

	Business Unit Income (Loss)
North American Stores & Online	$62	$75
North American Commercial	148	134
International Operations	(18)	(20)
Business unit income	192	189
Stock-based compensation	(17)	(16)
Impairment of long-lived assets	—	(22)
Restructuring charges	(11)	(41)
Accelerated depreciation related to restructuring activities	—	(4)
(Loss) gain related to sale of businesses and assets, net	(32)	3
Interest and other expense, net	(37)	(14)
Merger-related costs	(24)	(11)
Income before income taxes	$71	$84

Note L — Commitments and Contingencies

The Company has investigated, with the assistance of outside experts, a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The investigation determined that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting its clients. The malware was designed to capture data that end users input on the photosites. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. PNI took prompt steps to contain the incident, including disabling the retailer photosites or online payment transactions for a period while the incident was being investigated, and to further enhance the security of its retailer customers' data. To date the Company has incurred incremental expenses of $18 million related to the incident. The expenses reflect professional service fees incurred by the Company, as well as claims by PNI's retailer customers. Additional losses and expenses relating to the incident are probable; however, at this stage, the Company does not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits that have been filed, and further class action lawsuits that may be filed, in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; investigation costs; remediation costs; and legal fees. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

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

In 2013 the Company completed the sale of its European Printing Systems Division ("PSD"), recognizing a preliminary loss on disposal of $81 million that is subject to the impact of a working capital adjustment to the purchase price. On April 22, 2015, the purchaser commenced litigation in Amsterdam District Court claiming that it was entitled to a purchase price adjustment of approximately €60 million. On April 22, 2015, the Company made a payment to the purchaser of approximately €4 million (the amount of the purchase price adjustment it believed was appropriate) and the purchaser reduced its claim accordingly. The purchaser further reduced its claim to €52 million in response to expert reports submitted by the Company in the court case. The court held a hearing on December 1, 2015, and on January 13, 2016 it issued a judgment rejecting the purchaser's claims in their entirety and awarding costs to the Company. The purchaser filed a notice of appeal on February 15, 2016, which the Company intends to vigorously defend. If the purchaser prevails on appeal, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for our estimated significant liabilities that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves. The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the condensed consolidated financial statements as of April 30, 2016 would have a material adverse effect on its business, results of operations, financial condition, or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative, although not all forward-looking statements include such words. These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report. Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation: our ability to meet the changing needs of our customers; our ability to successfully transform our business; industry, operating and competitive pressures and global economic conditions, including their impact on prices and demand for our products and services, our financial condition and our results of operations; risks related to international operations and fluctuations in foreign exchange rates; compromises of our information security; changes in our effective tax rate; our ability to retain qualified employees; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; and those referenced under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict. We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our results for the first quarter of 2016, as compared to our results for the first quarter of 2015, are reviewed in detail in the Consolidated Performance and Segment Performance discussions, and are summarized below:

•	We generated $5.1 billion in sales, a decrease of 3.1%;

•	North American Stores & Online sales decreased 5.2% and business unit income rate decreased to 2.8% from 3.2%;

•	North American Commercial sales increased 0.3% and business unit income rate increased to 7.0% from 6.4%;

•	International Operations sales decreased 5.6%, while business unit loss rate was (2.4)% compared with (2.5)%;

•	Net income for the first quarter of 2016 was $41 million compared with $59 million for the first quarter of 2015;

•
Net income for the first quarter of 2016 includes after-tax charges of $68 million for restructuring-related costs, merger-related costs, and a net loss related to the sale of our Staples Print Solutions business;

•	Non-GAAP net income was $109 million for both the first quarter of 2016 and the first quarter of 2015; and

•
Earnings per diluted share was $0.06 in the first quarter of 2016 compared to $0.09 in the first quarter of 2015. Non-GAAP earnings per diluted share was $0.17 in both the first quarter of 2016 and the first quarter of 2015.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the second quarter of 2016, we expect sales to decrease versus the second quarter of 2015.  We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.11 to $0.13 for the second quarter of 2016.  Our guidance excludes any potential impact on earnings per share related to costs associated with our proposed acquisition of Office Depot and charges associated with the planned closure of North American retail stores. For the full year 2016, the company expects to generate approximately $600 million of free cash flow, excluding the impact of payments associated with financing for the proposed acquisition of Office Depot and the termination of the Office Depot merger agreement.

Termination of Office Depot Merger Agreement
On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. On December 7, 2015, the U.S. Federal Trade Commission and Canadian Commissioner of Competition each filed lawsuits against the Company and Office Depot, seeking to block the proposed merger and prevent the acquisition from closing. On May 10, 2016, the U.S. District Court for the District of Columbia granted the Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result Staples and Office Depot terminated the merger agreement on May 16, 2016. Per the terms of the merger agreement, Staples will pay Office Depot a $250 million break-up fee on May 19, 2016. We borrowed under our revolving credit facility in connection with this payment.

In connection with the termination of the merger agreement, Staples is also terminating the previously announced agreement to sell customer contracts representing more than $550 million of revenue and related assets to Essendant Inc.

In connection with the proposed acquisition of Office Depot, during 2015 we obtained commitments for a 5-year $3 billion asset-based revolving credit facility and a 6-year $2.75 billion term loan. On February 2, 2016, we entered into an agreement under which the commitments for the asset-based revolving credit facility were extended until May 10, 2016. Also on February 2, 2016, we entered into a definitive term loan agreement with certain lenders under which we borrowed $2.50 billion, the net proceeds for which were placed into an escrow account. As a result of the termination of the merger agreement, the agreements governing the term loan and commitments for the asset-based revolving credit facility were terminated, and on May 13, 2016 the par value of the $2.50 billion term loan was repaid to the lenders. We will pay interest and fees of approximately $30 million in the second quarter of 2016 related to these sources of financing, a portion of which was previously accrued, and accelerate amortization of the $25 million original issue discount (OID) and $2 million of deferred financing costs related to the term loan.

In connection with the termination of the merger agreement, we announced a strategic plan aimed at enhancing long-term value, including the following actions:

•
We plan to focus on mid-market business customers with 10 - 200 employees and to pursue acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies to accelerate growth in this area.

•	We plan to explore strategic alternatives for our European operations.

•	We plan to close at least 50 retail stores in North America in 2016.

•
We are initiating a new multi-year cost savings plan which is expected to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018. The plan is primarily focused on reducing product costs, optimizing promotions, increasing the mix of Staples Brand products, and reducing operating expenses.

Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for net income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures and payments associated with financing for our proposed acquisition of Office Depot and the termination of the Office Depot merger agreement). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures help management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to the closure of North American retail stores, and the potential related impact on cash flow, cannot be reasonably estimated.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below for the first quarter of 2016 and first quarter of 2015 (amounts in millions, except per share data):

	13 Weeks Ended
	April 30, 2016
	GAAP	Restructuring charges	Loss related to sale of business	Merger-related costs	Non-GAAP
Operating income	$108	$11	$32	$24	$175
Interest and other expense, net	37			(31)	6
Income before income taxes	71				169

Income tax expense	30				30
Adjustments	—				30
Adjusted income tax expense	30				60

Net income	$41				$109

Effective tax rate	42.2%				35.5%

Diluted earnings per common share	$0.06				$0.17

	13 Weeks Ended
	May 2, 2015
	GAAP	Restructuring Charges	Accelerated Depreciation	Impairment of long-lived assets	Gain on sale of assets, net	Merger-related costs	Non-GAAP
Operating income	$98	$41	$4	$22	$(3)	$11	$173
Interest and other expense, net	14					(4)	10
Income before income taxes	84						163

Income tax expense	25						25
Adjustments	—						29
Adjusted income tax expense	25						54

Net income	$59						$109

Effective tax rate	30.1%						33.5%

Diluted earnings per common share	$0.09						$0.17

Consolidated Performance

First Quarter of 2016 Compared to the First Quarter of 2015

Sales:  Sales for the first quarter of 2016 were $5.1 billion, a $161 million or 3.1% decrease from the first quarter of 2015.  The sales decline was primarily driven by a 4% decrease in North American comparable store sales, a 1% unfavorable impact from changes in foreign exchange rates, and an approximate 1% negative impact associated with store closures in North America. Sales were flat for North American Commercial and Staples.com in U.S. dollars, and increased 0.7% and 1.2% in local currency, respectively. Declines in ink and toner, business machines and technology accessories, and computers and mobility were partly offset by growth in facilities supplies, breakroom supplies and promotional products.

Gross Profit:  Gross profit as a percentage of sales was 25.3% for the first quarter of 2016 compared to 25.6% for the first quarter of 2015, a decrease of 34 basis points. This decrease was primarily driven by lower gross margin rates in International partially offset by increased gross margin rates in our North American retail stores.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $50 million or 4.3% from the first quarter of 2015 to the first quarter of 2016. The decrease was driven by lower labor costs due to headcount reductions and stores closures, lower marketing expense, and a favorable impact from changes in foreign exchange rates. These decreases were partly offset by higher costs associated with our proposed acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 22.0% in the first quarter of 2016 compared with 22.3% in the first quarter of 2015.

Impairment of Long-Lived Assets: In the first quarter of 2015 we disposed of certain information technology assets, incurring an impairment charge of $22 million. This charge relates to our North American Stores & Online segment. There were no material impairment charges recognized in the first quarter of 2016.

Restructuring Charges: See Note C - Restructuring Charges in the Notes to the Condensed Consolidated Financial Statements for information related to the restructuring charges in the first quarters of 2016 and 2015.

(Loss) Gain Related to Sale of Businesses and Assets, net: In the first quarter of 2016, we recognized a $32 million loss related to the pending sale of our Staples Print Solutions business. The transaction is expected to close in the second quarter of 2016. See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for more information related to this transaction. In the first quarter of 2015, we recognized a $3 million gain on the sale of property and equipment, primarily driven by the sale of a distribution center in Europe.

Other Income (Expense), Net: Other income (expense), net was income of $3 million for the first quarter of 2016 compared to income of $1 million for the first quarter of 2015. The increased income in the first quarter of 2016 compared with the prior year quarter was due to increased investment gains associated with our supplemental executive retirement plan.

Interest Income: Interest income increased to $2 million for the first quarter of 2016 from $1 million for the first quarter of 2015. The increase was due to interest earned on the $2.5 billion of term loan proceeds that were held in escrow during the first quarter of 2016 (see Note G - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Interest Expense: Interest expense increased to $42 million for the first quarter of 2016 from $16 million for the first quarter of 2015.  The increase was driven by interest expense related to term loan financing for our proposed acquisition of Office Depot, which increased from $4 million in the first quarter of 2015 to $32 million in the first quarter of 2016 (see Note G - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Income Taxes:  Our effective tax rate was 42.2% in the first quarter of 2016 compared with 30.1% in the first quarter of 2015. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 35.5% in the first quarter of 2016 and 33.5% the first quarter of 2015. The increase in our non-GAAP effective tax rate in the first quarter of 2016 compared with the prior year quarter is primarily due to changes in the geographic mix of earnings.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The difference between the federal statutory tax rate and our effective tax rate is driven primarily by the foreign rate differential in our entities in Canada and the Netherlands.

Segment Performance

We have three reportable segments: North American Stores & Online, North American Commercial and International Operations. See a reconciliation of total business unit income to income before income taxes in Note K - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

First Quarter of 2016 Compared to the First Quarter of 2015

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2016 and 2015:

	(Amounts in millions) 13 Weeks Ended		April 30, 2016	May 2, 2015
			(Decrease)Increase From Prior Year	(Decrease) Increase From Prior Year
	April 30, 2016	May 2, 2015
Sales:
North American Stores & Online	$2,247	$2,372	(5.2)%	(10.0)%
North American Commercial	2,116	2,108	0.3%	2.5%
International Operations	738	782	(5.6)%	(18.9)%
Total segment sales	$5,101	$5,262	(3.1)%	(6.9)%

	(Amounts in millions) 13 Weeks Ended		April 30, 2016	May 2, 2015
	April 30, 2016	May 2, 2015	% of Sales	% of Sales
Business Unit Income (Loss):
North American Stores & Online	$62	$75	2.8%	3.2%
North American Commercial	148	134	7.0%	6.4%
International Operations	(18)	(20)	(2.4)%	(2.5)%
Business unit income	$192	$189	3.8%	3.6%

North American Stores & Online: Sales decreased by $125 million or 5.2% for the first quarter of 2016. This decrease was driven by a 4% decline in comparable stores sales resulting from lower average order size and lower customer traffic in the U.S., an approximate 2% negative impact from store closures, and a $29 million negative impact from changes in foreign exchange rates. Sales were flat in Staples.com (up 1.2% in local currency). Comparable sales, which combines comparable store sales and Staples.com growth excluding the impact of foreign exchange rates, declined 3%. Declines in business machines and technology accessories, computers and mobility and ink and toner were partially offset by modest growth in sales of furniture, office supplies, facilities supplies, and copy and print.

Business unit income as a percentage of sales decreased to 2.8% for the first quarter of 2016 from 3.2% for the first quarter of 2015. The decrease was driven by the negative impact of fixed costs on lower sales as well as lower gross margin rates in Staples.com, partially offset by reduced marketing expense, increased retail gross margin rates and labor savings related to headcount reductions.

North American Commercial:  Sales increased by $8 million or 0.3% for the first quarter of 2016.  The increase was primarily due to increased sales of promotional products, facilities supplies, and breakroom supplies. This was partially offset by decreased sales of ink and toner, paper and a $7 million unfavorable impact from foreign exchange rates.

Business unit income as a percentage of sales increased to 7.0% for the first quarter of 2016 from 6.4% for the first quarter of 2015. This increase was primarily driven by lower labor costs and marketing expense.

International Operations:  Sales decreased by $44 million or 5.6% for the first quarter of 2016. The decrease was driven by a decline in our European delivery businesses, a $19 million unfavorable impact from foreign exchange rates and a 9% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic. These declines were partially offset by continued growth in our contract business in China.

Business unit loss as a percentage of sales was 2.4% for the first quarter of 2016 compared to 2.5% for the first quarter of 2015.  The improvement was driven by Australia, China and, to a lesser extent, Europe.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  Preparation of these statements requires management to make significant judgments and estimates.  Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements.  A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for our fiscal year ended January 30, 2016 ("Annual Report").  There have been no material changes to our critical accounting policies as disclosed in that report.

In our Annual Report, we disclosed that our Europe Online reporting unit, which had $266 million of goodwill as of January 30, 2016, was at an increased risk for future impairment charges. As a result of recent changes in our organizational structure and the centralization of certain functions, beginning in the first quarter of 2016 we have combined our Europe Online and Europe Contract businesses into a single reporting unit ("Europe Delivery") with aggregate goodwill of $647 million as of April 30, 2016. As of the end of the first quarter of 2016, the Europe Delivery reporting unit is at an increased risk for future impairment charges, primarily because of the operating challenges the Online business has experienced.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $276 million for the first quarter of 2016 compared to $300 million for the first quarter of 2015, a decrease of $24 million.  The decrease reflects unfavorable changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items.

Cash used in investing activities was $99 million for the first quarter of 2016 compared to $63 million for the first quarter of 2015.  In the first quarter of 2016, we transferred $55 million of cash into an escrow account, representing deposits for the original issue discount and monthly interest payments related to the $2.5 billion term loan associated with our proposed acquisition of Office Depot. The funds held in escrow are considered to be restricted cash. See Note G - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements for more information. Capital spending decreased by $16 million year-over-year.

Cash used in financing activities was $86 million for the first quarter of 2016 compared to $78 million for the first quarter of 2015, an increase of $8 million. We paid quarterly cash dividends of $0.12 per share in both the first quarter of 2016 and 2015, for an aggregate payment of $78 million in the first quarter of 2016 compared with $76 million in the first quarter of 2015.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At April 30, 2016, we had approximately $2.0 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $946 million of cash and cash equivalents.

Of the $946 million in cash and cash equivalents, approximately $457 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use most of the cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Our $1.1 billion of available credit includes $1.0 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We also have a commercial paper program that allows us to issue up to $1.0 billion of unsecured commercial paper notes from time to time, and for which our $1.0 billion revolving credit facility serves as a back-up. We did not borrow under our revolving credit facility or commercial paper program during the first quarter of 2016. In the second quarter of 2016 we borrowed under our revolving credit facility in connection with payment of the $250 million breakup fee related to the termination of our merger agreement with Office Depot. See Note F - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for more information on our revolving credit facility and commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $90 million. At April 30, 2016, we had outstanding borrowings and letters of credit of $2 million, leaving $88 million of available credit at that date.

During the first quarter of 2016, we did not enter into any material capital lease obligations.

A summary, as of April 30, 2016, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	April 30, 2016
	Available Credit	Debt Outstanding
Term loan associated with proposed acquisition of Office Depot	$—	$2,474
January 2018 Notes	—	498
January 2023 Notes	—	497
Revolving credit facility	1,000	—
Other lines of credit	90	2
Capital lease obligations and other notes payable	—	35
Total	$1,090	$3,506

As of April 30, 2016, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report, except with respect to the term loan agreement we entered into on February 2, 2016 for a principal amount of $2.5 billion related to our proposed acquisition of Office Depot, and the $250 million break-up fee to be paid to Office Depot on May 19, 2016 related to the termination of the merger agreement. See Note G - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements for more information.

We do not have any off-balance sheet financing arrangements as of April 30, 2016, nor did we utilize any during the first quarter of 2016.

Taking into consideration the $250 million break-up fee to be paid to Office Depot, we expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We did not repurchase any shares in the first quarter of 2016. As a result of the termination of our planned acquisition of Office Depot, in the second quarter of 2016 we plan to resume repurchasing shares under our existing share repurchase program. We expect to repurchase approximately $100 million of Staples stock during 2016. The remaining repurchase authorization under our current repurchase plan, which has no expiration date, is $373 million.
We may use capital to engage in acquisitions. We consider many types of acquisitions for their strategic and other benefits. We plan to focus on acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies.
We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid a dividend of $0.12 per share during the first quarter of 2016, and we expect the total value of quarterly cash dividend payments for fiscal 2016 to be $0.48 per share. While it is our intention to continue to pay quarterly cash dividends for 2016 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect a moderate decrease in capital spending in 2016 compared with 2015 as we focus spending on strategic priorities. We expect the source of funds for our capital expenditures to come primarily from operating cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 30, 2016, there had not been a material change in the interest rate and foreign exchange risk information disclosed in the “Quantitative and Qualitative Disclosures about Market Risks” subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page B-15 of our 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of April 30, 2016, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2016, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Risks Related to the Business

We face uncertainties transforming our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

As part of our continuing efforts to transform our business, in 2014 we announced a plan to reduce costs by $500 million on an annualized basis by the end of 2015. We also announced a plan to close at least 225 of our retail stores in North America by the end of 2015, under which we closed 242 stores through the end of 2015 and which we extended to encompass an additional 50 closures in 2016. As a result of these initiatives, we recorded pre-tax charges of $245 million in fiscal 2014 and $170 million in fiscal 2015, and we expect to incur charges of approximately $40 million - $85 million in 2016 related to the additional store closures.  In May 2016 we announced plans to explore strategic alternatives for our European operations and to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018, primarily through reducing product costs, optimizing promotions, increasing the mix of own-brand products and reducing operating expenses. Additional charges may be required as a result of implementing our plans or if we adopt new strategies for the future. The success of our plans and strategies is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies, and is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. There is no assurance that we will be able to successfully implement our strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and results of operations.

Our indebtedness could adversely affect us by reducing our flexibility to respond to changing business and economic conditions.

As of April 30, 2016, our consolidated outstanding debt was $3.5 billion and we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. In May 2016, in connection with the termination of our proposed acquisition of Office Depot, we terminated our financing commitment for a $3 billion asset-based revolving credit facility and prepaid our term loan agreement for $2.5 billion using the proceeds which had been held in escrow pending the closing of the acquisition. We also borrowed under our revolving credit facility to pay the $250 million termination fee under the Office Depot merger agreement. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. While Standard & Poor’s Rating Services and Moody’s Investor Service reaffirmed their respective investment grade credit ratings of us in May 2016, on April 8, 2016, Fitch Ratings downgraded our Long-term Issuer Default Rating (IDR) from 'BBB-' to 'BB+' and our Short-term IDR from 'F3' to 'B'. As a result of this downgrade, or if we were to experience additional credit rating downgrades in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As a result of our proposed acquisition of Office Depot, we temporarily suspended our share repurchase program to focus on building up cash reserves ahead of the acquisition. Therefore, we did not repurchase any of our common stock under our share repurchase program during the first quarter of fiscal 2016.

In May 2016 we announced that we planned to resume open-market share repurchases in the second quarter of 2016 under our existing share repurchase program, the remaining authorization for which is $373 million. The Company expects to repurchase approximately $100 million of Staples stock during 2016.

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

STAPLES, INC.

Date:	May 18, 2016	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1^	Letter Agreement, dated as of February 2, 2016, by and between the Company and Office Depot, Inc. Filed as Exhibit 10.1 to the Company's Form 8-K filed on February 2, 2016.
10.1^
Amendment No. 2 to Credit Agreement, dated as of February 2, 2016, by and among the Company, Bank of America, N.A. and certain lenders named therein. Filed as Exhibit 10.4 to the Company's Form 8-K filed on February 2, 2016.

10.2^
Term Loan Credit Agreement, dated as of February 2, 2016, by and among Staples Escrow, LLC, the Company, Barclays Bank PLC and certain lenders party thereto. Filed as Exhibit 10.2 to the Company's Form 8-K filed on February 2, 2016.

10.3^
Escrow Agreement, dated as of February 2, 2016, by and among Staples Escrow, LLC, JPMorgan Chase Bank, N.A. and Barclays Bank PLC. Filed as Exhibit 10.3 to the Company's Form 8-K filed on February 2, 2016.

10.4^
Second Amended and Restated Commitment Letter, dated as of February 2, 2016, by and among the Company, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC. Filed as Exhibit 10.5 to the Company's Form 8-K filed on February 2, 2016.

10.5+	First Amendment to Term Loan Credit Agreement, dated as of March 9, 2016, by and among Staples Escrow, LLC, the Company, and Barclays Bank PLC.
10.6^
Amendment No. 1 to Credit Agreement, dated as of May 16, 2016, by and among the Company, Bank of America, N.A. and certain lenders named therein. Filed as Exhibit 10.1 to the Company's Form 8-K filed on May 16, 2016.

10.7^
Amendment to Amendment No. 1 to Credit Agreement, dated as of May 16, 2016, by and among the Company, Bank of America, N.A. and certain lenders named therein. Filed as Exhibit 10.2 to the Company's Form 8-K filed on May 16, 2016.

10.8^	Termination Agreement, dated as of May 16, 2016, by and among the Company, Office Depot, Inc. and Staples AMS, Inc. Filed as Exhibit 10.3 to the Company's Form 8-K filed on May 16, 2016.
10.9^
Amendment to Second Amended and Restated Commitment Letter, dated as of May 10, 2016, by and among the Company, Bank of America, N.A. and the other commitment parties named therein. Filed as Exhibit 10.4 to the Company's Form 8-K filed on May 16, 2016.

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.