Form 10-Q
period 2016-07-30
STAPLES INC
filed 2016-08-17
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 30, 2016

or

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

The registrant had 650,423,472 shares of common stock outstanding as of August 15, 2016.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
July 30, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$775	$825
Receivables, net	1,808	1,899
Merchandise inventories, net	2,233	2,078
Prepaid expenses and other current assets	432	310
Total current assets	5,248	5,112

Net property and equipment	1,465	1,586

Intangible assets, net of accumulated amortization	246	274
Goodwill	2,014	2,653
Other assets	510	547
Total assets	$9,483	$10,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,049	$1,894
Accrued expenses and other current liabilities	1,143	1,353
Debt maturing within one year	207	17
Total current liabilities	3,399	3,264

Long-term debt, net of current maturities	1,015	1,018
Other long-term obligations	497	506

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 951,657,980 and 650,416,791 shares at July 30, 2016 and 946,964,792 and 645,723,603 shares at January 30, 2016	1	1
Additional paid-in capital	5,029	5,010
Accumulated other comprehensive loss	(1,068)	(1,116)
Retained earnings	6,021	6,900
Less: Treasury stock at cost, 301,241,189 shares at July 30, 2016 and January 30, 2016	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	4,564	5,376
Noncontrolling interests	8	8
Total stockholders’ equity	4,572	5,384
Total liabilities and stockholders’ equity	$9,483	$10,172

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales	$4,752	$4,937	$9,853	$10,198
Cost of goods sold and occupancy costs	3,560	3,673	7,373	7,588
Gross profit	1,192	1,264	2,480	2,610
Operating expenses:
Selling, general and administrative	1,077	1,131	2,198	2,302
Merger termination fee	250	—	250	—
Impairment of goodwill and long-lived assets	660	1	660	23
Restructuring charges	(1)	23	10	64
Amortization of intangibles	15	17	30	34
Total operating expenses	2,001	1,172	3,148	2,423

(Loss) gain on sale of businesses and assets, net	(16)	—	(49)	3

Operating (loss) income	(825)	92	(717)	190

Other income (expense):
Interest income	1	1	3	2
Interest expense	(18)	(35)	(60)	(51)
Loss on early extinguishment of debt	(26)	—	(26)	—
Other income (expense), net	4	(2)	7	(1)
(Loss) income before income taxes	(864)	56	(793)	140
Income tax (benefit) expense	(98)	20	(68)	45
Net (loss) income	$(766)	$36	$(725)	$95

Earnings Per Common Share:
Basic Earnings Per Common Share	$(1.18)	$0.06	$(1.12)	$0.15
Diluted Earnings Per Common Share	$(1.18)	$0.06	$(1.12)	$0.15

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Comprehensive (loss) income	$(852)	$(49)	$(677)	$33

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	26 Weeks Ended
	July 30, 2016	August 1, 2015
Operating Activities:
Net (loss) income	$(725)	$95
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	193	198
Amortization of intangibles	30	34
Loss (gain) on sale of businesses and assets, net	49	(3)
Interest and fees paid from restricted cash account, net	66	—
Impairment of goodwill and long-lived assets	660	23
Stock-based compensation	33	34
Excess tax benefits from stock-based compensation arrangements	—	(4)
Deferred income tax expense	18	1
Other	4	4
Changes in assets and liabilities:
Decrease in receivables	57	51
Increase in merchandise inventories	(196)	(231)
Increase in prepaid expenses and other assets	(132)	(57)
Increase in accounts payable	155	277
Decrease in accrued expenses and other liabilities	(218)	(126)
(Decrease) increase in other long-term obligations	(5)	4
Net cash (used in) provided by operating activities	(11)	300

Investing Activities:
Acquisition of property and equipment	(102)	(138)
Proceeds from the sale of property and equipment	—	8
Sale of businesses, net	83	—
Increase in restricted cash	(66)	—
Acquisition of businesses, net of cash acquired	—	(21)
Net cash used in investing activities	(85)	(151)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	16	23
Proceeds from borrowings	182	3
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(190)	(14)
Proceeds from issuance of commercial paper, net of repayments	188	—
Cash dividends paid	(155)	(153)
Excess tax benefits from stock-based compensation arrangements	—	4
Repurchase of common stock	(12)	(21)
Net cash provided by (used in) financing activities	29	(158)
Effect of exchange rate changes on cash and cash equivalents	17	(7)
Net decrease in cash and cash equivalents	(50)	(16)
Cash and cash equivalents at beginning of period	825	627
Cash and cash equivalents at the end of the period	$775	$611

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 26 weeks ended July 30, 2016 (also referred to as the “second quarter of 2016" and "first half of 2016") and the period covering the 13 and 26 weeks ended August 1, 2015 (also referred to as the “second quarter of 2015” and "first half of 2015").

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

Note C — Strategic Initiatives, Restructuring and Related Charges
Staples 20/20 Plan
In May 2016 the Company announced a strategic plan under which it plans to:

•	focus on mid-market customers in North America by accelerating growth in services and products beyond office supplies

•	explore strategic alternatives for its European operations

•	increase productivity and preserve profitability in its retail stores

•	pursue acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies

•
execute a new multi-year cost savings plan which is expected to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018, primarily by reducing product costs and increasing our mix of higher margin Staples Brand products, driving productivity in our supply chain, and evolving our pricing and promotional strategies.

Following the termination of its merger agreement with Office Depot and the announcement of the 20/20 Plan, the Company and Ron Sargent mutually agreed it was the right time to transition to new management, and therefore the Company announced in May 2016 that Mr. Sargent would step down from the position of Chief Executive Officer of the Company effective June 14, 2016. The Company and Mr. Sargent entered into a letter agreement providing for monthly payments of $166,740 for a period of 24 months commencing February 2017, as well as certain benefits with an estimated cost of $875,000. The Company recorded a liability for the cost of these severance benefits in the second quarter of 2016.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In connection with the $300 million cost savings plan, in the second quarter of 2016 the Company incurred charges of $6 million related to exiting certain product categories in its North American retail stores, of which $4 million is included in Cost of goods sold and occupancy costs and $2 million is included in Impairment of goodwill and long-lived assets in the condensed consolidated statement of comprehensive income (see Note D - Impairment of Goodwill and Long-Lived Assets).
In the second quarter of 2016, the Company also incurred $6 million of costs in connection with exploring strategic alternatives for its European operations. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of comprehensive income.
As the Company continues to execute its 20/20 Plan additional charges may be incurred. The nature and timing of the charges will depend upon the actions that are taken and cannot be estimated at this time.
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015. Pursuant to this plan, the Company closed 242 stores in 2014 and 2015. This plan has been extended and the Company expects to close at least 50 additional stores in North America during 2016. In connection with these additional closures, in 2016 the Company expects to incur charges of approximately $30 million to $60 million for contractual lease obligations, up to $5 million for impairment and accelerated depreciation of store assets, less than $5 million for severance and $10 million to $15 million in other associated costs. These charges relate to the Company's North American Stores & Online segment.
In 2014 the Company also initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  Actions related to the cost saving plan were largely complete as of the end of 2015.
During the second quarter and first half of 2016, the Company recorded restructuring charges of $4 million and $14 million, respectively, related to the 2014 Restructuring Plan, primarily related to lease obligations for closed retail stores. These charges relate to the Company's North American Stores & Online segment.
During the first half of 2016, the Company recorded adjustments to reduce the employee-related liabilities by $5 million, primarily as a result of certain changes to the scope of planned initiatives and actual forfeitures being higher than previous estimates. During the first half of 2016, the Company also recorded adjustments to reduce contractual obligations by $4 million, reflecting lease terminations that were negotiated during this period.
The table below shows a reconciliation of the beginning and ending liability balances for each major type of cost associated with the 2014 Restructuring Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 30, 2016	$74	$83	$1	$158
Charges	1	10	3	14
Adjustments	(5)	(4)	—	(9)
Cash payments	(27)	(34)	(3)	(64)
Foreign currency translations	—	1	—	1
Accrued restructuring balance as of July 30, 2016	$43	$56	$1	$100

In addition to the contractual obligations shown in the table above, the Company also has a related liability of $10 million and $8 million recorded on the condensed consolidated balance sheet as of July 30, 2016 and January 30, 2016, which primarily represents amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Plan, $33 million of contractual obligations are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of July 30, 2016. The Company expects that payments related to employee-related liabilities will be substantially completed by the end of the second quarter of fiscal 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the first half of 2015, the Company recorded restructuring charges of $66 million related to the 2014 Restructuring Plan, including $40 million for lease obligations, $20 million for employee-related costs, and $6 million for other associated costs. These costs primarily related to the closure of North American retail stores. The Company also recorded $6 million of charges for accelerated depreciation and impairment of long-lived assets in the first half of 2015, primarily related to the closure of facilities supporting the Company's North American delivery operations.

The table below shows how the restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of goods sold and occupancy costs	$2	$9	$13	$40
Selling, general and administrative	2	14	1	26
Total	$4	$23	$14	$66

Note D — Impairment of Goodwill and Long-Lived Assets

Goodwill

In the fourth quarter of 2015, the Company performed its annual goodwill impairment testing and concluded that no impairment charges were required at that time. In the Company’s Annual Report on Form 10-K for its fiscal year 2015, the Company disclosed that its Europe Online reporting unit, which had $266 million of goodwill as of January 30, 2016, was at an increased risk for future impairment.
As a result of changes in its organizational structure and the centralization of certain functions, in the first quarter of 2016 the Company combined its Europe Online and Europe Contract businesses into a single reporting unit ("Europe Delivery"). In the first quarter of 2016 the Company disclosed that Europe Delivery, which is a component of the Company’s International Operations segment, was at an increased risk for future impairment charges. Europe Delivery had associated goodwill of $630 million as of the second quarter of 2016.
In the second quarter of 2016, based on continued adverse business trends and following changes in the Company’s strategic plans post termination of the proposed Office Depot merger, the Company identified certain factors that now indicated it was more likely than not that the fair value of the Europe Delivery reporting unit was lower than its carrying value. These factors include:

•
Europe Delivery continued to experience operating challenges during the second quarter of 2016, and now expects further challenges in the near to mid-term as a result of delays in its restructuring and transformation activities.

•	Britain’s decision in June 2016 to exit the European Union (“Brexit”) resulted in increased uncertainty in the economic and political environment in Europe.

•
In May 2016, Staples announced a strategic plan under which it will focus on its North American businesses, reducing its emphasis on International Operations. The Company announced it was exploring strategic alternatives for its European operations, and hired outside advisors to evaluate a potential sale of the business.

•
Information obtained in the second quarter during the process of marketing the European business for sale, including the likely absence of strategic buyers and the indications of value received from potential financial buyers.

The Company concluded its European operations do not meet the criteria to be classified as held for sale as of the end of the second quarter of 2016. Based on its consideration of the factors above, the Company concluded it was necessary to perform an interim goodwill impairment test for the Europe Delivery reporting unit pursuant to the guidelines of Accounting Standards Codification ("ASC") Topic 350, "Intangibles - Goodwill and Other".
In the first step of the impairment test, the Company determined the fair value of the reporting unit using a combination of the income and market approaches, specifically the discounted cash flow (“DCF”) and guideline public company methods. In the past the Company has not relied upon the market approach because it believed there was an insufficient number of relevant guideline companies and comparable transactions. As a result of additional information that became available in connection with

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Staples’ current efforts to evaluate a potential sale of its European operations, the Company concluded that the use of a market approach would be appropriate given objective evidence obtained regarding reasonable ranges of market multiples.
The key assumptions and estimates used in the DCF method included:

•
The reporting unit's projections for financial results over a fifteen year period, which reflects management's expectations of the development time for the reporting unit’s online businesses to grow to sufficient scale and replace the legacy catalog businesses.  The reporting unit’s fair value is most sensitive to assumptions related to sales growth and operating profit rates, which represent estimates based on current and projected sales mix, profit improvement opportunities, and market conditions.  The projections used in the current year model also now include estimates of the costs a financial buyer would incur to operate the business on a standalone basis, and reduced savings as a result of the delays in the execution of its restructuring and transformation plans.

•
The discount rate, which is used to measure the present value of the reporting unit’s projected future cash flows, including those relating to the reporting unit's terminal value. The discount rate is based on a weighted-average cost of capital ("WACC") that reflects market and industry data as well as risk factors specific to the reporting unit that are likely to be considered by a market participant.  The WACC represents the Company’s estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

The key assumptions and estimates used in the guideline public company method included:

•
Selection of guideline companies that are reasonably similar to the Europe Delivery reporting unit in terms of industry, financial and risk profiles. The Company concluded there was limited publicly available information related to European companies that are similar in nature to its European operations. Therefore, the Company used large multi-national companies in the guideline public company analysis.

•
Determination of an appropriate market multiple. The Company assessed the business enterprise values of the guideline companies in relation to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company then evaluated an appropriate multiple to apply to its Europe Delivery reporting unit, taking into consideration differences between the guideline companies and the reporting unit in terms of growth trends and profitability.

Based on its review of the valuations indicated by each of the income and market approaches, the Company concluded it was appropriate to weight each approach 50% to determine the valuation of the reporting unit. The resulting fair value of the reporting unit was lower than its carrying value, and therefore the reporting unit failed step one of the impairment test.

In the second step of the impairment test, the Company assigned the reporting unit’s fair value to its individual assets and liabilities, including any unrecognized assets or liabilities, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two for intangible assets were primarily based on the income approach, specifically the multi-period excess earnings and relief from royalty methods. For owned real property, the Company used a combination of the income and market approaches to determine fair value.
The valuation methodologies used in step two incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. Key inputs included expected sales growth rates, customer attrition rates, operating income margins, market-based royalty rates, and discount rates.
Based on the results of the second step in the impairment test, the Company determined that the reporting unit’s $630 million of goodwill was fully impaired, and therefore it recorded an impairment charge of this amount in the second quarter of 2016.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill during the first half of 2016 are as follows (in millions):

	Goodwill at January 30, 2016	2016 Adjustments	2016 Impairments	2016 Disposals	Foreign Exchange Fluctuations	Goodwill at July 30, 2016
North American Commercial	$1,250	$(2)	$—	$(19)	$—	$1,229
North American Stores & Online	657	—	—	—	3	660
International Operations	746	—	(630)	—	9	125
Consolidated	$2,653	$(2)	$(630)	$(19)	$12	$2,014

The Company's International Operations segment had accumulated goodwill impairment charges of $1.81 billion and $1.18 billion as of July 30, 2016 and January 30, 2016, respectively.
As of the end of the second quarter of 2016, the Company was still in the process of evaluating a potential sale of its European operations, as well as other strategic options. Therefore, as of the end of the second quarter the Company concluded that its European operations did not meet the criteria to be classified as held for sale. A decision regarding a potential sale is expected in the third quarter of 2016. If the Company were to conclude in the third quarter of 2016 that its European operations qualified to be classified as held for sale, the Company would expect to record charges at that time, which could be material. As of July 30, 2016 the Company’s European operations had long-lived assets of $318 million which may become impaired at the time the business is classified as held for sale. In the event a transaction is completed, additional charges would be expected related to $0.9 billion that is currently recorded in accumulated other comprehensive income in the Company’s condensed consolidated balance sheet, reflecting cumulative translation losses and potential losses associated with the curtailment and settlement of pension obligations. These balances could change materially depending on, among other factors, the final sale price for the European operations, future changes in foreign exchange rates and market interest rates, the extent and form of disposition of the pension obligations, and the future operating results of the European operations.
Long-Lived Assets

In connection with the Company's North American retail store closure plan (see Note C - Strategic Initiatives, Restructuring and Related Charges), in the second quarter of 2016 the Company recorded long-lived asset impairment charges of $3 million, primarily related to leasehold improvements, fixtures, equipment and other fixed assets at the closing store locations; there were no material impairment charges recorded in the first quarter of 2016.  In the first half of 2015, the Company recorded long-lived asset impairment charges of $1 million related to store closures. These charges relate to the Company's North American Stores & Online segment.

In addition, in the second quarter of 2016 the Company recorded long-lived asset impairment charges of $27 million related to fixed assets at North American and European retail stores that have not been identified for closure. The Company determined the carrying values of these assets were not recoverable from future cash flows, primarily as a result of declining sales. Of this amount, $12 million relates to the North American Stores & Online segment and $15 million relates to the International Operations segment.

The charges related to retail stores were based on measurements of the fair value of the impaired assets derived using the income and market approaches. The measurements determined using the income approach incorporated Level 3 inputs as defined in ASC Topic 820, “Fair Value Measurements and Disclosures”. The Company considered the expected net cash flows to be generated by the use of the assets, as well as the expected cash proceeds from the disposition of the assets, if any.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note E — Sale of Businesses and Assets

In April 2016, Staples entered into an agreement to sell substantially all of the assets and transfer certain liabilities related to its commercial printing solutions business (Staples Print Solutions, or “SPS”) for cash consideration of $85 million, subject to change based on a working capital adjustment. The transaction closed on July 5, 2016. The Company recognized a loss of $48 million on the sale of SPS, of which $32 million and $16 million was recognized in the first and second quarters of 2016, respectively. The loss recognized in the first quarter of 2016 represented a full write-down of the $19 million of goodwill and $13 million of long-lived assets associated with this business unit. The loss is included in (Loss) gain on sale of businesses and assets, net in the condensed consolidated statement of comprehensive income. The Company expects to finalize the working capital adjustment in the third quarter of 2016. SPS was a component of the Company’s North American Commercial segment.

In addition, as a result of the sale of SPS, the Company plans to settle SPS’s pension obligations and terminate its pension plan, the benefits under which were previously frozen. The Company expects to recognize aggregate losses of approximately $17 million to $22 million during the third and fourth quarters of 2016 as the settlements occur.

SPS’s pretax income in the second quarter and first half of 2016 was $5 million and $10 million, respectively. SPS's pretax income in the second quarter and first half of 2015 was $5 million and $12 million, respectively. The table below shows the major classes of SPS’s assets and liabilities at the time of the disposition (in millions):

ASSETS	July 5, 2016
Receivables	$51
Inventories	57
Other assets	4
Total assets	$112

LIABILITIES
Accounts payable and other current liabilities	$12
Total liabilities	$12

During the first half of 2015, the Company sold certain property and equipment, recognizing a net gain of $3 million. The net gain was primarily driven by the sale of a distribution facility in Europe.

Note F— Income Taxes

The Company's effective tax rate in the second quarter and first half of 2016 was 11.3% and 8.6%, respectively, which compares with 35.4% and 32.2% in the second quarter and first half of 2015. The relatively low tax rate in the second quarter and first half of 2016 is primarily attributable to the impact of a $630 million goodwill impairment charge recognized in the second quarter of 2016 related to the Company's Europe Delivery reporting unit (see Note D - Impairment of Goodwill and Long-Lived Assets), the majority of which is not tax deductible.

Note G — Debt and Credit Agreements

The Company has a $1 billion revolving credit facility and a commercial paper program that allows it to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which the revolving credit facility serves as a back-up. See Note F - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for more information on the revolving credit facility and commercial paper program.

During the second quarter of 2016, the Company borrowed and repaid $180 million under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of July 30, 2016. The Company also borrowed under its commercial paper program during the second quarter of 2016. As of July 30, 2016, the Company had $188 million of commercial paper outstanding, with a weighted average remaining maturity of 14 days and a weighted average interest rate of 1.3%. The maximum amount outstanding under the commercial paper program during the second quarter of 2016 was $233 million. Borrowings outstanding under the Company's commercial paper program reduce the borrowing capacity available under the revolving credit facility by a commensurate amount.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note H — Fair Value Measurements

ASC Topic 820, "Fair Value Measurements and Disclosures" establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement), then priority to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market (Level 2 measurement), then the lowest priority to unobservable inputs (Level 3 measurement).

The fair values of cash and cash equivalents, receivables, accounts payable, accrued expenses, other current liabilities and short-term debt approximate their carrying values because of their short-term nature.  The carrying values of the Company's capital lease and commercial paper obligations approximate fair value.

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of July 30, 2016 and January 30, 2016 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	July 30, 2016		January 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$498	$506	$498	$496
January 2023 Notes	497	520	496	488

From time to time, the Company invests in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of July 30, 2016, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet, was $39 million. There were no material money market investments as of January 30, 2016.

There were no other material assets or liabilities measured at fair value.

Note I — Proposed Acquisition of Office Depot

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. On December 7, 2015, the U.S. Federal Trade Commission and Canadian Commissioner of Competition each filed lawsuits against the Company and Office Depot, seeking to block the proposed merger and prevent the acquisition from closing. On May 10, 2016, the U.S. District Court for the District of Columbia granted the Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result Staples and Office Depot terminated the merger agreement on May 16, 2016. Per the terms of the merger agreement, on May 19, 2016 Staples paid Office Depot a $250 million break-up fee.

In connection with the termination of the merger agreement, Staples also terminated the previously announced agreement to sell customer contracts representing more than $550 million of revenue and related assets to Essendant Inc.
In the first half of fiscal 2016 and 2015, the Company incurred expenses of $24 million and $20 million in connection with the proposed transaction, primarily related to professional services associated with seeking regulatory clearances. These amounts are included in selling, general and administrative expense in the consolidated statements of income. The Company also incurred fees and interest related to term loan financing for the transaction, as discussed below.
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

As a result of the termination of the merger agreement, the agreements governing the term loan and commitments for the asset-based revolving credit facility were terminated, and on May 13, 2016 the $2.5 billion par value of the term loan was repaid to the lenders. The receipt of the $2.475 billion of net proceeds and subsequent repayment of the loan at par are not reflected in

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

the condensed consolidated statements of cash flows, given that the proceeds were deposited directly into escrow rather than into the Company's unrestricted cash accounts, and were repaid to the lenders directly from escrow.

The Company paid interest and fees related to these sources of financing of $156 million in the first half of 2016. Of this amount, $91 million was accrued in 2015; $7 million and $39 million were recorded as interest expense in the second quarter and first half of 2016, respectively; and $26 million was recorded as a loss on early extinguishment of debt in the second quarter of 2016, related to the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan. The Company also earned $2 million of interest income on the amounts held in escrow.

During the first half of 2016 the Company made cash payments totaling $66 million into the escrow accounts, representing deposits for the 1.0% OID and for the monthly interest payments related to the term loan. These amounts are included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for the first half of 2016. Of the $156 million of total interest and fees paid during the first half of 2016:

•
$68 million was paid directly from the escrow accounts to the lenders (representing the $66 million paid into escrow plus the $2 million of interest income earned on the funds held therein). Because these payments were made directly from escrow, they are considered non-cash operating activities that are not reflected in the condensed consolidated statements of cash flows.

•
$88 million was paid from Staples unrestricted cash accounts. This amount is reflected in the Operating activities section of the condensed consolidated statement of cash flows for the first half of 2016.

There were no amounts remaining in escrow as of July 30, 2016.

Note J — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized $16 million and $33 million in compensation expense for the second quarter and first half of 2016, respectively, and $17 million and $34 million in compensation expense for the second quarter and first half of 2015, respectively. As of July 30, 2016, Staples had $102 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through July 2019.

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.

Restricted shares
The following table summarizes the activity during the first half of 2016 related to Restricted Shares:

	Restricted Shares (1)
	Number of Shares (Millions)	Weighted Average Grant Date Fair Value per Share
Outstanding at January 30, 2016	7	$13.84
Granted	7	8.17
Vested	(3)	13.74
Canceled	(1)	13.39
Outstanding at July 30, 2016	10	$10.07

(1)	Excludes performance share awards.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Performance shares

The Company has entered into performance share arrangements with certain executives. Each arrangement covers a three year performance period. Payout under these arrangements may range from 25% to 200% of target for each performance metric, depending on actual performance. Any award earned based on performance achieved may be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any, will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
For the arrangements entered into in April 2016, vesting is based on cumulative performance over a three year period comprising fiscal years 2016 to 2018, and is 50% based on achieving certain operating income growth targets and 50% based on achieving certain return on net assets percentage targets. As of July 30, 2016, the aggregate target number of shares for this award is 1 million, net of forfeitures, with a grant-date fair value of $9 million.
For the arrangements entered into in April of 2013 and March of 2014 and March of 2015, vesting for these awards is based on performance achieved in each fiscal year, with metrics established at the beginning of each year, and is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. The following summarizes activity related to these awards during the first half of 2016:

•
April 2013 award: Upon completion of the three-year performance period, in April 2016 a total of 0.8 million shares were issued on a fully vested basis, which reflects a 25% reduction related to the TSR multiplier.

•
March 2014 and 2015 awards: For the tranches related to the fiscal 2016 performance period, the aggregate target number of shares is 0.9 million with a grant date fair value of $7 million, both net of forfeitures, as of July 30, 2016.

Stock options
No stock options were granted during the first half of 2016. During the first half of 2016 no stock options were exercised.

Employee Stock Purchase Plan

Staples offers its associates the opportunity for share ownership pursuant to the Amended and Restated Employee Stock Purchase Plan. During the first half of 2016 and 2015, the Company issued 2.1 million shares and 1.3 million shares, respectively, pursuant to this plan.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the second quarter and first half of 2016 and 2015 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following tables present a summary of the total net periodic (benefit) cost recorded in the condensed consolidated statement of comprehensive income for the second quarter and first half of 2016 and 2015 related to the plans (in millions):

	13 Weeks Ended July 30, 2016
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$1
Interest cost	6	—
Expected return on plan assets	(13)	—
Amortization of unrecognized losses and prior service costs	4	—
Total cost	$—	$1

	13 Weeks Ended August 1, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$4	$—
Interest cost	7	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	4	—
Total cost	$—	$1

	26 Weeks Ended July 30, 2016
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$6	$1
Interest cost	11	1
Expected return on plan assets	(25)	—
Amortization of unrecognized losses and prior service costs	7	1
Total (benefit) cost	$(1)	$3

	26 Weeks Ended August 1, 2015
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$9	$—
Interest cost	13	2
Expected return on plan assets	(29)	—
Amortization of unrecognized losses and prior service costs	7	—
Total cost	$—	$2

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in Accumulated other comprehensive loss ("AOCL") for the first half of 2016 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 30, 2016	$(792)	$(324)	$(1,116)
Foreign currency translation adjustment	40	—	40
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0)	—	8	8
Balance at July 30, 2016	$(752)	$(316)	$(1,068)

There were no material amounts reclassified from accumulated other comprehensive loss into net income during the first quarter or first half of 2016 and 2015.

Other items

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during first half of 2016 and 2015 related solely to foreign currency translation adjustments.

The Company plans to balance its allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities. The remaining authorization under the Company's existing share repurchase program is $373 million.

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2016 and 2015 is as follows (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net (loss) income	$(766)	$36	$(725)	$95

Denominator:
Weighted-average common shares outstanding	648	641	647	640
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	—	6	—	6
Weighted-average common shares outstanding assuming dilution	648	647	647	646

Basic Earnings Per Common Share	$(1.18)	$0.06	$(1.12)	$0.15

Diluted Earnings Per Common Share	$(1.18)	$0.06	$(1.12)	$0.15

For the second quarter and first half of 2016, approximately 31 million and 34 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as the Company has recorded net losses for those periods. For the second quarter and first half of 2015, approximately 19 million and 21 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note N — Segment Reporting

Staples has three reportable segments: North American Commercial, North American Stores & Online and International Operations.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the second quarter and first half of 2016 and 2015 (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	Sales
North American Commercial	$2,044	$2,049	$4,160	$4,157
North American Stores & Online	1,987	2,108	4,234	4,479
International Operations	721	780	1,459	1,562
Total segment sales	$4,752	$4,937	$9,853	$10,198

	Business Unit Income (Loss)
North American Commercial	$146	$138	$294	$272
North American Stores & Online	12	28	74	103
International Operations	(14)	(22)	(32)	(42)
Business unit income	144	144	336	333
Merger termination fee	(250)	—	(250)	—
Stock-based compensation	(16)	(17)	(33)	(34)
Impairment of goodwill and long-lived assets	(660)	(1)	(660)	(23)
Litigation costs	(16)	—	(16)	—
Restructuring charges and costs related to strategic plans	(11)	(24)	(21)	(69)
(Loss) gain related to sale of businesses and assets, net	(16)	—	(49)	3
Interest and other expense, net	(13)	(36)	(50)	(50)
Loss on early extinguishment of debt	(26)	—	(26)	—
Merger-related costs	—	(10)	(24)	(20)
(Loss) income before income taxes	$(864)	$56	$(793)	$140

Note O — Commitments and Contingencies

The Company has investigated, with the assistance of outside experts, a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The investigation determined that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting its clients. The malware was designed to capture data that end users input on the photosites. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. PNI took prompt steps to contain the incident, including disabling the retailer photosites or online payment transactions for a period while the incident was being investigated, and to further enhance the security of its retailer customers' data. To date the Company has incurred incremental expenses of $18 million related to the incident. The expenses reflect professional service fees incurred by the Company and claims by PNI's retailer customers. Additional losses and expenses relating to the incident are probable; however, at this stage, the Company does not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits that have been filed, and further class action lawsuits that may be filed, in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; investigation costs; remediation costs; and legal fees. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

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

In 2013 the Company completed the sale of its European Printing Systems Division ("PSD"), recognizing a preliminary loss on disposal of $81 million that is subject to the impact of a working capital adjustment to the purchase price. On April 22, 2015, the purchaser commenced litigation in Amsterdam District Court claiming that it was entitled to a purchase price adjustment of €60 million. On April 22, 2015, the Company made a payment to the purchaser of approximately €4 million (the amount of the purchase price adjustment it believed was appropriate) and the purchaser reduced its claim accordingly. The purchaser further reduced its claim to €52 million in response to expert reports submitted by the Company in the court case. The court held a hearing on December 1, 2015, and on January 13, 2016, it issued a judgment rejecting the purchaser's claims in their entirety and awarding costs to the Company. The purchaser filed a notice of appeal on February 15, 2016, which the Company intends to vigorously defend. The Court has scheduled a hearing on the appeal for September 14, 2016. If the purchaser prevails on appeal, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

In 2012, plaintiff Bobby Dean Nickel filed an employment discrimination lawsuit against the Company and its subsidiary, Staples Contract & Commercial, Inc. The lawsuit alleged that Nickel’s 2011 termination was based on his age (over 40).  In August 2013, the trial court denied summary judgment on the age discrimination claim, but granted it as to all other claims.  On February 26, 2014, after trial, the jury returned a verdict in plaintiff’s favor, awarding him approximately $3 million in compensatory damages and approximately $22 million in punitive damages.  The Company filed a series of post-trial motions asking the trial court to vacate the jury verdict and order a new trial or, if the verdict is not vacated, to reduce the amount of damages awarded through the process of remittitur.  The trial court granted judgment notwithstanding the verdict as to the punitive damages assessed against Staples, Inc., reducing the total judgment to approximately $16 million. The trial court also awarded Nickel approximately $1 million in attorneys’ fees and costs.  The Company filed an appeal with the California Court of Appeal in November 2015 and the matter was heard in April 2016.  On May 26, 2016, the Court of Appeal ruled against the Company, and subsequently denied the Company’s Request for Rehearing.  On July 5, 2016, Staples filed a Petition for Review with the California Supreme Court.  On July 19, 2016, Nickel filed his Answer to the Petition for Review and on July 28, 2016, Staples filed its Reply to Nickel’s Answer to the Petition for Review.  The Supreme Court denied the petition for review on August 10, 2016.  The total amount of the estimated loss to date, including interest, but excluding Nickel’s attorney’s fees and costs on appeal, is approximately $21 million, which has been accrued for as of July 30, 2016.

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for our estimated significant liabilities that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves. The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the condensed consolidated financial statements as of July 30, 2016 would have a material adverse effect on its business, results of operations or financial condition, or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, our ability to meet the changing needs of our customers; our ability to successfully transform our business; industry, operating and competitive pressures and global economic conditions, including their impact on prices and demand for our products and services, our financial condition and our results of operations; risks related to international operations and fluctuations in foreign exchange rates, including as a result of the uncertainty related to Britain's decision in 2016 to exit the European Union; compromises of our information security; changes in our effective tax rate; our ability to retain qualified employees; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; and factors referenced under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our second quarter of 2016 results, as compared to the results for the second quarter of 2015, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $4.8 billion in sales, a decrease of 3.7%;

•	North American Commercial sales decreased 0.2% and business unit income rate increased to 7.1% from 6.7%;

•	North American Stores & Online sales decreased 5.7% and business unit income rate decreased to 0.6% from 1.3%;

•	International Operations sales decreased 7.5% while business unit loss rate was (1.9%) compared with (2.8%);

•
Net (loss) income for the second quarter of 2016 was $(766) million compared with $36 million for the second quarter of 2015. Loss per share was $1.18 in the second quarter of 2016 compared to income per diluted share of $0.06 in the second quarter of 2015;

•
Net loss for the second quarter of 2016 reflects pre-tax charges of $660 million for impairment of goodwill and long-lived assets, $283 million of merger-related costs, a loss of $16 million related to the sale of our Staples Print Solutions business, $16 million of costs related to litigation, and $11 million of costs related to our strategic plans.

•
Non-GAAP net income was $79 million for the second quarter of 2016 compared with $76 million for the second quarter of 2015. Non-GAAP earnings per diluted share was $0.12 in both the second quarter of 2016 and the second quarter of 2015.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the third quarter of 2016, we expect sales to decrease versus the third quarter of 2015. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.32 to $0.35 for the third quarter of 2016. Our earnings guidance excludes potential charges related to our strategic plans, including restructuring and related initiatives as well as the ongoing exploration of strategic alternatives for our European operations. For the full year 2016, we expect to generate approximately $600 million of free cash flow, excluding the after-tax impact to operating cash flow of approximately $340 million of charges associated with financing for the proposed acquisition of Office Depot and costs associated with the termination of the Office Depot merger agreement. Our guidance reflects the following material trends, events, uncertainties and strategic actions:

•
We operate a portfolio of businesses. We plan to accelerate growth in Staples Business Advantage, our North American contract business, where we have momentum and best in class offerings to build on. At the same time we are focused on maximizing profitability and reducing risk in our underperforming North American retail and European businesses.

•
Our guidance assumes that we will close at least 50 retail stores in North America in 2016 as an extension of our store closure plan announced in 2014, in light of ongoing declines in comparable store sales. We will evaluate our remaining store portfolio on an ongoing basis as performance and market conditions change.

•	We plan to accelerate growth in our delivery businesses, focusing on providing services and products beyond office supplies that are targeted toward mid-market business customers.

•
We have experienced ongoing weakness in our European businesses, which we expect to continue. We are currently exploring strategic alternatives for our European operations. The strategic actions that are ultimately taken (if any) may trigger the recognition of additional charges, as discussed in Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements. Any additional charges are not reflected in our guidance.

•
Our profitability is affected by changes in the mix of products and services we sell, and the prices at which we sell them. We plan to preserve profitability through reducing product costs, optimizing promotions, increasing the mix of Staples Brand products, and reducing operating expenses, which we expect will generate approximately $300 million of annualized pre-tax cost savings by the end of 2018. The profit improvement anticipated in 2016 under these initiatives has been reflected in our guidance.

Termination of Office Depot Merger Agreement
On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. On December 7, 2015, the U.S. Federal Trade Commission and Canadian Commissioner of Competition each filed lawsuits against the Company and Office Depot, seeking to block the proposed merger and prevent the acquisition from closing. On May 10, 2016, the U.S. District Court for the District of Columbia granted the Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result Staples and Office Depot terminated the merger agreement on May 16, 2016. See Note I - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements for information related to costs associated with terminating the merger agreement and interest and fees associated with the related financing agreements.

Non-GAAP Measures

In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for net income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures help management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our strategic and restructuring plans, and the potential related impact on cash flow, cannot be reasonably estimated.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in millions, except per share data):

	13 Weeks Ended
	July 30, 2016
	GAAP	Impairment of goodwill and long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross Profit	$1,192	$—	$—	$—	$—	$4	$1,196

Operating (loss) income	(825)	660	250	16	16	11	128
Interest and other expense, net	13	—	(7)	—	—	—	6
Loss on early extinguishment of debt	26	—	(26)	—	—	—	—
(Loss) income before income taxes	(864)						122

Income tax (benefit) expense	(98)						(98)
Adjustments	—						141
Adjusted income tax (benefit) expense	(98)						43

Net (loss) income	$(766)						$79

Effective tax rate	11.3%						35.5%

(Loss) income per common share:
Basic earnings per common share	$(1.18)						$0.12
Diluted earnings per common share	$(1.18)						$0.12

Weighted average common shares outstanding	648						648
Effect of dilutive securities	—						4
Weighted average common shares outstanding assuming dilution	648						652

	26 Weeks Ended
	July 30, 2016
	GAAP	Impairment of goodwill and long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross profit	$2,480	$—	$—	$—	$—	$4	$2,484

Operating (loss) income	(717)	660	274	49	16	21	303
Interest and other expense, net	50	—	(37)	—	—	—	13
Loss on early extinguishment of debt	26	—	(26)	—	—	—	—
(Loss) income before income taxes	(793)						290

Income tax (benefit) expense	(68)						(68)
Adjustments	—						171
Adjusted income tax (benefit) expense	(68)						103

Net (loss) income	$(725)						$187

Effective tax rate	8.6%						35.5%

(Loss) income per common share:
Basic earnings per common share	$(1.12)						$0.29
Diluted earnings per common share	$(1.12)						$0.29

Weighted average common shares outstanding	647						647
Effect of dilutive securities	—						4
Weighted average common shares outstanding assuming dilution.	647						651

	13 Weeks Ended
	August 1, 2015
	GAAP	Restructuring charges	Impairment of long lived assets & accelerated depreciation	Merger-related costs	Non-GAAP
Operating income	$92	$23	$1	$10	126
Interest and other expense, net	36	—	—	24	12
Income before income taxes	56				114

Income tax expense	20				20
Adjustments	—				18
Adjusted income tax expense	20				38

Net income	$36				$76

Effective tax rate	35.4%				33.5%

Diluted earnings per common share	$0.06				$0.12

	26 Weeks Ended
	August 1, 2015
	GAAP	Restructuring charges	Impairment of long-lived assets & accelerated depreciation	Gain on sale of assets, net	Merger-related costs	Non-GAAP
Operating income	$190	$64	$28	$(3)	$20	299
Interest and other expense, net	50	—	—	—	28	22
Income before income taxes	140					277

Income tax expense	45					45
Adjustments	—					48
Adjusted income tax expense	45					93

Net income	95					184

Effective tax rate	32.2%					33.5%

Diluted earnings per common share	$0.15					$0.28

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

Consolidated Performance

Second Quarter of 2016 Compared to the Second Quarter of 2015

Sales:  Sales for the second quarter of 2016 were $4.8 billion, a $185 million or 3.7% decrease from the second quarter of 2015.  The sales decline was primarily driven by a 5% decrease in North American comparable store sales, a 1% unfavorable impact from changes in foreign exchange rates, and an approximate 1% negative impact associated with store closures in North America. Sales were flat for North American Commercial, reflecting a 1% unfavorable impact from the sale of Staples Print Solutions. Staples.com sales increased 1% compared with the second quarter of 2015. Declines in ink and toner, office supplies, paper and business machines and technology accessories were partly offset by growth in promotional products, computers, breakroom supplies and facilities supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.1% for the second quarter of 2016 compared to 25.6% for the second quarter of 2015, a decrease of 53 basis points. This decrease was primarily driven by lower gross margin rates in North American Commercial and the unfavorable impact of lower sales on fixed expenses. Gross profit for the second quarter of 2016 also reflects the impact of $4 million of charges related to exiting certain product categories in our North American retail stores.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $54 million or 4.8% from the second quarter of 2015 to the second quarter of 2016. The decrease was primarily driven by lower labor costs due to headcount reductions and store closures and lower marketing expense, partially offset by $16 million of costs related to litigation and $6 million of costs incurred in connection with exploring strategic alternatives for our European operations. Selling, general and administrative expense for the second quarter of 2015 included $10 million of costs associated with our proposed acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 22.7% in the second quarter of 2016 compared with 22.9% in the second quarter of 2015.

Impairment of Goodwill and Long-Lived Assets: See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the second quarters of 2016 and 2015, including the $630 million goodwill impairment charge we recognized in the second quarter of 2016 related to our Europe Delivery reporting unit.

Restructuring and Related Charges: See Note C - Strategic Initiatives, Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the second quarters of 2016 and 2015.

(Loss) Gain Related to Sale of Business and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the loss recognized in the second quarter of 2016.

Other Income (Expense), Net: Other income (expense), net was income of $4 million in the second quarter of 2016 compared to an expense of $2 million for the second quarter of 2015. The change reflects investment gains associated with our supplemental executive retirement plan in the second quarter of 2016, as well as reduced foreign exchange losses in the second quarter of 2016 compared with the second quarter of 2015.

Interest Expense: Interest expense decreased to $18 million for the second quarter of 2016 from $35 million for the second quarter of 2015.  Interest expense during the second quarter of 2016 and 2015 reflected interest and fees of $7 million and $24 million, respectively, related to financing arrangements associated with our proposed acquisition of Office Depot (see Note I - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Loss on Early Extinguishment of Debt: In May 2016 we terminated the term loan agreement associated with our proposed acquisition of Office Depot and repaid the $2.5 billion par value of the loan, the net proceeds for which had been held in escrow. The $26 million loss on early extinguishment of debt in the second quarter of 2016 represents the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan.

Income Taxes:  Our effective tax rate was 11.3% in the second quarter of 2016 compared with 35.4% in the second quarter of 2015. The primary driver of the relatively low tax rate in the second quarter of 2016 was the $630 million goodwill impairment charge related to our Europe Delivery reporting unit, the majority of which is not tax deductible. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 35.5% in the second quarter of 2016 and 33.5% the second quarter of 2015. The increase in our non-GAAP effective tax rate in the second quarter of 2016 compared with the prior year quarter is primarily due to changes in the geographic mix of earnings.

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

First Half of 2016 Compared to the First Half of 2015

Sales:  Sales for the first half of 2016 were $9.9 billion, a $345 million or 3.4% decrease from the first half of 2015.  The sales decline was primarily driven by a 5% decrease in North American comparable store sales, a 1% unfavorable impact from changes in foreign exchange rates, and an approximate 1% negative impact associated with store closures in North America. Sales were flat for North American Commercial, reflecting a 1% unfavorable impact from the sale of Staples Print Solutions and foreign exchange rates. Sales were also flat for Staples.com, but increased 1% in local currency. Declines in ink and toner, office supplies, paper, and business machines and technology accessories were partly offset by growth in promotional products, facilities supplies, breakroom supplies and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.2% for the first half of 2016 compared to 25.6% for the first half of 2015, a decrease of 42 basis points. This decrease was primarily driven by lower gross margin rates in North American Commercial and the unfavorable impact of lower sales on fixed expenses, partly offset by improved gross margin rates in North American retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $104 million or 4.5% from the first half of 2015 to the first half of 2016. The decrease was primarily driven by lower labor costs due to headcount reductions and stores closures and lower marketing expense, partially offset by $24 million of costs associated with our proposed acquisition of Office Depot, $16 million of costs related to litigation, and $6 million of costs incurred in connection with exploring strategic alternatives for our European operations. Selling, general and administrative expense for the first half of 2015 included $20 million of costs associated with our proposed acquisition of Office Depot, as well as $5 million of accelerated depreciation related to restructuring activities. As a percentage of sales, selling, general and administrative expenses were 22.3% in the first half of 2016 compared with 22.6% for the first half of 2015.

Impairment of Goodwill and Long-Lived Assets: See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized during the first half of 2016 and 2015.

Restructuring Charges: See Note C - Strategic Initiatives, Restructuring and Related Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized during the first half of 2016 and 2015.

(Loss) Gain on Sale of Businesses and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the gains and losses recognized in the first half of 2016 and 2015.

Other Income (Expense), Net: Other income (expense), net was income of $7 million for the first half of 2016 compared to an expense of $1 million for the first half of 2015. The increased income in the first half of 2016 compared with the prior year was primarily due to increased investment gains associated with our supplemental executive retirement plan.

Interest Expense: Interest expense increased to $60 million for the first half of 2016 from $51 million for the first half of 2015.  Interest expense during the first half of 2016 and 2015 reflected interest and fees of $37 million and $28 million, respectively, related to financing arrangements associated with our proposed acquisition of Office Depot (see Note I in the Notes to the Condensed Consolidated Financial Statements).

Income Taxes:  Our effective tax rate was 8.6% in the first half of 2016 compared with 32.2% in the first half of 2015.
The primary driver of the relatively low tax rate in the first half of 2016 was the $630 million goodwill impairment charge related to our Europe Delivery reporting unit, which is not tax deductible. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 35.5% in the first half of 2016 and 33.5% the first half of 2015 . The increase in our non-GAAP effective tax rate in the second half of 2016 compared with the prior year is primarily due to changes in the geographic mix of earnings.

Segment Performance

We have three reportable segments: North American Commercial, North American Stores & Online and International Operations. See Note N - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements for a reconciliation of business unit income to income before income taxes.

Second Quarter of 2016 Compared to the Second Quarter of 2015

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2016 and 2015:

	(Amounts in millions) 13 Weeks Ended		July 30, 2016	August 1, 2015
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	July 30, 2016	August 1, 2015
Sales:
North American Commercial	$2,044	$2,049	(0.2)%	2.6%
North American Stores & Online	1,987	2,108	(5.7)%	(7.6)%
International Operations	721	780	(7.5)%	(17.2)%
Total Sales	$4,752	$4,937	(3.7)%	(5.4)%

	(Amounts in millions) 13 Weeks Ended		July 30, 2016	August 1, 2015
	July 30, 2016	August 1, 2015	% of Sales	% of Sales
Business Unit Income (Loss):
North American Commercial	$146	$138	7.1%	6.7%
North American Stores & Online	12	28	0.6%	1.3%
International Operations	(14)	(22)	(1.9)%	(2.8)%

North American Commercial:  Sales decreased by $5 million or 0.2% for the second quarter of 2016. The decrease was primarily due to the sale of Staples Print Solutions and a $5 million negative impact from changes in foreign exchange rates, partially offset by organic growth in Staples Business Advantage, our North American contract business. Decreased sales of ink and toner, office supplies and paper were partially offset by increased sales of facilities supplies, promotional products and food and breakroom supplies.

Business unit income as a percentage of sales increased to 7.1% for the second quarter of 2016 from 6.7% for the second quarter of 2015. This increase was primarily driven by lower labor costs, partially offset by lower gross margin rate.

North American Stores & Online: Sales decreased by $121 million or 5.7% for the second quarter of 2016. This decrease was driven by a 5% decline in comparable stores sales resulting primarily from lower customer traffic in the U.S., an approximate 1% negative impact from store closures, and a $17 million negative impact from changes in foreign exchange rates. Sales for Staples.com increased 1% in both U.S. dollars and on a local currency basis. Comparable sales, which combines comparable store sales and Staples.com growth excluding the impact of foreign exchange rates, declined 4%. Declines in ink and toner, business machines and technology accessories and office supplies were partially offset by growth in computers.

Business unit income as a percentage of sales decreased to 0.6% for the second quarter of 2016 from 1.3% for the second quarter of 2015. The decrease was driven by the negative impact of lower sales on fixed costs in retail stores, partially offset by improved profitability in Staples.com.

International Operations:  Sales decreased by $59 million or 7.5% for the second quarter of 2016. The decrease was driven by a decline in our European delivery businesses, a $28 million unfavorable impact from foreign exchange rates and a 12% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic. These declines were partially offset by continued growth in our contract business in China.

Business unit loss as a percentage of sales was (1.9)% for the second quarter of 2016 compared to (2.8)% for the second quarter of 2015. The reduced rate of loss was primarily driven by improved profitability in Europe.

First Half of 2016 Compared to the First Half of 2015

The following tables provide a summary of our sales and business unit income by reportable segment for the first half of 2016 and 2015:

	(Amounts in millions) 26 Weeks Ended		July 30, 2016	August 1, 2015
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	July 30, 2016	August 1, 2015
Sales:
North American Commercial	$4,160	$4,157	0.1%	2.6%
North American Stores & Online	4,234	4,479	(5.5)%	(8.9)%
International Operations	1,459	1,562	(6.6)%	(18.0)%
Total segment sales	$9,853	$10,198	(3.4)%	(6.2)%

	(Amounts in millions) 26 Weeks Ended		July 30, 2016	August 1, 2015
	July 30, 2016	August 1, 2015	% of Sales	% of Sales
Business Unit Income (Loss):
North American Commercial	$294	$272	7.1%	6.5%
North American Stores & Online	74	103	1.7%	2.3%
International Operations	(32)	(42)	(2.2)%	(2.7)%

North American Commercial:  Sales increased by $3 million or 0.1% for the first half of 2016. The increase was primarily due to organic growth in our North American contract business, partially offset by the impact of divesting Staples Print Solutions and a $12 million negative impact from changes in foreign exchange rates. Increased sales of facilities supplies, breakroom supplies, copy and print and computers were partially offset by decreased sales of ink and toner, office supplies and paper.

Business unit income as a percentage of sales was 7.1% for the first half of 2016 compared to 6.5% for the first half of 2015. This increase was primarily driven by lower labor costs and marketing expense, partially offset by lower gross margin rate.

North American Stores & Online: Sales decreased by $245 million or 5.5% for the first half of 2016. This decrease was driven by a 5% decline in comparable stores sales resulting primarily from lower customer traffic in the U.S., an approximate 2% negative impact from store closures, and a $46 million negative impact from changes in foreign exchange rates. Sales were flat in Staples.com in U.S. dollars and up 1% in local currency. Comparable sales declined 3%. The sales decrease reflects declines in business machines and technology accessories, ink and toner and computers and mobility.

Business unit income as a percentage of sales declined to 1.7% for the first half of 2016 from 2.3% for the first half of 2015. The decrease was primarily driven by the negative impact of lower sales on fixed costs, partially offset by labor savings related to headcount reductions, increased gross margin rate in retail, and lower marketing expense in Staples.com.

International Operations:  Sales decreased by $103 million or 6.6% for the first half of 2016. The decrease was driven by a decline in our European delivery businesses, a $47 million unfavorable impact from foreign exchange rates and an 11% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic. These declines were partially offset by continued growth in our contract business in China.

Business unit loss as a percentage of sales was 2.2% for the first half of 2016 compared to 2.7% for the first half of 2015.  The reduced rate of loss was driven by improved profitability in Europe and, to a lesser extent, China.

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

In our Annual Report, we disclosed that our Europe Online reporting unit, which had $266 million of goodwill as of January 30, 2016, was at an increased risk for future impairment charges. In our Form 10-Q for the first quarter of 2016, we disclosed that we combined our Europe Online and Europe Contract businesses into a single reporting unit ("Europe Delivery") with aggregate goodwill of $647 million as of April 30, 2016, and stated that the Europe Delivery reporting unit was at an increased risk for future impairment charges. In the second quarter of 2016, based on continued adverse business trends and following changes in the Company’s strategic plans post termination of the proposed Office Depot merger, we concluded that certain factors now indicated it was more likely than not that the fair value of the Europe Delivery reporting unit was lower than its carrying value, and accordingly we performed an interim goodwill impairment test for this reporting unit. As a result of this test, we recorded a goodwill impairment charge of $630 million in the second quarter of 2016, representing the full amount of goodwill associated with this reporting unit at the time of the test. See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the indicators of impairment for this reporting unit, as well as the valuation approaches used by management and the related key assumptions and estimates in steps one and two of the impairment test. The goodwill impairment test incorporated a significant amount of judgment on the part of management, including significant estimates and assumptions relating to projected long-term rates of growth, customer attrition, and profitability; selection of guideline companies and market multiples; market-based royalty rates; market values of real property; and discount rates.

The Company’s U.S. Stores & Staples.com reporting unit (“USS&O”) had $629 million of associated goodwill as of the end of the second quarter of 2016. The Company’s retail stores in the U.S. have continued to experience declines in sales and profits due to changes in customer buying patterns, with customers increasingly shopping at online retailers. In addition, growth for Staples.com has been weaker than expected. The Company continues to undertake initiatives to improve the productivity of its retail stores in the U.S. and increase customer traffic and conversion at Staples.com, while pursuing cost savings opportunities. However, as a result of our consideration of these trends, as of the end of the second quarter of 2016 we have concluded that the USS&O reporting unit is at an increased risk for future goodwill impairment charges.

In our Annual Report, we also disclosed that our China and Australia reporting units, which have $75 million and $50 million of goodwill as of July 30, 2016, respectively, were at an increased risk for future impairment charges. We continue to monitor these reporting units during 2016.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $11 million for the first half of 2016 compared to cash provided of $300 million for the first half of 2015, a decrease of $311 million.  The decrease was primarily driven by the payment of the $250 million merger termination fee to Office Depot, and the payment of $88 million of interest and fees related to the financing agreements associated with the proposed merger.

Cash used in investing activities was $85 million for the first half of 2016 compared to $151 million for the first half of 2015, a decrease of $66 million. In the first half of 2016, we received net proceeds of $83 million related to the sale of our Staples Print Solutions business. Also in the first half of 2016, in connection with financing arrangements associated with our proposed acquisition of Office Depot, we transferred $66 million of cash into escrow accounts, which was disbursed directly to the lenders and underwriters as payment of interest and fees incurred.

Cash provided by financing activities was $29 million for the first half of 2016 compared to cash used of $158 million for the first half of 2015, an increase of $187 million. In the first half of 2016 we borrowed a net $188 million under our commercial paper program. We also borrowed and repaid $180 million under our revolving credit facility during the first half of 2016. We paid quarterly cash dividends of $0.12 per share in both the first half of 2016 and 2015, for an aggregate payment of $155 million in the first half of 2016 compared with $153 million in the first half of 2015.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At July 30, 2016, we had approximately $1.67 billion in total cash and funds available through credit agreements, which consisted of $894 million of available credit (net of $188 million of outstanding commercial paper) and $775 million of cash and cash equivalents.

Of the $775 million in cash and cash equivalents, approximately $481 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use these cash and cash equivalents to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Our available credit includes $1 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We also have a commercial paper program that allows us to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which our $1 billion revolving credit facility serves as a back-up. Borrowings outstanding under our commercial paper program reduce the borrowing capacity available under our revolving credit facility by a commensurate amount. In the second quarter of 2016 we borrowed under both our revolving credit facility and commercial paper program. With respect to our revolving credit facility, the maximum amount outstanding during the second quarter of 2016 was $180 million, and there were no balances outstanding as of July 30, 2016. As of July 30, 2016, $188 million of commercial paper was outstanding, with a weighted average remaining maturity of 14 days and a weighted average interest rate of 1.3%. The maximum amount outstanding under our commercial paper program during the second quarter of 2016 was $233 million. We did not borrow under our revolving credit facility or commercial paper program during the first quarter of 2016. See Note F- Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for more information on our revolving credit facility and commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $85 million. At July 30, 2016, we had outstanding borrowings and letters of credit of $3 million, leaving $82 million of available credit at that date.

During the first half of 2016, we entered into $5 million of capital lease obligations.

A summary, as of July 30, 2016, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	July 30, 2016
	Available Credit		Debt Outstanding
January 2018 Notes	$—		$498
January 2023 Notes	—		497
Revolving Credit Facility	1,000	*	—
Commercial paper	—		188
Other lines of credit	85		3
Capital lease obligations and other notes payable	—		36
Total	$1,085	*	$1,222
 * Available credit is reduced by the $188 million of commercial paper outstanding.

At July 30, 2016, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report.

We do not have any off-balance sheet financing arrangements as of July 30, 2016, nor did we utilize any during the first half of 2016.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We did not repurchase any shares in the first half of 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities. We consider many types of acquisitions for their strategic and other benefits. We plan to focus on acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies.

We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid a dividend of $0.12 per share during the second quarter of 2016, and we expect the total value of quarterly cash dividend payments for fiscal 2016 to be $0.48 per share. While it is our intention to continue to pay quarterly cash dividends for 2016 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect a moderate decrease in capital spending in 2016 compared with 2015 as we focus spending on strategic priorities. We expect that operating cash flows will be the primary source of funds for our capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In our 2015 Annual Report on Form 10-K, we disclosed that on February 2, 2016 we had borrowed $2.5 billion under a variable rate term loan agreement in connection with our planned acquisition of Office Depot, with the proceeds deposited into escrow accounts pending the closing of the acquisition. As a result of the termination of our merger agreement with Office Depot, the agreements governing the term loan were terminated, and on May 13, 2016 the $2.5 billion par value of the term loan was repaid to the lenders (see Note I - Proposed Acquisition of Office Depot in the Notes to the Consolidated Financial Statements). At July 30, 2016, there have been no other material changes to the interest rate and foreign exchange risk information disclosed in our 2015 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of July 30, 2016, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 30, 2016, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.  Risk Factors

The risks described below, as well as those risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "Form 10-K") and our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Risks Related to the Business

We have recognized a significant goodwill impairment charge, and may be required to recognize additional goodwill impairment charges in the future.

We recognized a $630 million goodwill impairment charge in the second quarter of 2016 related to our Europe Delivery reporting unit, which reflects continued adverse business trends and changes in our strategic plans following the termination of our proposed merger with Office Depot. At July 30, 2016, we had $2.0 billion of goodwill remaining on our balance sheet. In the second quarter of 2016, we disclosed that our U.S. Stores & Staples.com reporting unit, which had $629 million of associated goodwill as of the end of the second quarter of 2016, is at an increased risk for future goodwill impairment charges due to declining store sales and weaker than expected growth in Staples.com. We also disclosed that we continue to monitor our China and Australia reporting units, which have $75 million and $50 million of goodwill as of July 30, 2016, respectively.

In addition to these specific risks, certain factors, including consumer and business spending levels, industry and macroeconomic conditions, the price of our stock and the future profitability of our businesses might have a negative impact on the carrying value of our goodwill. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. If the business climate deteriorates, if our plans change or if we fail to manage our restructuring activities successfully, then actual results may not be consistent with these judgments, assumptions and estimates, and additional goodwill impairment charges may be required in future periods. This could have an adverse impact on our financial position and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during the first half of 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities.

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

STAPLES, INC.

Date:	August 17, 2016	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1^
Amendment No. 1 to Credit Agreement, dated as of May 16, 2016, by and among the Company, Bank of America, N.A. and certain lenders named therein. Filed as Exhibit 10.1 to the Company's Form 8-K filed on May 16, 2016.

10.2^
Amendment to Amendment No. 1 to Credit Agreement, dated as of May 16, 2016, by and among the Company, Bank of America, N.A. and certain lenders named therein. Filed as Exhibit 10.2 to the Company's Form 8-K filed on May 16, 2016.

10.3^	Termination Agreement, dated as of May 16, 2016, by and among the Company, Office Depot, Inc. and Staples AMS, Inc. Filed as Exhibit 10.3 to the Company's Form 8-K filed on May 16, 2016.
10.4^
Amendment to Second Amended and Restated Commitment Letter, dated as of May 10, 2016, by and among the Company, Bank of America, N.A. and the other commitment parties named therein. Filed as Exhibit 10.4 to the Company's Form 8-K filed on May 16, 2016.

10.5*^	Letter Agreement, dated June 13, 2016, by and between the Company and Shira Goodman. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 15, 2016.
10.6*^	Letter dated June 15, 2016, from the Company to Shira Goodman. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 15, 2016.
10.7*+	Non-Management Director Compensation Summary.
10.8*^	Letter Agreement dated May 31, 2016 between Staples, Inc. and Ronald L. Sargent. Filed as Exhibit 99.1 to the Company's Form 8-K filed on May 31, 2016.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.

^	An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+	Filed herewith.

++	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.