Form 10-Q
period 2016-10-29
STAPLES INC
filed 2016-11-17
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  October 29, 2016

or

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

The registrant had 650,546,297 shares of common stock outstanding as of November 15, 2016.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
October 29, 2016

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	October 29, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,076	$825
Receivables, net	1,865	1,899
Merchandise inventories, net	2,019	2,078
Prepaid expenses and other current assets	374	310
Total current assets	5,334	5,112

Net property and equipment	1,412	1,586
Intangible assets, net of accumulated amortization	202	274
Goodwill	2,010	2,653
Other assets	429	547
Total assets	$9,387	$10,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,025	$1,894
Accrued expenses and other current liabilities	1,193	1,353
Debt maturing within one year	23	17
Total current liabilities	3,241	3,264

Long-term debt	1,024	1,018
Other long-term obligations	467	506

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 951,785,057 and 650,543,868 shares at October 29, 2016 and 946,964,792 and 645,723,603 shares at January 30, 2016	1	1
Additional paid-in capital	5,039	5,010
Accumulated other comprehensive loss	(1,096)	(1,116)
Retained earnings	6,122	6,900
Less: Treasury stock at cost, 301,241,189 shares at October 29, 2016 and January 30, 2016	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	4,647	5,376
Noncontrolling interests	8	8
Total stockholders’ equity	4,655	5,384
Total liabilities and stockholders’ equity	$9,387	$10,172

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales	$5,355	$5,593	$15,208	$15,791
Cost of goods sold and occupancy costs	3,912	4,071	11,285	11,659
Gross profit	1,443	1,522	3,923	4,132
Operating expenses:
Selling, general and administrative	1,078	1,163	3,277	3,466
Merger termination fee	—	—	250	—
Impairment of goodwill and long-lived assets	44	2	704	25
Restructuring charges	7	22	17	85
Amortization of intangibles	14	17	44	51
Total operating expenses	1,143	1,204	4,292	3,627

(Loss) gain on sale of businesses and assets, net	(2)	—	(50)	3

Operating income (loss)	298	318	(419)	508

Other income (expense):
Interest income	1	1	5	2
Interest expense	(11)	(40)	(71)	(90)
Loss on early extinguishment of debt	—	—	(26)	—
Other (expense) income, net	(4)	(8)	3	(9)
Income (loss) before income taxes	284	271	(508)	411
Income tax expense	105	73	37	118
Net income (loss)	$179	$198	$(545)	$293

Earnings Per Common Share:
Basic Earnings Per Common Share	$0.28	$0.31	$(0.84)	$0.46
Diluted Earnings Per Common Share	$0.27	$0.31	$(0.84)	$0.45

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Comprehensive income (loss)	$152	$188	$(525)	$221
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	39 Weeks Ended
	October 29, 2016	October 31, 2015
Operating Activities:
Net (loss) income	$(545)	$293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	288	292
Amortization of intangibles	44	51
Loss (gain) on sale of businesses and assets, net	50	(3)
Interest and fees paid from restricted cash account, net	66	—
Impairment of goodwill and long-lived assets	704	25
Inventory write-downs related to restructuring activities	—	1
Stock-based compensation	47	49
Excess tax benefits from stock-based compensation arrangements	—	(5)
Deferred income tax expense	78	43
Other	4	9
Changes in assets and liabilities:
Increase in receivables	(12)	(66)
Decrease (increase) in merchandise inventories	7	(36)
Increase in prepaid expenses and other assets	(50)	(43)
Increase in accounts payable	141	175
Decrease in accrued expenses and other liabilities	(157)	(23)
Decrease in other long-term obligations	(35)	(59)
Net cash provided by operating activities	630	703

Investing Activities:
Acquisition of property and equipment	(158)	(215)
Proceeds from the sale of property and equipment	—	9
Sale of businesses, net	83	2
Increase in restricted cash	(66)	—
Acquisition of businesses, net of cash acquired	—	(23)
Net cash used in investing activities	(141)	(227)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	15	24
Proceeds from borrowings	187	4
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(200)	(89)
Cash dividends paid	(233)	(231)
Excess tax benefits from stock-based compensation arrangements	—	5
Repurchase of common stock	(13)	(23)
Net cash used in financing activities	(244)	(310)
Effect of exchange rate changes on cash and cash equivalents	6	(11)
Net increase in cash and cash equivalents	251	155
Cash and cash equivalents at beginning of period	825	627
Cash and cash equivalents at the end of the period	$1,076	$782

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 39 weeks ended October 29, 2016 (also referred to as the “third quarter of 2016" and "year-to-date 2016") and the period covering the 13 and 39 weeks ended October 31, 2015 (also referred to as the “third quarter of 2015” and "year-to-date 2015").

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

In August 2016, a pronouncement was issued that addresses diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. The standard, which is to be applied retrospectively, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In October 2016, a pronouncement was issued that aims to reduce the diversity in practice and complexity associated with accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new pronouncement stipulates that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted in the first interim period only. The amendments are to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note C — Strategic Initiatives, Restructuring and Related Charges
Staples 20/20 Plan
In May 2016 the Company announced a strategic plan under which it plans to:

•	focus on its North American operations, in particular on the mid-market sector by accelerating growth in services and products beyond office supplies

•	increase productivity and preserve profitability in its retail stores

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

•	pursue acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies

•
execute a new multi-year cost savings plan which is expected to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018, primarily by reducing product costs and increasing our mix of higher margin Staples Brand products, driving productivity in our supply chain, and evolving our pricing and promotional strategies.

Following the termination of its merger agreement with Office Depot and the announcement of the 20/20 Plan, the Company and Ron Sargent mutually agreed it was the right time to transition to new management, and therefore the Company announced in May 2016 that Mr. Sargent would step down from the position of Chief Executive Officer of the Company effective June 14, 2016. The Company and Mr. Sargent entered into a letter agreement providing for monthly payments of $166,740 for a period of 24 months commencing February 2017, as well as certain benefits with an estimated cost of $875,000. The Company recorded a liability for these severance benefits in the second quarter of 2016, the related cost for which is included in Restructuring charges in the condensed consolidated statement of income.
During the third quarter of 2016, the Company recorded restructuring charges of $5 million related to the 20/20 Plan, primarily related to severance benefits associated with strategic changes in the Company's International Operations segment. No material cash payments were made during the third quarter of 2016 related to these charges.
In connection with the $300 million cost savings plan, in the second quarter of 2016 the Company incurred charges of $6 million related to exiting certain product categories in its North American retail stores, of which $4 million is included in Cost of goods sold and occupancy costs and $2 million is included in Impairment of goodwill and long-lived assets in the condensed consolidated statement of comprehensive income (see Note D - Impairment of Goodwill and Long-Lived Assets). No similar costs were incurred in the third quarter of 2016.
In the third quarter and year-to-date 2016, the Company incurred $5 million and $10 million of costs in connection with exploring strategic alternatives for its European operations. These costs are included in Selling, general and administrative expense in the condensed consolidated statement of comprehensive income.
As the Company continues to execute its 20/20 Plan, additional charges may be incurred. The nature and timing of the charges will depend upon the actions that are taken, and cannot be estimated at this time.
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015. Pursuant to this plan, the Company closed 242 stores in 2014 and 2015. This plan has been extended and the Company expects to close at least 50 additional stores in North America during 2016. In connection with these additional closures, in 2016 the Company currently expects to incur charges of approximately $15 million to $30 million for contractual lease obligations, less than $5 million for severance and up to $10 million in other associated costs. These charges relate to the Company's North American Stores & Online segment.
In 2014 the Company also initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  Actions related to the cost savings plan were largely complete as of the end of 2015.
During the third quarter and year-to-date 2016, the Company recorded restructuring charges of $2 million and $16 million related to the closure of retail stores, primarily related to lease obligations associated with the closed stores. These charges relate to the Company's North American Stores & Online segment.
During year-to-date 2016, the Company recorded adjustments to reduce the employee-related liabilities by $5 million, primarily as a result of certain changes to the scope of planned initiatives and actual forfeitures being higher than previous estimates. During year-to-date 2016, the Company also recorded adjustments to reduce contractual obligations by $4 million, reflecting lease terminations that were negotiated during this period.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances for each major type of cost associated with the 2014 Restructuring Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 30, 2016	$74	$83	$1	$158
Charges	1	10	5	16
Adjustments	(5)	(4)	—	(9)
Cash payments	(37)	(41)	(6)	(84)
Foreign currency translations	—	1	—	1
Accrued restructuring balance as of October 29, 2016	$33	$49	$—	$82

In addition to the contractual obligations shown in the table above, the Company also has a related liability of $11 million and $8 million recorded on the condensed consolidated balance sheet as of October 29, 2016 and January 30, 2016, which primarily represents amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Restructuring Plan, $25 million of contractual obligations are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of October 29, 2016. The Company expects that payments related to employee-related liabilities will be substantially completed by the end of the third quarter of fiscal 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

In the third quarter and year-to-date 2015, the Company recorded restructuring charges of $22 million and $87 million, respectively, related to the 2014 Restructuring Plan. These charges primarily related to the restructuring of the Company's North American delivery operations and general and administrative functions in Europe and at its corporate headquarters. The Company also recorded $8 million of charges for accelerated depreciation and impairment of long-lived assets in year-to-date 2015, primarily related to the closure of facilities supporting the Company's North American delivery operations.

The table below shows how the restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of goods sold and occupancy costs	$2	$12	$15	$51
Selling, general and administrative	—	10	1	36
Total	$2	$22	$16	$87

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note D — Impairment of Goodwill and Long-Lived Assets

Long-Lived Assets

The Company recorded long-lived asset impairment charges of $44 million and $2 million during the third quarter of 2016 and 2015, respectively. The charges during the third quarter of 2016 include $30 million related to an intangible asset associated with the Company's International Operations segment, which the Company concluded was impaired based on assessments of future cash flows and the fair value of the asset using the income approach. The charges during the third quarter of 2016 also include $14 million primarily related to assets at retail stores in Europe that have not been identified for closure. The Company determined the carrying values of these assets were not recoverable from future cash flows, primarily as a result of declining sales. The $2 million of charges during the third quarter of 2015 related to the closure of North American retail stores. The charges during the third quarter of 2016 primarily relate to the International Operations segment, while the charges in the third quarter of 2015 related to the North American Stores & Online segment.

During the year-to-date 2016 and year-to-date 2015, the Company recorded total long-lived asset impairment charges of $74 million and $25 million, respectively. The $74 million of charges recorded during the year-to-date 2016 includes $30 million related to the impairment of the intangible asset, $27 million related to the impairment of assets at European retail stores, and $17 million related to the impairment of assets at North American retail stores. The $25 million of charges recorded during the year-to-date 2015 included $22 million related to the disposal of information technology assets related to the Company's North American Stores & Online segment, and $3 million related to assets at North American retail stores.

The charges related to retail stores were based on measurements of the fair value of the impaired assets derived using the income and market approaches. The measurements determined using the income approach incorporated Level 3 inputs as defined in Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” ("ASC Topic 820"). The Company considered the expected net cash flows to be generated by the use of the assets, as well as the expected cash proceeds from the disposition of the assets, if any.

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
In the second quarter of 2016, based on continued adverse business trends and following changes in the Company’s strategic plans post termination of the proposed Office Depot merger, the Company identified certain factors that now indicated it was more likely than not that the fair value of the Europe Delivery reporting unit was lower than its carrying value. These factors included:

•
Europe Delivery continued to experience operating challenges during the second quarter of 2016, and expected further challenges in the near to mid-term as a result of delays in its restructuring and transformation activities.

•	Britain’s decision in June 2016 to exit the European Union (“Brexit”) resulted in increased uncertainty in the economic and political environment in Europe.

•
In May 2016, Staples announced a strategic plan under which it would focus on its North American businesses, reducing its emphasis on International Operations. The Company announced it was exploring strategic alternatives for its European operations, and hired outside advisors to evaluate a potential sale of the business.

•
Information obtained in the second quarter during the process of marketing the European business for sale, including the likely absence of strategic buyers and the indications of value received from potential financial buyers.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company concluded its European operations did not meet the criteria to be classified as held for sale as of the end of the second quarter of 2016. Based on its consideration of the factors above, the Company concluded it was necessary to perform an interim goodwill impairment test in the second quarter of 2016 for the Europe Delivery reporting unit pursuant to the guidelines of ASC Topic 350, "Intangibles - Goodwill and Other".
In the first step of the impairment test, the Company determined the fair value of the reporting unit using a combination of the income and market approaches, specifically the discounted cash flow (“DCF”) and guideline public company methods. In the past the Company has not relied upon the market approach because it believed there was an insufficient number of relevant guideline companies and comparable transactions. As a result of additional information that became available in connection with Staples’ current efforts to evaluate a potential sale of its European operations, the Company concluded that the use of a market approach would be appropriate given objective evidence obtained regarding reasonable ranges of market multiples.
The key assumptions and estimates used in the DCF method included:

•
The reporting unit's projections for financial results over a fifteen year period, which reflected management's expectations of the development time for the reporting unit’s online businesses to grow to sufficient scale and replace the legacy catalog businesses.  The reporting unit’s fair value is most sensitive to assumptions related to sales growth and operating profit rates, which represent estimates based on current and projected sales mix, profit improvement opportunities, and market conditions.  The projections used in the current year model also now included estimates of the costs a financial buyer would incur to operate the business on a standalone basis, and reduced savings as a result of the delays in the execution of its restructuring and transformation plans.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill during year-to-date 2016 are as follows (in millions):

	Goodwill at January 30, 2016	2016 Adjustments	2016 Impairments	2016 Disposals	Foreign Exchange Fluctuations	Goodwill at October 29, 2016
North American Commercial	$1,250	$(2)	$—	$(19)	$—	$1,229
North American Stores & Online	657	—	—	—	3	660
International Operations	746	—	(630)	—	5	121
Consolidated	$2,653	$(2)	$(630)	$(19)	$8	$2,010

The Company's International Operations segment had accumulated goodwill impairment charges of $1.81 billion and $1.18 billion as of October 29, 2016 and January 30, 2016, respectively.
As of the end of the third quarter of 2016, the Company was still in the process of evaluating a potential sale of its European operations, as well as other strategic options. Therefore, as of the end of the third quarter the Company concluded that its European operations did not meet the criteria to be classified as held for sale. A decision regarding a potential sale is expected in the fourth quarter of 2016. If the Company were to conclude in the fourth quarter of 2016 that its European operations qualified to be classified as held for sale, the Company would expect to record charges at that time, which could be material. As of October 29, 2016 the Company’s European operations had long-lived assets of $0.2 billion which may become impaired at the time the business is classified as held for sale. In the event a transaction is completed, additional charges would be expected related to $0.6 billion that is currently recorded in accumulated other comprehensive income in the Company’s condensed consolidated balance sheet, reflecting cumulative translation losses and potential losses associated with the curtailment and settlement of pension obligations. These balances could change materially depending on, among other factors, the final sale price for the European operations, future changes in foreign exchange rates and market interest rates, the extent and form of disposition of the pension obligations, and the future operating results of the European operations.

Note E — Sale of Businesses and Assets

In April 2016, Staples entered into an agreement to sell substantially all of the assets and transfer certain liabilities related to its commercial printing solutions business (Staples Print Solutions, or “SPS”) for cash consideration of $85 million. The transaction closed on July 5, 2016. The sale price was subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2016. Excluding the impact of pension settlements as discussed below, the Company recognized a loss of $48 million on the sale of SPS, of which $32 million and $16 million was recognized in the first and second quarters of 2016, respectively. The loss recognized in the first quarter of 2016 represented a full write-down of the $19 million of goodwill and $13 million of long-lived assets associated with this business unit. The loss is included in (Loss) gain on sale of businesses and assets, net in the condensed consolidated statement of comprehensive income. SPS was a component of the Company’s North American Commercial segment.

In addition, as a result of the sale of SPS, the Company planned to settle SPS’s pension obligations and terminate its pension plan, the benefits under which were previously frozen. In connection with the settlements, the Company recognized a loss of $2 million in the third quarter of 2016, which is included in (Loss) gain on sale of businesses and assets, net in the condensed consolidated statement of comprehensive income. The Company expects to recognize additional losses of approximately $5 million to $10 million during the fourth quarter of 2016 in connection with the full settlement of the remaining pension obligation.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

SPS’s pretax income in 2016 through the date of disposal was $10 million. SPS's pretax income in the third quarter and year-to-date 2015 was $5 million and $17 million, respectively. The table below shows the major classes of SPS’s assets and liabilities at the time of the disposition (in millions):

ASSETS	July 5, 2016
Receivables	$51
Inventories	57
Other assets	4
Total assets	$112

LIABILITIES
Accounts payable and other current liabilities	$12
Total liabilities	$12

During the year-to-date 2015, the Company sold certain property and equipment in Europe and a small business in Australia, recognizing a net gain of $3 million.

Note F— Income Taxes

The Company's effective tax rate in the year-to-date 2016 was (7.3)%, which compares with 28.8% in the year-to-date 2015. The low tax rate in year-to-date 2016 is primarily attributable to the impact of a $630 million goodwill impairment charge recognized in the second quarter of 2016 related to the Company's Europe Delivery reporting unit (see Note D - Impairment of Goodwill and Long-Lived Assets), the majority of which is not tax deductible.

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

During the second quarter of 2016, the Company borrowed and repaid $180 million under the revolving credit facility. There were no borrowings outstanding under the revolving credit facility during the third quarter of 2016.

The Company borrowed under its commercial paper program during the third quarter of 2016. The maximum amount outstanding under the commercial paper program during the third quarter of 2016 was $188 million. Borrowings outstanding under the Company's commercial paper program reduce the borrowing capacity available under the revolving credit facility by a commensurate amount. As of October 29, 2016, there was no commercial paper outstanding.

Note H — Fair Value Measurements

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

 The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of October 29, 2016 and January 30, 2016 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	October 29, 2016		January 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499	$504	$498	$496
January 2023 Notes	497	510	496	488

From time to time, the Company invests in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of October 29, 2016, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet, was $120 million. There were no material money market investments as of January 30, 2016.

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
In year-to-date fiscal 2016 and 2015, the Company incurred expenses of $24 million and $33 million in connection with the proposed transaction, primarily related to professional services associated with seeking regulatory clearances. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of income. The Company also incurred fees and interest related to term loan financing for the transaction, as discussed below.
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

As a result of the termination of the merger agreement, the agreements governing the term loan and commitments for the asset-based revolving credit facility were terminated, and on May 13, 2016 the $2.5 billion par value of the term loan was repaid to the lenders. The receipt of the $2.475 billion of net proceeds and subsequent repayment of the loan at par are not reflected in the condensed consolidated statements of cash flows, given that the proceeds were deposited directly into escrow rather than into the Company's unrestricted cash accounts, and were repaid to the lenders directly from escrow.

The Company paid interest and fees related to these sources of financing of $156 million in year-to-date 2016. Of this amount, $91 million was accrued in 2015; and $39 million was recorded as interest expense in year-to-date 2016, respectively; and $26 million was recorded as a loss on early extinguishment of debt in the second quarter of 2016, related to the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan. The Company also earned $2 million of interest income on the amounts held in escrow.

During year-to-date 2016 the Company made cash payments totaling $66 million into the escrow accounts, representing deposits for the 1.0% OID and for the monthly interest payments related to the term loan. These amounts are included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for year-to-date 2016. Of the $156 million of total interest and fees paid during year-to-date 2016:

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

•
$68 million was paid directly from the escrow accounts to the lenders (representing the $66 million paid into escrow plus the $2 million of interest income earned on the funds held therein). Because these payments were made directly from escrow, they are considered non-cash operating activities that are not reflected in the condensed consolidated statements of cash flows.

•	$88 million was paid from Staples unrestricted cash accounts. This amount is reflected in the Operating activities section of the condensed consolidated statement of cash flows for year-to-date 2016.

There were no amounts remaining in escrow as of October 29, 2016.

Note J — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized $15 million and $47 million in compensation expense for the third quarter and year-to-date 2016, respectively, and $15 million and $49 million in compensation expense for the third quarter and year-to-date 2015, respectively. As of October 29, 2016, Staples had $82 million of unamortized stock compensation expense associated with these plans which will be expensed over the period through September 2019.

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates.

Restricted shares
The following table summarizes the activity during the year-to-date 2016 related to Restricted Shares:

	Restricted Shares (1)
	Number of Shares (Millions)	Weighted Average Grant Date Fair Value per Share
Outstanding at January 30, 2016	7	$13.84
Granted	7	8.17
Vested	(3)	13.43
Canceled	(1)	12.40
Outstanding at October 29, 2016	10	$10.03

(1)	Excludes performance share awards.

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
For the arrangements entered into in April 2016, vesting is based on cumulative performance over a three year period comprising fiscal years 2016 to 2018, and is 50% based on achieving certain operating income growth targets and 50% based on achieving certain return on net assets percentage targets. As of October 29, 2016, the aggregate target number of shares for this award is 0.9 million, net of forfeitures, with a grant-date fair value of $9 million.
For the arrangements entered into in April of 2013 and March of 2014 and March of 2015, vesting for these awards is based on performance achieved in each fiscal year, with metrics established at the beginning of each year, and is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. The following summarizes activity related to these awards during year-to-date 2016:

•
April 2013 award: Upon completion of the three-year performance period, in April 2016 a total of 0.8 million shares were issued on a fully vested basis, which reflects a 25% reduction related to the TSR multiplier.

•
March 2014 and 2015 awards: For the tranches related to the fiscal 2016 performance period, the aggregate target number of shares is 0.9 million with a grant date fair value of $7 million, both net of forfeitures, as of October 29, 2016.

Stock options
No stock options were granted during year-to-date 2016. During year-to-date 2016 no stock options were exercised.

Employee Stock Purchase Plan

Staples offers its associates the opportunity for share ownership pursuant to the Amended and Restated Employee Stock Purchase Plan. During year-to-date 2016 and 2015, the Company issued 2.1 million shares and 1.3 million shares, respectively, pursuant to this plan.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The total net cost recognized for the third quarter and year-to-date 2016 and 2015 associated with the pension and other post-retirement benefit plans is based on actuarial estimates of such costs. The pension plan totals primarily relate to international pension plans. The following tables present a summary of the total net periodic cost (benefit) recorded in the condensed consolidated statement of comprehensive income for the third quarter and year-to-date 2016 and 2015 related to the plans (in millions):

	13 Weeks Ended October 29, 2016
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$3	$—
Interest cost	6	—
Expected return on plan assets	(13)	—
Amortization of unrecognized losses and prior service costs	4	1
Total cost	$—	$1

	13 Weeks Ended October 31, 2015
	Pension Plans	Other Post-Retirement Benefit Plan
Service cost	$5	$1
Interest cost	6	1
Expected return on plan assets	(15)	—
Amortization of unrecognized losses and prior service costs	3	—
Total (benefit) cost	$(1)	$2

	39 Weeks Ended October 29, 2016
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$9	$1
Interest cost	17	1
Expected return on plan assets	(38)	—
Amortization of unrecognized losses and prior service costs	11	2
Total (benefit) cost	$(1)	$4

	39 Weeks Ended October 31, 2015
	Pension Plans	Other Post-Retirement Benefit Plan Total
Service cost	$14	$1
Interest cost	19	3
Expected return on plan assets	(44)	—
Amortization of unrecognized losses and prior service costs	10	—
Total (benefit) cost	$(1)	$4

In the third quarter of 2016, the Company recognized a loss of $2 million related to the partial settlement of pension obligations associated with the Staples Print Solutions business, which the Company divested in the second quarter of 2016. See Note E — Sale of Businesses and Assets for more information.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note L — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in Accumulated other comprehensive loss ("AOCL") for year-to-date 2016 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 30, 2016	$(792)	$(324)	$(1,116)
Foreign currency translation adjustment	5	—	5
Reclassification adjustments:
Settlement of pension liability (net of taxes of $1)	—	2	2
Amortization of deferred benefit costs (net of taxes of $0)	—	13	13
Balance at October 29, 2016	$(787)	$(309)	$(1,096)

The changes in the amounts of stockholders' equity attributable to noncontrolling interests during year-to-date 2016 and 2015 related solely to foreign currency translation adjustments.

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the third quarter and year-to-date 2016 and 2015 is as follows (in millions, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income (loss)	$179	$198	$(545)	$293

Denominator:
Weighted-average common shares outstanding	650	643	648	641
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	3	3	—	5
Weighted-average common shares outstanding assuming dilution	653	646	648	646

Basic Earnings Per Common Share	$0.28	$0.31	$(0.84)	$0.46

Diluted Earnings Per Common Share	$0.27	$0.31	$(0.84)	$0.45

For the third quarter of 2016, approximately 18 million equity instruments were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For year-to-date 2016, approximately 30 million equity instruments were excluded as the Company has recorded a net loss for the period. For the third quarter and year-to-date 2015, approximately 18 million and 20 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note N — Segment Reporting

Staples has three reportable segments: North American Commercial, North American Stores & Online and International Operations.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income before income taxes for the third quarter and year-to-date 2016 and 2015 (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	Sales
North American Commercial	$2,110	$2,173	$6,270	$6,330
North American Stores & Online	2,496	2,613	6,730	7,092
International Operations	749	807	2,208	2,369
Total segment sales	$5,355	$5,593	$15,208	$15,791

	Business Unit Income (Loss)
North American Commercial	$171	$172	$465	$444
North American Stores & Online	193	201	267	304
International Operations	6	—	(26)	(42)
Business unit income	370	373	706	706
Merger termination fee	—	—	(250)	—
Stock-based compensation and retention	(15)	(15)	(48)	(49)
Impairment of goodwill and long-lived assets	(44)	(2)	(704)	(25)
Litigation costs	—	—	(17)	—
Restructuring charges and costs related to strategic plans	(11)	(23)	(32)	(91)
(Loss) gain related to sale of businesses and assets, net	(2)	—	(50)	3
Interest and other expense, net	(14)	(47)	(63)	(97)
Loss on early extinguishment of debt	—	—	(26)	—
Merger-related costs	—	(12)	(24)	(33)
PNI data security incident costs	—	(3)	—	(3)
Income (loss) before income taxes	$284	$271	$(508)	$411

Note O — Commitments and Contingencies

The Company has investigated, with the assistance of outside experts, a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The investigation determined that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting its clients. The malware was designed to capture data that end users input on the photosites. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. PNI took prompt steps to contain the incident, including disabling the retailer photosites or online payment transactions for a period while the incident was being investigated, and to further enhance the security of its retailer customers' data. To date the Company has incurred incremental expenses of $18 million related to the incident. The expenses reflect professional service fees incurred by the Company, claims by PNI's retailer customers and litigation settlement amounts. Additional losses and expenses relating to the incident are probable; however, at this stage, the Company does not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits that have been filed, and further class action lawsuits that may be filed, in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; investigation costs; remediation costs; and legal fees. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network-security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

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

In 2013 the Company completed the sale of its European Printing Systems Division ("PSD"), recognizing a preliminary loss on disposal of $81 million that is subject to the impact of a working capital adjustment to the purchase price. On April 22, 2015, the purchaser commenced litigation in Amsterdam District Court claiming that it was entitled to a purchase price adjustment of €60 million. On April 22, 2015, the Company made a payment to the purchaser of approximately €4 million (the amount of the purchase price adjustment it believed was appropriate) and the purchaser reduced its claim accordingly. The purchaser further reduced its claim to €52 million in response to expert reports submitted by the Company in the court case. The court held a hearing on December 1, 2015, and on January 13, 2016, it issued a judgment rejecting the purchaser's claims in their entirety and awarding costs to the Company. The purchaser filed a notice of appeal on February 15, 2016, which the Company opposed. The Court held a hearing on the appeal on September 14, 2016, and its ruling is pending. If the purchaser prevails on appeal, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

In 2012, plaintiff Bobby Dean Nickel filed an employment discrimination lawsuit against the Company and its subsidiary, Staples Contract & Commercial, Inc. The lawsuit alleged that Nickel’s 2011 termination was based on his age (over 40).  In August 2013, the trial court denied summary judgment on the age discrimination claim, but granted it as to all other claims.  On February 26, 2014, after trial, the jury returned a verdict in plaintiff’s favor, awarding him approximately $3 million in compensatory damages and approximately $22 million in punitive damages.  The Company filed a series of post-trial motions asking the trial court to vacate the jury verdict and order a new trial or, if the verdict is not vacated, to reduce the amount of damages awarded through the process of remittitur.  The trial court granted judgment notwithstanding the verdict as to the punitive damages assessed against Staples, Inc., reducing the total judgment to approximately $16 million. The trial court also awarded Nickel approximately $1 million in attorneys’ fees and costs.  The Company filed an appeal with the California Court of Appeal in November 2015 and the matter was heard in April 2016.  On May 26, 2016, the Court of Appeal ruled against the Company, and subsequently denied the Company’s Request for Rehearing.  On July 5, 2016, Staples filed a Petition for Review with the California Supreme Court.  On July 19, 2016, Nickel filed his Answer to the Petition for Review and on July 28, 2016, Staples filed its Reply to Nickel’s Answer to the Petition for Review.  The Supreme Court denied the petition for review on August 10, 2016. Staples subsequently paid approximately $22 million to satisfy the outstanding judgment, including interest and Nickel's attorney's fees and costs.

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for our estimated significant liabilities that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves. The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the condensed consolidated financial statements as of October 29, 2016 would have a material adverse effect on its business, results of operations or financial condition, or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note P — Subsequent Events

Divestiture of Staples UK Retail business
On November 16, 2016, the Company entered into a definitive agreement pursuant to which it will sell its retail business in the United Kingdom (“Staples UK Retail”) for nominal proceeds. The transaction is expected to close in the fourth quarter of 2016. In connection with this transaction, the Company expects to recognize a loss estimated at $70 - $80 million during the fourth quarter of 2016, excluding the impact of certain ongoing lease obligations which the Company will continue to guarantee. The Company expects to recognize a liability in the fourth quarter of 2016 related to the fair value of the guarantees, the impact of which will be reflected in the amount of the loss recognized related to the divestiture. At this time, the Company cannot reasonably estimate the amount of the liability, which could material.
Staples UK Retail generated sales of $302 million during 2015 and $177 million during the year-to-date 2016, with operating losses of $17 million and $6 million during those same periods.
Acquisition of Capital Office Products
On November 7, 2016, the Company acquired Capital Office Products, which delivers office-related supplies to commercial customers in the southeastern U.S. Capital Office Products, which will be a component of the Company’s North American Commercial segment, had revenues of approximately $106 million during the twelve month period ending October 31, 2016.

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

Results of Operations

Major contributors to our third quarter of 2016 results, as compared to the results for the third quarter of 2015, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $5.4 billion in sales, a decrease of 4.2%;

•	North American Commercial sales decreased 2.9% and business unit income rate increased to 8.1% from 7.9%;

•	North American Stores & Online sales decreased 4.5% and business unit income rate increased to 7.8% from 7.7%;

•	International Operations sales decreased 7.2% and business unit income rate increased to 0.7% from break-even;

•
Net income for the third quarter of 2016 was $179 million compared with $198 million for the third quarter of 2015. Income per diluted share was $0.27 in the third quarter of 2016 compared to income per diluted share of $0.31 in the third quarter of 2015;

•
Net income for the third quarter of 2016 reflects pre-tax charges of $44 million for impairment of goodwill and long-lived assets, $11 million of costs related to our strategic plans, and a $2 million loss on disposal of businesses and assets.

•
Non-GAAP net income was $220 million for the third quarter of 2016 compared with $226 million for the third quarter of 2015. Non-GAAP earnings per diluted share was $0.34 in the third quarter of 2016 and $0.35 in the third quarter of 2015.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the fourth quarter of 2016, we expect sales to decrease versus the fourth quarter of 2015, which reflects, in part, the divestiture of non-core businesses. We expect to achieve fully diluted non-GAAP earnings per share in the range of $0.23 to $0.26 for the fourth quarter of 2016. This reflects continued progress on our cost savings initiatives, offset by increased investments to accelerate growth in the mid-market sector. Our earnings guidance excludes potential charges related to our strategic plans, including restructuring and related initiatives as well as the ongoing exploration of strategic alternatives for our European operations. For the full year 2016, we expect to generate approximately $700 million of free cash flow, excluding the after-tax impact to operating cash flow of approximately $340 million of charges associated with financing for the proposed acquisition of Office Depot and costs associated with the termination of the Office Depot merger agreement. Our guidance reflects the following material trends, events, uncertainties and strategic actions:

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

Non-GAAP Measures

In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for sales, net income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures help management and investors to understand and analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure. With respect to our earnings per share and free cash flow guidance, we have not provided guidance on a GAAP basis given that our current estimates for charges to be incurred related to our strategic and restructuring plans, and the potential related impact on cash flow, cannot be reasonably estimated.

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in millions, except per share data):

	13 Weeks Ended
	October 29, 2016
	GAAP	Impairment of long-lived assets	Loss on sale of businesses and assets, net	Costs related to restructuring and strategic plans	Non-GAAP

Operating income	$298	$44	$2	$11	$355
Interest and other expense, net	14	—	—	—	14
Income before income taxes	284				341

Income tax expense	105				105
Adjustments	—				16
Adjusted income tax expense	105				121

Net income	$179				$220

Effective tax rate	36.9%				35.5%

Income per common share:
Diluted earnings per common share	$0.27				$0.34

	39 Weeks Ended
	October 29, 2016
	GAAP	Impairment of goodwill and long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross profit	$3,923	$—	$—	$—	$—	$4	$3,927

Operating (loss) income	(419)	704	274	50	17	32	658
Interest and other expense, net	63	—	(37)	—	—	—	26
Loss on early extinguishment of debt	26	—	(26)	—	—	—	—
(Loss) income before income taxes	(508)						632

Income tax expense	37						37
Adjustments	—						188
Adjusted income tax expense	37						225

Net (loss) income	$(545)						$407

Effective tax rate	(7.3)%						35.5%

(Loss) income per common share:
Basic earnings per common share	$(0.84)						$0.63
Diluted earnings per common share	$(0.84)						$0.63

Weighted average common shares outstanding	648						648
Effect of dilutive securities	—						4
Weighted average common shares outstanding assuming dilution.	648						652

	13 Weeks Ended
	October 31, 2015
	GAAP	Restructuring charges	Impairment of long lived assets	Merger-related costs	PNI data security incident costs	Non-GAAP
Operating income	$318	$23	$2	$12	$3	$358
Interest and other expense, net	47	—	—	28	—	19
Income before income taxes	271					339

Income tax expense	73					73
Adjustments	—					40
Adjusted income tax expense	73					113

Net income	$198					$226

Effective tax rate	27.0%					33.5%

Diluted earnings per common share	$0.31					$0.35

	39 Weeks Ended
	October 31, 2015
	GAAP	Restructuring charges	Impairment of long-lived assets & accelerated depreciation	Gain on sale of assets, net	Merger-related costs	PNI data security incident costs	Non-GAAP
Operating income	$508	$86	$30	$(3)	$33	$3	$657
Interest and other expense, net	97	—	—	—	56	—	41
Income before income taxes	411						616

Income tax expense	118						118
Adjustments	—						88
Adjusted income tax expense	118						206

Net income	293						410

Effective tax rate	28.8%						33.5%

Diluted earnings per common share	$0.45						$0.63

	13 Weeks Ended			39 Weeks Ended
	October 29, 2016	October 31, 2015	% Growth	October 29, 2016	October 31, 2015	% Growth
North American Commercial - GAAP Sales	$2,110	$2,173	(3)%	$6,270	$6,330	(1)%
Less: Sales for Staples Print Solutions	—	(86)		(146)	(262)
North American Commercial - Non-GAAP Sales	$2,110	$2,087	1%	$6,124	$6,068	1%

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

Consolidated Performance

Third Quarter of 2016 Compared to the Third Quarter of 2015

Sales:  Sales for the third quarter of 2016 were $5.4 billion, a $238 million or 4.2% decrease from the third quarter of 2015.  The sales decline was primarily driven by approximately a 2% decrease resulting from the divestiture of our Staples Print Solutions business ("SPS") in the second quarter of 2016, a decrease in North American comparable store sales, decreasing sales in our European businesses, and an approximate 1% negative impact associated with store closures in North America. Partly offsetting the impact of these items was a 1% favorable impact related to sales growth in North American Commercial, excluding the impact of the sale of SPS, and continued strong sales growth in China. Declines in ink and toner, office supplies, business machines and technology accessories and mobility were partly offset by growth in facilities supplies, food and breakroom supplies and technology products.

Gross Profit:  Gross profit as a percentage of sales was 26.9% for the third quarter of 2016 compared to 27.2% for the third quarter of 2015, a decrease of 30 basis points. This decrease was primarily driven by increased supply chain costs and the unfavorable impact of lower sales on fixed expenses.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $85 million or 7.3% from the third quarter of 2015 to the third quarter of 2016. The decrease was primarily driven by lower compensation expense. Selling, general and administrative expense for the third quarter of 2016 included $5 million of costs associated with exploring strategic alternatives for our European operations, and the expense for the third quarter of 2015 included $12 million of costs for legal and professional services associated with our proposed acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 20.1% in the third quarter of 2016 compared with 20.8% in the third quarter of 2015.

Impairment of Goodwill and Long-Lived Assets: See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the third quarters of 2016 and 2015.

Restructuring and Related Charges: See Note C - Strategic Initiatives, Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the third quarters of 2016 and 2015.

(Loss) Gain Related to Sale of Business and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the loss recognized in the third quarter of 2016.

Other Income (Expense), Net: Other income (expense), net was an expense of $4 million in the third quarter of 2016 compared to an expense of $8 million for the third quarter of 2015. The change primarily reflects lower investment losses associated with our supplemental executive retirement plan in the third quarter of 2016 compared with the third quarter of 2015.

Interest Expense: Interest expense decreased to $11 million for the third quarter of 2016 from $40 million for the third quarter of 2015.  Interest expense during the third quarter of 2015 reflected interest and fees of $28 million related to financing arrangements associated with our proposed acquisition of Office Depot (see Note I - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Income Taxes:  Our effective tax rate was 36.9% in the third quarter of 2016 compared with 27.0% in the third quarter of 2015. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 35.5% in the third quarter of 2016 and 33.5% the third quarter of 2015. The increase in our non-GAAP effective tax rate in the third quarter of 2016 compared with the prior year quarter is primarily due to changes in the geographic mix of earnings.

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

Year-to-date 2016 Compared to the Year-to-date 2015

Sales:  Sales for year-to-date 2016 were $15.2 billion, a $583 million or 3.7% decrease from year-to-date 2015.  The sales decline was primarily driven by a decrease in North American comparable store sales, decreasing sales in our European businesses, a 1% unfavorable impact from changes in foreign exchange rates, and an approximate 1% negative impact associated with store closures in North America. Sales were favorably impacted by 1% due to growth in North American Commercial, excluding the impact of the sale of SPS. Declines in ink and toner, business machines and technology accessories, office supplies and mobility were partly offset by growth in facilities supplies, food and breakroom supplies, promotional products, technology products and copy and print services.

Gross Profit:  Gross profit as a percentage of sales was 25.8% for year-to-date 2016 compared to 26.2% for year-to-date 2015, a decrease of 36 basis points. This decrease was primarily driven by lower gross margin rates in our North American Commercial and International segments, increased supply chain costs, and the unfavorable impact of lower sales on fixed expenses.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $189 million or 5.5% from year-to-date 2015 to year-to-date 2016. The decrease was primarily driven by lower compensation expense and lower marketing expense, partially offset by $24 million of costs associated with our proposed acquisition of Office Depot, $17 million of costs related to litigation, and $10 million of costs incurred in connection with exploring strategic alternatives for our European operations. Selling, general and administrative expense for year-to-date 2015 included $33 million in legal and professional fees associated with our proposed acquisition of Office Depot. As a percentage of sales, selling, general and administrative expenses were 21.5% in year-to-date 2016 compared with 21.9% for year-to-date 2015.

Impairment of Goodwill and Long-Lived Assets: See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized during the year-to-date 2016 and 2015.

Restructuring Charges: See Note C - Strategic Initiatives, Restructuring and Related Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized during year-to-date 2016 and 2015.

(Loss) Gain on Sale of Businesses and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the gains and losses recognized in year-to-date 2016 and 2015.

Other Income (Expense), Net: Other income (expense), net was income of $3 million for year-to-date 2016 compared to an expense of $9 million for year-to-date 2015. The increased income in year-to-date 2016 compared with the prior year was primarily due to increased investment gains associated with our supplemental executive retirement plan.

Interest Expense: Interest expense decreased to $71 million for year-to-date 2016 from $90 million for year-to-date 2015.  Interest expense during year-to-date 2016 and 2015 reflected interest and fees of $39 million and $56 million, respectively, related to financing arrangements associated with our proposed acquisition of Office Depot (see Note I - Proposed Acquisition of Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Income Taxes:  Our effective tax rate was (7.3)% in year-to-date 2016 compared with 28.8% in year-to-date 2015. The primary driver of the low tax rate in year-to-date 2016 was the $630 million goodwill impairment charge related to our Europe Delivery reporting unit, the majority of which is not tax deductible. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 35.5% in year-to-date 2016 and 33.5% year-to-date 2015. The increase in our non-GAAP effective tax rate in year-to-date 2016 compared with the prior year is primarily due to changes in the geographic mix of earnings.

Segment Performance

We have three reportable segments: North American Commercial, North American Stores & Online and International Operations. See Note N - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements for a reconciliation of business unit income to income before income taxes.

Third Quarter of 2016 Compared to the Third Quarter of 2015

The following tables provide a summary of our sales and business unit income by reportable segment for the third quarter of 2016 and 2015:

	(Amounts in millions) 13 Weeks Ended		October 29, 2016	October 31, 2015
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	October 29, 2016	October 31, 2015
Sales:
North American Commercial	$2,110	$2,173	(2.9)%	0.7%
North American Stores & Online	2,496	2,613	(4.5)%	(7.8)%
International Operations	749	807	(7.2)%	(16.8)%
Total Sales	$5,355	$5,593	(4.2)%	(6.2)%

	(Amounts in millions) 13 Weeks Ended		October 29, 2016	October 31, 2015
	October 29, 2016	October 31, 2015	% of Sales	% of Sales
Business Unit Income (Loss):
North American Commercial	$171	$172	8.1%	7.9%
North American Stores & Online	193	201	7.8%	7.7%
International Operations	6	—	0.7%	—%

North American Commercial:  Sales decreased by $63 million or 2.9% for the third quarter of 2016. The decline was primarily due to a 4% decrease resulting from the divestiture of SPS, partially offset by organic growth in Staples Business Advantage, our North American contract business. Increased sales of facilities supplies, food and breakroom supplies and technology products were partially offset by declines in ink and toner and office supplies.

Business unit income as a percentage of sales increased to 8.1% for the third quarter of 2016 from 7.9% for the third quarter of 2015. This increase was primarily driven by lower compensation expense, partially offset by increased supply chain costs and lower gross margin rates.

North American Stores & Online: Sales decreased by $117 million or 4.5% for the third quarter of 2016. This decrease was driven by a 4% decline in comparable stores sales, resulting primarily from lower customer traffic, and an approximate 1% negative impact from store closures. Sales for Staples.com decreased 1%. Comparable sales, which combines comparable store sales and Staples.com growth excluding the impact of foreign exchange rates, declined 3%. Declines in ink and toner, business machines, technology accessories, and mobility were partially offset by growth in computers and facilities supplies.

Business unit income as a percentage of sales increased to 7.8% for the third quarter of 2016 from 7.7% for the third quarter of 2015. The increase was driven by improved gross margin rates partially offset by the negative impact of lower sales on fixed costs.

International Operations:  Sales decreased by $58 million or 7.2% for the third quarter of 2016. The decrease was driven by a decline in our European delivery businesses, a $20 million unfavorable impact from foreign exchange rates, and a 10% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic. These declines were partially offset by continued growth in our contract business in China.

Business unit income as a percentage of sales was 0.7% for the third quarter of 2016 compared to 0.0% for the third quarter of 2015. The increase in income was primarily driven by improved profitability in Europe.

Year-to-date 2016 Compared to the Year-to-date 2015

The following tables provide a summary of our sales and business unit income by reportable segment for year-to-date 2016 and 2015:

	(Amounts in millions) 39 Weeks Ended		October 29, 2016	October 31, 2015
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	October 29, 2016	October 31, 2015
Sales:
North American Commercial	$6,270	$6,330	(0.9)%	1.9%
North American Stores & Online	6,730	7,092	(5.1)%	(8.5)%
International Operations	2,208	2,369	(6.8)%	(17.6)%
Total segment sales	$15,208	$15,791	(3.7)%	(6.2)%

	(Amounts in millions) 39 Weeks Ended		October 29, 2016	October 31, 2015
	October 29, 2016	October 31, 2015	% of Sales	% of Sales
Business Unit Income (Loss):
North American Commercial	$465	$444	7.4%	7.0%
North American Stores & Online	267	304	4.0%	4.3%
International Operations	(26)	(42)	(1.2)%	(1.8)%

North American Commercial:  Sales decreased by $60 million or 0.9% for year-to-date 2016. The decline was primarily due to a 2% decrease resulting from the divestiture of SPS and a $12 million negative impact from changes in foreign exchange rates, partially offset by organic growth in Staples Business Advantage. Increased sales of facilities supplies, food and breakroom supplies, promotional products and copy and print were partially offset by decreased sales of ink and toner, paper and office supplies.

Business unit income as a percentage of sales was 7.4% for year-to-date 2016 compared to 7.0% for year-to-date 2015. This increase was primarily driven by lower compensation expense and marketing expense, partially offset by lower gross margin rates and increased supply chain costs.

North American Stores & Online: Sales decreased by $362 million or 5.1% for year-to-date 2016. This decrease was driven by a 4% decline in comparable stores sales resulting primarily from lower customer traffic in the U.S., an approximate 1% negative impact from store closures, and a $43 million negative impact from changes in foreign exchange rates. Sales were flat in Staples.com. Comparable sales, which combines comparable store sales and Staples.com growth excluding the impact of foreign exchange rates, declined 3%. Declines in business machines and technology accessories, ink and toner, mobility and office supplies were slightly offset by growth in facilities supplies.

Business unit income as a percentage of sales declined to 4.0% for year-to-date 2016 from 4.3% for year-to-date 2015. The decrease was primarily driven by the negative impact of lower sales on fixed costs, partially offset by lower compensation expense, lower marketing expense and increased gross margin rates.

International Operations:  Sales decreased by $161 million or 6.8% for year-to-date 2016. The decrease was driven by a decline in our European delivery businesses, a $67 million unfavorable impact from foreign exchange rates and an 10% decline in comparable store sales in Europe, which primarily reflects a decrease in customer traffic. These declines were partially offset by continued growth in our contract business in China.

Business unit loss as a percentage of sales was 1.2% for year-to-date 2016 compared to 1.8% for year-to-date 2015.  The reduced rate of loss was primarily driven by improved profitability in Europe.

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

In our Annual Report, we disclosed that our Europe Online reporting unit, which had $266 million of goodwill as of January 30, 2016, was at an increased risk for future impairment charges. In our Form 10-Q for the first quarter of 2016, we disclosed that we combined our Europe Online and Europe Contract businesses into a single reporting unit ("Europe Delivery") with aggregate goodwill of $647 million as of April 30, 2016, and stated that the Europe Delivery reporting unit was at an increased risk for future impairment charges. In the second quarter of 2016, based on continued adverse business trends and following changes in the Company’s strategic plans post termination of the proposed Office Depot merger, we concluded that certain factors indicated it was more likely than not that the fair value of the Europe Delivery reporting unit was now lower than its carrying value, and accordingly we performed an interim goodwill impairment test for this reporting unit. As a result of this test, we recorded a goodwill impairment charge of $630 million in the second quarter of 2016, representing the full amount of goodwill associated with this reporting unit at the time of the test. See Note D - Impairment of Goodwill and Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the indicators of impairment for this reporting unit, as well as the valuation approaches used by management and the related key assumptions and estimates in steps one and two of the impairment test. The goodwill impairment test incorporated a significant amount of judgment on the part of management, including significant estimates and assumptions relating to projected long-term rates of growth, customer attrition, and profitability; selection of guideline companies and market multiples; market-based royalty rates; market values of real property; and discount rates.

The Company’s U.S. Stores & Staples.com reporting unit (“USS&O”) had $628 million of associated goodwill as of the end of the third quarter of 2016. The Company’s retail stores in the U.S. have continued to experience declines in sales and profits due to changes in customer buying patterns, with customers increasingly shopping at online retailers. In addition, growth for Staples.com has been weaker than expected. The Company continues to undertake initiatives to improve the productivity of its retail stores in the U.S. and increase customer traffic and conversion at Staples.com, while pursuing cost savings opportunities. However, as a result of our consideration of these trends, at the end of the second quarter of 2016 we concluded the USS&O reporting unit was at an increased risk for a future goodwill impairment charge. The USS&O reporting unit continues to be at an increased risk of an impairment charge as of the end of the third quarter of 2016.

In our Annual Report, we also disclosed that our China and Australia reporting units, which have $74 million and $50 million of goodwill as of October 29, 2016, respectively, were at an increased risk for future impairment charges. We continue to closely monitor these reporting units during 2016.

The Company will perform its annual goodwill impairment testing in the fourth quarter of 2016.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $630 million for the year-to-date 2016 compared to $703 million for the year-to-date 2015, a decrease of $73 million.  The year-to-date 2016 cash flows from operations reflect the payment of the $250 million merger termination fee to Office Depot, and the payment of $88 million of interest and fees related to the financing agreements associated with the proposed merger, partly offset by cash savings attributable to tax benefits related to these items. The impact of these items was partly offset by favorable changes in working capital.

Cash used in investing activities was $141 million for the year-to-date 2016 compared to $227 million for the year-to-date 2015, a decrease of $86 million. Capital expenditures during the year-to-date 2016 declined by $57 million compared with the year-to-date 2015, which reflects the impact of focused spending on strategic priorities and, in part, timing of expenditures. In the year-to-date 2016, we received net proceeds of $83 million related to the sale of our Staples Print Solutions business. Also in the year-to-date 2016, in connection with financing arrangements associated with our proposed acquisition of Office Depot, we transferred $66 million of cash into escrow accounts, which was disbursed directly to the lenders and underwriters as payment of interest and fees incurred.

Cash used in financing activities was $244 million for year-to-date 2016 compared to $310 million for year-to-date 2015, a decrease of $66 million. The decrease primarily is attributable to higher net payments on borrowings in the first nine months of 2015 compared with the first nine months of 2016. We paid quarterly cash dividends of $0.12 per share in year-to-date 2016 and 2015, for an aggregate payment of $233 million in year-to-date 2016 compared with $231 million in year-to-date 2015.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At October 29, 2016, we had approximately $2.15 billion in total cash and funds available through credit agreements, which consisted of $1.07 billion of available credit and $1.08 billion of cash and cash equivalents.

Of the $1.08 billion in cash and cash equivalents, approximately $636 million is held at entities located in jurisdictions outside the United States, and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. We currently intend to use these cash and cash equivalents to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Our available credit includes $1 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. We did not borrow under our revolving credit facility during the third quarter of 2016.

We have a commercial paper program that allows us to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which our $1 billion revolving credit facility serves as a back-up. Borrowings outstanding under our commercial paper program reduce the borrowing capacity available under our revolving credit facility by a commensurate amount. The maximum amount outstanding under the commercial paper program during the third quarter of 2016 was $188 million. As of October 29, 2016, there was no commercial paper outstanding. See Note F- Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for more information on our revolving credit facility and commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $79 million. At October 29, 2016, we had outstanding borrowings and letters of credit of $4 million, leaving $75 million of available credit at that date.

During year-to-date 2016, we entered into $23 million of capital lease obligations.

A summary, as of October 29, 2016, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	October 29, 2016
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$499
January 2023 Notes	—	497
Revolving Credit Facility	1,000	—
Other lines of credit	79	4
Capital lease obligations and other notes payable	—	47
Total	$1,079	$1,047

At October 29, 2016, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our Annual Report.

We do not have any off-balance sheet financing arrangements as of October 29, 2016, nor did we utilize any during year-to-date 2016.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We did not repurchase any shares in year-to-date 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities. We consider many types of acquisitions for their strategic and other benefits. We plan to focus on acquisitions of business-to-business service providers and companies specializing in categories beyond office supplies.

We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid a dividend of $0.12 per share during the third quarter of 2016, and we expect the total value of quarterly cash dividend payments for fiscal 2016 to be $0.48 per share. While it is our intention to continue to pay quarterly cash dividends for 2016 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 29, 2016, there have been no material changes to the interest rate and foreign exchange risk information disclosed in our 2015 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of October 29, 2016, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of October 29, 2016, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

TAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A.  Risk Factors

The risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "Form 10-K") and Part II, Item 1A, of our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during year-to-date 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities.

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

STAPLES, INC.

Date:	November 17, 2016	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*^	Letter dated September 26, 2016, from the Company to Shira Goodman. Filed as Exhibit 10.1 to the Company's Form 8-K filed on September 27, 2016.
10.2*^	Letter Agreement dated September 29, 2016, between the Company and John Wilson. Filed as Exhibit 10.1 to the Company's Form 8-K filed on September 30, 2016.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.

^	An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+	Filed herewith.

++	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.