Form 10-K
period 2017-01-28
STAPLES INC
filed 2017-03-09
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

For the fiscal year ended: January 28, 2017		Commission File Number: 0-17586
STAPLES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	Five Hundred Staples Drive, Framingham, MA 01702 (Address of principal executive office and zip code)	04-2896127 (I.R.S. Employer Identification No.)

508-253-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0006 per share	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the last sale price of Staples' common stock on July 30, 2016, as reported by NASDAQ, was approximately $6.0 billion. In determining the market value of non-affiliate voting stock, shares of Staples' common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 652,529,821 shares of common stock, par value $0.0006, outstanding as of March 7, 2017.
Documents Incorporated By Reference
Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

PART I

Item 1.    Business
Staples, Inc. and its subsidiaries (''we'', ''Staples'' or the ''Company'') is a world-class provider of products and services that primarily serve the needs of business customers of all sizes. We are committed to providing superior value to our customers through a broad selection of products, easy to use websites and mobile platforms, an integrated retail and online shopping experience and a wide range of print and marketing and technology services. We pioneered the office products superstore concept by opening the first office products superstore in Brighton, Massachusetts in 1986 to serve the needs of small businesses, and we currently serve businesses of all sizes and consumers in North America, Australia, South America and Asia. Our delivery businesses account for a majority of our sales and many of our delivery customers place their orders online, making Staples one of the largest internet resellers in the world.

We operate two business segments - North American Delivery and North American Retail - with our remaining foreign operations included in an Other category. Additional information regarding our operating segments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information regarding these segments, and regarding geographic areas, is provided in Note O - Segment Reporting in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. As noted in Note D — Discontinued Operations in the Notes to the Consolidated Financial Statements, we completed the sale of a controlling interest in our European operations in February 2017.

Strategy
Our vision is we help businesses succeed.  This reflects a multi-year effort to evolve our company to become the product and service destination for businesses in a rapidly evolving and competitive marketplace. In May 2016 we introduced our Staples 20/20 strategic plan with four key priorities to transform Staples. Our priorities include accelerating mid-market growth in North America, preserving profitability and rationalizing excess capacity in North American Retail stores, aggressively driving profit improvement and cost reduction across the Company, and narrowing our geographic focus to North America. In conjunction with our 20/20 strategy, in November 2016 we completed the sale of our retail business in the United Kingdom, and in February 2017 we completed the sale of a controlling interest in our remaining European operations. Our combined European operations are reported as discontinued operations in our consolidated financial statements.

We view the industry in which we sell our products and services as large, fragmented, and diversified. We reach our customers through contract, online, and retail sales channels. Our contract businesses serve mid-market customers with 10 to 200 office workers, as well as larger regional customers and Fortune 1000 companies. Our public websites and mobile platforms primarily target small businesses and organizations with up to 20 office workers. Our retail stores primarily target small businesses, home offices and consumers. Our ability to address our customers' needs expands our market opportunities and increases awareness of the Staples brand. Serving customers of all sizes, and across product and service categories, allows us to benefit from a number of important economies of scale, such as enhanced efficiencies in purchasing, distribution, advertising, and general and administrative expenses.

Our top priority is to continue to improve the service and value we offer customers in a highly competitive industry. We will focus on building scale and credibility in categories beyond office supplies, including facilities supplies and breakroom supplies, furniture, promotional products, technology products and services; increasing mid-market penetration; improving conversion in stores and online; and improving the productivity and efficiency of our store network. Additionally, we are engaged in an ongoing effort to change the way we work and aggressively reduce costs in areas like supply chain, merchandising, store operations, marketing, business process and IT outsourcing, and customer service.

North American Delivery

Our North American Delivery segment consists of the U.S. and Canadian businesses, including Staples Business Advantage, staples.com, staples.ca, and quill.com, that sell and deliver products and services primarily to businesses.  Our strategies for North American Delivery focus on driving increased customer acquisition, retention and share of wallet through customized contract offerings, membership programs and expanding categories beyond office supplies, with a particular focus on the mid-market customer segment. We have merged our Staples Business Advantage and staples.com resources to allow us to better serve mid-market customers regardless of their ordering platform, supported by world-class selling, digital and omni-channel capabilities. We are also focused on serving our customers by evolving our team-based contract selling model to be more unified and collaborative. We are driving growth in categories beyond core office supplies by adding specialists who have expertise in selling products like facilities supplies, breakroom supplies, furniture, promotional products and technology products.

Staples Business Advantage, our North American contract business, focuses on serving the needs of mid-market businesses and organizations as well as larger regional businesses and Fortune 1000 companies. We offer full service account management, free delivery, customized pricing and payment terms, usage reporting, the stocking of certain proprietary items and a wide assortment of environmentally friendly products and services.

Staples.com and staples.ca are designed to reach a variety of customers, including small businesses, home offices and consumers, offering next business day delivery for most orders in the majority of our markets. We have recently made significant investments in talent, technology, and pricing, while expanding our assortment to enhance the customer experience online. We have successfully launched new desktop and mobile platforms, improved site speed, enhanced usability, and increased customer conversion.

Quill.com uses a targeted approach to serve the needs of small and mid-sized businesses in the United States. Quill.com has rapidly expanded its assortment in categories beyond office supplies to serve the evolving needs of its customers. To attract and retain its customers, quill.com seeks to offer outstanding customer service, and builds loyalty through its Quill brand products and special services. Quill.com also offers a specialized assortment of office supplies and products for health care professionals.

North American Retail

Our North American Retail segment includes our retail stores in the U.S. and Canada.  Our strategy for North American Retail focuses on offering easy-to-shop stores with products that are readily available and easy to find, and courteous, helpful and knowledgeable sales associates while preserving profitability through increased customer conversion, cost reductions and growing our services businesses. Our goals are to continue to be a destination for core office supply categories like ink, toner and paper as well as products and services beyond office supplies, such as print and marketing services, facilities supplies, breakroom supplies and technology products and services. Our associates are trained to deliver excellent service by engaging with customers, focusing on solution selling, and encouraging customers to shop across channels.

We operate a portfolio of retail store formats, tailored to the unique characteristics of each location. Our North American Retail segment consisted of 1,255 stores in the United States and 304 stores in Canada at the end of fiscal 2016. In an effort to improve store productivity and effectively manage our cost structure, we closed 242 stores in 2014 and 2015 combined and 48 stores in 2016, and we expect to close approximately 70 additional stores in 2017.

Other
In addition to our two operating segments, we have other businesses in Australia, South America and Asia. The markets for office products and services in these countries are highly fragmented. Staples Australia serves primarily contract and government customers in Australia and New Zealand. We also have operations in China, Argentina, Taiwan and Brazil.

Merchandising and Marketing

Our objective is to be the preferred provider of virtually all those essential products and services that businesses of all sizes need to succeed. As a result, we sell a wide variety of office supplies, business technology products, facilities supplies, breakroom supplies, computers and mobility products, print and marketing services and office furniture. The Staples merchandising team constantly reviews and updates our product assortment and services offering to respond to changing customer needs and to maximize the performance of key categories. One of our top priorities is to continue to expand our product and services offering beyond office supplies. Over the past few years, we have had considerable success driving growth in relevant categories such as facilities supplies and breakroom supplies.

The merchandising team uses integrated systems to perform the vast majority of our merchandise planning and product purchasing. Some of our business units, particularly quill.com and our Canadian operations, leverage our global buying and merchandising staff along with local staff to meet their specific buying and merchandising needs. We purchase products from thousands of vendors around the world and we believe that competitive sources of supply are available to us for substantially all of the products we carry.

Our own brand offering includes Staples, Quill and other proprietary branded products which in aggregate represented approximately 29% of our sales in 2016. We offer more than 10,000 own brand products and services, including an assortment of products with various environmentally friendly attributes, which we sell under the “Sustainable Earth” brand label. Staples own brand products deliver genuine value to our customers with prices that are at least 10% lower than the national brand yet are of a comparable quality. We realize higher gross margins for our own brand products than for national brands. Our own brand strategy is based on offering a portfolio of products that meet customers’ needs across a broad variety of product categories and price points. The largest portion of our own brand portfolio focuses on offering national brand quality at lower prices. We have also developed a selection of opening price point products for more price conscious customers, and a number of unique and innovative own brand products to help further differentiate Staples in the marketplace. Our sourcing office in Shenzhen, China supports our own brand strategy by driving higher quality and lower costs, and by enabling Staples to bring new products to market more quickly. In addition to our proprietary branded products, we also differentiate our core product offering through exclusive third-party relationships.

In addition to products, we also offer a broad array of services, which represented 9% of our sales in 2016. This includes print and marketing services that we provide to our retail and delivery customers, as well as technology services that we provide in North American Stores and on our public websites and mobile platforms. As with the markets for our products, the market for these services is highly fragmented, and we believe we have a significant opportunity to offer these services to existing customers and acquire new customers.

See Note O - Segment Reporting in the Notes to the Consolidated Financial Statements for a summary of our sales by each major category.

Our "Make More Happen" brand campaign utilizes the full spectrum of digital and traditional marketing vehicles to drive brand awareness, establish relevancy and increase consideration, contributing significantly to our sales among current customers and to our new customer acquisition efforts. These vehicles include digital display, paid search, email, television, radio, newspaper circulars, direct mail, public relations and social media. In addition, we market to larger customers through a combination of inside and outside sales force supported with selling aids and digitally-driven marketing qualified leads. We change the level of marketing spend, as well as the mix of media employed, depending upon market, customer value, seasonal focus, and other cost factors. This flexible approach helps us to optimize the effectiveness and efficiency of our marketing expenditures. We continue to improve our systems and capabilities to track our customers' multi-channel purchasing behaviors, execute more effective personalized and dynamic offers, and promote enhanced direct marketing and customer loyalty programs to drive higher sales across all our channels.
Supply Chain
We operate two networks to fulfill the majority of our customer delivery and store replenishment needs in North America. Our network of 50 delivery fulfillment centers supports our North American Delivery operations. We currently fulfill the majority of customers’ orders through this distribution network, which provides for next day delivery coverage to more than 95% of the North American population. We rely on our vendor partners to fulfill orders and deliver products to our customers from our expanded assortment that is not stocked in our delivery fulfillment centers.

We operate a separate network of four large distribution centers to support the majority of replenishment demand from our U.S. retail store operations. Our retail distribution centers provide us with significant labor and merchandise cost savings by centralizing receiving and handling functions, and by enabling us to purchase in full truckloads and other economically efficient quantities from suppliers. Our centralized purchasing and distribution systems enable our store associates to spend more time on customer service and presentation. Since our distribution centers maintain backup inventory, our in-store inventory requirements are reduced, allowing us to more efficiently operate our retail stores.
Competition
As we focus on accelerating growth in Staples Business Advantage, we are competing against a growing and diverse set of competitors, including other office supplies distributors, wholesalers, networks of regional suppliers, managed print service companies, contract stationers, electronic commerce distributors, regional and local dealers, direct manufacturers of the products we distribute, and companies focused on adjacent categories such as maintenance, repair and operation providers. We also compete with online retailers such as Amazon.com, mass merchants such as Walmart and Target, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, print and marketing businesses such as FedEx Office, and a wide range of other retailers, including grocery stores, drug stores, discount retailers, and traditional office supply retail stores. Many of our competitors have increased their presence in our core product areas in recent years, and we expect this trend to continue going forward.

We believe we are able to compete favorably against our competitors because of the following factors: our focus on business customers; our management team's ability to respond to the dynamic markets in which we operate and the changing needs of our customers; courteous, helpful and knowledgeable associates focused on making shopping easy for customers; a wide assortment of products and services, on our websites and in our stores; easy to use websites and mobile platforms; reliability and speed of order shipment; convenient store locations; hassle-free returns and competitive prices.

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

In connection with the sale of a controlling interest in our European operations, we granted the divested business (excluding our former retail business in the United Kingdom) an exclusive, perpetual, royalty-free license to use certain intellectual property, including the Staples trade name, in the relevant territory.

We own and maintain a number of products, systems, business processes and designs, many of which have been patented. We also own copyrights for works such as packaging, training materials, promotional materials, computer software, in-store graphics, website and multi-media content. In addition, we have registered and maintain numerous internet domain names, including many that incorporate "Staples."
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

We were organized in 1985 and are incorporated in Delaware. As of January 28, 2017, Staples employed 45,565 full-time and 31,875 part-time associates (includes both continuing and discontinued operations).

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, their respective ages and positions as of March 9, 2017 and a description of their business experience are set forth below. There are no family relationships among any of our executive officers and directors.
Mark Conte, age 51
Mr. Conte has served as Staples’ Senior Vice President and Corporate Controller since June 2015.  Prior to joining Staples, Mr. Conte served as Chief Financial Officer of Hanson Building Products Limited, a multinational manufacturer of concrete pipe, pressure pipe and light building products, since June 2014, and also served as its Principal Accounting Officer. Mr. Conte served as Corporate Controller and Chief Accounting Officer of Lehigh Hanson North America - HeidelbergCement Group which had acquired Hanson. Mr. Conte joined Hanson North America - Hanson PLC in July 2000 as the Corporate Controller, and in 2007 he assumed responsibility of the Operations Controller for the Materials business.
Joseph G. Doody, age 64
Mr. Doody has served as Vice Chairman since February 2014. Prior to that he served as President—North American Commercial from January 2013 to January 2014. Previously, Mr. Doody served as President—Staples North American Delivery since March 2002. Prior to that, he served as President—Staples Contract & Commercial from November 1998, when he first joined Staples.
Shira Goodman, age 56
Ms. Goodman has served as President and Chief Executive Officer since September 2016, as President and interim Chief Executive Officer from June 2016 to September 2016, and as President, North American Operations from January 2016 to June 2016. Previously, she served as President, North American Commercial since February 2014, Executive Vice President of Global Growth since February 2012, Executive Vice President of Human Resources since March 2009, and Executive Vice President of Marketing since May 2001.  Prior to that, she served in various capacities since joining Staples in 1992, including Senior Vice President of Staples Direct, Senior Vice President of Brand Marketing, and Vice President of Contract & Commercial.

Jeffrey Hall, age 50
Mr. Hall has served as Vice Chairman and Chief Administrative Officer since January 2017. Prior to joining Staples, he served as Executive Vice President Finance & Administration and Chief Financial Officer of SunEdison Semiconductor Limited, a global leader in the manufacture and sale of silicon wafers to the semiconductor industry, since December 2013. Previously, Mr. Hall served as the Executive Vice President and Chief Financial Officer for Express Scripts Holding Company, an integrated pharmacy benefit management services provider, from 2008 to 2013. Prior to joining Express Scripts, Mr. Hall was with KLA-Tencor Corporation, a provider of process control and yield management solutions, since 2000 in various leadership positions with increasing roles and responsibilities, including serving as Senior Vice President and Chief Financial Officer from 2006 to 2008.
Christine T. Komola, age 49
Ms. Komola has served as Executive Vice President and Chief Financial Officer since March 2013. Prior to that she served as Senior Vice President and Chief Financial Officer from February 2012 to March 2013, and Senior Vice President and Corporate Controller from July 2004 to January 2012. She also served as the Senior Vice President, General Merchandise Manager for furniture from January 2002 to July 2004. She has also held other roles within Staples since joining in April 1997, including Assistant Controller, Vice President of Planning, Margin and Control and Chief Financial Officer of Staples.com.
Steven Matyas, age 63
Mr. Matyas has served as President, North American Retail since June 2016, and as President of Staples Canada from July 2000 to May 2016. He also served as Senior Vice President, Sales and Operations of Staples Canada from August 1994 to July 2000, and Vice President, Sales, Operations and Human Resources of The Business Depot, Ltd. from March 1991 until its acquisition by Staples in 1994.
Neil Ringel, age 52
Mr. Ringel has served as President, North American Delivery since January 2017, as Executive Vice President, Staples Business Advantage from October 2012 to January 2017, and as Senior Vice President, Staples Business Advantage from June 2006 to October 2012. He has also held other roles within Staples since joining in January 1995, including Vice President of Sales - East, Regional Vice President - Sales, and Vice President - SBA Operations.
Michael Williams, age 63
    Mr. Williams has served as Chief Legal Officer and Secretary since January 2017, Executive Vice President, General Counsel and Secretary from December 2014 to January 2017, and previously as Senior Vice President, General Counsel and Secretary from November 2012 to December 2014. Prior to joining Staples, Mr. Williams served as Executive Vice President, General Counsel and Secretary of Sony Electronics, Inc., a consumer electronics company, from March 2004 to October 2012 with responsibility for legal operations of several professional and consumer electronics companies in the U.S., Central America and South America.

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
Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by use of the words like "believes," "expects," "anticipates," "plans," "may," "will," "would," "intends," "estimates" and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions and should be read in conjunction with our MD&A, our consolidated financial statements and notes to consolidated financial statements included in Appendix C. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading "Risk Factors" as well as risks that emerge from time to time that are not possible for us to predict. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another earlier date is indicated).

We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.
Item 1A.    Risk Factors

Risks Related to the Business

If we fail to meet the changing needs of our customers our business and financial performance could be adversely affected.

We are currently engaged in a multi-year effort to evolve our business to meet the changing needs of business customers. One of our top priorities is to expand our product and service offerings beyond traditional core office supplies, a category that is declining. Over the past few years we have had success driving growth in adjacent product categories, such as facilities supplies, breakroom supplies, and print and marketing services. Our success is dependent on providing our customers the selection of products, as well as services, at competitive prices that meet customers' changing needs and purchasing habits. If we misjudge either the demand for products and services we sell or our customers' purchasing habits and tastes, we may be faced with excess inventories of some products or missed opportunities for products and services we do not offer. Failure to provide the products and services preferred by our customers could have a material adverse effect on our revenue, results of operations and ability to attract and retain customers.

We face uncertainties transforming our business, and our inability to successfully implement our strategies could adversely affect our business and financial performance.

As part of our continuing efforts to transform our business, in 2016 we announced our 20/20 business strategy with four priorities: (i) accelerating growth in the mid-market in North America, including through acquisitions; (ii) preserving profitability in North American stores; (iii) taking aggressive action to drive profit improvement and reduce costs across the organization, including a plan to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018, primarily through reducing product costs, optimizing promotions, increasing the mix of own-brand products and reducing operating expenses; and (iv) narrowing our geographic focus to North America, including through the divestiture of our European operations. We plan to close approximately 70 North American retail stores in 2017 in connection with our 20/20 strategy. Charges will be required as a result of implementing our plans, and additional charges may be required if we adopt new strategies for the future. The success of our plans is subject to both the risks affecting our business generally and the inherent difficulty associated with implementing our new strategies, and is also dependent on the skills, experience, and efforts of our management and other associates and our success with third parties. To the extent we pursue acquisitions or other operational and strategic opportunities, our success will depend on selecting the appropriate targets or partners, completing integration efforts quickly and effectively and realizing any expected synergies and cost savings. To the extent we make investments in our business, such as investments to accelerate growth in our mid-market contract business, these investments may not generate incremental revenue or increase profitability in proportion to their cost, or at all. There is no assurance that we will be able to successfully implement our strategic initiatives or that the implementation of changes will result in the benefits or costs savings at the levels that we anticipate or at all, which may result in an adverse impact on our business and financial statements.

We operate in a highly competitive market and we may not be able to continue to compete successfully.

As we expand our assortment of products and services we compete against a growing and diverse set of competitors, including other office supplies distributors, wholesalers, networks of regional suppliers, managed print service companies, contract stationers, electronic commerce distributors, regional and local dealers, direct manufacturers of the products we distribute, and companies focused on adjacent categories such as maintenance, repair and operation providers. We also compete with online retailers such as Amazon.com, mass merchants such as Walmart and Target, warehouse clubs such as Costco, computer and electronics retail stores such as Best Buy, specialty technology stores such as Apple, print and marketing businesses such as FedEx Office, and a wide range of other retailers, including grocery stores, drug stores, discount retailers, and traditional office supply retail stores. Many of our competitors have increased their presence in our historic core product areas in recent years, for example by expanding their assortment of office products and services, opening new stores near our existing stores, and offering direct delivery of office products, and we expect this trend to continue going forward. Intense competitive pressures from one or more of our competitors could affect prices or demand for our products and services. If we are unable to appropriately respond to these competitive pressures, or offer the appropriate mix of products and services at competitive prices, our financial performance and market share could be adversely affected. Some of our current and potential competitors are larger than we are, may have more experience in selling certain products or delivering services or may have substantially greater financial resources.

Macroeconomic conditions could adversely affect our business and financial performance.

As a world-class provider of products and services that operates globally to serve the needs of business customers and consumers, our operating results and performance depend significantly on North American and worldwide economic conditions and their impact on business and consumer spending. Increases in the levels of unemployment, particularly white collar unemployment, energy and commodity costs, health care costs, higher interest rates and taxes, tighter credit markets, reduced consumer credit availability, fluctuation in the financial markets, lower consumer confidence, lack of small business formation and other factors could result in a decline in business and consumer spending. Our business and financial performance may continue to be adversely affected, and our ability to generate cash flow may be negatively impacted, by current and future economic conditions if there is a renewed decline in business and consumer spending or if such spending remains stagnant.

Compromises of our information systems or unauthorized access to confidential information or personal information may materially harm our business or damage our reputation.

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers, end users of our services, vendors, business partners and associates. For example, we handle, collect and store personal information in connection with our customers purchasing products or services, enrolling in our promotional or rewards programs, registering on our web site or otherwise communicating or interacting with us. We also accept payments using a variety of methods, including debit and credit cards, gift cards, electronic transfer of funds, and others. We rely on third parties to provide payment processing services or make certain payments on our behalf. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. We may share confidential and personal information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against loss or unauthorized access, acquisition, use or disclosure. For example, computer hackers may penetrate our or our vendors' network security and, if successful, misappropriate such information or interfere with our ability to access such information. A Staples associate, contractor or other third-party with whom we do business may misuse confidential or personal information to which they have access; attempt to circumvent our security measures; or inadvertently cause a breach involving such information. Additionally, methods to obtain unauthorized access to confidential information change frequently, are increasingly sophisticated and may be difficult to detect or remediate, which can impact our ability to respond appropriately. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, for failing to respond appropriately, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss, interference with our ability to access, unauthorized access to, or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

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

We rely heavily on various information systems and technology to sell and deliver our products and services and operate our business, including systems to track inventory, to process and record transactions, to generate financial reports and to communicate with our associates, vendors and customers. As we continue to accelerate our growth online, our ability to attract and retain customers, compete and operate effectively is dependent on a consistent, secure and easy to use technology infrastructure with uninterrupted availability and reliable back-up systems. Any disruption to the internet or our technology infrastructure, including a disruption or incident affecting our web sites and information systems, including without limitation a denial of service or ransomware attack, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs. Hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly disrupt our operations or compromise our information security. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage or upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business could be disrupted thus subjecting us to liability and potentially harming our reputation.

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

Our customers across all channels value courteous and knowledgeable associates. Accordingly, our performance depends on attracting, training, engaging and retaining a large number of qualified associates, as well as business leaders and other key technology, sales, supply chain, marketing and support personnel. We face intense competition for qualified associates and other key employees, particularly in tight labor markets or in specialized areas of technical expertise. Many of our associates, particularly in retail stores, are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, the attractiveness of our incentive compensation plans, and the cost of compliance with labor and wage laws and regulations. We have experienced reductions in force in connection with our restructuring activity, which may lead to lower associate engagement, gaps in experience and knowledge, and a higher likelihood that remaining associates terminate their employment. If we are unable to attract, train, engage and retain a sufficient number of qualified associates and key employees, our business and financial performance may be adversely affected.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Historically, sales and profitability are generally stronger in the second half of our fiscal year than the first half of our fiscal year due in part to back-to-school and back-to-business seasons.  Factors that could also cause these quarterly fluctuations include: the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; the expense and outcome of legal proceedings; severe weather; consumer confidence; and the other risk factors described in this section. Most of our operating expenses, such as occupancy costs and associate salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall may have a disproportionate effect on our net income for the quarter.

The divestiture of our European operations could harm our business, financial condition and results of operations.

On February 27, 2017, we completed the sale of our European operations to a third party buyer as part of our 20/20 business strategy. Following the divestiture of our European operations, we will be a smaller, less diversified company with a narrower business focus and restricted from operating in Europe, and we may be more vulnerable to changing market conditions, which could materially adversely affect our business, results of operations and financial condition. We have licensed certain Staples trademarks and other intellectual property to the divested business, and the actions of the divested business, including misuse of the intellectual property, could harm our brand and reputation. We may also incur losses as a result of indemnification obligations, challenges in separating business operations and in servicing or retaining joint global customers, the provision of transition services, and our continuing minority ownership; in each case related to the divested operations.

Our international operations expose us to risks inherent in foreign operations.

Although we have divested our European operations, we continue to operate in countries outside the United States. In certain international market segments, we may not benefit from any first-to-market advantages or otherwise succeed. Cultural differences abroad and local practices of conducting business may conflict with our own business practices and ethics standards. Ensuring compliance with foreign and U.S. laws and our own policies may require that we implement new operational systems and financial controls, conduct audits or internal investigations, train our associates and third parties on our existing compliance methods, and take other actions, all of which may be expensive, divert management's time and impact our operations. There are also different employee/employer relationships that may delay or impact the implementation of some of these operational systems. In addition, differences in business practices in our international markets may cause customers to be less receptive to our business model than we expect.

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

Our effective tax rate may fluctuate.

We are a multi-national, multi-channel provider of products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, changes in the laws and the tax filing positions we take in various jurisdictions. In addition, our effective tax rate may fluctuate quarterly, and the resulting tax rate may be negative or unusually high as a result of significant charges in a quarter that are not tax deductible, such as goodwill and long-lived asset impairment. We base our estimate of our effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, or changes in domestic tax policy or tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and results of operations.

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
As of January 28, 2017, our consolidated outstanding debt was $1.0 billion and we also had $1.1 billion of additional borrowing capacity under our commercial paper program, revolving credit facility and other lines of credit. We are not restricted from incurring substantial additional indebtedness in the future. Incurring substantial indebtedness in the future could reduce our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could make us more vulnerable to economic downturns and economic pressures. Our level of indebtedness may also place us at a competitive disadvantage against less leveraged competitors. If we default or breach our obligations, we could be required to pay a higher rate of interest or lenders could require us to accelerate our repayment obligations. If we were to experience a credit rating downgrade in future periods, we may incur higher interest costs on future financings and it may limit our ability to participate in the commercial paper market.

Our expanded offering of proprietary branded products and services may not improve our financial performance and may expose us to intellectual property liability, product liability, import/export liability, government investigations and claims, and other risks associated with global sourcing.

Our product offering includes Staples, Quill and other proprietary branded products and services, which represented approximately 29% of our sales in fiscal 2016 and which typically generate higher margins than national brand products and services. Our proprietary branded products compete with other manufacturers' branded items that we offer. An increase in our proprietary branded products and services also exposes us to added risks that could increase the cost of doing business, such as third party intellectual property infringement, false advertising, and product liability claims against us with respect to such products and services; increased tariffs on goods we import, particularly in light of current uncertainty with respect to U.S. trade policy; and import and export compliance issues. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to importing and exporting merchandise, there can be no assurance that contractors, agents, vendors, manufacturers or other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our operations or operating results. We also have greater exposure and responsibility to the consumer for replacements as a result of product defects. If any of our customers are harmed by our proprietary branded products or services, they may bring product liability and other claims against us or we may have to issue voluntary or mandatory recalls.
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

Our business is subject to federal, state, local and international laws, rules and regulations, such as state and local wage and hour laws, the U.S. Foreign Corrupt Practices Act, the False Claims Act, the Employee Retirement Income Security Act (“ERISA”), securities laws, import and export laws (including customs regulations), privacy and information security regulations, product safety, warranty or recall regulations, unclaimed property laws, and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements, increased enforcement and our ongoing expansion into new markets and new channels. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 28, 2017, for our continuing operations we operated a total of 1,583 retail stores in 46 states and the District of Columbia in the United States, 10 provinces and 2 territories in Canada, and in Argentina, Australia and Brazil. As of that same date, we also operated 78 distribution and fulfillment centers in 25 states in the United States, 7 provinces in Canada, and in China, Argentina, Brazil, Taiwan and Australia.

The following table sets forth the locations of our facilities related to our continuing operations as of January 28, 2017:
RETAIL STORES

Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores	Country/State/Province/Region/Territory	Number of Stores
United States		New Jersey	71	Canada
Alabama	10	New Mexico	9	Alberta	39
Arizona	24	New York	112	British Columbia	41
Arkansas	7	North Carolina	44	Manitoba	10
California	175	North Dakota	2	New Brunswick	8
Colorado	17	Ohio	50	Newfoundland	4
Connecticut	33	Oklahoma	16	Nova Scotia	12
Delaware	7	Oregon	17	Northwest Territories	1
District of Columbia	1	Pennsylvania	87	Ontario	112
Florida	74	Rhode Island	8	Prince Edward Island	2
Georgia	28	South Carolina	20	Quebec	64
Idaho	8	South Dakota	1	Saskatchewan	10
Illinois	32	Tennessee	17	Yukon	1
Indiana	20	Texas	47	Total Canada	304
Iowa	12	Utah	10
Kansas	5	Vermont	6
Kentucky	14	Virginia	38	Argentina	14
Maine	10	Washington	23	Australia	9
Maryland	38	West Virginia	4	Brazil	1
Massachusetts	62	Wisconsin	7		1,583
Michigan	34	Wyoming	3
Minnesota	5	Total United States	1,255
Missouri	10
Montana	7
Nebraska	4
Nevada	6
New Hampshire	20

DISTRIBUTION AND FULFILLMENT CENTERS

Country/State/Province/Region/Territory	Number of Centers	Country/State/Province/Region/Territory	Number of Centers
United States		Canada
Arizona	1	Alberta	3
Alaska	1	British Columbia	2
California	4	Manitoba	1
Colorado	1	New Foundland	1
Connecticut	2	Nova Scotia	2
Florida	1	Ontario	3
Georgia	2	Quebec	2
Idaho	1	Total Canada	14
Illinois	1
Indiana	1	China	8
Iowa	2	Argentina	1
Kansas	1	Brazil	1
Maryland	2	Taiwan	1
Massachusetts	2	Australia	13
Minnesota	2		78
New Jersey	1
New York	2
North Carolina	2
Ohio	1
Oregon	3
Pennsylvania	1
Tennessee	1
Texas	3
Washington	1
Wisconsin	1

Total United States	40

Most of the existing facilities are leased by us with lease terms expiring between 2017 and 2026. In many instances, we have renewal options at increased rents. Leases for 126 of the existing stores provide for contingent rent based upon sales.
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

	High	Low
52 Weeks Ended January 28, 2017
First Quarter	$11.37	$8.04
Second Quarter	10.83	8.00
Third Quarter	9.38	7.24
Fourth Quarter	10.11	7.24
52 Weeks Ended January 30, 2016
First Quarter	$19.40	$15.72
Second Quarter	16.84	13.74
Third Quarter	14.71	11.61
Fourth Quarter	13.50	8.29
Cash Dividend
Since 2004, we have returned cash to our stockholders through cash dividends. We paid quarterly dividends for fiscal year 2016 of $0.12 per share on April 14, 2016, July 14, 2016, October 13, 2016 and January 12, 2017 resulting in a total dividend payment of $311 million or $0.48 per share. We paid quarterly dividends for fiscal year 2015 of $0.12 per share on April 16, 2015, July 16, 2015, October 15, 2015 and January 14, 2016, resulting in a total dividend payment of $308 million or $0.48 per share. We paid quarterly dividends for fiscal year 2014 of $0.12 per share on April 17, 2014, July 17, 2014, October 16, 2014 and January 15, 2015 resulting in a total dividend payment of $307 million or $0.48 per share.
While it is our intention to continue to pay quarterly cash dividends in 2017 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors. Our payment of dividends is permitted under our existing public notes and other financing agreements, although our revolving credit agreement restricts the payment of dividends in the event we are in default under such agreement or such payout would cause a default under such agreement.
On March 7, 2017, our Board of Directors approved the payment of a cash dividend of $0.12 per share to be paid on April 13, 2017 to stockholders of record on March 24, 2017.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on Staples' common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index during our 2012 through 2016 fiscal years, assuming the investment of $100.00 on January 28, 2012 with dividends being reinvested.

TOTAL RETURN TO STOCKHOLDERS

	28-Jan-12	2-Feb-13	1-Feb-14	31-Jan-15	30-Jan-16	28-Jan-17
Staples, Inc.	$100.00	$87.30	$87.82	$118.14	$64.14	$69.36
S&P 500 Index	$100.00	$116.78	$141.91	$162.09	$161.01	$193.28
S&P Retail Index	$100.00	$129.41	$163.38	$196.45	$230.90	$273.54
Issuer Purchases of Equity Securities
We did not repurchase any of our common stock under our share repurchase program during 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocations of capital for open-market share repurchases with allocations for merger and acquisition opportunities.
Other Information
For information regarding securities authorized for issuance under our equity compensation plans, please see Note K - Equity Based Employee Benefit Plans in the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
At March 7, 2017, we had 4,257 holders of record of our common stock.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
1.     Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated, as of January 28, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means a company’s controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and that judgment must be applied in the evaluation of the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of January 28, 2017, management, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were ineffective at the reasonable assurance level at that date, due to the material weaknesses identified as described below. The material weaknesses did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial results.
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
Management assessed the effectiveness of Staples' internal controls over financial reporting as of January 28, 2017. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") . Based on our assessment, we concluded that, as of January 28, 2017, the Company has not maintained effective internal control over financial reporting based on those criteria as a result of the material weaknesses in internal control over financial reporting described below.
Management has identified deficiencies in its internal control over financial reporting, which are related to the operation of information technology (“IT”) general controls in the areas of access security, program change management and computer operations (“IT General Controls”) in certain business units in North America and a business unit in the United Kingdom. The deficiencies in IT General Controls also resulted in a conclusion that manual controls that rely on data produced by and maintained within these affected IT system applications and automated controls within these affected IT system applications were ineffective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the aggregate impact of these deficiencies resulted in material weaknesses as follows:

•
North America IT General Controls - deficiencies in certain applications used by business units in North America that resulted in the failure of other automated controls and other controls that rely on data from these applications.

•
United Kingdom IT General Controls - deficiencies in certain applications used by a component of discontinued operations in the United Kingdom that resulted in the failure of other automated controls and other controls that rely on data from these applications.

The material weaknesses did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by the Company, and there were no changes in previously released financial results. We have begun to develop remediation plans for these material weaknesses which are described below under “Remediation Activities”.
The independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017, which is included herein.
(b)   Attestation Report of the Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Staples, Inc.

We have audited Staples, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Staples, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	IT general controls deficiencies in North America

•	IT general controls deficiencies in the United Kingdom

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Staples, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Staples, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017 of Staples, Inc. and subsidiaries and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2017

(c)   Changes in Internal Control over Financial Reporting
Except for the control deficiencies discussed above in this Item 9A that have been assessed as material weaknesses as of January 28, 2017, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the three months ended January 28, 2017, management identified deficiencies in internal control over financial reporting related to IT General Controls in the areas of access security, program change management and computer operations in certain business units in North America. These deficiencies also resulted in the failure of other automated controls and other controls that rely on data from these applications. Management determined that the aggregate impact of these deficiencies resulted in a material weakness affecting certain applications and business units in North America.
After identifying the material weaknesses noted above in certain business units in North America, management remediated the IT General Controls where possible, and began to develop remediation plans for the remaining affected applications. At year-end, access, change management and computer operations controls in certain systems  were not operating effectively. These deficiencies resulted in the failure of other automated controls and other controls that rely on data from these applications. As such, as of January 28, 2017, management concluded that the material weakness in internal controls over financial reporting related to IT General Controls in the areas of user access, change management and computer operations affecting certain applications and business units in North America was unremediated.

Management identified deficiencies in internal control over financial reporting related to IT General Controls in the areas of access security, program change management and computer operations as well as deficiencies in business process controls related to a certain component of the business in the United Kingdom. These deficiencies resulted in the failure of other automated controls and other controls that rely on data from these applications. Management determined that the aggregate impact of these deficiencies resulted in a material weakness associated with a component of discontinued operations and assets held for sale in the United Kingdom.
(d)   Remediation activities
Management is actively engaged in the implementation of a remediation plan to address the ineffective IT General Controls contributing to the material weaknesses. The remediation actions include the following:

•
Improving the operation and monitoring of control activities and procedures associated with logical security including user and administrator access to the affected IT systems, including both preventive and detective control activities.

•
Improving the operation of program change management control activities to track authorizations to changes, emergency change management procedures and across the affected IT systems, including both preventive and detective controls activities.

•	Improving the operation and monitoring of computer operations control activities to track appropriate processing and authorization of job and backup processes of the affected IT systems.

•	Implementing additional training for resources in the functional areas that support and monitor our IT systems and information generated therefrom.

•
Implementing additional business process controls or improving existing business process controls, as needed, to address the risks related to the financial reports and data generated from the affected IT systems.

Management believes that these efforts will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until (a) the new controls are fully implemented and existing controls are reinforced, (b) the controls are in operation for a sufficient period of time and (c) these controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

Item 9B.    Other Information

On March 6, 2017, Carol Meyrowitz informed the Board of Directors of Staples, Inc. (the “Board”) that she would not stand for re-election to the Board at our 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”).  Ms. Meyrowitz will remain on the Board until the conclusion of the 2017 Annual Meeting.  Our Board voted to reduce its size from 11 members to 10 members, effective upon Ms. Meyrowitz’s departure.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.
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
We have adopted a written code of ethics, the Staples Code of Conduct, that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct, which also applies to our directors and all of our officers and associates, can be found on our web site, which is located at www.staples.com, and is also an exhibit to this report. We intend to make all required disclosures concerning any amendments to or waivers from our code of ethics by filing a Form 8-K disclosing such waiver, or to the extent permitted by applicable NASDAQ regulations, by posting such information in the Investor Information section of our web site.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will appear under the headings "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information at 2016 Fiscal Year End" in our Proxy Statement, which sections are incorporated herein by reference.
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

Item 15.    Exhibits and Financial Statement Schedules

(a)	Index to Consolidated Financial Statements: The following financial statements and schedules of Staples, Inc. are included as Appendix C of this Report:
1.    Financial Statements.

•	Consolidated Balance Sheets - January 28, 2017 and January 30, 2016;

•	Consolidated Statements of Income - Fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015;

•	Consolidated Statements of Comprehensive Income - Fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015;

•	Consolidated Statements of Stockholders' Equity - Fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015;

•	Consolidated Statements of Cash Flows - Fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and

•	Notes to Consolidated Financial Statements.
2.    Financial Statement Schedules.

•	Schedule II—Valuation and Qualifying Accounts.
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

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2017.

STAPLES, INC.
By:	/s/ SHIRA D. GOODMAN
Shira D. Goodman,
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ SHIRA D. GOODMAN	Director and President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Shira D. Goodman

/s/ DREW G. FAUST	Director	March 9, 2017
Drew G. Faust

/s/ CURTIS FEENY	Director	March 9, 2017
Curtis Feeny

/s/ PAUL-HENRI FERRAND	Director	March 9, 2017
Paul-Henri Ferrand

/s/ DEBORAH HENRETTA	Director	March 9, 2017
Deborah Henretta

/s/ KUNAL S. KAMLANI	Director	March 9, 2017
Kunal S. Kamlani

/s/ JOHN F. LUNDGREN	Director	March 9, 2017
John F. Lundgren

/s/ CAROL MEYROWITZ	Director	March 9, 2017
Carol Meyrowitz

/s/ ROBERT E. SULENTIC	Director and Chairman of the Board	March 9, 2017
Robert E. Sulentic

/s/ VIJAY VISHWANATH	Director	March 9, 2017
Vijay Vishwanath

/s/ PAUL F. WALSH	Director	March 9, 2017
Paul F. Walsh

/s/ CHRISTINE T. KOMOLA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2017
Christine T. Komola

/s/ MARK CONTE	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 9, 2017
Mark Conte

APPENDIX A
STAPLES, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(Dollar Amounts in Millions, Except Store and Per Share Data)

	Fiscal Year Ended
	January 28, 2017 (1) (52 Weeks)	January 30, 2016 (1) (52 Weeks)	January 31, 2015 (1) (52 Weeks)	February 1, 2014 (2) (52 Weeks)	February 2, 2013 (3) (53 Weeks)
Statement of Income Data:
Sales	$18,247	$18,764	$19,684	$20,180	$21,133
Gross profit	4,758	4,907	5,038	5,265	5,661

(Loss) income from continuing operations	$(459)	$462	$125	$736	$793
(Loss) income from discontinued operations	(1,038)	(83)	10	(116)	(1,004)
Net (loss) income	$(1,497)	$379	$135	$620	$(211)

Basic earnings per common share:
Continuing operations	$(0.71)	$0.71	$0.19	$1.13	$1.19
Discontinued operations	(1.60)	(0.12)	0.02	(0.18)	(1.50)
Consolidated operations	$(2.31)	$0.59	$0.21	$0.95	$(0.31)

Diluted earnings per common share:
Continuing operations	$(0.71)	$0.71	$0.19	$1.12	$1.19
Discontinued operations	(1.60)	(0.12)	0.02	(0.18)	(1.50)
Consolidated operations	$(2.31)	$0.59	$0.21	$0.94	$(0.31)

Dividends declared per common share	$0.48	$0.48	$0.48	$0.48	$0.44

Statistical Data:
Stores open at end of period	1,583	1,629	1,699	1,887	1,932

Balance Sheet Data:
Working capital (4)	$1,934	$1,587	$1,410	$1,460	$2,300
Total assets	8,271	10,172	10,308	11,175	12,280
Long-term debt, net of current maturities (4)	529	1,016	1,018	1,000	1,000
Noncontrolling interests	8	8	8	9	8
Total stockholders’ equity	$3,696	$5,384	$5,313	$6,141	$6,136

(1) See the reconciliation of GAAP to non-GAAP income from continuing operations in Management's Discussion and Analysis of Financial Condition and Results of Operations for the impact of certain items of income or loss reflected in this period.

(2) Income from continuing operations for this period reflects pre-tax charges of $20 million for restructuring activities related to streamlining the Company's operations and general and administration functions.

(3) Income from continuing operations for this period reflects pre-tax charges of $6 million for impairment of long-lived assets, $38 million for restructuring activities, $57 million for a loss on early extinguishment of debt, $26 million related to the termination of the Company's joint venture agreement in India, and $20 million for accelerated intangible asset amortization.

(4) Balances exclude discontinued operations.

A-1

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations

General
Our fiscal year is the 52 or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2016 ("2016") consisted of the 52 weeks ended January 28, 2017, fiscal year 2015 ("2015") consisted of the 52 weeks ended January 30, 2016 and fiscal year 2014 ("2014") consisted of the 52 weeks ended January 31, 2015.
New Business Segments

As part of Staples’ 20/20 strategic plan, during the fourth quarter of 2016 we realigned our business segments to support growth and better address the changing needs of our customers. Under the new structure, the North American Delivery segment includes Staples Business Advantage, our contract operations in the U.S. and Canada, as well as our Quill.com business and our Staples.com and Staples.ca businesses in the U.S. and Canada. The North American Retail segment includes our retail stores in the U.S. and Canada.

Also during the fourth quarter of 2016, we completed the sale of our retail stores business in the United Kingdom ("UK Retail"), and classified our remaining European operations ("European Operations") as held for sale. As a result, UK Retail and the European Operations are presented in discontinued operations, and our remaining international businesses will no longer be included in a reportable segment. The sale of our European Operations was completed on February 27, 2017. See Note D - Discontinued Operations in the Notes to the Consolidated Financial Statements for more information.
Results of Operations
Major contributors to our 2016 results of continuing operations, as compared to the results for 2015, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $18.2 billion in sales, a decrease of 2.8%;

•	North American Delivery sales decreased 0.9% and business unit income rate increased to 6.3% from 5.8%;

•	North American Retail sales decreased 7.1% and business unit income rate decreased to 4.8% from 5.3%;

•	(Loss) income from continuing operations for 2016 was a loss of $(459) million compared with income of $462 million in 2015;

•
Loss from continuing operations for 2016 reflects pre-tax charges of $1.2 billion for impairment of goodwill and long-lived assets, merger-related costs, restructuring-related charges, legal fees, and a net loss on the sale of businesses and assets;

•	Non-GAAP income from continuing operations was $586 million in 2016 compared with $598 million in 2015; and

•
Earnings per diluted share from continuing operations was $(0.71) in 2016 compared to $0.71 in 2015. Non-GAAP earnings per diluted share from continuing operations was $0.90 in 2016 compared with $0.93 in 2015.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Outlook

For the first quarter of 2017, we expect to achieve fully diluted non-GAAP earnings per share for continuing operations in the range of $0.15 to $0.18.  Our earnings guidance excludes potential charges related to our strategic plans, including restructuring and related initiatives and charges related to the sale of our European operations.  For the full year 2017, we expect to generate at least $500 million of free cash flow.  We provide earnings and cash flow guidance on a non-GAAP basis only as we cannot predict certain elements which are included in reported GAAP results, as discussed below under "Non-GAAP Measures."

Our guidance reflects the following material trends, events, uncertainties and strategic actions:

•
We plan to accelerate growth in Staples Business Advantage, our North American contract business, where we have momentum and best in class offerings to build on. We plan to accelerate growth by focusing on providing services and products beyond office supplies and by targeting mid-market business customers.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

•
At the same time we are focused on maximizing profitability and reducing risk in our underperforming North American retail and international businesses. Our guidance assumes that we will close approximately 70 retail stores in North America in 2017. We will evaluate our remaining store portfolio on an ongoing basis as performance and market conditions change.

•
We plan to reduce end-to-end product costs, continue to evolve our promotional strategies, increase our mix of Staples Brand products, drive savings in our supply chain, eliminate fixed costs in our retail stores, and generate additional efficiency savings across the entire organization, which we expect will approximately $300 million of annualized pre-tax cost savings by the end of 2018.

Termination of Proposed Merger with Office Depot

On February 4, 2015, Staples announced that it had signed a definitive agreement to acquire Office Depot, a global supplier of office products, services and solutions for the workplace. On December 7, 2015, the U.S. Federal Trade Commission and Canadian Commissioner of Competition each filed lawsuits against the Company and Office Depot, seeking to block the proposed merger and prevent the acquisition from closing. On May 10, 2016, the U.S. District Court for the District of Columbia granted the Federal Trade Commission’s request for a preliminary injunction against the proposed acquisition, and as a result Staples and Office Depot terminated the merger agreement on May 16, 2016. See Note Q - Termination of Merger Agreement with Office Depot in the Notes to the Consolidated Financial Statements for information related to costs associated with terminating the merger agreement and interest and fees associated with the related financing agreements.

Non-GAAP Measures
In our analysis of the results of operations and in our outlook, we have referred to certain non-GAAP financial measures for sales, net income, earnings per share, effective tax rate, and free cash flow (which we define as net cash provided by operating activities less capital expenditures). The presentation of these results should be considered in addition to, and should not be considered superior to, or as a substitute for, the presentation of results determined in accordance with GAAP. We believe that these non-GAAP financial measures assist management and investors to analyze our performance by providing meaningful information that facilitates the comparability of underlying business results from period to period. We use these non-GAAP financial measures to evaluate the operating results of our business against prior year results and our operating plan, and to forecast and analyze future periods. We recognize there are limitations associated with the use of non-GAAP financial measures as they may reduce comparability with other companies that use different methods to calculate similar non-GAAP measures. We generally compensate for these limitations by considering GAAP as well as non-GAAP results. In addition, management provides a reconciliation to the most comparable GAAP financial measure, other than financial guidance which is only provided on a non-GAAP basis given that potential charges to be incurred related to the company’s strategic plans, including restructuring and related initiatives, and the potential related impact on cash flow, cannot be reasonably estimated.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below (amounts in millions, except per share data):

	52 Weeks Ended
	January 28, 2017
	GAAP	Impairment of goodwill and long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross profit	$4,758	$—	$—	$—	$—	$4	$4,762

Operating (loss) income	(264)	783	272	55	14	45	905
Interest and other expense, net	62		(37)				25
Loss on early extinguishment of debt	26		(26)				—
(Loss) income from continuing operations before income taxes	(352)						880

Income tax expense	107						107
Adjustments	—						187
Adjusted income tax expense	107						294

(Loss) income from continuing operations	$(459)						$586

Effective tax rate	(30.5)%						33.5%

(Loss) income from continuing operations per common share:
Diluted earnings per common share	$(0.71)						$0.90

Weighted average common shares outstanding	649						649
Effect of dilutive securities	—						4
Weighted average common shares outstanding assuming dilution	649						653

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

	52 Weeks Ended
	January 30, 2016
	GAAP	Restructuring charges	Impairment of long-lived assets and accelerated depreciation	Loss on sale of assets, net	Merger-related costs	PNI data security incident costs	Non-GAAP
Operating income	$713	$105	$39	$5	$53	$18	$933
Interest and other expense, net	149	—	—	—	94	—	55
Income from continuing operations before income taxes	564						878

Income taxes	102						102
Adjustments	—						178
Adjusted income taxes	102						280

Income from continuing operations	$462						$598

Effective tax rate	18.1%						31.8%

Diluted earnings per common share	$0.71						$0.93

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

	52 Weeks Ended
	January 31, 2015
	GAAP	Inventory write-downs	Restructuring charges	Accelerated depreciation	Impairment of goodwill and long-lived assets	Gain on sale of businesses, net	Non-GAAP
Gross profit	$5,038	$26	$—	$—	$—	$—	$5,064

Operating income	296	26	158	8	469	(29)	928
Interest and other expense, net	43						43
Income from continuing operations before income taxes	253						885

Income tax expense	128						128
Adjustments	—						160
Adjusted income taxes	128						288

Income from continuing operations	$125						$597

Effective tax rate	50.9%						32.6%

Diluted earnings per common share from continuing operations	$0.19						$0.92

Reconciliation of GAAP to Non-GAAP Sales Growth

North American Delivery Comparable Sales Growth
	Fourth quarter of Fiscal 2016	Fiscal Year 2016
GAAP sales growth	(1.2)%	(0.9)%
Impact of foreign exchange	0.2%	(0.1)%
Impact of divestitures	(3.5)%	(2.0)%
Impact of acquisitions	0.9%	0.3%
Comparable sales growth	1.2%	0.9%

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Consolidated Performance
2016 Compared with 2015
Sales: Sales for 2016 were $18.2 billion, a decrease of 2.8% from 2015. The sales decline was primarily driven by a 5% decline in comparable store sales in North American Retail, the unfavorable impact from the divestiture of our Staples Print Solutions business ("SPS") in the second quarter of 2016, and approximately a 1% negative impact associated with store closures, partly offset by comparable sales growth in North American Delivery. Declines in ink and toner, business machines and technology accessories, tablets and supplies were partly offset by growth in facilities supplies, food and breakroom supplies, computers and print and marketing services.
Gross Profit: Gross profit as a percentage of sales was 26.1% for 2016 compared to 26.2% for 2015. The slight decrease was primarily due to growth in low margin offerings in China and an unfavorable impact of lower sales on fixed expenses in U.S. Retail, mostly offset by improved product margin rates in both North American Retail and North American Delivery.
Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2016 decreased by $148 million or 3.7% from 2015. The decrease was driven by a reduction in compensation due to headcount reductions, lower legal and integration planning costs as a result of the terminated merger with Office Depot, and reduced marketing expense. These reductions were partially offset by increased professional service fees and higher incentive compensation.
Selling, general and administrative expenses in 2016 includes $22 million in legal and professional services costs associated with our planned acquisition of Office Depot and $14 million in costs associated with litigation (see Note I - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for additional information). Selling, general and administrative expenses in 2015 reflect $53 million in legal and professional services costs associated with our planned acquisition of Office Depot, $18 million of costs related to the PNI data security incident, and $5 million of accelerated depreciation.  As a percentage of sales, selling, general and administrative expenses were 21.1% in 2016 compared to 21.3% for 2015.
Impairment of Goodwill and Long-Lived Assets: See Note C - Goodwill and Long-Lived Assets in the Notes to the Consolidated Financial Statements for information related to the impairment charges in 2016 and 2015.
Restructuring Charges: See Note B - Restructuring Charges in the Notes to the Consolidated Financial Statements for information related to the restructuring charges in 2016 and 2015.
(Loss) Gain on Sale of Businesses and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Consolidated Financial Statements for information related to gains and losses related to the sale of businesses and other assets in 2016 and 2015.
Interest Expense: Interest expense decreased to $81 million for 2016 from $139 million for 2015. Interest expense during 2016 and 2015 reflected interest and fees of $39 million and $94 million, respectively, related to financing arrangements associated with our proposed acquisition of Office Depot. See Note Q - Termination of Merger Agreement with Office Depot in the Notes to the Consolidated Financial Statements for additional information.
Other Income (Expense), Net: Other income (expense), net was income of $13 million for 2016 compared to expense of $(13) million for 2015. The change was primarily driven by $14 million of investment income associated with our supplemental executive retirement plan realized in 2016, compared with $9 million of investment losses recognized in 2015.
Income Taxes:  Our effective tax rate was (30.5)% in 2016 compared to 18.1% for 2015. The primary driver of the lower rate in 2015 compared with 2016 is that in 2015 we recognized a $60 million reduction in our liability for unrecognized tax benefits, primarily due to the expiration of statutes of limitations.
Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our non-GAAP effective tax rate was 33.5% in 2016 and 31.8% in 2015. The increase in our non-GAAP effective tax rate in 2016 compared with the prior year is primarily due to changes in the geographic mix of earnings.
See Note J - Income Taxes in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to our effective tax rates in 2016 and 2015 and for information relating to the undistributed earnings of our foreign subsidiaries.
Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The earnings generated primarily by our entities in Canada contribute to the foreign tax rate differential impacting the effective tax rate in 2016 and 2015.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

2015 Compared with 2014
Sales:  Sales for 2015 were $18.8 billion, a decrease of 4.7% from 2014. The sales decrease was primarily driven by a 3% unfavorable impact from changes in foreign exchange rates and a 2% negative impact associated with store closures. Comparable store sales in North American Retail declined 4%, while sales for North American Delivery increased 1% in both U.S. dollars and local currency. Declines in computers and mobility, business machines and technology accessories, and ink and toner were partly offset by growth in facilities supplies, print and marketing services, breakroom supplies and furniture.
Gross Profit: Gross profit as a percentage of sales was 26.2% for 2015 compared to 25.6% for 2014. The increase was primarily driven by improved product margin rates in North American Retail and Quill.com The increase also reflects the impact of $26 million of inventory write-downs in 2014 related to the rationalization of our SKU assortment and the closure of North American retail stores, which compares with a $1 million write-down in 2015. The favorable impact of these factors was partially offset by the impact of increased logistics expenses for North American Retail.
Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2015 decreased by $103 million or 2.5% from 2014. The decrease was driven by a reduction in compensation, largely due to headcount reductions associated with store closures and reduced incentive compensation, as well as a favorable impact from changes in foreign exchange rates. The impact of these items was partially offset by increased professional, consulting and legal expenses.
Selling, general and administrative expenses in 2015 includes $53 million in legal and professional services costs associated with our planned acquisition of Office Depot and $18 million of costs associated with the PNI data security incident (See Note I - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for additional information). Selling, general and administrative expenses also reflects accelerated depreciation of $5 million in 2015 and $9 million in 2014 primarily related to our initiatives to improve efficiencies in our North American delivery fulfillment operations. As a percentage of sales, selling, general and administrative expenses increased to 21.3% in 2015 compared to 20.8% for 2014, reflecting the negative impact of lower sales.
Impairment of Goodwill land Long-Lived Assets: See Note C - Goodwill and Long-Lived Assets in the Notes to the Consolidated Financial Statements for information relating to the impairment charges in 2015 and 2014.
Restructuring Charges: See Note B - Restructuring Charges in the Notes to the Consolidated Financial Statements for information relating to restructuring charges recorded in 2015 and 2014.
(Loss) Gain on Sale of Businesses and Assets, net:  See Note E - Sale of Businesses and Assets in the Notes to the Consolidated Financial Statements for information related to gains and losses related to the sale of businesses and other assets in 2015 and 2014.
Interest Expense:  Interest expense increased to $139 million for 2015 from $48 million for 2014. The increase was driven by $94 million of fees related to term loan financing for our planned acquisition of Office Depot. See Note Q - Termination of Merger Agreement with Office Depot in the Notes to the Consolidated Financial Statements for additional information.
Other Income (Expense), Net:  Other income (expense), net was expense of $13 million for 2015 compared to income of $3 million for 2014. The expense in 2015 reflects investment losses associated with our supplemental executive retirement plan, while 2014 reflects investment income. The expense in 2015 also reflects the impact of foreign exchange losses.
Income Taxes:  Our tax rate related to continuing operations was 18.1% in 2015 compared to 50.9% for 2014. The low tax rate in 2015 is primarily attributable to a $60 million reduction in the liability for unrecognized tax benefits. The relatively high tax rate for 2014 primarily reflected the impact of certain non-deductible charges (see non-GAAP reconciliation table above). Excluding the impact of these items, our effective tax rate in 2014 was 32.6%.
See Note J - Income Taxes in the Notes to the Consolidated Financial Statements for a reconciliation of the federal statutory tax rate to our effective tax rates in 2015 and 2014 and for information relating to the undistributed earnings of our foreign subsidiaries.
Segment Performance
We have two reportable segments: North American Delivery and North American Retail. Other includes our businesses in Australia, Asia, and South America. The following tables provide a summary of our sales and business unit income by reportable segment. See additional geographic information and a reconciliation of total business unit income to income (loss) from continuing

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

operations before income taxes in Note O - Segment Reporting in the Notes to the Consolidated Financial Statements.

				2016 Increase (Decrease) From Prior Year	2015 Increase (Decrease) From Prior Year
	(Amounts in millions)
Sales:	2016	2015	2014
North American Delivery	$10,636	$10,731	$10,664	(0.9)%	0.6%
North American Retail	6,662	7,169	8,055	(7.1)%	(11.0)%
Other	949	864	965	9.7%	(10.4)%
Total sales	$18,247	$18,764	$19,684	(2.8)%	(4.7)%

	(Amounts in millions)			2016 % of Sales	2015 % of Sales	2014 % of Sales
Business Unit Income:	2016	2015	2014
North American Delivery	$672	$621	$595	6.3%	5.8%	5.6%
North American Retail	317	379	432	4.8%	5.3%	5.4%
Other	(11)	(16)	(35)	(1.2)%	(1.8)%	(3.6)%

North American Retail Store Activity
Year	Stores Open at Beginning of Period	Stores Opened	Stores Closed	Stores Open at End of Period
2015	1,679	1	73	1,607
2016	1,607	—	48	1,559

North American Delivery
2016 Compared with 2015
Sales decreased by $95 million or 0.9% for 2016 compared to 2015. The decrease was primarily due to the divestiture of SPS in the second quarter of 2016 and a decline in sales of ink and toner, tablets and office supplies. These decreases were partially offset by increased sales of facilities supplies, food and breakroom supplies and computers. Sales in 2016 were also favorably impacted by the acquisition of Capital Office Products, an independent regional office products dealer, early in the fourth quarter of 2016. Excluding the impact of divestitures and acquisitions and changes in foreign exchange rates, comparable sales for North American Delivery increased 1% compared with 2015.
Business unit income as a percentage of sales was 6.3% in 2016 compared to 5.8% for 2015. The increase was primarily driven by lower compensation expense, increased gross margin rate, and lower marketing expense in staples.com and quill.com, partially offset by increased incentive compensation and delivery expense.
2015 Compared with 2014
Sales increased 0.6% for 2015 compared to 2014. The increase was primarily due to increased sales of facilities supplies, food and breakroom supplies, promotional products, and furniture. This was partially offset by a 1% negative impact from changes in foreign exchange rates, decreased sales of ink and toner, tablets and paper.
Business unit income as a percentage of sales was 5.8% for 2015 and 5.6% for 2014. The increase was primarily driven by increased gross margin rate, lower marketing expense in quill.com, and lower customer service expense, partially offset by continued investments in sales force to drive growth in categories beyond office supplies.
North American Retail
2016 Compared with 2015
Sales decreased by $507 million or 7.1% for 2016 compared to 2015. The decrease was driven by a 5% decline in comparable store sales primarily resulting from lower customer traffic and an approximate 2% unfavorable impact from store closures. Declines in business machines and technology accessories, ink and toner and tablets were partially offset by increased sales of print and marketing services and facilities supplies.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Business unit income as a percentage of sales was 4.8% for 2016 and 5.3% for 2015. The decrease was driven by an unfavorable impact of lower sales on fixed expenses, partly offset by increased product margin rate and reduced marketing expense.
2015 Compared with 2014
Sales decreased 11.0% for 2015 compared to 2014. The decrease was driven by approximately a 5% unfavorable impact from store closures, a 4% decline in comparable store sales resulting from a lower average order size and lower customer traffic and a 3% negative impact from changes in foreign exchange rates. Declines in computers and mobility, and business machines and technology accessories were partially offset by increased sales of print and marketing services, and facilities supplies.
Business unit income as a percentage of sales decreased to 5.3% for 2015 from 5.4% for 2014. The negative impact of lower sales on fixed expenses was partially offset by increased product margin rate, reduced labor primarily as a result of store closures and lower incentive compensation expense.
Critical Accounting Policies and Significant Estimates
Our financial statements have been prepared in accordance with U.S. GAAP and are based on the application of significant accounting policies (see Note A - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements). Preparation of these statements requires management to make significant judgments and estimates. We believe that the following are the most critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
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
Purchase and Advertising Rebates: We earn rebates from our vendors, which are based on various quantitative contract terms that can be complex and subject to interpretation. Amounts expected to be received from vendors that relate to the purchase of merchandise inventories are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Amounts that represent reimbursement for specific, incremental costs we incur related to selling a vendor's products, such as advertising, are recorded as an offset to those costs when they are recognized in our consolidated statement of income. Several controls are in place, including direct confirmation with vendors, which we believe allows us to monitor that these amounts are recorded in accordance with the terms of the contracts.
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
As noted in Note O - Segment Reporting, in the fourth quarter of 2016 we changed our reportable segments as a result of an organizational realignment related to our 20/20 strategic plan. The realignment also resulted in changes for our reporting units. For our annual goodwill impairment test performed in the fourth quarter of 2016, we first performed a test based on the preexisting reporting unit structure, and then to the extent goodwill balances remained after that test, we performed a second test based on the new reporting unit structure.
We recognized goodwill impairment charges totaling $1.4 billion in 2016. Of this amount, $630 million was recorded in the second quarter of 2016 in connection with an interim impairment test for our Europe Delivery reporting unit (and is reflected in results of discontinued operations in the consolidated statement of income), and $748 million was recorded in the fourth quarter of 2016 in connection with our annual impairment test (charges include $628 million related to our US Stores & Online reporting unit, $72 million related to our China reporting unit, and $48 million related to our Australia reporting unit). We had previously disclosed that these reporting units were at an increased risk of a future impairment charge. Our goodwill impairment testing during 2016 incorporated a significant amount of judgment on the part of management, including significant estimates and

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

assumptions relating to identification of interim impairment indicators. See Note C - Goodwill and Long-Lived Assets in the Notes to the Consolidated Financial Statements for the key factors underlying these charges.

In the first step of the impairment test, we determined the fair value of our reporting units using a combination of the income and market approaches, specifically the discounted cash flow (“DCF”) and guideline public company methods. Key judgments made by management in step one included developing long-term projections for rates of sales growth and profitability, selection of guideline companies and appropriate market multiples, and discount rates. The fair values of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management. To validate the reasonableness of our reporting units' estimated fair values, we reconcile the aggregate fair values of our reporting units to our total market capitalization.

In the second step of the impairment test, we assigned the reporting unit’s fair value to its individual assets and liabilities, including any unrecognized assets or liabilities, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two for intangible assets were primarily based on the income approach, specifically the multi-period excess earnings and relief from royalty methods. For real property, we used a combination of the income and market approaches to determine fair value.   For leasehold interests, we used the income approach to determine fair value. Key judgments made by management in step two of the impairment test included customer attrition rates, market-based royalty rates, and market comparables for real property and leasehold interests.

As of the end of 2016, we had $1.3 billion of goodwill remaining on our balance sheet, which primarily relates to our North American Delivery reporting unit. In connection with our impairment testing in the fourth quarter of 2016, we concluded that the fair value of the North American Delivery reporting unit exceeded its carrying value by a significant amount (under both the preexisting and new reporting unit structures). The following are key factors that could potentially result in future impairment charges for these reporting units:

•	Deterioration in macroeconomic or industry conditions

•	A failure to manage our businesses successfully

•	A sustained and significant decline in our stock price

Impairment of Long-Lived Assets: We evaluate long-lived assets for impairment on a held-for-use basis whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. In 2016 we recorded impairment charges related to assets held for use of $35 million related to assets at North American retail stores, $27 million related to assets at European retail stores, and $30 million related to a customer-based intangible asset in Europe. The charges related to Europe are reflected in results of discontinued operations in the consolidated statement of income.
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
Definition of comparable sales

Comparable sales represents a comparison of sales in the current period with sales in the corresponding period in the prior year excluding the impact of acquisitions, divestitures, store closures, and foreign currency translation.

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
Recently Adopted Accounting Pronouncements
See Note A - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for a summary of recently adopted accounting pronouncements.
Liquidity and Capital Resources
Cash Flows
2016 Compared to 2015
Cash provided by operations was $934 million for 2016 compared to $978 million for 2015, a decrease of $44 million. The decrease was primarily driven by unfavorable changes in operating assets and liabilities, partly offset by increased net income adjusted for non-cash and non-operating items. Cash provided by operations for 2016 reflects the payment of the $250 million merger termination fee to Office Depot, and the payment of $88 million of interest and fees related to the financing agreements associated with the proposed merger, partly offset by approximately $130 million of cash savings attributable to tax benefits related to these items.

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

    Cash used in investing activities was $311 million for 2016 compared to $374 million for 2015, a decrease of $63 million. Capital spending decreased by $126 million year-over-year, resulting from narrowing our focus for spending on strategic priorities and timing of expenditures. In 2016 we received a net $83 million of cash related to the sale of SPS, which was partly offset by the impact of a $28 million outflow related to cash on-hand at the time of the closing of the sale of our UK Retail business. In 2016, we spent $44 million to acquire Capital Office Products, a component of our North American Delivery segment, which compares with $22 million spent in 2015 to acquire three small businesses. Also in 2016, in connection with financing arrangements associated with our proposed acquisition of Office Depot, we transferred $66 million of cash into escrow accounts, which was disbursed directly to the lenders and underwriters as payment of interest and fees incurred.
Cash used in financing activities was $318 million for 2016 compared to $378 million for 2015, a decrease of $60 million. The decrease was primarily attributable to higher debt repayments in 2015. We paid quarterly cash dividends of $0.12 per share in both 2016 and 2015 for an aggregate payment of $311 million in 2016 compared with $308 million in 2015.
2015 Compared to 2014
Cash provided by operations was $978 million for 2015 compared to $1.04 billion for 2014. The $65 million decrease was driven by lower net income adjusted for non-cash expenses, partly offset by favorable changes in operating assets and liabilities.

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

Contractual Obligations and Commercial Commitments
A summary, as of January 28, 2017, of our contractual obligations and balances available under credit agreements is presented below (amounts in millions). The amounts relate to continuing operations unless otherwise noted.

			Payments Due By Period
Contractual Obligations and Commercial Commitments (1)(2)(6)	Available Credit	Total Outstanding Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
January 2018 Notes (5)	$—	$500	$500	$—	$—	$—
January 2023 Notes (5)	—	500	—	—	—	500
November 2021 Revolving Credit Facility	1,000	—	—	—	—	—
Other lines of credit	76	1	1	—	—	—
Other notes and capital leases	—	51	21	29	1	—
Total (5)	$1,076	$1,052	$522	$29	$1	$500

Interest payments	—	$145	$36	$44	$44	$21
Operating leases (3)
Continuing operations	—	2,024	559	780	427	258
Discontinued operations (7)	—	202	47	67	39	49
Purchase obligations (4)
Continuing operations	—	460	264	113	51	32
Discontinued operations	—	6	5	1	—	—
Total	$1,076	$3,889	$1,433	$1,034	$562	$860

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

(1)	See Note J - Income Taxes in the Notes to the Consolidated Financial Statements for information related to our unrecognized tax benefits.

(2)
The above table excludes expected future contributions to our pension and post-retirement benefit plans. See Note L - Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for details about these future contributions.

(3)
The operating lease payments reported above do not include common area maintenance or real estate taxes, which are expected to approximate 30% of the related operating lease payments. Utility costs related to leased facilities have also been excluded from this table because the payments do not represent contractual obligations until the services have been provided. Future annual minimum payments include restructuring-related obligations as of January 28, 2017.

(4)
Many of our purchase commitments may be canceled by us without advance notice or payment, and we have excluded such commitments, along with intercompany commitments. Contracts that may be terminated by us without cause or penalty but require advance notice for termination are valued on the basis of an estimate of what we would owe under the contract upon providing notice of termination.

(5)
See Note G - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for information related to our $500 million 2.75% senior notes due January 2018 ("January 2018 Notes") and $500 million 4.375% senior notes due January 2023 ("January 2023 Notes"). The amounts shown in the table above represent the par value of the debt obligations. The funds provided by these issuances were used for general corporate purposes.

(6)	As of January 28, 2017, Staples had open standby letters of credit totaling $89 million.

(7)
Staples guarantees certain lease obligations of its divested retail business in the United Kingdom. The underlying lease obligations are not reflected in the table above, since Staples is not the primary obligor for these leases. See Note D - Discontinued Operations in the Notes to the Consolidated Financial Statements for additional information related to these commitments.

There were no instances of default during 2016 under any of our debt agreements.
Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements as of January 28, 2017, nor did we utilize any during 2016.
Sources of Liquidity
To cover seasonal fluctuations in cash flows and to support our initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. As of January 28, 2017, we had $2.2 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $1.1 billion of cash and cash equivalents.
Of the $1.1 billion in cash and cash equivalents, approximately $713 million is held at entities located in jurisdictions outside the United States and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. Of the amount held outside the United States, approximately $129 million was disposed of in connection with the sale of a controlling interest in our European operations on February 27, 2017 (representing $182 million of cash on-hand, net of $53 million of cash proceeds received from the buyer - see Note D - Discontinued Operations). Certain of our foreign subsidiaries may be able to remit cash to the United States in the future without a tax cost. We currently intend to use most of any remaining cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

On November 22, 2016, we entered into a new credit agreement with Bank of America, N.A., as Administrative Agent and the other lending institutions named therein (the "November 2021 Revolving Credit Facility"). The new credit facility provides for a maximum borrowing of $1 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Amounts borrowed may be repaid and reborrowed from time to time until November 22, 2021. The new credit facility replaces the credit agreement dated as of May 31, 2013, which provided for a maximum borrowing of $1.0 billion and was due to expire in May 2018. As of November 22, 2016, no borrowings were outstanding under the prior credit agreement, and the Company did not borrow under the new credit facility during 2016. See Note G - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for additional information related to our new credit facility.

We have a commercial paper program that allows us to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which our $1 billion revolving credit facility serves as a back-up. Borrowings outstanding under our commercial

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

paper program reduce the borrowing capacity available under our revolving credit facility by a commensurate amount. The maximum amount outstanding under the commercial paper program during 2016 was $188 million. As of January 28, 2017, there was no commercial paper outstanding. See Note G - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements for additional information related to our commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $76 million. At January 28, 2017, we had outstanding borrowings and letters of credit of $1 million, leaving $75 million of available credit at that date. During 2016 we entered into new capital lease obligations of $34 million.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.
Uses of Capital
We did not repurchase any shares under our share repurchase program in 2016. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities.

We consider many types of acquisitions for their strategic and other benefits. We plan to focus on acquisitions of contract stationers, business-to-business service providers and companies specializing in categories beyond office supplies.

We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid quarterly dividends of $0.12 per share during 2016, 2015 and 2014. While it is our intention to continue to pay quarterly cash dividends for 2017 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.

We expect a moderate increase in capital spending in 2017 compared to 2016 in part due to spending for certain projects being deferred from 2016 to 2017, and in part due to investments to support our Staples 20/20 strategy. We expect that operating cash flows will be the primary source of funds for our capital expenditures.

Inflation and Seasonality
While neither inflation nor deflation has had, nor do we expect them to have, a material impact upon our consolidated operating results, we may see price increases in certain categories from time to time. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school and January back-to-business seasons.
Quantitative and Qualitative Disclosures about Market Risks
We are exposed to market risk from changes in interest rates and foreign exchange rates. We have a risk management control process to monitor our interest rate and foreign exchange risks. The risk management process uses analytical techniques, including market value, sensitivity analysis and value at risk estimates.
Interest Rate Risk

At January 28, 2017, we did not have any material variable rate debt obligations.

Foreign Currency Risk
We are exposed to foreign exchange risks through our business operations and investments in subsidiaries in Canada, Europe, Australia, South America and Asia. The currencies for which we have the most significant exposure to exchange rate fluctuations include the Canadian Dollar, the Australian Dollar and the Chinese Renminbi. We expect our exposure related to the Euro, British Pound Sterling, Norwegian Krone, and other European currencies will decrease significantly in the future compared with 2016 and prior periods, given the disposal of our European operations in fourth quarter of 2016 and February 2017.
Revenue and expense transactions in our foreign subsidiaries are primarily denominated in the respective local currencies. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Conversely, our revenues and

STAPLES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While the matching of local currency revenues and local currency expenses provides in effect a natural hedge, such matching does not completely reduce the foreign currency exchange rate exposure. Revenues from our foreign operations accounted for approximately 14% and 15% of revenues for combined continuing operations and discontinued operations in 2016 and 2015, respectively. As a result of the disposal of our European operations, which accounted for 10% of such combined revenues in 2016, we expect that foreign currency translation risk for our consolidated financial statements related to the Euro and other European currencies will be lower in future periods compared with 2016 and prior periods.
The conversion of our foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of Other comprehensive income (loss) in stockholders' equity. We recorded consolidated foreign currency translation gains of $25 million in 2016 and losses of $132 million in 2015. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities will result in a transaction gain or loss. In 2016, our foreign currency transaction net gain was de minimis. In 2015, we recorded foreign currency transaction net losses of $4 million, which are recorded in Other income (expense), net in our consolidated statement of income.
Our international businesses are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions, all of which may influence foreign currency exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. As exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.
In accordance with our risk management policies, we use derivative instruments on a limited basis to hedge our foreign currency exposures. As of January 28, 2017 and January 30, 2016, we had no outstanding foreign currency derivative agreements designated as hedges.

Item 8	APPENDIX C

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Staples, Inc.

We have audited the accompanying consolidated balance sheets of Staples, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Staples, Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Staples, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2017 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2017

STAPLES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$825
Receivables, net	1,538	1,543
Merchandise inventories, net	1,737	1,791
Prepaid expenses and other current assets	251	273
Current assets of discontinued operations	568	680
Total current assets	5,231	5,112

Property and equipment, net	1,147	1,286

Intangible assets, net of accumulated amortization	205	235
Goodwill	1,290	2,032
Other assets	398	497
Noncurrent assets of discontinued operations	—	1,010
Total assets	$8,271	$10,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$1,685
Accrued expenses and other current liabilities	1,023	1,160
Debt maturing within one year	519	15
Current liabilities of discontinued operations	402	405
Total current liabilities	3,650	3,265

Long-term debt	529	1,016
Other long-term obligations	396	441
Noncurrent liabilities of discontinued operations	—	66

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 953,711,270 and 652,470,081 shares at January 28, 2017 and 946,964,792 and 645,723,603 shares at January 30, 2016	1	1
Additional paid-in capital	5,067	5,010
Accumulated other comprehensive loss	(1,053)	(1,116)
Retained earnings	5,092	6,900
Less: Treasury stock at cost, 301,241,189 shares at January 28, 2017 and January 30, 2016	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	3,688	5,376
Noncontrolling interests	8	8
Total stockholders’ equity	3,696	5,384
Total liabilities and stockholders’ equity	$8,271	$10,172
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Millions, Except Share Data)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Sales	$18,247	$18,764	$19,684
Cost of goods sold and occupancy costs	13,489	13,857	14,646
Gross profit	4,758	4,907	5,038
Operating expenses:
Selling, general and administrative	3,845	3,993	4,096
Merger termination fee	250	—	—
Impairment of goodwill and long-lived assets	783	37	469
Restructuring charges	38	105	158
Amortization of intangibles	51	54	48
Total operating expenses	4,967	4,189	4,771

(Loss) gain on sale of businesses and assets, net	(55)	(5)	29

Operating (loss) income	(264)	713	296

Other income (expense):
Interest income	6	3	2
Interest expense	(81)	(139)	(48)
Loss on early extinguishment of debt	(26)	—	—
Other income (expense), net	13	(13)	3
(Loss) income from continuing operations before income taxes	(352)	564	253
Income tax expense	107	102	128
(Loss) income from continuing operations	(459)	462	125
Discontinued operations:
Pretax (loss) income of discontinued operations	(700)	(72)	15
Loss recognized on classification as held for sale	(231)	—	—
Loss on sale	(114)	—	—
Total pretax (loss) income of discontinued operations	(1,045)	(72)	15
Income tax (benefit) expense	(7)	11	5
(Loss) income from discontinued operations, net of income taxes	(1,038)	(83)	10

Net (loss) income	$(1,497)	$379	$135

Basic Earnings per share
Continuing operations	$(0.71)	$0.71	$0.19
Discontinued operations	(1.60)	(0.12)	0.02
Consolidated operations	$(2.31)	$0.59	$0.21
Diluted Earnings per Share:
Continuing operations	$(0.71)	$0.71	$0.19
Discontinued operations	(1.60)	(0.12)	0.02
Consolidated operations	$(2.31)	$0.59	$0.21

Dividends declared per common share	$0.48	$0.48	$0.48
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Consolidated net (loss) income	$(1,497)	$379	$135

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	(132)	(403)
Disposal of foreign business, net	6	—	(1)
Settlements and curtailments of pension and other post-retirement obligations	23	—	—
Deferred pension and other post-retirement benefit costs, net	9	57	(130)
Other comprehensive income (loss), net of tax	63	(75)	(534)

Consolidated comprehensive (loss) income	$(1,434)	$304	$(399)

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollar and Share Amounts in Millions)

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders' Equity
Balances at February 1, 2014	653	$1	$4,866	$(507)	$7,001	$(5,229)	$8	$6,141
Issuance of common stock for stock options exercised	1	—	11	—	—	—	—	11
Net tax expense related to shortfall on exercise of stock options	—	—	(27)	—	—	—	—	(27)
Stock-based compensation	—	—	64	—	—	—	—	64
Sale of common stock under employee stock purchase plan	3	—	38	—	—	—	—	38
Net income for the year	—	—	—	—	135	—	—	135
Common stock dividend	—	—	—	—	(307)	—	—	(307)
Other comprehensive loss	—	—	—	(534)	—	—	—	(534)
Repurchase of common stock	(17)	—	(18)	—	—	(190)	—	(208)
Other	—	—	1	—	—	—	—	1
Balances at January 31, 2015	$640	$1	$4,935	$(1,041)	$6,829	$(5,419)	$8	$5,313

		Equity Attributed to Staples, Inc.
	Outstanding Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Stockholders' Equity
Issuance of common stock for stock options exercised	1	$—	$7	$—	$—	$—	$—	$7
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	3	—	—	—	—	—	—	—
Net tax expense related to shortfall on exercise of stock options	—	—	(6)	—	—	—	—	(6)
Stock-based compensation	—	—	63	—	—	—	—	63
Sale of common stock under employee stock purchase plan	3	—	34	—	—	—	—	34
Net income for the year	—	—	—	—	379	—	—	379
Common stock dividend	—	—	—	—	(308)	—	—	(308)
Other comprehensive loss	—	—	—	(75)	—	—	—	(75)
Repurchase of common stock	(1)	—	(24)	—	—	—	—	(24)
Other	—	—	1	—	—	—	—	1
Balances at January 30, 2016	646	$1	$5,010	$(1,116)	$6,900	$(5,419)	$8	$5,384
Shares issued upon grant of Restricted Stock Awards and vesting of Restricted Stock Units, net of forfeitures	3	—	—	—	—	—	—	—
Net tax expense related to shortfall on exercise of stock options	—	—	(21)	—	—	—	—	(21)
Stock-based compensation	—	—	61	—	—	—	—	61
Sale of common stock under employee stock purchase plan	4	—	30	—	—	—	—	30
Net income for the year	—	—	—	—	(1,497)	—	—	(1,497)
Common stock dividend	—	—	—	—	(311)	—	—	(311)
Other comprehensive loss	—	—	—	63	—	—	—	63
Repurchase of common stock	—	—	(13)	—	—	—	—	(13)
Balances at January 28, 2017	653	$1	$5,067	$(1,053)	$5,092	$(5,419)	$8	$3,696
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Operating Activities:
Net (loss) income	$(1,497)	$379	$135
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	378	388	405
Amortization of intangibles	58	67	62
Loss (gain) on sale of businesses and assets, net	168	5	(27)
Interest and fees paid from restricted cash account, net	66	—	—
Impairment of goodwill and long-lived assets	1,700	50	470
Inventory write-downs related to restructuring activities	—	1	26
Stock-based compensation	61	63	64
Excess tax benefits from stock-based compensation arrangements	—	(5)	(1)
Deferred income tax expense (benefit)	57	28	(49)
Other	19	11	12
Changes in assets and liabilities:
Decrease (increase) in receivables	21	(19)	(184)
Decrease in merchandise inventories	63	18	62
Decrease (increase) in prepaid expenses and other assets	34	(41)	138
Increase (decrease) in accounts payable	4	63	(59)
(Decrease) increase in accrued expenses and other liabilities	(140)	110	(24)
(Decrease) increase in other long-term obligations	(58)	(140)	13
Net cash provided by operating activities	934	978	1,043

Investing Activities:
Acquisition of property and equipment	(255)	(381)	(361)
Proceeds from the sale of property and equipment	14	27	5
Sale of businesses, net	55	2	59
Increase in restricted cash	(66)	—	—
Acquisition of businesses, net of cash acquired	(44)	(22)	(78)
Cost method investments	(15)	—	—
Net cash used in investing activities	(311)	(374)	(375)

Financing Activities:
Proceeds from the exercise of stock options and sale of stock under employee stock purchase plans	30	41	49
Proceeds from borrowings	187	7	23
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(211)	(99)	(50)
Cash dividends paid	(311)	(308)	(307)
Excess tax benefits from stock-based compensation arrangements	—	5	1
Repurchase of common stock	(13)	(24)	(208)
Net cash used in financing activities	(318)	(378)	(493)
Effect of exchange rate changes on cash and cash equivalents	7	(28)	(48)
Net increase in cash and cash equivalents	312	198	127
Cash and cash equivalents at beginning of period	825	627	492
Cash and cash equivalents at end of period	1,137	825	619
Add: Cash and cash equivalents attributed to disposal group held for sale at February 1, 2014	—	—	8
Cash and cash equivalents at the end of the period	$1,137	$825	$627
See notes to consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies
Nature of Operations: Staples, Inc. and subsidiaries ("Staples" or "the Company") is a world-class provider of products and services that serve the needs of business customers and consumers. Through its delivery and retail capabilities, Staples lets customers shop however and whenever they want, whether it’s in-store, online or on mobile devices. The Company has two reportable segments - North American Delivery and North American Retail (see Note O - Segment Reporting).
As discussed in Note D - Discontinued Operations, the Company's European operations are presented as discontinued operations in the consolidated financial statements. The Company also has operations in Australia, Asia, and South America, which are included in the Other category in the Company's segment reporting.
Unless otherwise stated, any reference to the consolidated statement of income in the notes to the consolidated financial statements refers to results from continuing operations.
Basis of Presentation:  The consolidated financial statements include the accounts of Staples, Inc. and its wholly and majority owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.
Fiscal Year:  Staples' fiscal year is the 52 weeks or 53 weeks ending on the Saturday closest to January 31. Fiscal year 2016 ("2016") consisted of the 52 weeks ended January 28, 2017, fiscal year 2015 ("2015") consisted of the 52 weeks ended January 30, 2016 and fiscal year 2014 ("2014") consisted of the 52 weeks ended January 31, 2015.
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
Receivables:  Receivables include trade receivables financed under regular commercial credit terms and other non-trade receivables. Gross trade receivables were $1.2 billion at both January 28, 2017 and January 30, 2016. Concentrations of credit risk with respect to trade receivables are limited due to Staples' large number of customers and their dispersion across many industries and geographic regions.
An allowance for doubtful accounts has been recorded to reduce trade receivables to an amount expected to be collectible from customers based on specific evidence as well as historic trends. The allowance recorded at January 28, 2017 and January 30, 2016 was $18 million and $21 million, respectively.
Other non-trade receivables were $362 million at January 28, 2017 and $396 million at January 30, 2016 and consisted primarily of purchase and advertising rebates due from vendors under various incentive and promotional programs. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of inventory cost and realized as part of cost of goods sold as the merchandise is sold. Amounts expected to be received from vendors that represent reimbursement for specific, incremental costs incurred by the Company related to selling a vendor's products, such as advertising, are recorded as an offset to those costs when they are recognized in the consolidated statement of income.
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
    Property and Equipment:  Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation and amortization, which includes the amortization of assets recorded under capital lease obligations, are provided using the straight-line method over the following useful lives: 40 years for buildings; 3-10 years for furniture and fixtures; and 3-10 years for equipment, which includes computer equipment and software with estimated useful

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

lives of 3-7 years.  Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated economic lives of the improvements. Asset retirement obligations are recognized when incurred and the related cost is amortized over the remaining useful life of the related asset. The following table presents the Company's property and equipment by major asset class for 2016 and 2015.

	January 28, 2017	January 30, 2016
Property and equipment:
Land and buildings	$648	$694
Leasehold improvements	1,071	1,068
Equipment	3,023	2,563
Furniture and fixtures	819	814
Total property and equipment	5,561	5,139
Less: Accumulated depreciation	4,414	3,853
Net property and equipment	$1,147	$1,286

Lease Acquisition Costs:  Lease acquisition costs, which are included in other assets, are recorded at cost and amortized using the straight-line method over the respective lease terms, including option renewal periods if renewal of the lease is reasonably assured, which range from 1 to 46 years. Lease acquisition costs, net of accumulated amortization, at January 28, 2017 and January 30, 2016 were $4 million and $7 million, respectively.
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
Impairment of Goodwill:  The Company reviews goodwill for impairment annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its current fair value. For the annual test, the Company may perform an initial qualitative assessment for certain reporting units to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This assessment is used as a basis for determining whether it is necessary to perform the two step goodwill impairment test. For those reporting units for which the Company performs the two step impairment test, the Company determines fair value using a combination of the discounted cash flow analysis and guideline public company methods. The valuation process requires management to make assumptions and estimates regarding industry economic factors and the future profitability of the Company's businesses. It is the Company's policy to allocate goodwill and conduct impairment testing at a reporting unit level based on its most current business plans, which reflect changes the Company anticipates in the economy and the industry. The Company established, and continues to evaluate, its reporting units based on its internal reporting structure and defines such reporting units at the operating segment level or one level below.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

landlord if a lease agreement has a pre-existing termination clause. For property and equipment that the Company expects to retire at the time of a facility closing, the Company first reassesses the assets' estimated remaining useful lives and evaluates whether the assets are impaired on a held for use basis, and then accelerates depreciation as warranted.
Revenue Recognition:  The Company recognizes revenue from the sale of products and services when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. Revenue is recognized for product sales at the point of sale for the Company's retail operations and at the time of shipment for its delivery sales. The Company offers its customers various coupons, discounts and rebates, which are treated as a reduction of revenue. For coupons and rebates that are offered by manufacturers directly to customers and which are redeemable at multiple participating retailers, the Company records the reimbursement received from the manufacturer as sales revenue.
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
Advertising:  Staples expenses the costs of producing an advertisement the first time the advertising takes place, except for the cost of direct response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $2 million and $5 million at January 28, 2017 and January 30, 2016, respectively. The cost of communicating an advertisement is expensed when the communication occurs. Total advertising and marketing expense was $376 million, $384 million and $382 million for 2016, 2015 and 2014, respectively.
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
Pension and Other Post-Retirement Benefits:  The Company maintains pension and post-retirement life insurance plans for certain employees globally. These plans include significant obligations, which are calculated based on actuarial valuations. Key assumptions used in determining these obligations and related expenses include expected long-term rates of return on plan assets, discount rates and inflation. The Company also makes assumptions regarding employee demographic factors such as

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

retirement patterns, mortality, turnover and the rate of compensation increases. These assumptions are evaluated annually. Expected return on plan assets is determined using fair market value. The Company calculates amortization of actuarial gains and losses using the corridor approach and the estimated remaining service of plan participants. As noted in Note L - Pension and Other Post-Retirement Benefit Plans, following the termination of the pension plan associated with the divested Staples Print Solution business in 2016 and the disposal of the Company's European operations in February 2017, the Company no longer has significant obligations related to pension plans.
Foreign Currency:  The assets and liabilities of Staples' foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses relate to the settlement of assets or liabilities in a currency other than the functional currency. Foreign currency transaction losses in 2016, 2015 and 2014 were nil, $4 million, and nil, respectively. These amounts are included in Other income (expense), net.
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
Recent Accounting Pronouncements:
ASU No. 2014-09, Revenue from Contracts with Customers
In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected its method of adoption.
The Company is continuing to evaluate the potential effects of the standard on the Company's consolidated financial statements. The Company’s current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for its Staples Rewards loyalty program. The Company currently accounts for this loyalty program by accruing a liability equal to the incremental cost of fulfilling its obligations to program participants. Under the new standard, the Company will defer revenue at the time Rewards are earned using a relative fair value approach. However, the impact of the new standard on the Company's revenue recognition related to the Rewards program is not expected to be material to the Company's consolidated financial statements. The Company will provide updates in 2017 related to the expected impact of adopting this standard as it performs further work related to this evaluation.
Other recent pronouncements
In January 2016, a pronouncement was issued that will impact the accounting for equity investments. The new guidance requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. However, entities may elect to measure those equity investments that do not have readily determinable fair values at cost less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The guidance also simplifies the impairment model for equity investments that do not have readily determinable fair values, and simplifies disclosure of equity instruments. The guidance is effective for annual reporting periods beginning after December 15,

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2017, including related interim periods. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In March 2016, a pronouncement was issued that aims to simplify several aspects of accounting and reporting for share-based payment transactions. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods. The Company plans to adopt this guidance in the first quarter of 2017. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. This adoption of this provision is to be applied prospectively. If adoption of this pronouncement had occurred in 2016, the impact to the Company's results of operations related to this provision would have been an increase in the provision for income taxes of $21 million. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. The Company does not expect the other provisions within the pronouncement will have a material impact on its financial statements.

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

In November 2016, a pronouncement was issued that requires a statement of cash flows to explain the change in cash and cash equivalents during the period inclusive of amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement does not provide a definition of restricted cash. The pronouncement is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied using a retrospective transition method to each period presented. The Company plans to adopt this pronouncement in the first quarter of fiscal 2018. This pronouncement, upon adoption in 2018, is expected to result in a retrospective $66 million reduction of net cash provided by operating activities in the consolidated statement of cash flows for 2016, with a corresponding decrease in net cash used in investing activities. The Company will continue to monitor the potential impact of this pronouncement through the date of adoption.

In January 2017, a pronouncement was issued that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement stipulates that an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The amendments in this pronouncement are to be applied on a prospective basis. This guidance will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

1, 2017. The Company plans to adopt this pronouncement in the first quarter of 2017. The Company does not expect this pronouncement will have a material impact on its financial statements.

Note B — Restructuring Charges
Restructuring Initiatives Related to Staples 20/20 Strategic Plan
In May 2016 the Company announced a strategic plan ("20/20 Plan") under which it plans to:

•	narrow its geographic focus to North America

•	accelerate mid-market growth

•	preserve profitability and rationalize excess capacity in its North American Retail stores

•	drive profit improvement and cost reduction across the company
Following the termination of its merger agreement with Office Depot and the announcement of the 20/20 Plan, the Company announced in May 2016 that Ron Sargent would step down from the position of Chief Executive Officer of the Company effective June 14, 2016. The Company and Mr. Sargent entered into a letter agreement providing for monthly payments of $166,740 for a period of 24 months commencing February 2017, as well as certain benefits with an estimated cost of $875,000. The Company recorded a liability for these severance benefits in the second quarter of 2016, the related cost for which is included in Restructuring charges in the consolidated statement of income.
In connection with the 20/20 Plan, in the fourth quarter of 2016 the Company realigned its business segments (see Note O - Segment Reporting ) and divested its retail stores business in the United Kingdom, and in February 2017 it completed the disposal of a controlling interest in its European operations (see Note D - Discontinued Operations ). As a result of these initiatives, in the fourth quarter of 2016 the Company recorded charges of $15 million for severance primarily related to the restructuring of corporate general and administrative functions that support its business units. These costs are is included in Restructuring charges in the consolidated statement of income for 2016.
In connection with the 20/20 Plan, the Company also announced a new multi-year cost savings plan which is expected to generate approximately $300 million of annualized pre-tax cost savings by the end of 2018, primarily by reducing end-to-end product costs, continuing to evolve promotional strategies, increasing the mix of Staples Brand products, driving savings in supply chain, eliminating fixed costs in retail stores, and generating additional efficiency savings across the entire organization. In connection with this costs savings plan, in the third quarter of 2016 the Company recorded charges of $4 million related to continuing operations and $1 million related to discontinued operations.
In connection with its plan to preserve profitability in its North American retail stores, the Company expects to close approximately 70 North American retail stores in 2017. The Company does not expect to incur material charges in 2017 related to these closures. The Company expects to incur charges in 2017 and beyond related to other initiatives under the 20/20 Plan. The nature and timing of such charges will depend upon the actions that are taken, and cannot be reasonably estimated at this time.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances associated with the 20/20 Plan (in millions):

20/20 Plan
Employee-Related
Accrued restructuring balance as of January 30, 2016	$—
Charges	25
Cash payments	(2)
Foreign currency translations	—
Accrued restructuring balance as of January 28, 2017	$23
Of the $25 million of charges recorded in 2016, $23 million is included in Restructuring charges and $2 million is included in Pretax loss from discontinued operations in the consolidated statement of income. All of these charges relate to functional departments that correspond with selling, general and administrative expense. Of the $23 million accrued restructuring liability recorded on the consolidated balance sheet at January 28, 2017, $21 million is included in Accrued expenses and other current liabilities and $2 million is included in Current liabilities of discontinued operations. The Company expects that payments related to these liabilities will be substantially completed by the end of 2018.
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America by the end of fiscal year 2015 (the “Store Closure Plan”). This plan was extended to include additional closures in 2016. Pursuant to this plan the Company closed 169 stores in 2014, 73 stores in 2015, and 48 stores in 2016.
In addition, in 2014 the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company reinvested some of the savings in its strategic initiatives.
The actions taken related to the $500 million cost savings plan, together with the actions taken related to the Store Closure Plan, are herein referred to as the "2014 Plan".
As a result of actions taken under the 2014 Plan, the Company recorded pre-tax charges of $48 million in 2016, $170 million in 2015 and $245 million in 2014. The table below provides a summary of the charges recorded for each major type of cost associated with the 2014 Plan. The table also summarizes the costs incurred by reportable segment, and the amount of costs reflected in continuing operations versus discontinued operations (in millions).

	Charges incurred
	2016	2015	2014
Employee related costs	$(6)	$83	$45
Contractual obligations	15	63	109
Other associated costs	6	12	17
Total restructuring charges	15	158	171
Impairment of long-lived assets and accelerated depreciation	33	11	46
Inventory write-downs	—	1	26
Consolidated pre-tax charges	$48	$170	$245

North American Retail	$51	$79	$178
North American Delivery	(2)	29	50
Other	—	10	5
Total pre-tax charges, continuing operations	$49	$118	$233

Pretax charges, discontinued operations	$(1)	$52	$12

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In connection with the 2014 Plan, the Company recorded fixed asset impairment charges of $33 million in 2016, $6 million in 2015, and $37 million in 2014 primarily related to the Store Closure Plan. See Note C - Goodwill and Long-Lived Assets for additional information. Also related to the 2014 Plan, the Company recorded accelerated depreciation of $5 million and $9 million in 2015 and 2014, respectively, primarily in connection with the closure of facilities supporting the Company's North American Delivery operations.

In addition, the Company recorded inventory write-downs of $1 million and $26 million in 2015 and 2014, respectively, related to the rationalization of SKUs pursuant to the Company's efforts to improve efficiencies in its delivery fulfillment operations as well as the retail store closures. The inventory write-downs were included in Cost of goods sold and occupancy costs in the consolidated statements of income.

The Company does not expect to incur material costs in future periods related to the 2014 Plan.
The table below shows a reconciliation of the beginning and ending liability balances for each major type of cost associated with the 2014 Plan (in millions):

	2014 Plan
	Employee Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 31, 2015	$31	$83	$2	$116
Charges	83	63	12	158
Cash payments	(40)	(62)	(13)	(115)
Foreign currency translations	—	(1)	—	(1)
Accrued restructuring balance as of January 30, 2016	$74	$83	$1	$158
Charges	2	16	6	24
Adjustments	(7)	(2)	—	(9)
Cash payments	(48)	(47)	(7)	(102)
Foreign currency translations	—	1	—	1
Accrued restructuring balance as of January 28, 2017	$21	$51	$—	$72

Accrued Restructuring, Continuing Operations, as of January 28, 2017	$7	$49	$—	$56
Accrued Restructuring, Discontinued Operations, as of January 28, 2017	$14	$2	$—	$16

In addition to the contractual obligations shown in the tables above, the Company also had related liabilities of $12 million and $8 million recorded on the consolidated balance sheet as of January 28, 2017 and January 30, 2016, respectively, which primarily represent amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Plan recorded on the consolidated balance sheet at January 28, 2017, $29 million are included within Other long-term obligations, $27 million are included within Accrued expenses and other current liabilities, and $16 million are included in Current liabilities of discontinued operations.  The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the end of fiscal year 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2025.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The restructuring charges related to continuing operations are presented within Restructuring charges in the Company's consolidated statement of income, while the charges related to discontinued operations are included in Pretax loss (income) from discontinued operations. The tables below shows how the restructuring charges would have been allocated if the Company had recorded the expenses within the functional departments of the restructured activities (in millions) for continuing operations and discontinued operations:

Continuing Operations	2014 Plan
	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cost of goods sold and occupancy costs	$22	$60	$122
Selling, general and administrative	(6)	46	37
Total	$16	$106	$159

Discontinued Operations	2014 Plan
	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cost of goods sold and occupancy costs	$(2)	$10	$1
Selling, general and administrative	1	42	11
Total	$(1)	$52	$12

Note C — Goodwill and Long-Lived Assets

Goodwill

Goodwill impairment charges recognized in the fourth quarter of 2016

As noted in Note O - Segment Reporting, in the fourth quarter of 2016 the Company changed its reportable segments as a result of an organizational realignment related to its 20/20 strategic plan. The realignment also resulted in changes for its reporting units. For its annual goodwill impairment test performed in the fourth quarter of 2016, the Company first performed a test based on the preexisting reporting unit structure, and then to the extent goodwill balances remained after that test, it performed a second test based on the new reporting unit structure.

In the first step of the impairment test, the Company determined the fair value of its reporting units using a combination of the income and market approaches, specifically the discounted cash flow (“DCF”) and guideline public company methods. In conjunction with the Company's annual cycle for planning and budgeting, the Company updated its long-term projections for its reporting units, and incorporated these updated projections in the valuation models. Based on these updates, the Company determined that the carrying values of its U.S. Stores & Online, Australia, and China reporting units exceeded their respective fair values. As a result, the Company performed step two of the impairment test to determine the amount of the impairment charges for each reporting unit.

In the second step of the impairment test, the Company assigned the reporting unit’s fair value to its individual assets and liabilities, including any unrecognized assets or liabilities, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. The fair value estimates incorporated in step two for intangible assets were primarily based on the income approach, specifically the multi-period excess earnings and relief from royalty methods. For real property, the Company used a combination of the income and market approaches to determine fair value.   For leasehold interests, the Company used the income approach to determine fair value.

Based on the results of step two of the impairment test, in the fourth quarter of 2016 the Company recorded impairment charges of $628 million for U.S. Stores & Online, $72 million for China, and $48 million for Australia. As of the end of 2016, these reporting units have no remaining goodwill. U.S. Stores & Online was a component of the Company's former North American

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stores & Online segment; under the Company's segment structure at the end of 2016, U.S. Stores is a component of the Company's North American Retail segment, and Online is a component of the Company's North American Delivery segment. Australia and China are included in the Other category in the Company's segment reporting.

The Company had previously disclosed that these reporting units were at an increased risk of an impairment charge. The key factors underlying these impairment charges include the following:

•
Under the Staples 20/20 strategic plan, which was announced in 2016, the Company plans to narrow its geographic focus to North America and drive growth in the mid-market customer segment. The Company's North American retail stores and its international businesses are not key elements of the Company's growth strategy. In fourth quarter of 2016, the Company realigned its organization and changed its reportable segments to align with the 20/20 plan (see Note O - Segment Reporting). The Company's updated long-term projections align with the 20/20 plan and reflect the recent operating results of the reporting units.

•
The Company’s retail stores in the U.S. have experienced declines in sales and profits due to changes in customer buying patterns, with customers increasingly shopping at online retailers. In addition, growth for Staples.com has been weaker than expected. Although the Company continues to undertake initiatives to improve the productivity of its retail stores in the U.S. and increase customer traffic and conversion at Staples.com, while also pursuing cost savings opportunities, the Company assigned considerable weight to the reporting unit's historical results when deriving the fair value of the U.S. Stores & Online reporting unit.

•
The China reporting unit has a history of incurring operating losses, and although this business has experienced strong sales growth over the past two years, much of this growth has related to low-margin customers, and as a result the business has experienced challenges translating this growth into significant profits. In addition, management expects growth may slow in the future as a result of increased competition and slowing economic growth.

The valuation methodologies used in step two incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. Key inputs included expected sales growth rates, customer attrition rates, operating income margins, market-based royalty rates, market comparables for real property and leasehold interests, and discount rates.
Goodwill impairment charges recognized in the second quarter of 2016

In the second quarter of 2016, based on continued adverse business trends and following changes in the Company’s strategic plans after the termination of the proposed Office Depot merger, the Company identified certain factors that indicated it was more likely than not that the fair value of the Europe Delivery reporting unit was lower than its carrying value. These factors included:

•
Europe Delivery continued to experience operating challenges during the second quarter of 2016, and was expected to experience further challenges in the near to mid-term as a result of delays in its restructuring and transformation activities.

•	Britain’s decision in June 2016 to exit the European Union (“Brexit”) resulted in increased uncertainty in the economic and political environment in Europe.

•
In May 2016, Staples announced its Staples 20/20 strategic plan under which it plans to focus on its North American businesses, reducing its emphasis on International Operations. The Company announced it was exploring strategic alternatives for its European operations, and hired outside advisors to evaluate a potential sale of the business.

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
In the first step of the impairment test, the Company determined the fair value of the reporting unit using a combination of the income and market approaches, specifically the discounted cash flow (“DCF”) and guideline public company methods. The resulting fair value of the reporting unit was lower than its carrying value, and therefore the reporting unit failed step one of the impairment test. As a result, the Company performed step two of the impairment test to determine the amount of the impairment charge.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The fair value estimates incorporated in step two for intangible assets were primarily based on the income approach, specifically the multi-period excess earnings and relief from royalty methods. For owned real property, the Company used a combination of the income and market approaches to determine fair value. Based on the results of the second step of the impairment test, the Company determined that the reporting unit’s $630 million of goodwill was fully impaired, and therefore it recorded an impairment charge of this amount in the second quarter of 2016. This charge is included in Pretax loss from discontinued operations in the Company's consolidated statement of income for 2016.
The valuation methodologies used in step two incorporated unobservable inputs reflecting significant estimates and assumptions made by management. Accordingly, the Company classified these measurements as Level 3 within the fair value hierarchy. Key inputs included expected sales growth rates, customer attrition rates, operating income margins, market-based royalty rates, market comparables for real property, and discount rates.
As noted in Note D - Discontinued Operations, in the fourth quarter of 2016 the Company completed the sale of its retail stores business in the United Kingdom, and in February 2017 it completed the sale of a controlling interest in its remaining European operations.
Goodwill impairment testing in 2015 and 2014
The Company recorded no goodwill impairment charges during 2015. In 2014 the Company recorded goodwill impairment charges of $410 million, including $280 million related to Australia, $116 million related to China, and $13 million related to South America. These reporting units are now included in the Other category in the Company's segment reporting.
The changes in the carrying amounts of goodwill during fiscal 2015 and 2016 are as follows (in millions):

	Goodwill at January 31, 2015	2015 Additions	Foreign Exchange Fluctuations and Adjustments	Goodwill at January 30, 2016	Accumulated impairment as of January 30, 2016
North American Delivery	$1,247	$3	$—	$1,250	$—
North American Retail	662	1	(6)	657	—
Other operations	131	—	(5)	125	(410)
Continuing Operations	2,040	4	(11)	2,032	(410)
Discontinued Operations	640	3	(23)	621	(771)
Consolidated	$2,680	$7	$(34)	$2,653	$(1,181)

	Goodwill at January 30, 2016	2016 Additions	2016 Impairments	2016 Disposals	Foreign Exchange Fluctuations and Adjustments	Goodwill at January 28, 2017	Accumulated impairment as of January 28, 2017
North American Delivery	$1,250	$30	$—	$(19)	$(3)	$1,258	$—
North American Retail	657	—	(628)	—	3	32	(628)
Other operations	125	—	(120)	—	(5)	—	(530)
Continuing Operations	2,032	30	(748)	(19)	(5)	1,290	(1,158)
Discontinued Operations	621	—	(630)	—	9	—	(1,401)
Consolidated	$2,653	$30	$(1,378)	$(19)	$4	$1,290	$(2,559)
Long-Lived Assets
The Company recorded long-lived asset impairment charges related to continuing operations of $35 million, $37 million and $59 million in 2016, 2015, and 2014, respectively. The following is a summary of these charges:

•	The $35 million of charges in 2016 primarily relate to the impairment of fixed assets at North American retail stores.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

•
The $37 million of charges in 2015 include $22 million related to the disposal of information technology assets related to the Company's North American retail stores, and $15 million related to the impairment of fixed assets, primarily at North American retail stores.

•	The $59 million of charges in 2014 primarily relate to the impairment of fixed assets at North American retail stores.

These charges related to retail store assets were based on measurements of the fair value of the impaired assets derived using the income approach, specifically the DCF method, which incorporated Level 3 inputs as defined in ASC 820. The Company considered the expected net cash flows to be generated by the use of the assets through the store closure dates, as well as the expected cash proceeds from the disposition of the assets, if any.

The Company recorded long-lived asset impairment charges related to discontinued operations of $288 million, $14 million, and $1 million in 2016, 2015, and 2014, respectively. The following is a summary of the these charges:

•
The $288 million of charges in 2016 includes $231 million related to the impairment of long-lived assets upon the initial classification of the Company's European operations as held for sale (see Note D - Discontinued Operations), $30 million related to a customer relationship asset related to the Company's European operations, and $27 million related to the impairment of assets at European retail stores.

•	The $14 million of charges in 2015 and $1 million charge in 2014 primarily related to the impairment of assets at European retail stores.
Intangible assets

The Company's intangible assets are amortized on a straight-line basis over their estimated useful lives and are summarized below (in millions):

	January 28, 2017			January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$475	$(319)	$156	$525	$(347)	$178
Technology	74	(30)	44	72	(20)	52
Tradenames	9	(4)	5	9	(4)	5
Total	$558	$(353)	$205	$606	$(371)	$235
Estimated future amortization expense associated with the intangible assets at January 28, 2017 is as follows (in millions):

Fiscal Year	Total
2017	$52
2018	50
2019	41
2020	26
2021	17
Thereafter	19
$205

Note D — Discontinued Operations

During 2016 the Company announced its Staples 20/20 strategic plan, under which the Company plans to focus on growth opportunities in North America. In connection with this plan, in the fourth quarter of 2016 the Company disposed of its retail business in the United Kingdom and entered into an agreement to sell a controlling interest in its remaining European operations. The Company closed on the sale of this controlling interest in February 2017. The Company has presented its combined European operations as discontinued operations in the Company’s consolidated financial statements. The European operations were a component of the Company’s former International Operations segment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Disposal of retail store business in the United Kingdom
On November 18, 2016 the Company completed the sale of 100% of the outstanding shares of the entities operating to its retail stores business in the United Kingdom (“UK Retail”) for total consideration of one pound sterling. Upon completion of the transaction, Staples delivered the UK Retail business to the buyer with approximately $28 million (£23 million) of unrestricted cash on-hand. The Company recognized a $114 million loss on sale related to this transaction, which is included in Loss on sale related to discontinued operations in the consolidated statement of income for 2016.
The $114 million loss on sale is inclusive of $34 million related to the fair value of the Company’s liability related to certain lease obligations which the Company will continue to guarantee after completion. The total amount of lease obligations for which the Company is a guarantor is approximately $160 million (£127 million). The related leases expire at various dates through 2027, with a weighted average remaining term of 5.7 years, and the terms may not be extended. The Company would be required to make payment under these arrangements in the event a settlement is negotiated and agreed upon with the applicable landlord and a release of the corresponding lease obligations is obtained, or upon a default by the buyer. The fair value of the guarantee liability was derived using the income approach, incorporating Level 3 inputs as defined in ASC 820. Key inputs and assumptions included probability of default, market rental rates, costs to obtain a release from future lease obligations, and discount rates.
Other than with respect to the Company's obligations related to the guarantees, the Company does not expect to have significant continuing involvement with UK Retail after completion.
Disposal of remaining European Operations subsequent to the end of fiscal 2016

On December 7, 2016, the Company entered into an agreement ("Signing Protocol") with an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), pursuant to which Cerberus made a binding offer to purchase the Shares (defined below) related to the Company’s remaining European operations (“European Operations”). Appended to the Signing Protocol was a form of the share purchase agreement ("SPA") which incorporates the key term and conditions of the sale. The Company’s acceptance of the offer and its entry into the SPA was subject to completion of certain European works council consultation procedures and applicable waiting periods required by relevant European legislation and practice.
On February 2, 2017, following the completion of these consultation procedures and waiting periods, Staples and Cerberus executed the SPA, which was amended on February 23, 2017, and on February 27, 2017 the parties completed the transaction. Following the closing, Staples will provide certain customary transitional services during a period of up to 36 months, and will partner with the disposed operations on managing certain global customer accounts. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.
Under the terms of the SPA, as amended, the Company sold to Cerberus 85% of the common shares and 100% of the preferred shares in the Company's subsidiary holding the European Operations (collectively, the “Shares”) for total consideration of €50 million ($53 million). The purchase consideration also provides the divested business with a perpetual, royalty-free license to use the Staples trade name on the European continent, with exclusivity within that territory. Staples will retain 15% of the common shares, which the Company plans to account for using the cost method of accounting. The preferred shares provide for a liquidation preference equal to €50 million and a 10% cumulative preferred dividend. Upon completion of the transaction, Staples delivered the European Operations with approximately €166 million ($175 million) related to a preliminary estimate of the requisite unrestricted cash, which is equal to (i) €20 million, plus (ii) €146 million relating to indebtedness, underfunded pension liabilities, working capital, and certain other adjustments, plus an additional €6 million ($7 million) related to other obligations outlined in the SPA. The preliminary estimate of the unrestricted cash amount is subject to adjustment based on finalization of the completion accounts, which is to occur no later than 90 days following closing. The preliminary unrestricted cash amount may vary significantly from the actual amount calculated as of completion.

The European Operations are classified as held for sale at January 28, 2017. As a result of this classification, the Company recorded an impairment charge of $231 million during the fourth quarter of 2016, related to $226 million of property plant and equipment and $5 million related to intangible assets. These charges are included in Loss from discontinued operations in the consolidated statement of income. In the first quarter of 2017, the Company expects to record additional losses in connection with the closing of this transaction, which are currently estimated to be between $800-900 million, including the release of cumulative translation losses and the write-off of deferred pension costs recorded as a component of accumulated other comprehensive income.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets. The carrying amounts as of January 30, 2016 include balances related to UK Retail, whereas the amounts as of January 28, 2017 do not since the business had been divested as of that date.

	January 28, 2017	January 30, 2016
Receivables, net	$294	$356
Merchandise inventories	188	287
Property, plant and equipment	226	300
Goodwill	—	621
Intangible assets	5	39
Other assets	86	87
Loss recognized on classification as held for sale	(231)	—
Assets of discontinued operations	568	1,690

Accounts payable	174	209
Accrued expenses and other current liabilities	145	193
Other liabilities	83	69
Liabilities of discontinued operations	$402	$471

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table provides the major classes of line items constituting the results of operations for discontinued operations for 2016, 2015, and 2014. This table includes the results of operations for UK Retail through November 18, 2016, the date of its disposition.

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Sales	$1,970	$2,295	$2,808
Cost of goods sold and occupancy costs	1,451	1,688	2,045
Gross profit	519	607	763

Operating expenses:
Selling, general and administrative	524	606	720
Impairment of goodwill and long-lived assets	686	14	1
Restructuring costs	—	46	13
Amortization of intangibles	7	13	14
Total operating expenses	1,217	679	748

Gain (loss) on sale of businesses and assets, net	1	—	(2)

Operating (loss) income	(697)	(72)	13

Interest and other, net	(3)	—	2

Pretax operating (loss) income of discontinued operations	(700)	(72)	15
Loss recognized on classification as held for sale	(231)	—	—
Loss on sale of discontinued operations	(114)	—	—
Total pretax (loss) income of discontinued operations	(1,045)	(72)	15
Income tax (benefit) expense	(7)	11	5
(Loss) income of discontinued operations	$(1,038)	$(83)	$10

The following table summarizes depreciation and capital expenditures for discontinued operations for 2016, 2015, and 2014.

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Depreciation	$39	$41	$48
Acquisition of property & equipment	28	50	55

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note E — Sale of Businesses and Assets

In April 2016, Staples entered into an agreement to sell substantially all of the assets and transfer certain liabilities related to its commercial printing solutions business (Staples Print Solutions, or “SPS”) for cash consideration of $85 million. The transaction closed on July 5, 2016. The sale price was subject to a working capital adjustment that was finalized in the fourth quarter of 2016, the impact of which was not material. The Company recognized a total loss of $57 million on the sale of SPS, including $9 million related to the settlement of pension obligations related to this business. Following the settlement of the pension obligations, the Company terminated the related pension plan. The loss on sale also includes the impairment of $19 million of goodwill and $13 million of long-lived assets recognized upon the initial classification of SPS as held for sale in the second quarter of 2016. The loss is included in (Loss) gain on sale of businesses and assets, net in the condensed consolidated statement of income for 2016. SPS was a component of the Company’s North American Delivery segment.

SPS’s pretax income in 2016 through the date of disposal was $10 million. SPS's pretax income in 2015 and 2014 was $22 million and $29 million, respectively. The table below shows the major classes of SPS’s assets and liabilities at the time of the disposition (in millions):

ASSETS	July 5, 2016
Receivables	$51
Inventories	57
Other assets	4
Total assets	$112

LIABILITIES
Accounts payable and other current liabilities	$12
Total liabilities	$12

During 2016, the Company also sold certain real estate property, recognizing a net gain of $2 million.

Additionally, during 2016, the Company completed the sale of its retail stores business in the United Kingdom - see Note D - Discontinued Operations.

During 2015, the Company sold certain real estate properties and other property and equipment, as well as a small business unit in Australia. The company recognized a net loss of in $5 million in 2015 related to these sales.

During the first quarter of 2014, the Company completed the sale of its Smilemakers, Inc. business unit, recognizing a gain of $23 million. Smilemakers, Inc. was a component of the Company's North American Delivery segment. The Company also completed the sale of a small U.S. business that was a component of the Company's North American Delivery segment in the third quarter of 2014, recognizing a gain of $6 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note F — Accrued Expenses and Other Current Liabilities
The major components of Accrued expenses and other current liabilities are as follows (in millions):

	January 28, 2017	January 30, 2016
Taxes	$183	$176
Employee related	304	314
Restructuring reserves	53	82
Advertising and marketing	77	65
Other	406	523
Total	$1,023	$1,160
Note G — Debt and Credit Agreements
The major components of the Company's outstanding debt are as follows (in millions):

	January 28, 2017	January 30, 2016
January 2018 Notes	$499	$498
January 2023 Notes	497	496
Other lines of credit	1	2
Capital lease obligations and other notes payable	51	35
	1,048	1,031
Less: current portion	(519)	(15)
Net long-term debt	$529	$1,016
Aggregate annual maturities of long-term debt and capital lease obligations are as follows (in millions):

Fiscal Year:	Total
2017	$519
2018	29
2019	3
2020	1
2021	—
Thereafter	500
$1,052
Unamortized discounts and debt issuance costs	(4)
$1,048
Future minimum lease payments under capital leases of $49 million are included in aggregate annual maturities shown above. Staples entered into $34 million and $12 million of new capital lease obligations in 2016 and 2015, respectively.
Interest paid by Staples in 2016 totaled $173 million, which includes $130 million related to financing arrangements associated with the Company's terminated agreement to merge with Office Depot. Interest paid in 2015 and 2014 was $49 million and $51 million, respectively. There was no interest capitalized in 2016, 2015 or 2014.
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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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
Revolving Credit Facility:  On November 22, 2016, the Company entered into a new credit agreement (the "November 2021 Revolving Credit Facility") with Bank of America, N.A., as Administrative Agent and the other lending institutions named therein. The November 2021 Revolving Credit Facility replaces the credit agreement dated as of May 31, 2013, which provided for a maximum borrowing of $1 billion and was due to expire in May 2018 (the "Prior Agreement"). As of November 22, 2016, no borrowings were outstanding under the Prior Agreement and the Company did not borrow under the November 2021 Revolving Credit Facility during 2016. The November 2021 Revolving Credit Facility provides for a maximum borrowing of $1.0 billion, which pursuant to an accordion feature may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. Borrowings may be syndicated loans, swing line loans, multicurrency loans, or letters of credit, the combined sum of which may not exceed the maximum borrowing amount. Amounts borrowed may be repaid and reborrowed from time to time until November 22, 2021. Borrowings will bear interest at various interest rates depending on the type of borrowing, and will reflect a percentage spread based on our credit rating. The Company will pay a facility fee at rates that range from 0.100% to 0.250% per annum depending on its credit rating. The November 2021 Revolving Credit Facility is unsecured and ranks pari passu with the Company's public notes and other indebtedness and contains customary affirmative and negative covenants for credit facilities of this type. The November 2021 Revolving Credit Facility also contains financial covenants that require the Company to maintain a minimum ratio of consolidated EBIT plus rental expense to consolidated total interest expense plus rental expense and a maximum adjusted funded debt to EBITDAR ratio.
Commercial Paper Program: The Company has a commercial paper program ("Commercial Paper Program") that allows it to issue up to $1.0 billion of unsecured commercial paper notes ("Commercial Paper Notes") from time to time. The November 2021 Revolving Credit Facility serves as a back-up to the Commercial Paper Program. Borrowings outstanding under the Company's commercial paper program reduce the borrowing capacity available under the revolving credit facility by a commensurate amount. The Company typically uses proceeds from the Commercial Paper Notes for general purposes, including working capital, capital expenditures, acquisitions and share repurchases. Maturities of the Commercial Paper Notes vary, but may not exceed 397 days from the date of issue. The maximum amount outstanding under the commercial paper program during 2016 was $188 million. As of January 28, 2017, no Commercial Paper Notes were outstanding.
Other Lines of Credit: The Company has various other lines of credit under which it may borrow a maximum of $76 million. At January 28, 2017, the Company had outstanding borrowings of $1 million, leaving $75 million of available credit at that date.
There were no instances of default during 2016 under any of the Company's debt agreements.
Deferred Financing Fees
In connection with the issuance of certain debt instruments, the Company incurred financing fees which are being amortized over the terms of the related debt instruments. Amortization of the financing fees is classified as interest expense. Deferred financing fees amortized to interest expense were $2 million for each of 2016, 2015 and 2014.
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

     The following table shows the difference between the financial statement carrying value and fair value of the Company's debt obligations as of January 28, 2017 and January 30, 2016 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	January 28, 2017		January 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499	$503	$498	$496
January 2023 Notes	497	509	496	488

From time to time the Company has investments in money market funds that are measured and recorded in the financial statements at fair value on a recurring basis. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of January 28, 2017, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet, was $111 million. There were no material money market investments as of  January 30, 2016.

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
Other long-term obligations for continuing operations at January 28, 2017 include $50 million relating to future rent escalation clauses and lease incentives under certain existing operating lease arrangements. These rent obligations are recognized on a straight-line basis over the respective terms of the leases. Future minimum lease commitments due for retail, distribution, fulfillment and support facilities (including restructured facilities) and equipment leases under non-cancelable operating leases are as follows (in millions):

Fiscal Year:	Continuing operations	Discontinued operations
2017	$559	$47
2018	442	37
2019	338	30
2020	251	23
2021	176	16
Thereafter	258	49
	$2,024	$202
The Company also guarantees certain lease obligations of its divested retail business in the United Kingdom - see Note D - Discontinued Operations for additional information related to these commitments.
Future minimum lease commitments for continuing and discontinued operations exclude the impact of $28 million and $2 million, respectively, of minimum rentals due under non-cancelable subleases. Rent expense for continuing operations was $576 million, $595 million and $657 million for 2016, 2015 and 2014, respectively. Rent expense for discontinued operations was $78 million, $96 million and $110 million for 2016, 2015 and 2014, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of January 28, 2017, Staples had contractual purchase obligations that are not reflected in the Company's consolidated balance sheets totaling $460 million for continuing operations and $6 million for discontinued operations. Many of the Company's purchase commitments may be canceled by the Company without advance notice or payment and, accordingly, the Company has excluded such commitments from the following schedule. Contracts that may be terminated by the Company without cause or penalty, but that require advance notice for termination, are valued on the basis of an estimate of what the Company would owe under the contract upon providing notice of termination. Expected payments related to such purchase obligations are as follows (in millions):

Fiscal Year:	Continuing operations	Discontinued operations
2017	$264	$5
2018	71	1
2019	42	—
2020	27	—
2021	24	—
Thereafter	32	—
	$460	$6
Letters of credit are issued by Staples during the ordinary course of business through major financial institutions as required by certain vendor contracts. As of January 28, 2017, Staples had open standby letters of credit totaling $89 million.
Contingencies
The Company has investigated, with the assistance of outside experts, a data security incident involving unauthorized access into the computer systems of PNI Digital Media Ltd ("PNI"), a subsidiary of the Company, which the Company acquired in July 2014. PNI, which is based in Vancouver, British Columbia, provides a software platform that enables retailers to sell personalized products such as photo prints, photo books, calendars, business cards, stationery and other similar products. PNI’s customers include a number of major third party retailers, as well as affiliates of the Company. The investigation determined that an unauthorized party entered PNI’s systems and was able to deploy malware on some of PNI’s servers supporting its clients. The malware was designed to capture data that end users input on the photosites. Some of PNI's affected customers have notified certain of their users of a potential compromise of the users' payment card information and/or other personal information. PNI took prompt steps to contain the incident, including disabling the retailer photosites or online payment transactions for a period while the incident was being investigated, and to further enhance the security of its retailer customers' data. To date, the Company has incurred incremental expenses of $18 million related to the incident. The expenses reflect professional service fees incurred by the Company, claims by PNI's retailer customers, and litigation settlement amounts. Additional losses and expenses relating to the incident are probable; however, at this stage, the Company does not have sufficient information to reasonably estimate such losses and expenses. The types of losses and expenses that may result from the incident include, without limitation: claims by PNI’s retailer customers, including indemnification claims for losses and damages incurred by them; claims by end-users of PNI’s services, including class action lawsuits that have been filed, and further class action lawsuits that may be filed, in Canada and the United States; investigations and claims by various regulatory authorities in Canada and the United States; investigation costs; remediation costs; and legal fees. The Company will continue to evaluate information as it becomes known and will record an estimate for additional losses or expenses at the time or times when it is both probable that any loss has been incurred and the amount of such loss is reasonably estimable. Such losses may be material to our results of operations and financial condition. The Company maintains network security insurance coverage, which the Company expects would help mitigate the financial impact of the incident.

In 2013 the Company completed the sale of its European Printing Systems Division ("PSD"), recognizing a preliminary loss on disposal of $81 million that is subject to the impact of a working capital adjustment to the purchase price. On April 22, 2015, the purchaser commenced litigation in Amsterdam District Court claiming that it was entitled to a purchase price adjustment of €60 million. On April 22, 2015, the Company made a payment to the purchaser of approximately €4 million (the amount of the purchase price adjustment the Company believed was appropriate) and the purchaser reduced its claim accordingly. The purchaser further reduced its claim to €52 million in response to expert reports submitted by the Company in the court case. The court held a hearing on December 1, 2015, and on January 13, 2016, it issued a judgment rejecting the purchaser’s claims in their entirety and awarding costs to the Company. The purchaser filed a notice of appeal on February 15, 2016, which the Company opposed. The Court held a hearing on the appeal on September 14, 2016, and its ruling is pending. If the purchaser prevails on appeal, it could result in an adjustment, which may be material, to the loss we recorded for the transaction.

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

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves.  The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of January 28, 2017 would have a material adverse effect on its business, results of operations, financial condition or cash flows.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J — Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate tax effect of the significant components of Staples' deferred tax assets and liabilities related to continuing operations are as follows (in millions):

	January 28, 2017	January 30, 2016
Deferred income tax assets:
Deferred rent	$20	$22
Net operating loss carryforwards	59	70
Capital loss carryforwards	14	13
Employee benefits	87	98
Bad debts	16	18
Inventory	17	14
Insurance	32	34
Deferred revenue	12	11
Depreciation	22	19
Financing	1	36
Accrued expenses	13	20
Store closures	25	35
Acquisition Costs	—	20
Other—net	14	10
Total deferred income tax assets	332	420
Total valuation allowance	(85)	(76)
Net deferred income tax assets	$247	$344
Deferred income tax liabilities:
Intangibles	$(91)	$(104)
Depreciation	(36)	(34)
Other—net	(5)	(3)
Total deferred income tax liabilities	(132)	(141)
Net deferred income tax assets	$115	$203
The following table summarizes net deferred income tax assets and liabilities for discontinued operations (in millions):

	January 28, 2017	January 30, 2016
Net deferred income tax assets	$—	$7
Net deferred income tax liabilities	$(2)	$(22)
The deferred tax asset from tax loss carryforwards related to continuing operations of $59 million represents approximately $192 million of net operating loss carryforwards, $80 million of which are subject to expiration beginning in 2017. The remainder has an indefinite carryforward period.
The valuation allowance increased by $9 million during 2016 due to the establishment of valuation allowances in certain foreign jurisdictions, in part due to current year operating losses for which the Company has concluded it is more likely than not a tax benefit will not be realized.
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in millions):

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	2016	2015	2014
Pretax income (loss):
United States	$(407)	$463	$545
Foreign	55	101	(292)
(Loss) income from continuing operations before income taxes	$(352)	$564	$253

The provision (benefit) for income taxes related to continuing operations consists of the following (in millions):

	2016	2015	2014
Current tax expense:
Federal	$(7)	$54	$117
State	12	3	36
Foreign	33	7	14
Deferred tax expense (benefit):
Federal	52	17	(52)
State	5	1	(9)
Foreign	12	20	22
Total income tax expense	$107	$102	$128
See Note D - Discontinued Operations for the income and losses from discontinued operations before income taxes and related income taxes reported in 2016, 2015 and 2014. All pre-tax income presented in discontinued operations is related to foreign operations.
A reconciliation of the federal statutory tax rate to Staples' effective tax rate on income from continuing operations is as follows:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State effective rate, net of federal benefit	(2.0)	2.5	(1.7)
Effect of foreign taxes	17.8	(12.8)	(22.1)
Tax credits	1.0	(0.5)	(1.1)
Changes in uncertain tax positions	(2.3)	(8.8)	(14.4)
Goodwill impairment	(73.1)	—	46.6
Change in valuation allowance	(2.9)	1.1	9.8
Other	(4.0)	1.6	(1.2)
Effective tax rate	(30.5)%	18.1%	50.9%
The effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The 2016 and 2014 effective tax rates were unfavorably impacted by goodwill impairment charges that were largely non-deductible (see Note C - Goodwill and Long-Lived Assets). The 2016, 2015 and 2014 effective tax rates were favorably impacted by changes in uncertain tax positions.
The Company operates in multiple jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. In the Company's opinion, an adequate provision for income taxes has been made for all years subject to audit.
Income tax payments related to consolidated operations were $71 million, $205 million and $204 million during 2016, 2015 and 2014, respectively.
As of January 30, 2016, the Company had $586 million of undistributed earnings. It is the Company’s intention to indefinitely reinvest a portion of the undistributed earnings outside of the U.S., and for jurisdictions not deemed indefinitely reinvested there would be no incremental tax due upon remittance. Accordingly, deferred income taxes have not been provided for these funds. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation. During 2014, the Company repatriated

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

$127 million of cash held by a foreign subsidiary, and as a result recorded income tax expense of $11 million in 2014 related to the net tax cost in the U.S. stemming from the repatriation.
Uncertain Tax Positions
At January 28, 2017, the Company had $137 million of gross unrecognized tax benefits, of which $130 million, if recognized, would affect the Company's tax rate. At January 30, 2016, the Company had $136 million of gross unrecognized tax benefits, of which $127 million, if recognized, would affect the Company's tax rate. The Company does not reasonably expect any material changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2017.
The following summarizes the activity related to the Company's unrecognized tax benefits (in millions):

	2016	2015	2014
Balance at beginning of fiscal year	$136	$216	$281
Additions for tax positions related to current year	30	19	22
Additions for tax positions of prior years	8	5	36
Reductions for tax positions of prior years	(8)	(5)	(88)
Reduction for statute of limitations expiration	(22)	(69)	(17)
Settlements	(7)	(30)	(18)
Balance at end of fiscal year	$137	$136	$216
Staples is subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2012. All material state, local and foreign income tax matters for years through 2002 have been substantially concluded.

Staples' continuing practice is to recognize interest and penalties related to tax matters in income tax expense. The Company recognized interest (benefit) expense and penalties related to income tax matters of consolidated operations of  $6 million, $(6) million, $2 million in 2016, 2015 and 2014, respectively, which was classified in income tax expense. The Company had $34 million and $28 million accrued for gross interest and penalties as of January 28, 2017 and January 30, 2016, respectively.

Note K — Equity Based Employee Benefit Plans
Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized $61 million, $63 million and $64 million of compensation expense for 2016, 2015 and 2014, respectively, of which approximately $4 million related to discontinued operations for each year. The total income tax benefit related to stock-based compensation was $21 million, $20 million, $18 million for 2016, 2015 and 2014, respectively. As of January 28, 2017, Staples had $66 million of unamortized stock compensation expense associated with its equity-based plans, which will be expensed over a weighted-average period of 1.5 years.
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
Performance Shares
In April 2013, March 2014, March 2015 and April 2016, the Company entered into long-term performance share agreements with certain executives. Each arrangement covers a three year performance period. Payout under these arrangements may range from 25% to 200% of target for each performance metric, depending on actual performance. Any award earned based on performance achieved may be increased or decreased by 25% if the Company's cumulative total shareholder return ("TSR") over the three year performance period is in the top or bottom one-third of the S&P 500 TSR, respectively. Shares earned, if any,

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

will be issued on a fully-vested basis at the conclusion of the three-year performance period only if the grantee is still actively employed by or serving as a consultant to the Company at that time, with certain exceptions for retirement, death, disability, and termination without cause.
For the arrangements entered into in April 2016, vesting is based on cumulative performance over a three year period comprising fiscal years 2016 to 2018, and is 50% based on achieving certain operating income growth targets and 50% based on achieving certain return on net assets percentage targets. As of January 28, 2017, the aggregate target number of shares for this award is 0.9 million, net of forfeitures, with a grant-date fair value of $9 million.
For the arrangements entered into in April of 2013 and March of 2014 and March of 2015, vesting for these awards is based on performance achieved in each fiscal year, with performance targets established at the beginning of each year, and is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets.
For each performance period completed as of the end of 2016, the table below shows the target number of shares, the aggregate grant-date fair value, and the percentage of target shares earned based on the extent to which the performance targets were achieved, subject to adjustment based on TSR at the end of the three year performance period.

Performance period	Award date	Target number of shares (millions)	Grant date fair value (millions)	% of target shares earned
2016	March 2015	0.4	$3	50%
	March 2014	0.5	$4
2015	March 2015	0.5	$7	78.4%
	March 2014	0.5	$9
	April 2013	0.5	$8
2014	March 2014	0.6	$7	87.3%
	April 2013	0.5	$6
The three year performance period related to the March 2014 award was complete as of the end of 2016. The shares earned related to this award are expected to be issued in March 2017, and the amount earned based on performance will be reduced by 25% based on the results of the TSR multiplier.
Upon completion of the three-year performance period related to the April 2013 award, in April 2016, the Company issued a total of 0.8 million shares on a fully vested basis, which reflects a 25% reduction related to the TSR multiplier.
Restricted Shares
The following table summarizes activity related to Restricted Shares in 2016:

	Restricted Shares (1)
	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value Per Share
January 30, 2016	7	$13.84
Granted	7	8.18
Vested	(3)	13.41
Canceled	(2)	11.78
January 28, 2017	9	$10.04

(1)	Excludes shares issuable under outstanding performance awards

The weighted-average grant date fair values per share of Restricted Shares granted during 2016, 2015 and 2014 were $8.18, $14.68 and $11.73, respectively. The total market value of Restricted Shares vested during 2016, 2015 and 2014 was $37 million, $74 million and $54 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Stock Options
The Company did not grant any stock options during 2014, 2015 or 2016. Information with respect to stock options granted in 2012 and prior is as follows (shares in millions):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1) (in millions)
Outstanding at January 30, 2016	20	$20.36
Granted	—	—
Exercised	—	—
Canceled	(4)	20.76
Expired	(2)	24.52
Outstanding at January 28, 2017	14	$19.67	2.32	$0

(1)	The intrinsic value of the non-qualified stock options is the amount by which the market value of the underlying stock exceeds the exercise price of an option.
There were no options exercised in 2016 and the total intrinsic value of options exercised in 2015 and 2014 was $1 million and $1 million, respectively. All options are fully vested as of January 28, 2017.
Employee Stock Purchase Plan
Staples offers its associates the opportunity for share ownership pursuant to the Amended and Restated Employee Stock Purchase Plan. U.S. and International associates are able to purchase shares of Staples common stock at 85% of the market price of the common stock at the end of the offering period through payroll deductions in an amount not to exceed 10% of an employee’s annual base compensation. During 2016 and 2015, the Company issued 4 million and 3 million shares, respectively, pursuant to this plan.
Shares Available for Issuance
At January 28, 2017, 64 million shares of common stock were reserved for issuance under Staples' 2014 Plan, 2004 Plan, 401(k) Plan and employee stock purchase plan.
Note L — Pension and Other Post-Retirement Benefit Plans
The Company has sponsored pension plans that covered certain employees in Europe and the U.S. As noted in Note D - Discontinued Operations, in February 2017 the Company completed the sale of a controlling interest in its European Operations, and in conjunction with that transaction transferred the assets and liabilities related to the European pension plans to the buyer. As noted in Note E - Sale of Businesses and Assets, in July 2016 the Company completed the sale of SPS, a component of its North American Delivery segment, and in connection with that transaction during the second half of 2016 it settled the pension obligations and terminated the plan related to this business, resulting in a charge of $9 million which is included in (Loss) gain on sale of businesses and assets, net in the consolidated statement of income for 2016. Following these transactions, the Company no longer has obligations related to pension plans.
The Company also sponsors an unfunded post-retirement life insurance benefit plan, which provides benefits to eligible U.S. executives based on earnings, years of service and age at termination of employment. In 2016 the Company amended this plan, which had the effect of reducing benefits for certain plan participants. The amendment resulted in a curtailment charge of $3 million, which is included in Selling, general and administrative expense in the consolidated statement of income for 2016.
Unless otherwise noted, the information contained in this note includes both continuing and discontinued operations. The amounts related to International Plans are included in discontinued operations in the consolidated balance sheet and consolidated statement of income.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the total projected benefit obligation, the fair value of plan assets and the associated funded status recorded in the consolidated balance sheet at January 28, 2017 and January 30, 2016 (in millions):

	January 28, 2017			January 30, 2016
	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status	Projected Benefit Obligations	Fair Value of Plan Assets	Funded Status
Overfunded Plans:
International plans	$(927)	$978	$51	$(924)	$969	$45
Underfunded Plans:
U.S. plans	$—	$—	$—	$(37)	$27	$(10)
International plans	(65)	37	(28)	(65)	37	(28)
Total Underfunded Plans	$(65)	$37	$(28)	$(102)	$64	$(38)
The following tables present a summary of the total net periodic cost (income) recorded in the Consolidated Statement of Income for 2016, 2015 and 2014 related to the plans (in millions):

	2016
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$11	$11	$2
Interest cost	2	21	23	3
Expected return on plan assets	(2)	(48)	(50)	—
Amortization of unrecognized losses and prior service costs	1	14	15	2
Settlement or curtailment loss	9	—	9	3
Total cost (benefit)	$10	$(2)	$8	$10

	2015
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$19	$19	$2
Interest cost	2	15	17	3
Expected return on plan assets	(2)	(50)	(52)	—
Amortization of unrecognized losses and prior service costs	1	13	14	3
Total cost (benefit)	$1	$(3)	$(2)	$8

	2014
	Pension Plans			Post-retirement Benefit Plan
	U.S. Plans	International Plans	Total	Total
Service cost	$—	$10	$10	$1
Interest cost	2	29	31	2
Expected return on plan assets	(2)	(51)	(53)	—
Amortization of unrecognized losses and prior service costs	—	10	10	2
Settlement loss	1	—	1	—
Total cost (benefit)	$1	$(2)	$(1)	$5

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the changes in benefit obligations during 2015 and 2016 (in millions):

	Pension Plans			Post-retirement Benefit Plans
	U.S. Plans	International Plans	Total	Total
Projected benefit obligation at January 31, 2015	$41	$1,169	$1,210	$59
Service cost	—	19	19	2
Interest cost	2	15	17	3
Plan participants' contributions	—	1	1	—
Actuarial gains	(4)	(129)	(133)	(3)
Benefits paid	(2)	(44)	(46)	—
Other	—	(1)	(1)	—
Currency translation adjustments	—	(41)	(41)	—
Projected benefit obligation at January 30, 2016	$37	$989	$1,026	$61
Service cost	—	11	11	2
Interest cost	2	21	23	3
Actuarial losses (gains)	—	43	43	(13)
Benefits paid	(40)	(43)	(83)	—
Negative amendment	—	—	—	(7)
Settlements and curtailments	1	—	1	(4)
Currency translation adjustments	—	(28)	(28)	—
Projected benefit obligation at January 28, 2017	$—	$993	$993	$42
The accumulated benefit obligation for the International Plans at January 28, 2017 was $993 million. The accumulated benefit obligation for the U.S. Plans and International Plans at January 30, 2016 was $37 million and $970 million, respectively. The accumulated benefit obligation for the post-retirement benefit obligation was $42 million and $61 million at January 28, 2017 and January 30, 2016, respectively.
The following table presents the changes in pension plan assets for each of the defined benefit pension plans during 2015 and 2016 (in millions):

	U.S. Plans	International Plans	Total
Fair value of plan assets at January 31, 2015	$31	$1,106	$1,137
Actual return on plan assets	(2)	(28)	(30)
Employer's contributions	—	10	10
Plan participants' contributions	—	1	1
Benefits paid	(2)	(44)	(46)
Currency translation adjustments	—	(39)	(39)
Fair value of plan assets at January 30, 2016	$27	$1,006	$1,033
Actual return on plan assets	2	70	72
Employer's contributions	11	11	22
Benefits paid	(40)	(43)	(83)
Currency translation adjustments	—	(29)	(29)
Fair value of plan assets at January 28, 2017	$—	$1,015	$1,015
Amounts recognized in the consolidated balance sheet consist of the following (in millions):

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	January 28, 2017
	International Pension Plans	Post-Retirement Benefit Plans
Prepaid benefit cost (included in other assets)	$51	$—
Accrued benefit liability (included in other long-term obligations)	(28)	(42)
Accumulated other comprehensive loss	291	1
Net amount recognized	$314	$(41)

	January 30, 2016
	Pension Plans			Post-retirement Benefit Plans

	U.S. Plans	International Plans	Total	Total
Prepaid benefit cost (included in other assets)	$—	$45	$45	$—
Accrued benefit liability (included in other long-term obligations)	(10)	(28)	(38)	(61)
Accumulated other comprehensive loss	10	283	293	31
Net amount recognized	$—	$300	$300	$(30)
Amounts recognized in accumulated other comprehensive loss ("AOCL") are comprised of actuarial losses and prior service costs. The amount recorded in AOCL as of January 28, 2017 related to International Plans was written off upon closing of the sale of the Company's European operations in February 2017, and will be reflected in the loss on sale to be recognized in the first quarter of 2017.

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
The following table presents the assumptions used to measure the net periodic cost and the year-end benefit obligations for the defined benefit pension and post-retirement benefit plans for 2016, 2015 and 2014:

	2016
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.5%	1.9%	4.4%
Expected return on plan assets	6.0%	4.4%	—%
Rate of compensation increase	—%	1.9%	—%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	—%	1.5%	4.4%
Rate of compensation increase	—%	1.0%	—%
Rate of pension increase	—%	1.7%	—%

	2015
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	3.8%	1.2%	4.6%
Expected return on plan assets	6.0%	4.4%	—%
Rate of compensation increase	—%	1.8%	3.5%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	4.5%	1.8%	4.6%
Rate of compensation increase	—%	1.8%	3.5%
Rate of pension increase	—%	1.0%	—%

	2014
	Pension Plans		Post-retirement Benefit Plan
	U.S. Plans	International Plans

Weighted-average assumptions used to measure net periodic pension cost:
Discount rate	4.8%	3.0%	4.1%
Expected return on plan assets	6.0%	4.7%	—%
Rate of compensation increase	—%	1.1%	2.5%
Weighted-average assumptions used to measure benefit obligations at year-end:
Discount rate	3.8%	1.3%	4.1%
Rate of compensation increase	—%	2.0%	2.5%
Rate of pension increase	—%	1.1%	—%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the effect on pension obligations at January 28, 2017 of a change in discount rate and other assumptions (in millions):

	Change in Discount Rate
	(0.25)%	No change	0.25%
Change in rate of compensation increase:
(0.25)%	$37	$(1)	$(36)
No change	38	—	(35)
0.25%	39	1	(34)
Change in rate of pension increase:
(0.25)%	$1	$(35)	$(68)
No change	38	—	(35)
0.25%	77	37	(1)
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
Staples' investment strategy for pension plan assets was to seek a competitive rate of return relative to an appropriate level of risk depending on the funded status of each plan. The majority of the plans' investment managers employed active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices included diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A portion of the currency risk related to investments in equity securities, real estate and debt securities was hedged.
The target allocation reflected a risk/return profile Staples deemed appropriate relative to each plan's liability structure and return goals. Staples conducted periodic asset-liability studies for the plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs.
Outside the United States, asset allocation decisions were typically made by an independent board of trustees. As in the U.S., investment objectives were designed to generate returns that enable the plan to meet its future obligations. In some countries local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. Staples acted in a consulting and governance role via its board representatives in reviewing investment strategy, with final decisions on asset allocation and investment managers made by local trustees.
The Company's pension plans' actual and target asset allocations at January 28, 2017 and January 30, 2016 are as follows:

	International Plans
	Actual	Target
Asset allocation:
Equity securities	26%	25%
Debt securities	67%	62%
Real estate	6%	8%
Cash	—%	—%
Other	1%	5%
Total	100%	100%

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	January 30, 2016
	Actual			Target
	U.S. Plans	International Plans	Total	U.S. Plans	International Plans	Total
Asset allocation:
Equity securities	48%	26%	27%	50%	26%	26%
Debt securities	49%	62%	62%	50%	62%	62%
Real estate	3%	8%	7%	—%	8%	8%
Cash	—%	2%	2%	—%	—%	—%
Other	—%	2%	2%	—%	4%	4%
Total	100%	100%	100%	100%	100%	100%
Information on Fair Value of Plan Assets
The fair values of the Company's pension plan assets at January 28, 2017 and January 30, 2016 by asset category are as follows (in millions):

	January 28, 2017
	International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$263	$209	$40	$14
Debt securities (2)	680	400	240	40
Real estate (3)	64	64	—	—
Cash	2	2	—	—
Other	6	12	(6)	—
Total	$1,015	$687	$274	$54

	January 30, 2016
	U.S. Pension Plans				International Plans
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Asset Category:	Fair Market Value	Level 1	Level 2	Level 3	Fair Market Value	Level 1	Level 2	Level 3
Equity securities (1)	$13	$13	$—	$—	$264	$209	$37	$18
Debt securities (2)	13	5	—	8	627	412	211	4
Real estate (3)	1	1	—	—	74	72	2	—
Cash	—	—	—	—	25	13	12	—
Other	—	—	—	—	16	—	—	16
Total	$27	$19	$—	$8	$1,006	$706	$262	$38

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

The change in the fair value for the pension assets valued using significant unobservable inputs (Level 3) was due to the following (in millions):

	U.S. Plans	International Plans
Balance at January 30, 2016	$8	$38
Actual return on plan assets still held at the reporting date	—	16
Purchases, sales and settlements	(8)	—
Balance at January 28, 2017	$—	$54
Expected Benefit Payments and Contributions
The following table presents the expected benefit payments to pension plan participants for the next five years, and the aggregate for the following five years (in millions):

International Pension Plans
2017	$41
2018	41
2019	40
2020	40
2021	40
2022-2026	195
These payments have been estimated based on the same assumptions used to measure the plans' projected benefit obligation at January 28, 2017 and include benefits attributable to estimated future compensation increases for the pension plans.
The 2017 expected benefit payments to plan participants not covered by the respective plan assets (that is, underfunded plans) represent a component of other long-term obligations in the consolidated balance sheet.
There are no expected benefit payments and contributions associated with the other post-retirement benefit plans.
Employees' 401(k) Savings Plan and Other Defined Contribution Plans
Staples' Employees' 401(k) Savings Plan (the "401(k) Plan") is available to all United States based employees of Staples who meet minimum age and length of service requirements. Contributions by the Company to the 401(k) Plan are made in cash. Contributions made prior to January 1, 2017 are subject to pro-rata vesting over a five year period. Effective January 1, 2017, contributions are subject to a three year cliff vest.
The Company's Supplemental Executive Retirement Plan (the "SERP Plan"), which is similar in certain respects to the 401(k) Plan, is available to certain Company executives and other highly compensated employees, whose contributions to the 401(k) Plan are limited, and allows such individuals to supplement their contributions to the 401(k) Plan by making pre-tax contributions to the SERP Plan. Company contributions to the SERP Plan are based on a matching formula and vest ratably over a five-year period. Other income (expense) in the consolidated statement of income includes a gain of $14 million in 2016 and a loss of $9 million in 2015 related to investments associated with the SERP, with corresponding and offsetting amounts reflected in compensation expense in selling, general and administrative expense in the consolidated statement of income.
The expense associated with the Company's match for the Staples 401(k) Savings Plan and for contributions related to certain foreign defined contribution plans for 2016, 2015 and 2014 was $36 million, $37 million and $40 million, respectively.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for 2016, 2015 and 2014 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at February 1, 2014	$(255)	$(252)	$(507)
Foreign currency translation adjustment	(403)	—	(403)
Deferred pension and other post-retirement benefit costs (net of taxes of $18)	—	(138)	(138)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses (net of taxes of $0)	(2)	—	(2)
Amortization of deferred benefit costs (net of taxes of $0)	—	9	9
Balance at January 31, 2015	$(660)	$(381)	$(1,041)
Foreign currency translation adjustment	(132)	—	(132)
Deferred pension and other post-retirement benefit costs (net of taxes of $11)	—	40	40
Reclassification adjustments:
Amortization of deferred benefit costs (net of taxes of $0)	—	17	17
Balance at January 30, 2016	$(792)	$(324)	$(1,116)
Foreign currency translation adjustment	25	—	25
Deferred pension and other post-retirement benefit costs (net of taxes of $8)	—	(8)	(8)
Reclassification adjustments:
Release of cumulative translation adjustments to earnings upon disposal of foreign businesses (net of taxes of $0)	6	—	6
Settlement of pension liability (net of taxes of $6)	—	9	9
Curtailment of post-retirement benefit plan (net of taxes of $8)	—	14	14
Amortization of deferred benefit costs (net of taxes of $2)	—	17	17
Balance at January 28, 2017	$(761)	$(292)	$(1,053)

The following table details the line items in the consolidated statements of income affected by the reclassification adjustments during 2016, 2015 and 2014 (in millions):

	Amount reclassified from AOCL
	2016	2015	2014
Selling, general and administrative	$9	$4	$2
Loss on sale of businesses, net	9	—	—
Income (loss) before tax	(18)	(4)	(2)
Income tax benefit	(7)	—	(1)
Income (loss) from continuing operations	(11)	(4)	(1)
Income (loss) from discontinued operations	(6)	(13)	(6)
Net income (loss)	$(17)	$(17)	$(7)

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note N — Computation of Earnings per Common Share
The computation of basic and diluted earnings per share for 2016, 2015 and 2014 is as follows (in millions, except per share data):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Numerator:
(Loss) income from continuing operations	$(459)	$462	$125
(Loss) income from discontinued operations	(1,038)	(83)	10
Net (loss) income	$(1,497)	$379	$135

Denominator:
Weighted-average common shares outstanding	649	642	641
Effect of dilutive securities:
Employee stock options and restricted shares (including performance-based awards)	—	5	5
Weighted-average common shares outstanding assuming dilution	649	647	646

Basic Earnings per share
Continuing operations	$(0.71)	$0.71	$0.19
Discontinued operations	(1.60)	(0.12)	0.02
Consolidated operations	$(2.31)	$0.59	$0.21

Diluted Earnings Per Share:
Continuing operations	$(0.71)	$0.71	$0.19
Discontinued operations	(1.60)	(0.12)	0.02
Consolidated operations	$(2.31)	$0.59	$0.21
For 2016, 2015 and 2014, approximately 29 million, 20 million and 30 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

Note O — Segment Reporting
The Company changed its reportable segments in the fourth quarter of 2016 as a result of an organizational realignment related to its 20/20 strategic plan. The Company now has two reportable segments: North American Delivery and North American Retail. North American Delivery consists of the U.S. and Canadian businesses that sell and deliver products and services directly to businesses and includes Staples Business Advantage, Quill.com, Staples.com and Staples.ca. The North American Retail segment comprises the Company's retail store operations in the U.S. and Canada. The Company's segment information for 2015 and 2014 has been revised to reflect this change in the Company's reportable segments.
As a result of reporting its European businesses as discontinued operations (see Note D - Discontinued Operations), the Company will no longer report an International Operations segment. The Company's operations in Australia, Asia, and South America are included in "Other" in the tables below.
Staples' North American Delivery and North American Retail segments are managed separately because the way they sell and market products is different and the classes of customers they service are different.
Staples evaluates performance and allocates resources based on profit or loss from operations before goodwill and long-lived asset impairment charges, restructuring charges, accelerated depreciation and inventory write-downs associated with exit or disposal activities, merger-related costs, litigation costs, stock-based compensation, income or loss associated with the Company's supplemental executive retirement plan, interest and other expense, costs related to the previously announced PNI data security

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

incident and non-recurring items, ("business unit income"). Intersegment sales and transfers are recorded at Staples' cost; therefore, there is no intercompany profit or loss recognized on these transactions.
Asset information by reportable segment has not been presented, since this information is not regularly reviewed by the Company's chief operating decision maker.
The following is a summary of sales, business unit income, and depreciation and amortization expense by reportable segment (in millions):

	2016	2015	2014
Sales:
North American Delivery	$10,636	$10,731	$10,664
North American Retail	6,662	7,169	8,055
Other	949	864	965
Total sales	$18,247	$18,764	$19,684
Business Unit Income (Loss):
North American Delivery	$672	$621	$595
North American Retail	317	379	432
Other	(11)	(16)	(35)
Total business unit income	$978	$984	$992
Depreciation & Amortization:
North American Delivery	$189	$185	$173
North American Retail	178	183	184
Other	21	28	33
Total segment depreciation & amortization	$388	$396	$390
Accelerated depreciation related to restructuring activities	—	3	8
Total depreciation & amortization	$388	$399	$398
The following is a reconciliation of total business unit income to (loss) income from continuing operations before income taxes (in millions):

	2016	2015	2014
Total business unit income	$978	$984	$992
Unallocated expense, net (1)	(73)	(49)	(64)
Impairment of goodwill and long-lived assets	(783)	(37)	(469)
(Loss) gain related to sale of businesses and assets, net	(55)	(5)	29
Restructuring charges and costs related to strategic plans	(45)	(105)	(158)
Interest and other expense, net	(88)	(149)	(43)
Merger-related costs	(272)	(53)	—
Litigation costs	(14)	—	—
Inventory write-downs	—	(1)	(26)
Accelerated depreciation	—	(3)	(8)
PNI data security incident costs	—	(18)	—
(Loss) income from continuing operations before income taxes	$(352)	$564	$253
(1) Unallocated expense includes stock-based compensation and income or loss associated with the Company's supplemental executive retirement plan.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table shows the Company's sales by each major category as a percentage of total sales for the periods indicated:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Core office supplies	24.9%	24.6%	25.6%
Ink and toner	19.8%	20.6%	20.0%
Business technology	13.0%	13.5%	14.3%
Paper	9.0%	9.1%	9.2%
Facilities and breakroom	11.6%	10.6%	10.0%
Computers and mobility	6.1%	6.4%	6.3%
Services	9.2%	8.9%	8.6%
Office furniture and chairs	6.4%	6.3%	6.0%
	100.0%	100.0%	100.0%
Geographic Information:

	2016	2015	2014
Sales:
United States	$14,974	$15,567	$16,022
Canada	2,324	2,333	2,697
Other International	949	864	965
Total sales	$18,247	$18,764	$19,684

	January 28, 2017	January 30, 2016	January 31, 2015
Long-lived Assets:
United States	$976	$1,109	$1,172
Canada	145	144	167
Other International	26	33	14
Total long-lived assets	$1,147	$1,286	$1,353

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P — Quarterly Summary (Unaudited)
The following table summarizes quarterly information for 2016 and 2015:

	(In millions, except per share amounts) (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 28, 2017
Sales	$4,570	$4,274	$4,842	$4,560
Gross profit	1,152	1,069	1,303	1,234

Income (loss) from continuing operations	$56	$(108)	$207	$(615)
Loss from discontinued operations, net of income taxes	(15)	(658)	(28)	(337)
Consolidated net income (loss)	$41	$(766)	$179	$(952)

Basic earnings per common share:
Continuing operations	$0.09	$(0.17)	$0.32	$(0.94)
Discontinued operations	$(0.03)	$(1.01)	$(0.04)	$(0.52)
Consolidated operations	$0.06	$(1.18)	$0.28	$(1.46)

Diluted earnings per common share:
Continuing operations	$0.09	$(0.17)	$0.32	$(0.94)
Discontinued operations	$(0.03)	$(1.01)	$(0.05)	$(0.52)
Consolidated operations	$0.06	$(1.18)	$0.27	$(1.46)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended January 30, 2016
Sales	$4,684	$4,387	$4,998	$4,695
Gross profit	1,193	1,126	1,362	1,227

Income from continuing operations	67	62	203	130
Loss from discontinued operations, net of income taxes	(8)	(26)	(5)	(44)
Consolidated net income	$59	$36	$198	$86

Basic earnings per common share:
Continuing operations	$0.10	$0.10	$0.32	$0.20
Discontinued operations	$(0.01)	$(0.04)	$(0.01)	$(0.07)
Consolidated operations	$0.09	$0.06	$0.31	$0.13

Dilutive earnings per common share:
Continuing operations	$0.10	$0.10	$0.31	$0.20
Discontinued operations	$(0.01)	$(0.04)	$—	$(0.07)
Consolidated operations	$0.09	$0.06	$0.31	$0.13
(1) The sum of the quarterly amounts may not tie to the full year amounts due to rounding.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The table below shows certain pretax items of income or expense included in Income (loss) from continuing operations for each period:

		($ in millions) (1)
		Fiscal Year Ended January 28, 2017
Footnote Reference	Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Note C	Impairment of goodwill	—	—	—	749
Note C	Impairment of long-lived assets	—	15	2	17
Note B	Costs related to restructuring and strategic plans	11	6	6	23
Note E	Loss on sale of businesses and assets, net	32	16	2	5
Note Q	Merger-related costs	52	283	—	—
Note I	Litigation	—	16	—	(3)

		($ in millions) (1)
		Fiscal Year Ended January 30, 2016
Footnote Reference	Description	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Note Q	Merger-related costs	15	34	40	58
Note B	Restructuring charges	39	15	14	37
Note B	Accelerated Depreciation	3	—	—	—
Note C	Impairment of long-lived assets	22	1	2	11
Note I	PNI data security incident costs	—	—	3	16
Note E	(Gain) loss on sale of assets, net	(1)	(1)	—	7
Note B	Inventory write-downs	—	—	1	—

(1) The sum of the quarterly amounts may not tie to the full year amounts due to rounding.

STAPLES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note Q — Termination of Merger Agreement with Office Depot

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
In 2016 and 2015, the Company incurred expenses of $24 million and $53 million in connection with the transaction, primarily related to professional services associated with seeking regulatory clearances. Of the expenses incurred in 2016, $21 million were included in selling, general and administrative expense and $3 million were included in discontinued operations in the consolidated statements of income. All of the expenses incurred in 2015 were included in selling, general and administrative expenses. The Company also incurred fees and interest related to term loan financing for the transaction, as discussed below.
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

The Company paid interest and fees related to these sources of financing of $156 million in 2016. Of this amount, $91 million was accrued in 2015; and $39 million was recorded as interest expense in 2016, respectively; and $26 million was recorded as a loss on early extinguishment of debt in 2016, related to the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan. The Company also earned $2 million of interest income on the amounts held in escrow.

During 2016 the Company made cash payments totaling $66 million into the escrow accounts, representing deposits for the 1.0% OID and for the monthly interest payments related to the term loan. These amounts are included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for 2016. Of the $156 million of total interest and fees paid during 2016:

•
$68 million was paid directly from the escrow accounts to the lenders (representing the $66 million paid into escrow plus the $2 million of interest income earned on the funds held therein). Because these payments were made directly from escrow, they are considered non-cash operating activities that are not reflected in the condensed consolidated statements of cash flows.

•	$88 million was paid from Staples unrestricted cash accounts. This amount is reflected in the Operating activities section of the condensed consolidated statement of cash flows for 2016.

There were no amounts remaining in escrow as of January 28, 2017.

(9) Item 15(a)2

Staples, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying account information related to operations is as follows (in millions):
Accounts Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Deductions— Write-offs, Payments and Other Adjustments	Balance at End of Period
Fiscal year ended:
January 31, 2015	16	32	22	26
January 30, 2016	26	23	28	21
January 28, 2017	21	25	28	18

EXHIBIT INDEX

Exhibit No.	Description
2.1**+	Signing Protocol dated December 7, 2016, by and among Promontoria Holding 192 B.V., Staples Cyprus Intermediary Holdings Ltd., and with respect to paragraph 14 thereof, the Company.
2.2**^
Sale and Purchase Agreement Regarding Issued Shares in the Capital of Staples Solutions B.V. dated February 2, 2017, by and among Staples Cyprus Intermediary Holdings Ltd., Promontoria Holding 192 B.V., Staples Solutions B.V., and the Company. Filed as Exhibit 2.1 to the Company's Form 8-K filed on March 3, 2017.

2.3^
Memorandum of Understanding dated February 23, 2017, by and among Staples Cyprus Intermediary Holdings Ltd., Promontoria Holding 192 B.V., Staples Solutions B.V., and the Company. Filed as Exhibit 2.2 to the Company's Form 8-K filed on March 3, 2017.

3.1^	Restated Certificate of Incorporation, dated as of September 29, 2008. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 1, 2008.
3.2^	Amendment to Restated Certificate of Incorporation, dated June 4, 2012. Filed as Exhibit 3.1 to the Company's Form 8-K filed on June 8, 2012.
3.3^	Amended and Restated By-laws of the Company, dated January 24, 2017. Filed as Exhibit 3.1 to the Company's Form 8-K filed on January 24, 2017.
4.1^	Indenture, dated January 15, 2009, by and among the Company and HSBC Bank USA, National Association. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 21, 2009.
4.2^	Form of 2.750% Senior Note due 2018. Filed as Exhibit 4.1 to the Company's Form 8-K filed on January 13, 2013.
4.3^	Form of 4.375% Senior Note due 2023. Filed as Exhibit 4.2 to the Company's Form 8-K filed on January 13, 2013.
10.1^
Credit Agreement, dated as of November 22, 2016, by and among Staples, Inc., Bank of America, N.A. and the other lenders named therein, Bank of America, N.A., as administrative agent for the lenders, as the lender of Swing Line Loans, and as an Issuing Bank, and Barclays Bank PLC, HSBC Bank USA, National Association, MUFG Union Bank N.A. and Wells Fargo Bank, National Association as co-syndication agents for the Lenders. (Including schedules and exhibits). Filed as Exhibit 10.1 to the Company's Form 8-K filed November 22, 2016.

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

10.8*^	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 1, 2014.
10.9*^	Form of Performance Share Award Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 3, 2013.
10.10*^	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended April 30, 2011.
10.11*^	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended May 1, 2010.

D-1

Exhibit No.	Description
10.12*^	2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company's 8-K filed on June 2, 2014.
10.13*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant) under the 2014 Stock Incentive Plan. Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended August 2, 2014.

10.14*^
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Independent Chair, Lead Director and Committee Chairs) under the 2014 Stock Incentive Plan. Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended August 2, 2014.

10.15*^	Form of Restricted Stock Unit Award Agreement under the 2014 Stock Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.16*^	Form of Performance Share Award Agreement under the 2014 Stock Incentive Plan. Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.17*^	Amended and Restated Employee Stock Purchase Plan. Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended August 2, 2014.
10.18*^	Amendment to 2012 Employee Stock Purchase Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 2, 2015.
10.19*^	Non-Management Director Compensation Summary. Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended July 30, 2016.
10.20*^	Form of Severance Benefits Agreement signed by executive officers of the Company. Filed as Exhibit 10.23 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.21*^	Amended and Restated Executive Officer Incentive Plan. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 8, 2012.
10.22*^	Form of Proprietary Interest Protection Agreement. Filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended November 2, 2013.
10.23*^	Form of Non-Compete and Non-Solicitation Agreement. Filed as Exhibit 10.27 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.24*^	Form of Proprietary and Confidential Information Agreement. Filed as Exhibit 10.28 to the Company's Form 10-K for the fiscal year ended February 2, 2013.
10.25*^	Form of Indemnification Agreement signed by executive officers and directors of the Company. Filed as Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended January 31, 2009.
10.26*^	Form of Outside Directorship Agreement. Filed as Exhibit 10.32 to the Company's Form 10-K for the fiscal year ended January 28, 2012.
10.27*^
Second Amended and Restated Severance Benefits Agreement, dated March 10, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended April 29, 2006.

10.28*^
Amendment, dated December 22, 2008, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended January 31, 2009.

10.29*^
Second Amendment, dated January 13, 2015, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended January 31, 2015.

10.30*^
Amendment C, dated October 12, 2015, to Second Amended and Restated Severance Benefits Agreement, dated March 13, 2006, by and between the Company and Ronald L. Sargent. Filed as Exhibit 10.35 to the Company's Form 10-K for the fiscal year ended January 30, 2016.

10.31*^	Letter Agreement dated May 31, 2016 between Staples, Inc. and Ronald L. Sargent. Filed as Exhibit 99.1 to the Company's Form 8-K filed on May 31, 2016.
10.32*^	Letter Agreement, dated June 13, 2016, by and between the Company and Shira Goodman. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 15, 2016.
10.33*^	Letter dated June 15, 2016, from the Company to Shira Goodman. Filed as Exhibit 10.2 to the Company's Form 8-K filed on June 15, 2016.
10.34*^	Letter dated September 26, 2016, from the Company to Shira Goodman. Filed as Exhibit 10.1 to the Company's Form 8-K filed on September 27, 2016.
10.35*^	Letter Agreement dated September 29, 2016, between the Company and John Wilson. Filed as Exhibit 10.1 to the Company's Form 8-K filed on September 30, 2016.
10.36*+	Letter dated January 23, 2017, from the Company to Joe Doody.

D-2

Exhibit No.	Description
10.37*+	Revocation of Severance Benefits Agreement dated February 1, 2017, by and between the Company and Joe Doody.
10.38*+	Long Term Care Insurance Plan Summary.
10.39*^	Survivor Benefit Plan. Filed as Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended on January 29, 2005.
10.40*+	First Amendment to the Staples, Inc. Survivor Benefit Plan, dated December 20, 2016.
10.41*+	Executive Life Insurance Plans Summary of Provisions.
10.42*+	Amended and Restated Supplemental Executive Retirement Plan through December 20, 2016.
10.43*+	Annual Performance Award Plan for fiscal year 2016.
10.44*^	Senior Executive Long Term Disability Supplemental Coverage Reimbursement Policy. Filed as Exhibit 10.37 to the Company's Form 10-K for the fiscal year ended January 31, 2015.
10.45*^	Tax Services Reimbursement. Filed as Exhibit 10.45 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
14.1+	Staples Code of Conduct.
21.1+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1+	Principal Executive Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer-Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
*     A management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.
**      Pursuant to Item 601(b)(2) of Regulation S-K, the Company hereby agrees to supplementally furnish to the SEC upon request any omitted schedule to the Exhibit.
^     An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.
+     Filed herewith.
++     Furnished herewith.

D-3