Form 10-Q
period 2017-04-29
STAPLES INC
filed 2017-05-16
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  April 29, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 653,165,581 shares of common stock outstanding as of May 14, 2017.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
April 29, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data)
(Unaudited)

	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,290	$1,137
Receivables, net	1,342	1,337
Merchandise inventories, net	1,623	1,644
Prepaid expenses and other current assets	207	236
Current assets of discontinued operations	123	912
Total current assets	4,585	5,266

Property and equipment, net	1,071	1,121
Intangible assets, net of accumulated amortization	170	181
Goodwill	1,290	1,290
Other assets	394	401
Noncurrent assets of discontinued operations	—	12
Total assets	$7,510	$8,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655	$1,528
Accrued expenses and other current liabilities	933	974
Debt maturing within one year	521	519
Current liabilities of discontinued operations	85	636
Total current liabilities	3,194	3,657

Long-term debt	526	528
Other long-term obligations	422	390

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 954,406,770 and 653,165,581 at April 29, 2017 and 953,711,270 and 652,470,081 shares at January 28, 2017	1	1
Additional paid-in capital	5,079	5,067
Accumulated other comprehensive loss	(497)	(1,053)
Retained earnings	4,196	5,092
Less: Treasury stock at cost, 301,241,189 shares at April 29, 2017 and January 28, 2017	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	3,360	3,688
Noncontrolling interests	8	8
Total stockholders’ equity	3,368	3,696
Total liabilities and stockholders’ equity	$7,510	$8,271

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data)(Unaudited)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Sales	$4,149	$4,363
Cost of goods sold and occupancy costs	3,071	3,251
Gross profit	1,078	1,112
Operating expenses:
Selling, general and administrative	897	937
Impairment of long-lived assets	1	—
Restructuring charges	5	11
Amortization of intangibles	11	10
Total operating expenses	914	958

Loss on sale of businesses and assets, net	(1)	(32)

Operating income	163	122

Other income (expense):
Interest income	1	2
Interest expense	(10)	(42)
Other income, net	4	4
Income from continuing operations before income taxes	158	86
Income tax expense	53	26
Income from continuing operations	105	60
Discontinued operations:
Pretax loss of discontinued operations	(4)	(15)
Loss recognized on classification as held for sale	(5)	—
Loss on sale	(908)	—
Total pretax loss of discontinued operations	(917)	(15)
Income tax expense	3	4
Loss from discontinued operations, net of income taxes	(920)	(19)

Net (loss) income	$(815)	$41

Basic Earnings per share
Continuing operations	$0.16	$0.09
Discontinued operations	(1.41)	(0.03)
Consolidated operations	$(1.25)	$0.06
Diluted Earnings per share
Continuing operations	$0.16	$0.09
Discontinued operations	(1.40)	(0.03)
Consolidated operations	$(1.24)	$0.06

Dividends declared per common share	$0.12	$0.12

Comprehensive (loss) income	$(259)	$175

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions)
(Unaudited)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Operating Activities:
Net (loss) income	$(815)	$41
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	79	98
Amortization of intangibles	12	15
Loss on sale of businesses and assets, net	909	32
Interest and fees paid from restricted cash account, net	—	19
Impairment of long-lived assets	9	—
Stock-based compensation	11	17
Deferred income tax expense	4	6
Other	1	3
Changes in assets and liabilities:
Decrease in receivables	—	48
Decrease (increase) in merchandise inventories	2	(17)
(Increase) decrease in prepaid expenses and other assets	(10)	9
Increase in accounts payable	110	117
Decrease in accrued expenses and other liabilities	(50)	(121)
(Decrease) increase in other long-term obligations	(4)	9
Net cash provided by operating activities	258	276

Investing Activities:
Acquisition of property and equipment	(37)	(44)
Proceeds from the sale of property and equipment	16	—
Increase in restricted cash	—	(55)
Sale of businesses, net	6	—
Net cash used in investing activities	(15)	(99)

Financing Activities:
Proceeds from borrowings	3	—
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(5)	(5)
Cash dividends paid	(78)	(78)
Repurchase of common stock	—	(3)
Net cash used in financing activities	(80)	(86)
Effect of exchange rate changes on cash and cash equivalents	(10)	30
Net increase in cash and cash equivalents	153	121
Cash and cash equivalents at beginning of period	1,137	825
Cash and cash equivalents at the end of the period	$1,290	$946

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 weeks ended April 29, 2017 (also referred to as the “first quarter of 2017") and the period covering the 13 weeks ended April 30, 2016 (also referred to as the “first quarter of 2016”).

These financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.  In the opinion of management, these financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  For a more complete discussion of significant accounting policies and certain other information, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 ("Annual Report").

Beginning in the first quarter of 2017, the Company has presented its operations in Australia, New Zealand, Asia, and South America as discontinued operations in the Company’s condensed consolidated financial statements. Beginning in the fourth quarter of 2016, the Company presented its European operations as discontinued operations. See Note D - Discontinued Operations for further information.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

It the first quarter of 2017, the Company adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. This adoption of this provision is to be applied prospectively. The impact to the Company's results of operations related to this provision in the first quarter of 2017 was an increase in the provision for income taxes of $3 million. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of approximately $2 million as of January 28, 2017. The Company does not expect that the other provisions within the pronouncement will have a material impact on its financial statements.
It the first quarter of 2017, the Company adopted a pronouncement that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement stipulates that an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The amendments in this pronouncement are to be applied on a prospective basis. The Company does not expect this pronouncement will have a material impact on its financial statements.

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or using a modified retrospective approach that incorporates a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt using the modified retrospective approach. The Company continues to evaluate the potential effects of the standard on the Company's consolidated financial statements. The Company’s current analysis indicates that the most significant effect of the new standard relates to the Company's accounting for its Staples Rewards loyalty program. The Company currently accounts for this

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

loyalty program by accruing a liability equal to the incremental cost of fulfilling its obligations to program participants. Under the new standard, the Company will defer revenue at the time Rewards are earned using a relative fair value approach. However, the impact of the new standard on the Company's revenue recognition related to the Rewards program is not expected to be material to the Company's reported results of operations. The Company plans to provide updates later in 2017 related to the expected impact of adopting this standard.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements. Based on its preliminary assessment, upon adoption the Company expects to recognize significant right-to-use assets and corresponding lease liabilities on its balance sheet related to leased facilities.

Note C — Strategic Initiatives, Restructuring and Related Charges
Restructuring Initiatives Related to Staples 20/20 Strategic Plan
In May 2016 the Company announced a strategic plan ("20/20 Plan") under which it plans to:

•	accelerate mid-market growth

•	increase its focus on growth categories, including facilities supplies, breakroom supplies, furniture, technology solutions, and promotional products

•	preserve profitability and rationalize excess capacity in its North American Retail stores

•	drive profit improvement and cost reduction across the company

•	narrow its geographic focus to North America
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
In connection with the 20/20 Plan, in the first quarter of 2017 the Company recorded restructuring charges of $2 million primarily related to the closure of retail stores in the U.S. and exiting certain contractual vendor arrangements. These charges primarily relate to the North American Retail segment.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The table below shows a reconciliation of the beginning and ending liability balances related to continuing operations for each major type of cost associated with the 20/20 Plan (in millions):

	20/20 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 28, 2017	$20	$—	$—	$20
Charges	—	1	1	2
Cash payments	(7)	(1)	(1)	(9)
Accrued restructuring balance as of April 29, 2017	$13	$—	$—	$13
The $13 million accrued restructuring liability is recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheet at April 29, 2017. The Company expects that payments related to these liabilities will be substantially completed by the end of 2018.
2014 Restructuring Plan
In 2014 the Company announced a plan to close at least 225 retail stores in North America. Pursuant to this plan, the Company closed 290 stores from 2014 to 2016.
In addition, in 2014 the Company initiated a cost savings plan to generate annualized pre-tax savings of approximately $500 million by the end of fiscal 2015.  The Company reinvested some of the savings in its strategic initiatives.
The actions taken related to the $500 million cost savings plan, together with the actions taken related to the store closure Plan, are referred to as the "2014 Plan". This plan is substantially complete.
During the first quarter of 2017, the Company recorded restructuring charges of $3 million primarily related to ongoing expenses associated with closed retail stores. These charges relate to the North American Retail segment.
The table below shows a reconciliation of the beginning and ending liability balances related to continuing operations for each major type of cost associated with the 2014 Restructuring Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 28, 2017	$6	$48	$—	$54
Charges	—	—	3	3
Cash payments	(1)	(7)	(2)	(10)
Accrued restructuring balance as of April 29, 2017	$5	$41	$1	$47

In addition to the contractual obligations shown in the tables above, the Company also had related liabilities of $14 million and $12 million recorded on the consolidated balance sheet as of April 29, 2017 and January 28, 2017, respectively, which primarily represent amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.
For the restructuring liabilities associated with the 2014 Restructuring Plan, $19 million of contractual obligations are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of April 29, 2017. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the end of fiscal year 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2026.

During the first quarter of 2016, the Company recorded restructuring charges of $11 million primarily related to lease obligations for closed retail stores.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note D - Discontinued Operations

In 2016 the Company announced its Staples 20/20 strategic plan, under which the Company plans to focus on growth opportunities in North America. In connection with this plan, in the fourth quarter of 2016 the Company disposed of its retail business in the United Kingdom and entered into an agreement to sell a controlling interest in its remaining European operations. The Company closed on the sale of this controlling interest on February 27, 2017. Beginning in the fourth quarter of 2016, the Company presented its combined European operations as discontinued operations in the Company’s consolidated financial statements.

In the first quarter of 2017, in connection with the Staples 20/20 plan the Company completed the sale of its operations in Australia and New Zealand, and pursued the sale of the Company’s operations in Asia and South America. The Company expects to complete a sale of its Asian and South American operations within the next twelve months. The operations in Asia and South America are classified as held for sale at April 29, 2017.

Beginning in the first quarter of 2017, the Company has presented its operations in Australia, New Zealand, Asia, and South America as discontinued operations. These operations, together with the European operations, comprised the Company’s former International Operations segment.

Sale of controlling interest in European Operations

On February 27, 2017 Staples completed the sale of a controlling interest in its European operations to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). Per the terms of the share purchase agreement, Cerberus acquired 85% of the common shares and 100% of the preferred shares in the Company's subsidiary holding the European operations for total consideration of €50 million ($53 million). Staples has retained 15% of the common shares, which the Company accounts for using the cost method of accounting. The Company determined that the fair value of its retained interest is not material. The Company used a market Back-Solve approach utilizing an option pricing model to assess the fair value of its retained investment.

In accordance with the terms of the share purchase agreement ("SPA"), upon completion of the transaction Staples delivered the European operations with €166 million ($176 million) related to a preliminary estimate of the requisite unrestricted cash, which is equal to (i) €20 million, plus (ii) €146 million relating to indebtedness, underfunded pension liabilities, working capital, and certain other adjustments, plus an additional €6 million ($7 million) related to other obligations outlined in the SPA. The preliminary estimate of the unrestricted cash amount is subject to adjustment based on finalization of the completion accounts, which is to occur no later than 90 days following closing. The preliminary unrestricted cash amount may vary significantly from the actual amount calculated as of completion.

Per the terms of the SPA, the Company has indemnified the Buyer for any losses incurred related to income taxes relating to periods prior to closing, and for any losses incurred related to certain legal matters. At the time of closing, the Company recorded a liability of approximately $26 million related to the fair value of the indemnification obligations.

Following the closing, Staples is providing certain customary transitional services during a period of up to 36 months, and is partnering with the disposed operations on managing certain global customer accounts. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.

In the first quarter of 2017, the Company recorded a loss of $907 million related to the sale of this controlling interest. The loss includes $242 million related to the release of cumulative foreign currency translation losses and $290 million related to the write-off of deferred pension costs, both of which were recorded as components of accumulated other comprehensive loss.

Sale of operations in Australia and New Zealand

On March 10, 2017, Staples entered into a share purchase agreement pursuant to which Platinum Equity (“Platinum”) agreed to purchase 100% of the outstanding shares related to the Company’s operations in Australia and New Zealand. The transaction was completed on April 28, 2017 (Eastern Daylight Time). The purchase consideration provides the divested business with the right to use the Corporate Express trade name in Australia and New Zealand.   Following a transition period, the divested operations will cease using the Staples trade name.

The purchase price was 200 million Australian dollars, subject to adjustment based on finalization of net working capital and net cash (“the Completion Accounts”). At the time of closing, the Company received cash proceeds of 205 million Australian dollars ($156 million), and recorded a receivable of 16 million Australian dollars ($12 million) representing the preliminary estimated amount of additional proceeds the Company expects to receive upon finalization of the Completion Accounts. Based

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

on these preliminary proceeds, the Company recorded a loss on sale of $1 million in the first quarter of 2017. The loss reflects, in part, the release of $40 million of cumulative foreign currency translation losses that were recorded in accumulated other comprehensive loss. Per the terms of the SPA, Staples has 90 days from the date of closing to finalize the Completion Accounts, and Platinum has up to 150 days following closing to provide notice of any dispute related to preparation of the Completion Accounts.

Following the closing, Staples is providing certain customary transitional services during a period of up to 18 months, and is partnering with the disposed operations on managing certain global customer accounts. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.

Financial statement information

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at April 29, 2017 and January 28, 2017. The balances at April 29, 2017 include only Asia and South America, as the Company’s operations in Europe, Australia and New Zealand had been disposed of prior to that date.

	April 29, 2017	January 28, 2017
Receivables, net	$77	$495
Merchandise inventories	30	281
Property, plant and equipment	12	252
Intangible assets	—	29
Other assets	9	98
Loss recognized on classification as held for sale	(5)	(231)
Assets of discontinued operations	123	924

Accounts payable	70	352
Accrued expenses and other current liabilities	10	194
Other liabilities	5	90
Liabilities of discontinued operations	$85	$636

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table provides the major classes of line items constituting the results of the discontinued operations during the first quarter of 2017 and the first quarter of 2016. The results of operations during the first quarter of 2017 include the results of the European operations through February 27, 2017.

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
Sales	$356	$738
Cost of goods sold and occupancy costs	280	565
Gross profit	76	173

Operating expenses:
Selling, general and administrative	74	183
Impairment of long-lived assets	4	—
Amortization of intangibles	1	5
Total operating expenses	79	188

Operating loss	(3)	(15)

Interest and other, net	(1)	—

Pretax operating loss of discontinued operations	(4)	(15)
Loss recognized on classification as held for sale	(5)	—
Loss on sale of discontinued operations	(908)	—
Total pretax loss of discontinued operations	(917)	(15)
Income tax expense	3	4
Loss of discontinued operations	$(920)	$(19)

The following table summarizes depreciation and capital expenditures for the discontinued operations for the first quarter of 2017 and the first quarter of 2016.

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
Depreciation	$2	$15
Acquisition of property & equipment	8	10

Note E — Sale of Businesses and Assets

In the first quarter of 2017, the Company sold a controlling interest in its European operations and 100% of the shares related to its operations in Australia and New Zealand. See Note D - Discontinued Operations for additional information related to these divestitures.

Also in the first quarter of 2017, the Company sold an administrative building in Broomfield, CO for a net $16 million, and recognized a loss on sale of $1 million.

In April 2016, Staples entered into an agreement to sell substantially all of the assets and transfer certain liabilities related to Staples Printing Solutions, its commercial printing solutions business, for cash consideration of $85 million. The transaction closed on July 5, 2016. As a result of entering into this agreement, in the first quarter of 2016 the Company recognized charges

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

of $19 million and $13 million related to impairment of goodwill and long-lived assets, respectively. The charges were included in (Loss) gain related to sale of businesses and assets, net in the condensed consolidated statement of comprehensive income.

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

At April 29, 2017, the Company had derivative assets with an aggregate fair value of $4 million recorded in Prepaid expenses and other current assets in the consolidated balance sheet. The fair values are classified as Level 2 measurements, and are based on quotes received from third-party banks. The fair values represent the estimated amount the Company would receive to terminate the agreements. See Note G — Derivative Instruments and Hedging Activities for more information on these derivative assets.

From time to time the Company has investments in money market funds that are measured and recorded in the financial statements at fair value. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of January 28, 2017, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet was $111 million. There were no money market investments as of April 29, 2017.

There are no other material assets or liabilities measured at fair value.

The following table shows the difference between the financial statement carrying value and fair value of the Company's publicly traded debt obligations as of April 29, 2017 and January 28, 2017 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	April 29, 2017		January 28, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$499	$502	$499	$503
January 2023 Notes	497	504	497	509

Note G — Derivative Instruments and Hedging Activities
From time to time, Staples uses derivative instruments to hedge certain financial exposures. The Company does not use derivatives for speculative purposes. The derivatives qualify for hedge accounting treatment if they are highly effective in offsetting the underlying exposures. All derivatives are recorded at fair value and the changes in fair value are immediately included in earnings if the derivatives do not qualify as effective hedges, or if a derivative has not been designated as a hedge for accounting purposes. The Company formally documents all hedging relationships for all derivatives, non-derivative hedges and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. There are no amounts excluded from the assessment of hedge effectiveness.
In the first quarter of 2017, the Company entered into foreign currency forwards with aggregate notional amounts of 170 million Canadian dollars that were designated as foreign currency hedges on Staples’ net investment in Canadian dollar denominated subsidiaries. In the first quarter of 2017 the Company recognized a net unrealized gain of $3 million related to these forward agreements. The gain was recorded as a foreign currency translation gain within other comprehensive income. No amounts were included in the consolidated statements of income related to ineffectiveness associated with these net investment hedges. These forward agreements are expected to be fully settled by September 2017.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In the first quarter of 2017, the Company entered into foreign currency forwards with aggregate notional amounts of 70 million Australian dollars that were not designated as hedges for accounting purposes. In the first quarter of 2017 the Company recognized a net unrealized gain of $1 million related to these forward agreements. The gain is included in Pretax loss of discontinued operations in the consolidated statements of income. These forward agreements were settled in early May 2017.

Note H — Termination of Merger Agreement with Office Depot

On May 16, 2016, Staples and Office Depot terminated their previously announced merger agreement. In the first quarter of 2016, the Company incurred expenses of $24 million in connection with the proposed transaction, primarily related to professional services associated with seeking regulatory clearances. Of this amount, $21 million is included in selling, general and administrative expense and $3 million is included in discontinued operations in the condensed consolidated statement of comprehensive income for the first quarter of 2016. Also in the first quarter of 2016, the Company accrued $32 million of interest expense related to the transaction financing arrangements, and earned $1 million of interest income on loan proceeds being held in escrow.

During the first quarter of 2016 the Company made cash payments totaling $55 million into escrow accounts, representing deposits for interest and fees related to the transaction financing arrangements. This amount is included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for the first quarter of 2016. During the first quarter of 2016, $20 million of interest was paid directly from the escrow accounts to the lenders. Because these payments were made directly from escrow, they are considered non-cash operating activities that are not reflected in the condensed consolidated statements of cash flows. The Company also made cash payments of $69 million directly to the lenders during the first quarter of 2016, related to commitment fees incurred in 2015. This amount is reflected in the Operating activities section of the condensed consolidated statement of cash flows for the first quarter of 2016.

Note I — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in accumulated other comprehensive loss ("AOCL") for the first quarter of 2017 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 28, 2017	$(761)	$(292)	$(1,053)
Foreign currency translation adjustment	(16)	—	(16)
Reclassification adjustments:
Divestiture of businesses (net of taxes of $12)	282	290	572
Balance at April 29, 2017	$(495)	$(2)	$(497)

See Note D - Discontinued Operations for information related to the changes in AOCL that relate to the divestiture of businesses.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note J — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the first quarter of 2017 and 2016 is as follows (in millions, except per share data):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Numerator:
Income from continuing operations	$105	$60
Loss from discontinued operations	(920)	(19)
Net (loss) income	$(815)	$41

Denominator:
Weighted-average common shares outstanding	653	646
Effect of dilutive securities:
Restricted shares (including performance-based awards)	4	3
Weighted-average common shares outstanding assuming dilution	657	649

Basic Earnings per share
Continuing operations	$0.16	$0.09
Discontinued operations	(1.41)	(0.03)
Consolidated operations	$(1.25)	$0.06

Diluted Earnings Per Share:
Continuing operations	$0.16	$0.09
Discontinued operations	(1.40)	(0.03)
Consolidated operations	$(1.24)	$0.06

For the first quarter of 2017 and 2016, approximately 15 million and 20 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Segment Reporting

Staples has two reportable segments: North American Delivery and North American Retail.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the first quarter of 2017 and 2016 (in millions):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
	Sales
North American Delivery	$2,635	$2,712
North American Retail	1,514	1,651
Total sales	$4,149	$4,363

	Business Unit Income
North American Delivery	$137	$159
North American Retail	53	49
Business unit income	190	208
Unallocated expense, net (1)	(19)	(22)
Impairment of long-lived assets	(1)	—
Loss related to sale of businesses and assets, net	(1)	(32)
Restructuring charges and costs related to strategic plans	(6)	(11)
Interest and other expense, net	(5)	(36)
Merger-related costs	—	(21)
Income from continuing operations before income taxes	$158	$86

(1) Unallocated expense includes stock-based compensation, income or loss associated with the Company's supplemental executive retirement plan, and certain expenses that were previously allocated to the Company's international businesses.

Note L — Commitments and Contingencies

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves.  The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of April 29, 2017 would have a material adverse effect on its business, results of operations, financial condition or cash flows. For information related to specific contingent losses, see Note I in the Notes to the Consolidated Financial Statements in the Company's 2016 Annual Report on Form 10-K.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, our ability to meet the changing needs of our customers; our ability to successfully transform our business; industry, operating and competitive pressures and macroeconomic conditions, including their impact on prices and demand for our products and services, our financial condition and our results of operations; compromises of our information security; our ability to retain qualified employees; risks related to international operations and fluctuations in foreign exchange rates; changes in our effective tax rate; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; and factors referenced under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our results for the first quarter of 2017, as compared to the results for the first quarter of 2016, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $4.1 billion in sales, a decrease of 4.9%;

•	North American Delivery sales decreased 2.8% and business unit income rate decreased to 5.2% from 5.8%;

•	North American Retail sales decreased 8.2% and business unit income rate increased to 3.5% from 3.0%;

•	Income from continuing operations for the first quarter of 2017 was $105 million compared with $60 million for the first quarter of 2016;

•	Income from continuing operations for the first quarter of 2017 includes after-tax charges of $8 million primarily related to restructuring and related initiatives;

•	Non-GAAP income from continuing operations was $113 million for the first quarter of 2017 and $121 million for the first quarter of 2016; and

•
Earnings per diluted share from continuing operations was $0.16 in the first quarter of 2017 compared to $0.09 in the first quarter of 2016. Non-GAAP earnings per diluted share from continuing operations was $0.17 in the first quarter of 2017 compared with $0.19 for the first quarter of 2016.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Discontinued operations

A key element of our Staples 20/20 strategic plan is to focus on our North American operations. In connection with this plan, in the first quarter of 2017 we completed the sale of a controlling interest in our European operations and sold 100% of the shares related to our operations in Australia and New Zealand. Also in the first quarter of 2017, we pursued the sale of our operations in Asia and South America, and expect to complete a sale of these businesses within the next twelve months. We presented our European operations as discontinued operations beginning in the fourth quarter of the 2016, and beginning with the first quarter of 2017 we have presented our remaining operations outside of North America as discontinued operations. See Note D - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

Outlook

For the second quarter of 2017, we expect to achieve fully diluted non-GAAP earnings per share from continuing operations in the range of $0.10 to $0.13.  Our earnings guidance excludes potential charges related to our strategic plans, including restructuring and related initiatives.  For the full year 2017, we expect to generate at least $500 million of free cash flow.  We provide earnings and cash flow guidance on a non-GAAP basis only as we cannot predict certain elements which are included in reported GAAP results, as discussed below under "Non-GAAP Measures."

Our guidance reflects the following material trends, events, uncertainties and strategic actions:

•
We plan to accelerate growth in Staples Business Advantage, our North American contract business. We’re increasing our focus on several growth categories, including facilities supplies, breakroom supplies, furniture, technology solutions, and promotional products, or what we now refer to as “Pro Categories”. Our new Staples 20/20 strategic plan is to accelerate “Pro Category” growth with business customers of all sizes. While these categories aren’t brand new for us, we’re approaching them with a greater level of investment and a greater level of focus than ever before.

•
At the same time we are focused on maximizing profitability and reducing risk in our underperforming North American Retail segment. Our guidance assumes that we will close approximately 70 retail stores in North America in 2017. We will evaluate our remaining store portfolio on an ongoing basis as performance and market conditions change.

•
We plan to reduce end-to-end product costs, continue to evolve our promotional strategies, increase our mix of Staples Brand products, drive savings in our supply chain, eliminate fixed costs in our retail stores, and generate additional efficiency savings across the entire organization, which we expect will approximate $300 million of annualized pre-tax cost savings by the end of 2018.

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

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below for the first quarter of 2017 and first quarter of 2016 (amounts in millions, except per share data):

	13 Weeks Ended
	April 29, 2017
	GAAP	Adjustments [1]	Non-GAAP
Operating income	$163	$8	$171
Interest and other expense, net	5	—	5
Income from continuing operations before income taxes	158		166

Income tax expense	53		53
Adjustments [2]	—		—
Adjusted income tax expense	53		53

Income from continuing operations	$105		$113

Effective tax rate	33.6%		32.0%

Income from continuing operations per common share:
Diluted earnings per common share	$0.16		$0.17

1.
Includes $5 million of restructuring costs, $1 million of impairment charges, $1 million loss on the sale of property and equipment, and $1 million included in Selling, general and administrative expenses that relates to our strategic initiatives.

2.
Includes $3 million of non-cash income tax expense related to the impact of tax deficiencies associated with share-based payment awards, and which relates to the adoption of a new accounting pronouncement that was not applied retrospectively. This expense was offset by $3 million of income tax benefit associated with the adjustments referred to in footnote 1.

	13 Weeks Ended
	April 30, 2016
	GAAP	Loss on sale of businesses and assets, net	Costs related to restructuring and strategic plans	Merger-related costs	Non-GAAP
Operating income	$122	$32	$11	$21	$186
Interest and other expense, net	36			(31)	5
Income from continuing operations before income taxes	86				181

Income tax expense	26				26
Adjustments	—				34
Adjusted income tax expense	26				60

Income from continuing operations	$60				$121

Effective tax rate	30.0%				33.1%

Income from continuing operations per common share:
Diluted earnings per common share	$0.09				$0.19

Consolidated Performance

First Quarter of 2017 Compared to the First Quarter of 2016

Sales:  Sales for the first quarter of 2017 were $4.1 billion, a $214 million or 4.9% decrease from the first quarter of 2016.  The sales decline was primarily driven by a 6% decrease in comparable store sales in North American Retail, the sale of our Staples Print Solutions business in the second quarter of 2016, and an approximate 1% negative impact associated with store closures. Declines in technology products, office supplies and ink and toner were partly offset by growth in facilities supplies and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 26.0% for the first quarter of 2017 compared to 25.5% for the first quarter of 2016, an increase of 49 basis points. The increase was primarily due to improved product margin rates, partially offset by supply chain investments in North American Delivery and the unfavorable impact of lower sales on fixed expenses in North American Retail.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $40 million or 4.3% from the first quarter of 2016 to the first quarter of 2017. The decrease resulted from ongoing expense management and expenses incurred in the prior year quarter associated with our proposed merger with Office Depot. These decreases were partly offset by the impact of investments to accelerate growth in North American Delivery and the negative impact of lower sales on fixed expenses in North American Retail. As a percentage of sales, selling, general and administrative expenses were 21.6% in the first quarter of 2017 compared with 21.5% in the first quarter of 2016.

Restructuring Charges: See Note C - Strategic Initiatives, Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements for information related to the restructuring charges in the first quarters of 2017 and 2016.

Loss on Sale of Businesses and Assets, net: See Note E - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to losses related to the sale of businesses and other assets in the first quarters of 2017 and 2016.

Interest Expense: Interest expense decreased to $10 million for the first quarter of 2017 from $42 million for the first quarter of 2016.  Interest expense for the first quarter of 2016 reflected interest and fees of $32 million related to financing arrangements associated with our proposed acquisition of Office Depot.

Other Income (Expense), Net: Other income (expense), net was income of $4 million for the first quarter of 2017, flat compared to income of $4 million for the first quarter of 2016. The income in each period primarily related to investment income associated with our supplemental executive retirement plan.

Income Taxes:  Our effective tax rate was 33.6% in the first quarter of 2017 compared with 30.0% in the first quarter of 2016. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 32.0% in the first quarter of 2017 and 33.1% the first quarter of 2016. The decrease in our non-GAAP effective tax rate in the first quarter of 2017 compared with the prior year quarter is primarily due to changes in the geographic mix of earnings.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The difference between the federal statutory tax rate and our effective tax rate is driven primarily by the foreign rate differential in our entities in Canada.

Segment Performance

We have two reportable segments: North American Delivery and North American Retail. See a reconciliation of total business unit income to income before income taxes in Note K - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

First Quarter of 2017 Compared to the First Quarter of 2016

The following tables provide a summary of our sales and business unit income by reportable segment for the first quarter of 2017 and 2016:

	(Amounts in millions) 13 Weeks Ended		April 29, 2017	April 30, 2016
			(Decrease)Increase From Prior Year	(Decrease) Increase From Prior Year
	April 29, 2017	April 30, 2016
Sales:
North American Delivery	$2,635	$2,712	(2.8)%	0.3%
North American Retail	1,514	1,651	(8.2)%	(7.0)%
Total segment sales	$4,149	$4,363	(4.9)%	(2.6)%

	(Amounts in millions) 13 Weeks Ended		April 29, 2017	April 30, 2016
	April 29, 2017	April 30, 2016	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$137	$159	5.2%	5.8%
North American Retail	53	49	3.5%	3.0%
Business unit income	$190	$208	4.6%	4.8%

North American Delivery:  Sales decreased by $77 million or 2.8% for the first quarter of 2017.  The decline was primarily due to the sale of our Staples Print Solutions business in the second quarter of 2016, partially offset by increased sales from our acquisition of Capital Office Products in the third quarter of 2016. Declines in office supplies and ink and toner were partially offset by growth in facilities supplies, food and breakroom supplies and technology solutions.

Business unit income as a percentage of sales decreased to 5.2% for the first quarter of 2017 from 5.8% for the first quarter of 2016. The decrease was primarily driven by investments to accelerate growth, in areas such as sales force, supply chain and marketing, partially offset by increased gross margin rate.

North American Retail: Sales decreased by $137 million or 8.2% for the first quarter of 2017. The decrease was driven by a 6% decline in comparable store sales resulting from lower customer traffic and an approximate 2% unfavorable impact from store closures. Declines were also due to decreased sales of technology products, office supplies and ink and toner.

Business unit income as a percentage of sales increased to 3.5% for the first quarter of 2017 from 3.0% for the first quarter of 2016. The increase was driven by improved gross margin rate partially offset by an unfavorable impact of lower sales on fixed expenses.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements. A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for our fiscal year ended January 28, 2017 ("Annual Report"). There have been no material changes to our critical accounting policies as disclosed in that report.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $258 million for the first quarter of 2017 compared to $276 million for the first quarter of 2016, a decrease of $18 million.  The decrease is primarily due to lower net income adjusted for non-cash and non-operating items.

Cash used in investing activities was $15 million for the first quarter of 2017 compared to $99 million for the first quarter of 2016.  In the first quarter of 2017, we received net cash proceeds of $6 million related to the divestitures of our operations in Europe, Australia and New Zealand. Also in the first quarter of 2017, we sold an administrative building for net proceeds of $16 million. In the first quarter of 2016, we transferred $55 million of cash into an escrow account, representing deposits for interest and fees associated with financing for our proposed acquisition of Office Depot. See Note H - Termination of Merger Agreement with Office Depot in the Notes to the Condensed Consolidated Financial Statements for more information. Capital expenditures during the first quarter of 2017 declined by $7 million compared with the first quarter of 2016. For the full year 2017 we expect a moderate increase in capital expenditures compared with 2016.

Cash used in financing activities was $80 million for the first quarter of 2017 compared to $86 million for the first quarter of 2016, a decrease of $6 million. We paid quarterly cash dividends of $0.12 per share in both the first quarter of 2017 and 2016, for an aggregate payment of $78 million in each quarter.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our initiatives, we use cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At April 29, 2017, we had approximately $2.4 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $1.3 billion of cash and cash equivalents.

Of the $1.3 billion in cash and cash equivalents, approximately $350 million is held at entities located in jurisdictions outside the United States and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. Certain of our foreign subsidiaries were able to remit cash to the United States in the first quarter of 2017 without a tax cost, and additional remittances without a tax cost are expected during the remainder of 2017.  We currently intend to use most of any remaining cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Our available credit includes $1 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. Our borrowing capacity may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. We also have a commercial paper program that allows us to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which our $1 billion revolving credit facility serves as a back-up. Borrowings outstanding under our commercial paper program reduce the borrowing capacity available under our revolving credit facility by a commensurate amount. We did not borrow under either our revolving credit facility or our commercial paper program during the first quarter of 2017. See Note G - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for more information on our revolving credit facility and commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $61 million. At April 29, 2017, we had outstanding borrowings and letters of credit of $3 million, leaving $58 million of available credit at that date.

During the first quarter of 2017, we entered into $4 million of capital lease obligations.

A summary, as of April 29, 2017, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	April 29, 2017
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$499
January 2023 Notes	—	497
Revolving credit facility	1,000	—
Other lines of credit	61	3
Capital lease obligations and other notes payable	—	51
Total	1,061	1,050
Less: Discontinued operations	(54)	(3)
Continuing operations	$1,007	$1,047

At April 29, 2017, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our 2016 Annual Report on Form 10-K.

We do not have any off-balance sheet financing arrangements as of April 29, 2017, nor did we utilize any during the first quarter of 2017.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

Uses of Capital

We did not repurchase any shares in the first quarter of 2017. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities.
We consider many types of acquisitions for their strategic and other benefits. We plan to focus on acquisitions of contract stationers, business-to-business service providers and companies specializing in categories beyond office supplies.
We are committed to maintaining our current quarterly dividend of $0.12 per share. We paid quarterly dividends of $0.12 during the first quarter of 2017, and we expect the total value of quarterly cash dividend payments for fiscal 2017 to be $0.48 per share. While it is our intention to continue to pay quarterly cash dividends for 2017 and beyond, any decision to pay future cash dividends will be made by our Board of Directors and will depend upon our earnings, financial condition and other factors.
We expect a moderate increase in capital spending in 2017 compared to 2016 in part due to spending for certain projects deferred from 2016 to 2017, and in part due to investments to support our Staples 20/20 strategy. We expect that operating cash flows will be the primary source of funds for our capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At April 29, 2017, there have been no material changes to the interest rate and foreign exchange risk information disclosed in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of April 29, 2017, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means a company’s controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and that judgment must be applied in the evaluation of the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of April 29, 2017, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at that date, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Form 10-K”).

As disclosed in Part II. Item 9A. Controls and Procedures in our Form 10-K, during the fourth quarter of fiscal 2016, we identified material weaknesses in internal control over financial reporting related to the operation of information technology (“IT”) general controls in the areas of access security, program change management and computer operations (“IT General Controls”) in certain business units in North America and a business unit in the United Kingdom.

     Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan with respect to the material weaknesses affecting IT General Controls as described within Part II. Item 9A. Controls and Procedures in our Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management is continuing to implement the remediation plan disclosed in Part II. Item 9A. Controls and Procedures in our Form 10-K to correct the control deficiencies contributing to the material weakness such that these controls will operate effectively.

The component of the Company’s business associated with the material weakness in the United Kingdom was included in the sale of the Company’s controlling interests in its remaining European operations in February 2017.

Management believes that the planned remediation efforts will effectively remediate the material weaknesses. The material weaknesses in our internal control over financial reporting will not be considered remediated until (a) the new controls are fully implemented and existing controls are reinforced, (b) the controls are in operation for a sufficient period of time and (c) these controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

Item 1A. Risk Factors

The risks described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during the first quarter of 2017. The remaining authorization under our existing share repurchase program is $373 million. We plan to balance our allocation of capital for open-market share repurchases with allocations for merger and acquisition opportunities.

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

STAPLES, INC.

Date:	May 16, 2017	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*^	Amended and Restated Executive Officer Incentive Plan. Filed as Appendix A to the Company's definitive proxy statement filed on April 20, 2017.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.

^	An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+	Filed herewith.

+ +	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.