Form 10-Q
period 2017-07-29
STAPLES INC
filed 2017-08-24
CIK 791519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  July 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 656,713,321 shares of common stock outstanding as of August 22, 2017.

STAPLES, INC. AND SUBSIDIARIES
FORM 10-Q
July 29, 2017

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Millions, Except Share Data) (Unaudited)

	July 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,199	$1,137
Receivables, net	1,342	1,337
Merchandise inventories, net	1,870	1,644
Prepaid expenses and other current assets	189	236
Current assets of discontinued operations	154	912
Total current assets	4,754	5,266

Property and equipment, net	1,057	1,121
Intangible assets, net of accumulated amortization	163	181
Goodwill	1,294	1,290
Other assets	398	401
Noncurrent assets of discontinued operations	—	12
Total assets	$7,666	$8,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,732	$1,528
Accrued expenses and other current liabilities	941	974
Debt maturing within one year	524	519
Current liabilities of discontinued operations	119	636
Total current liabilities	3,316	3,657

Long-term debt	524	528
Other long-term obligations	431	390

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.0006 par value, 2,100,000,000 shares authorized; issued and outstanding 957,954,510 and 656,713,321 at July 29, 2017 and 953,711,270 and 652,470,081 shares at January 28, 2017	1	1
Additional paid-in capital	5,102	5,067
Accumulated other comprehensive loss	(471)	(1,053)
Retained earnings	4,174	5,092
Less: Treasury stock at cost, 301,241,189 shares at July 29, 2017 and January 28, 2017	(5,419)	(5,419)
Total Staples, Inc. stockholders’ equity	3,387	3,688
Noncontrolling interests	8	8
Total stockholders’ equity	3,395	3,696
Total liabilities and stockholders’ equity	$7,666	$8,271

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Dollar Amounts in Millions, Except Per Share Data) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales	$3,905	$4,032	$8,055	$8,394
Cost of goods sold and occupancy costs	2,908	3,007	5,979	6,257
Gross profit	997	1,025	2,076	2,137
Operating expenses:
Selling, general and administrative	881	900	1,779	1,836
Merger termination fee	—	250	—	250
Impairment of long-lived assets	1	15	3	15
Restructuring charges	2	1	6	12
Amortization of intangibles	11	10	21	20
Total operating expenses	895	1,176	1,809	2,133

Gain (loss) on sale of businesses and assets, net	4	(16)	3	(49)

Operating income (loss)	106	(167)	270	(45)

Other income (expense):
Interest income	2	1	3	3
Interest expense	(10)	(18)	(21)	(60)
Loss on early extinguishment of debt	—	(26)	—	(26)
Other income, net	4	5	8	8
Income (loss) from continuing operations before income taxes	102	(205)	260	(120)
Income tax expense (benefit)	39	(98)	92	(73)
Income (loss) from continuing operations	63	(107)	168	(47)
Discontinued operations:
Pretax loss of discontinued operations	(8)	(658)	(12)	(674)
Loss recognized on classification as held for sale	—	—	(5)	—
Loss on sale	—	—	(908)	—
Total pretax loss of discontinued operations	(8)	(658)	(925)	(674)
Income tax expense	—	1	3	4
Loss from discontinued operations, net of income taxes	(8)	(659)	(928)	(678)

Net income (loss)	$55	$(766)	$(760)	$(725)

Basic Earnings per share
Continuing operations	$0.10	$(0.17)	$0.26	$(0.07)
Discontinued operations	(0.02)	(1.01)	(1.42)	(1.05)
Consolidated operations	$0.08	$(1.18)	$(1.16)	$(1.12)
Diluted Earnings per share
Continuing operations	$0.10	$(0.17)	$0.26	$(0.07)
Discontinued operations	(0.02)	(1.01)	(1.41)	(1.05)
Consolidated operations	$0.08	$(1.18)	$(1.15)	$(1.12)

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Comprehensive income (loss)	$81	$(852)	$(178)	$(677)
See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollar Amounts in Millions) (Unaudited)

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Operating Activities:
Net loss	$(760)	$(725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	155	193
Amortization of intangibles	21	30
Loss on sale of businesses and assets, net	904	49
Interest and fees paid from restricted cash account, net	—	66
Impairment of goodwill and long-lived assets	11	660
Stock-based compensation	24	33
Deferred income tax expense	14	18
Other	7	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(17)	57
Increase in merchandise inventories	(215)	(196)
Increase in prepaid expenses and other assets	—	(132)
Increase in accounts payable	194	155
Decrease in accrued expenses and other liabilities	(63)	(218)
Increase (decrease) in other long-term obligations	4	(5)
Net cash provided by (used in) operating activities	279	(11)

Investing Activities:
Acquisition of property and equipment	(89)	(102)
Proceeds from the sale of property and equipment	23	—
Sale of businesses, net	6	83
Increase in restricted cash	—	(66)
Acquisition of businesses, net of cash acquired	(7)	—
Net cash used in investing activities	(67)	(85)

Financing Activities:
Proceeds from the sale of stock under employee stock purchase plans	13	16
Proceeds from borrowings	7	182
Payments on borrowings, including payment of deferred financing fees and capital lease obligations	(8)	(190)
Proceeds from issuance of commercial paper, net of repayments	—	188
Cash dividends paid	(157)	(155)
Repurchase of common stock	(3)	(12)
Net cash (used in) provided by financing activities	(148)	29
Effect of exchange rate changes on cash and cash equivalents	(2)	17
Net increase (decrease) in cash and cash equivalents	62	(50)
Cash and cash equivalents at beginning of period	1,137	825
Cash and cash equivalents at the end of the period	$1,199	$775

See notes to condensed consolidated financial statements.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements include the accounts of Staples, Inc. and its subsidiaries (“Staples” or “the Company”). All intercompany accounts and transactions have been eliminated in consolidation.  These financial statements are for the period covering the 13 and 26 weeks ended July 29, 2017 (also referred to as the “second quarter of 2017" and "first half of 2017") and the period covering the 13 and 26 weeks ended July 30, 2016 (also referred to as the “second quarter of 2016” and "first half of 2016").

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

Beginning in the first quarter of 2017, the Company has presented its operations in Australia, New Zealand, Asia, and South America as discontinued operations in the Company’s condensed consolidated financial statements. Beginning in the fourth quarter of 2016, the Company presented its European operations as discontinued operations. See Note F - Discontinued Operations for further information.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Our business is somewhat seasonal, with sales and profitability historically higher during the second half of our fiscal year due to the back-to-school, holiday and January back-to-business seasons.

Note B — Recent Accounting Pronouncements

In the first quarter of 2017, the Company adopted a pronouncement that aims to simplify several aspects of accounting and reporting for share-based payment transactions. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. This adoption of this provision is to be applied prospectively. The impact to the Company's results of operations related to this provision in the second quarter and first half of 2017 was an increase in the provision for income taxes of $5 million and $8 million, respectively. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, and therefore the impact is difficult to predict. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of approximately $2 million as of January 28, 2017. The Company does not expect that the other provisions within the pronouncement will have a material impact on its financial statements.
In the first quarter of 2017, the Company adopted a pronouncement that aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This pronouncement stipulates that an entity should perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized not exceeding the total amount of goodwill allocated to that reporting unit. The amendments in this pronouncement are to be applied on a prospective basis. The Company does not expect this pronouncement will have a material impact on its financial statements.

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. Staples intends to adopt the new guidance in the first quarter of fiscal 2018. The new standard is to be applied either retrospectively to each period presented or using a modified retrospective approach that incorporates a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt the pronouncement using the modified retrospective approach, which will be applied to all contracts except those which have been

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

completed at the time of adoption. The Company’s current analysis indicates that the most significant effects of the new standard include:

•
For certain arrangements the Company may change from being considered the principal party in the transaction to being considered an agent, in which case it would recognize revenue on a net rather than gross basis.

•
For certain arrangements the timing of revenue recognition may change, including arrangements for which the Company may shift from point in time to overtime revenue recognition. Examples of arrangements where such changes may occur include the sale of promotional products and furniture installation projects.

•
The Company currently accounts for its Rewards loyalty program by accruing a liability equal to the incremental cost of fulfilling its obligations to program participants. Under the new standard, the Company will defer revenue at the time Rewards are earned using a relative fair value approach.

The Company continues to assess the impact of adopting this new pronouncement, including quantifying the impact of the changes identified to date. Additional areas of change may be identified prior to the date of adoption.

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

Note C - Acquisition by Funds Managed by Sycamore Partners
On June 28, 2017, Staples entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arch Parent Inc., a Delaware corporation (the “Parent”), and Arch Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Parent (the “Merger Sub”).  The Parent and the Merger Sub are beneficially owned by funds managed by Sycamore Partners Management, L.P. (collectively, the “Sponsor”).  The Merger Agreement provides, subject to its terms and conditions, for the acquisition of Staples by the Parent at a price of $10.25 per share of the Company’s common stock, in cash, through the merger of the Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent.

Completion of the Merger is subject to the Company obtaining stockholder approval and other customary closing conditions. The Company will hold a stockholders meeting on September 6, 2017 to submit the Merger Agreement to its stockholders for their consideration. On July 26, 2017, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with respect to the pending Merger. The termination of the waiting period satisfies one of the conditions to the closing, which remains subject to other customary closing conditions.

The Merger Agreement provides that equity awards which do not automatically vest on or before the closing date will automatically be canceled and converted into the contingent right to receive an amount in cash equal to $10.25 per underlying share (determined assuming target performance in the case of performance share awards) on the earlier of (i) the date on which the original vesting conditions applicable to the award (taking into account any accelerated vesting provisions to which the award is subject) are satisfied or (ii) 180 days following the closing date, subject, in each case, to the grantee’s continuous service to the Company as an employee or consultant through the applicable vesting date; provided that, with respect to performance share awards held by current employees (determined as of immediately prior to the effective time), payment will be made no later than March 15 of the calendar year following the calendar year in which the closing occurs. In addition, with respect to performance share awards held by former employees, payments will be made promptly following the closing date (with the number of shares underlying the award pro-rated in accordance with the applicable award agreement), and with respect to restricted stock units that were granted in July 2017, payments will be made on the earlier of (i) the date on which the original vesting conditions applicable to the award (taking into account any accelerated vesting provisions to which the award is subject) are satisfied and (ii) the date that is the last day of the tenth month following the closing date.  Because the current exercise price per share of each outstanding

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Company stock option is equal to or greater than the $10.25 per share Merger consideration, all Company stock options will be canceled, without payment of any consideration therefor, and will have no further force or effect. The Company currently estimates a total of $113 million of consideration will be paid for approximately 11 million shares underlying equity awards.  See Note K - Equity Based Employee Benefit Plans for more information.

The Merger Agreement includes customary termination provisions. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $171 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal) or reimburse certain Parent expenses up to $15 million. The Merger Agreement also provides that the Parent will be required to pay the Company a termination fee of $343 million or reimburse certain Company expenses under certain specified circumstances set forth in the Merger Agreement. The Sponsor and certain co-investors have provided Staples with a limited guarantee in favor of the Company guaranteeing Parent’s obligations to pay the reverse termination fee and certain other reimbursement obligations of the Parent and the Merger Sub pursuant to the Merger Agreement.

In connection with the pending transaction, the Company has agreed to suspend the payment of its regular quarterly dividend. Also in connection with the pending transaction, the Company has suspended its employee stock purchase plan effective July 1, 2017, and plans to terminate the plan immediately prior to the effective time of the Merger.

In the second quarter of 2017, in connection with the Merger the Company incurred expenses of approximately $10 million related to professional fees.

Transaction financing

     The Parent expects to fund the purchase price through a combination of equity and debt financing. The Parent has obtained commitments for $6 billion of debt financing consisting of a combination of a senior secured first lien term loan facility, asset-based revolving credit facilities, and a senior unsecured bridge facility. The proceeds of the debt financing are expected to be used to finance, in part, the Merger, repay existing indebtedness, pay related fees and expenses, and for ongoing working capital requirements, capital expenditures and other general corporate purposes. The debt financing is conditioned upon consummation of the Merger, as well as other customary conditions. The asset-based revolving credit facilities would replace the Company's existing $1.0 billion revolving credit facility. The Company's existing revolving credit facility will remain in place if the transaction is not completed.

Existing debt

The Company has previously issued 2.75% senior notes in an aggregate principal amount outstanding of $500 million due January 2018 (the "January 2018 Notes"), and 4.375% senior notes in an aggregate principal amount outstanding of $500 million due January 2023 (the "January 2023 Notes"). In connection with the Merger, and at the request of the Parent, the Company a) intends to redeem the January 2018 Notes upon the consummation of the Merger, and b) has commenced a tender offer and consent solicitation for the January 2023 Notes, the completion of which is contingent upon customary conditions, including the closing of the Merger. On August 18, 2017, the Company received the requisite consents to amend the change of control provisions in its January 2023 Notes such that the transaction will not be deemed a change of control. The planned redemptions and repurchases would be funded by a combination of cash on-hand and proceeds from the new financings noted above.

Note D — Strategic Initiatives, Restructuring and Related Charges
Restructuring Initiatives Related to Staples 20/20 Strategic Plan
In May 2016 the Company announced a strategic plan ("20/20 Plan") under which it plans to:
•accelerate mid-market growth

•
increase its focus on growth categories, referred to by the Company as "Pro Categories", which include janitorial and sanitation supplies, breakroom products, business machines, computers and accessories, print and promotional materials, shipping and packing supplies, and other products beyond core office supplies

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
In connection with its plan to preserve profitability in its North American retail stores, the Company expects to close approximately 70 North American retail stores in 2017. Pursuant to this plan the Company has closed 33 stores through the second quarter of 2017. The Company does not expect to incur material charges in 2017 related to these closures. The Company expects to incur charges in 2017 and beyond related to other initiatives under the 20/20 Plan. The nature and timing of such charges will depend upon the actions that are taken, and cannot be reasonably estimated at this time.
In the second quarter of 2017, the Company recorded restructuring charges of $3 million for severance benefits associated with efforts to reorganize the business to support the new business strategy. These charges primarily relate to the North American Delivery segment.
In connection with the 20/20 Plan, in the first half of 2017 the Company recorded restructuring charges of $2 million primarily related to the closure of retail stores in the U.S. and exiting certain contractual vendor arrangements. These charges primarily relate to the North American Retail segment.
The table below shows a reconciliation of the beginning and ending liability balances related to continuing operations for each major type of cost associated with the 20/20 Plan (in millions):

	20/20 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 28, 2017	$20	$—	$—	$20
Charges	3	1	1	5
Cash payments	(12)	(1)	(1)	(14)
Accrued restructuring balance as of July 29, 2017	$11	$—	$—	$11

Of the $11 million restructuring liability accrued, $10 million is included within Accrued expenses and other current liabilities and the remaining balance is included within Other long-term obligations on the condensed consolidated balance sheet at July 29, 2017. The Company expects that payments related to these liabilities will be substantially completed by the end of 2018.
In the second quarter of 2016, the Company incurred charges of $5 million for severance and related benefits related to the termination of the Company's previous chief executive officer, and charges of $6 million related to exiting certain product categories in its North American retail stores, of which $4 million is included in Cost of goods sold and occupancy costs and $2 million is included in Impairment of long-lived assets.

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the second quarter and first half of 2017, the Company recorded restructuring charges of approximately $1 million and $4 million, respectively, primarily related to ongoing expenses associated with closed retail stores. These charges relate to the North American Retail segment. Also during the second quarter of 2017, the Company recorded an adjustment to reduce the liability for contractual obligations by $3 million as a result of the execution of lease terminations and changes in sublease estimates.
The table below shows a reconciliation of the beginning and ending liability balances for each major type of cost associated with the 2014 Restructuring Plan (in millions):

	2014 Plan
	Employee-Related	Contractual Obligations	Other	Total
Accrued restructuring balance as of January 28, 2017	$6	$48	$—	$54
Charges	—	—	4	4
Adjustments	—	(3)	—	(3)
Cash payments	(2)	(14)	(2)	(18)
Accrued restructuring balance as of July 29, 2017	$4	$31	$2	$37

In addition to the contractual obligations shown in the table above, the Company also has a related liability of $15 million and $12 million recorded on the condensed consolidated balance sheet as of July 29, 2017 and January 28, 2017, which primarily represents amounts previously accrued to reflect rent expense on a straight-line basis for leased properties which the Company has now ceased using.

For the restructuring liabilities associated with the 2014 Restructuring Plan, $18 million of contractual obligations are included within Other long-term obligations and the remaining balances are included within Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet as of July 29, 2017. The Company expects that payments related to employee related liabilities associated with the 2014 Plan will be substantially completed by the end of fiscal year 2017. The Company anticipates that payments related to facility lease obligations will be completed by the end of fiscal year 2026.

During the second quarter and first half of 2016, the Company recorded restructuring charges of $4 million and $14 million, respectively, related to the 2014 Restructuring Plan, primarily related to lease obligations for closed retail stores. These charges relate to the Company's North American Retail segment. During the first half of 2016, the Company also recorded adjustments to reduce the employee-related liabilities by $5 million due to changes in estimates, and to reduce liabilities for contractual obligations by $4 million primarily as a result of lease termination agreements executed during the period.

Note E — Impairment of Long-Lived Assets

In the second quarter and first half of 2017, the Company recorded long-lived asset impairment charges of $1 million and $3 million, respectively. These charges primarily relate to the closure of retail stores in the U.S.

In the second quarter of 2016 the Company recorded long-lived asset impairment charges of $3 million related to closing store locations. Also in the second quarter of 2016, the Company recorded long-lived asset impairment charges of $12 million related to fixed assets at North American retail stores that were not yet identified for closure. The Company determined the carrying values of these assets were not recoverable from future cash flows, primarily as a result of declining sales.

The impairment charges were based on measurements of the fair value of the impaired assets derived using the income and market approaches. The measurements determined using the income approach incorporated Level 3 inputs as defined in ASC Topic 820, “Fair Value Measurements and Disclosures”. The Company considered the expected net cash flows to be generated by the use of the assets, as well as the expected cash proceeds from the disposition of the assets, if any.

Note F - Discontinued Operations

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Company presented its combined European operations as discontinued operations in the Company’s consolidated financial statements.

In the first quarter of 2017, in connection with the Staples 20/20 plan the Company completed the sale of its operations in Australia and New Zealand, and pursued the sale of the Company’s operations in Asia and South America. The Company expects to complete a sale of its Asian and South American operations within the next twelve months. The operations in Asia and South America are classified as held for sale at July 29, 2017.

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

In accordance with the terms of the share purchase agreement ("SPA"), upon completion of the transaction Staples delivered the European operations with €166 million ($176 million) related to a preliminary estimate of the requisite unrestricted cash, which is equal to (i) €20 million, plus (ii) €146 million relating to indebtedness, underfunded pension liabilities, working capital, and certain other adjustments, plus an additional €6 million ($7 million) related to other obligations outlined in the SPA. The preliminary estimate of the unrestricted cash amount is subject to adjustment based on finalization of the completion accounts. The parties to the transaction are currently disputing the final amount of unrestricted cash. The final unrestricted cash amount, once determined, may vary significantly from the preliminary estimate.

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

The purchase price was 200 million Australian dollars, subject to adjustment based on finalization of net working capital and net cash (“the Completion Accounts”). At the time of closing, the Company received cash proceeds of 205 million Australian dollars ($156 million), and recorded a receivable of 16 million Australian dollars ($12 million) representing the preliminary estimated amount of additional proceeds the Company expects to receive upon finalization of the Completion Accounts. Based on these preliminary proceeds, the Company recorded a loss on sale of $1 million in the first quarter of 2017. The loss reflects, in part, the release of $40 million of cumulative foreign currency translation losses that were recorded in accumulated other comprehensive loss. Per the terms of the SPA, Staples had 90 days from the date of closing to finalize the Completion Accounts, and Platinum has up to 150 days following closing to provide notice of any dispute related to preparation of the Completion Accounts.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Following the closing, Staples is providing certain customary transitional services during a period of up to 18 months, and is partnering with the disposed operations on managing certain global customer accounts. Commercial transactions between the parties following the closing of the transaction are not expected to be significant.

Financial statement information

The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented separately in the consolidated balance sheets at July 29, 2017 and January 28, 2017. The balances at July 29, 2017 include only Asia and South America, as the Company’s operations in Europe, Australia and New Zealand had been disposed of prior to that date.

	July 29, 2017	January 28, 2017
Receivables, net	$109	$495
Merchandise inventories	29	281
Property, plant and equipment	12	252
Intangible assets	—	29
Other assets	9	98
Loss recognized on classification as held for sale	(5)	(231)
Assets of discontinued operations	154	924

Accounts payable	97	352
Accrued expenses and other current liabilities	14	194
Other liabilities	8	90
Liabilities of discontinued operations	$119	$636

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following table provides the major classes of line items constituting the results of the discontinued operations during the first half of 2017 and the first half of 2016. The results of operations during the first half of 2017 include the results of the European operations through February 27, 2017 and Australian operations through April 29, 2017.

	26 weeks ended
	July 29, 2017	July 30, 2016
Sales	$471	$1,459
Cost of goods sold and occupancy costs	384	1,119
Gross profit	87	340

Operating expenses:
Selling, general and administrative	92	360
Impairment of long-lived assets	4	645
Restructuring charges	—	(2)
Amortization of intangibles	1	10
Total operating expenses	97	1,013

Operating loss	(10)	(673)

Interest and other, net	(2)	(1)

Pretax operating loss of discontinued operations	(12)	(674)
Loss recognized on classification as held for sale	(5)	—
Loss on sale of discontinued operations	(908)	—
Total pretax loss of discontinued operations	(925)	(674)
Income tax expense	3	4
Loss of discontinued operations	$(928)	$(678)

The following table summarizes depreciation and capital expenditures for the discontinued operations for the first half of 2017 and the first half of 2016.

	26 weeks ended
	July 29, 2017	July 30, 2016
Depreciation	$3	$30
Acquisition of property & equipment	4	18

Note G — Sale of Businesses and Assets

In the second quarter of 2017, the Company sold a warehouse facility in Lebanon, PA for net proceeds of $8 million, and recognized a gain of $5 million.

In the first quarter of 2017, the Company sold a controlling interest in its European operations and 100% of the shares related to its operations in Australia and New Zealand. See Note F - Discontinued Operations for additional information related to these divestitures.

Also in the first quarter of 2017, the Company sold an administrative building in Broomfield, CO for a net $16 million, and recognized a loss on sale of $1 million.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the first half of 2016, Staples sold substantially all of the assets and transferred certain liabilities related to its commercial printing solutions business (Staples Print Solutions, or “SPS”) for net cash proceeds of $85 million and recognized a loss of $48 million.

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

At July 29, 2017, the Company had derivative liabilities with an aggregate fair value of $5 million recorded in Accrued expenses and other current liabilities in the consolidated balance sheet. The fair values are classified as Level 2 measurements, and are based on quotes received from third-party banks. The fair values represent the estimated amount the Company would pay to terminate the agreements. See Note I — Derivative Instruments and Hedging Activities for more information on these derivative instruments.

From time to time, the Company has investments in money market funds that are measured and recorded in the financial statements at fair value. The fair values are based on quotes received from third-party banks and are classified as Level 1 measurements. As of January 28, 2017, the fair value of these investments, which are classified as Cash and cash equivalents in the condensed consolidated balance sheet was $111 million. There were no money market investments as of July 29, 2017.

There are no other material assets or liabilities measured at fair value.

The following table shows the difference between the financial statement carrying value and fair value of the Company's publicly traded debt obligations as of July 29, 2017 and January 28, 2017 (in millions). The fair values of these notes were determined based on quoted market prices and are classified as Level 1 measurements.

	July 29, 2017		January 28, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
January 2018 Notes	$500	$502	$499	$503
January 2023 Notes	497	506	497	509

Note I — Derivative Instruments and Hedging Activities
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
In the first quarter of 2017, the Company entered into foreign currency forwards with aggregate notional amounts of 170 million Canadian dollars that were designated as foreign currency hedges on Staples’ net investment in Canadian dollar denominated subsidiaries. In the second quarter of 2017, the Company settled forwards with a notional amount of 70 million Canadian dollars, realizing a gain of $1 million which was recorded as a foreign currency translation gain within other comprehensive income. For the forwards with a notional of 100 million Canadian dollars that remained outstanding at July 29, 2017, the Company recognized unrealized losses of $6 million and $5 million in the second quarter and first half of 2017, respectively, which were recorded as foreign currency translation losses within other comprehensive income. No amounts were included in the consolidated statements of income related to ineffectiveness associated with these net investment hedges. The forward agreements outstanding at July 29, 2017 are expected to be fully settled by September 2017.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In the first quarter of 2017, the Company entered into foreign currency forwards with aggregate notional amounts of 70 million Australian dollars that were not designated as hedges for accounting purposes. Upon settlement of these forward agreements in May 2017, the Company recognized a realized gain of $1 million. The gain is included in Pretax loss of discontinued operations in the consolidated statements of income.

Note J — Termination of Merger Agreement with Office Depot

On May 16, 2016, Staples and Office Depot terminated their previously announced merger agreement. In the first half of 2016, the Company incurred expenses of $24 million in connection with the proposed transaction, primarily related to professional services associated with seeking regulatory clearances. Of this amount, $21 million is included in selling, general and administrative expense and $3 million is included in discontinued operations in the condensed consolidated statement of comprehensive income for the first half of 2016. As a result of the termination, per the terms of the merger agreement, on May 19, 2016 Staples paid Office Depot a $250 million break-up fee.

In the first half of 2016, the Company paid $156 million of interest and fees related to transaction financing arrangements. Of this amount, $91 million was accrued in 2015; $7 million and $39 million were recorded as interest expense in the second quarter and first half of 2016, respectively; and $26 million was recorded as a loss on early extinguishment of debt in the second quarter of 2016, related to the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan. The Company also earned $2 million of interest income on the amounts held in escrow.

In addition, during the first half of 2016 the Company made cash payments totaling $66 million into the escrow accounts, representing deposits for the 1.0% OID and for the monthly interest payments related to the term loan. These amounts are included in Increase in restricted cash within the Investing Activities section of the condensed consolidated statement of cash flows for the first half of 2016. Of the $156 million of total interest and fees paid during the first half of 2016:

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

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note K — Equity Based Employee Benefit Plans

Staples offers its associates share ownership through certain equity-based employee compensation and benefit plans. In connection with these plans, Staples recognized $13 million and $24 million in compensation expense for the second quarter and first half of 2017, respectively. Of the $24 million recorded in the first half of 2017, $26 million is included in continuing operations and a forfeiture adjustment of $2 million is included in discontinued operations.

The Company recognized $15 million and $33 million in compensation expense for the second quarter and first half of 2016, respectively. Of the amounts recorded in the second quarter and first half of 2016, $14 million and $31 million were included in continuing operations, respectively, and $1 million and $2 million were included in discontinued operations, respectively.

Under the 2014 Stock Incentive Plan, the Company may grant restricted stock and restricted stock units (collectively, “Restricted Shares”) and non-qualified stock options to associates. Pursuant to the terms of the Merger Agreement (see Note C - Acquisition by Funds Managed by Sycamore Partners), following the restricted stock unit grants made on July 3, 2017, the Company is restricted from making additional grants under the 2014 Stock Incentive Plan or otherwise until the earlier to occur of the effective time of the Merger and the termination of the Merger Agreement.

As of July 29, 2017, Staples had $74 million of unamortized stock compensation expense associated with these plans which is scheduled to be expensed over the period through June 2020.  See Note C - Acquisition by Funds Managed by Sycamore Partners for information related to how the proposed Merger would impact unvested share-based payment awards.

Restricted shares
The following table summarizes the activity during the first half of 2017 related to Restricted Shares:

	Restricted Shares (1)
	Number of Shares (Millions)	Weighted Average Grant Date Fair Value per Share
Outstanding at January 28, 2017	9	$10.04
Granted	2	9.00
Vested	(3)	10.22
Canceled	(1)	10.29
Outstanding at July 29, 2017	7	$9.54

(1)	Excludes performance share awards.

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
For the arrangements entered into in March 2017, vesting is based on cumulative performance over a three year period comprising fiscal years 2017 to 2019, and is based on achieving certain sales growth targets in the North American Delivery segment, certain earnings per share targets and achieving certain return on net assets percentage targets. As of July 29, 2017, the aggregate target number of shares for this award is 1.9 million, net of forfeitures, with a grant-date fair value of $14 million.
For the arrangements entered into in April 2016, vesting is based on cumulative performance over a three year period comprising fiscal years 2016 to 2018, and is 50% based on achieving certain operating income growth targets and 50% based on achieving certain return on net assets percentage targets. As of July 29, 2017, the aggregate target number of shares for this award is 0.8 million, net of forfeitures, with a grant-date fair value of $8 million.
For the arrangements entered into in March of 2014 and March of 2015, vesting is based on performance achieved in each fiscal year, with metrics established at the beginning of each year, and is 50% based on satisfaction of certain sales growth metrics and 50% based on achievement of certain return on net assets percentage targets. The following summarizes activity related to these awards during the first half of 2017:

•
March 2014 award: Upon completion of the three-year performance period, in March 2017 a total of 0.9 million shares were issued on a fully vested basis, which reflects a 25% reduction related to the TSR multiplier.

•
March 2015 awards: For the tranches related to the fiscal 2017 performance period, the aggregate target number of shares is 0.2 million with a grant date fair value of $1 million, net of forfeitures, as of July 29, 2017.

Stock options
No stock options were granted or exercised during first half of 2017.

Employee Stock Purchase Plan

Staples offers its associates the opportunity for share ownership pursuant to the Amended and Restated Employee Stock Purchase Plan. During first half of 2017 and 2016, the Company issued 1.6 million shares and 2.1 million shares, respectively, pursuant to this plan. In connection with the Merger Agreement, the Company has suspended its employee stock purchase plan, effective as of July 1, 2017.

Note L — Stockholders' Equity

Accumulated Other Comprehensive Loss

The following table details the changes in Accumulated other comprehensive loss ("AOCL") for first half of 2017 (in millions):

	Foreign Currency Translation Adjustment	Deferred Benefit Costs	Accumulated Other Comprehensive Loss
Balance at January 28, 2017	$(761)	$(292)	$(1,053)
Foreign currency translation adjustment	10	—	10
Reclassification adjustments:
Divestiture of businesses (net of taxes of $12)	282	290	572
Balance at July 29, 2017	$(469)	$(2)	$(471)

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

See Note F - Discontinued Operations for information related to the changes in AOCL that relate to the divestiture of businesses.

Note M — Computation of Earnings per Common Share

The computation of basic and diluted earnings per share for the second quarter and first half of 2017 and 2016 is as follows (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator:
Income (loss) from continuing operations	$63	$(107)	$168	$(47)
Loss from discontinued operations	(8)	(659)	(928)	(678)
Net income (loss)	$55	$(766)	$(760)	$(725)

Denominator:
Weighted-average common shares outstanding	655	648	654	647
Effect of dilutive securities:
Restricted shares (including performance-based awards)	5	—	4	—
Weighted-average common shares outstanding assuming dilution	660	648	658	647

Basic Earnings per share
Continuing operations	$0.10	$(0.17)	$0.26	$(0.07)
Discontinued operations	$(0.02)	$(1.01)	$(1.42)	$(1.05)
Consolidated operations	$0.08	$(1.18)	$(1.16)	$(1.12)

Diluted Earnings Per Share:
Continuing operations	$0.10	$(0.17)	$0.26	$(0.07)
Discontinued operations	$(0.02)	$(1.01)	$(1.41)	$(1.05)
Consolidated operations	$0.08	$(1.18)	$(1.15)	$(1.12)

For the second quarter and first half of 2017, approximately 13 million and 26 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the second quarter and first half of 2016, approximately 31 million and 34 million equity instruments, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Note N — Segment Reporting

Staples has two reportable segments: North American Delivery and North American Retail.

The following is a summary of sales and business unit income by reportable segment and a reconciliation of business unit income to income from continuing operations before income taxes for the second quarter and first half of 2017 and 2016 (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	Sales
North American Delivery	$2,547	$2,588	$5,182	$5,300
North American Retail	1,358	1,444	2,873	3,094
Total sales	$3,905	$4,032	$8,055	$8,394

	Business Unit Income (Loss)
North American Delivery	$138	$164	$274	$323
North American Retail	(4)	(8)	50	41
Business unit income	134	156	324	364
Unallocated expense, net (1)	(18)	(20)	(36)	(40)
Merger-related costs	—	(250)	—	(272)
Impairment of long-lived assets	(1)	(15)	(3)	(15)
Litigation costs	—	(16)	—	(16)
Restructuring charges and costs related to strategic plans	(13)	(6)	(18)	(17)
Gain (loss) related to sale of businesses and assets, net	4	(16)	3	(49)
Interest and other expense, net	(4)	(12)	(10)	(49)
Loss on early extinguishment of debt	—	(26)	—	(26)
Income (loss) from continuing operations before income taxes	$102	$(205)	$260	$(120)

(1) Unallocated expense includes stock-based compensation, income or loss associated with the Company's supplemental executive retirement plan, and certain expenses that were previously allocated to the Company's international businesses.

Note O — Commitments and Contingencies

From time to time, the Company is involved in litigation arising from the operation of its business that is considered routine and incidental to its business. The Company estimates exposures and establishes reserves for amounts that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and the outcome of legal proceedings and other contingencies could be unexpected or differ from the Company’s reserves. The Company does not believe it is reasonably possible that a loss in excess of the amounts recognized in the consolidated financial statements as of July 29, 2017 would have a material adverse effect on its business, results of operations, financial condition or cash flows. For information related to specific contingent losses, see Note I in the Notes to the Consolidated Financial Statements in the Company's 2016 Annual Report on Form 10-K, and the updates provided below.

On June 20, 2017, the Amsterdam Court of Appeal issued a ruling confirming the ruling of the Amsterdam District Court in the previously announced litigation related to the sale of the Company’s European Printing Systems Division, rejecting the purchaser’s claims in their entirety and awarding costs to the Company. The purchaser has not to date filed an appeal with the Supreme Court of the Netherlands; however, if the purchaser were to file an appeal and prevail, it could result in an adjustment, which may be material, to the loss the Company recorded for the sale.

STAPLES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

On August 4, 2017 a purported class action lawsuit relating to the Merger was filed against the Company, each of its directors, Sycamore, Merger Sub and Parent, captioned Raymond Haag v. Staples, Inc. et al., Civil Action No. 1:17-cv-11447 (“Haag”). Three additional purported class action lawsuits were also filed against the Company and each of its directors, on August 8, 2017 captioned Stephen Bushansky v. Staples, Inc. et al., Civil Action No. 1:17-cv-11464 (“Bushansky”), on August 8, 2017 captioned Michael Huntley v. Staples, Inc. et al., Civil Action No. 1:17-cv-11467 (“Huntley”), and on August 10, 2017 captioned Leif Haugen v. Staples, Inc. et al., Civil Action No. 1:17-cv-11480 (“Haugen”). Each of the lawsuits was filed in the United States District Court for the District of Massachusetts and alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger.  Each of the plaintiffs seeks to enjoin the defendants from proceeding with the Merger.  In addition, plaintiffs variously seek other forms of injunctive and declaratory relief, including declaring that the defendants violated Sections 14(a) and/or 20(a) of the 1934 Act, as well as Rule 14a-9 promulgated thereunder; declaring that the proxy statement is materially false or misleading; enjoining the defendants from proceeding with any vote on the Merger; directing the defendants to disseminate a proxy statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading; rescinding the Merger or awarding rescissory damages to the extent already consummated; and requiring an accounting of all damages caused and profits obtained by the defendants.  In addition, each of the plaintiffs seeks an award of costs and attorneys’ fees.  The Company and its directors believe all four of these lawsuits are without merit and intend to defend against them vigorously.
.

STAPLES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, this management’s discussion and analysis of financial condition and results of operations contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of the words like “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on a series of expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions and should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included in this report.  Staples, Inc. and its subsidiaries ("we", "our" or "us") cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made.  There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements.  These risks and uncertainties include, without limitation, risks related to the proposed acquisition by funds managed by Sycamore Partners Management, L.P.; our ability to meet the changing needs of our customers; our ability to successfully transform our business; industry, operating and competitive pressures and macroeconomic conditions, including their impact on prices and demand for our products and services, our financial condition and our results of operations; compromises of our information security; our ability to retain qualified employees; risks related to international operations and fluctuations in foreign exchange rates; changes in our effective tax rate; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks; and factors referenced under the heading “Risk Factors” of this Quarterly Report on Form 10-Q as well as risks that emerge from time to time that are not possible to predict.  We disclaim any obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Major contributors to our second quarter of 2017 results, as compared to the results for the second quarter of 2016, are reviewed in detail in the Consolidated Performance and Segment Performance discussions and are summarized below:

•	We generated $3.9 billion in sales, a decrease of 3.1%;

•	North American Delivery sales decreased 1.6% and business unit income as a percentage of sales decreased to 5.4% from 6.4%;

•	North American Retail sales decreased 5.9% and business unit loss as a percent of sales improved to (0.3)% from (0.6)%;

•	Income from continuing operations for the second quarter of 2017 was $63 million compared with a loss from continuing operations of $107 million for the second quarter of 2016;

•	Income from continuing operations for the second quarter of 2017 reflects net pre-tax costs of $10 million primarily related to the proposed acquisition by funds managed by Sycamore Partners;

•	Non-GAAP income from continuing operations was $76 million for the second quarter of 2017 compared with $87 million for the second quarter of 2016;

•
Earnings per diluted share from continuing operations was $0.10 in the second quarter of 2017 compared to $(0.17) in the second quarter of 2016. Non-GAAP earnings per diluted share was $0.12 in the second quarter of 2017 compared with $0.13 in the second quarter of 2016.

See the non-GAAP reconciliations in the "Non-GAAP Measures" section further below.

Acquisition by Funds Managed by Sycamore Partners

On June 28, 2017, we entered into a merger agreement which provides for the acquisition of Staples by investment funds managed by Sycamore Partners Management, L.P. ("Sycamore Partners") at a price of $10.25 per share of our common stock, in cash. The transaction is expected to close in the third quarter of 2017. See Note C - Acquisition by Funds Managed by Sycamore Partners for additional information related to this pending transaction.

 Discontinued operations

A key element of our Staples 20/20 strategic plan is to focus on our North American operations. In connection with this plan, in the first quarter of 2017 we completed the sale of a controlling interest in our European operations and sold 100% of the shares related to our operations in Australia and New Zealand. In the second quarter of 2017 we continued to pursue the sale of our operations in Asia and South America, and expect to complete a sale of these businesses within the next twelve months. We presented our European operations as discontinued operations beginning in the fourth quarter of the 2016, and beginning with the first quarter of 2017 we have presented our remaining operations outside of North America as discontinued operations. See Note F - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

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

For the non-GAAP measures related to results of operations, reconciliations to the most directly comparable GAAP measures are shown below for the second quarter of 2017 and second quarter of 2016 (amounts in millions, except per share data):

	13 Weeks Ended
	July 29, 2017
	GAAP	Adjustments [1]	Non-GAAP

Operating income	$106	$10	$116
Interest and other expense, net	4	—	4
Income before income taxes	102		112

Income tax expense	39		39
Adjustments[2]	—		(3)
Adjusted income tax expense	39		36

Income from continuing operations	$63		$76

Effective tax rate	38.0%		32.0%

Income from continuing operations per share:
Diluted earnings per common share	$0.10		$0.12

1.
Includes $13 million of costs related to our strategic initiatives ($11 million of which is included in Selling, general and administrative expenses and $2 million of which is included in Restructuring charges) and $1 million for impairment of long-lived assets, partly offset by a $4 million gain on the sale of property and equipment.

2.
Includes $5 million of non-cash income tax expense related to the impact of tax deficiencies associated with share-based payment awards, and which relates to the adoption of a new accounting pronouncement in the first quarter of 2017 that was not applied retrospectively. This expense was partly offset by $2 million of income tax benefit associated with the adjustments referred to in footnote 1.

	26 Weeks Ended
	July 29, 2017
	GAAP	Adjustments [1]	Non-GAAP

Operating income	$270	$18	$288
Interest and other expense, net	10	—	10
Income from continuing operations before income taxes	260		278

Income tax expense	92		92
Adjustments[2]	—		(3)
Adjusted income tax expense	92		89

Income from continuing operations	$168		$189

Effective tax rate	35.3%		32.0%

Income from continuing operations per common share:
Diluted earnings per common share	$0.26		$0.29

1.
Includes $18 million of costs related to our strategic initiatives ($12 million of which is included in Selling, general and administrative expenses and $6 million of which is included in Restructuring charges) and $3 million for impairment of long-lived assets offset by a net $3 million gain on the sale of property and equipment.

2.
Includes $8 million of non-cash income tax expense related to the impact of tax deficiencies associated with share-based payment awards, and which relates to the adoption of a new accounting pronouncement in the first quarter of 2017 that was not applied retrospectively. This expense was partly offset by $5 million of income tax benefit associated with the adjustments referred to in footnote 1.

	13 Weeks Ended
	July 30, 2016
	GAAP	Impairment of long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross Profit	$1,025	$—	$—	$—	$—	$4	$1,029

Operating (loss) income	(167)	15	250	16	16	6	136
Interest and other expense, net	12	—	(7)	—	—	—	5
Loss on early extinguishment of debt	26	—	(26)	—	—	—	—
(Loss) income before income taxes	(205)						131

Income tax benefit	(98)						(98)
Adjustments	—						142
Adjusted income tax (benefit) expense	(98)						44

Loss (income) from continuing operations	$(107)						$87

Effective tax rate	47.8%						33.1%

Income from continuing operations per common share:
Diluted earnings per common share	$(0.17)						$0.13

	26 Weeks Ended
	July 30, 2016
	GAAP	Impairment of long-lived assets	Merger-related costs	Loss on sale of businesses and assets, net	Litigation	Costs related to restructuring and strategic plans	Non-GAAP
Gross Profit	$2,137	$—	$—	$—	$—	$4	$2,141

Operating (loss) income	(45)	15	272	49	16	17	324
Interest and other expense, net	49	—	(37)	—	—	—	12
Loss on early extinguishment of debt	26	—	(26)	—	—	—	—
(Loss) income before income taxes	(120)						312

Income tax benefit	(73)						(73)
Adjustments	—						177
Adjusted income tax (benefit) expense	(73)						104

Loss (income) from continuing operations	$(47)						$208

Effective tax rate	60.6%						33.1%

Income from continuing operations per common share:
Diluted earnings per common share	$(0.07)						$0.32

Note that certain percentage figures shown in the tables above may not recalculate due to rounding.

Consolidated Performance

Second Quarter of 2017 Compared to the Second Quarter of 2016

Sales:  Sales for the second quarter of 2017 were $3.9 billion, a $127 million or 3.1% decrease from the second quarter of 2016.  Of this decline, approximately 1% was driven by the sale of our Staples Print Solutions business in the second quarter of 2016 and approximately 1% was driven by a decrease in comparable store sales in North American Retail, with the remaining decline primarily driven by store closures and declines in Staples.com. The unfavorable impact of these items was partially offset by a 1% favorable impact from organic growth in Staples Business Advantage ("SBA") and a 1% favorable impact from the acquisition of Capital Office Products in the fourth quarter of 2016. Sales declines in ink and toner, office supplies, and paper were partly offset by growth in computers, janitorial and sanitation supplies, and food and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.5% for the second quarter of 2017 compared to 25.4% for the second quarter of 2016, an increase of 12 basis points. Improvements in product margin rates were offset by supply chain investments, primarily in North American Delivery. Gross profit for the second quarter of 2016 reflects the impact of $4 million of charges related to exiting certain product categories in our North American retail stores.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $19 million or 2.1% from the second quarter of 2016 to the second quarter of 2017. The decrease reflects $16 million of costs incurred in the second quarter of 2016 related to litigation, partially offset by $10 million of expenses incurred in the second quarter of 2017 related to the pending acquisition of Staples by Sycamore Partners. The decrease also reflects a favorable impact from ongoing expense management, partially offset by the impact from investments in sales force. As a percentage of sales, selling, general and administrative expenses were 22.6% in the second quarter of 2017 compared with 22.3% in the second quarter of 2016.

Impairment of Long-Lived Assets: See Note E - Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the second quarters of 2017 and 2016.

Restructuring and Related Charges: See Note D - Strategic Initiatives, Restructuring and Related Charges in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized in the second quarters of 2017 and 2016.

Gain (Loss) Related to Sale of Business and Assets, net: See Note G - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to gains and losses recognized in the second quarters of 2017 and 2016.

Interest Expense: Interest expense decreased to $10 million for the second quarter of 2017 from $18 million for the second quarter of 2016.  Interest expense for the second quarter of 2016 reflected interest and fees of $7 million related to financing arrangements associated with our proposed acquisition of Office Depot (see Note J — Termination of Merger Agreement with Office Depot in the Notes to the Condensed Consolidated Financial Statements).

Other Income (Expense), Net: Other income (expense), net was income of $4 million in the second quarter of 2017 compared to income of $5 million for the second quarter of 2016. The income in each period primarily related to investment income associated with our supplemental executive retirement plan.

Loss on Early Extinguishment of Debt: In May 2016 we terminated the term loan agreement associated with our proposed acquisition of Office Depot and repaid the $2.5 billion par value of the loan, the net proceeds for which had been held in escrow. The $26 million loss on early extinguishment of debt in the second quarter of 2016 represents the acceleration of the unamortized balances of the $25 million original issue discount ("OID") and $2 million of deferred financing costs related to the term loan. See Note J — Termination of Merger Agreement with Office Depot in the Notes to the Condensed Consolidated Financial Statements.

Income Taxes:  Our effective tax rate was 38.0% in the second quarter of 2017 compared with 47.8% in the second quarter of 2016. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 32.0% in the second quarter of 2017 and 33.1% the second quarter of 2016. The decrease in our GAAP and non-GAAP effective tax rate in the second quarter of 2017 compared with the prior year quarter is primarily due to changes in the geographic mix of earnings.

Our effective tax rate in any year is impacted by the geographic mix of earnings. Additionally, certain foreign operations are subject to both U.S. and foreign income tax regulations, and as a result, income before tax by location and the components of income tax expense by taxing jurisdiction are not directly related. The difference between the federal statutory tax rate and our effective tax rate is driven primarily by the foreign tax rate differential with respect to our entities in Canada.

First Half of 2017 Compared to the First Half of 2016

Sales:  Sales for first half of 2017 were $8.1 billion, a $339 million or 4.0% decrease from first half of 2016.  Of this decline, approximately 2% was driven by the sale of Staples Print Solutions and approximately 2% was driven by a decrease in comparable store sales in North American Retail, with the remaining decline primarily driven by store closures and declines in Staples.com. The impact of these items was partially offset by growth in SBA. Sales declines in ink and toner, office supplies, technology accessories and paper were partly offset by growth in technology solutions, janitorial and sanitation supplies, computers and food and breakroom supplies.

Gross Profit:  Gross profit as a percentage of sales was 25.8% for first half of 2017 compared to 25.5% for first half of 2016, a decrease of 26 basis points. The increase was driven by improved product margin rates, partially offset by supply chain investments, primarily in North American Delivery.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $57 million or 3.1% from first half of 2016 to first half of 2017. The decrease reflects the impact of $21 million of costs associated with our proposed acquisition of Office Depot and $16 million of costs related to litigation that were incurred in the first half of 2016, partially offset by $12 million of expenses incurred in the second quarter of 2017 related to strategic initiatives, which primarily relate to the pending acquisition of Staples by Sycamore Partners. The decrease also reflects a favorable impact from ongoing expense management, partially offset by the impact of increased incentive compensation and higher marketing expense. As a percentage of sales, selling, general and administrative expenses were 22.1% in first half of 2017 compared with 21.9% for first half of 2016.

Impairment of Long-Lived Assets: See Note E - Impairment of Long-Lived Assets in the Notes to the Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized during the first half of 2017 and 2016.

Restructuring Charges: See Note D - Strategic Initiatives, Restructuring and Related Charges in the Notes to Condensed Consolidated Financial Statements for a description of the facts and circumstances related to the restructuring charges recognized during the first half of 2017 and 2016.

Gain (Loss) on Sale of Businesses and Assets, net: See Note G - Sale of Businesses and Assets in the Notes to the Condensed Consolidated Financial Statements for information related to the gains and losses recognized in the first half of 2017 and 2016.

Interest Expense: Interest expense decreased to $21 million for first half of 2017 from $60 million for first half of 2016.  Interest expense during the first half of 2016 reflected interest and fees of $37 million related to financing arrangements associated with our proposed acquisition of Office Depot.

Other Income (Expense), Net: Other income (expense), net was income of $8 million for first half of 2017 compared to income of $8 million for first half of 2016. The income in each period primarily related to investment income associated with our supplemental executive retirement plan.

Income Taxes:  Our effective tax rate was 35.3% in first half of 2017 compared with 60.6% in first half of 2016. Excluding the impact of items shown in the tables included above in the "Non-GAAP Measures" section, our effective tax rate was 32.0% in first half of 2017 and 33.1% in first half of 2016. The decrease in our GAAP and non-GAAP effective tax rate in first half of 2017 compared with the prior year is primarily due to changes in the geographic mix of earnings.

Segment Performance

We have two reportable segments: North American Delivery and North American Retail. See a reconciliation of total business unit income (loss) to income before income taxes in Note N - Segment Reporting in the Notes to the Condensed Consolidated Financial Statements.

Second Quarter of 2017 Compared to the Second Quarter of 2016

The following tables provide a summary of our sales and business unit income by reportable segment for the second quarter of 2017 and 2016:

	(Amounts in millions) 13 Weeks Ended		July 29, 2017	July 30, 2016
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	July 29, 2017	July 30, 2016
Sales:
North American Delivery	$2,547	$2,588	(1.6)%	(0.1)%
North American Retail	1,358	1,444	(5.9)%	(7.9)%
Total segment sales	$3,905	$4,032	(3.1)%	(3.0)%

	(Amounts in millions) 13 Weeks Ended		July 29, 2017	July 30, 2016
	July 29, 2017	July 30, 2016	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$138	$164	5.4%	6.4%
North American Retail	(4)	(8)	(0.3)%	(0.6)%

North American Delivery: Sales decreased by $41 million or 1.6% for the second quarter of 2017. The decline was primarily due to the sale of our Staples Print Solutions business in the second quarter of 2016. The impact of this divestiture was partially offset by organic growth in SBA and the impact of our acquisition of Capital Office Products in the fourth quarter of 2016. The organic growth in SBA was driven by increased sales of technology products and solutions, janitorial and sanitation supplies, and food and breakroom supplies partially offset by declines in office supplies, ink and toner and paper. SBA grew sales organically across both large corporate and enterprise and mid-market customer segments.

Sales growth from SBA was partially offset by declines in the Quill and Staples.com channels. The sales decline in these channels was partially attributable to historical reductions in marketing and customer acquisition spend, as well as lower promotional activity in the Staples.com channel.

Business unit income as a percentage of sales decreased to 5.4% for the second quarter of 2017 from 6.4% for the second quarter of 2016. The decrease was driven by strategic investments to drive growth, including investing in our supply chain and salesforce, as well as other cost increases.

North American Retail:  Sales decreased by $86 million or 5.9% for the second quarter of 2017. The decrease was driven by a 3% decline in comparable store sales resulting from lower customer traffic and an approximate 2% unfavorable impact from store closures. The comparable store sales decline reflects decreased sales of ink and toner, office supplies, computers and office machines.

Business unit income as a percentage of sales improved to (0.3)% for the second quarter of 2017 from (0.6)% for the second quarter of 2016. The improvement was primarily driven by increased gross margin rate partially offset by an unfavorable impact of lower sales on fixed expenses.

First Half of 2017 Compared to the First Half of 2016

The following tables provide a summary of our sales and business unit income by reportable segment for first half of 2017 and 2016:

	(Amounts in millions) 26 Weeks Ended		July 29, 2017	July 30, 2016
			(Decrease) Increase From Prior Year	(Decrease) Increase From Prior Year
	July 29, 2017	July 30, 2016
Sales:
North American Delivery	$5,182	$5,300	(2.2)%	0.1%
North American Retail	2,873	3,094	(7.2)%	(7.5)%
Total segment sales	$8,055	$8,394	(4.0)%	(2.8)%

	(Amounts in millions) 26 Weeks Ended		July 29, 2017	July 30, 2016
	July 29, 2017	July 30, 2016	% of Sales	% of Sales
Business Unit Income (Loss):
North American Delivery	$274	$323	5.3%	6.1%
North American Retail	50	41	1.7%	1.3%

North American Delivery: Sales decreased by $118 million or 2.2% for first half of 2017. The decline was primarily due to the sale of our Staples Print Solutions business in the second quarter of 2016. The impact of this divestiture was partially offset by organic growth in SBA and the impact of our acquisition of Capital Office Products in the fourth quarter of 2016. The organic growth in SBA was driven by increased sales of technology products and solutions, janitorial and sanitation supplies, and food and breakroom. partially offset by declines in office supplies, ink and toner and paper. SBA grew sales organically across both large corporate and enterprise and mid-market customer segments.

Sales growth from SBA was partially offset by declines in the Quill and Staples.com channels. The sales decline in these channels was partially attributable to historical reductions in marketing and customer acquisition spend, as well as lower promotional activity in the Staples.com channel.

Business unit income as a percentage of sales declined to 5.3% for first half of 2017 from 6.1% for first half of 2016. The decrease was driven by strategic investments to drive growth, including investing in our supply chain and salesforce, as well as other cost increases.

North American Retail:  Sales decreased by $221 million or 7.2% for first half of 2017. The decrease was driven by a 5% decline in comparable store sales resulting from lower customer traffic and an approximate 2% unfavorable impact from store closures. The comparable store sales decline reflects declines for ink and toner, office supplies and office machines.

Business unit income as a percentage of sales was 1.7% for first half of 2017 compared to 1.3% for first half of 2016. The increase was driven by improved gross margin rate partially offset by an unfavorable impact of lower sales on fixed expenses.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $279 million for the first half of 2017 compared to cash used by operations of $11 million for the first half of 2016, an increase of $290 million. The increase is attributable to payments made during the first half of 2016 related to the termination of the merger agreement with Office Depot, including a $250 million merger termination fee paid to Office Depot and the payment of $88 million of interest and fees related to the financing agreements associated with the proposed merger.

Cash used in investing activities was $67 million for the first half of 2017 compared to $85 million for the first half of 2016, a decrease of $18 million. Investing activities in the first half of 2017 included:

•
Capital expenditures declined from $102 million in the first half of 2016 to $89 million in the first half of 2017, primarily due to the divestitures of our European and Australian operations in the first quarter of 2017

•	We received net cash proceeds of $6 million related to the divestitures of our operations in Europe, Australia and New Zealand

•	We sold an administrative building and a warehouse for net proceeds of $23 million

•	We acquired Gulf Coast Office Products, Inc., which is a component of our NAD segment, for a net $7 million in cash

In the first half of 2016, we received net proceeds of $83 million related to the sale of our Staples Print Solutions business. Also in the first half of 2016, in connection with financing arrangements associated with our proposed acquisition of Office Depot, we transferred $66 million of cash into escrow accounts, which was disbursed directly to the lenders and underwriters as payment of interest and fees incurred. See Note J - Termination of Merger Agreement with Office Depot in the Notes to the Condensed Consolidated Financial Statements for more information.

Cash used in financing activities was $148 million for first half of 2017 compared to cash provided by financing activities of $29 million for first half of 2016, a change of $177 million. The primary reason for the change is that in the first half of 2016 we borrowed a net $188 million under our commercial paper program, and we had no such borrowings in the first half of 2017. We paid quarterly cash dividends of $0.12 per share in both the first half of 2017 and 2016, for an aggregate payment of $157 million in the first half of 2017 compared with $155 million in the first half of 2016.

Sources of Liquidity

To cover seasonal fluctuations in cash flows and to support our various initiatives, we currently utilize cash generated from operations and borrowings available under various credit facilities and a commercial paper program. At July 29, 2017, we had approximately $2.3 billion in total cash and funds available through credit agreements, which consisted of $1.1 billion of available credit and $1.2 billion of cash and cash equivalents.

Of the $1.2 billion in cash and cash equivalents, approximately $225 million is held at entities located in jurisdictions outside the United States and for which there could be tax consequences if such amounts were moved out of these jurisdictions or repatriated to the United States. Certain of our foreign subsidiaries were able to remit cash to the United States in the first half of 2017 without a tax cost, and additional remittances without a tax cost are expected during the remainder of 2017.  We currently intend to use most of any remaining cash and cash equivalents held outside of the United States to finance the obligations and current operations of our foreign businesses. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Our available credit includes $1 billion of maximum borrowing capacity available under our revolving credit facility with Bank of America and other lending institutions. Our borrowing capacity may be increased to $1.5 billion upon our request and the agreement of the lenders participating in the increase. We also have a commercial paper program that allows us to issue up to $1 billion of unsecured commercial paper notes from time to time, and for which our $1 billion revolving credit facility serves as a back-up. Borrowings outstanding under our commercial paper program reduce the borrowing capacity available under our revolving credit facility by a commensurate amount. We did not borrow under either our revolving credit facility or our commercial paper program during the first half of 2017. See Note G - Debt and Credit Agreements in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for more information on our revolving credit facility and commercial paper program.

We also have various other lines of credit under which we may currently borrow a maximum of $63 million. At July 29, 2017, we had outstanding borrowings and letters of credit of $6 million, leaving $57 million of available credit at that date.

During the first half of 2017, we entered into $7 million of capital lease obligations.

A summary, as of July 29, 2017, of balances available under our credit agreements and debt outstanding is presented below (in millions):

	July 29, 2017
	Available Credit	Debt Outstanding
January 2018 Notes	$—	$500
January 2023 Notes	—	497
Revolving credit facility	1,000	—
Other lines of credit	63	6
Capital lease obligations and other notes payable	—	51
Total	1,063	1,054
Less: Discontinued operations	(55)	(6)
Continuing operations	$1,008	$1,048

At July 29, 2017, there has not been a material change to the amounts and timing of maturity of contractual obligations disclosed in our 2016 Annual Report on Form 10-K.

We do not have any off-balance sheet financing arrangements as of July 29, 2017, nor did we utilize any during first half of 2017.

We expect that our cash generated from operations, together with our current cash, funds available under our existing credit agreements and other alternative sources of financing, will be sufficient to fund our planned capital expenditures, obligations associated with our restructuring and transformation initiatives, and other operating cash needs for at least the next twelve months.

As noted in Note C - Acquisition by Funds Managed by Sycamore Partners in the Notes to the Condensed Consolidated Financial Statements, in connection with the pending acquisition of Staples, Sycamore Partners has obtained commitments for $6 billion of debt financing for the transaction. In connection with the transaction, we commenced a tender offer and consent solicitation with respect to our January 2023 Notes. On August 18, 2017, we received the requisite consents to amend the change of control provisions in our January 2023 Notes such that the transaction will not be deemed a change of control. Arch Parent Inc. ("Parent") has advised us that it expects that any January 2023 Notes which remain outstanding after consummation of the tender offer will not be secured by any liens granted under the senior secured credit facilities entered into in connection with the Merger and will be effectively subordinated to such senior secured credit facilities to the extent of the value of the collateral securing such secured indebtedness. In addition, such Notes will not benefit from any subsidiary guarantees issued to such senior secured credit facilities and the new 8.50% senior notes due 2025. Accordingly, any Notes remaining outstanding will be structurally subordinated to the indebtedness of any subsidiary that will guarantee such senior secured credit facilities and new 8.50% senior notes due 2025 to be issued in connection with the transaction. Following, and contingent upon, the closing of the transaction, we plan to redeem our January 2018 Notes and we plan to replace our existing revolving credit agreement with a new asset-based lending facility.

Uses of Capital

We paid quarterly dividends of $0.12 per share during the second quarter of 2017. As a result of the pending Merger , we have suspended payment of our regular quarterly dividend.

Also as a result of the pending Merger, we have suspended our share repurchase plan. We did not repurchase any shares in the first half of 2017.
We may use capital for acquisitions. We plan to focus on acquisitions of contract stationers, business-to-business service providers and companies specializing in categories beyond office supplies.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 29, 2017, there have been no material changes to the interest rate and foreign exchange risk information disclosed in our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2017.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated, as of July 29, 2017, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means a company’s controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and that judgment must be applied in the evaluation of the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of the Company’s disclosure controls and procedures as of July 29, 2017, management, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level at that date, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Form 10-K”).

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation plan with respect to the material weaknesses affecting IT General Controls as described within Part II. Item 9A. Controls and Procedures in our Form 10-K, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STAPLES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow. See Note O — Commitments and Contingencies for further information.

Item 1A.  Risk Factors

The risks described below, as well as those described in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "Form 10-K") and Part II, Item 1A, of our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K, should be carefully considered. If any of these risks actually occur, the trading price of our common stock could decline materially and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Risks Related to the Merger

Completion of the Merger is subject to conditions and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete the Merger could negatively impact our financial condition, results of operations and stock price.

On June 28, 2017, we announced the proposed acquisition of the Company by funds managed by Sycamore Partners Management, L.P.  pursuant to an Agreement and Plan of Merger, dated as of June 28, 2017 (the “Merger Agreement”), by and among the Company, Arch Parent Inc. (the "Parent"), and Arch Merger Sub Inc., providing for the merger of Arch Merger Sub Inc. with and into the Company (the “Merger”). There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed in a timely manner or at all. If the Merger is not completed, we will have incurred substantial expenses for which we will have received little or no benefit. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay the Parent a termination fee of $171 million (including under specified circumstances in connection with the Company’s entry into an agreement with respect to a superior proposal) or reimburse certain Parent expenses of up to $15 million. These fees and expenses would have a negative impact on our financial condition and results of operations. In addition, if the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated.

The proposed Merger could divert management’s attention and disrupt our relationships with third parties and employees, which could negatively impact our operating results and ongoing business.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business. Further, the Merger Agreement restricts us from taking certain actions without consent while the Merger is pending. These restrictions may, among other matters, prevent us from paying dividends, pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. Uncertainty regarding the outcome of the Merger and our future could adversely affect our ability to recruit and retain key personnel and other employees, and disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These restrictions and disruptions could have a material and adverse effect on our business, financial condition, and results of operations, which could be exacerbated by a delay in the consummation of the Merger or failure to consummate the Merger.

Several lawsuits have been filed against us and our directors challenging the proposed Merger, and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We and our directors are named as defendants in several putative class action lawsuits brought by purported stockholders challenging the Merger and seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, will be in effect that prohibits or makes illegal the consummation of the Merger. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common stock under our share repurchase program during the first half of 2017. The remaining authorization under our existing share repurchase program is $373 million. Pursuant to the terms of the Merger Agreement with Sycamore Partners, we are restricted from repurchasing shares of our common stock until the earlier to occur of the effective time of the Merger and the termination of the Merger Agreement.

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

STAPLES, INC.

Date:	August 24, 2017	By:	/s/ Mark Conte
Mark Conte
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

		By:	/s/ Christine T. Komola
Christine T. Komola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1^	Agreement and Plan of Merger, dated as of June 28, 2017, among the Company, Arch Parent Inc. and Arch Merger Sub Inc. Filed as Exhibit 2.1 to the Company's Form 8-K filed on June 30, 2017.
3.1+	Amended and Restated By-laws of Staples, Inc.
10.1*+	Non-Management Director Compensation Summary.
31.1+	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Label Linkbase Document.
101.PRE+	XBRL Taxonomy Presentation Linkbase Document.
____________________________________________

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.

^	An exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Unless otherwise indicated, such exhibit was filed under Commission File Number 0-17586.

+	Filed herewith.

++	Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements tagged in detail.